Form 10-Q
period 1996-06-30
TEGAL CORP /DE/
filed 1996-07-19
CIK 931059

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1996

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

                     2201 SOUTH MCDOWELL BLVD. P.O. BOX 6020
                         PETALUMA, CALIFORNIA 94955-6020
                    (Address of principal executive offices)

                         TELEPHONE NUMBER (707) 763-5600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No / /

As of July 17, 1996, there were 10,085,554 shares of the registrant's Common Stock outstanding.

                       TEGAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                             PAGE
                                                                             ----
               PART I.  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            Condensed Consolidated Statements of Operations -
            for the three months ended June 30, 1996 and 1995...............   2

            Condensed Consolidated Balance Sheets,
            as of June 30, 1996 and March 31, 1996..........................   3

            Condensed Consolidated Statements of Cash Flows -
            for the three months ended June 30, 1996 and 1995...............   4

            Notes to Condensed Consolidated Financial Statements............   5

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS..............................   6

               PART II.  OTHER INFORMATION

ITEM 4.     LEGAL PROCEEDINGS...............................................   9

ITEM 5.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   9

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K................................   9

            SIGNATURES......................................................  12

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

                       TEGAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                      (In thousands, except per share data)

                                                         Three Months Ended
                                                               June 30,
                                                               --------
                                                        1996             1995
                                                      --------         --------
Revenue                                               $ 18,251         $ 13,093

Cost of sales                                            9,900            6,633
                                                      --------         --------

     Gross margin                                        8,351            6,460

Operating expenses:
     Research and development                            2,629            2,238
     Marketing and selling                               1,766            1,681
     General and administrative                          1,840            1,193
                                                      --------         --------

          Total operating expenses                       6,235            5,112
                                                      --------         --------

          Operating income                               2,116            1,348

Other income (expense), net                                210             (226)
                                                      --------         --------

Income before income taxes                               2,326            1,122

Income taxes                                               581              112
                                                      --------         --------

Net income                                            $  1,745         $  1,010
                                                      ========         ========

Net income per common share                           $   0.16         $   0.13
                                                      ========         ========

Shares used in per share computation                    10,677            7,548
                                                      ========         ========


                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                        (In thousands, except share data)

                                                          June 30,        March 31,
                                                            1996            1996
                                                          --------        --------
                         ASSETS

Current assets:
     Cash and cash equivalents                            $ 20,255        $ 23,283
     Receivables, net                                       21,452          16,191
     Inventories                                            16,294          16,947
     Prepaid expenses and other current assets                 809           1,095
                                                          --------        --------
          Total current assets                              58,810          57,516

Property and equipment, net                                  6,370           6,027
Other assets, net                                              184             229
                                                          --------        --------
                                                          $ 65,364        $ 63,772
                                                          ========        ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                        $  3,515        $    915
     Accounts payable                                        3,995           4,700
     Accrued expenses and other current liabilities          4,478           6,358
     Product warranty                                        2,912           2,586
                                                          --------        --------
          Total current liabilities                         14,900          14,559

Motorola credit liability                                    1,194           1,587

                                                          --------        --------
          Total liabilities                                 16,094          16,146
                                                          --------        --------

Stockholders' Equity:
     Common stock                                              101             101
     Additional paid-in capital                             54,460          54,455
     Cumulative translation adjustment                         509             615
     Accumulated deficit                                    (5,800)         (7,545)
                                                          --------        --------
          Total stockholders' equity                        49,270          47,626
                                                          --------        --------
                                                          $ 65,364        $ 63,772
                                                          ========        ========

                             See accompanying notes

                       TEGAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                                        --------
                                                                                  1996            1995
                                                                                --------        --------
Cash flows from operating activities:
     Net income                                                                 $  1,745        $  1,010
     Adjustments to reconcile net income to
        cash provided by (used in) operating activities:
             Depreciation and amortization                                           560             276
             Accretion of senior term loan                                          --               131
             Purchase credit redemptions                                            (393)           (566)
             Allowance for doubtful accounts and sales
               allowances                                                            551             (35)
             Changes in operating assets and liabilities                          (7,087)           (484)
                                                                                --------        --------

                      Net cash (used in) provided by operating activities         (4,624)            332
                                                                                --------        --------

Cash flows used in investing activities -- purchases of
     property and equipment                                                         (903)           (587)
                                                                                --------        --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                            5            --
     Borrowings under lines of credit                                              2,600              28
                                                                                --------        --------

                     Net cash provided by financing activities                     2,605              28
                                                                                --------        --------

Effect of exchange rates on cash and cash equivalents                               (106)             50
                                                                                --------        --------

Net decrease in cash and cash equivalents                                         (3,028)           (177)

Cash and cash equivalents at beginning of period                                  23,283           2,351
                                                                                --------        --------

Cash and cash equivalents at end of period                                      $ 20,255        $  2,174
                                                                                ========        ========

                             See accompanying notes

                       TEGAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  (All amounts in thousands, except share data)

1. BASIS OF PRESENTATION:

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary for fair presentation. Results of operations for the three months ended June 30, 1996 are not necessarily indicative of results to be expected for the full year. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and related notes. For information as to the significant accounting policies followed by the Company and other financial and operating information, see the Company's Form 10-K as filed with the Securities and Exchange Commission (SEC) on June 28, 1996. These financial statements should be read in conjunction with the financial statements included in that Form 10-K.

2. INVENTORIES:

Inventories consisted of (in thousands):

                                                     June 30,           March 31,
                                                       1996                1996
                                                       ----                ----
Raw Materials                                        $ 3,800             $ 4,036
Work in Progress                                       2,722               3,173
Finished Goods and Spares                              9,772               9,738
                                                     -------             -------
                                                     $16,294             $16,947
                                                     =======             =======

3. NET INCOME PER COMMON SHARE:

Net income per share is based on the weighted average number of shares of common stock, common equivalent shares from the convertible preferred stock using the "as if converted" method and dilutive common equivalent shares from options and warrants outstanding during the period using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained herein contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The following contains cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

RESULTS OF OPERATIONS

Tegal Corporation designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits.

The following table sets forth certain financial items as a percentage of revenue for the three month periods ended June 30, 1996 and 1995:

                                                           Three Months Ended
                                                                 June 30,
                                                                 --------
                                                            1996          1995
                                                           -----         -----
Revenue                                                    100.0%        100.0%

Cost of sales                                               54.2          50.7
                                                           -----         -----

     Gross margin                                           45.8          49.3
                                                           -----         -----

Operating expenses:
     Research and development                               14.4          17.1
     Marketing and selling                                   9.7          12.8
     General and administrative                             10.1           9.1
                                                           -----         -----

          Total operating expenses                          34.2          39.0
                                                           -----         -----

          Operating income                                  11.6          10.3

Other income (expense), net                                  1.2          (1.7)
                                                           -----         -----

Income before income taxes                                  12.8           8.6

Income taxes                                                 3.2           0.9
                                                           -----         -----

Net income                                                   9.6%          7.7%
                                                           =====         =====

Revenue

Revenue for the three months ended June 30, 1996 was $18.3 million, up 39.4% over the comparable period in 1995. This increase was due to increased sales of the Company's newer 6500 series critical etch systems and 980 series non-critical etch systems which carry higher selling prices than the Company's older six inch and smaller wafer capable non-critical etch systems. As a result of weakening demand for the Company's non-critical etch systems experienced in the three months ended June 30, 1996 and the current semiconductor industry slowdown, the Company believes that it will be difficult to maintain its first quarter revenue level for the next two or three quarters.

Revenue from spare parts and service sales was $5.8 million for the three month periods ended June 30, 1996 and 1995, accounting for 31.7% and 44.4% of total revenue, respectively.

International sales as a percentage of the Company's revenue accounted for approximately 80.7% and 66.0% for the three months ended June 30, 1996 and 1995, respectively. The Company believes that international sales will continue to represent a significant portion of its revenue.

Gross Margin

Gross margin was 45.8% and 49.3% for the three months ended June 30, 1996 and 1995, respectively. The decline in gross margin for the three months ended June 30, 1996, resulted primarily from increased sales of 6500 series systems, which currently carry lower gross margins than the Company's non-critical etch systems. The 6500 series systems have experienced, as is typical with recently introduced products, high startup costs and low initial margins. The Company expects that these high startup costs on the 6500 series systems will continue at least through fiscal 1997 until the substantially fixed manufacturing overhead is absorbed over a larger production volume and the Company can obtain larger vendor discounts on purchased components through volume purchases. There can be no assurance that the Company's overall gross margins or gross margins on its 6500 series systems will increase.

Research and Development

Research and development expenses consist primarily of salaries, prototype material and other costs associated with the Company's ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $2.6 million and $2.2 million for the three months ended June 30, 1996 and 1995, respectively, representing 14.4% and 17.1% of revenue, respectively. The increase in research and development spending in absolute dollars in the period ended June 30, 1996 compared to the comparable period in the prior year was attributable to increased spending on salaries, prototype material and support costs. This increase funded development of new 6500 series functions, running an increased number of customer wafer samples in the Company's demonstration laboratory and design and test changes to the Company's standard systems configurations called for by customers' special order requirements. The Company expects that research and development expenses will continue to increase in absolute dollars.

Marketing and Selling

Marketing and selling expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Marketing and selling expenses were $1.8 million and $1.7 million for the three months ended June 30, 1996 and 1995, representing 9.7% and 12.8% of revenue, respectively. The three month period ended June 30, 1995 included a $0.3 million non-recurring provision for sales office relocation expense. After deducting this non-recurring expense, the three month period ended June 30, 1996 would have been $0.4 million higher than the year earlier period, with the increase primarily due to higher sales commission expenses on a larger revenue base than occurred in the year earlier period and increased advertising expenses.

General and Administrative

General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources and management information systems functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1.8 million and $1.2 million for the three months ended June 30, 1996 and 1995, representing 10.1% and 9.1% of revenue, respectively. Included in the general and administrative expenses for the three month period ended June 30, 1996, was an approximately $0.3 million expense associated with completing an upgrade to the Company's business system begun in late fiscal 1996 and approximately $0.2 million additional expenses incurred in connection with being a public company which was not the case in the year earlier period.

Other Income (Expenses), Net

Other income (expense), net consists of interest income on the unused proceeds of the Company's initial public offering (IPO) completed in October 1995, interest expense on bank borrowings, interest accretion on the Motorola term loan prior to the repayment of those obligations out of the proceeds of the IPO, foreign exchange gains and losses, and gains and losses on the sale of fixed assets. Other income, net was $0.2 million for the three months ended June 30, 1996. Other expense, net, was $0.2 million for the three months ended June 30, 1995. The other income, net generated in the three months ended June 30, 1996 was principally due to the Company generating interest income on the Company's unused cash balance. The other expense, net generated in the three months ended June 30, 1995 was principally due to interest expense incurred in connection with the Company's domestic bank borrowings prior to the IPO.

Income Tax Expense

Income taxes as a percentage of income before income taxes were 25.0% and 10.0% for the three months ended June 30, 1996 and 1995, respectively. The effective tax rate in 1995 was substantially below the federal statutory rate due to utilization of tax loss carryforwards. The Company expects that its effective tax rate for the remainder of fiscal 1997 will approximate 25% due to the continuing utilization of foreign tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

For the three month periods ended June 30, 1996 and 1995, the Company has financed its operations through cash generated from operations, use of net proceeds from the IPO and bank borrowings.

Net cash used in operations was $4.6 million during the three months ended June 30, 1996, due principally to growth in accounts receivable, tax payments made in the three months ended June 30, 1996, and reductions in accounts payable and other accrued liabilities, offset, in part, by net income. Net cash provided by operations during the three month period ended June 30, 1995 was $0.3 million and was generated primarily from net income and a decline in accounts receivable, partially offset by an increase in inventories and a decline in accounts payable.

Net capital expenditures totaled $0.9 million and $0.6 million in the three months ended June 30, 1996 and 1995, respectively. Capital expenditures in both periods were incurred principally to acquire design tools, analytical equipment and computers. In addition, in the three months ended June 30, 1996, approximately $0.3 million was incurred on leasehold improvements to the Company's manufacturing and demonstration laboratory facilities.

Net cash provided by financing activities totaled $2.6 million in the three months ended June 30, 1996 and was due principally to increased borrowings under the Company's two Japanese promissory note borrowing facilities to discount customer promissory notes provided to the Company in advance of payment on receivables balances in Japan.

As of June 30, 1996, the Company had approximately $20.3 million of cash and cash equivalents. In addition to cash and cash equivalents, the Company's other principal sources of liquidity consisted of the unused portions of several bank borrowing facilities. At June 30, 1996, the Company had an aggregate of $13.0 million available under two domestic lines of credit totaling $13.0 million, secured by substantially all of the Company's assets. Both facilities are available until August 15, 1997. In addition to the foregoing facilities, as of June 30, 1996, the Company's Japanese subsidiary had available a 374 million Yen (approximately $3.4 million at exchange rates prevailing on June 30, 1996) unused portion of two Japanese bank lines of credit totaling 600 million Yen (approximately $5.5 million at exchange rates prevailing June 30, 1996) secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable.

The Company believes that anticipated cash flow from operations, funds available under its lines of credit and existing cash and cash equivalent balances will be sufficient to meet the Company's cash requirements for at least the next twelve months.

PART II - OTHER INFORMATION

ITEM 4. LEGAL PROCEEDINGS

         On June 10, 1996, Lucent Technologies Inc., a manufacturing subsidiary of AT&T Corp., filed a claim with the United States District Court for the Northern District of California alleging patent infringement by Austria Mikro Systeme International AG and AMS Austria Mikro Systeme International, Inc. (AMS) for the sale of integrated circuits manufactured with the Company's dry plasma etch systems. On March 7, 1995, the Company executed an indemnification agreement with AMS, covering certain uses of select equipment sold to AMS. The Company believes that the claims made by Lucent Technologies Inc. are without merit and that the ultimate outcome of any defense of any required indemnification obligation to AMS is unlikely to have a material adverse effect on the Company's results of operations or financial condition. No assurance can be given, however, as to the outcome of such legal proceedings or as to the effect of any such outcome on the Company's results of operations or financial condition.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the three month period ended June 30, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits               11

         (b) Reports on Form 8-K    On June 28, 1996, a report on Form 8-K was
                                    filed with the SEC in connection with the Company's adoption of a shareholders' rights plan.

                       TEGAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit Name               Description                                      Page
- ------------               -----------                                      ----
Exhibit 11             Computation of Net Income Per Share                   11

Exhibit 27             Financial Data Schedule