Form 10-K/A
period 1996-03-31
TEGAL CORP /DE/
filed 1996-07-30
CIK 931059

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                                 FORM 10-K/A-1
        (Mark One)
          [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended March 31, 1996
                                       OR

          [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from       to
                                          -------   -------
                        Commission file number 01-26824

                               TEGAL CORPORATION
                               -----------------
             (Exact name of registrant as specified in its charter)

          Delaware                                   68-0370244
          --------                                    ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

     2201 S. McDowell Blvd., P.O. Box 6020, Petaluma, CA        94955-6020
     ---------------------------------------------------        -----------
     (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code:  (707) 763-5600

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the Nasdaq National Market on June 14, 1996, was $27,750,451. Solely for the purposes of this calculation, each officer and director of the registrant is deemed to be an affiliate.

The number of shares of Common Stock outstanding as of June 14, 1996, was 10,076,791.

                        DOCUMENTS INCORPORATED BY REFERENCE

Document                                                     Form 10-K Part
- --------                                                     --------------
None

==============================================================================

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The first paragraph of Item 10 is hereby amended and restated in its entirety as follows:

The following information regarding directors is provided as of June 30, and supersedes, in its entirety, the information regarding the Company's directors previously provided by the Company in Part III of its Form 10-K for the fiscal year ended March 31, 1996.

     The Board of Directors of the Company is currently comprised of five members. Directors are elected at each Annual Meeting and hold office until their successors are duly elected and qualified at the next Annual Meeting. Pursuant to the Company's Bylaws, and a resolution adopted by the Board of Directors, the authorized number of members of the Board of Directors has been set at five. The Company's Bylaws require that there be a minimum of two and maximum of eight members of the Board of Directors.



                                   NAME                             AGE
         ---------------------------------------------------------  ---

         Robert V. Hery...........................................  54
         Jeffrey M. Krauss........................................  39
         Thomas R. Mika...........................................  45
         Fred Nazem...............................................  55
         Edward A. Dohring........................................  63

     Robert V. Hery has been a Director of the Company since 1990 and assumed the additional roles of President and Chief Executive Officer of the Company in January 1991 and the Chairman of the Board in March 1995. From 1987 to 1990, Mr. Hery was President and Chief Executive Officer of AMOT Controls Corporation, an international manufacturer of machinery control components used in explosive and hazardous areas. From 1985 to 1987, Mr. Hery served as Vice President and General Manager of KLA Instruments Corporation ("KLA"), a manufacturer of semiconductor capital equipment, where he started the Wafer Inspection Systems Division. From 1984 to 1985, Mr. Hery was a consultant to high-technology start-ups as Acting Chief Executive Officer and marketing troubleshooter. From 1983 to 1984, he served as Vice President of Marketing and New Business Development, and prior to that, from 1979 to 1983, he served as Vice President of Operations, responsible for product development, manufacturing, quality and cost control functions of MAI Basic Four, a manufacturer of minicomputer equipment. From 1975 to 1979, Mr. Hery was Vice President of Research and Product Development for Dataproducts Corporation, a manufacturer of computer peripherals equipment. From 1965 to 1975, Mr. Hery held various management positions in product development with NCR Corporation and the communications division of Motorola, Inc.

     Jeffrey M. Krauss has served as a director of the Company since June 1992. Mr. Krauss is also a General Partner of the general partner of Nazem and Company III, L.P. and Nazem and Company IV, L.P., a venture capital firm, having joined that firm in 1990. Prior to joining Nazem and Company, Mr. Krauss was a corporate associate with the law firm of Simpson Thacher & Bartlett, where he specialized in leveraged buyout transactions. Mr. Krauss is a director of The Park Lane Group. He is also a general partner of The Transatlantic Fund, a joint venture between Nazem & Company and Banque Nationale de Paris of France.

     Thomas R. Mika has served as a director of the Company since June 1992. Since January 1982, he has been a Vice President of International Management and Technology Corporation ("IMTEC"), a consulting and investment banking firm that specializes in facilitating strategic alliances between U.S. and Japanese technology-based companies.

     Fred Nazem has served as a director of the Company since March 1995. Since 1981, he has been President of Nazem Inc. and Managing General Partner of the general partner of, respectively, Nazem & Company, L.P., Nazem & Company II, L.P., Nazem & Company III, L.P. and Nazem & Company IV, L.P., which are all affiliated venture capital funds. He is also a general partner of The Transatlantic Fund, a joint venture between Nazem & Company and Banque Nationale de Paris of France.

     Edward A. Dohring has been the President of SVG Lithography Systems, Inc., a subsidiary of Silicon Valley Group, Inc. since October 1994. From July 1992 to October 1994 he was President of the Track Division of Silicon Valley Group, Inc. Prior to joining Silicon Valley Group, Inc., Mr. Dohring was the President of Advantage Production Technology, Inc. from 1991 to 1992, when it was sold to Genus. Mr. Dohring was a member of the Semiconductor Equipment and Materials International Board of Directors from 1977 to 1989.

     All directors hold office until the next annual meeting of the stockholders of the Company or until their successors have been duly elected or qualified. There are no family relationships between any of the directors or executive officers of the Company.

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

     In fiscal year 1996, the Board of Directors held eight meetings (including four written consents in lieu of meetings). Each director attended at least 75% of the total number of Board meetings and meetings of Board committees on which the director served during the time he served on the Board or committees.

     The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee, consisting of Messrs. Robert A. Anderson, Krauss and Mika, reviews the adequacy of internal controls and the results and scope of the audit and other services provided by the Company's independent auditors. The Audit Committee meets periodically with management and the independent auditors. The Audit Committee held one meeting in fiscal 1996.

     The Compensation Committee is comprised of Messrs. Anderson, Mika and Nazem. The Compensation Committee held eight meetings in fiscal 1996, which were held as part of the meetings of the Board of Directors of the Company. The functions of the Compensation Committee include establishing salaries, incentives and other forms of compensation for officers and other employees of the Company and administering the incentive compensation and benefit plans of the Company.

DIRECTOR COMPENSATION

     The Company's directors do not currently receive any cash compensation for service on the Board of Directors or any committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at Board and Committee meetings. In addition, the Company implemented a Directors Stock Option Plan pursuant to which non-employee directors receive stock options for serving on the Company's Board of Directors.



The third paragraph of Item 10 is hereby amended and restated in its entirety as follows:

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent holders are required to furnish the Company with copies of all such forms which they file.

     To the Company's knowledge, based solely on the Company's review of such reports or written representations from certain reporting persons, the Company believes that during fiscal 1996 all filing requirements applicable to its officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16 of the Exchange Act were complied with.

Item 11 is hereby amended and restated in its entirety as follows:


ITEM 11.  EXECUTIVE COMPENSATION

     The following table shows, for the fiscal years ended March 31, 1994, 1995 and 1996, the cash compensation paid by the Company and its subsidiaries as well as certain other compensation paid or accrued for those years for services in all capacities to the person serving as the Chief Executive Officer of the Company during fiscal 1996 and the other four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in fiscal 1996.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG TERM
                                                                           COMPENSATION
                                                                           ------------
                                             ANNUAL COMPENSATION            SECURITIES       ALL OTHER
                                       -------------------------------      UNDERLYING      COMPENSATION
     NAME AND PRINCIPAL POSITION       YEAR     SALARY($)     BONUS($)       OPTIONS           ($)(1)
- -------------------------------------  -----    ---------     --------     ------------     ------------
Robert V. Hery.......................   1996     199,992       60,000          75,000             924
  Chairman of the Board, President      1995     209,222           --              --              86
  and Chief Executive Officer           1994     159,994       60,000         133,375             246
David Curtis.........................   1996     144,744           --          20,000             579
  Vice President, Finance and           1995     130,237           --              --             267
  Administration, Chief Financial       1994     119,995           --          80,225             240
     Officer,
  Secretary and Treasurer
Charles Desmond......................   1996     159,994       57,044          30,000           6,614
  Vice President, Worldwide Sales       1995     159,994       45,081              --           6,592
                                        1994     159,994       35,268          46,072           6,621
Barry Gottlieb(2)....................   1996     119,995       27,997          30,000           5,665
  Vice President, Metal Sales           1995     114,614       18,667              --          20,673
                                        1994     100,006       39,862          32,372          15,000
Haresh C. Patnaik....................   1996     154,006           --          20,000             616
  Vice President, Engineering........   1995     134,326           --              --             589
                                        1994     134,078           --              --             536

- ---------------
(1) For Messrs. Hery, Curtis and Patnaik, amounts represent contributions made by the Company under its 401(k) plan. Other compensation for Mr. Desmond consists of $6,180 in car allowance paid by the Company for each of 1996, 1995 and 1994 and $434, $412 and $441 401(k) plan contributions made by the Company for 1996, 1995 and 1994, respectively. Other compensation for Mr. Gottlieb consists of $5,665 and $4,635 in car allowance paid by the Company in 1996 and 1995, respectively, and $16,038 and $15,000 in overseas housing allowance paid by the Company in 1995 and 1994, respectively.

(2) Effective June 12, 1996, Mr. Gottlieb resigned as Vice President, Metal Sales of the Company.


                       OPTION GRANTS IN 1996 FISCAL YEAR

     The following table sets forth information concerning individual grants of stock options made during fiscal 1996 to each of the individuals identified in the Summary Compensation Table.

                                                                                         POTENTIAL REALIZABLE
                                               INDIVIDUAL GRANTS                           VALUE AT ASSUMED
                          -----------------------------------------------------------       ANNUAL RATES OF
                            NUMBER OF      % OF TOTAL                                         STOCK PRICE
                           SECURITIES       OPTIONS                                        APPRECIATION FOR
                           UNDERLYING      GRANTED IN    EXERCISE                           OPTION TERM(2)
                             OPTIONS         FISCAL        PRICE                         ---------------------
          NAME            GRANTED(#)(1)       1996       ($/SHARE)    EXPIRATION DATE     5%($)       10%($)
- ------------------------  -------------    ----------    ---------    ---------------    --------   ----------
Robert V. Hery..........      75,000          12.69%       12.00          10/18/05        566,005    1,434,368
David Curtis............      20,000           3.39%       12.00          10/18/05        150,935      382,498
Charles Desmond.........      30,000           5.08%       12.00          10/18/05        226,402      573,747
Barry Gottlieb..........      30,000           5.08%       12.00          10/18/05        226,402      573,747
Haresh C. Patnaik.......      20,000           3.39%       12.00          10/18/05        150,935      382,498

- ---------------
(1) Stock acquired pursuant to the exercise of options may be subject to right of repurchase by the Company upon termination of employment or consulting at the original exercise price for up to four years from the date the options were granted, with the Company's right of repurchase partially expiring over that period of time.

(2) The assumed annual rates of appreciation in the table are shown for illustrative purposes only pursuant to applicable requirements. Actual values realized on stock options are dependent on actual future performance of the Company's stock, among other factors. Accordingly, the amounts shown may not necessarily be realized.

                    AGGREGATED OPTION EXERCISES DURING 1996
               FISCAL YEAR AND 1996 FISCAL YEAR-END OPTION VALUES

     The following table sets forth information concerning exercise of stock options during fiscal 1996 by each of the individuals identified in the Summary Compensation Table and the value of options at the end of fiscal 1996.

                                                             NUMBER OF SECURITIES
                                 SHARES         VALUE       UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                               ACQUIRED ON     REALIZED           OPTIONS AT            IN-THE-MONEY OPTIONS
            NAME               EXERCISE(#)       ($)           1996 YEAR-END(#)        AT 1996 YEAR-END($)(A)
- -----------------------------  -----------     --------     ----------------------     ----------------------
Robert V. Hery...............         --             --             357,284                   2,081,488
David Curtis.................    109,759        838,764              20,000                          --
Charles Desmond..............     77,844        610,483              50,156                     145,627
Barry Gottlieb...............     48,684        379,245                 674                       4,870
Haresh C. Patnaik............     35,976        307,499              93,784                     533,927

- ---------------
(a) Potential unrealized value is (i) the fair market value at fiscal 1996 year-end ($7.75 per share) less the exercise price of "in-the-money," unexercised options times (ii) the number of shares represented by such options.

EMPLOYMENT AGREEMENT

     Pursuant to an offer letter between the Company and Mr. DeOrnellas, if the Company terminates Mr. DeOrnellas' employment without cause, the Company will be obligated to continue to pay Mr. DeOrnellas' base salary and certain benefits for a period of six months.


     Pursuant to an offer letter between the Company and Mark Siegel, if the Company terminates Mr. Siegel's employment without cause during the first 24 months from his start date June 3, 1996, the Company will be obligated to continue to pay Mr. Siegel's base salary and certain benefits for a period of twelve months or until Mr. Siegel obtains employment elsewhere, whichever occurs earlier.

     Pursuant to an offer letter between the Company and James D. McKibben, if the Company terminates Mr. McKibben's employment without cause during the first 18 months from his start date June 26, 1996, the Company will be obligated to continue to pay Mr. McKibben's base salary and certain benefits for a period of six months.

     On June 11, 1996, the Board of Directors approved a severance arrangement in the event of a change of control of the Company. If an executive officer is terminated as a result of a change of control, the Company shall continue to pay such executive officer's base salary and certain benefits for a period of twelve months.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is comprised of three directors: Messrs. Anderson, Mika and Nazem. For a description of the background of Messrs. Mika and Nazem, see Item 10 above.

     Robert R. Anderson has served as a director of the Company since September 1994. Since January 1994, Mr. Anderson has been the Chairman of the Board of Silicon Valley Research ("SVR"), a computer aided engineering software company. In April 1994, Mr. Anderson was named Chief Executive Officer of SVR. Mr. Anderson co-founded KLA in 1975. He served as Vice-Chairman of the Board of KLA from November 1991 to March 1994 and served as Chairman of the Board of KLA from May 1985 to November 1991. Mr. Anderson also served as Chief Operating Officer and Chief Financial Officer of KLA.

     Mr. Nazem is a General Partner of Nazem and Associates III, L.P., a venture capital firm, which is the general partner of Nazem and Company III, L.P., ("Nazem"). In December 1989, the Company sold 2,057,141 shares of Series A Preferred Stock to Nazem at a price of $2.43 per share and in November 1991, the Company sold 1,234,258 shares of Series A Preferred Stock to Nazem at the same price per share. All shares of Series A Preferred Stock sold to Nazem converted into Common Stock on a 1-for-1 basis effective upon the closing of the Company's initial public offering (the "IPO").

     Mr. Mika is a Vice President of IMTEC. Pursuant to a consulting agreement between the Company and IMTEC, the Company paid IMTEC $30,000 upon the closing of the IPO for services rendered relating to the Company's financing activities. As payment for certain services provided by IMTEC pursuant to a prior consulting arrangement, which has been terminated, the Company issued IMTEC an aggregate of 83,971 shares of Common Stock in fiscal 1993, fiscal 1994 and fiscal 1995.

Item 12 is hereby amended and restated in its entirety as follows:

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of June 30, 1996 with respect to shares of the Company's Common Stock which are held by persons known to the Company to be beneficial owners of more than 5% of such stock based upon information received from such persons. For purposes of this Proxy Statement, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or dispose of securities, regardless of any economic interest therein.

                                                                  COMMON STOCK BENEFICIALLY OWNED
                                                                -----------------------------------
                                                                AMOUNT AND NATURE OF     PERCENT OF
             NAME AND ADDRESS OF BENEFICIAL OWNER               BENEFICIAL OWNERSHIP       CLASS
- --------------------------------------------------------------  --------------------     ----------
Nazem and Company, L.P. III...................................        3,291,399             32.8%
  600 Madison Avenue
  New York, New York 10022
Benefit Capital Management Corporation(1).....................        1,745,813             17.3%
  39 Old Ridgebury Road
  Danbury, Connecticut 06817
The Prudential Insurance Company of America...................          633,000              6.3%
  751 Broad Street(2)
  Newark, New Jersey 07102

- ---------------
(1) Benefit Capital Management Corporation, as investment manager for an account held by The Prudential Insurance Company of America ("Prudential") Separate Account No. VCA-GA-5298 on behalf of the Union Carbide Retirement Plan (the "Plan"), has voting power as to the shares of Common Stock held by it. Benefit Capital is a wholly-owned subsidiary of Union Carbide Corporation, a New York corporation ("UCC"). The Plan was established by UCC to provide retirement benefits for employees of UCC and its participating subsidiaries. In connection with the purchase of certain annuities by the Plan, Prudential has established a separate insurance account with respect to the Plan. Prudential disclaims beneficial ownership of the shares of Common Stock held by Benefit Capital on behalf of the Plan. Excludes 1,028,891 shares held of record by Nazem which are attributable to Benefit Capital's limited partnership interest in Nazem; Benefit Capital disclaims beneficial interest of such shares as it has no voting or dispositive power over any of such shares.

(2) Information obtained from Schedule 13G filed on February 13, 1996 by The Prudential Insurance Company of America ("Prudential"). Of the 633,000 shares of Common Stock beneficially owned by Prudential, it retains sole voting power and sole dispositive power as to 608,500 shares of Common Stock and shared voting power and shared dispositive power as to 24,500 shares of Common Stock.


                        OWNERSHIP OF STOCK BY MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of shares of Common Stock by the Company's directors, the individuals named in the Summary Compensation Table, and all directors and executive officers as a group as of June 30, 1996. An asterisk denotes beneficial ownership of less than 1%.

                                                                                     SHARES      PERCENT
                                                                                  BENEFICIALLY      OF
     NAME OF BENEFICIAL OWNER                         POSITION                      OWNED(1)     CLASS(1)
- ----------------------------------  --------------------------------------------  ------------   --------
Fred Nazem(2).....................  Director                                         3,301,399      32.8%
Jeffrey M. Krauss(3)..............  Director                                         3,291,399      32.7
Thomas R. Mika(4).................  Director                                            85,574         *
Robert R. Anderson(4).............  Director                                            40,000         *
Robert V. Hery(5).................  Chairman of the Board, President and               507,284       4.9
                                      Chief Executive Officer
David Curtis(6)...................  Vice President, Finance and Administration,        118,783       1.2
                                      Chief Financial Officer, Secretary
                                      and Treasurer
Charles Desmond(7)................  Vice President, Worldwide Sales                    118,200       1.2
Barry Gottlieb(8).................  Vice President, Metal Sales                         43,478         *
Haresh C. Patnaik(9)..............  Vice President, Engineering                        118,784       1.2
Directors and Executive Officers
  as a group (16 persons)(10).....                                                   4,735,824      42.7%

- ---------------
 (1) Applicable percentage of ownership is based on 10,076,879 shares of Common Stock outstanding as of June 30, 1996. The number of shares of Common Stock beneficially owned and calculation of percent ownership, in each case, takes into account those shares underlying stock options that are currently exercisable, but which may or may not be subject to repurchase rights of the Company.

 (2) Includes 3,291,399 shares held by Nazem and Company III, L.P. ("Nazem"). Mr. Nazem is a general partner of Nazem and Associates III, L.P., the general partner of Nazem. Mr. Nazem disclaims beneficial ownership of shares held by Nazem, except to the extent of his ownership interest in Nazem. Includes options to purchase 10,000 shares of Common Stock which are exercisable within 60 days and excludes options to purchase 20,000 shares which are not so exercisable.

 (3) Represents shares held by Nazem. Mr. Krauss is a general partner of Nazem and Associates III, L.P., the general partner of Nazem. Mr. Krauss disclaims beneficial ownership of shares held by Nazem, except to the extent of his ownership interest in Nazem.

 (4) Includes options to purchase 10,000 shares of Common Stock which are exercisable within 60 days and excludes options to purchase 20,000 shares which are not so exercisable.

 (5) Includes 357,284 shares issuable pursuant to stock options which are currently exercisable, 113,901 of which were subject to repurchase rights as of June 30, 1996.

 (6) Includes 20,000 shares issuable pursuant to stock options which are currently exercisable, all of of which were subject to repurchase rights as of June 30, 1996 and 23,622 outstanding shares of Common Stock which were subject to repurchase rights as of June 30, 1996.

 (7) Includes 50,156 shares issuable pursuant to stock options which are currently exercisable, 43,438 of which were subject to repurchase rights as of June 30, 1996.

 (8) Includes 674 shares issuable pursuant to stock options which are currently exercisable, none of which is subject to repurchase rights as of June 30, 1996.

 (9) Includes 93,784 shares issuable pursuant to stock options which are currently exercisable, 40,654 of which were subject to repurchase rights as of June 30, 1996.

(10) Includes (i) 1,014,220 shares issuable pursuant to stock options which are currently exercisable, 563,892 of which were subject to repurchase rights as of June 30, 1996, and (ii) 23,622 outstanding shares of Common Stock, all of which were subject to repurchase rights as of June 30, 1996. Excludes options to purchase 60,000 shares of Common Stock which are not exercisable within 60 days.

Item 13 is hereby amended and restated in its entirety as follows:

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company was formed in December 1989 to acquire substantially all of the assets of the former Tegal Corporation (the "Predecessor Company"), then a wholly-owned subsidiary of Motorola, in a private investor acquisition (the "Acquisition") primarily funded by Nazem and Company III, L.P. ("Nazem"). In December 1989, in connection with the Acquisition, the Company sold 2,057,141 shares of Series A Preferred Stock to Nazem at a price of $2.43 per share and in November 1991, the Company sold 1,234,258 shares of Series A Preferred Stock to Nazem at the same price per share. Nazem converted all such shares of Series A Preferred Stock into Common Stock on a 1-for-1 basis upon the closing of the IPO in October 1995.

     In December 1989, in connection with the Acquisition, Benefit Capital Management Corporation ("Benefit Capital"), as an investment manager for a separate account, provided the Company a term loan in the aggregate principal amount of $8.0 million, and in partial consideration for such loan, the Company granted Benefit Capital, through the investment manager, a warrant to purchase 228,571 shares of Series A Preferred Stock at an exercise price of $2.43 per share (the "Series A Warrant"). In November 1991, the Company issued Benefit Capital, on behalf of such account, 822,838 shares of Series A Preferred Stock for $2.0 million, or $2.43 per share. In March 1993, the Company and Benefit Capital, on behalf of such account, converted the $8.0 million term loan and approximately $1.2 million of accrued and unpaid interest thereon into 876,190 shares of Series C Preferred Stock and 876,190 shares of Series D Preferred Stock. Benefit Capital converted all shares of Series A, Series C and Series D Preferred Stock held by it on behalf of such account into shares of Common Stock on a 1-for-1 basis upon the closing of the IPO in October 1995. In December 1994, the Company and Benefit Capital agreed that the Company would issue to Benefit Capital, on behalf of such account, 154,285 shares of Common Stock in exchange for the cancellation of the Series A Warrant.

     In connection with his employment, the Company provided Stephen P. DeOrnellas with certain special compensation relating to Mr. DeOrnellas' relocation. In fiscal 1992, the Company paid Mr. DeOrnellas $116,518 related to losses suffered by Mr. DeOrnellas in selling his home, $2,950 for tax return preparation fees, and $71,406 to cover federal income taxes due on these payment amounts. In fiscal 1994, the Company forgave a $97,502 bridge loan to Mr. DeOrnellas made in connection with his relocation and paid Mr. DeOrnellas $78,816 to cover the federal income taxes due on this payment. No further reimbursable relocation expenses are owed to Mr. DeOrnellas by the Company.

     Mr. Thomas R. Mika, a director of the Company, was retained by the Company as a consultant to assist the Company in his capacity as a Vice President of International Management Technology Corporation (IMTEC), a consulting and investment banking firm that specializes in facilitating strategic alliances between U.S. and Japanese technology-based companies. Pursuant to a consulting agreement between the Company and IMTEC, the Company paid IMTEC $30,000 upon the closing of the IPO for services rendered relating to the Company's financing activities. As payment for certain services provided by IMTEC pursuant to a prior consulting arrangement, which has been terminated, the Company issued IMTEC an aggregate of 83,971 shares of Common Stock in fiscal 1993, fiscal 1994 and fiscal 1995.

     The Company believes that the foregoing transactions were in its best interests. It is the Company's policy that all transactions by the Company with officers, directors, 5% stockholders and their affiliates will in the future be entered into only if such transactions are approved by a majority of the disinterested independent directors, are on terms no less favorable to the Company than could be obtained from unaffiliated parties, and are reasonably expected to benefit the Company.

     For further information regarding certain additional transactions with directors, see "Director Compensation" and "Compensation Committee Interlocks and Insider in Item 10."

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  July 29, 1996                              TEGAL CORPORATION

                                                  By:  /s/ David Curtis
                                                       --------------------
                                                       David Curtis*
                                                       Chief Financial Officer




*In his capacity as Chief Financial Officer and as attorney in fact on behalf of Messrs. Robert V. Hery, William F. O'Shea, Fred Nazem, Jeffrey Krauss, Thomas Mika and Robert Anderson.