Form 10-Q
period 1996-09-30
TEGAL CORP /DE/
filed 1996-11-12
CIK 931059

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                  --------------

                                    FORM 10-Q
                                   -----------

(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996

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

                          Yes [X] No[ ]


As of September 30, 1996, there were 10,112,464 shares of the registrant's Common Stock outstanding.

                       TEGAL CORPORATION AND SUBSIDIARIES



                                      INDEX



                                                                                                PAGE
                     PART I.  FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Condensed Consolidated Statements of Operations -
                  for the three and six months ended September 30, 1996 and 1995...................2

                  Condensed Consolidated Balance Sheets,
                  as of September 30, 1996 and March 31, 1996......................................3

                  Condensed Consolidated Statements of Cash Flows -
                  for the six months ended September 30, 1996 and 1995.............................4

                  Notes to Condensed Consolidated Financial Statements.............................5

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS...............................................6


                     PART II.  OTHER INFORMATION

ITEM 4.           LEGAL PROCEEDINGS...............................................................10

ITEM 5.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................10

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K................................................11

                  SIGNATURES......................................................................14

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                       TEGAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (In thousands, except per share data)

                                            Three Months Ended           Six Months Ended
                                               September 30,                September 30,
                                          ----------------------       ----------------------
                                            1996          1995           1996          1995
                                          --------      --------       --------      --------
Revenue                                   $ 12,757      $ 14,266       $ 31,008      $ 27,359

Cost of sales                                6,508         7,086         16,408        13,719
                                          --------      --------       --------      --------
     Gross margin                            6,249         7,180         14,600        13,640

Operating expenses:
     Research and development                2,597         2,502          5,226         4,740
     Marketing and selling                   1,739         1,506          3,505         3,187
     General and administrative              1,587         1,220          3,427         2,413
                                          --------      --------       --------      --------
          Total operating expenses           5,923         5,228         12,158        10,340
                                          --------      --------       --------      --------
          Operating income                     326         1,952          2,442         3,300

Other income (expense), net                    228          (679)           438          (905)
                                          --------      --------       --------      --------
Income before income taxes                     554         1,273          2,880         2,395

Income taxes                                   139           135            720           247
                                          --------      --------       --------      --------
Net income                                $    415      $  1,138       $  2,160      $  2,148
                                          ========      ========       ========      ========
Net income per common share               $   0.04      $   0.15       $   0.20      $   0.28
                                          ========      ========       ========      ========
Shares used in per share computation        10,647         7,589         10,669         7,559
                                          ========      ========       ========      ========

                             See accompanying notes

                       TEGAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                 (In thousands)


                                                       September 30,    March 31,
                                                           1996           1996
                                                         --------       --------
                         ASSETS
Current assets:
     Cash and cash equivalents                           $ 28,892       $ 23,283
     Receivables, net                                      13,626         16,191
     Inventories                                           16,928         16,947
     Prepaid expenses and other current assets                527          1,095
                                                         --------       --------
          Total current assets                             59,973         57,516

Property and equipment, net                                 6,037          6,027
Other assets, net                                             179            229
                                                         --------       --------
                                                         $ 66,189       $ 63,772
                                                         ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                       $  3,519       $    915
     Accounts payable                                       2,163          4,700
     Accrued expenses and other current liabilities         7,451          6,358
     Product warranty                                       2,666          2,586
                                                         --------       --------
          Total current liabilities                        15,799         14,559

Motorola credit liability                                     613          1,587

                                                         --------       --------
          Total liabilities                                16,412         16,146
                                                         --------       --------

Stockholders' equity:
     Common stock                                             101            101
     Additional paid-in capital                            54,476         54,455
     Cumulative translation adjustment                        585            615
     Accumulated deficit                                   (5,385)        (7,545)
                                                         --------       --------
          Total stockholders' equity                       49,777         47,626
                                                         --------       --------
                                                         $ 66,189       $ 63,772
                                                         ========       ========

                             See accompanying notes

                       TEGAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)



                                                                         Six Months Ended
                                                                           September 30,
                                                                     -----------------------

                                                                       1996           1995
                                                                     --------       --------
Cash flows from operating activities:
     Net income                                                      $  2,160       $  2,148
     Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
             Depreciation and amortization                              1,210            635
             Accretion of senior term loan                               --              267
             Purchase credit redemptions                                 (974)          (971)
             Allowance for doubtful accounts and sales
               allowances                                                 234            (70)
             Changes in operating assets and liabilities                1,604         (4,077)
                                                                     --------       --------

                      Net cash (used in) provided by operations         4,234         (2,068)
                                                                     --------       --------

Cash flows used in investing activities -- purchases of
     property and equipment                                            (1,220)        (1,109)
                                                                     --------       --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                21             17
     Borrowings under lines of credit                                   2,604          2,933
                                                                     --------       --------

                     Net cash provided by financing activities          2,625          2,950
                                                                     --------       --------

Effect of exchange rates on cash and cash equivalents                     (30)            (7)
                                                                     --------       --------

Net increase (decrease) in cash and cash equivalents                    5,609           (234)

Cash and cash equivalents at beginning of period                       23,283          2,351
                                                                     --------       --------

Cash and cash equivalents at end of period                           $ 28,892       $  2,117
                                                                     ========       ========

                             See accompanying notes

                       TEGAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  (All amounts in thousands, except share data)



1.  BASIS OF PRESENTATION:

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary for fair presentation. Results of operations for the three and six months ended September 30, 1996 are not necessarily indicative of results to be expected for the full year. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and related notes. For information as to the significant accounting policies followed by the Company and other financial and operating information, see the Company's Form 10-K as filed with the Securities and Exchange Commission (SEC) on June 28, 1996. These financial statements should be read in conjunction with the financial statements included in that Form 10-K.


2.  INVENTORIES:

Inventories consisted  of  (in thousands):

                                                      Sept. 30,                      March 31,
                                                        1996                           1996
                                                    ------------                   ------------
         Raw Materials                                 $  4,751                       $  4,036
         Work in Progress                                 4,143                          3,173
         Finished Goods and Spares                        8,034                          9,738
                                                    ------------                   ------------
                                                        $16,928                        $16,947
                                                    ============                   ============

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

The following table sets forth certain financial items as a percentage of revenue for the three and six month periods ended September 30, 1996 and 1995:

                                        Three Months Ended    Six Months Ended
                                           September 30,        September 30,
                                        -----------------    -----------------

                                         1996      1995       1996      1995
                                        -------   -------    -------   -------
Revenue                                 100.0 %   100.0 %    100.0 %   100.0 %

Cost of sales                             51.0      49.7       52.9      50.1
                                        -------   -------    -------   -------

     Gross margin                         49.0      50.3       47.1      49.9
                                        -------   -------    -------   -------
Operating expenses:
     Research and development             20.4      17.5       16.9      17.3
     Marketing and selling                13.6      10.6       11.3      11.6
     General and administrative           12.4       8.6       11.0       8.8
                                        -------   -------    -------   -------
          Total operating expenses        46.4      36.7       39.2      37.7
                                        -------   -------    -------   -------
          Operating income                 2.6      13.6        7.9      12.2

 Other income (expense), net               1.7      (4.8)       1.4      (3.3)
                                        -------   -------    -------   -------
Income before income taxes                 4.3       8.8        9.3       8.9

Income taxes                               1.0       0.9        2.3       0.9
                                        -------   -------    -------   -------
Net income                                 3.3 %     7.9 %      7.0 %     8.0 %
                                        =======   =======    =======   =======

Revenue. Revenue for the three and six months ended September 30, 1996 was $12.8 million and $31.0 million respectively, down 10.6% and up 13.3%, respectively, over comparable periods in 1995. The decline in the three months ended September 30, 1996 was principally due to a $1.9 million decline in spare parts and service sales as customers reduced their spare parts inventories in response to the current semiconductor industry slowdown. The increase in revenue for the six month period ended September 30, 1996 over the prior year was attributable principally to an increase in the number of 6500 series critical etch systems and 980 non-critical etch systems sold during the period over the comparable period in 1995. The Company expects to experience continued pressure on revenues until such time as the semiconductor industry resumes making significant manufacturing capacity additions.

Revenue from spare parts and service sales as a percentage of total revenue was approximately 30.4% and 41.0% for the three months and 31.2% and 42.6% for the six months ended September 30, 1996 and 1995, respectively.

International sales as a percentage of the Company's revenue accounted for approximately 56.2% and 63.5% for the three months and 70.6% and 64.7% for the six months ended September 30, 1996 and 1995, respectively.

Gross margin. Gross margin was 49.0% and 50.3% for the three months and 47.1% and 49.9% for the six months ended September 30, 1996 and 1995, respectively. The decline in gross margin for the three and six months ended September 30, 1996, resulted primarily from increased sales of 6500 series systems, which currently carry lower gross margins than the Company's non-critical etch systems. The 6500 series systems have experienced, as is typical with recently introduced products, high startup costs and low initial margins. The Company expects that these high startup costs on the 6500 series systems will continue at least through fiscal 1997 until the substantially fixed manufacturing overhead is absorbed over a larger production volume and the Company can obtain larger vendor discounts on purchased components through volume purchases. There can be no assurance that the Company's overall gross margins or gross margins on its 6500 series systems will increase.

Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with the Company's ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $2.6 million and $2.5 million for the three months and $5.2 million and $4.7 million for the six months ended September 30, 1996 and 1995, respectively, representing 20.4%, 17.5%, 16.9% and 17.3% of revenue, respectively. The increase in research and development spending in absolute dollars in the periods ended September 30, 1996 compared to the comparable periods in the prior year was attributable to increased spending on salaries, prototype material and support costs. This increase funded development of new 6500 series functions, running an increased number of customer wafer samples in the Company's demonstration laboratory and design and test changes to the Company's standard systems configurations called for by customers' special order requirements.

Marketing and selling. Marketing and selling expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Marketing and selling expenses were $1.7 million and $1.5 million for the three months and $3.5 million and $3.2 million for the six months ended September 30, 1996 and 1995, respectively, representing 13.6%, 10.6%, 11.3% and 11.6% of revenue, respectively. After deducting a $0.3 million non-recurring sales office relocation expense from the six month period ended September 30, 1995, the six month period ended September 30, 1996 was $0.6 million higher than the comparable period in the prior year, with the increase primarily due to higher sales commission expenses on a larger revenue base than occurred in the comparable period in the prior year and to increased advertising expenses.

General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources and management information systems functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1.6 million and $1.2 million for the three months and $3.4 million and $2.4 million for the six months ended September 30, 1996 and 1995, respectively, representing 12.4%, 8.6%, 11.0% and 8.8% of revenue, respectively. Included in the general and administrative expenses for the six month period ended September 30, 1996, was an approximately $0.3 million expense associated with completing an upgrade to the Company's business system begun in late fiscal 1996 and approximately $0.6 million additional expenses incurred in connection with being a public company which was not the case in the comparable period in the prior year.

Other income (expenses), net. Other income (expense), net, consists of interest income on the unused proceeds of the Company's initial public offering (IPO) completed in October 1995, interest expense on bank borrowings, interest accretion on the Motorola term loan prior to the repayment of those obligations from the net proceeds of the IPO, foreign exchange gains and losses, and gains and losses on the sale of fixed assets. Other income, net was $0.2 million for the three months and $0.4 million for the six months ended September 30, 1996. Other expense, net, was $0.7 million for the three months and $0.9 million for the six months ended September 30, 1995. The other income, net generated in the three and six months ended September 30, 1996 was principally due to the Company generating interest income on the Company's unused cash balance. The other expense, net generated in the three and six months ended September 30, 1995 was principally due to interest expense incurred in connection with the Company's domestic bank borrowings prior to the IPO and a $0.4 million foreign exchange loss in the three month period ended September 30, 1995 as a consequence of delays in placing foreign currency hedges for the first two weeks of July 1995, when exchange rates moved materially in the Company's disfavor.

Income tax expense. Income taxes as a percentage of income before income taxes were 25.1% and 10.6% for the three months and 25.0% and 10.3% for the six months ended September 30, 1996 and 1995, respectively. The effective tax rate in 1995 was substantially below the federal statutory rate due to utilization of tax loss carryforwards. The Company expects that its effective tax rate for the remainder of fiscal 1997 will approximate 25% due to the continuing utilization of foreign tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

For the six month period ended September 30, 1996 and 1995, the Company has financed its operations through cash generated from operations, use of net proceeds from the IPO and bank borrowings.

Net cash provided by operations was $4.2 million during the six months ended September 30, 1996, due principally to net income in the period, non-cash depreciation expenses, a decrease in accounts receivable and an increase in other accrued liabilities, offset, in part, by a decrease in accounts payable. Net cash used in operations during the six month period ended September 30, 1995 was $2.1 million and was primarily attributable to an increase in accounts receivable and inventories and the application of Motorola purchase credits to redeem preferred stock prior to the IPO.

Net capital expenditures totaled $1.2 million and $1.1 million in the six months ended September 30, 1996 and 1995, respectively. Capital expenditures in both periods were incurred principally to acquire design tools, analytical equipment and computers. In addition, in the six months ended September 30, 1996, approximately $0.3 million was incurred on leasehold improvements to the Company's manufacturing and demonstration laboratory facilities.

Net cash provided by financing activities totaled $2.6 million in the six months ended September 30, 1996 and was due principally to increased borrowings under the Company's two Japanese promissory note borrowing facilities in advance of payment on accounts receivable balances in Japan.

As of September 30, 1996, the Company had approximately $28.9 million of cash and cash equivalents. In addition to cash and cash equivalents, the Company's other principal sources of liquidity consisted of the unused portions of several bank borrowing facilities. At September 30, 1996, the Company had an aggregate of $13.0 million available under two domestic lines of credit, secured by substantially all of the Company's assets. Both facilities are available until August 15, 1997. In addition to the foregoing facilities, as of September 30, 1996, the Company's Japanese subsidiary had available a 575 million Yen (approximately $5.2 million at exchange rates prevailing on September 30, 1996) unused portion of two Japanese bank lines of credit totaling 600 million Yen (approximately $5.4 million at exchange rates prevailing September 30, 1996) secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable.

The Company believes that anticipated cash flow from operations, funds available under its lines of credit and existing cash and cash equivalent balances will be sufficient to meet the Company's cash requirements for at least the next twelve months.

PART II - OTHER INFORMATION

ITEM 4.  LEGAL PROCEEDINGS

         On June 10, 1996, Lucent Technologies Inc. filed a claim with the United States District Court for the Northern District of California alleging patent infringement by Austria Mikro Systeme International AG and AMS Austria Mikro Systeme International, Inc. (AMS) for the sale of integrated circuits manufactured with the Company's dry plasma etch systems. On March 7, 1995, the Company executed an indemnification agreement with AMS, covering certain uses of select equipment sold to AMS. The Company believes that the claims made by Lucent Technologies Inc. are without merit and that the ultimate outcome of any defense of any required indemnification obligation to AMS is unlikely to have a material adverse effect on the Company's results of operations or financial condition. No assurance can be given, however, as to the outcome of such legal proceedings or as to the effect of any such outcome on the Company's results of operations or financial condition.


ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Stockholders' Meeting held on September 10, 1996, the following individuals were elected to the Board of Directors:

                                                 Votes For                  Votes Withheld
                                                 ---------                  --------------
               Robert V. Hery                    8,868,839                      21,361
               Fred Nazem                        8,866,351                      23,849
               Jeffrey M. Krauss                 8,867,901                      22,299
               Thomas R. Mika                    8,798,001                      92,199
               Edward A. Dohring                 8,868,401                      21,799

         The following proposals were approved at the Company's Annual Stockholders' Meeting:

                                            Affirmative         Negative              Votes                Broker
                                                Votes           Votes           Withheld/Abstained         Non-Votes
                                                -----           -----           ------------------         ---------
         1.   Amendment of the              6,781,913           300,399              31,449                1,776,439
              Amended and Restated
              Equity Incentive Plan
              increasing the authorized
              shares by 1,557,858, from
              1,942,142 shares to
              3,500,000 shares.

         2.   Amendment of the 1990         6,219,352           936,489              39,049                1,695,310
              Stock Option Plan
              increasing the authorized
              shares by 142,143, from
              407,857 shares to 550,000
              shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits    Exhibit 11 - Computation of Net Income Per Share

         (b)      Reports on  On August 26, 1996, a current report on Form 8-K
                  Form 8-K was filed with the SEC in connection with the Company's announcement of a reduction in its work force taken in response to a decline in semiconductor industry capital spending.

                       TEGAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX




                  Exhibit Name            Description                                 Page
                  Exhibit 11              Computation of Net Income Per Share          12

                  Exhibit 27             Financial Data Schedule                       14