Form 10-Q
period 1996-12-31
TEGAL CORP /DE/
filed 1997-01-23
CIK 931059

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1996

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

                                Yes [X]  No [ ]

     As of December 31, 1996, there were 10,113,462 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       TEGAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                          PAGE
                                                                                          ----
PART I.  FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Condensed Consolidated Statements of Operations -- for the three and nine
          months ended December 31, 1996 and 1995.......................................     2
          Condensed Consolidated Balance Sheets, as of December 31, 1996 and March 31,
          1996..........................................................................     3
          Condensed Consolidated Statements of Cash Flows -- for the nine months ended
          December 31, 1996 and 1995....................................................     4
          Notes to Condensed Consolidated Financial Statements..........................     5
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.........................................................     6
PART II.  OTHER INFORMATION
ITEM 3.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................     9
ITEM 4.   EXHIBITS AND REPORTS ON FORM 8-K..............................................     9
          SIGNATURE.....................................................................    10

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         DECEMBER 31,            DECEMBER 31,
                                                      -------------------     -------------------
                                                       1996        1995        1996        1995
                                                      -------     -------     -------     -------
Revenue...........................................    $13,120     $17,176     $44,129     $44,535
Cost of sales.....................................      7,750      10,290      24,159      24,009
                                                      -------     -------     -------     -------
  Gross margin....................................      5,370       6,886      19,970      20,526
Operating expenses:
  Research and development........................      2,557       2,526       7,783       7,266
  Marketing and selling...........................      1,040       1,738       4,545       4,925
  General and administrative......................      1,271       1,192       4,698       3,605
                                                      -------     -------     -------     -------
          Total operating expenses................      4,868       5,456      17,026      15,796
                                                      -------     -------     -------     -------
          Operating income........................        502       1,430       2,944       4,730
Other income (expense), net.......................        206         184         644        (721)
                                                      -------     -------     -------     -------
Income before income taxes........................        708       1,614       3,588       4,009
Income taxes......................................        177         162         897         409
                                                      -------     -------     -------     -------
Net income........................................    $   531     $ 1,452     $ 2,691     $ 3,600
                                                      =======     =======     =======     =======
Net income per common share.......................    $  0.05     $  0.15     $  0.25     $  0.43
                                                      =======     =======     =======     =======
Shares used in per share computation..............     10,640       9,805      10,655       8,308
                                                      =======     =======     =======     =======

                             See accompanying notes

                       TEGAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       DECEMBER 31,     MARCH 31,
                                                                           1996           1996
                                                                       ------------     ---------
                                             ASSETS
Current assets:
  Cash and cash equivalents..........................................    $ 30,648        $23,283
  Receivables, net...................................................       9,067         16,191
  Inventories........................................................      13,570         16,947
  Prepaid expenses and other current assets..........................         555          1,095
                                                                          -------        -------
          Total current assets.......................................      53,840         57,516
Property and equipment, net..........................................       5,607          6,027
Other assets, net....................................................         170            229
                                                                          -------        -------
                                                                         $ 59,617        $63,772
                                                                          =======        =======
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable......................................................    $  1,028        $   915
  Accounts payable...................................................       1,410          4,700
  Accrued expenses and other current liabilities.....................       4,552          6,358
  Product warranty...................................................       2,401          2,586
                                                                          -------        -------
          Total current liabilities..................................       9,391         14,559
Motorola credit liability............................................           0          1,587
                                                                          -------        -------
          Total liabilities..........................................       9,391         16,146
                                                                          -------        -------
Stockholders' equity:
  Common stock.......................................................         101            101
  Additional paid-in capital.........................................      54,477         54,455
  Cumulative translation adjustment..................................         502            615
  Accumulated deficit................................................      (4,854)        (7,545)
                                                                          -------        -------
          Total stockholders' equity.................................      50,226         47,626
                                                                          -------        -------
                                                                         $ 59,617        $63,772
                                                                          =======        =======

                             See accompanying notes

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
Cash flows from operating activities:
  Net income.............................................................  $ 2,691     $ 3,600
  Adjustments to reconcile net income to cash provided by (used in)
     operating activities:
       Depreciation and amortization.....................................    1,817       1,016
       Accretion of senior term loan.....................................       --         303
       Purchase credit redemptions.......................................   (1,587)     (1,355)
       Allowance for doubtful accounts and sales allowances..............      305          16
       Changes in operating assets and liabilities.......................    5,514      (3,443)
                                                                           -------     -------
          Net cash provided by operations................................    8,740         137
                                                                           -------     -------
Cash flows used in investing activities -- purchases of property and
  equipment..............................................................   (1,397)     (2,030)
                                                                           -------     -------
Cash flows from financing activities:
  Proceeds from issuance of common stock.................................       22      34,249
  Borrowings (payments) under lines of credit............................      114     (10,100)
                                                                           -------     -------
          Net cash provided by financing activities......................      136      24,149
                                                                           -------     -------
Effect of exchange rates on cash and cash equivalents....................     (114)       (195)
                                                                           -------     -------
Net increase in cash and cash equivalents................................    7,365      22,061
Cash and cash equivalents at beginning of period.........................   23,283       2,351
                                                                           -------     -------
Cash and cash equivalents at end of period...............................  $30,648     $24,412
                                                                           =======     =======

                             See accompanying notes

                       TEGAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1. BASIS OF PRESENTATION:

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 1996 audited consolidated financial statements and include all adjustments consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in Tegal's (the Company's) annual report on Form 10-K for the year ended March 31, 1996. The results of operations for the three and nine months ended December 31, 1996 are not necessarily indicative of results to be expected for the entire year.

2. INVENTORIES:

     Inventories consisted of (in thousands):

                                                                   DECEMBER 31,     MARCH 31,
                                                                       1996           1996
                                                                   ------------     ---------
    Raw Materials..............................................      $  3,164        $ 4,036
    Work in Progress...........................................         2,016          3,173
    Finished Goods and Spares..................................         8,390          9,738
                                                                      -------        -------
                                                                     $ 13,570        $16,947
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

4. INCOME TAX EXPENSE:

     Income taxes as a percentage of income before income taxes were 25.0% and 10.0% for the three months and 25.0% and 10.2% for the nine months ended December 31, 1996 and 1995, respectively. The effective tax rate in 1995 was substantially below the federal statutory rate due to utilization of tax loss carryforwards and a reduction in the valuation allowance.

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

     The following table sets forth certain financial items as a percentage of revenue for the three and nine month periods ended December 31, 1996 and 1995:

                                                      THREE MONTHS
                                                          ENDED             NINE MONTHS ENDED
                                                      DECEMBER 31,            DECEMBER 31,
                                                    -----------------       -----------------
                                                    1996        1995        1996        1995
                                                    -----       -----       -----       -----
    Revenue.......................................  100.0%      100.0%      100.0%      100.0%
    Cost of sales.................................   59.1        59.9        54.7        53.9
                                                    -----       -----       -----       -----
      Gross margin................................   40.9        40.1        45.3        46.1
                                                    -----       -----       -----       -----
    Operating expenses:
      Research and development....................   19.5        14.7        17.6        16.3
      Marketing and selling.......................    7.9        10.1        10.3        11.1
      General and administrative..................    9.7         7.0        10.7         8.1
                                                    -----       -----       -----       -----
              Total operating expenses............   37.1        31.8        38.6        35.5
                                                    -----       -----       -----       -----
              Operating income....................    3.8         8.3         6.7        10.6
    Other income (expense), net...................    1.6         1.1         1.4        (1.6)
                                                    -----       -----       -----       -----
    Income before income taxes....................    5.4         9.4         8.1         9.0
    Income taxes..................................    1.4         0.9         2.0         0.9
                                                    -----       -----       -----       -----
    Net income....................................    4.0%        8.5%        6.1%       8.1%
                                                    =====       =====       =====       =====

     Revenue. Revenue for the three and nine months ended December 31, 1996 was $13.1 million and $44.1 million respectively, down 23.6% and 0.9%, respectively, over comparable periods in 1995. The decline in revenue for the three months ended December 31, 1996 was principally due to a $3.8 million decline in non-critical etch system sales which the Company believes resulted from customers' decisions to curtail adding further production capacity in the face of excess capacity in the semiconductor industry and a $0.7 million decline in spare parts and service sales as customers reduced their spare parts inventories in response to the current semiconductor industry slowdown. Revenues for the Company's 6500 series critical etch system increased $0.4 million for the three months ended December 31, 1996 due to an increase in average selling prices and increased $5.5 million for the nine months ended December 31, 1996 principally due to increased unit sales over comparable periods in the prior year. The Company believes that development of advanced semiconductor devices and their related production processes that require 0.35 and 0.25 micron circuit width capabilities may continue to support demand for its 6500 series critical etch systems in spite of the continuing industry slowdown, since the development of that capability is necessary for device manufacturers to produce the next generation of advanced semiconductor devices. No assurance of such continued demand can, however, be given.

     International sales as a percentage of the Company's revenue accounted for approximately 66.3% and 58.4% for the three months and 69.3% and 62.2% for the nine months ended December 31, 1996 and 1995, respectively.

     Gross margin. Gross margin was 40.9% and 40.1% for the three months and 45.3% and 46.1% for the nine months ended December 31, 1996 and 1995, respectively. The slight increase in gross margin for the three months ended December 31, 1996 resulted primarily from improved margins in the Company's service business resulting from increased service revenue and improved field service productivity, offset, in part by a decline in non-critical etch system revenue which typically generates high gross margins and low absorption of manufacturing overhead late in the period. The decline in gross margin for the nine months ended December 31, 1996, resulted primarily from a change in the sales mix toward sales of 6500 series systems, which currently carry lower gross margins than the Company's non-critical etch systems.

     The 6500 series systems have experienced, as is typical with recently introduced products, high startup costs and low initial margins. The Company now expects that these high startup costs on the 6500 series systems will continue at least through calendar year 1997 until the substantially fixed manufacturing overhead is absorbed over a larger production volume and the Company can obtain larger vendor discounts on purchased components through volume purchases. There can be no assurance that the Company's overall gross margins or gross margins on its 6500 series systems will increase.

     Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with the Company's ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $2.6 million and $2.5 million for the three months ended December 31, 1996 and 1995, respectively, and $7.8 million and $7.3 million for the nine months ended December 31, 1996 and 1995, respectively, representing 19.5%, 14.7%, 17.6% and 16.3% of revenue, respectively. The increase in research and development spending in the nine months ended December 31, 1996 compared to the comparable period in the prior year was attributable to increased spending on salaries, prototype material and support costs. This increase funded development of new 6500 series functions, running an increased number of customer wafer samples in the Company's demonstration laboratory and design and test changes to the Company's standard systems configurations called for by customers' special order requirements.

     Marketing and selling. Marketing and selling expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Marketing and selling expenses were $1.0 million and $1.7 million for the three months and $4.5 million and $4.9 million for the nine months ended December 31, 1996 and 1995, respectively, representing 7.9%, 10.1%, 10.3% and 11.1% of revenue, respectively. The decline in marketing and selling expenses for the three months ended December 31, 1996 was due principally to reduced spending on sales commissions on a lower revenue base, an increasing proportion of which were sales generated by the Company's direct sales force whose commission rates are lower than those earned by outside sales representatives.

     General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources and management information systems functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1.3 million and $1.2 million for the three months and $4.7 million and $3.6 million for the nine months ended December 31, 1996 and 1995, respectively, representing 9.7%, 7.0%, 10.7% and 8.1% of revenue, respectively. Included in the general and administrative expenses for the nine month period ended December 31, 1996 was an approximately $0.3 million expense associated with completing an upgrade to the Company's business system begun in late fiscal 1996 and approximately $0.7 million additional expenses incurred in connection with being a public company which was not the case in the comparable period in the prior year.

     Other income (expenses), net. Other income (expense), net, consists of interest income on the unused proceeds of the Company's initial public offering
(IPO) completed in October 1995, interest expense on bank borrowings, and interest accretion on the Motorola term loan.

     Income tax expense. Income taxes as a percentage of income before income taxes were 25.0% and 10.0% for the three months and 25.0% and 10.2% for the nine months ended December 31, 1996 and 1995, respectively. The effective tax rate in 1995 was substantially below the federal statutory rate due to utilization of tax loss carryforwards and a reduction in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine month periods ended December 31, 1996 and 1995, the Company has financed its operations through cash generated from operations, proceeds from the IPO and bank borrowings.

     Net cash provided by operations was $8.7 million during the nine months ended December 31, 1996, due principally to a decrease in accounts receivable and inventories, net income in the period, non-cash depreciation expenses, offset, in part, by a decrease in accounts payable. Net cash provided by operations during the nine month period ended December 31, 1995 was $0.1 million and was primarily attributable to net income in the period and non-cash depreciation expenses.

     Net capital expenditures totaled $1.4 million and $2.0 million in the nine months ended December 31, 1996 and 1995, respectively. Capital expenditures in both periods were incurred principally to acquire design tools, analytical equipment and computers.

     Net cash provided by financing activities totaled $0.1 million and $24.1 million in the nine months ended December 31, 1996 and 1995, respectively. Net cash provided by financing activities for the nine months ended December 31, 1996 was due principally to increased borrowings under the Company's two Japanese promissory note borrowing facilities in advance of payment on accounts receivable balances in Japan. Net cash provided by financing activities for the comparable period in 1995 were derived from approximately $34.2 million of net proceeds raised in the Company's IPO in October 1995, offset, in part, by a net repayment of $10.1 million of bank borrowings under the Company's domestic lines of credit.

     As of December 31, 1996, the Company had approximately $30.6 million of cash and cash equivalents. In addition to cash and cash equivalents, the Company's other principal sources of liquidity consisted of the unused portions of several bank borrowing facilities. At December 31, 1996, the Company had an aggregate of $13.0 million available under two domestic lines of credit, secured by substantially all of the Company's assets. Both facilities are available until August 15, 1997. In addition to the foregoing facilities, as of December 31, 1996, the Company's Japanese subsidiary had available a 566 million Yen (approximately $4.9 million at exchange rates prevailing on December 31, 1996) unused portion of two Japanese bank lines of credit totaling 600 million Yen (approximately $5.2 million at exchange rates prevailing December 31, 1996) secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable.

     The Company believes that anticipated cash flow from operations, funds available under its lines of credit and existing cash and cash equivalent balances will be sufficient to meet the Company's cash requirements for at least the next twelve months.

                          PART II.  OTHER INFORMATION

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the three month period ended December 31, 1996.

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits                Exhibit 11 -- Computation of Net Income Per Share [Exhibit
                                    27 -- Financial Data Schedule (Edgarized Version Only)]
    (b)     Reports on Form 8-K     On December 18, 1996, a current report on Form 8-K was
                                    filed with the SEC in connection with the Company's
                                    decision to replace KPMG Peat Marwick, LLP, its independent accountants with Price Waterhouse LLP.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 23, 1997

                                          TEGAL CORPORATION
                                          (Registrant)

                                                   /s/ DAVID CURTIS
                                          --------------------------------------
                                                       David Curtis
                                          Chief Financial Officer, Treasurer and
                                              Secretary (Principal Financial
                                                         Officer)

                       TEGAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

  EXHIBIT
   NAME                                      DESCRIPTION                                  PAGE
-----------   --------------------------------------------------------------------------  ----
Exhibit 11    Computation of Net Income Per Share.......................................   12
[Exhibit 27   Financial Data Schedule...................................................   14]*

* (Edgarized Version Only)