Form 10-K
period 1997-03-31
TEGAL CORP /DE/
filed 1997-06-30
CIK 931059

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-26824

                               TEGAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                                     68-0370244
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                                             NO.)

   2201 SOUTH MCDOWELL BLVD.
         P.O. BOX 6020
     PETALUMA, CALIFORNIA
(ADDRESS OF PRINCIPAL EXECUTIVE                                         94955-6020
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on June 13, 1997, as reported on the Nasdaq National Market was $30,148,170. As of June 13, 1997, 10,282,489 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders to be held on September 23, 1997, will be filed with the Commission within 120 days after the close of the Registrant's fiscal year and are incorporated by reference in Part III.

Total Pages 54                              Index to Exhibits appears on page 51

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                                          PAGE
                                                                                          ----
  Item 1.     Business..................................................................    2
  Item 2.     Properties................................................................   19
  Item 3.     Legal Proceedings.........................................................   19
  Item 4.     Submission of Matters to a Vote of Security Holders.......................   19

                                            PART II
  Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters.....   22
  Item 6.     Selected Financial Data...................................................   22
  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of   22
              Operations................................................................
  Item 8.     Financial Statements and Supplementary Data...............................   26
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial    26
              Disclosure................................................................

                                            PART III
  Item 10.    Directors and Executive Officers of the Registrant........................   27
  Item 11.    Executive Compensation....................................................   27
  Item 12.    Security Ownership of Certain Beneficial Owners and Management............   27
  Item 13.    Certain Relationships and Related Transactions............................   27

                                            PART IV
  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...........   28
  Signatures............................................................................   46

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

THE COMPANY

     Tegal Corporation ("Tegal" or the "Company") designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits ("ICs"). Etching constitutes one of the principal IC production process steps and must be performed numerous times in the production of an IC.

     The Company was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola. The predecessor company was founded in 1972 and acquired by Motorola in 1978. The Company's current management was recruited beginning in 1991.

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

  Segmentation of the Etch Market

     The Company believes that the dry etch market is becoming increasingly segmented. Certain dry etch technologies or processes are better suited for etching different types of materials (films) and, as a result, the dry etch market may be segmented according to the type of film being etched. In addition, as ICs become increasingly complex, certain etch steps required to manufacture a state of the art IC demand leading edge (or "critical") etch performance. For example, to produce a 64-megabit DRAM device, semiconductor manufacturers are required to etch certain device features at dimensions as small as 0.35 micron. Nonetheless, even in the most advanced ICs, a significant number of production steps can be performed with a significantly less demanding (or "non-critical") etch performance. As a result, the Company believes the etch market has also begun to segment according to the required level of etch performance -- critical or noncritical.

  Segmentation of the Etch Market by Film

     The dry etch market is generally segmented into the following market segments, defined according to the class of film being etched: polysilicon, oxide (dielectric) and metal. According to VLSI Research Inc., the polysilicon, oxide and metal segments of the dry etch market represented approximately 40%, 42% and 18%, respectively, of the total sales of dry etch systems in 1996. New films are continually being developed in each of these three market segments.

     Today, the semiconductor industry is faced with the need to develop and adopt an unprecedented number of new films as conventional materials, are running out of the physical properties needed to support continuing shrinks in die size and to provide improved performance. Certain of these films present unique etch production problems. For example, the use of certain new films, such as platinum, currently being used in the development of high-density DRAM devices, and Lead Zirconium Titanate (PZT), currently being used in the development of non-volatile, ferroelectric random access memory (FRAM) devices, is presenting new challenges to semiconductor manufacturers. While these new films contribute to improved IC performance and reduced die size, their unique properties make them particularly difficult to etch and, therefore, require more advanced etch process technologies. Similarly, corrosion of metal etched wafers within 48 to 72 hours after completion of the etch process has been a chronic problem for semiconductor manufacturers, regardless of the line geometries involved. The reaction byproducts of a chlorine based metal etch process tend to redeposit on the wafer and corrode when exposed to water in the atmosphere. Removal of these contaminants from the wafer is essential to prevent this corrosion.

  Segmentation of the Etch Market into Critical and Non-Critical Production
Steps

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

     Over time, the disparity in relative prices for etch systems capable of etching at non-critical versus critical dimensions has grown significantly. The Company believes that in 1993, the cost of an eight inch wafer-capable system ranged from approximately $500,000 to $700,000. Given the relatively modest price differential among etchers, manufacturers of ICs and similar devices tended to purchase one system, the one they believed provided the most technologically advanced solution for their particular etch requirements, to perform all their etching. In contrast, the cost today of an eight inch capable etch system ranges from approximately $500,000, for reliable, non-critical etchers, to more than $2.5 million, for advanced, state of the art critical etchers. Consequently, the Company believes it is no longer cost effective to use state of the art etchers to perform both critical and non-critical etching.

     As a result, the Company believes that semiconductor manufacturers will increasingly implement a "mix and match" purchasing philosophy to minimize their capital equipment expenditures by purchasing expensive, state of the art etch systems for their critical etch process requirements and less expensive, though reliable, etch systems for their noncritical etch requirements. When critical etching is required in the production process, the Company believes that the leading purchasing factor for a semiconductor manufacturer will continue to be, ultimately, the product's etch performance. When non-critical etching is required in the production process, the Company believes the leading system purchasing factor for a semiconductor manufacturer implementing a "mix and match" purchasing philosophy will be the overall product cost, with particular emphasis on the system's sale price. In either case, however, the semiconductor manufacturer is driven to make a value-oriented purchasing decision which minimizes the overall etch system costs, while meeting the required etch process performance. The Company believes that a well-implemented "mix and match" purchasing philosophy already adopted by a significant number of semiconductor manufacturers to minimize their expenditures for photolithography equipment, could allow a semiconductor manufacturer to realize significant etch system savings.

BUSINESS STRATEGY

     Tegal believes it currently has one of the largest installed bases of etch equipment in the industry and that over the years it has earned a reputation as a supplier of reliable, value-oriented etch systems. The Company's systems are sold throughout the world to both domestic and international customers. In fiscal 1997, approximately 69% of the Company's revenues resulted from international sales. To support its systems sales, the Company maintains local service and support in every major geographic market in which it has an installed base, backed up by a spares logistics system designed to provide delivery within 24 hours anywhere in the world.

     The Company's objective is to build on its technical knowledge, experience and reputation in the etch industry, as well as its established sales, marketing and customer service infrastructure, to be a leading supplier of etch systems for both the critical and non-critical segments of the etch market. To meet this objective, the Company is implementing a business strategy incorporating the following elements:

     - Use the performance capabilities and value positioning of the Company's 6500 series systems to penetrate the critical etch market for emerging film, polysilicon and metal etch applications;

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

TEGAL'S CRITICAL ETCH SOLUTION

     The Company believes a value-oriented critical etch system must be designed to (i) provide high performance critical etching, (ii) deliver a high average wafer throughput, (iii) minimize up-front investment costs, (iv) minimize operating costs and (v) provide a solution for the production of multiple generations of ICs. In 1991, the Company began developing a new generation of technology and systems in order to provide a value-oriented system solution for future critical etch needs, initially in the polysilicon and metal segments of the etch market. In July 1994, the Company introduced its 6510 system, designed for polysilicon etch applications at the sub-0.5 micron level. In July 1995, the Company introduced its 6520 system, designed for metal etch applications, and its 6540 system, designed for new, emerging film etch applications. In July 1996, the Company introduced its 6510i, designed for isolation trench and selective nitride applications. The Company's 6500 series critical etch systems typically range between $1.8 million and $2.5 million.

  Provide for High Performance Critical Etch

     A high performance critical etch system must etch features with anisotropic profiles (i.e. straight, vertical sidewalls) while etching selectively, to minimize damage to the underlayer or other wafer materials, and etching uniformly over a non-uniform area. These performance requirements become increasingly difficult to achieve at critical etch line geometries, especially the smaller line geometries below 0.5 micron required by current, state of the art ICs. The Company believes that its High-density Reflected electron ("HRe-") process chamber, incorporating a low pressure, high density, low energy plasma source and its patented tri-electrode energy source, produces the straight, vertical etching and high selectivity required to provide superior etch performance at these critical line geometries. In addition, the Company's 6520 metal etch system incorporates a patent-pending etch-rinse-strip-rinse process sequence which, the Company believes, provides a system solution for many of the corrosion problems common to metal etch applications. The Company is finding that customers are increasingly adopting these same rinse and strip capabilities on its emerging film and polysilicon systems in order to minimize post etch corrosion and to remove residues created by those etch processes.

  Deliver a High Average Throughput

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

  Minimize Up-front Investment Costs

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

  Minimize Operating Costs

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

  Provide Solutions for Multiple Generations of Device Production Requirements

     The Company also believes that a value-oriented critical etch system should be responsive not only to the manufacturers' current etch requirements, but also should be capable of delivering the etch performance required for the production of multiple generations of ICs in order to maximize the useful life of the system. As ICs continue to become increasingly complex, production requirement will demand 0.25 micron and smaller processing technology. Systems that have not been designed to meet these demands will eventually need to be replaced at a significant expense. The Company's 6500 series systems have demonstrated the ability to etch circuit lines down to 0.18 micron. As a result, the Company believes its 6500 series systems will continue to provide solutions for future isolation trench, emerging film, polysilicon and metal etch requirements.

TEGAL'S NON-CRITICAL ETCH SOLUTION

     The Company believes that its 900 and 980 systems provide a value-oriented non-critical etch solution for etch applications on polysilicon and oxide films. The Company introduced its 900 series etch system in 1984 and since that time has sold more than 1,200 of these systems worldwide. The Company believes that the durability and performance of its 900 series systems have earned the Company a reputation as a leading non-critical etch system supplier. The 900 series as originally designed, however, was capable of etching only six inch and smaller wafers and, therefore, did not address the needs of the eight inch wafer market. As a result, the Company expanded its non-critical product offerings in July 1994 with the introduction of its eight inch wafer capable 980 system. The Company introduced an enhanced 980 system in July 1995 which has a smaller footprint and provides higher throughput and improved yields as compared to the prior 980 system design. The Company's 900 and 980 systems sell for a typical price of $350,000 and $500,000, respectively. The Company believes that these systems provide some of the best values currently available on the market for the large number of non-critical etch steps required to produce today's state of the art ICs. The Company intends to market its 900 and 980 systems aggressively as value-oriented solutions for the developing non-critical market segment. The Company will also seek to lever its large installed base of non-critical etch systems with its existing customers in order to sell them not only additional non-critical etch systems, but also critical etch systems.

TECHNOLOGY

     In 1991, the Company began developing a new generation of technology for leading edge etch requirements, initially in the polysilicon and metal segments of the market. The Company's product development efforts culminated in the Company's HRe- process chamber and its etch-rinse-strip-rinse

("E-R-S-R") process sequence, incorporated into the Company's 6520 systems for metal etch applications and offered as an option on its 6510 and 6540 systems for polysilicon and emerging film etch applications, respectively.

  HRe- Process Chamber

     The HRe- process chamber, formally introduced in April 1993, incorporates advances in five interrelated areas: (i) the plasma source, (ii) control of electrical energy flow, (iii) gas flow technology, (iv) process chamber design, and (v) gas chemistries and recipes.

  HRe- Plasma Source

     The Company's HRe- plasma source includes a magnetic field which contains the plasma at a low pressure, high density and low energy. For sub-0.5 micron devices, the plasma source must operate at a low pressure with a high density of activated gases at the wafer and a low energy in order to deliver superior etch results. A low pressure plasma improves the overall quality of the etch by minimizing the undercutting of wafer features as well as the effects of microloading (etching concentrated features more rapidly than less concentrated features), both of which adversely affect overall yield. Low pressure, however, requires a high density plasma at the wafer to increase the number of plasma particles reacting with the film being etched in order to maintain a fast etch rate. A fast etch rate is one factor leading to a higher average throughput. Low ion energy leads to improved etch selectivity and minimizes wafer damage, both of which improve overall yield.

  Tri-electrode Control System

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

  Gas Flow Technology

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

  Process Chamber Design

     Given the corrosive nature of the high density etch process, consumables (i.e. chamber parts eroded by the etch process) have historically resulted in significant repair and down-time costs for semiconductor manufacturers. The HRe-process chamber was designed so that only six chamber parts, as compared to many more in most competitors' current systems, contact the chamber's corrosive environment. All six chamber parts have been designed to be easily removed and replaced to allow for off-line cleaning and minimal disruption of processing time.

  Chemistries and Recipes

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

  "E-R-S-R" Process Sequence

     Corrosion of metal etch wafers within a 48 to 72 hour period following completion of the etch process has been a chronic problem for semiconductor manufacturers performing metal etch applications, regardless of the line geometries involved. In order to address this corrosion problem, the Company's 6520 system for critical metal applications has been designed to incorporate an etch-rinse-strip-rinse ("E-R-S-R") process sequence for which the Company has been notified it will shortly be granted a patent. The Company believes that rinsing the wafer prior to the strip process significantly reduces corrosion by removing the chlorinated metal contaminants from the wafer surface before they can react with the air to form the acids which corrode the metal lines. In addition, removal of reaction byproducts before the strip process prevents the chlorinated metals from oxidizing to form metal residues which become water insoluble as a byproduct of the stripping process. The Company believes that additional time consuming processing steps are required to remove these post metal etch strip residues, thereby adding to total production cycle time and capital equipment cost. The Company believes that no other system on the market today is capable of providing this on-line process sequence. Most other competitive critical etch systems are designed to provide only an etch-strip-rinse process sequence, if they provide a rinse process at all. As a result, the Company believes that its 6520 HRe- metal etch system, with its E-R-S-R process sequence, greatly reduces residue contamination and increases wafer throughput, while reducing capital costs and clean room floor space requirements. The Company believes that this E-R-S-R process sequence is also beneficial to certain emerging film applications and, therefore, provides this process sequence as an option on its 6540 systems for emerging films and on its 6510 systems for polysilicon side wall veil removal.

PRODUCTS

  Critical Etch Products

     The Company offers several models of its 6500 series critical etch products based on film type and application desired by the customer. In 1994, Tegal introduced 6500 series etch system for sub-0.5 micron polysilicon etching.

     In 1995, the Company introduced its emerging films 6500 series etch system for the etching of new materials at sub-0.5 micron, such as platinum used in the development of high-density DRAM devices, Lead Zirconium Titanate (PZT), currently being used in the development of FRAM devices, and alternative films used for these same purposes such as Iridium and Y1 or Barium Strontium Titanate
(BST). The Company also introduced its metal etch system for sub-0.5 micron critical etching of aluminum/copper alloys, 5 layer composite films with aluminum and aluminum/silicon/titanium alloys in 1995. In 1996, the Company introduced its isolation technology 6500 series etch system aimed at isolation trench and selective nitride etch applications used in the development and production of memory devices employing design rules at or below 0.35 micron. All 6500 series models offer one and two-chamber configurations.

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

     In addition, the Company's 6500 series systems incorporate a software system which has been designed and tested to minimize the risk of the system operator "crashing" the system or interrupting wafer fabrication and to be easy to use. This software system incorporates a software architecture designed to operate in multiple interface modes, including operator, maintenance engineer, process engineer and diagnostic modes. Features include icon-based touch screen menus for ease of use. In addition, the software provides a quick-response interface which allows the semiconductor manufacturer access to all necessary system information for factory automation. The system includes data archiving and remote, real time diagnostics.

  Non-Critical Etch Products

     The Company first introduced its 900 series etch system in 1984 as a critical etch tool of that era. Over the years, the Company has repositioned the 900 series system as a non-critical etch system capable of performing the less-demanding etch steps required in the production of an IC. In 1994, the Company introduced a 8 inch wafer capable 900 series system (capable of etching 5 inch to 8 inch wafers) that was a scaled-up version of its 3 inch to 6 inch wafer capable noncritical etch system. The 900 series non-critical etch systems are aimed at pad, zero layer, non-selective nitride, backside, planarization and small flat panel display applications and more recently, at thin film etch applications used in the manufacture of read-write heads for the disk drive industry.

     The 900 and 980 series systems incorporate a single diode process chamber on a non-loadlocked modular platform for reliability and ease of maintenance, which the Company believes results in higher average throughput and lower operating costs. Continued improvements in both reliability and performance have enabled the Company to offer the 900 and 980 series systems as a solution for non-critical applications involving line widths of 0.8 micron and greater.

CUSTOMERS

     The Company sells its systems to semiconductor manufacturers throughout the world. Major customers over the last three fiscal years have included the following:

Austria Mikro Systeme          Motorola                       Siemens
  International
Bosch                          Newport Wafer Fab              Sony
EMM                            Northern Telecom               Telecom Semiconductor
Hewlett-Packard                Rohm                           Toshiba
Hyundai                        SGS-Thomson Microelectronics   United Microelctronics
                                                              Corporation
International Rectifier - Hex  Samsung                        VLSI Technology
  Fet America
Linear Technology              Seiko                          Winbond
Matsushita                     SEL
Micrel Semiconductor           Shanghai Belling

     All of these customers, except Austria Mikro Systeme International, Newport Wafer Fab, Rohm, Telecom Semiconductor, United Microelectronics Corporation and VLSI Technology ordered one or more systems from the Company in fiscal 1997. The composition of the Company's top five customers has changed from year to year, but net system sales to the Company's top five customers in each of fiscal 1997, 1996 and 1995 accounted for 46.7%, 48.6% and 54.3%, respectively, of the Company's total net system sales. Winbond, Hyundai and Motorola represented 16.8%, 13.6% and 10.2%, respectively, of the Company's net system sales in fiscal 1997. Sony and Motorola represented 16.3% and 14.9%, respectively, of the Company's net system sales in fiscal 1996. Motorola and SGS-Thomson Microelectronics represented 18.5% and 17.2%, respectively, of the Company's net system sales in fiscal 1995. Other than the above customers, no single customer represented more than 10% of the Company's net system sales in fiscal 1997, 1996 or 1995. Although the composition of the group comprising the Company's largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor manufacturing industry, may have a material adverse effect on the Company's business, financial condition and results of operations.

BACKLOG

     The Company schedules production of its systems based upon order backlog and customer commitments. The Company includes in its backlog only orders for which written authorizations have been accepted and shipment dates within the next 12 months have been assigned. As of March 31, 1997 and 1996 the Company's order backlog was approximately $8.3 million and $16.5 million, respectively. Systems orders are subject to cancellation by the customer, but with substantial penalties other than in the case of orders for evaluation systems or for systems which have not yet incurred production costs. Orders may be subject to rescheduling with limited or no penalty. Some orders are received for systems to be shipped in the same quarter as the order is received. Because of the factors just mentioned, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

MARKETING, SALES AND SERVICE

     The Company sells its systems worldwide through a network of 14 direct sales representatives and 18 independent sales representatives in 15 sales offices located throughout the world. In the United States, the Company markets its systems through direct sales personnel located in its Petaluma, California headquarters, a regional sales office and through two independent sales representatives. In addition, the Company provides field service and applications engineers out of three regional offices and its Petaluma headquarters in order to ensure dedicated technical and field process support throughout the United States on short notice.

     The Company maintains sales, service, and process support capabilities in Japan, Taiwan, France and Germany and service/support operations in Austria, China, Italy and the United Kingdom. In addition to its international direct sales and support organizations, the Company markets its systems through independent sales representatives in China, Israel, Italy, Korea and Singapore.

     International sales, which consist of export sales from the United States either directly to the end user or to one of the Company's foreign subsidiaries, accounted for 69.0%, 63.2% and 62.7% of total revenue for fiscal 1997, 1996 and 1995, respectively. The Company generally sells its systems on 30-to-60 day credit terms to its domestic and European customers. Customers in Pacific Rim countries, other than Japan, are generally required to deliver a letter of credit payable in U.S. dollars upon system shipment. Sales to other international customers, including Japan, are either billed in local currency or U.S. dollars. The Company anticipates that international sales will continue to account for a significant portion of revenue in the foreseeable future. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of the Company's systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The sales cycles for the Company's systems vary depending upon whether the system is an initial design-in, reorder or used equipment. Initial design-in sales cycles are typically 12 to 18 months, particularly for 6500 series systems. In contrast, reorder sales cycles are typically four to six months, and used system sales cycles are generally one to three months. The initial design-in sales cycle begins with the generation of a sales lead, which is followed by qualification of the lead, an analysis of the customer's particular applications needs and problems, one or more presentations to the customer, frequently including extensive participation by the Company's senior management, two to three wafer sample demonstrations, followed by customer testing of the results and extensive negotiations regarding the equipment's process and reliability specifications. Initial design-in sales cycles are monitored by senior management for correct strategy approach and prioritization. The Company may, in some instances, need to provide the customer with an evaluation critical etch system for three to six months prior to the receipt of a firm purchase order.

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

     As of March 31, 1997, the Company had 68 full-time employees dedicated to equipment design engineering, process support and research and development. Research and development expenses for fiscal 1997, 1996 and 1995 were $10.5 million, $10.0 million and $8.1 million, respectively, and represented 18.3%, 16.1% and 18.1% of total revenue, respectively. Such expenditures were used for the development of new systems and the continued enhancement and customization of existing systems. The Company expects that research and development expenses will continue at current levels or increase slightly in fiscal 1998.

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

     A substantial investment is required to install and integrate capital equipment into a semiconductor production line. The Company believes that once a device manufacturer has selected a particular vendor's capital equipment, that manufacturer generally relies upon that vendor's equipment for the specific production line application and, to the extent possible, subsequent generations of similar systems. Accordingly, it may be extremely difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected by that customer unless there are compelling reasons to do so, such as significant performance or cost advantages. Certain of the Company's competitors have entered into strategic relationships or alliances with leading semiconductor manufacturers, particularly with respect to the generation of devices at 1.0 to 0.5 micron line geometries for which the Company did not offer competitive systems at the time buying decisions were made. If such relationships or alliances cover etch equipment similar to those sold by the Company, the Company's ability to sell its 6500 series systems would be adversely affected. In addition, certain of the Company's competitors may seek to sell, as an attractively priced package, etch equipment together with other process equipment, such as deposition equipment. Furthermore, some semiconductor manufacturers have already made initial buying decisions for the next generation of sub-0.5 micron etch requirements. Any failure to gain access and achieve sales to new customers will adversely affect the successful commercial introduction of the Company's 6500 series systems and would have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

     The Company holds an exclusive license to 25 United States patents, including its tri-electrode control system, and 26 corresponding foreign patents covering various aspects of its systems. The Company has been formally notified that it will shortly be granted a patent for its E-R-S-R process sequence directly, and has applied for 5 additional United States patents. The Company believes that the duration of such patents generally exceed the life cycles of the technologies disclosed and claimed therein. The Company believes that although the patents it has exclusively licensed or holds directly will be of value, they will not determine the Company's success, which depends principally upon its engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, the Company may be vulnerable to competitors who attempt to imitate the Company's systems or processes and manufacturing techniques and processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's systems and processes. The sale of the Company's systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. The Company also relies on trade secrets and proprietary technology that it seeks to protect, at least in part, through confidentiality agreements with employees, vendors, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others.

     The original version of the system software for the Company's 6500 series systems was jointly developed by the Company and Realtime Performance, Inc., a third party software vendor. Tegal holds a perpetual, non-exclusive, nonroyalty bearing license to use and enhance this software. The enhanced version of the software currently used on the Company's 6500 series systems has undergone multiple releases of the original software, and such enhancements were developed exclusively by the Company. Neither the software vendor nor any other party has any right to use the Company's current release of the system software.

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

     On June 10, 1996, Lucent Technologies Inc. filed a claim with the United States District Court for the Northern District of California alleging patent infringement by Austria Mikro Systeme International AG and AMS Austria Mikro Systeme International, Inc. (AMS) for the sale of integrated circuits manufactured with the Company's dry plasma etch systems. On March 7, 1995, the Company executed an indemnification agreement with AMS, covering certain uses of select equipment sold to AMS. The lawsuit between Lucent and AMS has been settled, and AMS and the Company are discussing the indemnity issue. The Company believes that the ultimate outcome of any defense of any required indemnification obligation to AMS is unlikely to have a material adverse effect on the Company's results of operations or financial condition. No assurance can be given, however, as to the outcome of such legal proceedings or as to the effect of any such outcome on the Company's results of operations or financial condition.

     Although there are currently no pending claims or lawsuits against the Company regarding possible infringement claims, there can be no assurance that infringement claims by other third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. In the future, litigation may be necessary to enforce patents issued or exclusively licensed to the Company, to protect trade secrets or know-how exclusively licensed to or owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which by itself could have a material adverse effect on the Company's financial condition and operation results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its systems, any of which could have a material adverse effect on the Company's financial condition and results of operations. In addition, there can be no assurance that a license under a third party's intellectual property rights will be available on reasonable terms, if at all.

EMPLOYEES

     As of March 31, 1997, the Company had a total of 252 employees consisting of 233 full-time permanent employees and 19 temporary or contract personnel, including 68 in engineering, research and development, 56 in manufacturing, 94 in marketing, sales and customer service and support and 34 in executive and administrative activities. Many of the Company's employees are highly skilled, and the Company's success will depend in part upon its ability to attract, retain and develop such employees. Skilled employees, especially employees with extensive technological backgrounds, are currently in great demand. There can be no assurance that the Company will be able to attract or retain the skilled employees which may be necessary to continue its research and development, manufacturing or marketing programs. The loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on the Company's business, financial condition and operating results.

     None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ADDITIONAL RISK FACTORS

     DEPENDENCE ON RECENTLY INTRODUCED SYSTEMS FOR CRITICAL ETCH MARKETS

     The Company's 6500 series systems, its new generation of critical etch systems, have been designed initially for sub-0.5 micron critical etch applications in emerging films, isolation, polysilicon and metal which the Company believes to be the leading edge of critical etch applications. The Company's 6500 series systems which have been installed are currently being used primarily for research and development activities or in pilot production. For the 6500 series systems to achieve market acceptance, the Company's customers must utilize these systems for volume production. Achieving market acceptance of the Company's 6500 series systems is very important to the Company's future financial results.

     Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future requirements for etch processes needed by semiconductor manufacturers and the equipment required to address such applications. There can be no assurance that the market for critical etch emerging film, isolation, polysilicon or metal etch systems will develop as quickly or to the degree the Company expects. There can be no assurance whether or when the 6500 series systems will achieve market acceptance. In addition, the selling cycles of these new systems are typically lengthy.

     The 6500 series has had only limited production life. Therefore, unforeseen technical or manufacturing difficulties may arise which may hinder market acceptance or volume production. The Company may be required to incur substantial, unanticipated costs to ensure the functionality and reliability of the 6500 series systems, which may materially and adversely affect the business, financial condition and results of operation of the Company. Such costs may include substantial expenditures to upgrade or re-engineer installed equipment that fails to perform to customer specifications. If the Company is unable to re-engineer 6500 series non-performing systems under evaluation to customer satisfaction and a number of 6500 series systems are returned to the Company, the Company's ability to sell 6500 series systems in the future may be adversely affected. In addition, in connection with the development and production of the 6500 series, the Company is increasing its operating expenses and is likely to invest in increased inventory levels in the future. The failure to complete the commercial introduction of this new generation of systems in a timely manner could result in, among other things, an increase in operating expenses and inventory obsolescence without corresponding sales, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     If the 6500 series does not achieve significant sales or volume production due to a lack of customer acceptance, inability to correct technical, manufacturing or other difficulties which may develop with this series, or for any other reason, the Company's business, financial condition and results of operations would be materially adversely affected.

     IMPEDIMENTS TO CUSTOMER ACCEPTANCE

     A substantial investment is required to install and integrate capital equipment into a semiconductor production line. The Company believes that once a device manufacturer has selected a particular vendor's capital equipment, that manufacturer generally relies upon that vendor's equipment for that specific production line application and, to the extent possible, subsequent generations of that vendor's systems. Accordingly, it may be extremely difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected by that customer unless there are compelling reasons to do so, such as significant performance or cost advantages. Certain of the Company's competitors have entered into strategic relationships or alliances with leading semiconductor manufacturers, particularly with respect to the generation of devices at 1.0 to 0.5 micron line geometries for which the Company did not offer competitive systems at the time such buying decisions were made. If such relationships or alliances cover etch equipment similar to those sold by the Company, the Company's ability to sell its 6500 series systems would be adversely affected. In addition, certain of the Company's competitors may seek to sell, as an attractively priced package, etch equipment together with other process equipment, such as deposition equipment. Furthermore, some semiconductor manufacturers have already made initial buying decisions for the next generation of sub-0.5 micron etch requirements. Any failure to gain access and achieve sales to new customers will adversely affect the successful commercial introduction of the Company's 6500 series systems and would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company's 900 and 980 non-critical etch systems typically sell for prices ranging between $350,000 and $500,000, while prices of the Company's 6500 series critical etch systems typically range between $1.8 million and $2.5 million. To the extent the Company is successful in selling 6500 series systems, the sale of a small number of these systems will probably account for a substantial portion of revenue in future quarters, and a transaction for a single system could have a substantial impact on revenue and gross margin for a given quarter.

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

     CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY

     The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and systems utilizing integrated circuits. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have had a material adverse effect on the semiconductor industry's demand for semiconductor capital equipment, including etch systems manufactured by the Company. The semiconductor industry is currently experiencing such a slowdown. The current and prior semiconductor industry downturns have adversely affected the Company's revenue, gross margins and results of operations. In addition, the need for continued investment in research and development, substantial capital equipment requirements, and extensive ongoing customer service and support requirements worldwide will continue to limit the Company's ability to reduce expenses in response to any such downturn or slowdown. The Company's revenue, gross margin and results of operations may continue to be materially adversely affected by the current slowdown or by future downturns or slowdowns in the rate of capital investment in the semiconductor industry. Moreover, although the semiconductor industry may experience growth that causes significant growth in the semiconductor capital equipment industry, there can be no assurance that such growth can be sustained or that the Company will be positioned to benefit from such growth.

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

     The Company must manage system transitions successfully, as introductions of new systems could adversely affect sales of existing systems, including its recently introduced 6500 series. There can be no assurance that the Company will be successful in the introduction and volume manufacture of new systems or that the Company will be able to develop and introduce, in a timely manner, new systems or enhancements to its existing systems and processes which satisfy customer needs or achieve market acceptance. In this regard, the Company did not offer a competitive etch product for the recent generation of devices with 1.0 to 0.5 micron line geometries. The failure of the Company to accomplish any of the above would adversely affect the Company's business, financial condition and results of operations. In addition, the Company may incur substantial unanticipated costs to ensure product functionality and reliability early in its products' life cycles. If new products have quality or reliability problems, the Company could experience reduced orders, delays in collecting accounts receivable, higher manufacturing costs, and additional service and warranty expenses, any of which could have a material adverse effect on the Company's business, financial condition and operating results.

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

     IMPORTANCE OF "MIX AND MATCH" PURCHASING PHILOSOPHY TO NON-CRITICAL SYSTEM SALES

     A significant element of the Company's strategy is to sell its non-critical etch systems to semiconductor manufacturers who have adopted a "mix and match" purchasing philosophy to meet their non-critical etch process requirements. This strategy depends, in significant part, upon the recognition by IC manufacturers that costs can be minimized by purchasing more expensive, state of the art etch systems for their critical etch process requirements and less expensive, but reliable, etch systems for their non-critical etch process requirements, and the willingness of such manufacturers to implement such a purchasing philosophy to lower manufacturing costs. Many semiconductor manufacturers have limited or no experience with integrating etch systems in the manner necessary for full implementation and acceptance of a "mix and match" purchasing philosophy, and there can be no assurance that semiconductor manufacturers will adopt such a strategy. Also, there can be no assurance that certain of the Company's competitors will not offer competitive non-critical etch systems to respond to semiconductor manufacturers' non-critical etch needs. Any of these developments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     DEPENDENCE ON KEY EMPLOYEES

     The future success of the Company is dependent, in part, on its ability to retain certain key personnel, including Robert V. Hery, President and Chief Executive Officer, and Stephen P. DeOrnellas, Vice President, Technology and Corporate Development and Chief Technical Officer. Many of these key personnel would be difficult to replace. The Company also needs to attract additional skilled personnel in all areas of its business to grow. The competition for these personnel is intense, and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on the Company's business, financial condition and operating results. There can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees in the future.

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

     ADDITIONAL RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS

     Sales of the Company's systems in certain countries are billed in local currency, and the Company has two lines of credit denominated in Japanese Yen. The Company generally attempts to offset a portion of its U.S. dollar denominated balance sheet exposures subject to foreign exchange rate remeasurement each period held by its foreign subsidiaries whose books are denominated in currencies other than U.S. dollars by purchasing currency options and forward currency contracts for future delivery. There can be no assurance that the Company's future results of operations will not be adversely affected by foreign currency fluctuations. In addition, the laws of certain countries in which the Company's products are sold may not provide the Company's products and intellectual property rights with the same degree of protection as the laws of the United States.

     CONTROL BY EXISTING STOCKHOLDERS

     The Company's principal stockholders and the Company's executive officers and directors beneficially owned approximately 56.3% of the Company's outstanding shares of common stock as of March 31, 1997. Accordingly, these stockholders are able to elect all of the Company's directors and to determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. Such a high level of ownership by such persons or entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of holders of common stock. In addition to the foregoing, the ability of the Company's Board of Directors to issue preferred stock without further stockholder approval or to exercise the anti-takeover provisions of its Shareholder Rights Plan in the event of an unsolicited attempt to assume control of the Company could have the effect of delaying, deferring or preventing a change in control of the Company.

     VOLATILITY OF STOCK PRICE

     The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of the Company's common stock into the market place, failure to meet or changes in analysts' expectations, natural disasters, outbreaks of hostilities, general conditions in the semiconductor industry or the worldwide economy, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

ITEM 2. PROPERTIES

     The Company maintains its headquarters, encompassing its executive office, manufacturing, engineering, research and development operations, in one leased 120,000 square foot facility in Petaluma, California. The Company currently occupies 90,000 square feet of this building, with the remaining portion sublet or being offered for sublet. The lease expires in March 2004. Other than certain large pieces of capital equipment leased by the Company, the Company owns substantially all of the machinery and equipment used in its facilities. The Company believes that its existing facilities are adequate to meet its requirements for several years.

     The Company leases sales, service and process support space in Phoenix, Arizona; Sunnyvale, California; Austin, Texas; Paris, France; Munich, Germany; Kawasaki, Japan; Catania, Italy; Seoul, Korea and Hsin Chu City, Taiwan. The Company also leases space for administrative offices in Hoofddorp, The Netherlands.

ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers of the Company as of June 13, 1997:

         NAME             AGE                            POSITION
----------------------    ---      -----------------------------------------------------
Robert V. Hery            54       Chairman of the Board, President and Chief Executive
                                     Officer
David Curtis              43       Vice President, Finance and Administration, Chief
                                     Financial Officer, Secretary and Treasurer
Stephen P. DeOrnellas     42       Vice President, Technology and Corporate Development
                                     and Chief Technical Officer
Diane M. Fennell          52       Vice President, Marketing and Customer Applications
                                     Support
George B. Landreth        42       Vice President, Product Development
James D. McKibben         46       Vice President, Worldwide Sales
Mark L. Siegel            59       Vice President, Worldwide Customer Support and
                                     Operations

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

     Stephen P. DeOrnellas joined the Company in July 1990 as Vice President of Marketing and Technology, served as Vice President of Process Technology from April 1995 until June 1996, at which time he was appointed Vice President, Technology and Corporate Development and Chief Technical Officer. From 1989 to 1990 he was Vice President of Marketing for the Wafer Inspection Systems Division of KLA. From 1981 to 1989 he held a variety of product development and marketing management positions, including Vice President Marketing from 1987 to 1989, Vice President of Process Engineering from 1983 to 1987, and Senior Process Engineer from 1981 to 1983, with Lam Research Corporation where he had responsibility for the development and introduction of the Lam Autoetch and Rainbow product lines.

     Diane M. Fennell joined the Company in January 1997 as Vice President, Marketing and Customer Applications Support. From 1995 to 1996, Ms. Fennell was Group Manager of Product Management for Unit Instruments responsible for introducing several new products. From 1991 to 1995, she owned and operated Fennell Associates, Inc., a sales representative organization representing multiple lines of semiconductor capital equipment and capital equipment components to the semiconductor and capital equipment industries. From 1987 to 1991, Ms. Fennell held product marketing and sales support management positions with LAM Research Corporation. Prior to 1987, she held several process engineering and lab manager positions with Applied Materials, Inc., Temescal, Signetics Corporation and Texas Instruments.

     George B. Landreth joined the Company in November 1992 as Manager of Mechanical Engineering where he was responsible for directing the development of the Company's 6500 series critical etch systems platform. From June 1996 until April 1997 he served as Director of Program Development, at which time he was promoted to Vice President, Product Development. Prior to joining the Company, Mr. Landreth held product development engineering management and design engineering positions with KLA, Silicon Valley Group, Inc., Optoscan Corporation, Eaton Corporation, Siltec Corporation and Peterbilt Motors.

     James D. McKibben joined the Company in June 1996 as Vice President, Worldwide Sales. From July 1996 until January 1997 he assumed the additional role of Vice President, Marketing and Customer Applications Support. Prior to joining the Company, from 1995 to 1996 and from 1988 to 1992, Mr. McKibben was Vice President, Marketing, Sales and Customer Support for MRS Technology, Inc., a lithography equipment manufacturer for flat panel displays. From 1993 to 1995, he served as Director of Marketing and Sales for Semiconductor Systems, Inc., a maker of capital equipment for the flat panel display and large area multichip module markets. From 1992 to 1993, he was Regional Manager for Kulicke and Soffa Industries, Inc., a maker of wire bonders and other back-end assembly equipment for the IC industry. Prior to 1988, Mr. McKibben held several sales and service management positions with Wild/Lietz, Inc., GCA Corporation and J.T. Baker Chemical Company.

     Mark L. Siegel joined the Company in June 1996 as Vice President, Operations. In April 1997, he assumed the additional role of Vice President of Worldwide Customer Support responsible for the Company's field service, spare parts and refurbished systems businesses. From 1991 to 1996 he was Vice President, Operations at Megatest Corporation up through its merger with Teradyne Corporation. From 1989 to 1991 he served as President of Semiconductor Systems, a unit of General Signal and a semiconductor capital equipment company. From 1987 to 1989 he served as Vice President and General Manager for VLSI Technology, Inc.'s ASIC Memory Division and from 1984 to 1987, was Vice President and General Manager of Signetics Corporation's Application Specific Products Division. Prior to 1984, Mr. Siegel held several senior management positions with, Motorola, Inc., Xerox and Univac.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     Since October 19, 1995, Tegal's common stock has been traded on the Nasdaq National Market System under the symbol TGAL. The following table sets forth the range of high and low sales prices for the Company's common stock for the periods indicated since the Company's initial public offering on October 19, 1995.

                                                                    HIGH         LOW
                                                                   -------     -------
            FISCAL YEAR 1996
            Third Quarter........................................   13  7/8      9  1/4
            Fourth Quarter.......................................   10  1/2      6  7/8

            FISCAL YEAR 1997
            First Quarter........................................   11  1/8      6  3/8
            Second Quarter.......................................    8           4  5/8
            Third Quarter........................................    6  5/8      4  1/2
            Fourth Quarter.......................................    9  1/8      4  3/4

     The approximate number of record holders of the Company's common stock as of March 31, 1997 was 156. Tegal has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future. Further, the Company's domestic lines of credit restrict the declaration and payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                           YEAR ENDED MARCH 31,
                                        ----------------------------------------------------------
                                         1997        1996         1995         1994         1993
                                        -------     -------     --------     --------     --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
  Revenue.............................  $57,423     $62,046     $ 44,645     $ 38,022     $ 42,777
  Gross profit........................   25,901      28,577       20,583       16,508       19,458
  Operating income (loss).............    3,180       6,572        1,376       (1,072)       2,705
  Income (loss) before income taxes...    4,180       6,186          949       (1,501)       1,792
  Net income (loss)...................    3,140       5,566          828       (1,501)       1,526
  Net income per share................  $   .29     $   .63     $    .11
  Shares used in per share
     computation......................   10,710       8,899        7,373

CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents...........  $30,323     $23,283     $  2,351     $  3,462     $  7,396
  Working capital.....................   45,392      41,726       11,432       11,297       11,690
  Total assets........................   63,524      64,672       33,744       27,468       24,008
  Short-term notes payable to banks
     and others.......................      252         243        8,164        3,947            0
  Long-term obligations...............      301         356        4,338        3,749        3,295
  Redeemable preferred stock..........        0           0       21,695       22,382       22,207
  Stockholders' equity (deficit)......   50,542      47,626      (11,633)     (12,018)     (10,196)

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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the years indicated as a percentage of revenue:

                                                                      MARCH 31,
                                                              -------------------------
                                                              1997      1996      1995
                                                              -----     -----     -----
        Revenue.............................................  100.0%    100.0%    100.0%
        Cost of sales.......................................   54.9      53.9      53.9
                                                              -----     -----     -----
        Gross profit........................................   45.1      46.1      46.1
        Operating expenses:
          Research and development..........................   18.3      16.1      18.1
          Sales and marketing...............................   10.8      10.7      14.3
          General and administrative........................   10.5       8.7      10.7
                                                              -----     -----     -----
                  Total operating expenses..................   39.6      35.5      43.1
                                                              -----     -----     -----
        Operating income....................................    5.5      10.6       3.0
        Other income (expense), net.........................    1.7      (0.6)     (1.0)
                                                              -----     -----     -----
        Income before income taxes..........................    7.2      10.0       2.0
        Provision for income taxes..........................    1.7       1.0       0.3
                                                              -----     -----     -----
                  Net income................................    5.5%      9.0%      1.7%
                                                              =====     =====     =====

YEARS ENDED MARCH 31, 1997, 1996 AND 1995

  Revenue

     The Company's revenue is derived from sales of new and refurbished systems, spare parts and non-warranty service. Revenue increased 39.0 percent from $44.6 million in fiscal 1995 to $62.0 million in fiscal 1996, and declined 7.4 percent to $57.4 million in fiscal 1997. Revenue growth in fiscal 1996 as compared to fiscal 1995 occurred principally due to increased customer acceptance of the Company's new 6500 series critical etch systems and its new eight inch wafer capable non-critical etch systems. Spare parts sales grew substantially in fiscal 1996 due to the Company shifting its sales from a distributor arrangement to direct sales of spare parts in Taiwan and an expansion in the Company's installed base of systems. The revenue decline in fiscal 1997 as compared to fiscal 1996 was principally attributable to a decline in the number of non-critical etch systems sold as the semiconductor industry curtailed its capital equipment expenditures for capacity expansion in the face of an industry-wide over-supply of manufacturing capacity. The Company's sales of spare parts also declined in fiscal 1997 over fiscal 1996, which the Company believes was primarily caused by customers depleting their supplies of spare parts during the industry slowdown. Revenues derived from the sale of the Company's 6500 series critical etch systems continued to increase as a result of both increased unit sales and higher average selling prices in fiscal 1997, partially offsetting the declines experienced in non-critical etch systems and spare parts sales. International sales accounted for approximately 69 percent of total revenue in fiscal 1997, and 63 percent in fiscal 1996 and 1995. The Company expects that international sales will continue to account for a significant portion of its revenue.

  Gross Profit

     The Company's gross profit as a percentage of revenue declined from 46.1 percent in fiscal 1995 and fiscal 1996 to 45.1 percent in fiscal 1997. The gross profit percentage in fiscal 1996 was the same as that in fiscal 1995 as a result of start-up inefficiencies on the new 6500 series etch system, which were offset, in part, by improved manufacturing efficiencies associated with spreading substantially fixed manufacturing overhead over a larger revenue volume. The Company also had a more favorable product mix, due principally to an increase in sales of the Company's mature four- to six-inch wafer capable 900 series etch systems and spare parts, which carry higher gross profits. The one point decline in gross profit as a percentage of revenue in fiscal 1997 over fiscal 1996 was principally attributable to a change in product mix in which sales of non-critical etch systems and spare parts, which carry higher gross margins, declined and sales of the Company's 6500 series systems, which continue to carry lower start-up related gross margins, increased.

     The Company's gross profit as a percentage of revenue has been, and will continue to be, affected by a variety of factors, including the mix and average selling prices of systems sold and the costs to manufacture, service and support new product introductions and enhancements. Gross margins for the Company's new systems are typically lower than those of its more mature products due to the inefficiencies associated with the start-up of manufacturing operations, smaller vendor discounts due to lower order volumes and increased service installation and warranty support. As a result of such factors, an anticipation that the product mix change toward the lower margin 6500 series etch systems is likely to continue, and an anticipation that demand for its non-critical etch systems is not likely to recover until late calendar year 1997 or early 1998, the Company does not expect that its gross margin for fiscal 1998 is likely to improve over the fiscal 1997 level.

  Research and Development

     Research and development expenses consist primarily of salaries, prototype material and other costs associated with the Company's research and product development efforts. In absolute dollars, research and development expenses increased from $8.1 million in fiscal 1995 to $10.0 million in fiscal 1996 and $10.5 million in fiscal 1997. Nevertheless, research and development as a percentage of revenue decreased from 18.1 percent in fiscal 1995 to 16.1 percent in fiscal 1996 as revenues increased more rapidly than research and development expenses and increased to 18.3 percent in fiscal 1997, as the Company continued to enhance and support its new 6500 series systems in spite of the overall revenue decline in fiscal 1997. The absolute dollar increase in fiscal 1996 expenses compared to fiscal 1995 was primarily attributable to the hiring of additional personnel to staff ongoing and new product development, product enhancement and applications engineering support, particularly for recently introduced products and for increased prototype material spending. The absolute dollar increase in fiscal 1997 expenses over fiscal 1996 expenses was attributable to the hiring of additional personnel in the applications engineering customer support area and increased spending on prototype material for product enhancement programs. The Company anticipates that fiscal 1998 research and development expenses in absolute dollars will continue at or increase slightly from fiscal 1997 levels to permit the Company to support new product applications at its new 6500 series customer installations and to further enhance that product line.

  Sales and Marketing

     Sales and marketing expenses primarily consist of salaries, commissions, trade show promotion and advertising expenses. In absolute dollars, sales and marketing expenses increased from $6.4 million in fiscal 1995 to $6.6 million in fiscal 1996, and declined to $6.2 million in fiscal 1997. As a percentage of revenue, sales and marketing expenses declined from 14.3 percent in fiscal 1995 to 10.7 percent in fiscal 1996 and remained at approximately the same level in fiscal 1997 at 10.8 percent. The increase in sales and marketing expenses in absolute dollars in fiscal 1996 over fiscal 1995 was attributable principally to the growth in revenue offset, in part, by a reduction in third party representative commissions as the Company shifted to a direct sales organization in Taiwan and as the systems sales mix shifted toward customers and regions where the Company sells via direct sales engineers, whose commission rates are lower than those of third party sales representative organizations. The decline in sales and marketing expenses in fiscal 1997 over fiscal 1996 was principally due to a decline in systems sales volume, resulting in lower commission spending and to reduced spending on advertising. The Company expects to increase its absolute dollar spending on sales and marketing in fiscal 1998 to fund further advertising and to hire several additional sales and marketing persons.

  General and Administrative

     General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities. General and administrative expenses in absolute dollars increased from $4.8 million in fiscal 1995 to $5.4 million in fiscal 1996, and to $6.0 million in fiscal 1997. As a percentage of revenues, general and administrative expenses decreased from 10.7 percent in fiscal 1995 to 8.7 percent in fiscal 1996, and increased to 10.5 percent of revenues in fiscal 1997. The increase in general and administrative expenses in fiscal 1996 as compared to fiscal 1995 was attributable to increased legal, auditing and insurance expenses associated with the additional, ongoing expenses incurred as a public company, which commenced in the second half of fiscal 1996, and to outside consulting and training expenses incurred to upgrade the Company's business systems in the second half of fiscal 1996. The increase in general and administrative expenses in fiscal 1997 over fiscal 1996 was attributable to the Company incurring the expenses of being a public company for the full year of fiscal 1997 that only partially impacted fiscal year 1996. In addition, the Company incurred approximately $0.2 million in the first quarter of fiscal 1997 to complete the business system upgrade begun in late fiscal 1996. The Company anticipates that its general and administrative expenses for fiscal 1998 will be approximately the same as fiscal 1997 spending.

  Other Income (Expense), Net

     Other income (expense), net, consists principally of interest income, interest expense, and gains and losses on foreign exchange and the sale of fixed assets. The Company recorded net non-operating expenses of $0.4 million in fiscal 1995 and 1996 and net non-operating income of $1.0 million in fiscal 1997. In fiscal 1995, such expenses were primarily attributable to interest expense incurred on outstanding loan balances. In fiscal 1996, such expenses reflected interest expenses incurred on loan balances outstanding through the Company's IPO in the middle of fiscal 1996 and foreign exchange losses offset, in part, by interest income on the unused portion of the proceeds from the public offering. In fiscal 1997, net non-operating income was primarily attributable to interest income on outstanding cash balances.

  Provision for Income Taxes

     The Company's effective tax rate was 12.8 percent, 10.0 percent and 25.0 percent in fiscal 1995, 1996 and 1997, respectively. Effective tax rates for these three years have been materially lower than the statutory tax rate due to extensive operating loss carryforwards generated in prior years. As a result of a recent review of its tax position, the Company expects that its effective tax rate for fiscal 1998 will not exceed 20 percent of income before income taxes.

  Liquidity and Capital Resources

     For fiscal 1997, the Company financed its operations through cash generated from operations. In fiscal 1996, the Company financed its operations through bank borrowings and net proceeds from its IPO.

     Operating activities generated approximately $9.1 million in cash flow for fiscal 1997 as the Company generated approximately $5.5 million from net income, depreciation and amortization expenses, with the balance derived principally from a reduction in working capital as the Company's second half of fiscal 1997's sales volume was lower than the comparable period in the prior year. Operating activities generated approximately $0.2 million in cash flow for fiscal 1996. Approximately $5.4 million of net cash was generated from net income plus depreciation, senior term loan accretion, purchase credit redemptions and accounts receivable reserve accruals, which was almost entirely offset by increases in working capital due to the Company's increased sales volume in that year.

     Net cash used in investing activities in fiscal 1997 was $1.4 million for capital expenditures including the purchase of analytical equipment used in research and development, customer service and manufacturing, leasehold improvements and computer equipment. Net cash used in investing activities for fiscal 1996 was $2.1 million for similar purposes.

     As of March 31, 1997, the Company had approximately $30.3 million of cash and cash equivalents. In addition, the Company's other principal sources of liquidity consisted of the unused portions of several bank borrowing facilities. The Company has available two domestic bank lines of credit totaling $13.0 million that are available until August 15, 1997. At March 31, 1997, both domestic credit lines were unused, providing $13.0 million of available borrowing capacity. In April 1997, the Company executed commitment letters with two banks to increase its domestic borrowing facilities to a maximum of $20.0 million for one year from the execution of loan documents. The Company expects to execute those loan documents in August 1997. In addition to the foregoing facilities, as of March 31, 1997, the Company's Japanese subsidiary had available 569 million Yen (approximately $4.6 million at exchange rates prevailing at March 31, 1997) unused under two lines of credit for a maximum of 600 million Yen (approximately $4.8 million at exchange rates prevailing at March 31, 1997) with two Japanese banks, secured by customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable.

     The Company believes that anticipated cash flow from operations, existing cash and cash equivalent balances and funds available under its lines of credit will be sufficient to meet the Company's cash requirements for at least the next 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Financial Statements and notes thereto appear on this Form 10-K according to the following Index of Consolidated Financial Statements:

                                                                                PAGE
                                                                                ----
        Consolidated Balance Sheets as of March 31, 1997 and 1996.............   30
        Consolidated Statements of Operations for the years ended March 31,
          1997, 1996 and 1995.................................................   31
        Consolidated Statements of Stockholders' Equity (Deficit) for the
          years ended March 31, 1997, 1996 and 1995...........................   32
        Consolidated Statements of Cash Flows for the years ended March 31,
          1997, 1996 and 1995.................................................   33
        Notes to Consolidated Financial Statements............................   34
        Independent Accountants' Report.......................................   44
        Independent Auditors' Report..........................................   45

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     KPMG Peat Marwick, LLP ("KPMG") served as the Company's auditors and advised the Company on federal, state and local tax matters from December 1989 through December 16, 1996. On December 17, 1996, the Company reported on a Form 8-K the following:

          (i) On December 17, 1996, the Company dismissed KPMG as its independent accountants.

          (ii) The reports of KPMG on the financial statements of the Company for each of the prior two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

          (iii) The Company's Audit Committee and full Board of Directors participated in and approved the decision to change independent accountants.

          (iv) During the Company's two prior fiscal years and through the date of the Form 8-K, the Company had no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure, which disagreements if not resolved to the satisfaction of KPMG would have caused them to make reference thereto in their report on the financial statements of the Company for such years, except for the disagreement over auditing scope and procedure described below.

           In June 1996, the Company's management disagreed with KPMG over an issue of auditing scope and procedure. KPMG asked the Company to confirm an accounts receivable balance which Company management felt did not need to be confirmed in the manner requested by KPMG. However, the Company subsequently did obtain the required confirmation. Nevertheless, the objection of Company management may be deemed a disagreement over audit scope and procedure as defined by SEC rules. The Company has subsequently received payment for all of the invoice in question.

           The Audit Committee met and discussed via teleconference the above described disagreement over audit scope and procedure with KPMG on August 5, 1996.

          (iv) During the Company's two most recent fiscal years and through the date of its Form 8-K, the Company had no reportable events (as defined in Item 304 (a) (1) (v) of Regulation S-K).

          (vi) The Company requested that KPMG furnish it with a letter addressed to the SEC stating whether or not it agreed with the above statements. A copy of such letter, dated December 17, 1996, was filed as Exhibit 16 to that Form 8-K.

          (vii) The Company engaged Price Waterhouse LLP as its new independent accountants as of December 17, 1996. During the two most recent fiscal years and through the date of the Form 8-K, the Company had not consulted with Price Waterhouse LLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with KPMG (as described in Item 304 (a) (2) Regulation S-K). The Company has authorized KPMG to respond fully to the inquiries of Price Waterhouse LLP, with respect to the disagreement summarized above.

     In connection with the filing of this Form 10-K, the Company requested KPMG to consent to the inclusion of its reports on the Company's consolidated financial statements and the related consolidated financial statement schedule as of March 31, 1996 and for each of the years in the two year period then ended to be incorporated by reference in the Company's Registration Statement on Form S-8, which reports are included in this Form 10-K. Such consent is required with respect to filings, including the Company's Form S-8, under the Securities Act of 1933, as amended (the "1933 Act"). KPMG informed the Company that it would not consent to the inclusion of its reports unless the Company indemnifies KPMG against and from any and all losses, claims, damages or liabilities (collectively, the "Claims") to which it may become subject in connection with its consent under federal securities laws or other statutes, common law or otherwise; provided, however, that KPMG would not be indemnified to the extent such Claims result from a court adjudication finding KPMG guilty of professional malpractice. In order to be able to file the Company's Form S-8, the Company has agreed to KPMG's request for indemnification.

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

     The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the Company's Proxy Statement under the caption "Compliance with Section 16(a) of the Exchange Act".

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K Report:

     (1) Financial Statements

        See Index to Consolidated Financial Statements at page 26 of this
Report.

     (2) Financial Statement Schedules

        The following consolidated financial statement schedule is included herein:

                                                                                PAGE
                                                                                ----
        Schedule II -- Valuation and Qualifying Accounts......................  S-1
        Independent Accountants' Report on Schedule...........................  S-2
        Independent Auditors' Report on Schedule..............................  S-3

        Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the consolidated financial statements or related notes.

     (3) Exhibits

        The following exhibits are referenced or included in this report:

  EXHIBIT                                       DESCRIPTION
  -------     --------------------------------------------------------------------------------
    3.1       Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibits 3(i).1 and 3(i).2 included in Registrant's Registration
              Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
    3.2       By-laws of Registrant (incorporated by reference to Exhibit 3(ii) included in
              Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
   *4.1       Form of Certificate For Common Stock
   *4.2       Information and Registration Rights Agreement between the Registrant and the investors listed on Schedule A thereto dated December 19, 1989, as amended to date
   *4.3       Imperial Bank Warrant issued by the Registrant, dated as of March 14, 1995
  *10.1       Amended and Restated Equity Incentive Plan
  *10.2       1990 Stock Option Plan
  *10.4       Employee Qualified Stock Purchase Plan
  *10.5       Stock Option Plan for Outside Directors
  *10.6       Amended and Restated Agreement of Purchase and Sale between the Registrant,
              Nazem & Company III, L.P. and Motorola, Inc. dated December 18, 1989
  *10.7       Restructuring Agreement between the Registrant and Motorola, Inc. Dated October
              31, 1991
  *10.8       Conversion Agreement between the Registrant and Motorola, Inc. dated August 31,
              1994 and amendment thereto dated August 8, 1995
  *10.10      Employment Letter Agreement between the Registrant and Stephen P. DeOrnellas dated April 30, 1990
  *10.11      Lease dated August 15, 1986, as amended, between the Registrant and South
              McDowell Investments

  EXHIBIT                                       DESCRIPTION
  -------     --------------------------------------------------------------------------------
  *10.12      Technology License Agreement between the Registrant and Motorola, Inc. dated
              December 19, 1989
  *10.14      Security and Loan Agreement between the Registrant and Imperial Bank dated as of
              August 15, 1995
  *10.15      Supplemental Source Code License Agreement with the Registrant and Realtime
              Performance, Inc. dated as of November 1, 1991
  *10.16      Incentive Stock Option Agreement between the Registrant and Robert V. Hery dated as of September 28, 1993
   10.17      Lease Amendment dated March 10, 1997, between Registrant and South McDowell
              Investments
   11         Statement of Computation of Net Income Per Share
   16         Letter of KPMG Peat Marwick dated December 17, 1996 incorporated by reference to
              Exhibit 16 included in the Company's Form 8-K dated December 17, 1996
   *21        List of Subsidiaries of the Registrant
   23.1       Consent of Independent Accountants
   23.2       Consent of Independent Auditors
   24.1       Power of Attorney (included on page 46 of this Report)

---------------

  * Incorporated by reference to identically numbered exhibits included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995.

(b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the Company's fourth quarter ended March 31, 1997.

                               TEGAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
                                                                             (IN THOUSANDS,
                                                                           EXCEPT SHARE DATA)
                                            ASSETS
Current assets:
  Cash and cash equivalents..............................................  $30,323     $23,283
  Accounts receivable, less allowance for doubtful accounts of $764 and
     $453................................................................   12,322      16,191
  Inventory..............................................................   13,154      16,947
  Prepaid expenses and other current assets..............................    2,274       1,995
                                                                           -------     -------
          Total current assets...........................................   58,073      58,416
Property and equipment, net..............................................    5,298       6,027
Other assets, net........................................................      153         229
                                                                           -------     -------
                                                                           $63,524     $64,672
                                                                           =======     =======

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable..........................................................  $   252     $   243
  Accounts payable.......................................................    3,442       4,700
  Accrued expenses and other current liabilities.........................    8,987      11,747
                                                                           -------     -------
          Total current liabilities......................................   12,681      16,690
Long term portion of capital lease obligations...........................      301         356
                                                                           -------     -------
          Total liabilities..............................................   12,982      17,046
                                                                           -------     -------
Commitments and contingencies
Stockholders' equity:
  Preferred stock; $0.01 par value; 5,000,000 shares authorized..........       --          --
  Common stock; $0.01 par value; 35,000,000 shares authorized; 10,279,721
     and 10,064,404 shares issued and outstanding........................      103         101
  Additional paid-in capital.............................................   54,821      54,455
  Cumulative translation adjustment......................................       23         615
  Accumulated deficit....................................................   (4,405)     (7,545)
                                                                           -------     -------
          Total stockholders' equity.....................................   50,542      47,626
                                                                           -------     -------
                                                                           $63,524     $64,672
                                                                           =======     =======

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED MARCH 31,
                                                                -------------------------------
                                                                 1997        1996        1995
                                                                -------     -------     -------
                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                             DATA)
Revenue.......................................................  $57,423     $62,046     $44,645
Cost of sales.................................................   31,522      33,469      24,062
                                                                -------     -------     -------
          Gross profit........................................   25,901      28,577      20,583
                                                                -------     -------     -------
Operating expenses:
  Research and development....................................   10,531      10,000       8,065
  Sales and marketing.........................................    6,182       6,622       6,366
  General and administrative..................................    6,008       5,383       4,776
                                                                -------     -------     -------
          Total operating expenses............................   22,721      22,005      19,207
                                                                -------     -------     -------
          Operating income....................................    3,180       6,572       1,376
Other income (expenses), net..................................    1,000        (386)       (427)
                                                                -------     -------     -------
     Income before income taxes...............................    4,180       6,186         949
Provision for income taxes....................................    1,040         620         121
                                                                -------     -------     -------
          Net income..........................................  $ 3,140     $ 5,566     $   828
                                                                =======     =======     =======
Net income per share..........................................  $   .29     $   .63     $   .11
                                                                =======     =======     =======
Shares used in per share computation..........................   10,710       8,899       7,373
                                                                =======     =======     =======

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

                                     COMMON STOCK          ADDITIONAL     CUMULATIVE                          TOTAL
                                 ---------------------      PAID-IN       TRANSLATION    ACCUMULATED      STOCKHOLDERS'
                                   SHARES       AMOUNT      CAPITAL       ADJUSTMENTS      DEFICIT       EQUITY (DEFICIT)
                                 ----------     ------     ----------     ----------     -----------     ----------------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Balances at March 31, 1994.....     457,097      $  5       $    106        $  548        $ (12,677)         $(12,018)
  Common stock issued..........      39,398        --             17            --               --                17
  Exercise of common stock
     warrants..................     154,285         2             --            --               --                 2
  Cumulative translation
     adjustment................          --        --             --           391               --               391
  Accretion of Series B
     preferred stock...........          --        --             --            --             (853)             (853)
  Net income...................          --        --             --            --              828               828
                                 -----------    -----       --------          ----         --------          --------
Balances at March 31, 1995.....     650,780         7            123           939          (12,702)          (11,633)
  Common stock issued under
     option and stock purchase
     plans.....................     358,245         3            124            --               --               127
  Net proceeds from IPO........   3,179,300        32         34,153            --               --            34,185
  Contribution of paid-in
     capital through conversion
     of Motorola preferred
     stock.....................          --        --            891            --               --               891
  Conversion of redeemable
     preferred stock to common
     stock at IPO..............   5,876,079        59         19,164            --               --            19,223
  Cumulative translation
     adjustment................          --        --             --          (324)              --              (324)
  Accretion of Series B
     preferred stock...........          --        --             --            --             (409)             (409)
  Net income...................          --        --             --            --            5,566             5,566
                                 -----------    -----       --------          ----         --------          --------
Balances at March 31, 1996.....  10,064,404       101         54,455           615           (7,545)           47,626
  Common stock issued under
     option and stock purchase
     plans.....................     215,317         2            366            --               --               368
  Cumulative translation
     adjustment................          --        --             --          (592)              --              (592)
  Net income...................          --        --             --            --            3,140             3,140
                                 -----------    -----       --------          ----         --------          --------
Balances at March 31, 1997.....  10,279,721      $103       $ 54,821        $   23        $  (4,405)         $ 50,542
                                 ===========    =====       ========          ====         ========          ========

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED MARCH 31,
                                                                          -------------------------------
                                                                           1997        1996        1995
                                                                          -------     -------     -------
                                                                                  (IN THOUSANDS)
Cash flows from operating activities:
  Net income............................................................  $ 3,140     $ 5,566     $   828
     Adjustments to reconcile net income to net cash provided by (used
      in) operating activities:
       Deferred tax asset...............................................     (638)       (900)         --
       Depreciation and amortization....................................    2,349       1,435       1,050
       Accretion of senior term loan....................................       --         303         485
       Purchase credit for preferred stock redemptions..................   (1,587)     (1,857)     (1,540)
       Allowance for doubtful accounts and sales return allowances......      311         (22)        261
       Changes in operating assets and liabilities:
          Accounts receivable...........................................    3,559      (1,540)     (3,647)
          Inventory.....................................................    3,967      (6,509)     (3,681)
          Prepaid expenses and other current assets.....................      435         207         (53)
          Accounts payable and other current liabilities................   (2,467)      3,474       1,717
                                                                          -------     -------     -------
            Net cash provided by (used in) operating activities.........    9,069         157      (4,580)
                                                                          -------     -------     -------
Cash flows used in investing activities for the purchases of property
  and equipment.........................................................   (1,427)     (2,067)     (1,037)
                                                                          -------     -------     -------
Cash flows from financing activities:
  Proceeds from issuance of common stock................................      368      34,312          19
  Borrowings under (repayments of) notes payable........................        9      (7,922)      4,217
  Repayment of capital lease financing..................................     (386)       (224)       (121)
  Repayment of long-term debt...........................................       --      (3,000)         --
                                                                          -------     -------     -------
          Net cash provided by (used in) financing activities...........       (9)     23,166       4,115
Effect of exchange rates on cash and cash equivalents...................     (593)       (324)        391
                                                                          -------     -------     -------
Net increase (decrease) in cash and cash equivalents....................    7,040      20,932      (1,111)
Cash and cash equivalents at beginning of year..........................   23,283       2,351       3,462
                                                                          -------     -------     -------
Cash and cash equivalents at end of year................................  $30,323     $23,283     $ 2,351
                                                                          =======     =======     =======
Supplemental disclosures of cash paid during the year:
  Interest..............................................................  $   118     $   605     $   348
                                                                          =======     =======     =======
  Income taxes..........................................................  $ 1,727     $    45     $    90
                                                                          =======     =======     =======
Supplemental disclosure of noncash investing and financing activities:
  Accretion of Series B preferred stock.................................  $    --     $   409     $   853
                                                                          =======     =======     =======
  Transfer of demo lab equipment from inventory to fixed assets.........  $   127     $ 2,230     $    --
                                                                          =======     =======     =======

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1997, 1996, AND 1995
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Tegal Corporation (the "Company") designs, manufactures, markets, and services plasma etch systems used in the fabrication of integrated circuits.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Accounts denominated in foreign currencies are translated using the foreign currencies as the functional currencies. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange and revenues and expenses are translated using weighted average rates. Gains and losses from foreign currency translation are included as a separate component of other income (expense).

     These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from those estimates.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to fiscal 1997 financial statement presentation.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments having a maturity of three months or less on the date of purchase to be cash equivalents.

     At March 31, 1997 and 1996, all of the Company's investments are classified as cash equivalents on the balance sheet. The investment portfolio at March 31, 1997 and 1996, is comprised of money market funds. At March 31, 1997 and 1996, the fair value of the Company's investments approximated cost.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of the Company's financial instruments, including accounts receivable, approximates fair value.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of temporary cash investments, and accounts receivable. Substantially all of the Company's temporary investments are invested in money market funds. The Company's accounts receivable are derived primarily from sales to customers located in the U.S., Europe, and the Far East. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of March 31, 1997, two customers accounted for approximately 22% and 14% of the accounts receivable balance. As of March 31, 1996, two customers accounted for approximately 21% and 11% of the accounts receivable balance.

                               TEGAL CORPORATION

                         MARCH 31, 1997, 1996, AND 1995
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

INVENTORY

     Inventory is stated at the lower of cost or market, with cost being determined under the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of the estimated useful life of the improvements or the lease term.

FOREIGN EXCHANGE HEDGING

     At March 31, 1997, the Company had forward exchange contracts maturing at various dates throughout fiscal 1998 to exchange 468,000 Yen into $4,290. The Company uses hedge accounting to account for these contracts as they are a hedge against currency exposures related to firm sales commitments. The fair value of these instruments at March 31, 1997 was 532,000 Yen. The counterparties to these contracts consist of U.S. financial institutions.

     The Company enters into foreign exchange options to hedge partially net accounts receivable or payable U.S. dollar positions on the books of its subsidiaries which are subject to periodic remeasurement. Foreign exchange options permit, but do not require, the Company to exchange currencies at a future date with another party at a contracted exchange rate. The expense of the premiums paid for such options is amortized on a straight-line basis over the term of the option (generally two to three months in duration) as a foreign currency expense. Gains on the options that offset any losses on the underlying balance sheet exposures are recognized as a foreign exchange gain over the term of the options. To date, foreign currency gains on foreign exchange options have been immaterial, and the only expenses incurred have been the premium cost of the options. At March 31, 1997, the Company had no foreign exchange options outstanding.

REVENUE RECOGNITION

     Product revenue is recognized generally upon shipment, except in Japan where revenue is generally recognized upon delivery. A provision for installation costs and estimated future warranty costs is recorded at the time revenue is recognized. Service revenue is recognized on a monthly basis as billed, unless services are paid for in advance according to service contracts, in which case revenue is deferred and recognized over the service period using the straight-line method.

NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares for the year ended March 31, 1997 consist of stock options using the treasury stock method except when antidilutive. Common equivalent shares for the years ended March 31, 1996 and 1995 consist of common stock issuable upon the conversion of the Company's mandatorily redeemable convertible preferred stock using the as if converted method and stock options and warrants using the treasury stock method, except when antidilutive. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalent shares relating to stock options and warrants using the treasury stock method, and the mandatorily redeemable convertible preferred stock using the as if converted method, issued subsequent to September 30, 1994 through the initial public offering date (October 18, 1995), are included in the computation of net income per share for the years ended March 31, 1996 and 1995 as if they were outstanding for the entire period.

                               TEGAL CORPORATION

                         MARCH 31, 1997, 1996, AND 1995
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company's policy is to grant options with an exercise price equal to the closing market price of the Company's stock on the grant date. Accordingly, no compensation cost for stock option grants has been recognized in the Company's statements of operations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" (see Note 7).

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per share." This statement is effective for the Company's fiscal year ending March 31, 1998. The Statement redefines earnings per share under generally accepted accounting principals. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement earnings per share would have been:

                                                                 YEAR ENDED MARCH 31,
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
        Basic earnings per share                              $ 0.31    $ 1.19    $ 1.55
        Diluted earnings per share                            $ 0.29    $ 0.63    $ 0.11

NOTE 2. BALANCE SHEET AND INCOME STATEMENT DETAIL

     Inventory consisted of:

                                                                        MARCH 31,
                                                                   -------------------
                                                                    1997        1996
                                                                   -------     -------
        Raw materials                                              $ 3,988     $ 4,036
        Work in process                                              2,126       3,173
        Finished goods and spares                                    7,040       9,738
                                                                   -------     -------
                                                                   $13,154     $16,947
                                                                   =======     =======

     Property and equipment consisted of:

                                                                        MARCH 31,
                                                                   -------------------
                                                                    1997        1996
                                                                   -------     -------
        Machinery and equipment                                    $ 7,090     $ 6,670
        Demo lab equipment                                           2,542       2,230
        Leasehold improvements                                       2,452       2,279
                                                                   -------     -------
                                                                    12,084      11,179
        Less accumulated depreciation and amortization              (6,786)     (5,152)
                                                                   -------     -------
                                                                   $ 5,298     $ 6,027
                                                                   =======     =======

     Machinery and equipment at March 31, 1997 and 1996 includes approximately $1,370 and $1,006, respectively of assets under leases that have been capitalized. Accumulated depreciation for such equipment approximated $700 and $315, respectively.

                               TEGAL CORPORATION

                         MARCH 31, 1997, 1996, AND 1995
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     A summary of accrued expenses and other current liabilities follows:

                                                                        MARCH 31,
                                                                   -------------------
                                                                    1997        1996
                                                                   -------     -------
        Accrued compensation costs...............................  $ 1,554     $ 1,532
        Income taxes payable.....................................    1,221         944
        Product warranty.........................................    2,251       2,586
        Motorola credit liability................................       --       1,587
        Other....................................................    3,961       5,098
                                                                   -------     -------
                                                                   $ 8,987     $11,747
                                                                   =======     =======

     Other income (expenses), net, consisted of the following:

                                                               YEAR ENDED MARCH 31,
                                                            --------------------------
                                                             1997      1996      1995
                                                            ------     -----     -----
        Interest income...................................  $1,250     $ 526     $  72
        Interest expense..................................    (118)     (870)     (802)
        Foreign currency exchange gain (loss), net........    (186)     (383)       92
        Other.............................................      54       341       211
                                                            ------     -----     -----
                                                            $1,000     $(386)    $(427)
                                                            ======     =====     =====

NOTE 3. NOTES PAYABLE TO BANKS AND OTHERS

     The Company has two lines of credit totaling $13,000 with a U.S. bank. Both lines bear interest at prime (8.25 percent as of March 31, 1997), are secured by a blanket security in all of the Company's assets, and are available until August 15, 1997. No amount was outstanding on either of these two lines of credit at March 31, 1997 and 1996. The lines of credit restrict the declaration and payment of cash dividends and include, among other terms and conditions, requirements that the Company maintain certain financial ratios and covenants. The Company was in compliance with such covenants as of March 31, 1997 and 1996.

     The Company's Japanese subsidiary has two lines of credit available for 300,000 Yen each (approximately $4,839 at exchange rates prevailing as of March 31, 1997), bearing interest at 0.125 percent, in excess of Japanese prime (1.625 percent as of March 31, 1997). Both lines of credit are available until November 1997, and are secured by Japanese customer promissory notes provided in advance of payment. Outstanding balances on these lines in U.S. dollars as of March 31, 1997 and 1996, were $252 and $243, respectively.

NOTE 4. INCOME TAXES

     The components of income before income taxes are as follows:

                                                               YEAR ENDED MARCH 31,
                                                           ----------------------------
                                                            1997       1996       1995
                                                           ------     ------     ------
          Domestic.....................................    $3,400     $4,173     $1,392
          Foreign......................................       780      2,013       (443)
                                                           ------     ------     ------
                                                           $4,180     $6,186     $  949
                                                           ======     ======     ======

                               TEGAL CORPORATION

                         MARCH 31, 1997, 1996, AND 1995
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     The components of the provision for income taxes are as follows:

                                                               YEAR ENDED MARCH 31,
                                                           ----------------------------
                                                            1997       1996       1995
                                                           ------     ------     ------
          Current:
            U.S. federal...............................    $1,143     $1,100     $    9
            State and local............................       432        200          7
            Foreign....................................       103        220        105
                                                           ------     ------     ------
                                                            1,678      1,520        121
                                                           ------     ------     ------
          Deferred:
            U.S. federal...............................      (589)      (900)        --
            State and local............................       (49)        --         --
                                                           ------     ------     ------
                                                             (638)      (900)        --
                                                           ------     ------     ------
            Total......................................    $1,040     $  620     $  121
                                                           ======     ======     ======

     The income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

                                                               YEAR ENDED MARCH 31,
                                                           ----------------------------
                                                            1997       1996       1995
                                                           ------     ------     ------
          Income tax provision at U.S. statutory
            rate.......................................    $1,424     $2,103     $  323
          State taxes net of federal benefit...........       254        132         --
          Foreign losses not utilized..................        --         --         32
          Reversal of deferred tax assets previously
            reserved...................................      (178)        --         --
          Reduction in valuation allowance.............      (460)    (1,700)      (250)
          Other........................................        --         85         16
                                                           ------     ------     ------
            Income tax expense.........................    $1,040     $  620     $  121
                                                           ======     ======     ======

     The components of deferred taxes are as follows:

                                                                        MARCH 31,
                                                                   -------------------
                                                                    1997        1996
                                                                   -------     -------
        Revenue recognized for tax and deferred for book.........  $   556     $ 1,078
        Non-deductible accruals and reserves.....................    2,910       2,739
        Foreign net operating loss carryforward..................    1,601       1,612
        Uniform cap adjustment...................................      330         120
        Other....................................................       83         113
                                                                   -------     -------
                                                                     5,480       5,662
        Valuation allowance......................................   (4,302)     (4,762)
                                                                   -------     -------
                  Net deferred tax asset.........................  $ 1,178     $   900
                                                                   =======     =======

     The Company has recorded net deferred tax assets of approximately $1,178 and $900 at March 31, 1997 and 1996, respectively. Management's evaluation of the recoverability of the Company's deferred tax is based upon the Company's ability to carry back temporary differences for future tax deductions against previously taxed income.

                               TEGAL CORPORATION

                         MARCH 31, 1997, 1996, AND 1995
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     At March 31, 1997, the Company has operating loss carryforwards in foreign jurisdictions amounting to approximately $4,000, which begin to expire on March 31, 1998.

NOTE 5. LEASE COMMITMENTS

     The Company has several noncancelable operating leases and capital leases, primarily for general office, production, and warehouse facilities, that expire over the next five years. Future minimum lease payments under these leases are as follows:

                                                                   YEAR ENDED MARCH 31,
                                                             ---------------------------------
                                                             CAPITAL LEASES   OPERATING LEASES
                                                             --------------   ----------------
        1998...............................................      $  401            $1,700
        1999...............................................         236             1,632
        2000...............................................          58             1,564
        2001...............................................          32             1,446
        2002...............................................           3                 7
                                                                  -----            ------
        Total minimum lease payments.......................      $  730            $6,349
                                                                                   ======
        Less amount representing interest..................         (77)
                                                                  -----
                                                                 $  653
                                                                  =====

     The above schedule of minimum payments excludes minimum annual sublease rentals payable to the Company totaling $145 through January 31, 1998, under operating subleases. In addition, most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases was $2,406, $2,613, and $2,441 during the years ended March 31, 1997, 1996, and 1995, respectively.

NOTE 6. PREFERRED STOCK

     On October 24, 1995, the Company closed an initial public offering ("IPO") of its common stock. Under the terms of the IPO, all of the then outstanding Series A, C, and D mandatorily redeemable preferred stock was converted into 5,876,079 shares of common stock. In addition, in accordance with a Conversion Agreement between the Company and Motorola dated August 31, 1994, as amended August 8, 1995, all of the then outstanding Series B redeemable preferred stock was converted into an obligation to Motorola in the form of a credit liability (payable in cash and through the issuance of purchase credits on sales of products or services to Motorola).

NOTE 7. EMPLOYEE BENEFIT PLANS

  Equity Incentive Plan

     Pursuant to the Amended and Restated Equity Incentive Plan ("Equity Incentive Plan"), options and stock purchase rights to purchase 3,500,000 shares of common stock may be granted to management and consultants. The exercise price of options and the purchase price of stock purchase rights generally is the fair value of the Company's common stock on the date of grant. At the date of issuance of the stock options, all options are exercisable; however the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment or consulting agreement at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. Incentive stock options are exercisable for up to 10 years from the grant date of the option. Nonqualified stock options are execisable for up to 15 years from the grant date of the option.

                               TEGAL CORPORATION

                         MARCH 31, 1997, 1996, AND 1995
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

  1990 Stock Option Plan

     Pursuant to the terms of the Company's 1990 Stock Option Plan ("Option Plan"), options and stock purchase rights to purchase 550,000 shares of common stock may be granted to employees of the Company or its affiliates. Incentive stock options are exercisable for a period of up to 10 years from the date of grant of the option and nonqualified stock options are exercisable for a period of up to 10 years and 2 days from the date of grant of the option. At the date of issuance of the stock options, all options are exercisable, however, the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time.

  Directors Stock Option Plan

     Pursuant to the terms of the Directors Plan, up to 300,000 shares of common stock may be granted to Directors. Under the Directors Plan each Outside Director who was a member of the Board at the date of the IPO received 30,000 shares of which 10,000 shares vested immediately and the right to purchase the remaining 20,000 shares vesting over the next three years in equal annual installments on the anniversary of such effective date. Any shares granted subsequent to the date of the "IPO" will vest annually over four years, contingent upon continued service as a director.

     The following table summarizes the Company's stock option activity for the three plans described above and weighted average exercise price within each transaction type for each of the years ended March 31, 1997, 1996, and 1995 (number of shares in thousands):

                                                 1997                 1996                  1995
                                           ----------------     -----------------     ----------------
                                           SHARES     PRICE     SHARES     PRICE      SHARES     PRICE
                                           ------     -----     ------     ------     ------     -----
Options outstanding at beginning of
  year...................................  1,163      $4.90       996      $ 0.40       997      $0.40
Options canceled.........................   (183)      9.52       (65)       0.27       (28)      0.43
Options granted..........................    595       5.50       590       10.25        34       0.53
Options exercised........................   (162)      0.33      (358)       0.36        (7)      0.27
                                           -----      -----     -----      ------       ---      -----
Options outstanding March 31.............  1,413      $4.36     1,163      $ 4.90       996      $0.40
                                           =====      =====     =====      ======       ===      =====

     At March 31, 1997, the repurchase right associated with 512,135 of the options outstanding had elapsed. Additionally, the Company had the right to repurchase 152,255 shares related to options which were exercised.

     Significant option groups outstanding at March 31, 1997, and related weighted average exercise price of options granted for which the Company no longer has the right to repurchase and contractual life information are as follows (share information in thousands):

                                           OPTIONS NO
                                         LONGER SUBJECT
                          SHARES         TO REPURCHASE
                       OUTSTANDING           RIGHTS
  EXERCISE PRICE      --------------     --------------      REMAINING
      RANGE            #      PRICE       #      PRICE      LIFE (YEARS)
------------------    ---     ------     ---     ------     ------------
   $.24 - $.53        446     $  .45     378     $  .44          4.72
  $4.75 - $5.50       644       5.25      30       5.23         10.18
      $6.25            55       6.25      23       6.25         10.16
  $6.88 - $8.00       196       7.04      46       6.89          8.84
      $12.00           72     $12.00      35     $12.00          9.13

                               TEGAL CORPORATION

                         MARCH 31, 1997, 1996, AND 1995
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     As described in Note 1, the Company has adopted the disclosure provisions as required by SFAS 123. Accordingly, no compensation cost has been recognized in the Company's statements of operations as all options were granted at an exercise price equal to the market value of the Company's common stock at the date of grant.

     As required by SFAS 123 for pro forma disclosure purposes only, the Company has calculated the estimated grant date fair value using the Black-Scholes Model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards:

                                                             1997            1996
                                                            -------         -------
            Expected life (years).........................  4 years         4 years
            Risk-free interest rate.......................    6.07%           5.97%
            Volatility....................................      60%             60%
            Dividend yield................................       0%              0%

     The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted during 1997 and 1996 was $3.67 and $4.90 per option, respectively. The estimated fair value, as defined by SFAS 123, attributable to options canceled and reissued during 1997 was $1.53 per option. In addition, included in pro forma net income for fiscal year 1997 is an adjustment of $104 related to the cancellation of vested options not exercised due to employee terminations. There is no such adjustment in fiscal year 1996.

  Stock Purchase Plan

     Since 1996, the Company has offered an Employee Qualified Stock Purchase Plan ("Employee Plan") under which rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at the beginning of a twelve month offering period or at the end of that twelve month period. For 1997 forward, the offering period has been reduced from twelve months to six months. Under the Employee Plan, the Company is authorized to grant options to purchase up to 250,000 shares of common stock. 53,633 common shares were purchased under the Employee Plan in fiscal 1997 at a price of $4.46. No shares were purchased in fiscal 1996. Shares available for future purchase under the Employee Plan were 196,367 at March 31, 1997.

     Compensation cost (included in pro forma net income and net income per share amounts only) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the Employee Plan was calculated using the Black-Scholes model. Included in the pro forma net income for fiscal year 1996 is compensation expense related to purchase rights granted during the period December 15, 1995 through March 31, 1996. Fiscal year 1997 reflects purchase rights earned for the full fiscal year. The weighted average estimated grant date fair value per share for rights granted under the Plan, as defined by SFAS 123, for stock purchased under the Employee Stock Purchase Plan during 1997, was $3.69.

                               TEGAL CORPORATION

                         MARCH 31, 1997, 1996, AND 1995
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

  Pro Forma Net Income and Net Income Per Share

     Had the Company recorded compensation costs based on the estimated grant date fair value (as defined by SFAS 123) for awards granted under its stock option plans and stock purchase plan, the Company's net income and earnings per share would have been reduced to the pro forma amounts below for the years ended March 31, 1997 and 1996:

                                                              1997           1996
                                                             ------         ------
            Pro forma net income...........................  $1,865         $5,155
            Pro forma net income per share.................   $0.18          $0.58

     The pro forma effect on net income and net income per share takes into consideration pro forma compensation related only to grants made after December 15, 1995. Consequently, the pro forma effect on net income and net income per share for 1997 and 1996 is not necessarily representative of the pro forma effect on net income in future years.

  Savings and Investment Plan

     The Company has established a defined contribution plan that covers substantially all U.S. employees who are regularly scheduled to work 20 or more hours per week. Employee contributions of up to 4% of each covered employee's compensation will be matched by the Company based upon a percentage to be determined annually by the Board of Directors. Employees may contribute up to 15% of their compensation, not to exceed a prescribed maximum amount. The Company made contributions to the plan of $28, $27, and $21 in the years ended March 31, 1997, 1996, and 1995, respectively.

NOTE 8. SHAREHOLDER RIGHTS PLAN

     On June 11, 1996, the Board of Directors ("Board") adopted a Preferred Shares Rights Agreement ("Agreement") and pursuant to the Agreement authorized and declared a dividend of one preferred share purchase right ("Right") for each common share outstanding of the Company at the close of business on July 1, 1996. The Rights are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquiror to take over the Company, in a manner or under terms not approved by the Board. Each Right becomes exercisable to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $45.00 upon certain circumstances associated with an unsolicited takeover attempt and expires on June 11, 2006. The Company may redeem the Rights at a price of $0.01 per Right.

NOTE 9. CUSTOMERS AND FOREIGN OPERATIONS

     The Company's sales are primarily to domestic and international semiconductor manufacturers. The top five customers accounted for approximately 46%, 42%, and 42% of the Company's total net sales for the years ended March 31, 1997, 1996, and 1995, respectively. Two customers accounted for approximately 17% and 10%, respectively, of net sales for the year ended March 31, 1997, two customers accounted for approximately 14% and 13%, respectively, of net sales for the year ended March 31, 1996, and two customers accounted for 15% and 14%, respectively, of the Company's net sales for the year ended March 31, 1995.

                               TEGAL CORPORATION

                         MARCH 31, 1997, 1996, AND 1995
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     The Company's operations by geographical region were as follows:

                                                            YEAR ENDED MARCH 31,
                                                      ---------------------------------
                                                        1997         1996        1995
                                                      --------     --------     -------
        Revenues:
          Sales to unaffiliated customers:
             United States:
               Customers in United States...........  $ 17,795     $ 22,816     $16,644
               Customers in Asia....................    18,640       10,928      10,070
             Europe.................................    10,061       13,769      13,465
             Japan..................................    10,927       14,533       4,466
                                                      --------     --------     -------
                  Total external sales..............  $ 57,423     $ 62,046     $44,645
                                                      ========     ========     =======
        Intercompany sales among geographic areas:
             From United States.....................  $ 10,052     $ 19,401     $ 8,474
             From Europe............................       684          562         739
             Consolidation eliminations.............   (10,736)     (19,963)     (9,213)
                                                      --------     --------     -------
                  Net intercompany sales............  $     --     $     --     $    --
                                                      ========     ========     =======

     Intercompany sales among the Company's geographic areas are recorded on the basis of intercompany prices established by the Company.

                                                            YEAR ENDED MARCH 31,
                                                      ---------------------------------
                                                        1997         1996        1995
                                                      --------     --------     -------
        Operating income (loss):
          United States.............................  $  2,378     $  4,465     $ 2,502
          Europe....................................       115          594        (158)
          Japan.....................................       687        1,513        (968)
                                                      --------     --------      ------
             Operating income.......................  $  3,180     $  6,572     $ 1,376
                                                      ========     ========      ======

                                                            MARCH 31,
                                                      ---------------------
                                                        1997         1996
                                                      --------     --------
        Identifiable assets at year-end:
          United States.............................  $ 62,494     $ 68,108
          Europe....................................     8,345       11,842
          Japan.....................................     4,215        9,684
          Consolidation eliminations................   (11,530)     (24,962)
                                                      --------     --------
        Total identifiable assets...................  $ 63,524     $ 64,672
                                                      ========     ========

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Tegal Corporation

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 28 present fairly, in all material respects, the financial position of Tegal Corporation and its subsidiaries at March 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The consolidated financial statements of Tegal Corporation for the years ended March 31, 1996 and March 31, 1995, included herein, were audited by other independent accountants whose report dated April 23, 1996 expresses an unqualified opinion on those statements.

Price Waterhouse LLP
San Jose, California
April 23, 1997

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Tegal Corporation:

     We have audited the accompanying consolidated balance sheet of Tegal Corporation and subsidiaries as of March 31, 1996, and related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tegal Corporation and subsidiaries as of March 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 1996, in conformity with generally accepted accounting principles.

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

Dated: June 24, 1997

                                          TEGAL CORPORATION

                                          By: /s/    ROBERT V. HERY
                                            ------------------------------------
                                                       Robert V. Hery
                                                Chairman, President & Chief
                                                      Executive Officer

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

              SIGNATURE                                TITLE                         DATE
-------------------------------------  -------------------------------------    --------------


         /s/ ROBERT V. HERY            Chairman, President, Chief Executive     June 24, 1997
-------------------------------------  Officer and Director
           Robert V. Hery              (Principal Executive Officer)

          /s/ DAVID CURTIS             Chief Financial Officer                  June 24, 1997
-------------------------------------  (Principal Financial Officer)
            David Curtis

        /s/ WILLIAM F. O'SHEA          Corporate Controller                     June 24, 1997
-------------------------------------  (Principal Accounting Officer)
          William F. O'Shea

           /s/ FRED NAZEM              Director                                 June 24, 1997
-------------------------------------
             Fred Nazem

         /s/ JEFFREY KRAUSS            Director                                 June 24, 1997
-------------------------------------
           Jeffrey Krauss

         /s/ THOMAS R. MIKA            Director                                 June 24, 1997
-------------------------------------
           Thomas R. Mika

        /s/ EDWARD A. DOHRING          Director                                 June 24, 1997
-------------------------------------
          Edward A. Dohring

                                                                     SCHEDULE II

                               TEGAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED MARCH 31, 1995, 1996, 1997
                                 (IN THOUSANDS)

                                          BALANCE AT     CHARGED TO     CHARGED                     BALANCE
                                          BEGINNING      COSTS AND      TO OTHER                    AT END
              DESCRIPTION                  OF YEAR        EXPENSES      ACCOUNTS     DEDUCTIONS     OF YEAR
----------------------------------------  ----------     ----------     --------     ----------     -------
Year ended March 31, 1995:
  Product warranty......................    $1,786         $2,608        $ (239)      $ (3,000)     $ 1,155
  Doubtful accounts.....................        15            253            --             (7)         261
  Sales returns and allowances..........       177             --           389           (381)         185
  Cash discounts........................        22             84            --            (77)          29
Year ended March 31, 1996:
  Product warranty......................     1,155          3,634            (4)        (2,199)       2,586
  Doubtful accounts.....................       261            262           (94)           (68)         361
  Sales returns and allowances..........       185            298          (171)          (229)          83
  Cash discounts........................        29             87           (78)           (29)           9
Year ended March 31, 1997:
  Product warranty......................     2,586          4,406          (118)        (4,623)       2,251
  Doubtful accounts.....................       361             13            --            (54)         320
  Sales returns and allowances..........        83            592            (1)          (230)         444
  Cash discounts........................         9             51            --            (19)          41

                  INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE

The Board of Directors
Tegal Corporation:

     Our audit of the consolidated financial statements for the year ended March 31, 1997 referred to in our report dated April 23, 1997, appearing on page 44 in the 1997 Annual Report on Form 10-K also included an audit of the Financial Statement Schedule for the year ended March 31, 1997 listed in Item 14 (a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ Price Waterhouse LLP
                                          PRICE WATERHOUSE LLP

San Jose, California
April 23, 1997

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors
Tegal Corporation:

     Under date of April 23, 1996, we reported on the consolidated balance sheet of Tegal Corporation and subsidiaries as of March 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 1996. These consolidated financial statements and our report thereon are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index in Item 14, as of and for each of the years in the two-year period ended March 31, 1996. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, the consolidated financial statement schedule, referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            /s/ KPMG Peat Marwick LLP
                                            KPMG PEAT MARWICK LLP

Palo Alto, California
April 23, 1996

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                   DESCRIPTION OF EXHIBIT
------     ----------------------------------------------------------------------------------
10.17      Lease Amendment dated March 10, 1997 between Registrant and South McDowell
           Investments
11         Statement Regarding Computation of Net Income Per Share
23.1       Consent of Independent Accountants
23.2       Consent of Independent Auditors
24.1       Powers of Attorney (included on page 46)
27         Financial Data Schedule