Form 10-Q
period 1997-06-30
TEGAL CORP /DE/
filed 1997-07-29
CIK 931059

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1997

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

                                Yes [X]  No [ ]

     As of July 15, 1997, there were 10,309,892 shares of the registrant's Common Stock outstanding.

================================================================================

                       TEGAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                           PAGE
                                                                                           ----
                                PART I.  FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Condensed Consolidated Statements of Operations -- for the three months ended
          June 30, 1997 and 1996.........................................................    2
          Condensed Consolidated Balance Sheets, as of June 30, 1997 and March 31,
          1997...........................................................................    3
          Condensed Consolidated Statements of Cash Flows -- for the three months ended
          June 30, 1997 and 1996.........................................................    4
          Notes to Condensed Consolidated Financial Statements...........................    5
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................................    7
                                  PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS..............................................................   10
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...............................................   10
          SIGNATURES.....................................................................   11

                         PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
Revenue..................................................................  $ 9,086     $18,251
Cost of sales............................................................    5,062       9,900
                                                                           -------     -------
  Gross profit...........................................................    4,024       8,351
Operating expenses:
  Research and development...............................................    2,799       2,629
  Sales and marketing....................................................    1,423       1,766
  General and administrative.............................................    1,414       1,840
                                                                           -------     -------
          Total operating expenses.......................................    5,636       6,235
                                                                           -------     -------
          Operating income (loss)........................................   (1,612)      2,116
Other income (expense), net..............................................      394         210
                                                                           -------     -------
Income (loss) before income taxes........................................   (1,218)      2,326
Provision for income taxes...............................................       --         581
                                                                           -------     -------
Net income (loss)........................................................  $(1,218)    $ 1,745
                                                                           =======     =======
Net income (loss) per common share.......................................  $ (0.12)    $  0.16
                                                                           =======     =======
Shares used in per share computation.....................................   10,281      10,677
                                                                           =======     =======

                             See accompanying notes

                       TEGAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            JUNE        MARCH
                                                                             30,         31,
                                                                            1997        1997
                                                                           -------     -------
                                            ASSETS
Current assets:
  Cash and cash equivalents..............................................  $28,582     $30,323
  Receivables, net.......................................................   10,199      12,322
  Inventories............................................................   14,329      13,154
  Prepaid expenses and other current assets..............................    2,529       2,274
                                                                           -------     -------
          Total current assets...........................................   55,639      58,073
Property and equipment, net..............................................    5,821       5,298
Other assets, net........................................................      415         153
                                                                           -------     -------
                                                                           $61,875     $63,524
                                                                           =======     =======
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable..........................................................  $ 2,507     $   252
  Accounts payable.......................................................    2,659       3,442
  Accrued expenses and other current liabilities.........................    6,716       8,987
                                                                           -------     -------
          Total current liabilities......................................   11,882      12,681
Long-term portion of capital lease obligation............................      310         301
                                                                           -------     -------
          Total liabilities..............................................   12,192      12,982
                                                                           -------     -------
Stockholders' Equity:
  Common stock...........................................................      103         103
  Additional paid-in capital.............................................   54,938      54,821
  Cumulative translation adjustment......................................      265          23
  Accumulated deficit....................................................   (5,623)     (4,405)
                                                                           -------     -------
          Total stockholders' equity.....................................   49,683      50,542
                                                                           -------     -------
                                                                           $61,875     $63,524
                                                                           =======     =======

                             See accompanying notes

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
Cash flows from operating activities:
  Net income (loss)......................................................  $(1,218)    $ 1,745
  Adjustments to reconcile net income (loss) to cash provided by (used
     in) operating activities:
       Depreciation and amortization.....................................      652         560
       Purchase credit redemptions.......................................       --        (393)
       Changes in operating assets and liabilities:......................   (3,245)     (6,536)
                                                                           -------     -------
          Net cash used in operating activities..........................   (3,811)     (4,624)
                                                                           -------     -------
Cash flows used in investing activities -- purchases of property and
  equipment..............................................................     (449)       (903)
                                                                           -------     -------
Cash flows from financing activities:
  Proceeds from issuance of common stock.................................      117           5
  Borrowings under notes payable.........................................    2,255       2,675
  Repayment of capital lease financing...................................      (95)        (75)
                                                                           -------     -------
          Net cash provided by financing activities......................    2,277       2,605
                                                                           -------     -------
Effect of exchange rates on cash and cash equivalents....................      242        (106)
                                                                           -------     -------
Net decrease in cash and cash equivalents................................   (1,741)     (3,028)
Cash and cash equivalents at beginning of period.........................   30,323      23,283
                                                                           -------     -------
Cash and cash equivalents at end of period...............................  $28,582     $20,255
                                                                           =======     =======

                             See accompanying notes

                       TEGAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1. BASIS OF PRESENTATION:

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 1997 audited consolidated financial statements and include all adjustments consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulation of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report on Form 10-K of Tegal Corporation ("the Company") for the year ended March 31, 1997. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year.

2. INVENTORIES:

     Inventories consisted of (in thousands):

                                                                      JUNE 30,      MARCH 31,
                                                                        1997           1996
                                                                      ---------     ----------
    Raw Materials...................................................   $  2,481      $  3,988
    Work in Progress................................................      6,120         2,126
    Finished Goods and Spares.......................................      5,728         7,040
                                                                        -------       -------
                                                                       $ 14,329      $ 13,154
                                                                        =======       =======

3. NET INCOME (LOSS) PER COMMON SHARE:

     Net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period using the treasury stock method. Net income per share includes common equivalent shares from options and warrants outstanding using the treasury stock method except if their effect is anti-dilutive.

4. INCOME TAX EXPENSE:

     Income taxes as a percentage of income before income taxes was 25.0% for the three months ended June 30, 1996. The effective tax rate for the period ended June 30, 1996, was substantially below the federal statutory rate due to utilization of tax loss carryforwards and reductions in the valuation allowance. No provision for federal or state income tax has been recorded for the period ended June 30, 1997, as the Company has recorded a net loss before taxes. The Company did not recognize a benefit for this net loss before taxes in the quarter ended June 30, 1997, because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude is uncertain.

                       TEGAL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

5. RECENT ACCOUNTING PRONOUNCEMENTS:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per share." This statement is effective for the Company's fiscal year ending March 31, 1998. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement earnings per share would have been:

                                                                THREE MONTHS
                                                                    ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               1997       1996
                                                              -------    ------
                Basic earnings per share....................  $(0.12)     $0.17
                Diluted earnings per share..................       --     $0.16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information contained herein contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for the Company's products, the Company's quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, current soft demand for semiconductor manufacturing equipment, particularly for equipment procured for capacity additions such as the Company's non-critical etch systems, the cyclicality of the semiconductor industry, dependence on recently introduced systems for the critical etch markets, impediments to customer acceptance, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in the Company's SEC reports. For further information, refer to the business description and additional risk factors sections included in the Company's Form 10-K for the year ended March 31, 1997, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     Tegal Corporation designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits, read-write heads for the disk drive industry, printer heads and small flat panel displays.

     The following table sets forth certain financial items as a percentage of revenue for the three month periods ended June 30, 1997 and 1996:

                                                                    THREE MONTHS
                                                                        ENDED
                                                                      JUNE 30,
                                                                   ---------------
                                                                   1997      1996
                                                                   -----     -----
            Revenue..............................................  100.0%    100.0%
            Cost of sales........................................   55.7      54.2
                                                                   -----     -----
              Gross profit.......................................   44.3      45.8
                                                                   -----     -----
            Operating expenses:
              Research and development...........................   30.8      14.4
              Sales and marketing................................   15.7       9.7
              General and administrative.........................   15.6      10.1
                                                                   -----     -----
                 Total operating expenses........................   62.0      34.2
                                                                   -----     -----
                 Operating income................................  (17.7)     11.6
            Other income (expense), net..........................    4.3       1.2
                                                                   -----     -----
                 Income before income taxes......................  (13.4)     12.8
            Provision for income taxes...........................    0.0       3.2
                                                                   -----     -----
                 Net income (loss)...............................  (13.4)%     9.6%
                                                                   =====     =====

     Revenue. Revenue for the three months ended June 30, 1997 was $9.1 million, down 50% over the comparable period in 1996. This decrease was due to reduced unit sales of the Company's non-critical etch systems whose sales are principally driven by customer decisions to expand production capacity and a delay in finalizing an order for a critical etch system from a Korean customer. The order from the Korean customer was finalized and the system is expected to ship in the second quarter.

     Revenue from spare parts and service sales was $4.6 million for the three month period ended June 30, 1997, down from $5.8 million for the three month period ended June 30, 1996, which the Company believes is a result of customers depleting their inventory levels of spare parts during the industry slowdown.

     International sales as a percentage of the Company's revenue was approximately 58.7% and 80.7% for the three months ended June 30, 1997 and 1996, respectively. The Company believes that international sales will continue to represent a significant portion of its revenue.

     Gross profit. Gross profit as a percentage of revenue (gross margin) was 44.3% and 45.8% for the three months ended June 30, 1997 and 1996, respectively. The decline in gross margin for the three months ended June 30, 1997, resulted primarily from a reduced revenue base in systems spare parts and service sales and a shift in the product mix to systems with a lower contribution margin available to offset primarily fixed overhead costs.

     Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with the Company's ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $2.8 million and $2.6 million for the three months ended June 30, 1997 and 1996, respectively, representing 30.8% and 14.4% of revenue, respectively. The increase in research and development spending in absolute dollars in the period ended June 30, 1997, compared to the comparable period in the prior year was attributable to increased spending on demonstration lab and prototype material.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $1.4 million and $1.8 million for the three months ended June 30, 1997 and 1996, respectively, representing 15.7% and 9.7% of revenue, respectively. The decline in sales and marketing expense in absolute dollars for the three months ended June 30, 1997 compared to the comparable period in the prior year was due principally to reduced spending on sales commissions on a lower revenue base.

     General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1.4 million and $1.8 million for the three months ended June 30, 1997 and 1996, representing 15.6% and 10.1% of revenue, respectively. Included in general and administrative expenses for the three month period ended June 30, 1996, was approximately $0.3 million non-recurring expense associated with completing an upgrade to the Company's business system begun in late fiscal 1996.

     Other income (expenses), net. Other income (expense), net consists of interest income on the unused proceeds of the Company's initial public offering ("IPO") completed in October 1995 and interest expense on bank borrowings.

     Income tax expense. Income taxes as a percentage of income before income taxes was 25.0% for the three months ended June 30, 1996. The effective tax rate for the period ended June 30, 1996, was substantially below the federal statutory rate due to utilization of tax loss carryforwards and reductions in the valuation allowance. No provision for federal or state income tax has been recorded for the period ended June 30, 1997, as the Company has recorded a net loss before taxes. The Company did not recognize a benefit for this net loss before taxes in the quarter ended June 30, 1997, because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude is uncertain.

     Net income. Net income per share was $(0.12) and $0.16 for the three months ended June 30, 1997 and 1996 respectively. The Company expects demand for its systems to remain soft for the next several quarters resulting in expected losses for each of the remaining quarters of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     For the three month periods ended June 30, 1997 and 1996, the Company has financed its operations through the use of net proceeds from its October 1995 Initial Public Offering and bank borrowings.

     Net cash used in operations was $3.8 million during the three months ended June 30, 1997, due principally to a decline in accrued expenses and accounts payable and an increase in inventories offset, in part, by a decline in accounts receivable and a net loss of $0.6 million after adjusting for depreciation. Net cash used in operations was $4.6 million during the three months ended June 30, 1996, due principally to growth in accounts receivable, tax payments made in the period and reductions in accounts payable and accrued expenses, offset, in part, by net income.

     Net capital expenditures totaled $0.4 million and $0.9 million in the three months ended June 30, 1997 and 1996, respectively. Capital expenditures in both periods were incurred principally for leasehold improvements and to acquire design tools, analytical equipment and computers.

     Net cash provided by financing activities totaled $2.3 million and $2.6 million in the three months ended June 30, 1997 and 1996, respectively. In both periods, the increase was due principally to increased borrowings under the Company's two Japanese promissory note borrowing facilities to discount customer promissory notes provided to the Company in advance of payment on receivables balances in Japan.

     As of June 30, 1997, the Company had approximately $28.6 million of cash and cash equivalents. In addition to cash and cash equivalents, the Company's other principal sources of liquidity consisted of the unused portions of several bank borrowing facilities. At June 30, 1997, the Company had an aggregate borrowing capacity of $13.0 million available under two domestic lines of credit secured by substantially all of the Company's assets. Both facilities are available until August 15, 1997. In April 1997, the Company executed commitment letters with two banks to increase its domestic borrowing facilities to a maximum of $20.0 million for one year from the execution of loan documents. The Company expects to execute those loan documents in August 1997. In addition to the foregoing facilities, as of June 30, 1997, the Company's Japanese subsidiary had available a 301 million Yen (approximately $2.6 million at exchange rates prevailing on June 30, 1997) unused portion of two Japanese bank lines of credit totaling 600 million Yen (approximately $5.2 million at exchange rates prevailing on June 30, 1997) secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable.

     The Company believes that anticipated cash flow from operations, funds available under its lines of credit and existing cash and cash equivalent balances will be sufficient to meet the Company's cash requirements for at least the next twelve months.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company. However, on June 10, 1996, Lucent Technologies Inc., a manufacturing subsidiary of AT&T Corp., filed a claim with the United States District Court for the Northern District of California alleging patent infringement by Austria Mikro Systeme International AG and AMS Austria Mikro Systeme International, Inc. ("AMS") for the sale of integrated circuits manufactured with the Company's dry plasma etch systems. On March 7, 1995, the Company executed an indemnification agreement with AMS, covering certain uses of select equipment sold to AMS. Lucent and AMS have settled the claim and AMS is now seeking indemnification from the Company. The Company believes that the claim made by AMS is without merit and that the ultimate outcome of any defense of any required indemnification obligation to AMS is unlikely to have a material adverse effect on the Company's results of operations or financial condition. No assurance can be given, however, as to the outcome of such legal proceedings or as to the effect of any such outcome on the Company's results of operations or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits                Exhibit 11 Computation of Net Income Per Share

(b) Reports on Form 8-K     There were no reports on Form 8-K filed for the period
                            which this Form 10-Q covers.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 29, 1997

                                          TEGAL CORPORATION
                                          (Registrant)

                                                   /s/ DAVID CURTIS
                                          --------------------------------------
                                                       David Curtis
                                          Chief Financial Officer, Treasurer and
                                              Secretary (Principal Financial
                                                         Officer)

                       TEGAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

  EXHIBIT
   NAME                                      DESCRIPTION                                  PAGE
-----------  ---------------------------------------------------------------------------  ----
Exhibit 11   Computation of Net Income Per Share........................................   13
Exhibit 27   Financial Data Schedule (Edgar only).......................................