Form 10-Q
period 1997-09-30
TEGAL CORP /DE/
filed 1997-10-28
CIK 931059

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
              FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997

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

                                Yes [X]  No [ ]

     As of September 30, 1997, there were 10,342,962 shares of the registrant's Common Stock outstanding.

================================================================================

                       TEGAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                         PAGE
                                                                                         ----
                               PART I -- FINANCIAL INFORMATION
 ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Condensed Consolidated Statements of Operations -- for the three and six
          months ended September 30, 1997 and 1996.....................................    2
          Condensed Consolidated Balance Sheets, as of September 30, 1997 and March 31,
          1997.........................................................................    3
          Condensed Consolidated Statements of Cash Flows -- for the six months ended
          September 30, 1997 and 1996..................................................    4
          Notes to Condensed Consolidated Financial Statements.........................    5
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 ITEM 2.  OPERATIONS...................................................................    6

                                PART II -- OTHER INFORMATION
 ITEM 4.  LEGAL PROCEEDINGS............................................................    8
 ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................    9
 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................    9
          SIGNATURES...................................................................   10

                        PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                    -------------------       -------------------
                                                     1997        1996          1997        1996
                                                    -------     -------       -------     -------
Revenue...........................................  $11,726     $12,757       $20,812     $31,008
Cost of sales.....................................    6,827       6,508        11,889      16,408
                                                    -------     -------       -------     -------
     Gross profit.................................    4,899       6,249         8,923      14,600
Operating expenses:
  Research and development........................    2,994       2,597         5,793       5,226
  Sales and marketing.............................    1,834       1,739         3,257       3,505
  General and administrative......................    1,410       1,587         2,824       3,427
                                                    -------     -------       -------     -------
          Total operating expenses................    6,238       5,923        11,874      12,158
                                                    -------     -------       -------     -------
     Operating income (loss)......................   (1,339)        326        (2,951)      2,442
Other income (expense), net.......................      243         228           637         438
                                                    -------     -------       -------     -------
Income (loss) before income taxes.................   (1,096)        554        (2,314)      2,880
Provision for income taxes........................        0         139             0         720
                                                    -------     -------       -------     -------
Net income (loss).................................  $(1,096)    $   415       $(2,314)    $ 2,160
                                                    =======     =======       =======     =======
Net income (loss) per common share................  $ (0.11)    $  0.04       $ (0.22)    $  0.20
                                                    =======     =======       =======     =======
Shares used in per share computation..............   10,331      10,647        10,306      10,662
                                                    =======     =======       =======     =======

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                   SEPTEMBER 30,     MARCH 31,
                                                                       1997            1997
                                                                   -------------     ---------
                                            ASSETS
  Current assets:
  Cash and cash equivalents......................................     $28,240         $30,323
  Receivables, net...............................................      10,239          12,322
  Inventories....................................................      13,928          13,154
  Prepaid expenses and other current assets......................       2,269           2,274
                                                                      -------         -------
          Total current assets...................................      54,676          58,073
Property and equipment, net......................................       5,721           5,298
Other assets, net................................................         330             153
                                                                      -------         -------
                                                                      $60,727         $63,524
                                                                      =======         =======

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable..................................................     $ 2,779         $   252
  Accounts payable...............................................       2,475           3,442
  Accrued expenses and other current liabilities.................       6,723           8,987
                                                                      -------         -------
          Total current liabilities..............................      11,977          12,681
Long-term portion of capital lease obligation....................         310             301
                                                                      -------         -------
          Total liabilities......................................      12,287          12,982
                                                                      -------         -------
Stockholders' equity:
  Common stock...................................................         103             103
  Additional paid-in capital.....................................      54,949          54,821
  Cumulative translation adjustment..............................         107              23
  Accumulated deficit............................................      (6,719)         (4,405)
                                                                      -------         -------
          Total stockholders' equity.............................      48,440          50,542
                                                                      -------         -------
                                                                      $60,727         $63,524
                                                                      =======         =======

                             See accompanying notes

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
Cash flows from operating activities:
  Net income (loss)......................................................  $(2,314)    $ 2,160
  Adjustments to reconcile net income (loss) to cash provided by (used
     in) operating activities:
     Depreciation and amortization.......................................    1,264       1,210
     Purchase credit redemptions.........................................       --        (974)
     Changes in operating assets and liabilities.........................   (1,742)      1,991
                                                                           -------     -------
          Net cash provided by (used in) operating activities............   (2,792)      4,387
                                                                           -------     -------
Cash flows used in investing activities -- purchases of property and
  equipment..............................................................   (1,687)     (1,220)
                                                                           -------     -------
Cash flows from financing activities:
  Proceeds from issuance of common stock.................................      128          21
  Borrowings under lines of credit.......................................    2,339       2,604
  Repayment of capital lease financing...................................     (155)       (153)
                                                                           -------     -------
          Net cash provided by financing activities......................    2,312       2,472
                                                                           -------     -------
Effect of exchange rates on cash and cash equivalents....................       84         (30)
                                                                           -------     -------
Net increase (decrease) in cash and cash equivalents.....................   (2,083)      5,609
Cash and cash equivalents at beginning of period.........................   30,323      23,283
                                                                           -------     -------
Cash and cash equivalents at end of period...............................  $28,240     $28,892
                                                                           =======     =======

                             See accompanying notes

                       TEGAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1. BASIS OF PRESENTATION:

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 1997 audited consolidated financial statements and include all adjustments consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report on Form 10-K of Tegal Corporation ("the Company") for the year ended March 31, 1997. The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year.

2. INVENTORIES:

     Inventories consisted of (in thousands):

                                                                  SEPT. 30,     MARCH 31,
                                                                    1997          1997
                                                                  ---------     ---------
        Raw Materials...........................................   $  3,188      $ 3,988
        Work in Progress........................................      2,047        2,126
        Finished Goods and Spares...............................      8,693        7,040
                                                                    -------      -------
                                                                   $ 13,928      $13,154
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

4. INCOME TAX EXPENSE:

     Income taxes as a percentage of income before income taxes was 25% for the three and six month periods ended September 30, 1996. The effective tax rate for the periods ended September 30, 1996, was substantially below the federal statutory rate due to utilization of tax loss carryforwards and reductions in the valuation allowance. No provision for federal or state income tax has been recorded for the three and six month periods ended September 30, 1997, as the Company has recorded a net loss before taxes. The Company did not recognize a benefit for this net loss before taxes in the three and six month periods ended September 30, 1997, because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude is uncertain.

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

                                                                        THREE MONTHS
                                                                           ENDED
                                                                       SEPTEMBER 30,
                                                                      ----------------
                                                                       1997      1996
                                                                      ------     -----
        Basic earnings per share....................................  $(0.11)    $0.04
        Diluted earnings per share..................................      --     $0.04

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

     The following table sets forth certain financial items as a percentage of revenue for the three and six month periods ended September 30, 1997 and 1996:

                                                               THREE MONTHS         SIX MONTHS
                                                                   ENDED               ENDED
                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                              ---------------     ---------------
                                                              1997      1996      1997      1996
                                                              -----     -----     -----     -----
Revenue.....................................................  100.0%    100.0%    100.0%    100.0%
Cost of sales...............................................   58.2      51.0      57.1      52.9
                                                              -----     -----     -----     -----
     Gross profit...........................................   41.8      49.0      42.9      47.1
                                                              -----     -----     -----     -----
Operating expenses:
  Research and development..................................   25.6      20.4      27.9      16.9
  Sales and marketing.......................................   15.6      13.6      15.6      11.3
  General and administrative................................   12.0      12.4      13.6      11.0
                                                              -----     -----     -----     -----
     Total operating expenses...............................   53.2      46.4      57.1      39.2
                                                              -----     -----     -----     -----
     Operating income.......................................  (11.4)      2.6     (14.2)      7.9
Other income (expense), net.................................    2.1       1.7       3.1       1.4
                                                              -----     -----     -----     -----
Income before income taxes..................................   (9.3)      4.3     (11.1)      9.3
Provision for income taxes..................................    0.0       1.0       0.0       2.3
                                                              =====     =====     =====     =====
          Net income (loss).................................   (9.3)%    3.3%     (11.1)%     7.0%
                                                              =====     =====     =====     =====

     Revenue. Revenue for the three and six months ended September 30, 1997 was $11.7 and $20.8 million respectively, down 8.1% and 32.8% over the comparable periods in 1996. The decrease of $1.0 million for the three month period ended September 30, 1997 was due to reduced unit sales of the Company's non-critical etch systems (sales of which are principally driven by customer decisions to expand production capacity) offset, in part, by an increase in revenue from sales of the Company's critical etch systems and increased spare parts and service sales. The decrease in revenue for the six months ended September 30, 1997 was due principally to decreased unit sales of both non-critical and critical etch systems over the comparable period in the prior year.

     Revenue from spare parts and service sales as a percentage of total revenue was approximately 41.3% and 30.3% for the three months and 45.5% and 31.2% for the six months ended September 30, 1997 and 1996 respectively.

     International sales as a percentage of the Company's revenue was approximately 76.5% and 56.2% for the three months and 68.7% and 70.6% for the six months ended September 30, 1997 and 1996, respectively. The Company believes that international sales will continue to represent a significant portion of its revenue.

     Gross profit. Gross profit as a percentage of revenue (gross margin) was 41.8% and 49.0% for the three months and 42.9% and 47.1% for the six months ended September 30, 1997 and 1996, respectively. The decline in gross margin for the three and six months ended September 30, 1997, was principally attributable to declines in the percentage of total revenue derived from the Company's non-critical etch systems that typically experience higher gross margins than the Company's critical etch systems gross margins and to lower margins in the service business due to recent investments in supporting the Company's key 6500 series customer sites.

     Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with the Company's ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $3.0 million and $2.6 million for the three months ended and $5.8 and $5.2 million for the six months ended September 30, 1997 and 1996, respectively, representing 25.6%, 20.4%, 27.9% and 16.9% of revenue, respectively. The increases in research and development spending in absolute dollars in the periods ended September 30, 1997, compared to the comparable periods in the prior year were attributable to increased spending on process engineering salaries and material in support of the Company's key 6500 series customer sites.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $1.8 million and $1.7 million for the three months and $3.3 million and $3.5 million for the six months ended September 30, 1997 and 1996, respectively, representing 15.6%, 13.6%, 15.6% and 11.3% of revenue respectively. The increase in sales and marketing expense for the three months ended September 30, 1997 compared to the comparable period in the prior year was due to increased spending on trade shows and advertising. The decrease in sales and marketing expenses in absolute dollars for the six months ended September 30, 1997 over the comparable period in the prior year was due principally to reduced sales commissions on a lower revenue base.

     General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1.4 million and $1.6 million for the three months ended and $2.8 and $3.4 million for the six months ended September 30, 1997 and 1996, representing 12.0%, 12.4%, 13.6% and 11.0% of revenue, respectively. Included in general and administrative expenses for the six month period ended September 30, 1996, was an approximately $0.3 million non-recurring expense associated with completing an upgrade to the Company's business system begun in late fiscal 1996.

     Other income (expenses), net. Other income (expenses), net primarily consists of interest income on the unused proceeds of the Company's initial public offering ("IPO") completed in October 1995 and interest expense on bank borrowings.

     Income tax expense. Income taxes as a percentage of income before income taxes was 25% for the three and six month periods ended September 30, 1996. The effective tax rate for the periods ended September 30, 1996, was substantially below the federal statutory rate due to utilization of tax loss carryforwards and reductions in the valuation allowance. No provision for federal or state income tax has been recorded for the three and six month periods ended September 30, 1997, as the Company has recorded a net loss before taxes. The Company did not recognize a benefit for this net loss before taxes in the three and six month periods ended September 30, 1997, because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

     For the six month periods ended September 30, 1997 and 1996, the Company financed its operations through cash generated from operations, use of net proceeds from the IPO and bank borrowings.

     Net cash used in operations was $2.9 million during the six months ended September 30, 1997, due principally to a net loss of $1.0 million after adjusting for depreciation, a decline in accrued expenses and accounts payable and an increase in inventories offset, in part, by a decline in accounts receivable. Net cash provided by operations was $4.2 million during the six months ended September, 1996, due principally to net income in the period, non cash depreciation expenses, a decrease in accounts receivable and an increase in other accrued liabilities, offset, in part, by a decrease in accounts payable.

     Net capital expenditures totaled $1.7 million and $1.2 million in the six months ended September 30, 1997 and 1996, respectively. Capital expenditures in both periods were incurred principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers.

     Net cash provided by financing activities totaled $2.5 million and $2.6 million in the six months ended September 30, 1997 and 1996, respectively. In both periods, the increase was due principally to increased borrowings under the Company's two Japanese promissory note borrowing facilities to discount customer promissory notes provided to the Company in advance of payment on accounts receivable balances in Japan.

     As of September 30, 1997, the Company had approximately $28.2 million of cash and cash equivalents. In addition to cash and cash equivalents, the Company's other principal sources of liquidity consisted of unused portions of several bank borrowing facilities. At September 30, 1997, the Company had an aggregate borrowing capacity of $20.0 million available under a domestic line of credit secured by substantially all of the Company's assets. The facility is available until August 15, 1998. In addition to the foregoing facility, as of September 30, 1997, the Company's Japanese subsidiary had available a 288 million Yen (approximately $2.4 million at exchange rates prevailing on September 30, 1997) unused portion of two Japanese bank lines of credit totaling 600 million Yen (approximately $5.0 million at exchange rates prevailing on September 30, 1997) secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable.

     The Company believes that anticipated cash flow from operations, funds available under its lines of credit and existing cash and cash equivalent balances will be sufficient to meet the Company's cash requirements for at least the next twelve months.

                          PART II -- OTHER INFORMATION

ITEM 4.  LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company. However, on June 10, 1996, Lucent Technologies Inc., filed a claim with the United States District Court for the Northern District of California alleging patent infringement by Austria Mikro Systeme International AG and AMS Austria Mikro Systeme International, Inc. ("AMS") for the sale of integrated circuits manufactured with the Company's dry plasma etch systems. On March 7, 1995, the Company executed an indemnification agreement with AMS, covering certain uses of select equipment sold to AMS. Lucent and AMS have settled the claim and AMS is now seeking indemnification from the Company through an arbitration proceeding. The Company believes that the claim made by AMS is without merit and that the ultimate outcome of any defense of any required indemnification obligation to AMS is unlikely to have a material adverse effect on the Company's results of operations or financial condition. No assurance can be given, however, as to the outcome of such legal proceedings or as to the effect of any such outcome on the Company's results of operations or financial condition.

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Stockholders' Meeting held on September 23, 1997, the following individuals were re-elected to the Board of Directors:

                                                             VOTES FOR     VOTES WITHHELD
                                                             ---------     --------------
        Robert V. Hery.....................................  7,027,442         27,621
        Fred Nazem.........................................  7,028,903         26,160
        Jeffrey M. Krauss..................................  7,028,335         26,728
        Thomas R. Mika.....................................  7,028,965         26,098
        Edward A. Dohring..................................  7,024,735         30,328

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
             Exhibit 11 -- Computation of Net Income (Loss) Per Share
             Exhibit 27 -- Financial Data Schedule

        (b)  Reports on Form 8-K
             There were no reports on Form 8-K filed for the period which this Form 10-Q covers.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 28, 1997
                                          TEGAL CORPORATION
                                          (Registrant)

                                          /s/ DAVID CURTIS

                                          --------------------------------------
                                          David Curtis
                                          Chief Financial Officer, Treasurer and
                                          Secretary (Principal Financial
                                          Officer)

                       TEGAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

EXHIBIT NAME                                      DESCRIPTION                               PAGE
------------         ---------------------------------------------------------------------  ----
Exhibit 11           Computation of Net Income (Loss) Per Share                              12

Exhibit 27           Financial Data Schedule                                                 13


                                                                      EXHIBIT 11

                       TEGAL CORPORATION AND SUBSIDIARIES

                        STATEMENT REGARDING COMPUTATION
                         OF NET INCOME (LOSS) PER SHARE

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                      -------------------     -------------------
                                                       1997        1996        1997        1996
                                                      -------     -------     -------     -------
Net Income (loss).................................    $(1,096)    $   415     $(2,314)    $ 2,160
                                                      =======     =======     =======     =======
Weighted average shares outstanding during the
  period..........................................     10,331      10,104      10,306      10,087
Common stock equivalents..........................         --         543          --         582
                                                      -------     -------     -------     -------
Shares used in per share computation..............     10,331      10,647      10,306      10,669
                                                      =======     =======     =======     =======
          Net income (loss) per share.............    $ (0.11)    $  0.04     $ (0.22)    $  0.20
                                                      =======     =======     =======     =======