Form 10-Q
period 1997-12-31
TEGAL CORP /DE/
filed 1998-02-17
CIK 931059

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-26824

                            ------------------------

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

                              Yes  [X]     No  [ ]

     As of December 31, 1997, there were 10,369,020 shares of the registrant's Common Stock outstanding.

================================================================================

                       TEGAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                         PAGE
                                                                                         ----
                                PART I. FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Condensed Consolidated Statements of Operations -- for the three and nine
          months ended December 31, 1997 and 1996......................................    2
          Condensed Consolidated Balance Sheets, as of December 31, 1997 and March
          31,1997......................................................................    3
          Condensed Consolidated Statements of Cash Flows -- for the nine months ended
          December 31, 1997 and 1996...................................................    4
          Notes to Condensed Consolidated Financial Statements.........................    5
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS...................................................................    7

                                 PART II. OTHER INFORMATION
ITEM 4.   LEGAL PROCEEDINGS............................................................   10
ITEM 5.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................   10
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................................   10
          SIGNATURES...................................................................   11

                        PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         DECEMBER 31,            DECEMBER 31,
                                                      -------------------     -------------------
                                                       1997        1996        1997        1996
                                                      -------     -------     -------     -------
Revenue.............................................  $12,257     $13,120     $33,069     $44,129
Cost of sales.......................................    7,671       7,750      19,560      24,159
                                                      -------     -------     -------     -------
  Gross profit......................................    4,586       5,370      13,509      19,970
Operating expenses:
  Research and development..........................    2,583       2,557       8,376       7,783
  Sales and marketing...............................    1,554       1,040       4,811       4,545
  General and administrative........................    1,862       1,271       4,686       4,698
                                                      -------     -------     -------     -------
          Total operating expenses..................    5,999       4,868      17,873      17,026
                                                      -------     -------     -------     -------
          Operating income (loss)...................   (1,413)        502      (4,364)      2,944
Other income, net...................................      224         206         861         644
                                                      -------     -------     -------     -------
Income (loss) before income taxes...................   (1,189)        708      (3,503)      3,588
Provision for income taxes..........................        0         177           0         897
                                                      -------     -------     -------     -------
Net income (loss)...................................  $(1,189)    $   531     $(3,503)    $ 2,691
                                                      =======     =======     =======     =======
Net income (loss) per common share:
  Basic.............................................  $ (0.11)    $  0.05     $ (0.34)    $  0.27
  Diluted...........................................  $ (0.11)    $  0.05     $ (0.34)    $  0.25
Shares used in per share computation:
Basic...............................................   10,362      10,113      10,325      10,095
Diluted.............................................   10,362      10,640      10,325      10,655

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       DECEMBER 31,     MARCH 31,
                                                                           1997           1997
                                                                       ------------     ---------
                                             ASSETS
Current assets:
  Cash and cash equivalents..........................................    $ 24,342        $30,323
  Receivables, net...................................................      12,080         12,322
  Inventories........................................................      13,293         13,154
  Prepaid expenses and other current assets..........................       2,121          2,274
                                                                          -------        -------
          Total current assets.......................................      51,836         58,073
Property and equipment, net..........................................       5,295          5,298
Other assets, net....................................................         351            153
                                                                          -------        -------
                                                                         $ 57,482        $63,524
                                                                          =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable......................................................    $    838        $   252
  Accounts payable...................................................       2,364          3,442
  Accrued expenses and other current liabilities.....................       7,632          8,987
                                                                          -------        -------
          Total current..............................................      10,834         12,681
Long-term portion of capital lease obligation........................         148            301
                                                                          -------        -------
          Total liabilities..........................................      10,982         12,982
                                                                          -------        -------
Stockholders' equity:
  Common Stock.......................................................         104            103
  Additional paid-in capital.........................................      54,970         54,821
  Cumulative translation adjustment..................................        (666)            23
  Accumulated deficit................................................      (7,908)        (4,405)
                                                                          -------        -------
          Total stockholders' equity.................................      46,500         50,542
                                                                          -------        -------
                                                                         $ 57,482        $63,524
                                                                          =======        =======

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
Cash flows from operating activities:
  Net income (loss)......................................................  $(3,503)    $ 2,691
  Adjustments to reconcile net income (loss) to cash provided by (used
     in) operating activities:...........................................
       Depreciation and amortization.....................................    1,842       1,817
       Purchase credit redemptions.......................................        -      (1,587)
       Changes in operating assets and liabilities.......................   (2,320)      6,108
                                                                           -------     -------
          Net cash provided by (used in) operating activities............   (3,981)      9,029
                                                                           -------     -------
Cash flows used in investing activities -- purchases of property and
  equipment..............................................................   (1,801)     (1,397)
                                                                           -------     -------
Cash flows from financing activities:
  Proceeds from issuance of common stock.................................      150          22
  Borrowings under lines of credit.......................................      586         114
  Repayment of capital lease financing...................................     (246)       (289)
                                                                           -------     -------
          Net cash provided by (used in) financing activities............      490        (153)
                                                                           -------     -------
Effect of exchange rates on cash and cash equivalents....................     (689)       (114)
                                                                           -------     -------
Net increase (decrease) in cash and cash equivalents.....................   (5,981)      7,365
Cash and cash equivalents at beginning of period.........................   30,323      23,283
                                                                           -------     -------
Cash and cash equivalents at end of period...............................  $24,342     $30,648
                                                                           =======     =======

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

 1. BASIS OF PRESENTATION:

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 1997 audited consolidated financial statements and include all adjustments consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report on Form 10-K of Tegal Corporation ("the Company") for the year ended March 31, 1997. The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of results to be expected for the entire year.

 2. INVENTORIES:

     Inventories consisted of:

                                                                   DEC.
                                                                    31,       MARCH 31,
                                                                   1997         1997
                                                                  -------     ---------
        Raw Materials...........................................  $ 3,139      $ 3,988
        Work in Progress........................................    2,467        2,126
        Finished Goods and Spares...............................    7,687        7,040
                                                                  -------      -------
                                                                  $13,293      $13,154
                                                                  =======      =======

 3. NET INCOME (LOSS) PER COMMON SHARE:

     Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes common equivalent shares from options and warrants outstanding using the treasury stock method except if their effect is anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share." The Statement redefines earnings per share (EPS) under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. As required, the Company adopted the new standard in the third quarter of fiscal 1998, and this has been applied to all periods presented.

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         DECEMBER 31,            DECEMBER 31,
                                                      -------------------     -------------------
                                                       1997        1996         1997        1996
                                                      -------     -------     --------     ------
Net Income (loss) (numerator).......................  $(1,189)    $   531     $ (3,503)    $2,691
                                                      ========    =======      =======     =======
Shares calculation (denominator):
Weighted average shares outstanding during the
  period............................................   10,362      10,113       10,325     10,095
Effect of dilutive securities:
Common stock equivalents............................       --         527           --        560
                                                      --------    -------      -------     -------
Average shares outstanding -- assuming dilution.....   10,362      10,640       10,325     10,655
                                                      ========    =======      =======     =======
Basic earnings per share............................  $ (0.11)    $  0.05     $  (0.34)    $ 0.27
                                                      ========    =======      =======     =======
Earnings per share assuming dilution................  $ (0.11)    $  0.05     $  (0.34)    $ 0.25
                                                      ========    =======      =======     =======

                       TEGAL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

     Options to purchase 2,199,000 shares of common stock were outstanding as of December 31, 1997, but were not reflected in the computations of diluted EPS because the Company was in a loss situation and to do so would have been anti-dilutive. Out of the options to purchase 2,199,000 shares of common stock outstanding, as of December 31, 1997, options to purchase 588,000 shares of common stock had an exercise price greater than the average market price of the common shares outstanding during the three months ended December 31, 1997. Options to purchase 322,000 shares of common stock were outstanding as of December 31, 1996, but were not included in the computation of diluted EPS for the three and nine months ended December 31, 1996 because the option's exercise price was greater than the average market price of the common shares.

 4. INCOME TAX EXPENSE:

     Income taxes as a percentage of income before income taxes was 25% for the three and nine months ended December 31, 1996. The effective tax rate for the periods ended December 31, 1996, was substantially below the federal statutory rate due to utilization of tax loss carryforwards and reductions in the valuation allowance. No provision for federal or state income tax has been recorded for the three and nine months ended December 31, 1997, as the Company has recorded a net loss before taxes. The Company did not recognize a benefit for this net loss before taxes in the three and nine months ended December 31, 1997, because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude is uncertain.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information contained herein contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for the Company's products, the Company's quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, the impact of the Asian financial crisis on semiconductor capital equipment demand, current soft demand for semiconductor manufacturing equipment, particularly for equipment procured for capacity additions such as the Company's non-critical etch systems, the cyclicality of the semiconductor industry, dependence on recently introduced systems for the critical etch markets, impediments to customer acceptance, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in the Company's SEC reports. For further information, refer to the business description and additional risk factors sections included in the Company's Form 10-K for the year ended March 31, 1997, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     Tegal Corporation designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits, read-write heads for the disk drive industry, printer heads and small flat panel displays.

     The following table sets forth certain financial items as a percentage of revenue for the three and nine month periods ended December 31, 1997 and 1996:

                                                               THREE MONTHS         NINE MONTHS
                                                                   ENDED               ENDED
                                                               DECEMBER 31,        DECEMBER 31,
                                                              ---------------     ---------------
                                                              1997      1996      1997      1996
                                                              -----     -----     -----     -----
Revenue.....................................................  100.0%    100.0%    100.0%    100.0%
Cost of sales...............................................   62.6      59.1      59.1      54.7
                                                              -----     -----     -----     -----
  Gross profit..............................................   37.4      40.9      40.9      45.3
                                                              -----     -----     -----     -----
Operating expenses:
  Research and development..................................   21.1      19.5      25.3      17.6
  Sales and marketing.......................................   12.7       7.9      14.5      10.3
  General and administrative................................   15.2       9.7      14.2      10.7
                                                              -----     -----     -----     -----
     Total operating expenses...............................   48.9      37.1      54.0      38.6
                                                              -----     -----     -----     -----
     Operating income.......................................  (11.5)      3.8     (13.2)      6.7
Other income (expense), net.................................    1.8       1.6       2.6       1.4
                                                              -----     -----     -----     -----
Income before income taxes..................................   (9.7)      5.4     (10.6)      8.1
Provision for income taxes..................................    0.0       1.4       0.0       2.0
                                                              -----     -----     -----     -----
Net income (loss)...........................................   (9.7)%     4.0%    (10.6)%     6.1%
                                                              =====     =====     =====     =====

     Revenue. Revenue for the three and nine months ended December 31, 1997 was $12.3 and $33.1 million respectively, down 6.6% and 25.1% over the comparable periods in 1996. The decrease in revenue of $0.8 million for the three month period ended December 31, 1997 was principally attributable to lower sales of spare parts due to unusually high spares revenue in the prior year. The decrease in revenue for the nine months ended December 31, 1997 was due principally to decreased unit sales of non-critical etch systems due to the down turn in capacity expansion in the semiconductor industry and a decrease in unit sales of critical etch systems due to the inherent uneven demand that is typical of new product adoption cycles.

     Revenue from spare parts and service sales as a percentage of total revenue was approximately 37.7% and 41.4% for the three months and 42.4% and 34.2% for the nine months ended December 31, 1997 and 1996, respectively.

     International sales as a percentage of the Company's revenue was approximately 61.0% and 66.3% for the three months and 65.9% and 69.3% for the nine months ended December 31, 1997 and 1996, respectively. The Company believes that international sales will continue to represent a significant portion of its revenue.

     Gross profit. Gross profit as a percentage of revenue (gross margin) was 37.4% and 40.9% for the three months and 40.9% and 45.3% for the nine months ended December 31, 1997 and 1996, respectively. The decline in gross margin for the three months ended December 31, 1997 compared to the comparable period in the prior year was principally due to nonrecurring expenses in the service business in support of the Company's key 6500 series customer sites, partially offset by increased gross margins in the systems business due to higher average selling prices on the Company's 6500 series systems. The decline in gross margin for the nine months ended December 31, 1997, was principally attributable to declines in the percentage of total revenue derived from the Company's non-critical etch systems that typically experience higher gross margins than the Company's critical etch systems, coupled with lower margins in the service business due to recent investments in supporting the Company's key 6500 series customer sites. The Company believes the investments are necessary to induce customers to reorder such systems.

     Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with the Company's ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $2.6 million for both of the three months and $8.4 and $7.8 million for the nine months ended December 31, 1997 and 1996, respectively, representing 21.1%, 19.5%, 25.3% and 17.6% of revenue, respectively. The increase in research and development spending in absolute dollars for the nine month period ended December 31, 1997, compared to the comparable period in the prior year was attributable to increased spending on process engineering salaries and prototype material in support of the Company's key 6500 series customer sites.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $1.6 million and $1.0 million for the three months and $4.8 million and $4.5 million for the nine months ended December 31, 1997 and 1996, respectively, representing 12.7%, 7.9%, 14.5% and 10.3% of revenue, respectively. The increase in sales and marketing expenses for the three and nine months ended December 31, 1997 compared to the comparable period in the prior year was principally due to increased spending on commission expenses on sales generated by outside sales agents, trade shows, advertising, salaries, travel and entertainment expenses.

     General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1.9 million and $1.3 million for the three months and $4.7 million for both of the nine months ended December 31, 1997 and 1996, representing 15.2%, 9.7%, 14.2% and 10.7% of revenue, respectively. The increase in general and administrative expenses for the three months ended December 31, 1997 compared to the comparable period in the prior year was mainly attributable to increased spending on legal fees related to intellectual property, recruiting expenses and outside services.

     Other income, net. Other income, net primarily consists of interest income on the unused proceeds of the Company's initial public offering ("IPO") completed in October 1995, partially offset by interest expense on bank borrowings.

     Income tax expense. Income taxes as a percentage of income before income taxes was 25% for the three and nine months ended December 31, 1996. The effective tax rate for the periods ended December 31, 1996, was substantially below the federal statutory rate due to utilization of tax loss carryforwards and reductions in the valuation allowance. No provision for federal or state income tax has been recorded for the three and nine months ended December 31, 1997, as the Company has recorded a net loss before taxes. The Company did not recognize a benefit for this net loss before taxes in the three and nine months ended December 31, 1997, because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended December 31, 1997 and 1996, the Company financed its operations through cash generated from operations, use of net proceeds from the IPO and bank borrowings.

     Net cash used in operations was $4.0 million during the nine months ended December 31, 1997, due principally to a net loss of $1.7 million after adjusting for depreciation, a decline in accrued expenses, taxes payable and accounts payable and an increase in inventories offset, in part, by a decline in accounts receivable. Net cash provided by operations was $9.0 million during the nine months ended December 1996, due principally to net income in the period, non-cash depreciation expense and a decrease in accounts receivable and inventories offset, in part, by a decrease in accounts payable.

     Net capital expenditures totaled $1.8 million and $1.4 million in the nine months ended December 31, 1997 and 1996, respectively. Capital expenditures in both periods were incurred principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers.

     Net cash provided by financing activities totaled $0.5 million for the nine months ended December 31, 1997, due principally to increased borrowings under the Company's two Japanese promissory note borrowing facilities in advance of payment on accounts receivable balances in Japan offset, in part, by repayment of capital lease obligations. Net cash used in financing activities for the nine months ended December 31, 1996 totaled $0.2 million, due principally to repayment of capital lease obligations offset, in part, by increased borrowings under the Company's two Japanese promissory note borrowing facilities.

     As of December 31, 1997, the Company had approximately $24.3 million of cash and cash equivalents. In addition to cash and cash equivalents, the Company's other principal sources of liquidity consisted of unused portions of several bank borrowing facilities. At December 31, 1997, the Company had an aggregate borrowing capacity of $20.0 million available under a domestic line of credit secured by substantially all of the Company's assets. The facility is available until August 15, 1998. In addition to the foregoing facility, as of December 31, 1997, the Company's Japanese subsidiary had available a 491 million Yen (approximately $3.8 million at exchange rates prevailing on December 31, 1997) unused portion of two Japanese bank lines of credit totaling 600 million Yen (approximately $4.6 million at exchange rates prevailing on December 31, 1997) secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable.

     The Company believes that anticipated cash flow from operations, funds available under its lines of credit and existing cash and cash equivalent balances will be sufficient to meet the Company's cash requirements for the next twelve months.

                          PART II -- OTHER INFORMATION

ITEM 4. LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company. However, on June 10, 1996, Lucent Technologies Inc. ("Lucent"), filed a claim with the United States District Court for the Northern District of California alleging patent infringement by Austria Mikro Systeme International AG and AMS Austria Mikro Systeme International, Inc. ("AMS") for the sale of integrated circuits manufactured with the Company's dry plasma etch systems. On March 7, 1995, the Company executed an indemnification agreement with AMS, covering certain uses of select equipment sold to AMS. Lucent and AMS have settled the U.S. claim and AMS is now seeking indemnification from the Company through an arbitration proceeding with respect to the U.S. claim. The Company has been informed that Lucent recently filed a claim for patent infringement in Germany against AMS for the sale of integrated circuits manufactured with the Company's dry plasma etch systems. AMS has requested indemnification for the German matter. The Company believes that the claims made by AMS are without merit and that the ultimate outcome of any defense of any required indemnification obligation to AMS is unlikely to have a material adverse effect on the Company's results of operations or financial condition. No assurance can be given, however, as to the outcome of such legal proceedings or as to the effect of any such outcome on the Company's results of operations or financial condition.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the three month period ended December 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: Exhibit 27 Financial Data Schedule

     (b) Reports on Form 8-K
         There were no reports on Form 8-K filed for the period which this Form 10-Q covers.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 1998

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