Form 10-K
period 1998-03-31
TEGAL CORP /DE/
filed 1998-05-20
CIK 931059

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER: 0-26824

                               TEGAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           68-0370244
         (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER IDENTIFICATION NO.)
          INCORPORATION OR ORGANIZATION)
            2201 SOUTH MCDOWELL BLVD.                                   94955-6020
                  P.O. BOX 6020                                         (ZIP CODE)
               PETALUMA, CALIFORNIA
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (707) 763-5600
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on March 31, 1998, as reported on the Nasdaq National Market was $37,639,389. As of March 31, 1998, 10,566,038 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders to be held on September 15, 1998, will be filed with the Commission within 120 days after the close of the Registrant's fiscal year and are incorporated by reference in Part III.

Total Pages                                 Index to Exhibits appears on page

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   16

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters.........................................   18
Item 6.   Selected Financial Data.....................................   19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   20
Item 7A   Quantitative and Qualitative Disclosure about Market Risk...   23
Item 8.   Financial Statements and Supplementary Data.................   23
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   23

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   23
Item 11.  Executive Compensation......................................   24
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   24
Item 13.  Certain Relationships and Related Transactions..............   24

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   24
Signatures............................................................   42

                                     PART I

ITEM 1. BUSINESS

     Information contained or incorporated by reference herein contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The following contains cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements. See "-- Additional Risk Factors."

THE COMPANY

     Tegal Corporation ("Tegal" or the "Company") designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits ("ICs") and related devices in the thin film head, small flat panel and printer head applications. Etching constitutes one of the principal IC and related device production process steps and must be performed numerous times in the production of such devices.

     The Company was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc. ("Motorola"). The predecessor company was founded in 1972 and acquired by Motorola in 1978.

SEMICONDUCTOR INDUSTRY BACKGROUND

  Growth of Semiconductor and Semiconductor Equipment Industries

     The semiconductor industry has experienced significant growth in recent years. This growth has resulted from the increasing demand for ICs from traditional IC markets, such as personal computers, telecommunications, consumer electronics, automotive electronics and office equipment, as well as the recently developing markets, such as multimedia, wireless communications and portable and network computing. As a result of this increased demand, semiconductor device manufacturers in recent years have expended significant amounts of capital to build new semiconductor fabrication facilities ("fabs") and to expand existing fabs. In spite of the continuing growth in demand for semiconductors, the industry periodically experiences periods of excess supply and excess capacity as additions to capacity are brought online in large increments which exceed the short-term growth in demand for ICs such as occurred in late 1995 and continues through the date of this report.

     Growth in the semiconductor industry has been driven, in large part, by advances in semiconductor performance at a decreasing cost per function. Increasingly advanced semiconductor processing technologies allow semiconductor manufacturers to produce ICs with smaller features, thereby increasing processing speed and expanding device functionality and memory capacity. As ICs have become more complex, however, both the number and price of state of the art process tools required to manufacture ICs have increased significantly. As a result, the cost of semiconductor manufacturing equipment is becoming an increasingly large part of the total cost in producing advanced ICs. Today, the average state of the art dynamic random access memory (DRAM) fab costs from $750 million to over $1.5 billion, with semiconductor manufacturing equipment costs representing the majority of total fab costs.

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

  Segmentation of the Etch Market

     The Company believes that the dry etch market is becoming increasingly segmented. Certain dry etch technologies or processes are better suited for etching different types of materials (films) and, as a result, the dry etch market may be segmented according to the type of film being etched. In addition, as ICs become increasingly complex, certain etch steps required to manufacture a state of the art IC demand leading edge (or "critical") etch performance. For example, to produce a 64-megabit DRAM device, semiconductor manufacturers are required to etch certain device features at dimensions as small as 0.25 micron. Nonetheless, even in the most advanced ICs, a significant number of production steps can be performed with a significantly less demanding (or "non-critical") etch performance. As a result, the Company believes the etch market has also begun to segment according to the required level of etch performance -- critical or non-critical.

  Segmentation of the Etch Market by Film

     The dry etch market is generally segmented into the following market segments, defined according to the class of film being etched: polysilicon, oxide (dielectric) and metal. According to VLSI Research Inc., the polysilicon, oxide and metal segments of the dry etch market represented approximately 41%, 43% and 16%, respectively, of the total sales of dry etch systems in 1997. New films are continually being developed in each of these three market segments.

     Today, the semiconductor industry is faced with the need to develop and adopt an unprecedented number of new films as conventional materials are running out of the physical properties needed to support continuing shrinks in die size and to provide improved performance. Certain of these films present unique etch production problems. For example, the use of certain new films, such as platinum, currently being used in the development of high-density DRAM devices, and Lead Zirconium Titanate (PZT), currently being used in the development of non-volatile, ferroelectric random access memory (FRAM) devices, is presenting new challenges to semiconductor manufacturers. While these new films contribute to improved IC performance and reduced die size, their unique properties make them particularly difficult to etch and, therefore, require more advanced etch process technologies. Similarly, corrosion of metal etched wafers within 48 to 72 hours after completion of the etch process has been a chronic problem for semiconductor manufacturers, regardless of the line geometries involved. The reaction byproducts of a chlorine based metal etch process tend to redeposit on the wafer and corrode when exposed to water in the atmosphere. Removal of these contaminants from the wafer is essential to prevent this corrosion.

  Segmentation of the Etch Market into Critical and Non-Critical Production
Steps

     Over time, the disparity in relative prices for etch systems capable of etching at non-critical versus critical dimensions has grown significantly. The Company believes that in 1993, the cost of an eight inch wafer-capable system ranged from approximately $500,000 to $700,000. Given the relatively modest price differential among etchers, manufacturers of ICs and similar devices tended to purchase one system, (the one they believed provided the most technologically advanced solution for their particular etch requirements), to perform all their etching. In contrast, the cost today of an eight inch capable etch system ranges from approximately $500,000, for reliable, non-critical etchers, to more than $2.5 million, for advanced, state of the art critical etchers. Consequently, the Company believes it is no longer cost effective to use state of the art etchers to perform both critical and non-critical etching. When critical etching is required in the production process, the Company believes that the leading purchasing factor for a semiconductor manufacturer will continue to be, ultimately, the product's etch performance. When non-critical etching is required in the production process, the Company believes the leading purchasing factor for a semiconductor manufacturer will be the overall product cost, with particular emphasis on the system's sale price. In either case, however, the semiconductor manufacturer is driven to make a value-oriented purchasing decision which minimizes the overall etch system costs, while meeting the required etch process performance. The Company believes that a well-implemented "mix and match" purchasing philosophy already adopted by a significant number of semiconductor manufacturers to minimize their expenditures for photolithography equipment, could allow a semiconductor manufacturer to realize significant etch system savings.

BUSINESS STRATEGY

     Tegal believes it currently has one of the largest installed bases of etch equipment in the industry and that over the years it has earned a reputation as a supplier of reliable, value-oriented etch systems. The Company's systems are sold throughout the world to both domestic and international customers. In fiscal 1998, approximately 61% of the Company's revenues resulted from international sales. To support its systems sales, the Company maintains local service and support in every major geographic market in which it has an installed base, backed up by a spares logistics system designed to provide delivery within 24 hours anywhere in the world.

     The Company's objective is to build on its technical knowledge, experience and reputation in the etch industry, as well as its established sales, marketing and customer service infrastructure, to be a leading supplier of etch systems for both the critical and non-critical segments of the etch market. To meet this objective, the Company is implementing a business strategy incorporating the following elements:

     - Use the performance capabilities of the Company's 6500 series systems to penetrate the IC and related device markets for critical etch of specific applications and films where Tegal's products provide unique performance capabilities; and

     - Increase sales of its non-critical etch systems by focusing sales and marketing on specialty applications that are addressed by the Company's 900 series non-critical etchers such as thin film heads, small flat panels, printer heads, and the conversion from wet to dry etch technologies.

PRODUCTS

  Critical Etch Products

     The Company offers several models of its 6500 series critical etch products configured to address film types and applications desired by the customer. In 1994, Tegal introduced its 6500 series etch system for sub-0.5 micron polysilicon etching.

     In 1995, the Company introduced its emerging films 6500 series etch system for the etching of new high k dielectrics and associated materials used in capacitors at sub-0.5 micron, for high-density DRAM devices and FRAMs. The Company also introduced its metal etch system for sub-0.5 micron critical etching of five layer composite films of aluminum/copper/silicon/titanium alloys in 1995. In 1996, the Company introduced its isolation technology 6500 series etch system aimed at transistor isolation needs caused by increased packing densities used in memory devices employing design rules at or below 0.35 micron. In 1997, the Company introduced its 6500 series etchers to the thin film head market and started etching samples on the leading edge thin film head materials. All 6500 series models offer one and two-chamber configurations. 6500 series systems typically range in price between $1.8 million and $2.5 million.

     The Company's 6500 series systems have been engineered to provide process flexibility and competitive throughput for wafers up to eight inches, while minimizing cost and space requirements. A dual chamber platform design allows for either parallel or integrated etch processes. The Company seeks to maximize the 6500 series systems' average throughput by incorporating a process chamber technology and system architecture designed to minimize processing down-time required for cleaning and maintenance. Each 6500 series system has a central wafer handling system with full cassette vacuum loadlocks, noncontact optical wafer alignment and a vacuum transport system. Individual process module servicing is possible without shutting down the system or other chambers. Contamination control features in the 6500 series systems include pick and place wafer handling with no moving parts above the wafer, four-level vacuum isolation from the atmosphere to the etch chamber, and individual high-throughput, turbo-pumped vacuum systems for the cassettes, wafer handling platform and each process module. These and other features of the 6500 series are designed to enable a semiconductor manufacturer to reduce wafer particle contamination to a level which the Company believes exceeds industry standards and to improve etch results and process flexibility.

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

  Non-Critical Etch Products

     The Company first introduced its 900 series etch system in 1984 as a critical etch tool of that era. Over the years, the Company has repositioned the 900 series system as a non-critical etch system capable of performing the less-demanding etch steps required in the production of an IC and related devices. In 1994, the Company introduced an eight inch wafer capable 900 series system (capable of etching five inch to eight inch wafers) that was a scaled-up version of its three inch to six inch wafer capable non-critical etch system. The 900 series non-critical etch systems are aimed at pad, zero layer, non-selective nitride, backside, planarization and small flat panel display applications and thin film etch applications used in the manufacture of read-write heads for the disk drive industry. The Company's 900 series systems typically sell for a price of $350,000 to $600,000.

     The 900 series systems incorporate a single diode process chamber on a non-loadlocked modular platform for reliability and ease of maintenance, which the Company believes results in higher average throughput and lower operating costs. Continued improvements in both reliability and performance have enabled the Company to offer the 900 series systems as a solution for non-critical applications involving line widths of 0.8 micron and greater.

CUSTOMERS

     The Company sells its systems to semiconductor and related electronic device component manufacturers throughout the world. Major customers over the last three fiscal years have included the following:

ABB Semiconductor AG         Matsushita                   SGS-Thomson Microelectronics
Austria Mikro Systeme        Micrel Semiconductor         Shanghai Belling
  International              Motorola                     Siemens
Bosch                        NEC                          Siliconix
EMM                          Northern Telecom             Sony
Hyundai                      Read Rite                    Toshiba
International Rectifier  --  Rohm                         VLSI Technology
  Hex Fet America            Samsung                      Winbond
LG Semiconductor             Seiko Epson
Linear Technology            SEL

     Of these 26 customers, 14 ordered one or more systems from the Company in fiscal 1998. The composition of the Company's top five customers has changed from year to year, but net system sales to the Company's top five customers in each of fiscal 1998, 1997 and 1996 accounted for 61.2%, 46.7% and 48.6%, respectively, of the Company's total net system sales. Motorola, Samsung, Read Rite and Hyundai represented 18.2%, 12.2%, 11.2% and 10.3%, respectively, of the Company's net system sales in fiscal 1998. Winbond, Hyundai and Motorola represented 16.8%, 13.6% and 10.2%, respectively, of the Company's net system sales in fiscal 1997. Sony and Motorola represented 16.3% and 14.9%, respectively, of the Company's net system sales in fiscal 1996. Other than the above customers, no single customer represented more than 10% of the Company's net system sales in fiscal 1998, 1997 or 1996. Although the composition of the group comprising the Company's largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, may have a material adverse effect on the Company.

BACKLOG

     The Company schedules production of its systems based upon order backlog and customer commitments. The Company includes in its backlog only orders for which written authorizations have been accepted and shipment dates within the next 12 months have been assigned. As of March 31, 1998 and 1997 the Company's order backlog was approximately $3.4 million and $8.3 million, respectively. Systems orders are subject to cancellation by the customer, but with substantial penalties other than in the case of orders for evaluation systems or for systems which have not yet incurred production costs. Orders may be subject to rescheduling with limited or no penalty. Some orders are received for systems to be shipped in the same quarter as the order is received. As a result, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

MARKETING, SALES AND SERVICE

     The Company sells its systems worldwide through a network of 14 direct sales representatives and 16 independent sales representatives in 17 sales offices located throughout the world. In the United States, the Company markets its systems through direct sales personnel located in its Petaluma, California headquarters, two regional sales offices and through two independent sales representatives. In addition, the Company provides field service and applications engineers out of three regional offices and its Petaluma headquarters in order to ensure dedicated technical and field process support throughout the United States on short notice.

     The Company maintains sales, service, and process support capabilities in Japan, Taiwan, Germany and the United Kingdom service/support operations in Austria, China, France and Italy. In addition to its international direct sales and support organizations, the Company markets its systems through independent sales representatives in China, Israel, Italy, Korea and Singapore.

     International sales, which consist of export sales from the United States either directly to the end user or to one of the Company's foreign subsidiaries, accounted for 61.3%, 69.0% and 63.2% of total revenue for fiscal 1998, 1997 and 1996, respectively. The Company generally sells its systems on 30-to-60 day credit terms to its domestic and European customers. Customers in Pacific Rim countries, other than Japan, are generally required to deliver a letter of credit payable in U.S. dollars upon system shipment. Sales to other international customers, including Japan, are either billed in local currency or U.S. dollars. The Company anticipates that international sales will continue to account for a significant portion of revenue in the foreseeable future. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of the Company's systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company.

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

     The sales cycles for the Company's systems vary depending upon whether the system is an initial design-in, reorder or used equipment. Initial design-in sales cycles are typically 12 to 18 months, particularly for 6500 series systems. In contrast, reorder sales cycles are typically four to six months, and used system sales cycles are generally one to three months. The initial design-in sales cycle begins with the generation of a sales lead, which is followed by qualification of the lead, an analysis of the customer's particular applications needs and problems, one or more presentations to the customer (frequently including extensive participation by the Company's senior management), two to three wafer sample demonstrations, followed by customer testing of the results and extensive negotiations regarding the equipment's process and reliability specifications. Initial design-in sales cycles are monitored by senior management for correct strategy approach and prioritization. The Company may, in some instances, need to provide the customer with an evaluation critical etch system for three to six months prior to the receipt of a firm purchase order.

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

     As of March 31, 1998, the Company had 65 full-time employees dedicated to equipment design engineering, process support and research and development. Research and development expenses for fiscal 1998, 1997 and 1996 were $11.0 million, $10.5 million and $10.0 million, respectively, and represented 26.6%, 18.3% and 16.1% of total revenue, respectively. Such expenditures were used for the development of new systems and processes, continued enhancement and customization of existing systems, etching customer samples in the Company's demonstration labs and providing process engineering support at customer sites.

MANUFACTURING

     The Company's etch systems are produced at its headquarters in Petaluma, California. The Company's manufacturing activities consist of assembling and testing components and sub-assemblies which are then integrated into finished systems. The Company has structured its production facility to be driven either by orders or by forecasts and has adopted a modular system architecture to increase assembly efficiency and design flexibility. The Company has also implemented "just-in-time" manufacturing techniques in its assembly processes. The Company believes that improvements in manufacturing processes have allowed the Company to reduce significantly its non-critical system manufacturing cycle times. Non-critical system manufacturing cycle times, which typically took nearly three months in 1990, now take approximately 14 days. The Company's cycle times for its critical etch products are currently two to three months. The Company seeks to improve these cycle times as the Company continues to manufacture its 6500 series systems.

     The Company procures certain components and sub-assemblies included in its systems from a limited group of suppliers, and occasionally from a single source supplier. In particular, the Company is dependent upon MECS Corporation ("MECS"), a robotic equipment supplier, as the sole source for the robotic arm used in all of its 6500 series systems. The Company currently has no existing supply contract with MECS, and the Company currently purchases all robotic assemblies from MECS on a purchase order basis. Disruption or termination of certain of these sources, including its robotic sub-assembly source, could have an adverse effect on the Company's operations. While the Company believes that alternative sources could be obtained and qualified to supply these components or sub-assemblies, a prolonged inability to obtain such components or sub-assemblies, receipt of defective components or sub-assemblies, as well as difficulties or delays in shifting to alternative sources, could have a material adverse effect on the Company's operating results and could damage customer relationships.

ENVIRONMENTAL MATTERS

     The Company is subject to a variety of governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. The Company believes that it is currently in compliance in all material respects with these regulations and that it has obtained all necessary environmental permits to conduct its business, which permits generally relate to the discharge of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production, alteration of the Company's manufacturing processes, or cessation of operations. Such regulations could require the Company to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. Any failure by the Company to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject the Company to future liabilities.

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

INTELLECTUAL PROPERTY

     The Company holds an exclusive license to 25 United States patents, including its dual frequency tri-electrode control system, and 28 corresponding foreign patents covering various aspects of its systems. The Company holds a patent for its etch-rinse-strip-rinse process sequence directly, which process has been designed to address the post-etch corrosion problems faced by semiconductor manufacturers. The Company has also applied for eight additional United States patents and 16 additional foreign patents. The Company believes that the duration of such patents generally exceed the life cycles of the technologies disclosed and claimed therein. The Company believes that although the patents it has exclusively licensed or holds directly will be of value, they will not determine the Company's success, which depends principally upon its engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, the Company may be vulnerable to competitors who attempt to imitate the Company's systems or processes and manufacturing techniques and processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's systems and processes. The sale of the Company's systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. The Company also relies on trade secrets and other proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees, vendors, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others.

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

     On March 31, 1998, the Company filed a suit in the United States District Court in the Eastern District of Virginia against Tokyo Electron Limited and several of its U.S. subsidiaries (collectively, "TEL") alleging that TEL's current generation of etch equipment infringes certain of the Company's patents. The Company is seeking, among other things, injunctive relief barring TEL from importing or selling such products. No assurance can be given as to the outcome of such legal proceedings or as to the effect of any such outcome on the Company.

     On June 10, 1996, Lucent Technologies Inc. ("Lucent") filed a claim with the United States District Court for the Northern District of California alleging patent infringement by Austria Mikro Systeme International AG and AMS Austria Mikro Systeme International, Inc. ("AMS") for the sale of integrated circuits manufactured with the Company's dry plasma etch systems. On March 7, 1995, the Company executed an indemnification agreement with AMS, covering certain uses of select equipment sold to AMS. Lucent and AMS have settled the U.S. claim and AMS is now seeking indemnification from the Company through an arbitration proceeding with respect to the U.S. claim. The Company has been informed that Lucent has filed a claim for patent infringement in Germany against AMS for the sale of integrated circuits manufactured with the Company's dry plasma etch systems. AMS has requested indemnification for the German matter. The Company believes that the claims made by AMS are without merit and that the ultimate outcome of such claims is unlikely to have a material adverse effect on the Company. No assurance can be given, however, as to the outcome of such legal proceedings or as to the effect of any such outcome on the Company's results of operations or financial condition.

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

     Although there are currently no other pending claims or lawsuits by or against the Company regarding possible infringement claims, there can be no assurance that infringement claims by other third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company. In the future, additional litigation may be necessary to enforce patents issued or exclusively licensed to the Company, to protect trade secrets or know-how exclusively licensed to or owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Existing litigation and any future litigation could result in substantial cost and diversion of effort by the Company, which by itself could have a material adverse effect on the Company's financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its systems, any of which could have a material adverse effect on the Company. In addition, there can be no assurance that a license under a third party's intellectual property rights will be available on reasonable terms, if at all.

EMPLOYEES

     As of March 31, 1998, the Company had a total of 263 employees consisting of 248 full-time permanent employees and 15 temporary or contract personnel, including 65 in engineering, research and development, 47 in manufacturing, 115 in marketing, sales and customer service and support and 36 in executive and administrative positions. Many of the Company's employees are highly skilled, and the Company's success will depend in part upon its ability to attract, retain and develop such employees. Skilled employees, especially employees with extensive technological backgrounds, are currently in great demand. There can be no assurance that the Company will be able to attract or retain the skilled employees which may be necessary to continue its research and development, manufacturing or marketing programs. The loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on the Company.

     None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ADDITIONAL RISK FACTORS

  Dependence on Recently Introduced Systems for Critical Etch Markets

     The Company's 6500 series systems, its generation of critical etch systems, have been designed for sub-0.35 micron critical etch applications in emerging films, polysilicon and metal which the Company believes to be the leading edge of critical etch applications. The Company's 6500 series systems which have been installed are currently being used primarily for research and development activities or in pilot production. For the 6500 series systems to achieve market acceptance, the Company's customers must utilize these systems for volume production. Achieving market acceptance of the Company's 6500 series systems is very important to the Company's future financial results.

     Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future requirements for etch processes needed by semiconductor manufacturers and the equipment required to address such applications. There can be no assurance that the market for critical etch emerging film, polysilicon or metal etch systems will develop as quickly or to the degree the Company expects. There can be no assurance whether or when the 6500 series systems will achieve market acceptance. In addition, the selling cycles of these new systems are typically lengthy.

     In connection with the development and production of the 6500 series, the Company has increased its operating expenses and is likely to invest in increased inventory levels in the future. The failure to complete the commercial introduction of this generation of systems in a timely manner could result in, among other things, an increase in operating expenses and inventory obsolescence without corresponding sales, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     If the 6500 series does not achieve significant sales or volume production due to a lack of customer acceptance, inability to correct technical, manufacturing or other difficulties which may develop with this series, or for any other reason, the Company's business, financial condition and results of operations would be materially adversely affected.

  Impediments to Customer Acceptance

     A substantial investment is required to install and integrate capital equipment into a semiconductor production line. The Company believes that once a device manufacturer has selected a particular vendor's capital equipment, that manufacturer generally relies upon that vendor's equipment for that specific production line application and, to the extent possible, subsequent generations of that vendor's systems. Accordingly, it may be extremely difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected by that customer unless there are compelling reasons to do so, such as significant performance or cost advantages. In addition, certain of the Company's competitors may seek to sell, as an attractively priced package, etch equipment together with other process equipment, such as deposition equipment. Furthermore, some semiconductor manufacturers have already made initial buying decisions for the next generation of sub-0.35 micron etch requirements. Any failure to gain access and achieve sales to new customers will adversely affect the successful commercial acceptance of the Company's 6500 series systems and would have a material adverse effect on the Company.

     In addition, the Company believes that its future long term success also depends on its ability to increase sales of its etch systems, particularly its generation 6500 series, to Japanese semiconductor manufacturers. The Japanese semiconductor market represents a substantial percentage of the worldwide market and may pose additional challenges to penetrate successfully. The Company believes that it must invest substantial resources in order to increase its penetration of the Japanese semiconductor market and that, even with such investments, there can be no assurance that it will be successful in increasing its penetration of this market.

  Fluctuations in Quarterly Operating Results

     The Company's revenue and operating results have fluctuated and are likely to continue to fluctuate significantly from quarter to quarter, and there can be no assurance as to future profitability.

     The Company's 900 series etch systems typically sell for prices ranging between $350,000 and $600,000, while prices of the Company's 6500 series critical etch systems typically range between $1.8 million and $2.5 million. To the extent the Company is successful in selling its 6500 series systems, the sale of a small number of these systems will probably account for a substantial portion of revenue in future quarters, and a transaction for a single system could have a substantial impact on revenue and gross margin for a given quarter.

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

     The timing of new systems and technology announcements and releases by the Company and others may also contribute to fluctuations in quarterly operating results, including cases in which new systems or technology offerings cause customers to defer ordering systems from the Company's existing product lines. The Company's revenue and operating results may also fluctuate due to the timing and mix of systems sold, the volume of service provided and spare parts delivered in a particular quarter and changes in pricing by the Company, its competitors or suppliers. The impact of these and other factors on the Company's revenue and operating results in any future periods are, and will continue to be, difficult for the Company to forecast.

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

  Domestic and International Economic Conditions

     The Company's business is subject to general economic conditions, both in the United States and abroad. A significant decline in economic conditions in any significant geographic area could have a material adverse effect on the Company. For example, there is currently an economic crisis in Asia, which has led to weak demand for the Company's products in certain Asian economies -- notably Korea and Japan. Furthermore, current price cutting by U.S. personal computer manufacturers are putting pressure on semiconductor manufacturers to contain spending on capital equipment. The Company anticipates that such economic events may continue to adversely affect the Company's results of operations, and a further decline of economic conditions could, in the future, affect demand for the Company's products, which could have a material adverse effect on the Company's sales and operating results.

  Rapid Technological Change; Importance of Timely Product Introduction

     The semiconductor manufacturing industry is subject to rapid technological change and new system introductions and enhancements. The Company believes that its future success depends on its ability to continue to enhance its existing systems and their process capabilities, and to develop and manufacture in a timely manner new systems with improved process capabilities. The industry also is subject to fundamental changes in equipment requirements, such as the prior shift from six inch wafer equipment to eight inch wafer equipment and the anticipated shift from eight inch wafer equipment to twelve inch wafer equipment.

     The Company must manage system transitions successfully, as introductions of new systems could adversely affect sales of existing systems, including its 6500 series. There can be no assurance that the

Company will be successful in the introduction and volume manufacture of new systems or that the Company will be able to develop and introduce, in a timely manner, new systems or enhancements to its existing systems and processes which satisfy customer needs or achieve market acceptance. The failure of the Company to accomplish any of the above would adversely affect the Company's business, financial condition and results of operations. In addition, the Company may incur substantial unanticipated costs to ensure product functionality and reliability early in its products' life cycles. If new products have quality or reliability problems, the Company could experience reduced orders, delays in collecting accounts receivable, higher manufacturing costs, and additional service and warranty expenses, any of which could have a material adverse effect on the Company's business, financial condition and operating results.

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

  Future Capital Needs

     The development, manufacture and marketing of etch systems are highly capital intensive. In order to be competitive, the Company must continue to make significant expenditures for, among other things, capital equipment and the manufacture of evaluation and demonstration unit inventory for its 6500 series etch systems. The Company expects that its existing cash balances, anticipated cash flow from operations and funds available under its existing lines of credit will satisfy its financing requirements for the next twelve months. To the extent that such financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to the Company's stockholders.

  Dependence on Key Employees

     The future success of the Company is dependent, in part, on its ability to retain certain key personnel. Many of these key personnel would be difficult to replace. The Company also needs to attract additional skilled personnel in all areas of its business to grow. The competition for these personnel is intense, and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on the Company's business, financial condition and operating results. There can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees in the future.

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

  Control by Existing Stockholders

     The Company's principal stockholders and the Company's executive officers and directors beneficially owned approximately 56.0% of the Company's outstanding shares of common stock as of March 31, 1998. Accordingly, these stockholders are able to elect all of the Company's directors and to determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how other stockholders of the Company may vote. Such a high level of ownership by such persons or entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of holders of common stock. In addition to the foregoing, the ability of the Company's Board of Directors to issue preferred stock without further stockholder approval or to exercise the anti-takeover provisions of its Shareholder Rights Plan in the event of an unsolicited attempt to assume control of the Company could have the effect of delaying, deferring or preventing a change in control of the Company. See "-- Recent Development."

  Volatility of Stock Price

     The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of the Company's common stock into the market place, failure to meet or changes in analysts' expectations, natural disasters, outbreaks of hostilities, general conditions in the semiconductor industry or the worldwide economy, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance. See "-- Recent Development."

  Year 2000 Compliance

     The Company utilizes a significant number of computer software programs and operating systems across its entire organization. To the extent that the Company's software applications contain source code that is unable to interpret appropriately the upcoming calendar year "2000" and beyond, some level of modification or replacement of such applications will be necessary. The Company is working to identify its applications that are not "Year 2000" compliant and plans to modify or replace such applications, as necessary. Given information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Company. Any costs related to the Company's Year 2000 compliance efforts will be expensed as incurred. No assurance can be given, however, that all of the Company's systems will be Year 2000 compliant or that compliance costs or the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company.

RECENT DEVELOPMENT

     The Company is a party to an Amended and Restated Information and Registration Rights Agreement dated as of March 31, 1990, as amended (the "Registration Rights Agreement"), with the holders of certain of its securities issued prior the Company's initial public offering in October 1995. One of these holders, Benefit Capital Management Corporation ("Benefit"), as Investment Manager for The Prudential Insurance Company of America, Separate Account No. VCA-GA-5298, has exercised its rights under the Registration Rights Agreement to demand registration of the sale or other transfer ("disposition") of 1,745,813 shares (the "Benefit Shares") of the Company's common stock, pursuant to a registration statement on Form S-3 (the "Registration Statement"). The Registration Statement was filed with the Securities and Exchange Commission on May 8, 1998. As of March 31, 1998, the Benefit Shares represented approximately 16.5% of the issued and outstanding shares of the Company's common stock.

     Under the terms of the Registration Rights Agreement, the Company is required to keep the Registration Statement effective until the earlier of 120 days from effectiveness of the Registration Statement or until Benefit has completed the distribution of the Benefit Shares as described in the Registration Statement. There is no limit to the number of times that Benefit may demand registration of the Benefit Shares.

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

     The Company leases sales, service and process support space in Phoenix, Arizona; Sunnyvale, California; Austin, Texas; Manassas, Virginia; Paris, France; Munich, Germany; Kawasaki, Japan; Catania, Italy; Seoul, Korea and Hsin Chu City, Taiwan. The Company also leases space for administrative offices in Heemstede, The Netherlands.

ITEM 3. LEGAL PROCEEDINGS

     Except as provided in Item 1. Business -- Intellectual Property, there are no material legal proceedings pending to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers and directors of the Company as of March 31, 1998:

          NAME              AGE                          POSITION
          ----              ---                          --------
Robert V. Hery...........   56    Chairman of the Board and Director
Michael L. Parodi........   49    President, Chief Executive Officer and Director
David Curtis.............   44    Vice President, Finance and Administration, Chief
                                  Financial Officer, Secretary and Treasurer
Stephen P. DeOrnellas....   43    Vice President, Technology and Corporate Development
                                  and Chief Technical Officer
Diane M. Fennell.........   53    Vice President, Marketing and Customer Applications
                                  Support
George B. Landreth.......   43    Vice President, Product Development
James D. McKibben........   47    Vice President, Worldwide Sales and Marketing
Mark L. Siegel...........   59    Vice President, Worldwide Customer Support and
                                  Operations

     Robert V. Hery has been a Director of the Company since 1990 and assumed the additional roles of President and Chief Executive Officer of the Company in January 1991 and the Chairman of the Board in March 1995. Effective as of December 17, 1997, Mr. Hery resigned as the President and Chief Executive Officer of the Company. Mr. Hery remains Chairman of the Board of Directors of the Company. From 1987 to 1990, Mr. Hery was President and Chief Executive Officer of AMOT Controls Corporation, an international manufacturer of machinery control components used in explosive and hazardous areas. From 1985 to 1987, Mr. Hery served as Vice President and General Manager of KLA Instruments Corporation ("KLA"), a manufacturer of semiconductor capital equipment, where he started the Wafer Inspection Systems Division. From 1984 to 1985, Mr. Hery was a consultant to high-technology start-ups as Acting Chief Executive Officer and marketing troubleshooter. From 1983 to 1984, he served as Vice President of Marketing and New Business Development, and prior to that, from 1979 to 1983, he served as Vice President of Operations, responsible for product development, manufacturing, quality and cost control functions of MAI Basic Four, a manufacturer of minicomputer equipment. From 1975 to 1979, Mr. Hery was Vice President of Research and Product Development for Dataproducts Corporation, a manufacturer of computer peripherals equipment. From 1965 to 1975, Mr. Hery held various management positions in product development with NCR Corporation and the communications division of Motorola.

     Michael L. Parodi joined the Company as Director, President and Chief Executive Officer in December 1997. From 1991 to 1996, Mr. Parodi was Chairman of the Board, President and Chief Executive Officer of Semiconductor Systems, Inc. ("SSI"), a manufacturer of photolithography processing equipment sold to the semiconductor and thin film head markets until SSI was merged with FSI International ("FSI"). Mr. Parodi remained with FSI as Executive Vice President and General Manager of SSI from the time of the merger to December 1997, integrating SSI into FSI. In 1990, Mr. Parodi led the acquisition of SSI from General Signal Corporation. Prior to 1990, Mr. Parodi held various senior engineering and operations management positions with General Signal Corporation, Signetics Corporation, Raytheon Company, Fairchild Semiconductor Corporation and National Semiconductor Corporation. Mr. Parodi currently is a member of the Semiconductor Equipment and Materials International and the U.S. Display Consortium Boards of Directors.

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

     James D. McKibben joined the Company in June 1996 as Vice President, Worldwide Sales. From July 1996 until January 1997 he assumed the additional role of Vice President, Marketing and Customer Applications Support. Since September 1997, he has re-assumed the additional role of Vice President, Marketing. Prior to joining the Company, from 1995 to 1996 and from 1988 to 1992, Mr. McKibben was Vice President, Marketing, Sales and Customer Support for MRS Technology, Inc., a lithography equipment manufacturer for flat panel displays. From 1993 to 1995, he served as Director of Marketing and Sales for SSI. From 1992 to 1993, he was Regional Manager for Kulicke and Soffa Industries, Inc., a maker of wire bonders and other back-end assembly equipment for the IC industry. Prior to 1988, Mr. McKibben held several sales and service management positions with Wild/Lietz, Inc., GCA Corporation and J.T. Baker Chemical Company.

     Mark L. Siegel joined the Company in June 1996 as Vice President, Operations. In April 1997, he assumed the additional role of Vice President of Worldwide Customer Support responsible for the Company's field service, spare parts and refurbished systems businesses. From 1991 to 1996 he was Vice President, Operations at Megatest Corporation up through its merger with Teradyne Corporation. From 1989 to 1991 he served as President of SSI, a unit of General Signal. From 1987 to 1989 he served as Vice President and General Manager for VLSI Technology, Inc.'s ASIC Memory Division and from 1984 to 1987, was Vice President and General Manager of Signetics Corporation's Application Specific Products Division. Prior to 1984, Mr. Siegel held several senior management positions with, Motorola, Xerox and Univac.

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

                                                          HIGH    LOW
                                                          ----    ---
FISCAL YEAR 1996
Third Quarter...........................................   13 7/8   9 1/4
Fourth Quarter..........................................   10 1/2   6 7/8
FISCAL YEAR 1997
First Quarter...........................................   11 1/8   6 3/8
Second Quarter..........................................    8       4 5/8
Third Quarter...........................................    6 5/8   4 1/2
Fourth Quarter..........................................    9 1/8   4 3/4
FISCAL YEAR 1998
First Quarter...........................................    8 3/4   5
Second Quarter..........................................   10 1/4   6
Third Quarter...........................................   11 1/2   4
Fourth Quarter..........................................    7 1/2   4

     The approximate number of record holders of the Company's common stock as of March 31, 1998 was 136. Tegal has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future. Further, the Company's domestic lines of credit restrict the declaration and payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                           YEAR ENDED MARCH 31,
                                             -------------------------------------------------
                                              1998      1997      1996       1995       1994
                                             -------   -------   -------   --------   --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Revenue..................................  $41,472   $57,423   $62,046   $ 44,645   $ 38,022
  Gross profit.............................   17,095    25,901    28,577     20,583     16,508
  Operating income (loss)..................   (6,673)    3,180     6,572      1,376     (1,072)
  Income (loss) before income taxes........   (5,545)    4,180     6,186        949     (1,501)
  Net income (loss)........................   (5,545)    3,140     5,566        828     (1,501)
  Net income (loss) per share:(1)
     Basic.................................    (0.53)     0.31      1.14      (0.05)     (5.67)
     Diluted...............................    (0.53)     0.29      0.64      (0.05)     (5.67)
  Shares used in per share computation:
     Basic.................................   10,380    10,124     4,506        502        357
     Diluted...............................   10,380    10,764     8,760        502        357
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents................  $25,660   $30,323   $23,283   $  2,351   $  3,462
  Working capital..........................   39,574    45,392    41,726     11,432     11,297
  Total assets.............................   55,146    63,524    64,672     33,744     27,468
  Short-term notes payable to banks and
     others................................      285       252       243      8,164      3,947
  Long-term obligations....................      101       301       356      4,338      3,749
  Redeemable preferred stock...............        0         0         0     21,695     22,382
  Stockholders' equity (deficit)...........   44,804    50,542    47,626    (11,633)   (12,018)

---------------

(1) The Company adopted Statement of Accounting Standard No. 128 ("FAS 128"), Earnings Per Share ("EPS"), which was issued in February 1997. FAS 128 requires presentation of both basic and diluted EPS on the income statement. For all periods presented, basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and potential common stock equivalent shares outstanding during the period, except when antidilutive. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the years indicated as a percentage of revenue:

                                                             MARCH 31,
                                                      -----------------------
                                                      1998     1997     1996
                                                      -----    -----    -----
Revenue.............................................  100.0%   100.0%   100.0%
Cost of sales.......................................   58.8     54.9     53.9
                                                      -----    -----    -----
Gross profit........................................   41.2     45.1     46.1
Operating expenses:
  Research and development..........................   26.6     18.3     16.1
  Sales and marketing...............................   14.7     10.8     10.7
  General and administrative........................   16.0     10.5      8.7
                                                      -----    -----    -----
          Total operating expenses..................   57.3     39.6     35.5
                                                      -----    -----    -----
Operating income....................................  (16.1)     5.5     10.6
Other income (expense), net.........................    2.7      1.7     (0.6)
                                                      -----    -----    -----
Income before income taxes..........................  (13.4)     7.2     10.0
Provision for income taxes..........................    0.0      1.7      1.0
                                                      -----    -----    -----
          Net income................................  (13.4)%    5.5%     9.0%
                                                      =====    =====    =====

YEARS ENDED MARCH 31, 1998, 1997 AND 1996

     The Company's revenue is derived from sales of new and refurbished systems, spare parts and non-warranty service. Revenue declined 27.7 percent in fiscal 1998 from fiscal 1997 (to $41.5 million from $57.4 million). Revenue declined
7.4 percent in fiscal 1997 from fiscal 1996 (to $57.4 million from $62.0 million). The revenue decline in fiscal 1998 as compared to fiscal 1997 and the decline in backlog from $8.3 million as of March 31, 1997 to $3.4 million as of March 31, 1998 were principally attributable to a decline in the number of 900 and 6500 series etch systems sold as the semiconductor industry further curtailed its capital equipment expenditures in the face of a continued industry slowdown. The Company believes that sales of its 6500 series systems were adversely affected in its fourth quarter by the Asian financial crisis which became apparent in the fall of 1997. The revenue decline in fiscal 1997 as compared to fiscal 1996 was principally attributable to a decline in the number of 900 series etch systems sold as the semiconductor industry curtailed its capital equipment expenditures for capacity expansion in the face of an industry-wide over-supply of manufacturing capacity. The Company's sales of spare parts also declined in fiscal 1997 over fiscal 1996, which the Company believes was primarily caused by customers depleting their supplies of spare parts during the industry slowdown. Revenues derived from the sale of the Company's 6500 series critical etch systems increased as a result of both increased unit sales and higher average selling prices in fiscal 1997, partially offsetting the declines experienced in 900 series etch systems and spare parts sales. International sales accounted for approximately 61, 69 and 63 percent of total revenue in fiscal 1998, 1997 and 1996, respectively. The Company expects that international sales will continue to account for a significant portion of its revenue.

  Gross Profit

     The Company's gross profit as a percentage of revenue declined to 41.2 percent in fiscal 1998 from 45.1 percent in fiscal 1997 and 46.1 percent in fiscal 1996. The gross margin decline in fiscal 1998 as compared to fiscal 1997 was principally attributable to a decline in gross margins in the service business as the Company invested in additional field service engineering support for its major 6500 series systems customers that was above and beyond contractually required installation and warranty support. The Company believes that such investments are required to support customer's decisions to reorder its 6500 series systems in the future. The one percent decline in gross profit as a percentage of revenue in fiscal 1997 as compared to fiscal 1996 was principally attributable to a change in product mix in which sales of non-critical etch systems and spare parts, which carry higher gross margins, declined and sales of the Company's 6500 series systems, which continue to carry lower start-up related gross margins, increased.

     The Company's gross profit as a percentage of revenue has been, and will continue to be, affected by a variety of factors, including the mix and average selling prices of systems sold and the costs to manufacture, service and support new product introductions and enhancements. Gross margins for the Company's new systems are typically lower than those of its more mature products due to the inefficiencies associated with the start-up of manufacturing operations, smaller vendor discounts due to lower order volumes and increased service installation and warranty support. As a result of such factors and an anticipation that the semiconductor industry slowdown will continue for several more quarters, the Company does not expect that its gross margin for fiscal 1999 is likely to improve over the fiscal 1998 level.

  Research and Development

     Research and development expenses consist primarily of salaries, prototype material and other costs associated with the Company's research and product development efforts. In absolute dollars, research and development expenses increased to $11.0 million in fiscal 1998 from $10.5 million in fiscal 1997 and $10.0 million in fiscal 1996. Research and development as a percentage of revenue increased to 26.6 percent in fiscal 1998 from 18.3 percent in fiscal 1997 and 16.1 percent in fiscal 1996, as the Company continued to enhance and support its new 6500 series systems in spite of the overall revenue decline in both fiscal years. The absolute dollar increase in fiscal 1998 and 1997 expenses over fiscal 1996 expenses was attributable to the hiring of additional personnel in the applications engineering customer support area and increased spending on prototype material for product enhancement programs. The Company anticipates that fiscal 1999 research and development expenses in absolute dollars will continue at or increase slightly from fiscal 1998 levels to permit the Company to support new product applications at its new 6500 series customer installations and to further enhance that product line.

  Sales and Marketing

     Sales and marketing expenses primarily consist of salaries, commissions, trade show promotion and advertising expenses. In absolute dollars, sales and marketing expenses declined to $6.1 million in fiscal 1998 from $6.2 million in fiscal 1997 and $6.6 million in fiscal 1996. As a percentage of revenue, sales and marketing expenses increased to 14.7 percent in fiscal 1998 from 10.8 percent in fiscal 1997 and 1996. The decline in sales and marketing expenses in fiscal 1998 and fiscal 1997 over fiscal 1996 was principally due to declines in systems sales volumes, resulting in lower commission spending and to reduced spending on advertising. The Company expects to maintain or increase slightly its absolute dollar spending on sales and marketing in fiscal 1999 to fund public relations, advertising and sales literature expenses.

  General and Administrative

     General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities. General and administrative expenses in absolute dollars increased to $6.6 million in fiscal 1998 from $6.0 million in fiscal 1997 and $5.4 million in fiscal 1996. As a percentage of revenues, general and administrative expenses increased to 16.0 percent in fiscal 1998 from 10.5 percent in fiscal 1997 and 8.7 percent in fiscal 1996. The increase in general and administrative expenses in fiscal 1998 over fiscal 1997 was primarily attributable to the Company incurring additional legal fees and expenses in connection with its patent disputes with AMS and TEL. The increase in general and administrative expenses in fiscal 1997 over fiscal 1996 was attributable to the Company incurring the expenses of being a public company for the full year of fiscal 1997 that only partially impacted fiscal year 1996. In addition, the Company incurred approximately $0.2 million in the first quarter of fiscal 1997 to complete the business system upgrade begun in late fiscal 1996. The Company anticipates that its general and administrative expenses for fiscal 1999 will be significantly higher than fiscal 1998 spending due primarily to additional legal costs associated with its intellectual property.

  Other Income (Expense), Net

     Other income (expense), net, consists principally of interest income, interest expense, and gains and losses on foreign exchange and the sale of fixed assets. The Company recorded net non-operating income of $1.1 million and $1.0 million in fiscal 1998 and 1997, respectively. Net non-operating expenses of $0.4 million were recorded in fiscal 1996. In fiscal 1998 and 1997, net non-operating income was primarily attributable to interest income on outstanding cash balances. In fiscal 1996, such expenses reflected interest expenses incurred on loan balances outstanding until the Company's initial public offering ("IPO") in the middle of fiscal 1996 and foreign exchange losses offset, in part, by interest income on the unused portion of the proceeds from the public offering.

  Provision for Income Taxes

     The Company's effective tax rate was 0.0 percent, 25.0 percent and 10.0 percent in fiscal 1998, 1997 and 1996, respectively. Effective tax rates for fiscal 1996 and 1997 were materially lower than the statutory tax rate due to extensive operating loss carryforwards generated in prior years.

  Liquidity and Capital Resources

     For fiscal 1998, the Company financed its operations from available cash balances. In fiscal 1997, the Company financed its operations through cash generated from operations. In fiscal 1996, the Company financed its operations through bank borrowings and net proceeds from its IPO.

     Net cash used in operations was $2.1 million in fiscal 1998, due principally to a net loss of $3.1 million after adjusting for depreciation, a decline in accrued expenses and an increase in inventories offset, in part, by a decline in accounts receivable. Net cash provided by operations was $9.1 million in fiscal 1997, due principally to net income in the period net of non-cash depreciation expense totaling $5.5 million and a decrease in accounts receivable and inventories offset, in part, by a decrease in accounts payable. Operating activities generated approximately $0.2 million in cash flow for fiscal 1996. Approximately $5.4 million of net cash was generated from net income plus depreciation, senior term loan accretion, purchase credit redemptions and accounts receivable reserve accruals, which was almost entirely offset by increases in working capital due to the Company's increased sales volume in that year. Included in net cash from operations were purchase credits for preferred stock redemptions of $0, $1.6 million and $1.9 million in fiscal 1998, 1997 and 1996, respectively. Such credits apply to prior financing from Motorola which has been fully repaid.

     Net capital expenditures totaled $1.3 million, $1.4 million and $2.1 million in fiscal 1998, 1997 and 1996, respectively. Capital expenditures in all three years were incurred principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers.

     Net cash provided by financing activities totaled $0.1 million for fiscal 1998, due principally to proceeds from the exercise of employee stock options and the Company's stock purchase plan offset, in part, by the repayment of borrowings under the Company's two Japanese promissory note borrowing facilities. Net cash used in financing activities for fiscal 1997 were immaterial. Net cash provided by financing activities totaled $23.3 million in fiscal 1996, due principally to the sale of the Company's common stock from its IPO that year.

     As of March 31, 1998, the Company had approximately $25.7 million of cash and cash equivalents. In addition to cash and cash equivalents, the Company's other principal sources of liquidity consisted of unused portions of several bank borrowing facilities. At March 31, 1998, the Company had an aggregate borrowing capacity of $20.0 million available under a domestic line of credit secured by substantially all of the Company's assets. The facility is available until August 15, 1998. In addition to the foregoing facility, as of March 31, 1998, the Company's Japanese subsidiary had available a 562 million Yen (approximately $4.2 million at exchange rates prevailing on March 31, 1998) unused portion of two Japanese bank lines of credit totaling 600 million Yen (approximately $4.5 million at exchange rates prevailing on March 31, 1998) secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable.

     The Company believes that anticipated cash flow from operations, funds available under its lines of credit and existing cash and cash equivalent balances will be sufficient to meet the Company's cash requirements for the next twelve months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Financial Statements and notes thereto appear on this Form 10-K according to the following Index of Consolidated Financial Statements:

                                                              PAGE
                                                              ----
Consolidated Balance Sheets as of March 31, 1998 and
  1997......................................................   26
Consolidated Statements of Operations for the years ended
  March 31, 1998, 1997 and 1996.............................   27
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended March 31, 1998, 1997 and 1996.........   28
Consolidated Statements of Cash Flows for the years ended
  March 31, 1998, 1997 and 1996.............................   29
Notes to Consolidated Financial Statements..................   30
Independent Accountants' Report.............................   40
Independent Auditors' Report................................   41

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

     The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement under the captions "Principal Stockholders" and "Ownership of Stock by Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's Proxy Statement under the caption "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

     (1) Financial Statements

     See Index to Consolidated Financial Statements on page 23 of this Form
10-K.

     (2) Financial Statement Schedules

     The following consolidated financial statement schedule is included herein:

                                                                      PAGE
                                                                      ----
        Schedule II -- Valuation and Qualifying Accounts............  S-1
        Independent Accountants' Report on Schedule.................  S-2
        Independent Auditors' Report on Schedule....................  S-3

    Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the consolidated financial statements or related notes.

     (3) Exhibits

     The following exhibits are referenced or included in this report:

EXHIBIT                           DESCRIPTION
-------                           -----------
  3.1     Certificate of Incorporation of the Registrant, as amended
          (incorporated by reference to Exhibits 3(i).1 and 3(i).2
          included in Registrant's Registration Statement on Form S-1
          (File No. 33-84702) declared effective by the Securities and
          Exchange Commission on October 18, 1995)
  3.2     By-laws of Registrant (incorporated by reference to Exhibit
          3(ii) included in Registrant's Registration Statement on
          Form S-1 (File No. 33-84702) declared effective by the
          Securities and Exchange Commission on October 18, 1995)
 *4.1     Form of Certificate For Common Stock
 *4.2     Information and Registration Rights Agreement between the
          Registrant and the investors listed on Schedule A thereto
          dated December 19, 1989, as amended to date
*10.1     Amended and Restated Equity Incentive Plan

EXHIBIT                           DESCRIPTION
-------                           -----------
*10.2     1990 Stock Option Plan
*10.4     Employee Qualified Stock Purchase Plan
*10.5     Stock Option Plan for Outside Directors
*10.6     Amended and Restated Agreement of Purchase and Sale between the Registrant, Nazem & Company III, L.P. and Motorola, Inc.
          dated December 18, 1989
*10.7     Restructuring Agreement between the Registrant and Motorola,
          Inc. Dated October 31, 1991
*10.8     Conversion Agreement between the Registrant and Motorola,
          Inc. dated August 31, 1994 and amendment thereto dated
          August 8, 1995
 10.10    Employment Agreement between the Registrant and Stephen P.
          DeOrnellas dated December 16, 1997
*10.11    Lease dated August 15, 1986, as amended, between the
          Registrant and South McDowell Investments
*10.12    Technology License Agreement between the Registrant and
          Motorola, Inc. dated December 19, 1989
 10.14    Security and Loan Agreement between the Registrant, Imperial
          Bank and Sanwa Bank dated as of August 15, 1997
*10.15    Supplemental Source Code License Agreement with the
          Registrant and Realtime Performance, Inc. dated as of
          November 1, 1991
*10.16    Incentive Stock Option Agreement between the Registrant and
          Robert V. Hery dated as of September 28, 1993
 10.18    Employment Agreement between Registrant and Michael L.
          Parodi dated as of December 17, 1997
*21       List of Subsidiaries of the Registrant
 23.1     Consent of Independent Accountants
 23.2     Consent of Independent Auditors
 24.1     Power of Attorney (included on page 42 of this Report)
 27.1     Financial Data Schedule for the year ended March 31, 1998
 27.2     Financial Data Schedule - Six Months Ended September 30,
          1997
 27.3     Financial Data Schedule - Three Months Ended June 31, 1997
 27.4     Financial Data Schedule - Year Ended March 31, 1997
 27.5     Financial Data Schedule - Nine Months Ended December 31,
          1996
 27.6     Financial Data Schedule - Six Months Ended September 30,
          1996
 27.7     Financial Data Schedule - Three Months Ended June 30, 1996
 27.8     Financial Data Schedule - Year Ended March 31, 1996

---------------
* Incorporated by reference to identically numbered exhibits included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the Company's fourth quarter ended March 31, 1998. On May 8, 1998, the Company filed a Form 8-K announcing the filing of a registration statement on Form S-3 to register shares of the Company's Common Stock beneficially owned by a stockholder of the Company. The selling stockholder exercised its demand registration rights pursuant to a certain registration rights agreement with the Company.

                               TEGAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $25,660    $30,323
  Accounts receivable, less allowance for doubtful accounts     7,482     12,322
     of $542 and $764.......................................
  Inventory.................................................   14,424     13,154
  Prepaid expenses and other current assets.................    2,249      2,274
                                                              -------    -------
          Total current assets..............................   49,815     58,073
Property and equipment, net.................................    4,982      5,298
Other assets, net...........................................      349        153
                                                              -------    -------
                                                              $55,146    $63,524
                                                              =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $   285    $   252
  Accounts payable..........................................    2,691      3,442
  Accrued expenses and other current liabilities............    7,265      8,987
                                                              -------    -------
          Total current liabilities.........................   10,241     12,681
Long term portion of capital lease obligations..............      101        301
                                                              -------    -------
          Total liabilities.................................   10,342     12,982
                                                              -------    -------
Commitments and contingencies
Stockholders' equity:
  Preferred stock; $0.01 par value; 5,000,000 shares               --         --
     authorized.............................................
  Common stock; $0.01 par value; 35,000,000 shares                106        103
     authorized; 10,566,038 and 10,279,721 shares issued and
     outstanding............................................
  Additional paid-in capital................................   55,177     54,821
  Cumulative translation adjustment.........................     (529)        23
  Accumulated deficit.......................................   (9,950)    (4,405)
                                                              -------    -------
          Total stockholders' equity........................   44,804     50,542
                                                              -------    -------
                                                              $55,146    $63,524
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED MARCH 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Revenue.....................................................  $41,472    $57,423    $62,046
Cost of sales...............................................   24,377     31,522     33,469
                                                              -------    -------    -------
          Gross profit......................................   17,095     25,901     28,577
                                                              -------    -------    -------
Operating expenses:
  Research and development..................................   11,048     10,531     10,000
  Sales and marketing.......................................    6,107      6,182      6,622
  General and administrative................................    6,613      6,008      5,383
                                                              -------    -------    -------
          Total operating expenses..........................   23,768     22,721     22,005
                                                              -------    -------    -------
          Operating income..................................   (6,673)     3,180      6,572
Other income (expenses), net................................    1,128      1,000       (386)
                                                              -------    -------    -------
          Income before income taxes........................   (5,545)     4,180      6,186
Provision for income taxes..................................       --      1,040        620
                                                              -------    -------    -------
          Net income (loss).................................  $(5,545)   $ 3,140    $ 5,566
                                                              =======    =======    =======
Net income (loss) per share:
          Basic.............................................  $  (.54)   $   .31    $  1.14
          Diluted...........................................  $  (.54)   $   .29    $   .64
Shares used in per share computation:
          Basic.............................................   10,364     10,124      4,506
          Diluted...........................................   10,364     10,764      8,760

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                   COMMON STOCK       ADDITIONAL    CUMULATIVE                       TOTAL
                                -------------------    PAID-IN     TRANSLATION    ACCUMULATED    STOCKHOLDERS'
                                  SHARES     AMOUNT    CAPITAL     ADJUSTMENTS      DEFICIT     EQUITY (DEFICIT)
                                ----------   ------   ----------   ------------   -----------   ----------------
Balances at March 31, 1995....     650,780    $  7     $   123        $ 939        $(12,702)        $(11,633)
  Common stock issued under
     option and stock purchase
     plans....................     358,245       3         124           --              --              127
  Net proceeds from IPO.......   3,179,300      32      34,153           --              --           34,185
  Contribution of paid-in
     capital through
     conversion of Motorola
     preferred stock..........          --      --         891           --              --              891
  Conversion of redeemable
     preferred stock to common
     stock at IPO.............   5,876,079      59      19,164           --              --           19,223
  Cumulative translation
     adjustment...............          --      --          --         (324)             --             (324)
  Accretion of Series B
     preferred stock..........          --      --          --           --            (409)            (409)
  Net income..................          --      --          --           --           5,566            5,566
                                ----------    ----     -------        -----        --------         --------
Balances at March 31, 1996....  10,064,404     101      54,455          615          (7,545)          47,626
  Common stock issued under
     option and stock purchase
     plans....................     215,317       2         366           --              --              368
  Cumulative translation
     adjustment...............          --      --          --         (592)             --             (592)
  Net income..................          --      --          --           --           3,140            3,140
                                ----------    ----     -------        -----        --------         --------
Balances at March 31, 1997....  10,279,721     103      54,821           23          (4,405)          50,542
  Common stock issued under
     option and stock purchase
     plans....................     286,317       3         356           --              --              359
  Cumulative translation
     adjustment...............          --      --          --         (552)             --             (552)
  Net income (loss)...........          --      --          --           --          (5,545)          (5,545)
                                ----------    ----     -------        -----        --------         --------
Balances at March 31, 1998....  10,566,038    $106     $55,177        $(529)       $ (9,950)        $ 44,804
                                ==========    ====     =======        =====        ========         ========

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED MARCH 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Cash flows from operating activities:
  Net income (loss).........................................  $(5,545)   $ 3,140    $ 5,566
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Deferred tax asset...................................       --       (638)      (900)
       Depreciation and amortization........................    2,299      2,349      1,435
       Accretion of senior term loan........................       --         --        303
       Purchase credit for preferred stock redemptions......       --     (1,587)    (1,857)
       Allowance for doubtful accounts and sales return
          allowances........................................     (222)       311        (22)
       Changes in operating assets and liabilities:
          Accounts receivable...............................    5,062      3,559     (1,540)
          Inventory.........................................   (1,952)     3,967     (6,509)
          Prepaid expenses and other current assets.........     (171)       435        207
          Accounts payable and other current liabilities....   (2,343)    (2,467)     3,474
                                                              -------    -------    -------
            Net cash provided by (used in) operating
               activities...................................   (2,872)     9,069        157
                                                              -------    -------    -------
Cash flows used in investing activities for the purchases of
  property and equipment....................................   (1,283)    (1,427)    (2,067)
                                                              -------    -------    -------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................      359        368     34,312
  Borrowings under (repayments of) notes payable............       33          9     (7,922)
  Repayment of capital lease financing......................     (348)      (386)      (224)
  Repayment of long-term debt...............................       --         --     (3,000)
                                                              -------    -------    -------
            Net cash provided by (used in) financing
               activities...................................       44         (9)    23,166
                                                              -------    -------    -------
Effect of exchange rates on cash and cash equivalents.......     (552)      (593)      (324)
                                                              -------    -------    -------
Net increase (decrease) in cash and cash equivalents........   (4,663)     7,040     20,932
Cash and cash equivalents at beginning of year..............   30,323     23,283      2,351
                                                              -------    -------    -------
Cash and cash equivalents at end of year....................  $25,660    $30,323    $23,283
                                                              =======    =======    =======
Supplemental disclosures of cash paid during the year:
  Interest..................................................  $    68    $   118    $   605
                                                              =======    =======    =======
  Income taxes..............................................  $    --    $ 1,727    $    45
                                                              =======    =======    =======
Supplemental disclosure of noncash investing and financing
  activities:
  Accretion of Series B preferred stock.....................  $    --    $    --    $   409
                                                              =======    =======    =======
  Transfer of demo lab equipment from inventory to fixed
     assets.................................................  $   682    $   127    $ 2,230
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Tegal Corporation (the "Company") designs, manufactures, markets, and services plasma etch systems used in the fabrication of integrated circuits ("ICs") and related devices in the thin film head, small flat panel and printer head applications. Etching constitutes one of the principal IC and related device production process steps and must be performed numerous times in the production of such devices.

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

     At March 31, 1998 and 1997, all of the Company's investments are classified as cash equivalents on the balance sheet. The investment portfolio at March 31, 1998 and 1997 is comprised of money market funds. At March 31, 1998 and 1997, the fair value of the Company's investments approximated cost.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of the Company's financial instruments, including accounts receivable, approximates fair value.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company's temporary investments are invested in money market funds. The Company's accounts receivable are derived primarily from sales to customers located in the U.S., Europe, and the Far East. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of March 31, 1998, two customers accounted for approximately 24% and 16% of the accounts receivable balance. As of March 31, 1997, two customers accounted for approximately 22% and 14% of the accounts receivable balance.

                               TEGAL CORPORATION

                         MARCH 31, 1998, 1997, AND 1996
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

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

FOREIGN EXCHANGE HEDGING

     At March 31, 1998, the Company had forward exchange contracts maturing at various dates throughout fiscal 1999 to exchange 62,000 Yen into $473 and 14,000 New Taiwanese Dollars (NTD) into $425 which also represented the fair value of these instruments at March 31, 1998. The Company uses hedge accounting to account for these contracts as they are a hedge against currency exposures related to firm sales commitments. The counterparties to these contracts consist of U.S. financial institutions.

     The Company enters into foreign exchange options to hedge partially net accounts receivable or payable U.S. dollar positions on the books of its subsidiaries which are subject to periodic remeasurement. Foreign exchange options permit, but do not require, the Company to exchange currencies at a future date with another party at a contracted exchange rate. The expense of the premiums paid for such options is amortized on a straight-line basis over the term of the option (generally two to three months in duration) as a foreign currency expense. Gains on the options that offset any losses on the underlying balance sheet exposures are recognized as a foreign exchange gain over the term of the options. To date, foreign currency gains on foreign exchange options have been immaterial, and the only expenses incurred have been the premium cost of the options. At March 31, 1998, the Company had no foreign exchange options outstanding.

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

EARNINGS PER SHARE

     The Company adopted Statement of Accounting Standard No. 128 ("FAS 128"), Earnings Per Share ("EPS"), which was issued in February 1997. FAS 128 requires presentation of both basic and diluted EPS on the income statement. For all periods presented, basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and potential common stock equivalent shares outstanding during the period, except when antidilutive. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

                               TEGAL CORPORATION

                         MARCH 31, 1998, 1997, AND 1996
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

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

NOTE 2. BALANCE SHEET AND INCOME STATEMENT DETAIL

     Inventory consisted of:

                                                               MARCH 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Raw materials............................................  $ 2,050    $ 3,988
Work in process..........................................    2,053      2,126
Finished goods and spares................................   10,321      7,040
                                                           -------    -------
                                                           $14,424    $13,154
                                                           =======    =======

     Property and equipment consisted of:

                                                               MARCH 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Machinery and equipment..................................  $ 7,990    $ 7,090
Demo lab equipment.......................................    3,216      2,542
Leasehold improvements...................................    2,818      2,452
                                                           -------    -------
                                                            14,024     12,084
Less accumulated depreciation and amortization...........   (9,042)    (6,786)
                                                           -------    -------
                                                           $ 4,982    $ 5,298
                                                           =======    =======

     Machinery and equipment at March 31, 1998 and 1997 includes approximately $1,388 and $1,370, respectively, of assets under leases that have been capitalized. Accumulated depreciation for such equipment approximated $1,045 and $700, respectively.

     A summary of accrued expenses and other current liabilities follows:

                                                               MARCH 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Accrued compensation costs...............................  $ 1,591    $ 1,554
Income taxes payable.....................................      996      1,221
Product warranty.........................................    2,256      2,251
Other....................................................    2,422      3,961
                                                           -------    -------
                                                           $ 7,265    $ 8,987
                                                           =======    =======

                               TEGAL CORPORATION

                         MARCH 31, 1998, 1997, AND 1996
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     Other income (expenses), net, consisted of the following:

                                                      YEAR ENDED MARCH 31,
                                                    -------------------------
                                                     1998      1997     1996
                                                    ------    ------    -----
Interest income...................................  $1,329    $1,250    $ 526
Interest expense..................................     (68)     (118)    (870)
Foreign currency exchange gain (loss), net........    (138)     (186)    (383)
Other.............................................       5        54      341
                                                    ------    ------    -----
                                                    $1,128    $1,000    $(386)
                                                    ======    ======    =====

NOTE 3. EARNINGS PER SHARE

     FAS 128 requires the reconciliation of the numerators and the denominators of the basic and diluted per share computation as follows:

                                         1998                          1997                          1996
                             ----------------------------   ---------------------------   ---------------------------
                                                PER SHARE                     PER SHARE                     PER SHARE
                             INCOME    SHARES    AMOUNT     INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT
                             -------   ------   ---------   ------   ------   ---------   ------   ------   ---------
Net income (loss):.........  $(5,545)                       $3,140                        $5,566
  Less accretion of Series
  B Preferred Stock........                                                                 (409)
Basic EPS:
  Net income available to
  common stockholders......
                             -------                        ------                        ------
                             $(5,545)  10,364    $(0.54)    $3,140   10,124     $0.31     $5,157   4,506      $1.14
                             -------             ======     ------              =====     ------              =====
Effects of dilutive
securities:
  Stock Options............                                             640                          826
  Preferred Stock..........                                                                  409   3,428
Diluted EPS:
                             -------   ------               ------   ------               ------   -----
  Net income (loss)........  $(5,545)  10,364    $(0.54)    $3,140   10,764     $0.29     $5,566   8,760      $0.64
                             -------   ------    ======     ------   ------     =====     ------   -----      =====

     Options to purchase 2,036,000 shares of common stock were outstanding at March 31, 1998, but were not included in the computation of diluted EPS as the Company was in a loss situation and to do so would have been antidilutive. Options to purchase 53,000 and 310,000 were outstanding at March 31, 1997 and 1996, respectively, but were not included in the computation of diluted EPS as their average exercise price was higher than the average market price of the stock.

NOTE 4. NOTES PAYABLE TO BANKS AND OTHERS

     The Company has a line of credit totaling $20,000 with two U.S. banks. The line bears interest at prime (8.50 percent as of March 31, 1998), is secured by a blanket security in all of the Company's assets, and is available until August 15, 1998. No amount was outstanding on this line of credit at March 31, 1998 and 1997. The line of credit restricts the declaration and payment of cash dividends and includes, among other terms and conditions, requirements that the Company maintain certain financial ratios and covenants. The Company was in compliance with such covenants as of March 31, 1998 and 1997.

     The Company's Japanese subsidiary has two lines of credit available for 300,000 Yen each (approximately $4,504 at exchange rates prevailing as of March 31, 1998), bearing interest at .0125 percent, in excess of Japanese prime (1.625 percent as of March 31, 1998). Both lines of credit are available until November

                               TEGAL CORPORATION

                         MARCH 31, 1998, 1997, AND 1996
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

1998, and are secured by Japanese customer promissory notes provided in advance of payment. Outstanding balances on these lines in U.S. dollars as of March 31, 1998 and 1997, were $285 and $252, respectively.

NOTE 5. INCOME TAXES

     The components of income before income taxes are as follows:

                                                     YEAR ENDED MARCH 31,
                                                  ---------------------------
                                                   1998       1997      1996
                                                  -------    ------    ------
Domestic........................................  $(6,760)   $3,400    $4,173
Foreign.........................................    1,215       780     2,013
                                                  -------    ------    ------
                                                  $(5,545)   $4,180    $6,186
                                                  =======    ======    ======

     The components of the provision for income taxes are as follows:

                                                     YEAR ENDED MARCH 31,
                                                  ---------------------------
                                                   1998       1997      1996
                                                  -------    ------    ------
Current:
  U.S. federal..................................  $  (939)   $1,143    $1,100
  State and local...............................       --       432       200
  Foreign.......................................       --       103       220
                                                  -------    ------    ------
                                                     (939)    1,678     1,520
                                                  -------    ------    ------
Deferred:
  U.S. federal..................................      939      (589)     (900)
  State and local...............................       --       (49)       --
                                                  -------    ------    ------
                                                      939      (638)     (900)
                                                  -------    ------    ------
          Total.................................  $    --    $1,040    $  620
                                                  =======    ======    ======

     The income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

                                                     YEAR ENDED MARCH 31,
                                                  ---------------------------
                                                   1998       1997      1996
                                                  -------    ------    ------
Income tax provision at U.S. statutory rate.....  $(1,885)   $1,424    $2,103
State taxes net of federal benefit..............     (323)      254       132
Utilization of foreign losses...................     (633)       --        --
Reversal of deferred tax assets previously
  reserved......................................       --      (178)       --
Utilization of net operating losses.............    1,621        --        --
Increase (reduction) in valuation allowance.....    1,161      (460)   (1,700)
Other...........................................       59        --        85
                                                  -------    ------    ------
  Income tax expense............................  $    --    $1,040    $  620
                                                  =======    ======    ======

                               TEGAL CORPORATION

                         MARCH 31, 1998, 1997, AND 1996
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     The components of deferred taxes are as follows:

                                                               MARCH 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Revenue recognized for tax and deferred for book.........  $   378    $   556
Non-deductible accruals and reserves.....................    2,702      2,910
Foreign net operating loss carryforward..................      968      1,601
Credits..................................................    1,550         --
Uniform cap adjustment...................................      130        330
Other....................................................      (26)        83
                                                           -------    -------
                                                             5,702      5,480
Valuation allowance......................................   (5,463)    (4,302)
                                                           -------    -------
          Net deferred tax asset.........................  $   239    $ 1,178
                                                           =======    =======

     The Company has recorded net deferred tax assets of approximately $239 and $1,178 at March 31, 1998 and 1997, respectively. Management's evaluation of the recoverability of the Company's deferred tax is based upon the Company's ability to carry back temporary differences for future tax deductions against previously taxed income.

     At March 31, 1998, the Company has operating loss carryforwards in foreign jurisdictions amounting to approximately $2,400, which begin to expire on March 31, 1999.

NOTE 6. LEASE COMMITMENTS

     The Company has several noncancelable operating leases and capital leases, primarily for general office, production, and warehouse facilities, that expire over the next five years. Future minimum lease payments under these leases are as follows:

                                                          YEAR ENDED MARCH 31,
                                                   ----------------------------------
                                                   CAPITAL LEASES    OPERATING LEASES
                                                   --------------    ----------------
1999.............................................       $223              $1,846
2000.............................................         66               1,799
2001.............................................         32               1,718
2002.............................................          3                  34
2003.............................................         --                  --
                                                        ----              ------
Total minimum lease payments.....................       $324              $5,397
                                                                          ======
Less amount representing interest................        (31)
                                                        ----
                                                        $293
                                                        ====

     The above schedule of minimum payments excludes minimum annual sublease rentals payable to the Company totaling $391 through January 31, 2001, under operating subleases. In addition, most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases was $1,949, $2,406, and $2,613 during the years ended March 31, 1998, 1997, and 1996, respectively.

                               TEGAL CORPORATION

                         MARCH 31, 1998, 1997, AND 1996
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

NOTE 7. EMPLOYEE BENEFIT PLANS

  Equity Incentive Plan

     Pursuant to the Amended and Restated Equity Incentive Plan ("Equity Incentive Plan"), options and stock purchase rights to purchase 3,500,000 shares of common stock may be granted to management and consultants. The exercise price of options and the purchase price of stock purchase rights generally is the fair value of the Company's common stock on the date of grant. At the date of issuance of the stock options, all options are exercisable; however the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment or consulting agreement at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. Incentive stock options are exercisable for up to 10 years from the grant date of the option. Nonqualified stock options are exercisable for up to 15 years from the grant date of the option. As of March 31, 1998, 612,303 shares were available for issuance under the Equity Incentive Plan.

  1990 Stock Option Plan

     Pursuant to the terms of the Company's 1990 Stock Option Plan ("Option Plan"), options and stock purchase rights to purchase 550,000 shares of common stock may be granted to employees of the Company or its affiliates. Incentive stock options are exercisable for a period of up to 10 years from the date of grant of the option and nonqualified stock options are exercisable for a period of up to 10 years and 2 days from the date of grant of the option. At the date of issuance of the stock options, all options are exercisable; however, the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. As of March 31, 1998, 56,788 shares were available for issuance under the Option Plan.

  Directors Stock Option Plan

     Pursuant to the terms of the Stock Option Plan for Outside Directors ("Directors Plan"), up to 300,000 shares of common stock may be granted to Directors. Under the Directors Plan, each Outside Director who was a member of the Board at the date of the Company's initial public offering ("IPO") received 30,000 shares, of which 10,000 shares vested immediately and the right to purchase the remaining 20,000 shares vesting over the next three years in equal annual installments on the anniversary of such effective date. Any shares granted subsequent to the date of the IPO will vest annually over four years, contingent upon continued service as a director. As of March 31, 1998, 180,000 shares were available for issuance under the Directors Plan.

     The following table summarizes the Company's stock option activity for the three plans described above and weighted average exercise price within each transaction type for each of the years ended March 31, 1998, 1997, and 1996 (number of shares in thousands):

                                                 1998               1997               1996
                                            ---------------    ---------------    ---------------
                                            SHARES    PRICE    SHARES    PRICE    SHARES    PRICE
                                            ------    -----    ------    -----    ------    -----
Options outstanding at beginning of
  year....................................   1,413    $4.36    1,163     $4.90      996     $0.40
Options canceled..........................    (101)    6.07     (183)     9.52      (65)     0.27
Options granted...........................     942     6.01      595      5.50      590     10.25
Options exercised.........................    (219)    0.47     (162)     0.33     (358)     0.36
                                            ------    -----    -----     -----    -----     -----
Options outstanding March 31..............   2,036    $5.46    1,413     $4.36    1,163     $4.90
                                            ======    =====    =====     =====    =====     =====

                               TEGAL CORPORATION

                         MARCH 31, 1998, 1997, AND 1996
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     At March 31, 1998, the repurchase right associated with 542,534 of the options outstanding had elapsed.

     Significant option groups outstanding at March 31, 1998, and related weighted average exercise price of options granted for which the Company no longer has the right to repurchase and contractual life information are as follows (share information in thousands):

                                        OPTIONS NO LONGER
                           SHARES           SUBJECT TO
                        OUTSTANDING     REPURCHASE RIGHTS
                       --------------   ------------------    REMAINING
EXERCISE PRICE RANGE     #     PRICE      #        PRICE     LIFE (YEARS)
---------------------  -----   ------   ------   ---------   ------------
     $.24 - $.53         229   $  .49    221      $  .48         5.58
    $4.25 - $5.50      1,104     4.77    152        5.23         9.67
    $6.13 - $6.25        129     6.20     25        6.25        11.43
    $6.88 - $8.75        507     8.14     92        6.97        11.42
       $12.00             67    12.00     53       12.00         8.13

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

     The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards:

                                                             1998       1997
                                                            -------    -------
Expected life (years).....................................  4 years    4 years
Risk-free interest rate...................................    6.16%      6.07%
Volatility................................................      60%        60%
Dividend yield............................................       0%         0%

     The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted during 1998 and 1997 was $2.66 and $3.67 per option, respectively. The estimated fair value, as defined by SFAS 123, attributable to options canceled and reissued during 1998 and 1997 were $0 and $1.53 per option, respectively. In addition, included in pro forma net income for fiscal year 1998 and 1997 is an adjustment of $81 and $104, respectively, related to the cancellation of vested options not exercised due to employee terminations.

  Stock Purchase Plan

     Since 1996, the Company has offered an Employee Qualified Stock Purchase Plan ("Employee Plan") under which rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at the beginning of a twelve month offering period or at the end of that twelve month period. Beginning in 1997, the offering period has been reduced from twelve months to six months. Under the Employee Plan, the Company is authorized to grant options to purchase up to 250,000 shares of common

                               TEGAL CORPORATION

                         MARCH 31, 1998, 1997, AND 1996
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

stock. 61,371 common stock shares were purchased in fiscal 1998 and 53,633 common shares were purchased in 1997. Shares available for future purchase under the Employee Plan were 134,996 at March 31, 1998.

     Compensation cost (included in pro forma net income and net income per share amounts only) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the Employee Plan was calculated using the Black-Scholes model. Included in the pro forma net income for fiscal year 1996 is compensation expense related to purchase rights granted during the period December 15, 1995 through March 31, 1996. Fiscal years 1997 and 1998 reflect purchase rights earned for the full fiscal year. The weighted average estimated grant date fair value per share for rights granted under the Employee Plan, as defined by SFAS 123, for stock purchased under the Employee Plan during 1998, was $1.47.

  Pro Forma Net Income and Net Income Per Share

     Had the Company recorded compensation costs based on the estimated grant date fair value (as defined by SFAS 123) for awards granted under its stock option plans and stock purchase plan, the Company's net income and earnings per share would have been reduced to the pro forma amounts below for the years ended March 31, 1998, 1997 and 1996:

                                                   1998       1997      1996
                                                  -------    ------    ------
Pro forma net income............................  $(6,674)   $1,865    $5,155
Pro forma net income (loss) per share:
  Basic.........................................  $ (0.64)   $ 0.18    $ 1.14
  Diluted.......................................  $ (0.64)   $ 0.17    $ 0.59

     The pro forma effect on net income and net income per share takes into consideration pro forma compensation related only to grants made after December 15, 1995. Consequently, the pro forma effect on net income and net income per share for 1998 and 1997 is not necessarily representative of the pro forma effect on net income in future years.

  Savings and Investment Plan

     The Company has established a defined contribution plan that covers substantially all U.S. employees who are regularly scheduled to work 20 or more hours per week. Employee contributions of up to 4% of each covered employee's compensation will be matched by the Company based upon a percentage to be determined annually by the Board of Directors ("Board"). Employees may contribute up to 15% of their compensation, not to exceed a prescribed maximum amount. The Company made contributions to the plan of $31, $28, and $27 in the years ended March 31, 1998, 1997, and 1996, respectively.

NOTE 8. SHAREHOLDER RIGHTS PLAN

     On June 11, 1996, the Board adopted a Preferred Shares Rights Agreement ("Agreement") and pursuant to the Agreement authorized and declared a dividend of one preferred share purchase right ("Right") for each common share of the Company's outstanding shares at the close of business on July 1, 1996. The Rights are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquiror to take over the Company, in a manner or under terms not approved by the Board. Each Right becomes exercisable to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $45.00 upon certain circumstances associated with an unsolicited takeover attempt and expires on June 11, 2006. The Company may redeem the Rights at a price of $0.01 per Right.

                               TEGAL CORPORATION

                         MARCH 31, 1998, 1997, AND 1996
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

NOTE 9. CUSTOMERS AND FOREIGN OPERATIONS

     The Company's sales are primarily to domestic and international semiconductor manufacturers. The top five customers accounted for approximately 41%, 46%, and 42% of the Company's total net sales for the years ended March 31, 1998, 1997, and 1996, respectively. Two customers accounted for approximately 16% and 8%, respectively, of net sales for the year ended March 31, 1998, two customers accounted for approximately 17% and 10%, respectively, of net sales for the year ended March 31, 1997, and two customers accounted for 14% and 13%, respectively, of the Company's net sales for the year ended March 31, 1996.

     The Company's operations by geographical region were as follows:

                                                     YEAR ENDED MARCH 31,
                                                 -----------------------------
                                                  1998       1997       1996
                                                 -------    -------    -------
Revenues:
  Sales to unaffiliated customers:
     United States:
       Customers in United States..............  $16,045    $17,795    $22,816
       Customers in Asia.......................   11,110     18,640     10,928
     Europe....................................    8,667     10,061     13,769
     Japan.....................................    5,650     10,927     14,533
                                                 -------    -------    -------
          Total external sales.................  $41,472    $57,423    $62,046
                                                 =======    =======    =======
Intercompany sales among geographic areas:
  From United States...........................  $ 9,057    $10,052    $19,401
  From Europe..................................      940        684        562
  Consolidation eliminations...................   (9,997)   (10,736)   (19,963)
                                                 -------    -------    -------
          Net intercompany sales...............  $    --    $    --    $    --
                                                 =======    =======    =======

     Intercompany sales among the Company's geographic areas are recorded on the basis of intercompany prices established by the Company.

                                                     YEAR ENDED MARCH 31,
                                                 -----------------------------
                                                  1998        1997       1996
                                                 -------     ------     ------
Operating income (loss):
  United States................................  $(7,425)    $2,378     $4,465
  Europe.......................................      478        115        594
  Japan........................................      274        687      1,513
                                                 -------     ------     ------
          Operating income.....................  $(6,673)    $3,180     $6,572
                                                 =======     ======     ======

                                                                MARCH 31,
                                                            ------------------
                                                             1998       1997
                                                            -------    -------
Identifiable assets at year-end:
  United States...........................................  $55,326    $62,494
  Europe..................................................    8,819      8,345
  Japan...................................................    4,424      4,215
  Consolidation eliminations..............................  (13,423)   (11,530)
                                                            -------    -------
          Total identifiable assets.......................  $55,146    $63,524
                                                            =======    =======

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Tegal Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 24 present fairly, in all material respects, the financial position of Tegal Corporation and its subsidiaries at March 31, 1998 and 1997 and the results of its operations and cash flows for each of the two years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The consolidated financial statements of Tegal Corporation for the year ended March 31, 1996 included herein, were audited by other independent accountants whose report dated April 23, 1996 expresses an unqualified opinion on those statements.

                                          /s/ Price Waterhouse LLP

San Jose, California
April 24, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Tegal Corporation:

     We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Tegal Corporation and subsidiaries for the year ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Tegal Corporation and subsidiaries for the year ended March 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ KPMG Peat Marwick LLP

Mountain View, California
April 23, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEGAL CORPORATION

                                          By:     /s/ MICHAEL L. PARODI
                                            ------------------------------------
                                                     Michael L. Parodi
                                            President & Chief Executive Officer

Dated: May 18, 1998

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael L. Parodi and David Curtis, jointly and severally, his attorneys-in-fact, each with the powers of substitution, for him in any and all capacities, to sign any amendments to this Report of Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                 /s/ ROBERT V. HERY                    Chairman and Director              May 18, 1998
-----------------------------------------------------
                   Robert V. Hery

                /s/ MICHAEL L. PARODI                  President, Chief Executive         May 18, 1998
-----------------------------------------------------  Officer and Director (Principal
                  Michael L. Parodi                    Executive Officer)

                  /s/ DAVID CURTIS                     Chief Financial Officer            May 18, 1998
-----------------------------------------------------  (Principal Financial Officer)
                    David Curtis

                /s/ WILLIAM F. O'SHEA                  Corporate Controller (Principal    May 18, 1998
-----------------------------------------------------  Accounting Officer)
                  William F. O'Shea

                   /s/ FRED NAZEM                      Director                           May 18, 1998
-----------------------------------------------------
                     Fred Nazem

                 /s/ JEFFREY KRAUSS                    Director                           May 18, 1998
-----------------------------------------------------
                   Jeffrey Krauss

                 /s/ THOMAS R. MIKA                    Director                           May 18, 1998
-----------------------------------------------------
                   Thomas R. Mika

                /s/ EDWARD A. DOHRING                  Director                           May 18, 1998
-----------------------------------------------------
                  Edward A. Dohring

                                                                     SCHEDULE II

                               TEGAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED MARCH 31, 1996, 1997, 1998
                                 (IN THOUSANDS)

                                         BALANCE AT     CHARGED TO    CHARGED                   BALANCE
                                          BEGINNING     COSTS AND     TO OTHER                  AT END
              DESCRIPTION                  OF YEAR       EXPENSES     ACCOUNTS    DEDUCTIONS    OF YEAR
              -----------                -----------    ----------    --------    ----------    -------
Year ended March 31, 1996:
  Product warranty.....................    $1,155         $3,634       $  (4)      $(2,199)     $2,586
  Doubtful accounts....................       261            262         (94)          (68)        361
  Sales returns and allowances.........       185            298        (171)         (229)         83
  Cash discounts.......................        29             87         (78)          (29)          9
Year ended March 31, 1997:
  Product warranty.....................     2,586          4,406        (118)       (4,623)      2,251
  Doubtful accounts....................       361             13          --           (54)        320
  Sales returns and allowances.........        83            532          (1)         (211)        403
  Cash discounts.......................         9             51          --           (19)         41
Year ended March 31, 1998:
  Product warranty.....................     2,251          2,706         (31)       (2,670)      2,256
  Doubtful accounts....................       320            154          --          (177)        297
  Sales returns and allowances.........       444            214          --          (420)        238
  Cash discounts.......................        41             31          --           (65)          7

                  INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE

The Board of Directors
Tegal Corporation:

     Our audit of the consolidated financial statements for the years ended March 31, 1998 and 1997 referred to in our report dated April 23, 1998, appearing on page 40 in the 1998 Annual Report on Form 10-K also included an audit of the Financial Statement Schedule for each of the years in the two-year period ended March 31, 1998 listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                 /s/ Price Waterhouse LLP

San Jose, California
April 24, 1998

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors
Tegal Corporation:

     Under date of April 23, 1996, we reported on the consolidated statements of operations, stockholders' equity (deficit), and cash flows of Tegal Corporation and subsidiaries for the year ended March 31, 1996, which are included herein. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index in Item 14, as of and for the year ended March 31, 1996. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, the consolidated financial statement schedule, referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG Peat Marwick LLP

Mountain View, California
April 23, 1996

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
 10.10     Employment Agreement between Registrant and Stephen P.
           DeOrnellas dated December 16, 1997
 10.14     Security and Loan Agreement between the Registrant, Imperial
           Bank and Sanwa Bank dated as of August 15, 1997
 10.18     Employment Agreement between Registrant and Michael L.
           Parodi dated as of December 17, 1997
  23.1     Consent of Independent Accountants
  23.2     Consent of Independent Auditors
  24.1     Power of Attorney (included on page 42)
  27.1     Financial Data Schedule for the year ended March 31, 1998
  27.2     Financial Data Schedule - Six Months Ended September 30,
           1997
  27.3     Financial Data Schedule - Three Months Ended June 31, 1997
  27.4     Financial Data Schedule - Year Ended March 31, 1997
  27.5     Financial Data Schedule - Nine Months Ended December 31,
           1996
  27.6     Financial Data Schedule - Six Months Ended September 30,
           1996
  27.7     Financial Data Schedule - Three Months Ended June 30, 1996
  27.8     Financial Data Schedule - Year Ended March 31, 1996