Form 10-Q
period 1998-06-30
TEGAL CORP /DE/
filed 1998-08-13
CIK 931059

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                 FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1998

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

                              Yes  [X]     No  [ ]

     As of June 30, 1998, there were 10,567,538 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       TEGAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                        PAGE
                                                                        ----
          PART I. FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Condensed Consolidated Statements of Operations -- for the
          three months ended June 30, 1998 and 1997...................    2
          Condensed Consolidated Balance Sheets, as of June 30, 1998
          and March 31, 1998..........................................    3
          Condensed Consolidated Statements of Cash Flows -- for the
          three months ended June 30, 1998 and 1997...................    4
          Notes to Condensed Consolidated Financial Statements........    5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................    7

          PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...........................................   10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................   10
          SIGNATURES..................................................   11

                        PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Revenue.....................................................  $ 6,484    $ 9,086
Cost of sales...............................................    4,101      5,062
                                                              -------    -------
  Gross profit..............................................    2,383      4,024
Operating expenses:
  Research and development..................................    2,640      2,799
  Sales and marketing.......................................    1,425      1,423
  General and administrative................................    1,915      1,414
                                                              -------    -------
     Total operating expenses...............................    5,980      5,636
                                                              -------    -------
     Operating loss.........................................   (3,597)    (1,612)
Other income, net...........................................      207        394
                                                              -------    -------
Loss before income taxes....................................   (3,390)    (1,218)
Provision for income taxes..................................       --         --
                                                              -------    -------
Net loss....................................................  $(3,390)   $(1,218)
                                                              =======    =======
Net loss per common share:
     Basic..................................................  $ (0.32)   $ (0.12)
     Diluted................................................  $ (0.32)   $ (0.12)
Shares used in per share computation:
     Basic..................................................   10,568     10,281
     Diluted................................................   10,568     10,281

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                              JUNE 30,    MARCH 31,
                                                                1998        1998
                                                              --------    ---------
Current assets:
  Cash and cash equivalents.................................  $ 23,147     $25,660
  Receivables, net..........................................     4,928       7,482
  Inventories...............................................    15,657      14,424
  Prepaid expenses and other current assets.................     2,192       2,249
                                                              --------     -------
          Total current assets..............................    45,924      49,815
Property and equipment, net.................................     4,509       4,982
Other assets, net...........................................       357         349
                                                              --------     -------
                                                              $ 50,790     $55,146
                                                              ========     =======
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $    625     $   285
  Accounts payable..........................................     2,286       2,691
  Accrued expenses and other current liabilities............     6,430       7,265
                                                              --------     -------
          Total current liabilities.........................     9,341      10,241
Long-term portion of capital lease obligation...............        83         101
                                                              --------     -------
          Total liabilities.................................     9,424      10,342
                                                              --------     -------
Stockholders' Equity:
  Common stock..............................................       106         106
  Additional paid-in capital................................    55,177      55,177
  Cumulative translation adjustment.........................      (577)       (529)
  Accumulated deficit.......................................   (13,340)     (9,950)
                                                              --------     -------
          Total stockholders' equity........................    41,366      44,804
                                                              --------     -------
                                                              $ 50,790     $55,146
                                                              ========     =======

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Cash flows from operating activities:
  Net loss..................................................  $(3,390)   $(1,218)
  Adjustments to reconcile net loss to cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................      526        652
     Changes in operating assets and liabilities............      190     (3,245)
                                                              -------    -------
          Net cash used in operating activities.............   (2,674)    (3,811)
                                                              -------    -------
Cash flows used in investing activities -- purchases of
  property and equipment....................................      (53)      (449)
                                                              -------    -------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................       --        117
  Borrowings under lines of credit..........................      340      2,255
  Repayment of capital lease financing......................      (78)       (95)
                                                              -------    -------
          Net cash provided by financing activities.........      262      2,277
                                                              -------    -------
Effect of exchange rates on cash and cash equivalents.......      (48)       242
                                                              -------    -------
Net decrease in cash and cash equivalents...................   (2,513)    (1,741)
Cash and cash equivalents at beginning of period............   25,660     30,323
                                                              -------    -------
Cash and cash equivalents at end of period..................  $23,147    $28,582
                                                              =======    =======

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1. BASIS OF PRESENTATION:

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 1998 audited consolidated financial statements and include all adjustments consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report on Form 10-K of Tegal Corporation (the "Company") for the year ended March 31, 1998. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of results to be expected for the entire year.

2. INVENTORIES:

     Inventories consisted of:

                                                          JUNE 30,    MARCH 31,
                                                            1998        1998
                                                          --------    ---------
Raw Materials...........................................  $ 1,861      $ 2,050
Work in Progress........................................    3,236        2,053
Finished Goods and Spares...............................   10,560       10,321
                                                          -------      -------
                                                          $15,657      $14,424
                                                          =======      =======

3. NET INCOME (LOSS) PER COMMON SHARE:

     FAS 128 requires the reconciliation of the numerators and the denominators of the basic and diluted per share computation as follows:

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Net loss (numerator).....................................  $(3,390)   $(1,218)
                                                           =======    =======
Shares calculation (denominator):
Weighted average shares outstanding during the period....   10,568     10,281
Effect of dilutive securities:
Common stock equivalents.................................       --         --
                                                           -------    -------
Average shares outstanding -- assuming dilution..........   10,568     10,281
                                                           =======    =======
Basic earnings per share.................................  $ (0.32)   $ (0.12)
                                                           =======    =======
Earnings per share assuming dilution.....................  $ (0.32)   $ (0.12)
                                                           =======    =======

     Options to purchase 2,013,649 and 1,476,838 shares of common stock were outstanding during the three months ended June 30, 1998 and June 30, 1997, respectively, but were not reflected in the computations of diluted EPS because the Company recorded a net loss in those periods and to do so would have been anti-dilutive.

                       TEGAL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

4. INCOME TAX EXPENSE:

     No provision for federal or state income tax has been recorded for the three month periods ended June 30, 1998 and 1997, respectively, as the Company has recorded a net loss before taxes for both periods. The Company did not recognize a benefit for these net losses before taxes because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude are uncertain.

5. NEW ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 are not expected to have a material effect on the Company's consolidated financial statements, which will be effective for the Company's fiscal year ending March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information contained herein contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for the Company's products, the Company's quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, the impact of the Asian financial crisis on semiconductor capital equipment demand, current soft demand for semiconductor manufacturing equipment, particularly for equipment procured for capacity additions such as the Company's non-critical etch systems, the cyclicality of the semiconductor industry, dependence on recently introduced systems for the critical etch markets, impediments to customer acceptance, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in the Company's SEC reports. For further information, refer to the business description and additional risk factors sections included in the Company's Form 10-K for the year ended March 31, 1998, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The Company designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits, read-write heads for the disk drive industry, printer heads and small flat panel displays.

     The following table sets forth certain financial items as a percentage of revenue for the three month periods ended June 30, 1998 and 1997:

                                                               THREE MONTHS
                                                                  ENDED
                                                                 JUNE 30,
                                                              --------------
                                                              1998     1997
                                                              -----    -----
Revenue.....................................................  100.0%   100.0%
Cost of sales...............................................   63.2     55.7
                                                              -----    -----
Gross profit................................................   36.8     44.3
                                                              -----    -----
Operating expenses:
  Research and development..................................   40.7     30.7
  Sales and marketing.......................................   22.0     15.7
  General and administrative................................   29.6     15.6
                                                              -----    -----
          Total operating expenses..........................   92.3     62.0
                                                              -----    -----
Operating loss..............................................  (55.5)   (17.7)
Other income, net...........................................    3.2      4.3
                                                              -----    -----
Income before income taxes..................................  (52.3)   (13.4)
Provision for income taxes..................................    0.0      0.0
                                                              -----    -----
Net loss....................................................  (52.3)%  (13.4)%
                                                              =====    =====

     Revenue. Revenue for the three months ended June 30, 1998 was $6.5 million, down 28.6% over the comparable period in 1997. The decrease from the comparable period in the prior year was primarily attributable to the absence of any critical etch system sales in the current period. In the comparable period in the prior year, the Company recognized revenue on one 6500 series system sale.

     Revenue from spare parts and service sales was $4.1 million for the three month period ended June 30, 1998, down from $4.5 million for the three month period ended June 30, 1997, which the Company believes is a result of customers curtailing spare parts purchases during the current industry slowdown.

     International sales as a percentage of the Company's revenue was approximately 66.1% and 58.7% for the three months ended June 30, 1998 and 1997, respectively. The Company believes that international sales will continue to represent a significant portion of its revenue.

     The Company believes that the slowdown in the semiconductor equipment industry is likely to persist for the next several quarters. While the Company believes that those industry conditions are likely to adversely affect its revenues for the next several quarters, the Company anticipates that its revenues for the next one to two quarters are likely to be above the revenue for the three month period ended June 30, 1998.

     Gross profit. Gross profit as a percentage of revenue (gross margin) was 36.8% and 44.3% for the three months ended June 30, 1998 and 1997, respectively. The decline in gross margin for the three months ended June 30, 1998 compared to the comparable period in the prior year was principally attributable to spreading reduced manufacturing overhead expenses over substantially lower revenue volume.

     Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with the Company's ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $2.6 million and $2.8 million for the three months ended June 30, 1998 and 1997, respectively, representing 40.7% and 30.7% of revenue, respectively. The decrease in research and development spending for the period ended June 30, 1998, compared to the comparable period in the prior year was attributable to decreased spending on prototype material.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $1.4 million for each of the three months ended June 30, 1998 and 1997, representing 22.0% and 15.7% of revenue, respectively.

     General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1.9 million and $1.4 million for the three months ended June 30, 1998 and 1997, representing 29.6% and 15.6% of revenue, respectively. The increase in general and administrative spending for the period ended June 30, 1998, compared to the comparable period in the prior year was primarily attributable to the Company incurring additional legal expenses in connection with its patent disputes with Austria Mikro Systeme International AG and AMS Austria MikroSysteme International, Inc. ("AMS") and Tokyo Electron Limited ("TEL"). See "Part II, Item 1. Legal Proceedings."

     Other income, net. Other income, net consists primarily of interest income on outstanding cash balances, and gains and losses on foreign exchange.

     Income tax expense. No provision for federal or state income tax has been recorded for the three months ended June 30, 1998 and 1997, respectively, as the Company has recorded a net loss before taxes in both periods. The Company did not recognize a benefit for this net loss before taxes in those periods because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

     For the three month periods ended June 30, 1998 and 1997, the Company financed its operations through the use of outstanding cash balances.

     Net cash used in operations was $2.7 million during the three months ended June 30, 1998, due principally to a net loss of $2.9 million after adjusting for depreciation, an increase in inventory, and a decline in accrued expenses and accounts payable, offset in part, by a decline in accounts receivable. Net cash used in operations was $3.8 million for the three months ended June 30, 1997, due principally to a net loss of $0.6 million after adjusting for depreciation, a decline in accrued expenses and accounts payable and an increase in inventories offset, in part, by a decline in accounts receivable.

     Net capital expenditures totaled $0.1 million and $0.4 million for the three months ended June 30, 1998 and 1997, respectively. Capital expenditures in both periods were incurred principally for leasehold improvements and to acquire design tools, analytical equipment and computers.

     Net cash provided by financing activities totaled $0.3 million and $2.3 million for the three months ended June 30, 1998 and 1997, respectively. In both periods, the increase was due principally to increased borrowings under the Company's two Japanese borrowing facilities offset, in part, by repayment of capital lease obligations.

     As of June 30, 1998, the Company had approximately $23.1 million of cash and cash equivalents. In addition to cash and cash equivalents, the Company's other principal sources of liquidity consisted of the unused portions of several bank borrowing facilities. At June 30, 1998, the Company had an aggregate borrowing capacity of $20.0 million available under a domestic line of credit secured by substantially all of the Company's assets. The facility is available until August 15, 1998. The Company is presently negotiating the terms of a renewal of a portion of the domestic line of credit for approximately $12.5 million. In addition to the foregoing facility, as of June 30, 1998, the Company's Japanese subsidiary had available a 513 million Yen (approximately $3.7 million at exchange rates prevailing on June 30, 1998) unused portion of two Japanese bank lines of credit totaling 600 million Yen (approximately $4.3 million at exchange rates prevailing on June 30, 1998) secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable.

     The Company believes that anticipated cash flow from operations, funds available under its lines of credit and existing cash and cash equivalent balances will be sufficient to meet the Company's cash requirements for at least the next twelve months.

MARKET RISK DISCLOSURE

     The Company has an investment portfolio of securities that are principally comprised of money market funds. These funds are subject to interest rate risk and may fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities having a maturity of three months or less.

     The Company has foreign subsidiaries which operate and sell the Company's products in various global markets. As a result, the Company's cashflow and earnings are exposed to fluctuations in interest rate and foreign currency exchange rates. The Company attempts to limit these exposures through the use of various hedge instruments, primarily forward exchange contracts and currency option contracts (with maturities of less than three months) to manage its exposure associated with firm obligations and net asset and liability positions denominated in non-functional currencies.

                          PART II -- OTHER INFORMATION

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

     On March 17, 1998, the Company filed a suit in the United States District Court in the Eastern District of Virginia against Tokyo Electron Limited and several of its U.S. subsidiaries (collectively, "TEL") alleging that TEL's current generation of etch equipment infringes certain of the Company's patents. The Company is seeking, among other things, injunctive relief barring TEL from importing or selling such products. No assurance can be given as to the outcome of such legal proceedings or as to the effect of any such outcome on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K

          The Company filed a Current Report on Form 8-K on May 11, 1998 regarding the filing of a registration statement on Form S-3.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 1998

                                          TEGAL CORPORATION
                                          (Registrant)

                                          /s/        DAVID CURTIS

                                          --------------------------------------
                                                       David Curtis
                                          Chief Financial Officer, Treasurer and
                                              Secretary (Principal Financial
                                                         Officer)

                                 EXHIBIT INDEX



Exhibit
  No.                      Description
-------                    -----------

  27                       Financial Data Schedule