Form 10-Q
period 1998-09-30
TEGAL CORP /DE/
filed 1998-11-04
CIK 931059

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

              FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998

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

                               Yes [X]     No [ ]

     As of September 30, 1998, there were 10,621,126 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       TEGAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         Condensed Consolidated Statements of Operations -- for the
         three and six months ended September 30, 1998 and 1997......    3
         Condensed Consolidated Balance Sheets, as of September 30,
         1998 and March 31, 1998.....................................    4
         Condensed Consolidated Statements of Cash Flows -- for the
         six months ended September 30, 1998 and 1997................    5
         Notes to Condensed Consolidated Financial Statements........    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................    8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.................................................   11

                        PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................   12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................   12
         SIGNATURES..................................................   13

                        PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                    ------------------      ------------------
                                                     1998       1997         1998       1997
                                                    -------    -------      -------    -------
Revenue...........................................  $10,033    $11,726      $16,517    $20,812
Cost of sales.....................................    7,321      6,827       11,422     11,889
                                                    -------    -------      -------    -------
  Gross profit....................................    2,712      4,899        5,095      8,923
Operating expenses:
  Research and development........................    2,373      2,994        5,013      5,793
  Sales and marketing.............................    1,459      1,834        2,884      3,257
  General and administrative......................    2,173      1,410        4,088      2,824
                                                    -------    -------      -------    -------
     Total operating expenses.....................    6,005      6,238       11,985     11,874
                                                    -------    -------      -------    -------
     Operating loss...............................   (3,293)    (1,339)      (6,890)    (2,951)
Other income, net.................................      218        243          425        637
                                                    -------    -------      -------    -------
Loss before income taxes..........................   (3,075)    (1,096)      (6,465)    (2,314)
Provision for income taxes........................        0          0            0          0
                                                    -------    -------      -------    -------
Net loss..........................................  $(3,075)   $(1,096)     $(6,465)   $(2,314)
                                                    =======    =======      =======    =======
Net loss per common share:
     Basic/Diluted................................  $ (0.29)   $ (0.11)     $ (0.61)   $ (0.22)
Shares used in per share computation:
     Basic/Diluted................................   10,618     10,331       10,593     10,306

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,    MARCH 31,
                                                                  1998           1998
                                                              -------------    ---------
Current assets:
  Cash and cash equivalents.................................    $ 20,299        $25,660
  Receivables, net..........................................       8,647          7,482
  Inventories...............................................      14,830         14,424
  Prepaid expenses and other current assets.................       1,351          2,249
                                                                --------        -------
          Total current assets..............................      45,127         49,815
Property and equipment, net.................................       4,281          4,982
Other assets, net...........................................         338            349
                                                                --------        -------
                                                                $ 49,746        $55,146
                                                                ========        =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................    $    470        $   285
  Accounts payable..........................................       3,076          2,691
  Accrued expenses and other current liabilities............       7,331          7,265
                                                                --------        -------
          Total current liabilities.........................      10,877         10,241
Long-term portion of capital lease obligation...............          60            101
                                                                --------        -------
          Total liabilities.................................      10,937         10,342
                                                                --------        -------
Stockholders' Equity:
  Common stock..............................................         106            106
  Additional paid-in capital................................      55,348         55,177
  Cumulative translation adjustment.........................        (231)          (529)
  Accumulated deficit.......................................     (16,414)        (9,950)
                                                                --------        -------
          Total stockholders' equity........................      38,809         44,804
                                                                --------        -------
                                                                $ 49,746        $55,146
                                                                ========        =======

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Cash flows from operating activities:
  Net loss..................................................  $(6,465)   $(2,314)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization..........................    1,135      1,264
     Changes in operating assets and liabilities............     (113)    (1,742)
                                                              -------    -------
          Net cash used in operating activities.............   (5,443)    (2,792)
                                                              -------    -------
Cash flows used in investing activities:
  Purchases of property and equipment.......................     (434)    (1,687)
                                                              -------    -------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................      172        128
  Borrowings under lines of credit..........................      185      2,339
  Repayment of capital lease financing......................     (138)      (155)
                                                              -------    -------
          Net cash provided by financing activities.........      219      2,312
                                                              -------    -------
Effect of exchange rates on cash and cash equivalents.......      297         84
                                                              -------    -------
Net decrease in cash and cash equivalents...................   (5,361)    (2,083)
Cash and cash equivalents at beginning of period............   25,660     30,323
                                                              -------    -------
Cash and cash equivalents at end of period..................  $20,299    $28,240
                                                              =======    =======

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION:

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 1998 audited consolidated financial statements and include all adjustments consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report on Form 10-K of Tegal Corporation (the "Company") for the year ended March 31, 1998. The results of operations for the three and six months ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year.

2. INVENTORIES:

     Inventories consisted of:

                                                       SEPTEMBER 30,    MARCH 31,
                                                           1998           1998
                                                       -------------    ---------
Raw Materials........................................     $ 3,016        $ 2,050
Work in Progress.....................................       1,767          2,053
Finished Goods and Spares............................      10,047         10,321
                                                          -------        -------
                                                          $14,830        $14,424
                                                          =======        =======

3. NET LOSS PER COMMON SHARE:

     FAS 128 requires the reconciliation of the numerators and the denominators of the basic and diluted per share computation as follows:

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         -------------------   -----------------
                                                           1998       1997      1998      1997
                                                         --------   --------   -------   -------
Net loss (numerator)...................................  $(3,075)   $(1,096)   $(6,465)  $(2,314)
                                                         =======    =======    =======   =======
Shares calculation (denominator):
  Weighted average shares outstanding during the
     period............................................   10,618     10,331     10,593    10,306
Basic earnings per share...............................  $ (0.29)   $ (0.11)   $ (0.61)  $ (0.22)
                                                         =======    =======    =======   =======

     Options and warrants to purchase 2,030 and 1,770 shares of common stock were outstanding as of September 30, 1998 and 1997, respectively, but were not reflected in the computations of diluted EPS because the Company recorded a net loss in those periods and to do so would have been anti-dilutive.

4. INCOME TAX EXPENSE:

     No provision for federal or state income tax has been recorded for the three and six month periods ended September 30, 1998 and 1997, respectively, as the Company has recorded a net loss before taxes for those periods. The Company did not recognize a benefit for these net losses because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude are uncertain.

                       TEGAL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
               (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information contained herein contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for the Company's products, the Company's quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, the impact of the Asian financial crisis on semiconductor capital equipment demand, current soft demand for semiconductor manufacturing equipment, particularly for equipment procured for capacity additions such as the Company's non-critical etch systems, the cyclicality of the semiconductor industry, dependence on recently introduced systems for the critical etch markets, impediments to customer acceptance, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in the Company's Securities and Exchange Commission reports. For further information, refer to the business description and additional risk factors sections included in the Company's Form 10-K for the year ended March 31, 1998, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The Company designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits, read-write heads for the disk drive industry, printer heads and small flat panel displays.

     The following table sets forth certain financial items as a percentage of revenue for the three and six month periods ended September 30, 1998 and 1997:

                                                     THREE MONTHS         SIX MONTHS
                                                        ENDED               ENDED
                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                    --------------      --------------
                                                    1998     1997       1998     1997
                                                    -----    -----      -----    -----
Revenue...........................................  100.0%   100.0%     100.0%   100.0%
Cost of sales.....................................   73.0     58.2       69.2     57.1
                                                    -----    -----      -----    -----
  Gross profit....................................   27.0     41.8       30.8     42.9
                                                    -----    -----      -----    -----
Operating expenses:
  Research and development........................   23.6     25.6       30.3     27.9
  Sales and marketing.............................   14.5     15.6       17.5     15.6
  General and administrative......................   21.7     12.0       24.7     13.6
                                                    -----    -----      -----    -----
     Total operating expenses.....................   59.8     53.2       72.5     57.1
                                                    -----    -----      -----    -----
     Operating loss...............................  (32.8)   (11.4)     (41.7)   (14.2)
Other income, net.................................    2.2      2.1        2.6      3.1
                                                    -----    -----      -----    -----
Loss before income taxes..........................  (30.6)    (9.3)     (39.1)   (11.1)
Provision for income taxes........................    0.0      0.0        0.0      0.0
                                                    -----    -----      -----    -----
Net loss..........................................  (30.6)%   (9.3)%    (39.1)%  (11.1)%
                                                    =====    =====      =====    =====

     Revenue. Revenue for the three and six months ended September 30, 1998 was $10.0 million and $16.5 million, respectively, down 14.4% and 20.6% from the comparable periods in 1997. The decrease of $1.7 for the three months ended September 30,1998 was principally due to the sale of one less 6500 series system and reduced spare parts sales offset, in part, by an increase in non-critical etch systems sales. The decrease in revenue for the six months ended September 30,1998 was principally due to reduced sales of critical etch systems and reduced spare parts sales offset, in part, by an increase in sales of non-critical etch systems.

     Revenue from spare parts and service sales was $3.9 million and $8.1 million for the three and six month periods ended September 30, 1998, down from $4.8 million and $9.4 million for the comparable periods in the prior year, which the Company believes is a result of customers reducing spare parts purchases during the current industry slowdown and to increased competition from third party spare parts suppliers who have offered replacement parts at prices below those offered by the Company.

     International sales as a percentage of the Company's revenue was approximately 75.1% and 76.5% for the three months and 71.6% and 68.7% for the six months ended September 30, 1998 and 1997, respectively. The Company believes that international sales will continue to represent a significant portion of its revenue.

     Gross profit. Gross profit as a percentage of revenue (gross margin) was 27.0% and 41.8% for the three months and 30.8% and 42.9% for the six months ended September 30, 1998 and 1997, respectively. The decline in gross margin for the three and six months ended September 30, 1998 compared to the comparable periods in the prior year was principally attributable to spreading manufacturing overhead expenses over substantially lower production volume, to a one-time service commission of $0.2 million payable to the Company's Korean sales representative, to spreading slightly increased spare parts overhead expenses over a substantially lower spares revenue volume and to foreign exchange rate adjustments to spare parts inventory located at the Company's international support locations.

     Restructuring Charge. The Company took a one time restructuring charge of $0.7 million for severance and facilities consolidation costs attributable to downsizing actions taken in September 1998. Of these charges, approximately $0.4 million was reflected in cost of sales, $0.2 million was reflected in general and administrative expenses and the balance was evenly split between research and development and sales and marketing expenses.

     Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with the Company's ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $2.4 million and $3.0 million for the three months and $5.0 and $5.8 million for the six months ended September 30, 1998 and 1997, respectively, representing 23.6%, 25.6%, 30.3% and 27.9% of revenue, respectively. The decrease in research and development spending for the three and six month periods ended September 30, 1998, compared to the comparable periods in the prior year, was attributable to decreased spending on prototype materials and lower salaries and wages on a reduced headcount.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $1.5 million and $1.8 million for the three months and $2.9 million and $3.3 million for the six months ended September 30, 1998 and 1997, respectively, representing 14.5%, 15.6%, 17.5% and 15.6% of revenue, respectively. The decrease in sales and marketing expense for the three and six months ended September 30,1998 compared to the comparable periods in the prior year was due principally to reduced sales commissions on a lower revenue base and reduced advertising expenses.

     General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $2.1 million and $1.4 million for the three months and $4.1 million and $2.8 million for the six months ended September 30, 1998 and 1997, respectively, representing 21.7%, 12.0%, 24.7% and 13.6% of revenue, respectively. The increase in general and administrative spending for the three and six month periods ended September 30, 1998, compared to the comparable period in the prior year, was primarily attributable to the Company incurring additional legal expenses in connection with its patent disputes with Austria Mikro Systeme International AG and AMS Austria MikroSysteme International, Inc. ("AMS") and Tokyo Electron Limited ("TEL"). See "Part II, Item 1. Legal Proceedings."

     Other income, net. Other income, net consists primarily of interest income on outstanding cash balances, and gains and losses on foreign exchange.

     Income tax expense. No provision for federal or state income tax has been recorded for the three and six months ended September 30, 1998 and 1997, respectively, as the Company has recorded a net loss before taxes in those periods. The Company did not recognize a benefit for this net loss in those periods because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude are uncertain.

LIQUIDITY AND CAPITAL RESOURCES

     For the six month periods ended September 30, 1998 and 1997, the Company financed its operations through the use of outstanding cash balances.

     Net cash used in operations was $5.4 million during the six months ended September 30, 1998, due principally to a net loss of $5.3 million after adjusting for depreciation. Net cash used in operations was $2.8 million for the six months ended September 30, 1997, due principally to a net loss of $1.0 million after adjusting for depreciation, a decline in accrued expenses and accounts payable and an increase in inventories offset, in part, by a reduction in accounts receivable.

     Net capital expenditures totaled $0.4 million and $1.7 million for the six months ended September 30, 1998 and 1997, respectively. Capital expenditures in both periods were incurred principally for leasehold improvements and to acquire design tools, analytical equipment and computers.

     Net cash provided by financing activities totaled $0.2 million and $2.3 million for the six months ended September 30, 1998 and 1997, respectively. In both periods, the increase was due principally to increased borrowings under the Company's two Japanese borrowing facilities offset, in part, by repayment of capital lease obligations.

     As of September 30, 1998, the Company had approximately $20.3 million of cash and cash equivalents. In addition to cash and cash equivalents, the Company's other principal sources of liquidity consisted of the unused portions of several bank borrowing facilities. At September 30, 1998, the Company had an aggregate borrowing capacity of $12.5 million available under a domestic line of credit secured by substantially all of the Company's assets. The facility has been extended to November 15, 1998. The Company is presently negotiating the terms of a renewal of the domestic line of credit. In addition to the foregoing facility, as of September 30, 1998, the Company's Japanese subsidiary had available a 536 million Yen (approximately $3.9 million at exchange rates prevailing on September 30, 1998) unused portion of two Japanese bank lines of credit totaling 600 million Yen (approximately $4.4 million at exchange rates prevailing on September 30, 1998) secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable.

     The Company believes that funds available under its lines of credit and existing cash and cash equivalent balances will be sufficient to meet the Company's cash requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

     In the past, many information technology products were designed with two digit year codes that did not recognize century and millennium fields. As a result these hardware and software products may not function or may give incorrect results beginning in the year 2000. The "Year 2000 Issue" is faced by substantially every company which relies on computer systems. In order to address this issue, such hardware and software products may need to be upgraded or replaced in order to correctly process dates beginning in the year 2000.

     The Company has formed a team and named an executive sponsor to identify remedies and test and develop contingency plans for, the Year 2000 Issue. The Company estimates that the tasks identified by this team will be completed by September 1999. To date, the Company has evaluated its internal systems as well as its products to determine their year 2000 status.

     The Company's Enterprise Resource Planning (ERP) system is provided by a software vendor and contains some custom modifications to meet the Company's business requirements. The vendor-provided software is ITAA certified Year 2000 compliant. The custom modifications are being evaluated to identify the changes necessary to make them compliant. The Company estimates that the required modifications will be complete by September 1999. The Company's current product offerings have been tested and determined to either be Year 2000 compliant or where they are not compliant an upgrade program is available to address the problem.

     The Company expects to complete its Year 2000 contingency plan by March 1999 and will consider, among other issues, required modifications and upgrades to all its business software and hardware, the readiness of its key suppliers and other third parties and the effect their compliance readiness might have on the Company. The Company is not currently planning on assessing the compliance readiness of its customers. The Company's customers are generally considerably larger than the Company and are unlikely to complete any questionnaire which the Company might furnish to its customers to assess Year 2000 compliance. The Company does not anticipate that its ability to conduct its business operations with its suppliers or customers is likely to be materially adversely impacted by Year 2000 issues since purchase and sales order transactions are generally transmitted by mail, phone or facsimile between parties as opposed to through some form of electronic data interchange.

     The total expense of preparing the Company for Year 2000 compliance is estimated at approximately $0.2 million, which is not material to the Company's business operations or financial condition. Nevertheless, satisfactorily addressing the Year 2000 Issue is dependent on many factors, some of which are not within the Company's control. Should the Company's internal systems, or the internal systems of one or more of its significant vendors, customers, or other third parties fail to achieve Year 2000 compliance, the Company's business and its results of operations could be materially adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Stockholders' Meeting held on September 15, 1998, the following individuals were re-elected to the Board of Directors:

                                                           VOTES       VOTES
                                                            FOR       WITHHELD
                                                         ---------    --------
Robert V. Hery.........................................  7,045,542     49,360
Michael L. Parodi......................................  7,047,013     47,889
Jeffrey M. Krauss......................................  7,047,013     47,889
Thomas R. Mika.........................................  7,047,113     47,789
Fred Nazem.............................................  7,047,113     47,789
Edward A. Dohring......................................  7,047,113     47,789

     The following proposals were approved at the Company's Annual Stockholders'
Meeting:

                                            VOTES       VOTES       VOTES       BROKER
                                             FOR       AGAINST    ABSTAINED    NON-VOTES
                                          ---------    -------    ---------    ---------
1. Proposal to adopt the 1998 Equity      4,316,443    197,497     11,626      2,567,336
   Participation Plan and authorize an
   initial 600,000 shares to the plan
2. Proposal to amend the Company's Stock  4,385,312    161,872     12,826      2,534,892
   Option Plan for Outside Directors

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27.1                     Financial Data Schedule

     (b) Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 3, 1998

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

Exhibit No.
-----------

  27.1                       Financial Data Schedule