Form 10-Q
period 1998-12-31
TEGAL CORP /DE/
filed 1999-02-16
CIK 931059

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

               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1998

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

                              Yes [X]       No [ ]

     As of December 31, 1998, there were 10,631,697 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       TEGAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         Condensed Consolidated Statements of Operations -- for the
         three and nine months ended December 31, 1998 and 1997......    3
         Condensed Consolidated Balance Sheets, as of December 31,
         1998 and March 31, 1998.....................................    4
         Condensed Consolidated Statements of Cash Flows -- for the
         nine months ended December 31, 1998 and 1997................    5
         Notes to Condensed Consolidated Financial Statements........    6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................    8
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK........................................................   11
                        PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS...........................................   12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   12
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................   12
         SIGNATURES..................................................   13

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        DECEMBER 31,          DECEMBER 31,
                                                     ------------------    -------------------
                                                      1998       1997        1998       1997
                                                     -------    -------    --------    -------
Revenue............................................  $ 6,456    $12,257    $ 22,973    $33,069
Cost of sales......................................    4,642      7,671      16,064     19,560
                                                     -------    -------    --------    -------
               Gross profit........................    1,814      4,586       6,909     13,509
Operating expenses:
  Research and development.........................    2,060      2,583       7,073      8,376
  Sales and marketing..............................    1,148      1,554       4,032      4,811
  General and administrative.......................    2,414      1,862       6,502      4,686
                                                     -------    -------    --------    -------
               Total operating expenses............    5,622      5,999      17,607     17,873
                                                     -------    -------    --------    -------
               Operating loss......................   (3,808)    (1,413)    (10,698)    (4,364)
Other income (expense), net........................     (126)       224         300        861
                                                     -------    -------    --------    -------
Loss before income taxes...........................   (3,934)    (1,189)    (10,398)    (3,503)
Provision for income taxes.........................        0          0           0          0
                                                     -------    -------    --------    -------
               Net loss............................  $(3,934)   $(1,189)   $(10,398)   $(3,503)
                                                     =======    =======    ========    =======
Net loss per common share:
               Basic and diluted...................  $ (0.37)   $ (0.11)   $  (0.98)   $ (0.34)
Shares used in per share computation:
               Basic and diluted...................   10,623     10,362      10,603     10,325

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1998          1998
                                                              ------------    ---------
Current assets:
  Cash and cash equivalents.................................    $ 20,583       $25,660
  Receivables, net..........................................       5,431         7,482
  Inventories...............................................      13,831        14,424
  Prepaid expenses and other current assets.................       1,952         2,249
                                                                --------       -------
          Total current assets..............................      41,797        49,815
Property and equipment, net.................................       3,794         4,982
Other assets, net...........................................         364           349
                                                                --------       -------
                                                                $ 45,955       $55,146
                                                                ========       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................    $    709       $   285
  Accounts payable..........................................       1,873         2,691
  Accrued expenses and other current liabilities............       8,018         7,265
                                                                --------       -------
          Total current liabilities.........................      10,600        10,241
Long-term portion of capital lease obligation...............          46           101
                                                                --------       -------
          Total liabilities.................................      10,646        10,342
                                                                --------       -------
Stockholders' Equity:
  Common stock..............................................         106           106
  Additional paid-in capital................................      55,353        55,177
  Cumulative translation adjustment.........................         198          (529)
  Accumulated deficit.......................................     (20,348)       (9,950)
                                                                --------       -------
          Total stockholders' equity........................      35,309        44,804
                                                                --------       -------
                                                                $ 45,955       $55,146
                                                                ========       =======

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Cash flows from operating activities:
  Net loss..................................................  $(10,398)   $(3,503)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization..........................     1,654      1,842
     Changes in operating assets and liabilities............     2,986     (2,320)
                                                              --------    -------
       Net cash used in operating activities................    (5,758)    (3,981)
                                                              --------    -------
Cash flows used in investing activities:
  Purchases of property and equipment.......................      (466)    (1,801)
                                                              --------    -------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................       177        150
  Borrowings under lines of credit..........................       424        586
  Repayment of capital lease financing......................      (181)      (246)
                                                              --------    -------
       Net cash provided by financing activities............       420        490
                                                              --------    -------
Effect of exchange rates on cash and cash equivalents.......       727       (689)
                                                              --------    -------
Net decrease in cash and cash equivalents...................    (5,077)    (5,981)
Cash and cash equivalents at beginning of period............    25,660     30,323
                                                              --------    -------
Cash and cash equivalents at end of period..................  $ 20,583    $24,342
                                                              ========    =======

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

 1. BASIS OF PRESENTATION:

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 1998 audited consolidated financial statements and include all adjustments consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report on Form 10-K of Tegal Corporation (the "Company") for the year ended March 31, 1998. The results of operations for the three and nine months ended December 31, 1998 are not necessarily indicative of results to be expected for the entire year.

 2. INVENTORIES:

     Inventories consisted of:

                                                          DEC. 31,    MARCH 31,
                                                            1998        1998
                                                          --------    ---------
Raw Materials...........................................  $ 2,489      $ 2,050
Work in Progress........................................    1,551        2,053
Finished Goods and Spares...............................    9,791       10,321
                                                          -------      -------
                                                          $13,831      $14,424
                                                          =======      =======

 3. NET (LOSS) PER COMMON SHARE:

     FAS 128 requires the reconciliation of the numerators and the denominators of the basic and diluted per share computation as follows:

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                DECEMBER 31,          DECEMBER 31,
                                             ------------------    -------------------
                                              1998       1997        1998       1997
                                             -------    -------    --------    -------
Net loss (numerator).......................  $(3,934)   $(1,189)   $(10,399)   $(3,503)
                                             =======    =======    ========    =======
Shares calculation (denominator):
Weighted average shares outstanding during
  the period...............................   10,623     10,362      10,603     10,325
Basic and diluted earnings per share.......  $ (0.37)   $ (0.11)   $  (0.98)   $ (0.34)
                                             =======    =======    ========    =======

     Options and warrants to purchase 2,582,559 and 2,199,000 shares of common stock were outstanding as of December 31, 1998 and December 31, 1997, respectively, but were not reflected in the computations of diluted earnings per share because the Company recorded a net loss in those periods and to do so would have been anti-dilutive.

 4. INCOME TAX EXPENSE:

     No provision for federal or state income tax has been recorded for the three and nine month periods ended December 31, 1998 and 1997, respectively, as the Company has recorded a net loss before taxes for those periods. The Company did not recognize a benefit for these net losses before taxes because any benefit

                       TEGAL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

derived would require offsetting current losses against future profitability where such profitability's timing and magnitude are uncertain.

 5. NEW ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized on the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 are not expected to have a material effect on the Company's consolidated financial statements, which will be effective for the Company's fiscal year ending March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information contained herein contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for the Company's products, the Company's quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, the impact of the Asian financial crisis on semiconductor capital equipment demand, current soft demand for semiconductor manufacturing equipment, particularly for equipment procured for capacity additions such as the Company's non-critical etch systems, the cyclicality of the semiconductor industry, dependence on systems for the critical etch markets, impediments to customer acceptance, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in the Company's Securities and Exchange Commission ("SEC") reports. For further information, refer to the business description and additional risk factors sections included in the Company's Form 10-K for the year ended March 31, 1998, as filed with the SEC.

RESULTS OF OPERATIONS

     The Company designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits, read-write heads for the disk drive industry, printer heads and small flat panel displays.

     The following table sets forth certain financial items as a percentage of revenue for the three and nine month periods ended December 31, 1998 and 1997:

                                                  THREE MONTHS          NINE MONTHS
                                                     ENDED                 ENDED
                                                  DECEMBER 31,          DECEMBER 31,
                                                ----------------      ----------------
                                                 1998      1997        1998      1997
                                                ------    ------      ------    ------
Revenue.......................................   100.0%    100.0%      100.0%    100.0%
Cost of sales.................................    71.9      62.6        69.9      59.1
                                                ------    ------      ------    ------
  Gross profit................................    28.1      37.4        30.1      40.9
                                                ------    ------      ------    ------
Operating expenses:
  Research and development....................    31.9      21.1        30.8      25.3
  Sales and marketing.........................    17.8      12.7        17.6      14.5
  General and administrative..................    37.4      15.2        28.3      14.2
                                                ------    ------      ------    ------
     Total operating expenses.................    87.1      48.9        76.7      54.0
                                                ------    ------      ------    ------
     Operating loss...........................   (59.0)    (11.5)      (46.6)    (13.2)
Other income (expense), net...................    (1.9)      1.8         1.3       2.6
                                                ------    ------      ------    ------
Loss before income taxes......................   (60.9)     (9.7)      (45.3)    (10.6)
Provision for income taxes....................     0.0       0.0         0.0       0.0
                                                ------    ------      ------    ------
Net loss......................................   (60.9)%    (9.7)%     (45.3)%   (10.6)%
                                                ======    ======      ======    ======

     Revenue. Revenue for the three and nine months ended December 31, 1998 was $6.5 million and $23.0 million respectively, down 47.3% and 30.5% over the comparable periods in 1997. The decrease in revenue of $5.8 million for the three months ended December 31, 1998 was principally due to six less systems sales including one less 6500 series system, and reduced spare parts and service sales. The decrease in revenue for the nine months ended December 31, 1998 of $10.1 million was principally due to sales of three fewer 6500 series systems and reduced spare parts and service sales.

     Revenue from spare parts and service sales was $2.8 million and $10.9 million for the three and nine month periods ended December 31, 1998, down from $4.6 million and $14.0 million for the comparable periods in the prior year. The Company believes the revenue decline is a result of customers reducing spare parts purchases during the current industry slowdown and to a lesser extent, to increased competition from third party spare parts suppliers.

     International sales as a percentage of the Company's revenue was approximately 72.7% and 61.0% for the three months and 71.9% and 65.9% for the nine months ended December 31, 1998 and 1997, respectively. The Company believes that international sales will continue to represent a significant portion of its revenue.

     Gross profit. Gross profit as a percentage of revenue (gross margin) was 28.1% and 37.4% for the three months and 30.1% and 40.9% for the nine months ended December 31, 1998 and 1997, respectively. The decline in gross margin for the three and nine months ended December 31, 1998 compared to the comparable periods in the prior year was principally attributable to spreading manufacturing and spare parts overhead expenses over substantially lower revenue volumes.

     Restructuring Charge. For the nine months ended December 31, 1998 the Company took a one-time restructuring charge of $0.7 million for severance costs and facilities consolidation attributable to downsizing actions taken in September 1998. Of these charges approximately $350,000 was reflected in cost of sales, $200,000 was reflected in general and administrative expenses and the balance was evenly split between research and development and sales and marketing expenses.

     Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with the Company's ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $2.1 million and $2.6 million for the three months and $7.1 million and $8.4 million for the nine months ended December 31, 1998 and 1997, respectively, representing 31.9%, 21.1%, 30.8% and 25.3% of revenue, respectively. The decrease in research and development spending for the three and nine month periods ended December 31, 1998, compared to the comparable periods in the prior year was attributable to decreased spending on prototype materials and lower salaries and wages on a reduced headcount.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $1.1 million and $1.6 million for the three months and $4.0 million and $4.8 million for the nine months ended December 31, 1998 and 1997, respectively, representing 17.8%, 12.7% and 17.6%, 14.5% of revenue, respectively. The decrease in sales and marketing expense for the three and nine months ended December 31, 1998 compared to the comparable periods in the prior year was due principally to reduced sales commissions on a lower revenue base and reduced advertising expenses.

     General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $2.4 million and $1.9 million for the three months and $6.5 million and $4.7 million for the nine months ended December 31, 1998 and 1997, respectively, representing 37.4%, 15.2%, 28.3% and 14.2% of revenue, respectively. The increase in general and administrative spending for the three and nine month periods ended December 31, 1998, compared to the comparable period in the prior year was primarily attributable to the Company incurring additional legal expenses in connection with its patent disputes with Austria Mikro Systeme International AG and AMS Austria MikroSysteme International, Inc. and Tokyo Electron Limited. See "Part II, Item 1. Legal Proceedings."

     Other income (expense), net. Other income (expense), net consists primarily of interest income on outstanding cash balances, and gains and losses on foreign exchange. For the three months ended December 31, 1998, the Company incurred a $0.3 million foreign exchange loss on its overseas inventories and hedging activities which more than offset $0.2 million of interest income on outstanding cash balances.

     Income tax expense. No provision for federal or state income tax has been recorded for the three and nine months ended December 31, 1998 and 1997, respectively, as the Company has recorded a net loss before taxes in those periods. The Company did not recognize a benefit for this net loss before taxes in those periods because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

     For the three month periods ended December 31, 1998 and 1997, the Company financed its operations through the use of outstanding cash balances.

     Net cash used in operations was $5.8 million during the nine months ended December 31, 1998, due principally to a net loss of $8.7 million after adjusting for depreciation offset, in part, by reductions in net inventories and accounts receivable. Net cash used in operations was $4.0 million for the nine months ended December 31, 1997, due principally to a net loss of $1.7 million after adjusting for depreciation, a decline in accrued expenses and accounts payable and an increase in inventories offset, in part, by a decline in accounts receivable.

     Net capital expenditures totaled $0.5 million and $1.8 million for the nine months ended December 31, 1998 and 1997, respectively. Capital expenditures in both periods were incurred principally for leasehold improvements and to acquire design tools, analytical equipment and computers.

     Net cash provided by financing activities totaled $0.4 million and $0.5 million for the nine months ended December 31, 1998 and 1997, respectively. In both periods, the increase was due principally to increased borrowings under the Company's two Japanese borrowing facilities offset, in part, by repayment of capital lease obligations.

     As of December 31, 1998, the Company had approximately $20.6 million of cash and cash equivalents. In addition to cash and cash equivalents, the Company's other principal sources of liquidity consisted of the unused portions of several bank borrowing facilities. At December 31, 1998, the Company had an aggregate borrowing capacity of $12.5 million available under a domestic line of credit secured by substantially all of the Company's assets. The facility is available until August 15, 1999. In addition to the foregoing facility, as of December 31, 1998, the Company's Japanese subsidiary had available a 542 million Yen (approximately $4.8 million at exchange rates prevailing on December 31, 1998) unused portion of two Japanese bank lines of credit totaling 600 million Yen (approximately $5.3 million at exchange rates prevailing on December 31, 1998) secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable.

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

     The Company has formed a team and named an executive sponsor to identify remedies and test and develop contingency plans for the Year 2000 Issue. The Company estimates that the tasks identified by this team will be completed by September 1999. To date, the Company has evaluated its internal systems as well as its products to determine their Year 2000 status. The Company's primary risk is in its network PC environment, which may result in added difficulty or inability to conduct various internal analyses used in the management of the Company's business. Another principal risk exists with respect to the Company's analytical and test instrumentation used in the Company's demonstration and process development labs. The Company has recently identified this latter risk and plans to conduct an impact analysis in this area.

     The Company's Enterprise Resource Planning (ERP) system is provided by a software vendor and contains some custom modifications to meet the Company's business requirements. The vendor-provided software is Information Technology Association of America certified Year 2000 compliant. The custom modifications are being evaluated to identify the changes necessary to make them compliant. The Company estimates that the required modifications will be completed by September 1999. The Company's current product offerings have been tested and determined to either be Year 2000 compliant or, where they are not compliant, an upgrade program is available to address the problem.

     The Company expects to complete its Year 2000 contingency plan by March 1999 and is considering, among other issues, required modifications and upgrades to all its business software and hardware, the readiness of its key suppliers and other third parties and the effect their compliance readiness might have on the Company. The Company has commenced its assessment of the Y2K readiness of its key suppliers. It has sent out approximately 1400 surveys and is in the process of reviewing them. The Company is not currently planning on assessing the compliance readiness of its customers. The Company's customers are generally considerably larger than the Company and are unlikely to complete any questionnaire which the Company might furnish to its customers to assess Year 2000 compliance. The Company does not anticipate that its ability to conduct its business operations with its suppliers or customers is likely to be materially adversely impacted by Year 2000 issues since purchase and sales order transactions are generally transmitted by mail, phone or facsimile between parties as opposed to through some form of electronic data interchange.

     The total expense of preparing the Company for Year 2000 compliance is estimated at approximately $0.4 million, which is not material to the Company's business operations or financial condition. Nevertheless, satisfactorily addressing the Year 2000 Issue is dependent on many factors, some of which are not within the Company's control. Should the Company's internal systems, or the internal systems of one or more of its significant vendors, customers, or other third parties fail to achieve Year 2000 compliance, the Company's business and its results of operations could be materially adversely affected.

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

     The Company has foreign subsidiaries which operate and sell the Company's products in various global markets. As a result, the Company's cash flow and earnings are exposed to fluctuations in interest and foreign currency exchange rates. The Company attempts to limit these exposures through the use of various hedge instruments, primarily forward exchange contracts and currency option contracts (with maturities of less than three months) to manage its exposure associated with firm obligations and net asset and liability positions denominated in non-functional currencies.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company. However, on June 10, 1996, Lucent Technologies Inc. ("Lucent"), filed a claim with the United States District Court for the Northern District of California alleging patent infringement by Austria Mikro Systeme International AG and AMS Austria Mikro Systeme International, Inc. ("AMS") for the sale of integrated circuits manufactured with the Company's dry plasma etch systems. In March 1995, the Company executed an agreement with AMS, containing an indemnification provision covering certain uses of select equipment sold to AMS. Lucent and AMS have settled the U.S. claim and AMS is now seeking indemnification from the Company through an arbitration proceeding with respect to the U.S. claim. The Company has been informed that Lucent filed a claim for patent infringement in Germany against AMS for the worldwide sale of integrated circuits manufactured with the Company's dry plasma etch systems. Lucent and AMS have settled that matter with respect to worldwide sales. AMS has requested indemnification for that matter. The Company believes that the claims made by AMS are without merit and that the ultimate outcome of any defense of any required indemnification obligation to AMS is unlikely to have a material adverse effect on the Company's results of operations or financial condition. No assurance can be given, however, as to the outcome of such legal proceedings or as to the effect of any such outcome on the Company's results of operations or financial condition.

     On March 17, 1998, the Company filed a suit in the United States District Court in the Eastern District of Virginia against Tokyo Electron Limited and several of its U.S. subsidiaries (collectively, "TEL") alleging that TEL's current generation of etch equipment infringes certain of the Company's patents. On January 21, 1999 the Court issued an order interpreting the patents-in-suit in the manner urged by the Company and rejecting the interpretation arguments made by TEL. The Company is seeking, among other things, injunctive relief barring TEL from importing or selling such products. No assurance can be given as to the outcome of such legal proceedings or as to the effect of any such outcome on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the three month period ended December 31, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    27.1 Financial Data Schedule

(b) Reports on Form 8-K

     A Current Report on Form 8-K was filed on January 15, 1999 reporting an amendment to the Company's shareholder rights plan.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 1999

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