Form 10-K
period 1999-03-31
TEGAL CORP /DE/
filed 1999-06-25
CIK 931059

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-26824

                               TEGAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                      68-0370244
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
              OR ORGANIZATION)

          2201 SOUTH MCDOWELL BLVD.                             94955-6020
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on June 4, 1999, as reported on the Nasdaq National Market was $24,179,206. As of June 4, 1999, 10,725,650 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders to be held on September 21, 1999, will be filed with the Commission within 120 days after the close of the Registrant's fiscal year and are incorporated by reference in Part III.

Total Pages 45                              Index to Exhibits appears on page 43

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    3
Item 2.     Properties..................................................   16
Item 3.     Legal Proceedings...........................................   16
Item 4.     Submission of Matters to a Vote of Security Holders.........   16

                                    PART II
Item 5.     Market for Registrant's Common Equity and Related
            Shareholder Matters.........................................   18
Item 6.     Selected Financial Data.....................................   18
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   19
Item 7A.    Quantitative and Qualitative Disclosure about Market Risk...   22
Item 8.     Financial Statements and Supplementary Data.................   23
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   39

                                    PART III
Item 10.    Directors and Executive Officers of the Registrant..........   39
Item 11.    Executive Compensation......................................   39
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   39
Item 13.    Certain Relationships and Related Transactions..............   39

                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   40
Signatures..............................................................   42

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

SEMICONDUCTOR INDUSTRY BACKGROUND

Growth of Semiconductor and Semiconductor Equipment Industries

     The semiconductor industry has experienced significant growth over the last 20 years. This growth has resulted from the increasing demand for ICs from traditional IC markets, such as personal computers, telecommunications, consumer electronics, automotive electronics and office equipment, as well as the recently developing markets, such as multimedia, wireless communications and portable and network computing. As a result of this increased demand, semiconductor device manufacturers have periodically expended significant amounts of capital to build new semiconductor fabrication facilities ("fabs") and to expand existing fabs. In spite of the continuing growth in demand for semiconductors, the industry periodically experiences periods of excess supply and excess capacity as additions to capacity are brought online in large increments which exceed the short-term growth in demand for ICs. The industry has experienced such excess supply and excess capacity since late 1995.

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

Segmentation of the Etch Market by Film

     The dry etch market is generally segmented into the following market segments, defined according to the class of film being etched: polysilicon, oxide (dielectric) and metal. According to VLSI Research Inc., the oxide, polysilicon, and metal segments of the dry etch market represented approximately 50%, 25% and 25%, respectively, of the total sales of dry etch systems in 1998. New films are continually being developed in each of these three market segments.

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

Segmentation of the Etch Market into Critical and Non-Critical Production Steps

     Over time, the disparity in relative prices for etch systems capable of etching at non-critical versus critical dimensions has grown significantly. The Company believes that in 1993, the cost of an eight inch wafer-capable system ranged from approximately $500,000 to $700,000. Given the relatively modest price differential among etchers, manufacturers of ICs and similar devices tended to purchase one system, (the one they believed provided the most technologically advanced solution for their particular etch requirements), to perform all their etching. In contrast, the cost today of an eight inch capable etch system ranges from approximately $500,000, for reliable, non-critical etchers, to more than $2.5 million, for advanced, state of the art critical etchers. Consequently, the Company believes it is no longer cost effective to use state of the art etchers to perform both critical and non-critical etching. When critical etching is required in the production process, the Company believes that the leading purchasing factor for a semiconductor manufacturer will continue to be, ultimately, the product's etch performance. When non-critical etching is required in the production process, the Company believes the leading purchasing factor for a semiconductor manufacturer will be the overall product cost, with particular emphasis on the system's sale price. In either case, however, the semiconductor manufacturer is driven to make a value-oriented purchasing decision which minimizes the overall etch system costs, while meeting the required etch process performance. The Company believes that a well-implemented "mix and match" purchasing philosophy could allow a semiconductor manufacturer to realize significant etch system savings.

BUSINESS STRATEGY

     Tegal believes it currently has one of the largest installed bases of etch equipment in the industry and that over the years it has earned a reputation as a supplier of reliable, value-oriented etch systems. The Company's systems are sold throughout the world to both domestic and international customers. In fiscal 1999, approximately 72% of the Company's revenues resulted from international sales. To support its systems sales, the Company maintains local service and support in every major geographic market in which it has an installed base, backed up by a spares logistics system designed to provide delivery within 24 hours anywhere in the world.

     The Company's objective is to build on its technical knowledge, experience and reputation in the etch industry, as well as its established sales, marketing and customer service infrastructure, to be a leading supplier of etch systems for both the critical and non-critical segments of the etch market. To meet this objective, the Company is implementing a business strategy incorporating the following elements:

     - Use the performance capabilities of the Company's 6500 series systems to generate incremental sales from the IC and related device markets for critical etch of specific applications and films where Tegal's products provide unique performance capabilities; and

     - Increase sales of its non-critical etch systems by focusing sales and marketing on specialty applications that are addressed by the Company's 900 series non-critical etchers such as thin film heads, small flat panels, printer heads, and the conversion from wet to dry etch technologies.

PRODUCTS

Critical Etch Products

     The Company offers several models of its 6500 series critical etch products configured to address film types and applications desired by the customer. Tegal introduced the 6500 series tool in 1994 and since that time has expanded the product line to address new applications. Etch applications addressed by the 6500 series system include; 1) new high K dielectrics and associated materials used in capacitors at sub-0.5 micron for FRAMs and high-density DRAM devices, 2) shallow trench isolation used to isolate transistors driven by increased packing densities used in memory devices employing design rules at or below 0.25 micron,
3) sub-0.5 micron multi-layer metal films composed of aluminum/copper/silicon/titanium alloys, 4) sub-0.5 micron polysilicon and 5) leading edge thin film head materials. All 6500 series models offer one and two-chamber configurations. 6500 series systems typically range in price between $1.8 million and $3.0 million.

     The Company's 6500 series systems have been engineered to provide process flexibility and competitive throughput for wafers and substrates up to eight inches in diameter, while minimizing cost and space requirements. A dual chamber platform design allows for either parallel or integrated etch processes. The Company seeks to maximize the 6500 series systems' average throughput by incorporating a process chamber technology and system architecture designed to minimize processing down-time required for cleaning and maintenance. Each 6500 series system has a central wafer handling system with full cassette vacuum loadlocks, noncontact optical wafer alignment and a vacuum transport system. Individual process module servicing is possible without shutting down the system or other chambers. Contamination control features in the 6500 series systems include pick and place wafer handling with no moving parts above the wafer, four-level vacuum isolation from the atmosphere to the etch chamber, and individual high-throughput, turbo-pumped vacuum systems for the cassettes, wafer handling platform and each process module. These and other features of the 6500 series are designed to enable a semiconductor manufacturer to reduce wafer particle contamination to a level which the Company believes exceeds industry standards and to improve etch results and process flexibility.

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

CUSTOMERS

     The Company sells its systems to semiconductor and related electronic device component manufacturers throughout the world. Major customers over the last three fiscal years have included the following:

ABB Semiconductor AG         Matsushita             Seiko Epson
Bosch                        Micrel Semiconductor   SGS-Thomson Microelectronics
Fuji Film                    Motorola               Siemens
Hewlett-Packard              NEC                    Sony
Hyundai                      Northern Telecom       Toshiba
International Rectifier --   Oki                    Winbond
  Hex Fet America            Read Rite
LG Semiconductor             Samsung

     Of these 21 customers, 10 ordered one or more systems from the Company in fiscal 1999. The composition of the Company's top five customers has changed from year to year, but net system sales to the Company's top five customers in each of fiscal 1999, 1998 and 1997 accounted for 66.4%, 61.2% and 46.7%, respectively, of the Company's total net system sales. Matsushita, Seiko Epson, Fuji Film and Oki represented 17.9%, 14.8%, 14.7% and 11.8%, respectively, of the Company's net system sales in fiscal 1999. Motorola, Samsung, Read Rite and Hyundai represented 18.2%, 12.2%, 11.2% and 10.3%, respectively, of the Company's net system sales in fiscal 1998. Winbond, Hyundai and Motorola represented 16.8%, 13.6% and 10.2%, respectively, of the Company's net system sales in fiscal 1997. Other than the above customers, no single customer represented more than 10% of the Company's net system sales in fiscal 1999, 1998 or 1997. Although the composition of the group comprising the Company's largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, may have a material adverse effect on the Company.

BACKLOG

     The Company schedules production of its systems based upon order backlog and customer commitments. The Company includes in its backlog only orders for which written authorizations have been accepted and shipment dates within the next 12 months have been assigned. As of March 31, 1999 and 1998 the Company's order backlog was approximately $2.8 million and $3.4 million, respectively. Systems orders are subject to cancellation by the customer, but with substantial penalties other than in the case of orders for evaluation systems or for systems which have not yet incurred production costs. Orders may be subject to rescheduling with limited or no penalty. Some orders are received for systems to be shipped in the same quarter as the order is received. As a result, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

MARKETING, SALES AND SERVICE

     The Company sells its systems worldwide through a network of 16 direct sales representatives and 12 independent sales representatives in 17 sales offices located throughout the world. In the United States, the Company markets its systems through direct sales personnel located in its Petaluma, California headquarters, two regional sales offices and through two independent sales representatives. In addition, the Company provides field service and applications engineers out of three regional locations and its Petaluma headquarters in order to ensure dedicated technical and field process support throughout the United States on short notice.

     The Company maintains sales, service, and process support capabilities in Japan, Taiwan, Germany, Italy and the United Kingdom and service/support operations in Austria and China. In addition to its international direct sales and support organizations, the Company markets its systems through independent sales representatives in China, Israel, Korea and Singapore and selected markets in the United States and Japan.

     International sales, which consist of export sales from the United States either directly to the end user or to one of the Company's foreign subsidiaries, accounted for approximately 72%, 61% and 61% of total revenue for fiscal 1999, 1998 and 1997, respectively. The Company generally sells its systems on 30-to-60 day credit terms to its domestic and European customers. Customers in Pacific Rim countries, other than Japan, are generally required to deliver a letter of credit payable in U.S. dollars upon system shipment. Sales to other international customers, including Japan, are either billed in local currency or U.S. dollars. The Company anticipates that international sales will continue to account for a significant portion of revenue in the foreseeable future. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of the Company's systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company.

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

     As of March 31, 1999, the Company had 56 full-time employees dedicated to equipment design engineering, process support and research and development. Research and development expenses for fiscal 1999, 1998 and 1997 were $9.6 million, $11.0 million and $10.5 million, respectively, and represented 33.0%, 26.6% and 18.3% of total revenue, respectively. Such expenditures were used for the development of new systems and processes, continued enhancement and customization of existing systems, etching customer samples in the Company's demonstration labs and providing process engineering support at customer sites.

MANUFACTURING

     The Company's etch systems are produced at its headquarters in Petaluma, California. The Company's manufacturing activities consist of assembling and testing components and sub-assemblies which are then integrated into finished systems. The Company has structured its production facility to be driven either by orders or by forecasts and has adopted a modular system architecture to increase assembly efficiency and design flexibility. The Company has also implemented "just-in-time" manufacturing techniques in its assembly processes. Through the use of such techniques, non-critical system manufacturing cycle times take approximately 14 days and cycle times for its critical etch products take two to three months.

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

INTELLECTUAL PROPERTY

     The Company holds an exclusive license to 26 United States patents, including its dual frequency tri-electrode control system, and 28 corresponding foreign patents covering various aspects of its systems. The Company holds a patent for its etch-rinse-strip-rinse process sequence directly, which process has been designed to address the post-etch corrosion problems faced by semiconductor manufacturers. The Company has also applied for 13 additional United States patents and 33 additional foreign patents. The Company believes that the duration of such patents generally exceed the life cycles of the technologies disclosed and claimed therein. The Company believes that although the patents it has exclusively licensed or holds directly will be of value, they will not determine the Company's success, which depends principally upon its engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, the Company may be vulnerable to competitors who attempt to imitate the Company's systems or processes and manufacturing techniques and processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's systems and processes. The sale of the Company's systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. The Company also relies on trade secrets and other proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees, vendors, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others.

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

     On March 17, 1998, the Company filed a suit in the United States District Court in the Eastern District of Virginia against Tokyo Electron Limited and several of its U.S. subsidiaries (collectively, "TEL") alleging that TEL's current generation of etch equipment infringes certain of the Company's patents. On January 21, 1999 the Court issued an order interpreting the patents-in-suit in the manner urged by the Company and rejecting the interpretation arguments made by TEL. The Company is seeking, among other things, injunctive relief barring TEL from importing or selling such products. The case was tried to the Court on May 26-29, 1999 and is now under submission. The Court has indicated that it expects to issue a decision by September 1, 1999. No assurance can be given as to the outcome of such legal proceedings or as to the effect of any such outcome on the Company's results of operation or financial condition.

     On June 10, 1996, Lucent Technologies Inc. ("Lucent") filed a claim with the United States District Court for the Northern District of California alleging patent infringement by Austria Mikro Systeme International AG and AMS Austria Mikro Systeme International, Inc. ("AMS") for the sale of integrated circuits manufactured with the Company's dry plasma etch systems. In March 1995, the Company executed an agreement with AMS, containing an indemnification provision covering certain uses of select equipment sold to AMS. Lucent and AMS have settled the U.S. claim and AMS is now seeking indemnification from the Company through an arbitration proceeding with respect to the U.S. claim. The Company has been informed that Lucent filed a claim for patent infringement in Germany against AMS for the worldwide sale of integrated circuits manufactured with the Company's dry plasma etch systems. Lucent and AMS have settled that matter with respect to worldwide sales and AMS has also requested indemnification for that matter. The Company believes that the claims made by AMS are without merit and that the ultimate outcome of any defense of such indemnification claims is unlikely to have a material adverse effect on the Company's results of operations or financial condition. With respect to the above matters, proposals have been made by the parties to an ICC arbitration panel. The proposals must now be examined and finalized by the International Court of Arbitration. A resolution is expected in July of this year. No assurance can be given, however, as to the outcome of such legal proceedings or as to the effect of any such outcome on the Company's results of operations or financial condition.

     As is typical in the semiconductor industry, the Company has received notices from time to time from third parties alleging infringement claims. In July 1991, the Company was advised by General Signal Corporation ("GSC") that the Company may need a license under certain U.S. patents owned by GSC relating to "cluster tool" equipment. The Company's 6500 series systems are generally configured with multiple process chambers and, therefore, may be deemed "cluster tool" equipment. A number of companies which were contacted by GSC with regard to licensing these patents formed an ad-hoc committee to investigate the validity of the GSC patents. As a result of such investigation, in November 1992 the committee members, including the Company, jointly notified GSC that they believe the subject patents are invalid and that, accordingly, no license is necessary. In the fall of 1994, GSC filed suit against Applied Materials, a non-member of the ad-hoc investigative committee, alleging infringement of such patents. The Company believes that GSC's dispute with Applied Materials has subsequently been settled. To date, GSC has taken no action against the Company in connection with the licensing of these patents. There can be no assurance that GSC will not take any such action in the future or, if any such action is taken, as to the outcome of such action.

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

EMPLOYEES

     As of March 31, 1999, the Company had a total of 208 employees consisting of 191 full-time permanent employees and 17 temporary or contract personnel, including 56 in engineering, research and development, 38 in manufacturing, 81 in marketing, sales and customer service and support and 33 in executive and administrative positions. Many of the Company's employees are highly skilled, and the Company's success will depend in part upon its ability to attract, retain and develop such employees. Skilled employees, especially employees with extensive technological backgrounds, are currently in great demand. There can be no assurance that the Company will be able to attract or retain the skilled employees which may be necessary to continue its research and development, manufacturing or marketing programs. The loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on the Company.

     None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ADDITIONAL RISK FACTORS

Dependence on Recently Introduced Systems for Critical Etch Markets

     The Company's 6500 series systems, its generation of critical etch systems, have been designed for sub-0.35 micron critical etch applications in emerging films, polysilicon and metal which the Company believes to be the leading edge of critical etch applications. The Company's 6500 series systems which have been installed are currently being used primarily for research and development activities or low volume production. For the 6500 series systems to achieve market acceptance, the Company's customers must utilize these systems for volume production. Achieving market acceptance of the Company's 6500 series systems is very important to the Company's future financial results.

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

     The Company's 900 series etch systems typically sell for prices ranging between $350,000 and $600,000, while prices of the Company's 6500 series critical etch systems typically range between $1.8 million and $3.0 million. To the extent the Company is successful in selling its 6500 series systems, the sale of a small number of these systems will probably account for a substantial portion of revenue in future quarters, and a transaction for a single system could have a substantial impact on revenue and gross margin for a given quarter.

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

Domestic and International Economic Conditions

     The Company's business is subject to general economic conditions, both in the United States and abroad. A significant decline in economic conditions in any significant geographic area could have a material adverse effect on the Company. For example, there is currently an economic crisis in Asia, which has led to weak demand for the Company's products in certain Asian economies -- notably Korea. Furthermore, current price cutting by U.S. personal computer manufacturers are putting pressure on semiconductor manufacturers to contain spending on capital equipment. The Company anticipates that such economic events may continue to adversely affect the Company's results of operations, and a further decline of economic conditions could, in the future, affect demand for the Company's products, which could have a material adverse effect on the Company's business, financial condition and operating results.

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

Future Capital Needs

     The development, manufacture and marketing of etch systems are highly capital intensive. In order to be competitive, the Company must continue to make significant expenditures for, among other things, capital equipment and the manufacture of evaluation and demonstration unit inventory for its 6500 series etch systems. The Company believes that its existing cash balances, anticipated cash flow from operations and funds available under its existing lines of credit will satisfy its financing requirements for the next twelve months. To the extent that such financial resources are insufficient to fund the Company's activities or existing credit lines are not renewed, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to the Company's stockholders.

Customer Concentration

     Although the composition of the group comprising the Company's largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor manufacturing industry, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to increase its sales in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of its existing customers and the general economy, of which there can be no assurance.

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

Significant Stockholders; Anti-Takeover Effect

     The Company's principal stockholders and the Company's executive officers and directors beneficially owned approximately 41.0% of the Company's outstanding shares of common stock as of March 31, 1999.

Accordingly, these stockholders can be expected to have substantial influence over the Company. Such a high level of ownership by such persons or entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of holders of common stock. In addition to the foregoing, the ability of the Company's Board of Directors to issue preferred stock without further stockholder approval or to exercise the anti-takeover provisions of its Shareholder Rights Plan in the event of an unsolicited attempt to assume control of the Company could have the effect of delaying, deferring or preventing a change in control of the Company.

Volatility of Stock Price

     The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of the Company's common stock into the market place, failure to meet or changes in analysts' expectations, natural disasters, outbreaks of hostilities, general conditions in the semiconductor industry or the worldwide economy, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. In addition, as of March 31, 1999, the holders of an aggregate of approximately 3.3 million shares of the Company's common stock issued and outstanding are entitled to certain rights with respect to the registration of such shares for offer and sale to the public under the Securities Act of 1933, as amended, pursuant to a registration rights agreement between the Company and the holders. In addition to other rights under the registration rights agreement, the holders may require the Company, at any time and from time to time, to use its best efforts to effect a registration statement on Form S-3, subject to various conditions. There is no limit to the number of times that the holders may demand registration on Form S-3 pursuant to the registration rights agreement. There can be no assurance that the market price of the Company's common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

Year 2000 Compliance

     In the past, many information technology products were designed with two digit year codes that did not recognize century and millennium fields. As a result these hardware and software products may not function or may give incorrect results when Year 2000 dates are used. The "Year 2000 Issue" is faced by substantially every company which relies on computer systems. In order to address this issue, such hardware and software products may need to be upgraded or replaced in order to correctly process dates beginning in the Year 2000.

     The Company has formed a team and named an executive sponsor to identify remedies and test and develop contingency plans for the Year 2000 Issue. The Company estimates that the tasks identified by this team will be completed by October 1999. To date, the Company has evaluated its internal systems, its products and the readiness of its key suppliers and other third parties to determine their Year 2000 status.

     The Company's Enterprise Resource Planning (ERP) system is provided by a software vendor and contains some custom modifications to meet the Company's business requirements. The vendor-provided software is Information Technology Association of America certified Year 2000 compliant. The custom modifications have been evaluated to identify the changes necessary to make them compliant. The Company estimates that the required modifications will be completed by October 1999. The Company's current product offerings have been tested and determined to either be Year 2000 compliant or, where they are not compliant, an upgrade program is available to address the problem.

     The Company completed its Year 2000 risk assessment and its corrective action and contingency plans in April 1999. The corrective action plan has identified required modifications and upgrades to its business software and hardware. The risk assessment has evaluated the readiness of its key suppliers and other third parties and the effect their compliance readiness might have on the Company. For key suppliers where the risk of non-compliance has been assessed as high, backup or contingency plans have been developed and documented and audits of those vendors for Year 2000 compliance are scheduled to be performed prior to October 1999. The Company is not currently planning on assessing the compliance readiness of its customers. The Company's customers are generally considerably larger than the Company and are unlikely to complete any questionnaire which the Company might furnish to its customers to assess Year 2000 compliance. The Company does not anticipate that its ability to conduct its business operations with its suppliers or customers is likely to be materially adversely impacted by Year 2000 issues since purchase and sales order transactions are generally transmitted by mail, phone or facsimile between parties as opposed to through some form of electronic data interchange.

     The total expense of preparing the Company for Year 2000 compliance is estimated at approximately $0.4 million, which is not material to the Company's business operations or financial condition. Less than $0.1 million of expense has been incurred through the date of this report. Nevertheless, satisfactorily addressing the Year 2000 Issue is dependent on many factors, some of which are not within the Company's control. Should the Company's internal systems, or the internal systems of one or more of its significant vendors, customers, or other third parties fail to achieve Year 2000 compliance, the Company's business, financial condition and results of operations could be materially adversely affected.

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

     The Company leases sales, service and process support space in Santa Clara, California; Austin, Texas; Manassas, Virginia; Kent, England; Munich, Germany; Kawasaki, Japan; Catania, Italy; Seoul, Korea and Hsin Chu City, Taiwan.

ITEM 3. LEGAL PROCEEDINGS

     Except as provided in Item 1. Business -- Intellectual Property, there are no material legal proceedings pending to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers and directors of the Company as of March 31, 1999:

          NAME             AGE                          POSITION
          ----             ---                          --------
Michael L. Parodi........  50    Chairman of the Board of Directors, President and
                                 Chief Executive Officer
David Curtis.............  45    Vice President, Finance and Administration, Chief
                                 Financial Officer, Secretary and Treasurer
Stephen P. DeOrnellas....  44    Vice President, Technology and Corporate Development
                                 and Chief Technical Officer
George B. Landreth.......  44    Vice President, Product Development
James D. McKibben........  48    Vice President, Worldwide Sales and Marketing
Colin C. Tierney.........  52    Vice President, Worldwide Operations and Customer
                                 Support

     Michael L. Parodi joined the Company as Director, President and Chief Executive Officer in December 1997 and assumed the additional role of Chairman of the Board in March 1999. From 1991 to 1996, Mr. Parodi was Chairman of the Board, President and Chief Executive Officer of Semiconductor Systems, Inc. ("SSI"), a manufacturer of photolithography processing equipment sold to the semiconductor and thin film head markets until SSI was merged with FSI International ("FSI"). Mr. Parodi remained with FSI as Executive Vice President and General Manager of SSI from the time of the merger to December 1997, integrating SSI into FSI. In 1990, Mr. Parodi led the acquisition of SSI from General Signal Corporation. Prior to 1990, Mr. Parodi held various senior engineering and operations management positions with General Signal Corporation, Signetics Corporation, Raytheon Company, Fairchild Semiconductor Corporation and National Semiconductor Corporation. Mr. Parodi currently is a member of the Semiconductor Equipment and Materials International and the U.S. Display Consortium Boards of Directors.

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

     Stephen P. DeOrnellas joined the Company in July 1990 as Vice President of Marketing and Technology, served as Vice President of Process Technology from April 1995 until June 1996, at which time he was appointed Vice President, Technology and Corporate Development and Chief Technical Officer. From 1989 to 1990 he was Vice President of Marketing for the Wafer Inspection Systems Division of KLA Instruments Corporation ("KLA"). From 1981 to 1989 he held a variety of product development and marketing management positions, including Vice President Marketing from 1987 to 1989, Vice President of Process Engineering from 1983 to 1987, and Senior Process Engineer from 1981 to 1983, with Lam Research Corporation where he had responsibility for the development and introduction of the Lam Autoetch and Rainbow product lines.

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

     James D. McKibben joined the Company in June 1996 as Vice President, Worldwide Sales. In November 1998, he assumed the additional role of Vice President, Marketing. Prior to joining the Company, from 1995 to 1996 and from 1988 to 1992, Mr. McKibben was Vice President, Marketing, Sales and Customer Support for MRS Technology, Inc., a lithography equipment manufacturer for flat panel displays. From 1993 to 1995, he served as Director of Marketing and Sales for SSI. From 1992 to 1993, he was Regional Manager for Kulicke and Soffa Industries, Inc., a maker of wire bonders and other back-end assembly equipment for the IC industry. Prior to 1988, Mr. McKibben held several sales and service management positions with Wild/ Lietz, Inc., GCA Corporation and J.T. Baker Chemical Company.

     Colin C. Tierney joined the Company in September 1998 as Vice President, Worldwide Operations and Customer Support. From 1996 to 1998, he was Vice President Operations with KLA where he led Operations through the merger with Tencor and implemented new product introduction and demand flow technology processes. From 1988 to 1996, Mr. Tierney served as Vice President, Operations with Lam Research Corporation where he led worldwide operations and facilities functions and directed projects to integrate several acquisitions. Prior to 1988, Mr. Tierney held senior operations positions with Scientific Microsystems, Inc., Ultratech Stepper, Inc. and Diablo Systems Inc., a division of Xerox Corporation.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

     Since October 19, 1995, Tegal's common stock has been traded on the Nasdaq National Market System under the symbol TGAL. The following table sets forth the range of high and low sales prices for the Company's common stock for the prior two fiscal years.

                                                              HIGH          LOW
                                                              ----          ---
FISCAL YEAR 1998
First Quarter...............................................    8 3/4        5
Second Quarter..............................................   10 1/4        6
Third Quarter...............................................   11 1/2        4
Fourth Quarter..............................................    7 1/2        4
FISCAL YEAR 1999
First Quarter...............................................    7            3 11/16
Second Quarter..............................................    4 5/8        1 15/16
Third Quarter...............................................    3 5/8        1 3/8
Fourth Quarter..............................................    5 13/16      2 17/32

     The approximate number of record holders of the Company's common stock as of March 31, 1999 was 138. Tegal has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future. Further, the Company's domestic lines of credit restrict the declaration and payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                           YEAR ENDED MARCH 31,
                                             -------------------------------------------------
                                               1999      1998      1997      1996       1995
                                             --------   -------   -------   -------   --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Revenue..................................  $ 29,035   $41,472   $57,423   $62,046   $ 44,645
  Gross profit.............................     8,161    17,095    25,901    28,577     20,583
  Operating income (loss)..................   (15,402)   (6,673)    3,180     6,572      1,376
  Income (loss) before income taxes........   (14,997)   (5,545)    4,180     6,186        949
  Net income (loss)........................   (15,132)   (5,545)    3,140     5,566        828
  Net income (loss) per share:(1)
     Basic.................................     (1.42)    (0.54)     0.31      1.14      (0.05)
     Diluted...............................     (1.42)    (0.54)     0.29      0.64      (0.05)
  Shares used in per share computation:
     Basic.................................    10,630    10,364    10,124     4,506        502
     Diluted...............................    10,630    10,364    10,764     8,760        502
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents................  $ 17,569   $25,660   $30,323   $23,283   $  2,351
  Working capital..........................    27,298    39,574    45,392    41,726     11,432
  Total assets.............................    39,652    55,146    63,524    64,672     33,744
  Short-term notes payable to banks and
     others................................       223       285       252       243      8,164
  Long-term obligations....................        30       101       301       356      4,338
  Redeemable preferred stock...............         0         0         0         0     21,695
  Stockholders' equity (deficit)...........    30,816    44,804    50,542    47,626    (11,633)

---------------
(1) See Note 1 of Tegal's Consolidated Financial Statements for an explanation of the computation of earnings per share.

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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the years indicated as a percentage of revenue:

                                                             MARCH 31,
                                                      -----------------------
                                                      1999     1998     1997
                                                      -----    -----    -----
Revenue.............................................  100.0%   100.0%   100.0%
Cost of sales.......................................   71.9     58.8     54.9
                                                      -----    -----    -----
Gross profit........................................   28.1     41.2     45.1
Operating expenses:
  Research and development..........................   33.0     26.6     18.3
  Sales and marketing...............................   18.0     14.7     10.8
  General and administrative........................   30.1     16.0     10.5
                                                      -----    -----    -----
          Total operating expenses..................   81.1     57.3     39.6
                                                      -----    -----    -----
Operating income (loss).............................  (53.0)   (16.1)     5.5
Other income (expense), net.........................    1.4      2.7      1.7
                                                      -----    -----    -----
Income (loss) before income taxes...................  (51.6)   (13.4)     7.2
Provision for income taxes..........................   (0.5)     0.0      1.7
                                                      -----    -----    -----
     Net income (loss)..............................  (52.1)%  (13.4)%    5.5%
                                                      =====    =====    =====

YEARS ENDED MARCH 31, 1999, 1998 AND 1997

Revenue

     The Company's revenue is derived from sales of new and refurbished systems, spare parts and non-warranty service. Revenue declined 30 percent in fiscal 1999 from fiscal 1998 (to $29.0 million from $41.5 million). Revenue declined 28 percent in fiscal 1998 from fiscal 1997 (to $41.5 million from $57.4 million). The revenue decline in fiscal 1999 as compared to fiscal 1998 was principally attributable to a decline in the number of 900 and 6500 series etch systems sold as the semiconductor industry further curtailed its capital equipment expenditures in the face of a continued industry slowdown. The Company's sales of spare parts and service also declined in fiscal 1999 over fiscal 1998, which the Company believes was principally due to its customers operating their Tegal equipment at a lower level of utilization during the industry slowdown. The Company believes that sales of its 6500 series systems were adversely affected in fiscal 1999 by the Korean financial crisis which became apparent in the fall of 1997 and began to adversely impact the Company's sales of 6500 series systems in the fourth quarter of fiscal 1998 and continues through the date of this report. The revenue decline in fiscal 1998 as compared to fiscal 1997 was principally attributable to a decline in the number of 900 series etch systems sold as the semiconductor industry curtailed its capital equipment expenditures for capacity expansion in the face of an industry-wide over-supply of manufacturing capacity. The Company's sales of spare parts also declined in fiscal 1998 over fiscal 1997, which the Company believes was primarily caused by customers depleting their supplies of spare parts during the industry slowdown. Revenue derived from the sale of the Company's 6500 series critical etch systems increased as a result of both increased unit sales and higher average selling prices in fiscal 1998, partially offsetting the declines experienced in 900 series etch systems and spare parts sales. International sales accounted for approximately 72, 61 and 69 percent of total revenue in fiscal 1999, 1998 and 1997, respectively. The Company expects that international sales will continue to account for a significant portion of its revenue.

Gross Profit

     The Company's gross profit as a percentage of revenue (gross margin) declined to 28 percent in fiscal 1999 from 41 percent in fiscal 1998 and 45 percent in fiscal 1997. The gross margin decline in fiscal 1999 as compared to fiscal 1998 was principally attributable to spreading substantially fixed manufacturing overhead expenses over significantly fewer systems manufactured and spare parts revenue. The gross margin decline in fiscal 1998 as compared to fiscal 1997 was principally attributable to a decline in gross margins in the service business as the Company invested in additional field service engineering support for its major 6500 series systems customers that was above and beyond contractually required installation and warranty support. The Company believes that such investments are required to support customer's decisions to reorder its 6500 series systems in the future.

     The Company's gross profit as a percentage of revenue has been, and will continue to be, affected by a variety of factors, including the mix and average selling prices of systems sold and the costs to manufacture, service and support new product introductions and enhancements. Gross margins for the Company's new systems are typically lower than those of its more mature products due to the inefficiencies associated with the start-up of manufacturing operations, smaller vendor discounts due to lower order volumes and increased service installation and warranty support. As a result of such factors and an anticipation that the semiconductor equipment industry slowdown will continue for several more quarters, the Company expects that its gross margin is likely to be below 35 percent for fiscal 2000.

Research and Development

     Research and development expenses consist primarily of salaries, prototype material and other costs associated with the Company's research and product development efforts. In absolute dollars, research and development expenses decreased to $9.6 million in fiscal 1999 from $11.0 million in fiscal 1998 and $10.5 million in fiscal 1997. Research and development as a percentage of revenue increased to 33 percent in fiscal 1999 from 27 percent in fiscal 1998 and 18 percent in fiscal 1997, as the Company continued to enhance and support its new 6500 series systems in spite of the overall revenue decline in both fiscal years. The absolute dollar decrease in fiscal 1999 expenses over fiscal 1998 expenses was attributable to reduced spending on salaries and related expenses due to a reduction in headcount. The Company anticipates that fiscal 2000 research and development expenses in absolute dollars will continue at or decline slightly from fiscal 1999 levels to permit the Company to support new product applications at its new 6500 series customer installations and to further enhance that product line.

Sales and Marketing

     Sales and marketing expenses primarily consist of salaries, commissions, trade show promotion and advertising expenses. In absolute dollars, sales and marketing expenses declined to $5.2 million in fiscal 1999 from $6.1 million in fiscal 1998 and $6.2 million in fiscal 1997. As a percentage of revenue, sales and marketing expenses increased to 18 percent in fiscal 1999 from 15 percent in fiscal 1998 and 11 percent in fiscal 1997. The absolute dollar declines in sales and marketing expenses in fiscal 1999 versus fiscal 1998 and in fiscal 1998 versus fiscal 1997 were principally due to declines in systems sales volumes, resulting in lower commission spending and to reduced spending on advertising. The Company expects to reduce slightly its absolute dollar spending on sales and marketing in fiscal 2000 through improved trade show and staffing efficiencies.

General and Administrative

     General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities. General and administrative expenses in absolute dollars increased to $8.7 million in fiscal 1999 from $6.6 million in fiscal 1998 and $6.0 million in fiscal 1997. As a percentage of revenues, general and administrative expenses increased to 30 percent in fiscal 1999 from 16 percent in fiscal 1998 and 11 percent in fiscal 1997. The absolute dollar increases in general and administrative expenses in fiscal 1999 over fiscal 1998 and in fiscal 1998 over fiscal 1997 were primarily attributable to the Company incurring additional legal fees and expenses in connection with its patent disputes with AMS and TEL. The Company anticipates that its general and administrative expenses for fiscal 2000 will be somewhat lower than fiscal 1999 spending due primarily to anticipated reductions in legal costs associated with its intellectual property after the first half of fiscal 2000.

Other Income (Expense), Net

     Other income (expense), net, consists principally of interest income, interest expense, and gains and losses on foreign exchange and the sale of fixed assets. The Company recorded net non-operating income of $0.4 million, $1.1 million and $1.0 million in fiscal 1999, 1998 and 1997, respectively. In all three years, net non-operating income was primarily attributable to interest income on outstanding cash balances.

Provision for Income Taxes

     The Company's effective tax rate was 0 percent, 0 percent and 25 percent in fiscal 1999, 1998 and 1997, respectively. The effective tax rate for fiscal 1997 was materially lower than the statutory tax rate due to extensive operating loss carryforwards generated in prior years. The Company incurred net losses before taxes in fiscal 1999 and 1998 and therefore recorded no tax liability in fiscal 1998 and a $0.1 million tax liability in fiscal 1999 associated with its operations in Japan.

Liquidity and Capital Resources

     For fiscal 1999 and 1998, the Company financed its operations from available cash balances. In fiscal 1997, the Company financed its operations through cash generated from operations.

     Net cash used in operations was $8.8 million in fiscal 1999, due principally to a net loss of $13.2 million after adjusting for depreciation, a decline in accrued expenses and accounts payable offset, in part, by a decline in accounts receivable, inventories and other current assets. Net cash used in operations was $2.9 million in fiscal 1998, due principally to a net loss of $3.1 million after adjusting for depreciation, a decline in accrued expenses an increase in inventories offset, in part, by a decline in accounts receivable. Net cash provided by operations was $9.1 million in fiscal 1997, due principally to net income of $5.5 million after adjusting for depreciation and a decrease in accounts receivable and inventories offset, in part, by a decrease in accounts payable. Included in net cash from operations were purchase credits for preferred stock redemptions of $1.6 million in fiscal 1997. Such credits apply to prior financing from Motorola which was fully repaid in fiscal 1997.

     Net capital expenditures totaled $0.1 million, $1.3 million and $1.4 million in fiscal 1999, 1998 and 1997, respectively. Capital expenditures in all three years were incurred principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers.

     Net cash provided by financing activities totaled $0.2 million for fiscal 1999, due principally to proceeds from the exercise of employee stock options and the Company's stock purchase plan offset, in part, by the repayment of borrowings under equipment leases. Net cash provided by or used in financing activities for fiscal 1998 and 1997 were immaterial.

     As of March 31, 1999, the Company had approximately $17.6 million of cash and cash equivalents. In addition to cash and cash equivalents, the Company's other principal sources of liquidity consisted of unused portions of several bank borrowing facilities. At March 31, 1999, the Company had an aggregate borrowing capacity of $12.5 million available under a domestic line of credit secured by substantially all of the Company's assets. The facility is available until August 15, 1999. In addition to the foregoing facility, as of March 31, 1999, the Company's Japanese subsidiary had available two lines of credit available for a total of

390 million Yen (approximately $3.3 million at exchange rates prevailing on March 31, 1999) unused portion of two Japanese bank lines of credit totaling 450 million Yen (approximately $3.8 million at exchange rates prevailing on March 31, 1999) secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable.

     The Company believes that anticipated cash flow from operations, funds available under its lines of credit and existing cash and cash equivalent balances will be sufficient to meet the Company's cash requirements for the next twelve months. See Item 1-- Business -- Additional Risk Factors -- Future Capital Needs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk Disclosure

     The Company is exposed to financial market risks, including changes in foreign currency exchange ("FX") rates and interest rates. To mitigate the risks associated with FX rates, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes.

     The Company manufactures the majority of its products in the US; however, it services customers worldwide and thus has a cost base that is diversified over a number of European and Asian currencies as well as the US dollar (USD). This diverse base of local currency costs serves to mitigate partially the earnings effect of potential changes in value of the Company's local currency denominated revenue. Additionally, the Company denominates its export sales in US dollars, whenever possible.

     The Company manages short-term exposures to changing FX rates with financial market transactions, principally through the purchase of forward FX contracts to offset the earnings and cash-flow impact of the nonfunctional currency-denominated receivables. Forward FX contracts are denominated in the same currency as the receivable being covered, and the term of the forward FX contract matches the term of the underlying receivable. The receivables being covered arise from trade transactions and other firm commitments affecting the Company.

     The Company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in FX rates on its operations. Accordingly, the Company's reported revenue and results of operations have been, and may in the future, be affected by changes in the FX rates. The Company has utilized a sensitivity analysis for the purpose of identifying its market risk, in relation to underlying transactions that are sensitive to FX rates including foreign currency forward exchange contracts and nonfunctional currency denominated receivables. The net amount that is exposed to changes in foreign currency rates was evaluated against a 10% change in the value of the foreign currency versus the US dollar. Based on this analysis, the Company believes that it is not materially sensitive to changes in foreign currency rates on its net exposed FX position.

     A 42 basis-point move in the weighted average interest rates (10% of Tegal's weighted average interest rates in 1999) affecting Tegal's floating rate financial instruments as of March 31, 1999, would have an immaterial effect on Tegal's pretax results of operations over the next fiscal year.

     All of the potential changes noted above are based on sensitivity analyses performed on the Company's balances as of March 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TEGAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 17,569    $25,660
  Accounts receivable, less allowance for returns and
     doubtful accounts of $264 and $542.....................     4,831      7,482
  Inventory.................................................    12,226     14,424
  Prepaid expenses and other current assets.................     1,478      2,249
                                                              --------    -------
          Total current assets..............................    36,104     49,815
Property and equipment, net.................................     3,185      4,982
Other assets, net...........................................       363        349
                                                              --------    -------
                                                              $ 39,652    $55,146
                                                              ========    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $    223    $   285
  Accounts payable..........................................     2,254      2,691
  Accrued expenses and other current liabilities............     6,329      7,265
                                                              --------    -------
          Total current liabilities.........................     8,806     10,241
Long term portion of capital lease obligations..............        30        101
                                                              --------    -------
          Total liabilities.................................     8,836     10,342
                                                              --------    -------
Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred stock; $0.01 par value; 5,000,000 shares
     authorized; none issued and outstanding................        --         --
  Common stock; $0.01 par value; 35,000,000 shares
     authorized; 10,725,650 and 10,566,038 shares issued and
     outstanding............................................       107        106
  Additional paid-in capital................................    55,635     55,177
  Accumulated other comprehensive income (loss).............       156       (529)
  Accumulated deficit.......................................   (25,082)    (9,950)
                                                              --------    -------
          Total stockholders' equity........................    30,816     44,804
                                                              --------    -------
                                                              $ 39,652    $55,146
                                                              ========    =======

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED MARCH 31,
                                                              ----------------------------
                                                                1999      1998      1997
                                                              --------   -------   -------
Revenue.....................................................  $ 29,035   $41,472   $57,423
Cost of sales...............................................    20,874    24,377    31,522
                                                              --------   -------   -------
     Gross profit...........................................     8,161    17,095    25,901
                                                              --------   -------   -------
Operating expenses:
  Research and development..................................     9,594    11,048    10,531
  Sales and marketing.......................................     5,221     6,107     6,182
  General and administrative................................     8,748     6,613     6,008
                                                              --------   -------   -------
          Total operating expenses..........................    23,563    23,768    22,721
                                                              --------   -------   -------
     Operating income (loss)................................   (15,402)   (6,673)    3,180
Other income (expenses), net................................       405     1,128     1,000
                                                              --------   -------   -------
     Income (loss) before income taxes......................   (14,997)   (5,545)    4,180
Provision for income taxes..................................       135        --     1,040
                                                              --------   -------   -------
     Net income (loss)......................................  $(15,132)  $(5,545)  $ 3,140
                                                              ========   =======   =======
Net income (loss) per share:
     Basic..................................................  $  (1.42)  $  (.54)  $   .31
     Diluted................................................  $  (1.42)  $  (.54)  $   .29
Shares used in per share computation:
     Basic..................................................    10,630    10,364    10,124
     Diluted................................................    10,630    10,364    10,764

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  ACCUMULATED
                                 COMMON STOCK       ADDITIONAL       OTHER                         TOTAL
                              -------------------    PAID-IN     COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                SHARES     AMOUNT    CAPITAL     INCOME (LOSS)     DEFICIT        EQUITY
                              ----------   ------   ----------   -------------   -----------   -------------
Balances at March 31,
  1996.....................   10,064,404    $101     $54,455         $ 615        $ (7,545)      $ 47,626
Common stock issued under
  option and stock purchase
  plans....................      215,317       2         366                                          368
Net income (loss)..........                                                          3,140
Cumulative translation
  adjustment...............                                           (592)
Total comprehensive income
  (loss)...................                                                                         2,548
                              ----------    ----     -------         -----        --------       --------
Balances of March 31,
  1997.....................   10,279,721     103      54,821            23          (4,405)        50,542
Common stock issued under
  option and stock purchase
  plans....................      286,317                 356                                          359
Net income (loss)..........                                                         (5,545)
Cumulative translation
  adjustment...............                                           (552)
Total comprehensive income
  (loss)...................                                                                        (6,097)
                              ----------    ----     -------         -----        --------       --------
Balances at March 31,
  1998.....................   10,566,038     106      55,177          (529)         (9,950)        44,804
Common stock issued under
  option and stock purchase
  plans....................      159,612       1         458                                          459
Net income (loss)..........                                                        (15,132)
Cumulative translation
  adjustment...............                                            685
Total comprehensive income
  (loss)...................                                                                       (14,447)
                              ----------    ----     -------         -----        --------       --------
Balances at March 31,
  1999.....................   10,725,650    $107     $55,635         $ 156        $(25,082)      $ 30,816
                              ==========    ====     =======         =====        ========       ========

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED MARCH 31,
                                                              ----------------------------
                                                                1999      1998      1997
                                                              --------   -------   -------
Cash flows from operating activities:
  Net income (loss).........................................  $(15,132)  $(5,545)  $ 3,140
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Deferred income taxes................................       239        --      (638)
       Depreciation and amortization........................     1,904     2,299     2,349
       Purchase credit for preferred stock redemptions......        --        --    (1,587)
       Allowance for doubtful accounts and sales return
          allowances........................................      (277)     (222)      311
       Changes in operating assets and liabilities:
          Accounts receivable...............................     2,929     5,062     3,559
          Inventory.........................................     2,198    (1,952)    3,967
          Prepaid expenses and other assets.................       756      (171)      435
          Accounts payable and other current liabilities....    (1,459)   (2,343)   (2,467)
                                                              --------   -------   -------
          Net cash provided by (used in) operating
            activities......................................    (8,842)   (2,872)    9,069
                                                              --------   -------   -------
Cash flows used in investing activities for the purchases of
  property and equipment....................................      (106)   (1,283)   (1,427)
                                                              --------   -------   -------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................       459       359       368
  Borrowings under (repayments of) notes payable............       (62)       33         9
  Repayment of capital lease financing......................      (224)     (348)     (386)
                                                              --------   -------   -------
          Net cash provided by (used in) financing
            activities......................................       173        44        (9)
                                                              --------   -------   -------
Effect of exchange rates on cash and cash equivalents.......       684      (552)     (593)
                                                              --------   -------   -------
Net increase (decrease) in cash and cash equivalents........    (8,091)   (4,663)    7,040
Cash and cash equivalents at beginning of year..............    25,660    30,323    23,283
                                                              --------   -------   -------
Cash and cash equivalents at end of year....................  $ 17,569   $25,660   $30,323
                                                              ========   =======   =======
Supplemental disclosures of cash paid during the year:
  Interest..................................................  $     28   $    68   $   118
                                                              ========   =======   =======
  Income taxes..............................................  $     --   $    --   $ 1,727
                                                              ========   =======   =======
Supplemental disclosure of noncash investing and financing
  activities:
  Transfer of demo lab equipment between inventory and fixed
     assets.................................................  $   (249)  $   682   $   127
                                                              ========   =======   =======

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

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

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Accounts denominated in foreign currencies are translated using the foreign currencies as the functional currencies. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange and revenues and expenses are translated using weighted average rates. Gains and losses from foreign currency transactions are included as a separate component of other income (expense).

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from those estimates, although such differences are not expected to be material to the financial statements.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments having a maturity of three months or less on the date of purchase to be cash equivalents.

     At March 31, 1999 and 1998, all of the Company's investments are classified as cash equivalents on the balance sheet. The investment portfolio at March 31, 1999 and 1998 is comprised of money market funds. At March 31, 1999 and 1998, the fair value of the Company's investments approximated cost.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of the Company's financial instruments, including accounts receivable, approximates fair value, due to their relatively short maturity. The Company has foreign subsidiaries which operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company utilizes hedge instruments, primarily forward contracts to manage its exposure associated with firm third-party transactions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative purposes. Forward contracts are considered identifiable hedges and realized and unrealized gains and losses are deferred until settlement of the underlying commitments. They are recognized as other gains or losses when a hedged transaction is no longer expected to occur. Deferred gains and losses were not significant at March 31, 1999 or 1998. Foreign currency gains and losses included in other income (expenses) were not significant for the years ended March 31, 1999, 1998 and 1997.

     At March 31, 1999, the Company had forward exchange contracts maturing at various dates throughout fiscal 2000 to exchange 178,338 Yen into $1,427 which also represented the fair value of these instruments at March 31, 1999. The counterparties to these contracts consist of U.S. financial institutions.

                               TEGAL CORPORATION

     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     The Company enters into foreign exchange options to partially hedge net accounts receivable or payable U.S. dollar positions on the books of its subsidiaries which are subject to periodic remeasurement. Foreign exchange options permit, but do not require, the Company to exchange currencies at a future date with another party at a contracted exchange rate. The expense of the premiums paid for such options is amortized on a straight-line basis over the term of the option (generally two to three months in duration) as a foreign currency expense. Gains on the options that offset any losses on the underlying balance sheet exposures are recognized as a foreign exchange gain over the term of the options. To date, foreign currency gains on foreign exchange options have been immaterial, and the only expenses incurred have been the premium cost of the options. At March 31, 1999, the Company had no foreign exchange options outstanding.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company's temporary investments are invested in money market funds. The Company's accounts receivable are derived primarily from sales to customers located in the U.S., Europe, and the Far East. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of March 31, 1999, one customer accounted for approximately 35% of the accounts receivable balance. As of March 31, 1998, two customers accounted for approximately 24% and 16% of the accounts receivable balance.

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

EARNINGS PER SHARE

     In accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), Earnings Per Share ("EPS"), the Company reports both basic and diluted EPS on the income statement. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding plus any potentially dilutive securities, except when antidilutive. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be repurchased from proceeds received upon the exercise of stock options.

                               TEGAL CORPORATION

     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company's policy is to grant options with an exercise price equal to the closing market price of the Company's stock on the grant date. Accordingly, no compensation cost for stock option grants has been recognized in the Company's statements of operations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" (see Note 7).

COMPREHENSIVE INCOME

     In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for Tegal, is due to foreign currency translation adjustments. Comprehensive income is shown in the statement of stockholders' equity.

SEGMENT REPORTING

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting Segments of a Business Enterprise." SFAS 131 establishes standards for disclosures about products and services, geographic areas and major customers (see Note 9).

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value. In addition, corresponding derivative gains and losses should be either reported in the statement of operations or stockholders equity, depending on the type of hedging relationship that exists with respect to such derivatives. Adopting the provisions of SFAS 133, which will be effective in fiscal 2001, is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 2. BALANCE SHEET AND INCOME STATEMENT DETAIL

     Inventory consisted of:

                                                               MARCH 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Raw materials............................................  $ 2,554    $ 2,050
Work in process..........................................    1,590      2,053
Finished goods and spares................................    8,082     10,321
                                                           -------    -------
                                                           $12,226    $14,424
                                                           =======    =======

                               TEGAL CORPORATION

     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     Property and equipment consisted of:

                                                                MARCH 31,
                                                            -----------------
                                                             1999       1998
                                                            -------    ------
Machinery and equipment..........................           $ 8,081    $7,990
Demo lab equipment...............................             3,050     3,216
Leasehold improvements...........................             2,976     2,818
                                                            -------    ------
                                                             14,107    14,024
Less accumulated depreciation and amortization...           (10,922)   (9,042)
                                                            -------    ------
                                                            $ 3,185    $4,982
                                                            =======    ======

     Machinery and equipment at March 31, 1999 and 1998 includes approximately $607 and $1,388, respectively, of assets under leases that have been capitalized. Accumulated amortization for such equipment approximated $523 and $1,045, respectively.

     A summary of accrued expenses and other current liabilities follows:

                                                                MARCH 31,
                                                            -----------------
                                                             1999       1998
                                                            -------    ------
Accrued compensation costs.......................           $ 1,340    $1,591
Income taxes payable.............................               615       996
Product warranty.................................             1,855     2,256
Other............................................             2,449     2,422
                                                            -------    ------
                                                            $ 6,259    $7,265
                                                            =======    ======

     Other income (expenses), net, consisted of the following:

                                                      YEAR ENDED MARCH 31,
                                                    -------------------------
                                                    1999      1998      1997
                                                    -----    ------    ------
Interest income...................................  $ 951    $1,329    $1,250
Interest expense..................................    (28)      (68)     (118)
Foreign currency exchange gain (loss), net........   (549)     (138)     (186)
Other.............................................     31         5        54
                                                    -----    ------    ------
                                                    $ 405    $1,128    $1,000

NOTE 3. EARNINGS PER SHARE

     A reconciliation of the numerators and the denominators of the basic and diluted per share computation is as follows:

                                                   1999                            1998                          1997
                                       -----------------------------   ----------------------------   ---------------------------
                                                           PER SHARE                      PER SHARE                     PER SHARE
                                        INCOME    SHARES    AMOUNT     INCOME    SHARES    AMOUNT     INCOME   SHARES    AMOUNT
                                       --------   ------   ---------   -------   ------   ---------   ------   ------   ---------
Basic EPS:
  Net income available to common
    stockholders.....................  $(15,132)  10,630    $(1.42)    $(5,545)  10,364    $(0.54)    $3,140   10,124     $0.31
                                                            ======                         ======                         =====
Effects of dilutive securities:
  Stock Options......................        --       --                    --       --                   --      640
Diluted EPS:
                                       --------   ------               -------   ------               ------   ------
  Net income (loss)..................  $(15,132)  10,630    $(1.42)    $(5,545)  10,364    $(0.54)    $3,140   10,764     $0.29
                                       --------   ------    ------     -------   ------    ------     ------   ------     -----
                                                            ------                         ------                         -----


                               TEGAL CORPORATION

     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     Options to purchase 2,441,000 and 2,036,000 shares of common stock were outstanding at March 31, 1999 and 1998, respectively, but were not included in the computation of diluted EPS as the Company was in a loss situation and to do so would have been antidilutive. Options to purchase 53,000 shares of common stock were outstanding at March 31, 1997, but were not included in the computation of diluted EPS as their average exercise price was higher than the average market price of the stock.

NOTE 4. NOTES PAYABLE TO BANKS AND OTHERS

     The Company has a line of credit totaling $12,500 with one U.S. bank. The line bears interest at prime (8.25 percent as of March 31, 1999), is secured by a blanket security in all of the Company's assets, and is available until August 15, 1999. No amount was outstanding on this line of credit at March 31, 1999 and 1998. The line of credit restricts the declaration and payment of cash dividends and includes, among other terms and conditions, requirements that the Company maintain certain financial ratios and covenants. The Company was in compliance with such covenants as of March 31, 1999 and 1998.

     The Company's Japanese subsidiary has two lines of credit available for 300,000 Yen and 150,000 Yen (approximately $2,524 and $1,262, respectively, at exchange rates prevailing as of March 31, 1999), bearing interest at 0.25 percent and 0.5 percent, in excess of Japanese prime (1.375 percent as of March 31, 1999). The lines of credit are available until June 30, 2000 and November 30, 1999, and are secured by Japanese customer promissory notes provided in advance of payment. Outstanding balances on these lines in U.S. dollars as of March 31, 1999 and 1998, were $223 and $285, respectively.

NOTE 5. INCOME TAXES

     The components of income (loss) before income taxes are as follows:

                                                    YEAR ENDED MARCH 31,
                                                -----------------------------
                                                  1999       1998       1997
                                                --------    -------    ------
Domestic......................................  $(14,563)   $(6,760)   $3,400
Foreign.......................................      (434)     1,215       780
                                                --------    -------    ------
                                                $(14,997)   $(5,545)   $4,180
                                                ========    =======    ======

     The components of the provision for income taxes are as follows:

                                                    YEAR ENDED MARCH 31,
                                                -----------------------------
                                                  1999       1998       1997
                                                --------    -------    ------
Current:
  U.S. federal................................  $   (257)   $  (939)   $1,143
  State and local.............................        --         --       432
  Foreign.....................................       153         --       103
                                                --------    -------    ------
                                                    (104)      (939)    1,678
                                                --------    -------    ------
Deferred:
  U.S. federal................................       239        939      (589)
  State and local.............................        --         --       (49)
                                                --------    -------    ------
                                                     239        939      (638)
                                                --------    -------    ------
          Total...............................  $    135    $    --    $1,040
                                                ========    =======    ======

                               TEGAL CORPORATION

     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     The income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

                                                     YEAR ENDED MARCH 31,
                                                 ----------------------------
                                                  1999       1998       1997
                                                 -------    -------    ------
Income tax provision at U.S. statutory rate....  $(5,099)   $(1,885)   $1,424
State taxes net of federal benefit.............     (874)      (323)      254
Utilization of foreign losses..................       --       (633)       --
Reversal of deferred tax assets previously
  reserved.....................................       --         --      (178)
Utilization of net operating losses............      638      1,621        --
Increase (reduction) in valuation allowance....    5,419      1,161      (460)
Other..........................................       51         59        --
                                                 -------    -------    ------
  Income tax expense...........................  $   135    $    --    $1,040
                                                 =======    =======    ======

     The components of deferred taxes are as follows:

                                                               MARCH 31,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
Revenue recognized for tax and deferred for book........  $    344    $   378
Non-deductible accruals and reserves....................     2,435      2,702
Foreign net operating loss carryforward.................       458        968
Domestic net operating loss carryforward................     5,212         --
Credits.................................................     2,101      1,550
Uniform cap adjustment..................................       139        130
Other...................................................       193        (26)
                                                          --------    -------
     Total..............................................    10,882      5,702
Valuation allowance.....................................   (10,882)    (5,463)
                                                          ========    =======
          Net deferred tax asset........................  $     --    $   239
                                                          ========    =======

     The Company has recorded net deferred tax assets of approximately $0 and $239 at March 31, 1999 and 1998, respectively. Management's evaluation of the recoverability of the March 31, 1998 deferred tax was based upon the Company's ability to carry back temporary differences for future tax deductions against previously taxed income.

     At March 31, 1999, the Company had federal operating loss carryforwards of approximately $13,150, which begin to expire in the year ending March 31, 2020.

                               TEGAL CORPORATION

     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

     The Company has several noncancelable operating leases and capital leases, primarily for general office, production, and warehouse facilities, that expire over the next five years. Future minimum lease payments under these leases are as follows:

                                                                YEAR ENDING
                                                                 MARCH 31,
                                                            --------------------
                                                            CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                            -------    ---------
2000......................................................   $ 75       $1,941
2001......................................................     30        1,713
2002......................................................      2           38
2003......................................................     --           13
2004......................................................     --           --
                                                             ----       ------
Total minimum lease payments..............................    107       $3,705
                                                                        ======
Less amount representing interest.........................     (7)
                                                             ----
                                                             $100
                                                             ====

     The above schedule of minimum payments excludes minimum annual sublease rentals payable to the Company totaling $300 through January 31, 2001, under operating subleases. In addition, most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases was $2,069, $1,949, and $2,406 during the years ended March 31, 1999, 1998, and 1997, respectively.

NOTE 7. EMPLOYEE BENEFIT PLANS

EQUITY INCENTIVE PLAN

     Pursuant to the Amended and Restated Equity Incentive Plan ("Equity Incentive Plan"), options and stock purchase rights to purchase 3,500,000 shares of common stock may be granted to management and consultants. The exercise price of options and the purchase price of stock purchase rights generally is the fair value of the Company's common stock on the date of grant. At the date of issuance of the stock options, all options are exercisable; however the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment or consulting agreement at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. Incentive stock options are exercisable for up to 10 years from the grant date of the option. Nonqualified stock options are exercisable for up to 15 years from the grant date of the option. As of March 31, 1999, 120,280 shares were available for issuance under the Equity Incentive Plan.

1990 STOCK OPTION PLAN

     Pursuant to the terms of the Company's 1990 Stock Option Plan ("Option Plan"), options and stock purchase rights to purchase 550,000 shares of common stock may be granted to employees of the Company or its affiliates. Incentive stock options are exercisable for a period of up to 10 years from the date of grant of the option and nonqualified stock options are exercisable for a period of up to 10 years and 2 days from the date of grant of the option. At the date of issuance of the stock options, all options are exercisable; however, the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. As of March 31, 1999, 70,281 shares were available for issuance under the Option Plan.

                               TEGAL CORPORATION

     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

1998 EQUITY PARTICIPATION PLAN

     Pursuant to the terms of the Company's 1998 Equity Participation Plan ("Equity Plan"), which was authorized as a successor plan to the Company's Equity Incentive Plan and Option Plan, 600,000 shares of common stock may be granted upon the exercise of options and stock appreciation rights or upon the vesting of restricted stock awards. The exercise price of options generally will be the fair value of the Company's common stock on the date of grant. Options are generally subject to vesting at the discretion of the Compensation Committee of the Board of Directors (the "Committee"). At the discretion of the Committee, vesting may be accelerated when the fair market value of the Company's stock equals a certain price established by the Committee on the date of grant. Incentive stock options will be exercisable for up to 10 years from the grant date of the option. Non-qualified stock options will be exercisable for a maximum term to be set by the Committee upon grant. As of March 31, 1999, all 600,000 shares were available for issuance under the Equity Plan.

DIRECTORS STOCK OPTION PLAN

     Pursuant to the terms of the Amended Stock Option Plan for Outside Directors ("Directors Plan"), up to 300,000 shares of common stock may be granted to Directors. Under the Directors Plan, each Outside Director who was elected or appointed to the Board on or after September 15, 1998, shall be granted an option to purchase 20,000 shares of common stock and on each secondary anniversary after the applicable election or appointment shall receive an additional option to purchase 20,000 shares, provided that such outside director continues to serve as an outside director on that date. 10,000 shares each will vest on the first and second anniversaries of the option grant date, contingent upon continued service as a director. Vesting may be accelerated, at the discretion of the Board, when the fair market value of the Company's stock equals a certain price set by the Board on the date of grant of the option. As of March 31, 1999, 100,000 shares were available for issuance under the Directors Plan.

     The following table summarizes the Company's stock option activity for the three plans described above and weighted average exercise price within each transaction type for each of the years ended March 31, 1999, 1998, and 1997 (number of shares in thousands):

                                         1999               1998               1997
                                    ---------------    ---------------    ---------------
                                    SHARES    PRICE    SHARES    PRICE    SHARES    PRICE
                                    ------    -----    ------    -----    ------    -----
Options outstanding at beginning
  of year.........................  2,036     $5.46    1,413     $4.36    1,163     $4.90
Options canceled..................   (184)     6.23     (101)     6.07     (183)     9.52
Options granted...................    742      2.15      942      6.01      595      5.50
Options exercised.................    (62)     1.31     (219)     0.47     (162)     0.33
                                    -----     -----    -----     -----    -----     -----
Options outstanding March 31......  2,532     $4.53    2,036     $5.46    1,413     $4.36
                                    =====     =====    =====     =====    =====     =====

     At March 31, 1999, the repurchase right associated with 790,470 of the options outstanding had elapsed.

                               TEGAL CORPORATION

     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     Significant option groups outstanding at March 31, 1999, and related weighted average exercise price of options granted for which the Company no longer has the right to repurchase and contractual life information are as follows (number of shares in thousands):

                                           OPTIONS IN WHICH
                                           UNDERLYING SHARES
                                           NO LONGER SUBJECT
                         OUTSTANDING     TO REPURCHASE RIGHTS
                       ---------------   ---------------------    REMAINING
EXERCISE PRICE RANGE   SHARES   PRICE     SHARES       PRICE     LIFE (YEARS)
--------------------   ------   ------   ---------   ---------   ------------
 $ .24 - $ .53          216     $  .48      115        $  .50        4.51
 $1.50 - $3.38          692       2.19        4          1.50       13.91
 $4.25 - $5.50          993       4.73      381          5.07        8.64
 $6.13 - $6.25          119       6.20       52          6.20       10.35
 $6.88 - $8.75          453       8.19      180          7.64       10.25
     $12.00              59      12.00       59         12.00        7.05

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

     The following assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards and Employee Qualified Stock Purchase Plan ("Employee Plan"):

                                                         1999    1998    1997
                                                         ----    ----    ----
Expected life (years):
  Stock options........................................   4.0     4.0     4.0
  Employee plan........................................   0.5     0.5     0.5
Risk-free interest rate................................  5.20%   6.16%   6.07%
Volatility.............................................    75%     60%     60%
Dividend yield.........................................     0%      0%      0%

     The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted during 1999, 1998 and 1997 was $1.27, $2.66 and $3.67 per option, respectively. The estimated fair value, as defined by SFAS 123, attributable to options canceled and reissued during 1999, 1998 and 1997 were $0, $0 and $1.53 per option, respectively.

STOCK PURCHASE PLAN

     The Company has offered an Employee Plan under which rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at the beginning of a six month offering period or at the end of that six month period. Under the Employee Plan, the Company is authorized to grant options to purchase up to 250,000 shares of common stock. 97,541 common stock shares were purchased in fiscal 1999 and 61,371 common shares were purchased in 1998. Shares available for future purchase under the Employee Plan were 37,455 at March 31, 1999.

                               TEGAL CORPORATION

     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     Compensation cost (included in pro forma net income and net income per share amounts only) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the Employee Plan was calculated using the Black-Scholes model. The weighted average estimated grant date fair value per share, as defined by SFAS 123, for rights granted under the Employee Plan for stock purchased under the Employee Plan during 1999, 1998 and 1997 were $1.48, $1.47 and $3.69, respectively.

PRO FORMA NET INCOME AND NET INCOME PER SHARE

     Had the Company recorded compensation costs based on the estimated grant date fair value (as defined by SFAS 123) for awards granted under its stock option plans and stock purchase plan, the Company's net income and earnings per share would have been reduced to the pro forma amounts below for the years ended March 31, 1999, 1998 and 1997:

                                                  1999       1998       1997
                                                --------    -------    ------
Pro forma net income (loss)...................  $(16,895)   $(6,674)   $1,865
Pro forma net income (loss) per share:
  Basic.......................................  $  (1.59)   $ (0.64)   $ 0.18
  Diluted.....................................  $  (1.59)   $ (0.64)   $ 0.17

     The pro forma effect on net income and net income per share takes into consideration pro forma compensation related only to grants made after December 15, 1995. Consequently, the pro forma effect on net income and net income per share for 1999, 1998 and 1997 is not necessarily representative of the pro forma effect on net income in future years.

SAVINGS AND INVESTMENT PLAN

     The Company has established a defined contribution plan that covers substantially all U.S. employees who are regularly scheduled to work 20 or more hours per week. Employee contributions of up to 4% of each covered employee's compensation will be matched by the Company based upon a percentage to be determined annually by the Board of Directors ("Board"). Employees may contribute up to 15 percent of their compensation, not to exceed a prescribed maximum amount. The Company made contributions to the plan of $27, $31 and $28 in the years ended March 31, 1999, 1998, and 1997, respectively.

NOTE 8. SHAREHOLDER RIGHTS PLAN

     On June 11, 1996, the Board adopted a Preferred Shares Rights Agreement ("Agreement") and pursuant to the Agreement authorized and declared a dividend of one preferred share purchase right ("Right") for each common share of the Company's outstanding shares at the close of business on July 1, 1996. The Rights are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company, in a manner or under terms not approved by the Board. Each Right becomes exercisable to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $45.00 upon certain circumstances associated with an unsolicited takeover attempt and expires on June 11, 2006. The Company may redeem the Rights at a price of $0.01 per Right.

                               TEGAL CORPORATION

     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

NOTE 9. SEGMENT REPORTING

     The Company operates in one segment comprising the design, manufacturing and servicing of plasma etch systems used in the manufacturing of integrated circuits and related devices.

     The following is a summary of the Company's operations:

                                                    YEARS ENDED MARCH 31,
                                                -----------------------------
                                                 1999       1998       1997
                                                -------    -------    -------
Revenues:
  Sales to customers located in:
     United States............................  $ 8,111    $16,045    $17,795
     Asia.....................................    2,669     11,110     18,640
     Europe...................................    6,657      8,667     10,061
     Japan....................................   11,598      5,650     10,927
                                                -------    -------    -------
          Total external sales................  $29,035    $41,472    $57,423
                                                =======    =======    =======

                                                               MARCH 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Identifiable assets at year-end:
  United States...............................             $38,986    $55,326
  Europe......................................               8,405      8,819
  Japan.......................................               7,623      4,424
  Consolidation eliminations..................             (15,362)   (13,423)
                                                           -------    -------
          Total identifiable assets...........             $39,652    $55,146
                                                           =======    =======

     The Company's sales are primarily to domestic and international semiconductor manufacturers. The top five customers accounted for approximately 41%, 41%, and 46% of the Company's total net sales for the years ended March 31, 1999, 1998, and 1997, respectively. No customer accounted for 10% or more of net sales for the year ended March 31, 1999, one customer accounted for approximately 16% of net sales for the year ended March 31, 1998, and two customers accounted for 17% and 10%, respectively, of the Company's net sales for the year ended March 31, 1997.

NOTE 10. RELATED PARTY TRANSACTIONS

     Included in prepaids at March 31, 1999, was a note receivable for $230 from an employee for an advance made by Tegal to the employee. This amount was repaid in full on April 5, 1999. There were no such transactions in fiscal 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Tegal Corporation

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) and (2) on page 40 present fairly, in all material respects, the financial position of Tegal Corporation and its subsidiaries at March 31, 1999 and 1998 and the results of its operations and cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
April 28, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

     (1) Financial Statements

        The Company's Financial Statements and notes thereto appear on this Form 10-K according to the following Index of Consolidated Financial
        Statements:

                                                              PAGE
                                                              ----
Consolidated Balance Sheets as of March 31, 1999 and 1998...   23
Consolidated Statements of Operations for the years ended
  March 31, 1999, 1998 and 1997.............................   24
Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 1999, 1998 and 1997.................   25
Consolidated Statements of Cash Flows for the years ended
  March 31, 1999, 1998 and 1997.............................   26
Notes to Consolidated Financial Statements..................   27
Report of Independent Accountants...........................   38

     (2) Financial Statement Schedule

                                                              PAGE
                                                              ----
Schedule II -- Valuation and Qualifying Accounts............  S-1

        Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the consolidated financial statements or related notes.

     (3) Exhibits

     The following exhibits are referenced or included in this report:

EXHIBIT                           DESCRIPTION
-------                           -----------
   3.1    Certificate of Incorporation of the Registrant, as amended
          (incorporated by reference to Exhibits 3(i).1 and 3(i).2
          included in Registrant's Registration Statement on Form S-1
          (File No. 33-84702) declared effective by the Securities and
          Exchange Commission on October 18, 1995)
   3.2    By-laws of Registrant (incorporated by reference to Exhibit
          3(ii) included in Registrant's Registration Statement on
          Form S-1 (File No. 33-84702) declared effective by the
          Securities and Exchange Commission on October 18, 1995)
  *4.1    Form of Certificate For Common Stock
  *4.2    Information and Registration Rights Agreement between the
          Registrant and the investors listed on Schedule A thereto
          dated December 19, 1989, as amended to date
 *10.1    Amended and Restated Equity Incentive Plan
 *10.2    1990 Stock Option Plan
 *10.4    Employee Qualified Stock Purchase Plan
  10.5    Amended and Restated Stock Option Plan for Outside Directors
          (incorporated by reference to Appendix B to the Proxy
          Statement for the Registrant's 1998 Annual Meeting of
          Stockholders filed with the SEC on July 29, 1998 (Commission
          File No. 0-26824))

EXHIBIT                           DESCRIPTION
-------                           -----------
 10.10    Employment Agreement between the Registrant and Stephen P.
          DeOrnellas dated December 16, 1997 (incorporated by
          reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed with the SEC on May 20, 1998 (Commission File No. 0-26824))
*10.11    Lease dated August 15, 1986, as amended, between the
          Registrant and South McDowell Investments
*10.12    Technology License Agreement between the Registrant and
          Motorola, Inc. dated December 19, 1989
 10.14    Security and Loan Agreement between the Registrant and
          Imperial Bank dated as of August 15, 1998
*10.15    Supplemental Source Code License Agreement with the
          Registrant and Realtime Performance, Inc. dated as of
          November 1, 1991
 10.18    Employment Agreement between Registrant and Michael L.
          Parodi dated as of December 17, 1997 (incorporated by
          reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed with the SEC on May 20, 1998 (Commission File No. 0-26824))
 10.19    1998 Equity Participation Plan (incorporated by reference to
          Appendix A to the Proxy Statement for the Registrant's 1998
          Annual Meeting of Stockholders filed with the SEC on July
          29, 1998 (Commission File No. 0-26824))
   *21    List of Subsidiaries of the Registrant
  23.1    Consent of Independent Accountants
  24.1    Power of Attorney (included on page 42 of this Report)
  27.1    Financial Data Schedule

---------------
 * Incorporated by reference to identically numbered exhibits included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995.

(b) Reports on Form 8-K.

     A current report on Form 8-K regarding an amendment to the Company's stockholders' rights plan was filed with the SEC on January 15, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEGAL CORPORATION

                                          By:     /s/ MICHAEL L. PARODI
                                            ------------------------------------
                                                     Michael L. Parodi
                                                Chairman, President & Chief
                                                      Executive Officer

Dated: June 25, 1999

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

              SIGNATURE                                 TITLE                       DATE
              ---------                                 -----                       ----
        /s/ MICHAEL L. PARODI                    Chairman, President,           June 25, 1999
--------------------------------------   Chief Executive Officer and Director
          Michael L. Parodi                 (Principal Executive Officer)

           /s/ DAVID CURTIS                    Chief Financial Officer          June 25, 1999
--------------------------------------      (Principal Financial Officer)
             David Curtis

          /s/ KATHY PETRINI                      Corporate Controller           June 25, 1999
--------------------------------------      (Principal Accounting Officer)
            Kathy Petrini

            /s/ FRED NAZEM                             Director                 June 25, 1999
--------------------------------------
              Fred Nazem

          /s/ JEFFREY KRAUSS                           Director                 June 25, 1999
--------------------------------------
            Jeffrey Krauss

          /s/ THOMAS R. MIKA                           Director                 June 25, 1999
--------------------------------------
            Thomas R. Mika

        /s/ EDWARD A. DOHRING                          Director                 June 25, 1999
--------------------------------------
          Edward A. Dohring

                                                                     SCHEDULE II

                               TEGAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED MARCH 31, 1997, 1998, 1999
                                 (IN THOUSANDS)

                                          BALANCE AT    CHARGED TO    CHARGED                   BALANCE
                                          BEGINNING     COSTS AND     TO OTHER                  AT END
              DESCRIPTION                  OF YEAR       EXPENSES     ACCOUNTS    DEDUCTIONS    OF YEAR
              -----------                 ----------    ----------    --------    ----------    -------
Year ended March 31, 1997:
  Product warranty......................    $2,586        $4,406       $(118)      $(4,623)     $2,251
  Doubtful accounts.....................       361            13          --           (54)        320
  Sales returns and allowances..........        83           532          (1)         (211)        403
  Cash discounts........................         9            51          --           (19)         41
Year ended March 31, 1998:
  Product warranty......................     2,251         2,706         (31)       (2,670)      2,256
  Doubtful accounts.....................       320           154          --          (177)        297
  Sales returns and allowances..........       444           214          --          (420)        238
  Cash discounts........................        41            31          --           (65)          7
Year ended March 31, 1999:
  Product warranty......................     2,256         1,375         (57)       (2,219)      1,355
  Doubtful accounts.....................       297            35          --          (130)        202
  Sales returns and allowances..........       238           (25)         --          (170)         43
  Cash discounts........................         7            49          --           (37)         19

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.14     Security and Loan Agreement between Registrant and Imperial
          Bank dated as of August 15, 1998
23.1      Consent of Independent Accountants
24.1      Power of Attorney (included on page 42)
27.1      Financial Data Schedule