Form 10-Q
period 1999-06-30
TEGAL CORP /DE/
filed 1999-08-04
CIK 931059

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

                 FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1999

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

                           2201 SOUTH MCDOWELL BLVD.
                           PETALUMA, CALIFORNIA 94954
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                              Yes [X]       No [ ]

     As of July 15, 1999, there were 10,761,588 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       TEGAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         Condensed Consolidated Statements of Operations -- for the
         three months ended June 30, 1999 and 1998...................    3
         Condensed Consolidated Balance Sheets, as of June 30, 1999
         and March 31, 1999..........................................    4
         Condensed Consolidated Statements of Cash Flows -- for the
         three months ended June 30, 1999 and 1998...................    5
         Notes to Condensed Consolidated Financial Statements........    6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................    8
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK........................................................   11

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................   12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   12
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................   12
         SIGNATURES..................................................   13

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Revenue.....................................................  $ 6,659    $ 6,484
Cost of sales...............................................    4,502      4,101
                                                              -------    -------
          Gross profit......................................    2,157      2,383
                                                              -------    -------
Operating expenses:
  Research and development..................................    2,628      2,640
  Sales and marketing.......................................    1,198      1,425
  General and administrative................................    2,301      1,915
                                                              -------    -------
          Total operating expenses..........................    6,127      5,980
                                                              -------    -------
          Operating loss....................................   (3,970)    (3,597)
Other income, net...........................................      205        207
                                                              -------    -------
          Net loss..........................................  $(3,765)   $(3,390)
                                                              =======    =======
Net loss per common share:
          Basic.............................................  $ (0.35)   $ (0.32)
          Diluted...........................................  $ (0.35)   $ (0.32)
Shares used in per share computation:
          Basic.............................................   10,726     10,568
          Diluted...........................................   10,726     10,568

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                              JUNE 30,    MARCH 31,
                                                                1999        1999
                                                              --------    ---------
Current assets:
  Cash and cash equivalents.................................  $ 10,785    $ 17,569
  Receivables, net..........................................     8,112       4,831
  Inventories...............................................    13,240      12,226
  Prepaid expenses and other current assets.................     1,547       1,478
                                                              --------    --------
          Total current assets..............................    33,684      36,104
Property and equipment, net.................................     2,791       3,185
Other assets, net...........................................       360         363
                                                              --------    --------
                                                              $ 36,835    $ 39,652
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $    876    $    223
  Accounts payable..........................................     1,941       2,254
  Accrued expenses and other current liabilities............     6,971       6,329
                                                              --------    --------
          Total current liabilities.........................     9,788       8,806
Long-term portion of capital lease obligation...............         5          30
                                                              --------    --------
          Total liabilities.................................     9,793       8,836
                                                              --------    --------
Stockholders' Equity:
  Common stock..............................................       108         107
  Additional paid-in capital................................    55,722      55,635
  Cumulative translation adjustment.........................        59         156
  Accumulated deficit.......................................   (28,847)    (25,082)
                                                              --------    --------
          Total stockholders' equity........................    27,042      30,816
                                                              --------    --------
                                                              $ 36,835    $ 39,652
                                                              ========    ========

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Cash flows from operating activities:
  Net loss..................................................  $(3,765)   $(3,390)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization..........................      441        526
     Changes in operating assets and liabilities............   (3,962)       190
                                                              -------    -------
       Net cash used in operating activities................   (7,286)    (2,674)
                                                              -------    -------
Cash flows used in investing activities -- purchases of
  property and equipment....................................      (47)       (53)
                                                              -------    -------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................       88         --
  Borrowings under lines of credit..........................      585        340
  Repayment of capital lease financing......................      (27)       (78)
                                                              -------    -------
       Net cash provided by financing activities............      646        262
                                                              -------    -------
Effect of exchange rates on cash and cash equivalents.......      (97)       (48)
                                                              -------    -------
Net decrease in cash and cash equivalents...................   (6,784)    (2,513)
Cash and cash equivalents at beginning of period............   17,569     25,660
                                                              -------    -------
Cash and cash equivalents at end of period..................  $10,785    $23,147
                                                              =======    =======

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1. BASIS OF PRESENTATION:

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 1999 audited consolidated financial statements and include all adjustments consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report on Form 10-K of Tegal Corporation (the "Company") for the year ended March 31, 1999. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of results to be expected for the entire year.

2. INVENTORIES:

     Inventories consisted of:

                                                          JUNE 30,    MARCH 31,
                                                            1999        1999
                                                          --------    ---------
Raw materials...........................................  $ 2,543      $ 2,554
Work in progress........................................    2,847        1,590
Finished goods and spares...............................    7,850        8,082
                                                          -------      -------
                                                          $13,240      $12,226
                                                          =======      =======

3. NET LOSS PER COMMON SHARE:

     Options to purchase 2,545,538 and 2,013,649 shares of common stock were outstanding during the three months ended June 30, 1999 and June 30, 1998, respectively, but were not reflected in the computations of diluted earnings per share because the Company recorded a net loss in those periods and to do so would have been anti-dilutive. Accordingly the number of shares used to compute basic and diluted loss per share was the same.

4. INCOME TAX EXPENSE:

     No provision for federal or state income tax has been recorded for the three month periods ended June 30, 1999 and 1998, respectively, as the Company has recorded a net loss before taxes for both periods. The Company did not recognize a benefit for these net losses before taxes because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude are uncertain.

5. NEW ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 are not expected to have a material effect on the Company's consolidated financial statements, which will be effective for the Company's fiscal year ending March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information herein contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for the Company's products, the Company's quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, the impact of the Asian financial crisis on semiconductor capital equipment demand, current soft demand for semiconductor manufacturing equipment, particularly for equipment procured for capacity additions such as the Company's non-critical etch systems, the cyclicality of the semiconductor industry, dependence on recently introduced systems for the critical etch markets, impediments to customer acceptance, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in the Company's Securities and Exchange Commission ("SEC") reports. For further information, refer to the business description and additional risk factors sections included in the Company's Form 10-K for the year ended March 31, 1999, as filed with the SEC.

RESULTS OF OPERATIONS

     The Company designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits, read-write heads for the disk drive industry, printer heads and small flat panel displays.

     The following table sets forth certain financial items as a percentage of revenue for the three month periods ended June 30, 1999 and 1998:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               1999        1998
                                                              ------      ------
Revenue.....................................................  100.0%      100.0%
Cost of sales...............................................   67.6        63.2
                                                              -----       -----
  Gross profit..............................................   32.4        36.8
                                                              -----       -----
Operating expenses:
  Research and development..................................   39.5        40.7
  Sales and marketing.......................................   18.0        22.0
  General and administrative................................   34.5        29.6
                                                              -----       -----
          Total operating expenses..........................   92.0        92.3
                                                              -----       -----
Operating loss..............................................  (59.6)      (55.5)
Other income, net...........................................    3.1         3.2
                                                              -----       -----
Income before income taxes..................................  (56.5)      (52.3)
Provision for income taxes..................................    0.0         0.0
                                                              -----       -----
Net loss....................................................  (56.5)%     (52.3)%
                                                              =====       =====

     Revenue. Revenue for the three months ended June 30, 1999 was $6.7 million, up 2.7% over the comparable period in 1998. The increase from the comparable period in the prior year was primarily attributable to the sale of one 6500 series system in the current period, offset in part, by four fewer non-critical etch systems sales and reduced spare parts and service sales in the three months ended June 30, 1999.

     Revenue from spare parts and service sales was $3.4 million for the three month period ended June 30, 1999, down from $4.1 million for the three month period ended June 30, 1998. The Company believes the revenue decline is a result of customers curtailing spare parts purchases during the current industry slowdown and to a lesser extent, to increased competition from third party spare parts suppliers.

     International sales as a percentage of the Company's revenue was approximately 71.8% and 66.1% for the three months ended June 30, 1999 and 1998, respectively. The Company believes that international sales will continue to represent a significant portion of its revenue.

     The Company believes that the slowdown in the semiconductor equipment industry is likely to persist, for one or two additional quarters and believes that those industry conditions are likely to adversely affect its revenues during that time. Specifically, the Company anticipates that its revenue for the next quarter is likely to be less than the revenue for the three month period ended June 30, 1999.

     Gross profit. Gross profit as a percentage of revenue (gross margin) was 32.4% and 36.8% for the three months ended June 30, 1999 and 1998, respectively. The decline in gross margin for the three months ended June 30, 1999, compared to the comparable period in the prior year was principally attributable to changes in the product mix of systems sales and increased net service spending in support of systems under warranty.

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

     Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with the Company's ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $2.6 million for each of the three months ended June 30, 1999 and 1998, representing 39.5% and 40.7% of revenue, respectively.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $1.2 million and $1.4 million for the three months ended June 30, 1999 and 1998, respectively, representing 18.0% and 22.0% of revenue, respectively. The decrease in sales and marketing spending for the three months ended June 30, 1999, compared to the comparable period in the prior year is primarily attributable to reduced trade show and other promotional spending and improved staffing efficiencies.

     General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $2.3 million and $1.9 million for the three months ended June 30, 1999 and 1998, representing 34.5% and 29.6% of revenue, respectively. The increase in general and administrative spending for the period ended June 30, 1999, compared to the comparable period in the prior year was primarily attributable to the Company incurring additional legal expenses in connection with its patent disputes with Austria Mikro Systeme International AG and AMS Austria MikroSysteme International, Inc. ("AMS") and Tokyo Electron Limited ("TEL"). See "Part II, Item 1. Legal Proceedings."

     Other income, net. Other income, net consists primarily of interest income on outstanding cash balances, and gains and losses on foreign exchange.

     Income tax expense. No provision for federal or state income tax has been recorded for the three months ended June 30, 1999 and 1998, as the Company has recorded a net loss before taxes in both periods. The Company did not recognize a benefit for this net loss before taxes in those periods because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

     For the three month periods ended June 30, 1999 and 1998, the Company financed its operations through the use of outstanding cash balances.

     Net cash used in operations was $7.3 million during the three months ended June 30, 1999, due principally to a net loss of $3.3 million after adjusting for depreciation, an increase in accounts receivable and inventory and a decline in accounts payable, offset in part, by an increase in accrued expenses. Net cash used in operations was $2.7 million for the three months ended June 30, 1998, due principally to a net loss of $2.9 million after adjusting for depreciation, an increase in inventory and a decline in accrued expenses and accounts payable, offset in part, by a decline in accounts receivable.

     Net capital expenditures totaled approximately $50,000 for each of the three months ended June 30, 1999 and 1998. Capital expenditures in both periods were incurred principally for leasehold improvements and to acquire design tools, analytical equipment and computers.

     Net cash provided by financing activities totaled $0.6 million and $0.3 million for the three months ended June 30, 1999 and 1998, respectively. In both periods, the increase was due principally to increased borrowings under the Company's two Japanese borrowing facilities, offset in part, by repayment of capital lease obligations.

     As of June 30, 1999, the Company had approximately $10.8 million of cash and cash equivalents. In addition to cash and cash equivalents, the Company's other principal sources of liquidity consisted of the unused portions of several bank borrowing facilities. At June 30, 1999, the Company had an aggregate borrowing capacity of $12.5 million available under a domestic line of credit secured by substantially all of the Company's assets. The facility is available until August 15, 1999 and is in the process of being renewed. In addition to the foregoing facility, as of June 30, 1999, the Company's Japanese subsidiary had available two lines of credit for a total of 352 million Yen (approximately $2.9 million at exchange rates prevailing on June 30, 1999), unused portion of two Japanese bank lines of credit totaling 450 million Yen (approximately $3.7 million at exchange rates prevailing on June 30, 1999) secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable..

     The Company believes that anticipated cash flow from operations, funds available under its lines of credit and existing cash and cash equivalent balances will be sufficient to meet the Company's cash requirements for the next nine to twelve months.

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

     The Company's Enterprise Resource Planning (ERP) system is provided by a software vendor and contains some custom modifications to meet the Company's business requirements. The vendor-provided software is Information Technology Association of America certified Year 2000 compliant. The custom modifications have been evaluated to identify the changes necessary to make them compliant and is in the process of coding and testing those changes. The Company estimates that the required modifications will be completed by October 1999. The Company's current product offerings have been tested and determined to either be Year 2000 compliant or, where they are not compliant, an upgrade program is available to address the problem.

     The Company completed its Year 2000 risk assessment and its corrective action and contingency plans in April 1999. The corrective action plan has identified required modifications and upgrades to its business software and hardware. The risk assessment has evaluated the readiness of its key suppliers and other third parties and the effect their compliance readiness might have on the Company. For key suppliers where the risk of non-compliance has been assessed as high, backup or contingency plans have been developed and documented and audits of those vendors for Year 2000 compliance are being scheduled to be performed prior to October 1999. The Company is not currently planning on assessing the compliance readiness of its customers. The Company's customers are generally considerably larger than the Company and are unlikely to complete any questionnaire which the Company might furnish to its customers to assess Year 2000 compliance. The Company does not anticipate that its ability to conduct its business operations with its suppliers or customers is likely to be materially adversely impacted by Year 2000 issues since purchase and sales order transactions are generally transmitted by mail, phone or facsimile between parties as opposed to through some form of electronic data interchange.

     The total expense of preparing the Company for Year 2000 compliance is estimated at approximately $0.4 million, which is not material to the Company's business operations or financial condition. Less than $0.2 million of expense has been incurred through the date of this report. Nevertheless, satisfactorily addressing the Year 2000 Issue is dependent on many factors, some of which are not within the Company's control. Should the Company's internal systems, or the internal systems of one or more of its significant vendors, customers, or other third parties fail to achieve Year 2000 compliance, the Company's business, financial condition and results of operations could be materially adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has an investment portfolio of securities principally comprised of money market funds. These funds are subject to interest rate risk and may fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities having a maturity of three months or less.

     The Company has foreign subsidiaries which operate and sell the Company's products in various global markets. As a result, the Company's cash flow and earnings are exposed to fluctuations in interest and foreign currency exchange rates. The Company attempts to limit these exposures through the use of various hedge instruments, primarily forward exchange contracts and currency option contracts (with maturities of less than three months) to manage its exposure associated with firm obligations and net asset and liability positions denominated in non-functional currencies. There have been no significant changes in the market risk disclosures during the first three months of fiscal 2000, as compared to the discussion in our 1999 Annual Report on Form 10-K for the year ended March 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company. However, on June 10, 1996, Lucent Technologies Inc. ("Lucent") led a claim with the United States District Court for the Northern District of California alleging patent infringement by Austria Mikro Systeme International AG and AMS Austria Mikro Systeme International, Inc. ("AMS") for the sale of integrated circuits manufactured with the Company's dry plasma etch systems. In March 1995, the Company executed an agreement with AMS, containing an indemnification provision covering certain uses of select equipment sold to AMS. Lucent and AMS have settled the U.S. claim and AMS is now seeking indemnification from the Company through an arbitration proceeding with respect to the U.S. claim. The Company has been informed that Lucent filed a claim for patent infringement in Germany against AMS for the worldwide sale of integrated circuits manufactured with the Company's dry plasma etch systems. Lucent and AMS have settled that matter with respect to worldwide sales and AMS has also requested indemnification for that matter. The Company believes that the claims made by AMS are without merit and that the ultimate outcome of any defense of such indemnification claims is unlikely to have a material adverse effect on the Company's results of operations or financial condition. With respect to the above matters, proposals have been made by the parties to an ICC arbitration panel. The proposals must now be examined and finalized by the International Court of Arbitration. A resolution is expected in August of this year. No assurance can be given, however, as to the outcome of such legal proceedings or as to the effect of any such outcome on the Company's results of operations or financial condition.

     On March 17, 1998, the Company filed a suit in the United States District Court in the Eastern District of Virginia against Tokyo Electron Limited and several of its U.S. subsidiaries (collectively, "TEL") alleging that TEL's current generation of etch equipment infringes certain of the Company's patents. On January 21, 1999 the Court issued an order interpreting the patents-in-suit in the manner urged by the Company and rejecting the interpretation arguments made by TEL. The Company is seeking, among other things, injunctive relief barring TEL from importing or selling such products. The case was tried to the Court on May 26 - 29, 1999 and is now under submission. The Court has indicated that it expects to issue a decision by September 1, 1999. No assurance can be given as to the outcome of such legal proceedings or as to the effect of any such outcome on the Company's results of operation or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the three month period ended June 30, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     27.1  Financial Data Schedule.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 1999

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