Form 10-Q
period 1999-09-30
TEGAL CORP /DE/
filed 1999-11-05
CIK 931059

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 ---------------

                                    FORM 10-Q

                                 ---------------

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999

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


                              Yes [X]   No [ ]


   As of November 4, 1999, there were 10,784,234 shares of the registrant's Common Stock outstanding.



================================================================================

                       TEGAL CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                                                        PAGE
                                                                                                        ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Condensed Consolidated Statements of Operations -- for the three and six months
           ended September 30, 1999 and 1998..........................................................    3

           Condensed Consolidated Balance Sheets, as of September 30, 1999 and March 31, 1999.........    4

           Condensed Consolidated Statements of Cash Flows -- for the six months
           ended September 30, 1999 and 1998..........................................................    5

           Notes to Condensed Consolidated Financial Statements.......................................    6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS.................................................................................    7

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................   10


                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS..........................................................................   11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................   11

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...........................................................   12

           SIGNATURES.................................................................................   13

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       TEGAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                              SEPTEMBER 30,            SEPTEMBER 30,
                                         ---------------------     ---------------------
                                           1999         1998         1999         1998
                                         --------     --------     --------     --------
Revenue .............................    $  4,700     $ 10,033     $ 11,359     $ 16,517
Cost of sales .......................       3,164        7,321        7,666       11,422
                                         --------     --------     --------     --------
  Gross profit ......................       1,536        2,712        3,693        5,095
Operating expenses:
  Research and development ..........       2,496        2,373        5,124        5,013
  Sales and marketing ...............       1,222        1,459        2,420        2,884
  General and administrative ........       1,923        2,173        4,224        4,088
                                         --------     --------     --------     --------
     Total operating expenses .......       5,641        6,005       11,768       11,985
     Operating loss .................      (4,105)      (3,293)      (8,075)      (6,890)
Other income, net ...................         117          218          322          425
                                         --------     --------     --------     --------
Net loss ............................    $ (3,988)    $ (3,075)    $ (7,753)    $ (6,465)
                                         ========     ========     ========     ========
Net loss per common share:
     Basic/Diluted ..................    $  (0.37)    $  (0.29)    $  (0.72)    $  (0.61)
Shares used in per share computation:
     Basic/Diluted ..................      10,761       10,618       10,744       10,593




















                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                     ASSETS

                                                      SEPTEMBER 30,    MARCH 31,
                                                          1999           1999
                                                      -------------    --------
Current assets:
  Cash and cash equivalents ......................      $ 10,107       $ 17,569
  Receivables, net ...............................         6,558          4,831
  Inventories ....................................        14,627         12,226
  Prepaid expenses and other current assets ......         1,249          1,478
                                                        --------       --------
          Total current assets ...................        32,541         36,104
Property and equipment, net ......................         2,402          3,185
Other assets, net ................................           355            363
                                                        --------       --------
                                                        $ 35,298       $ 39,652
                                                        ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable ..................................      $  3,463       $    223
  Accounts payable ...............................         1,863          2,254
  Accrued expenses and other current liabilities .         6,712          6,329
                                                        --------       --------
          Total current liabilities ..............        12,038          8,806
Long-term portion of capital lease obligation ....             4             30
                                                        --------       --------
          Total liabilities ......................        12,042          8,836
                                                        --------       --------
Stockholders' equity:
  Common stock ...................................           108            107
  Additional paid-in capital .....................        55,733         55,635
  Cumulative translation adjustment ..............           250            156
  Accumulated deficit ............................       (32,835)       (25,082)
                                                        --------       --------
          Total stockholders' equity .............        23,256         30,816
                                                        --------       --------
                                                        $ 35,298       $ 39,652
                                                        ========       ========

















                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                          SIX MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                         1999           1998
                                                                       --------       --------
Cash flows from operating activities:
  Net loss ......................................................      $ (7,753)      $ (6,465)
  Adjustments  to  reconcile  net loss to cash  provided by (used
  in) operating activities:
   Deferred income taxes ........................................             0            918
   Depreciation and amortization ................................           813          1,135
   Allowance for doubtful accounts and sales return allowances            141             49
   Changes in operating assets and liabilities:
      Accounts receivable .......................................        (1,869)        (1,214)
      Inventory .................................................        (2,400)          (405)
      Prepaid expenses and other assets .........................           229            (10)
      Accounts payable and other current liabilities ............            14            549
   Changes in operating assets and liabilities:
          Net cash used in operating activities .................       (10,825)        (5,443)
                                                                       --------       --------
Cash flows used in investing  activities -- purchases of property
and equipment ...................................................           (30)          (434)
                                                                       --------       --------
Cash flows from financing activities:
  Proceeds from issuance of common stock ........................            99            172
  Borrowings under lines of credit ..............................         3,240            185
  Repayment of capital lease financing ..........................           (40)          (138)
                                                                       --------       --------
          Net cash provided by financing activities .............         3,299            219
                                                                       --------       --------
Effect of exchange rates on cash and cash equivalents ...........            94            297
                                                                       --------       --------
Decrease in cash and cash equivalents ...........................        (7,462)        (5,361)
Cash and cash equivalents at beginning of period ................        17,569         25,660
                                                                       --------       --------
Cash and cash equivalents at end of period ......................      $ 10,107       $ 20,299
                                                                       ========       ========

















                                   See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


1. BASIS OF PRESENTATION:

   In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 1999 audited consolidated financial statements and include all adjustments consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements and footnotes included in the annual report on Form 10-K of Tegal Corporation (the "Company") for the year ended March 31, 1999. The results of operations for the three and six months ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year.

2. INVENTORIES:

   Inventories consisted of:

                                                SEPT. 30,   MARCH 31,
                                                  1999        1999
                                                ---------   --------
          Raw materials......................    $ 2,544    $  2,554
          Work in progress...................      5,461       1,590
          Finished goods and spares..........      6,622       8,082
                                                 -------    --------
                                                 $14,627    $ 12,226
                                                 =======    ========

3. NET LOSS PER COMMON SHARE:

   Options to purchase 3,421,455 and 2,029,642 shares of common stock were outstanding at September 30, 1999 and September 30, 1998, respectively, but were not reflected in the computations of diluted Earnings Per Share ("EPS") because the Company recorded a net loss in those periods and to do so would have been anti-dilutive.

4. INCOME TAX EXPENSE:

   No provision for federal or state income tax has been recorded for the three and six month periods ended September 30, 1999 and 1998, respectively, as the Company has recorded a net loss before taxes for those periods. The Company did not recognize a benefit for these net losses before taxes because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude are uncertain.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Information herein contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for the Company's products, the Company's quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, the recent soft demand for semiconductor manufacturing equipment, particularly for equipment procured for capacity additions such as the Company's non-critical etch systems, the cyclicality of the semiconductor industry, dependence on recently introduced systems for the critical etch markets, impediments to customer acceptance, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in the Company's SEC reports. For further information, refer to the business description and additional risk factors sections included in the Company's Form 10-K for the year ended March 31, 1999, as filed with the SEC.

RESULTS OF OPERATIONS

   The Company designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits, read-write heads for the disk drive industry, printer heads and small flat panel displays.

   The following table sets forth certain financial items as a percentage of revenue for the three and six month periods ended September 30, 1999 and 1998:

                                             THREE MONTHS           SIX MONTHS
                                                 ENDED                 ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                           -----------------     -----------------
                                            1999       1998       1999       1998
                                           ------     ------     ------     ------
        Revenue .....................      100.0%     100.0%     100.0%     100.0%
                                           ------     ------     ------     ------
        Cost of sales ...............       67.3       73.0       67.5       69.2
                                           ------     ------     ------     ------
          Gross profit ..............       32.7       27.0       32.5       30.8
                                           ------     ------     ------     ------
        Operating expenses:
          Research and development ..       53.1       23.6       45.1       30.3
          Sales and marketing .......       26.0       14.5       21.3       17.5
          General and administrative        40.9       21.7       37.2       24.7
                                           ------     ------     ------     ------
             Total operating expenses      120.0       59.8      103.6       72.5
                                           ------     ------     ------     ------
             Operating loss .........      (87.3)     (32.8)     (71.1)     (41.7)
        Other income, net ...........        2.4        2.2        2.8        2.6
                                           ------     ------     ------     ------
        Net loss ....................      (84.9)     (30.6)     (68.3)     (39.1)
                                           ======     ======     ======     ======

   Revenue. Revenue for the three and six months ended September 30, 1999 was $4.7 million and $11.4 million respectively, down 53.2% and 31.2% over the comparable periods in 1998. The decrease of $5.3 million for the three months ended September 30, 1999 was principally due to the sale of one less 6500 series system, a change in the mix from 980 series systems to used 900 series that carry a substantially lower average selling price and reduced service sales. The decrease of $5.2 million for the six months ended September 30, 1999, was principally due to the change in mix from the 980 series to the used 900 series and to reduced sales in both service and spare parts.

   Revenue from spare parts and service sales was $3.2 million and $6.7 million for the three and six month periods ended September 30, 1999, down from $4.0 million and $8.1 million for the comparable periods in the prior year, which the Company believes is a result of customers curtailing spare parts purchases during the recent industry slowdown and to a lesser extent to increased competition from third party spare parts suppliers.

   International sales as a percentage of the Company's revenue was approximately 55.3% and 75.1% for the three months and 64.9% and 71.6% for the six months ended September 30, 1999 and 1998, respectively. The Company believes that international sales will continue to represent a significant portion of its revenue.

   Gross profit. Gross profit as a percentage of revenue (gross margin) was 32.7% and 27.0% for the three months and 32.5% and 30.8% for the six months ended September 30, 1999 and 1998, respectively. The increase in gross margin for the three and six months ended September 30, 1999, compared to the comparable periods in the prior year was principally attributable to improved spare parts and service gross margins which were primarily due to an improved parts mix and to reduced service function expenses.

   Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with the Company's ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $2.5 million and $2.4 million for the three months and $5.1 and $5.0 million for the six months ended September 30, 1999 and 1998, respectively, representing 53.1%, 23.6%, 45.1% and 30.3% of revenue, respectively.

   Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $1.2 million and $1.5 million for the three months and $2.4 million and $2.9 million for the six months ended September 30, 1999 and 1998, respectively, representing 26.0%, 14.5%, 21.3% and 17.5% of revenue, respectively. The decrease in sales and marketing expense for the three and six months ended September 30, 1999, compared to the comparable periods in the prior year was due principally to reduced sales commissions on a lower revenue base and to reduced advertising expenses.

   General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1.9 million and $2.2 million for the three months and $4.2 million and $4.1 million for the six months ended September 30, 1999 and 1998, respectively, representing 40.9%, 21.7%, 37.2% and 24.7% of revenue, respectively. The decrease in general and administrative spending for the three month period ended September 30, 1999, compared to the comparable period in the prior year was primarily attributable to reduced legal expenses in the recent quarter. The increase for the six month period ended September 30, 1999, compared to the comparable period in the prior year was primarily due to incurring additional legal expenses in connection with the Company's patent disputes with Austria Mikro Systeme International AG and AMS Austria Mikro Systeme International, Inc. ("AMS") and Tokyo Electron Limited ("TEL") during the first quarter of fiscal 2000. See "Part II, Item 1. Legal Proceedings."

   Other income, net. Other income, net consists primarily of interest income on outstanding cash balances and gains and losses on foreign exchange.

   Income tax expense. No provision for federal or state income tax has been recorded for the three and six months ended September 30, 1999 and 1998, respectively, as the Company has recorded a net loss before taxes in those periods. The Company did not recognize a benefit for this net loss before taxes in those periods because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude is uncertain.


LIQUIDITY AND CAPITAL RESOURCES

   For the six month period ended September 30, 1999, the Company financed its operations through the use of outstanding cash balances and borrowings against its promissory note borrowing facilities in Japan. For the six month period ended September 30, 1998, the Company financed its operations through the use of outstanding cash balances.

   Net cash used in operations was $10.8 million during the six months ended September 30, 1999, due principally to a net loss of $6.9 million after adjusting for depreciation, an increase in accounts receivable and inventory and a decrease in prepaid expenses. Net cash used in operations was $5.4 million for the six months ended September 30, 1998, due principally to a net loss of $5.3 million after adjusting for depreciation.

   Net capital expenditures totaled $30,000 and $0.4 million for the six months ended September 30, 1999 and 1998, respectively. Capital expenditures in both periods were incurred principally for leasehold improvements and to acquire design tools, analytical equipment and computers.

   Net cash provided by financing activities totaled $3.3 million and $0.2 million for the six months ended September 30, 1999 and 1998, respectively. In both periods, the increase was due principally to increased borrowings under the Company's two Japanese borrowing facilities offset, in part, by repayment of capital lease obligations.

   As of September 30, 1999, the Company had approximately $10.1 million of cash and cash equivalents. In addition to cash and cash equivalents, the Company's other principal sources of liquidity consisted of the unused portions of several bank borrowing facilities. At September 30, 1999, the Company had a maximum borrowing capacity of $12.5 million available under a domestic line of credit secured by substantially all of the Company's assets which is additionally limited by the amount of accounts receivable and inventory and on the Company's balance sheet. The facility is available until August 15, 2000. In addition to the foregoing facility, as of September 30, 1999, the Company's Japanese subsidiary had available a 282 million Yen (approximately $2.7 million at exchange rates prevailing on September 30, 1999) unused portion of two Japanese bank lines of credit totaling 650 million Yen (approximately $6.1 million at exchange rates prevailing on September 30, 1999) secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable.

   The Company believes that anticipated cash flow from operations, funds available under its lines of credit and existing cash and cash equivalent balances will be sufficient to meet the Company's cash requirements for the next nine to twelve months. The Company is currently pursuing several avenues for additional financing. There can be no assurance that such financing will be available when required or on reasonable terms.

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

   The Company has formed a team and named an executive sponsor to identify remedies and test and develop contingency plans for the Year 2000 Issue. The tasks identified by this team have been substantially completed. The Company has evaluated, upgraded and tested its internal systems, and has evaluated its products and the readiness of its key suppliers and other third parties to determine their Year 2000 status.

   The Company's Enterprise Resource Planning (ERP) system is provided by a software vendor and contains some custom modifications to meet the Company's business requirements. The vendor-provided software is certified Year 2000 compliant by the Information Technology Association of America. The custom modifications have been evaluated to identify the changes necessary to make them compliant and the required modifications have been completed. The Company's current product offerings have been tested and determined to either be Year 2000 compliant or, where they are not compliant, an upgrade program is available to address the problem.

   The Company completed its Year 2000 risk assessment and its corrective action and contingency plans in April 1999. The risk assessment has evaluated the readiness of its key suppliers and other third parties and the effect their compliance readiness might have on the Company. For key suppliers where the risk of non-compliance has been assessed as high, backup or contingency plans have been developed and documented and audits of those vendors for Year 2000 compliance have been performed. The Company is not currently planning on assessing the compliance readiness of its customers. The Company's customers are generally considerably larger than the Company and are unlikely to complete any questionnaire which the Company might furnish to its customers to assess Year 2000 compliance. The Company does not anticipate that its ability to conduct its business operations with its suppliers or customers is likely to be materially adversely impacted by Year 2000 issues since purchase and sales order transactions are generally transmitted by mail, phone or facsimile between parties as opposed to through some form of electronic data interchange.

   The total expense of preparing the Company for Year 2000 compliance has been approximately $0.4 million, which is not material to the Company's business operations or financial condition. Nevertheless, satisfactorily addressing the Year 2000 Issue is dependent on many factors, some of which are not within the Company's control. Should the Company's internal systems, or the internal systems of one or more of its significant vendors, customers, or other third parties fail to achieve Year 2000 compliance, the Company's business, financial condition and results of operations could be materially adversely affected.

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

   The Company has foreign subsidiaries which operate and sell the Company's products in various global markets. As a result, the Company's cash flow and earnings are exposed to fluctuations in interest and foreign currency exchange rates. The Company attempts to limit these exposures through the use of various hedge instruments, primarily forward exchange contracts and currency option contracts (with maturities of less than three months) to manage its exposure associated with firm obligations and net asset and liability positions denominated in non-functional currencies. There have been no material changes regarding market risk since the disclosures made in the Company's Form 10-K for the year ended March 31, 1999.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   There are no material legal proceedings pending against the Company. However, on June 10, 1996, Lucent Technologies Inc. ("Lucent") filed a lawsuit with the United States District Court for the Northern District of California alleging patent infringement by Austria Mikro Systeme International AG and AMS Austria Mikro Systeme International, Inc. ("AMS") for the sale of integrated circuits manufactured with the Company's dry plasma etch systems. In March 1995, the Company executed an agreement with AMS, containing an indemnification provision covering certain uses of select equipment sold to AMS. Lucent and AMS settled the U.S. claim and AMS was seeking indemnification from the Company through an arbitration proceeding with respect to the U.S. claim. The Company has been informed that Lucent filed a claim for patent infringement in Germany against AMS for the worldwide sale of integrated circuits manufactured with the Company's dry plasma etch systems. Lucent and AMS have settled that matter with respect to worldwide sales and AMS has also requested indemnification for that matter. The arbitration was settled on both the U.S. and worldwide matters in a manner favorable to the Company.

   On March 17, 1998, the Company filed a suit in the United States District Court in the Eastern District of Virginia against Tokyo Electron Limited and several of its U.S. subsidiaries (collectively, "TEL") alleging that TEL's current generation of etch equipment infringes certain of the Company's patents. The suit was tried to the court in May, 1999, and on August 31, 1999, the court found both patents-in-suit valid, and found that TEL had willfully infringed Tegal's `223 dual-frequency triode etcher patent. The court enjoined TEL from further sales or service of its IEM etchers. In addition, the court ordered TEL to pay attorney's fees and court costs to the Company. TEL has filed an appeal of the court's ruling. No assurance can be given as to the outcome of that appeal or as to the effect of any such outcome on the Company. A companion suit against TEL's parent company, Tokyo Electron Ltd., seeking damages and injunctive relief for infringement of the `223 patent, is currently pending in the same court. That case is in its early stages, and no assurance can be given as to the outcome of that lawsuit or as to the effect of any such outcome on the Company.

   In addition, on September 1, 1999, the Company filed a patent infringement action against Lam Research Corporation ("Lam"), asserting infringement of the `223 patent and a second, related patent. That suit was also filed in the Eastern District of Virginia, Richmond Division. The Company is seeking injuctive relief barring Lam from manufacturing, selling and supporting products that incorporate the Company's patented technology. The Company is further seeking punitive damages for willful infringement of its patents. Lam has filed a motion to dismiss that action for lack of jurisdiction, or in the alternative to transfer that action to the Northern District of California. No discovery has been conducted to date in that action. No assurance can be given as to the outcome of that lawsuit or as to the effect of any such outcome on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Company's Annual Stockholders' Meeting held on September 21, 1999, the following individuals were re-elected to the Board of Directors:

                                    VOTES FOR         VOTES WITHHELD
                                    ----------        --------------
         Michael L. Parodi          10,019,716            38,141
         Jeffrey M. Krauss          10,019,190            38,667
         Thomas R. Mika             10,019,216            38,641
         Fred Nazem                 10,018,690            39,167
         Edward A. Dohring          10,019,116            38,741

   The proposal to adopt an amendment to the Company's Employee Qualified Stock Purchase Plan to increase the maximum authorized shares from 250,000 to 500,000 shares was approved by the stockholders as follows:

        Votes For            7,364,461
        Votes Against          199,189
        Abstentions              9,841
        Broker Non-Votes     2,484,366

   The proposal to adopt an amendment to the Company's 1998 Equity Participation Plan to increase the maximum authorized shares from 600,000 to 900,000 shares was approved by the stockholders as follows:

        Votes For            7,265,808
        Votes Against          298,112
        Abstentions              9,571
        Broker Non-Votes     2,484,266


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Reports on Form 8-K

        None.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 5, 1999



                                   TEGAL CORPORATION
                                   (Registrant)



                                               /s/ DAVID CURTIS
                                   ---------------------------------------------
                                                   David Curtis
                                      Chief Financial Officer, Treasurer and
                                      Secretary (Principal Financial Officer)