Form 10-Q
period 1999-12-31
TEGAL CORP /DE/
filed 2000-02-14
CIK 931059

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

               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1999

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

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [ ].

     As of February 10, 2000, there were 11,112,219 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TEGAL CORPORATION

                                     INDEX

                                                                        PAGE
                                                                        ----
                       PART I. FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Condensed Consolidated Statements of Operations -- for the
          three and nine months ended December 31, 1999 and 1998......    3
          Condensed Consolidated Balance Sheets, as of December 31,
          1999 and March 31, 1999.....................................    4
          Condensed Consolidated Statements of Cash Flows -- for the
          nine months ended December 31, 1999 and 1998................    5
          Notes to Condensed Consolidated Financial Statements........    6
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.........................    8
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   11

                         PART II. OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS...........................................   12
SIGNATURES............................................................   13

                        PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               TEGAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       DECEMBER 31,           DECEMBER 31,
                                                    ------------------    --------------------
                                                     1999       1998        1999        1998
                                                    -------    -------    --------    --------
Revenue...........................................  $ 6,541    $ 6,456    $ 17,900    $ 22,973
Cost of sales.....................................    4,360      4,642      12,026      16,064
                                                    -------    -------    --------    --------
          Gross profit............................    2,181      1,814       5,874       6,909
Operating expenses:
  Research and development........................    2,493      2,060       7,617       7,073
  Sales and marketing.............................    1,110      1,148       3,530       4,032
  General and administrative......................    1,521      2,414       5,745       6,502
                                                    -------    -------    --------    --------
          Total operating expenses................    5,124      5,622      16,892      17,607
                                                    -------    -------    --------    --------
          Operating loss..........................   (2,943)    (3,808)    (11,018)    (10,698)
Other income (expense), net.......................       46       (126)        368         300
                                                    -------    -------    --------    --------
Net loss..........................................  $(2,897)   $(3,934)   $(10,650)   $(10,398)
                                                    =======    =======    ========    ========
Net loss per common share:
  Basic/Diluted...................................  $ (0.27)   $ (0.37)   $  (0.99)   $  (0.98)
Shares used in per share computation:
  Basic/Diluted...................................   10,790     10,623      10,759      10,603

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                               TEGAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999          1999
                                                              ------------    ---------
Current assets:
  Cash and cash equivalents.................................    $ 10,589      $ 17,569
  Receivables, net..........................................       8,346         4,831
  Inventories...............................................      14,327        12,226
  Prepaid expenses and other current assets.................       1,176         1,478
                                                                --------      --------
          Total current assets..............................      34,438        36,104
Property and equipment, net.................................       2,304         3,185
Other assets, net...........................................         395           363
                                                                --------      --------
          Total assets......................................    $ 37,137      $ 39,652
                                                                ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes and leases payable..................................    $  7,433      $    223
  Accounts payable..........................................       1,842         2,254
  Accrued expenses and other current liabilities............       5,875         6,329
                                                                --------      --------
          Total current liabilities.........................      15,150         8,806
Long-term portion of capital lease obligation...............         151            30
                                                                --------      --------
          Total liabilities.................................      15,301         8,836
                                                                --------      --------
Stockholders' equity:
  Common stock..............................................         111           107
  Additional paid-in capital................................      57,069        55,635
  Cumulative translation adjustment.........................         388           156
  Accumulated deficit.......................................     (35,732)      (25,082)
                                                                --------      --------
          Total stockholders' equity........................      21,836        30,816
                                                                --------      --------
                                                                $ 37,137      $ 39,652
                                                                ========      ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                               TEGAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Cash flows from operating activities:
  Net loss..................................................  $(10,650)   $(10,398)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization..........................     1,185       1,654
     Allowance for doubtful accounts and sales return
      allowances............................................       272        (211)
     Changes in operating assets and liabilities:
       Accounts receivable..................................    (3,788)      2,262
       Inventory............................................    (2,100)        594
       Prepaid expenses and other assets....................       271         238
       Income taxes payable.................................      (569)        (11)
       Accounts payable.....................................      (412)       (818)
       Other accrued liabilities............................       311         932
                                                              --------    --------
          Net cash used in operating activities.............   (15,480)     (5,758)
                                                              --------    --------
Cash flows used in investing activities -- purchases of
  property and equipment, net of retirements................      (304)       (466)
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................     1,438         177
  Borrowings under lines of credit..........................     7,210         424
  Repayment of capital lease financing......................       (76)       (181)
                                                              --------    --------
          Net cash provided by financing activities.........     8,572         420
                                                              --------    --------
Effect of exchange rates on cash and cash equivalents.......       232         727
                                                              --------    --------
Decrease in cash and cash equivalents.......................    (6,980)     (5,077)
Cash and cash equivalents at beginning of period............    17,569      25,660
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 10,589    $ 20,583
                                                              ========    ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                               TEGAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1. BASIS OF PRESENTATION:

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 1999 audited consolidated financial statements and include all adjustments consisting only of normal recurring adjustments necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements and footnotes included in the annual report on Form 10-K of Tegal Corporation (the "Company") for the year ended March 31, 1999. The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of results to be expected for the entire year.

2. INVENTORIES:

     Inventories consisted of:

                                                       DECEMBER 31,    MARCH 31,
                                                           1999          1999
                                                       ------------    ---------
Raw materials........................................    $ 3,157        $ 2,554
Work in progress.....................................      1,870          1,590
Finished goods and spares............................      9,300          8,082
                                                         -------        -------
                                                         $14,327        $12,226
                                                         =======        =======

3. NET LOSS PER COMMON SHARE:

     Options to purchase 3,155,909 and 2,582,559 shares of common stock were outstanding at December 31, 1999 and December 31, 1998, respectively, but were not reflected in the computations of diluted Earnings Per Share because the Company recorded a net loss in those periods and to do so would have been anti-dilutive.

4. INCOME TAX EXPENSE:

     No provision for federal or state income tax has been recorded for the three and nine month periods ended December 31, 1999 and 1998, respectively, as the Company has recorded a net loss before taxes for those periods. The Company did not recognize a benefit for these net losses before taxes because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude are uncertain.

5. NEW ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 pursuant to the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB statement No. 133", which deferred the effective date of SFAS No. 133 by one year. Upon adoption of SFAS No. 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gain or loss as transition adjustments

                               TEGAL CORPORATION

                                  (UNAUDITED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. While the Company believes the adoption of this statement will not have a significant effect on the Company's results of operations, the impact of the adoption of SFAS No. 133 as of the effective date cannot be reasonably estimated at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information herein contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for the Company's products, the Company's quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, the cyclicality of the semiconductor industry, dependence on recently introduced systems for the critical etch markets, impediments to customer acceptance, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in the Company's SEC reports. For further information, refer to the business description and additional risk factors sections included in the Company's Form 10-K for the year ended March 31, 1999, as filed with the SEC.

RESULTS OF OPERATIONS

     The Company designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits, read-write heads for the disk drive industry, printer heads and small flat panel displays.

     The following table sets forth certain financial items as a percentage of revenue for the three and nine month periods ended December 31, 1999 and 1998:

                                                            THREE MONTHS         NINE MONTHS
                                                                ENDED               ENDED
                                                            DECEMBER 31,        DECEMBER 31,
                                                           ---------------     ---------------
                                                           1999      1998      1999      1998
                                                           -----     -----     -----     -----
Revenue..................................................  100.0%    100.0%    100.0%    100.0%
Cost of sales............................................   66.7      71.9      67.2      69.9
                                                           -----     -----     -----     -----
          Gross profit...................................   33.3      28.1      32.8      30.1
Operating expenses:
  Research and development...............................   38.1      31.9      42.6      30.8
  Sales and marketing....................................   17.0      17.8      19.7      17.6
  General and administrative.............................   23.2      37.4      32.1      28.3
                                                           -----     -----     -----     -----
          Total operating expenses.......................   78.3      87.1      94.4      76.7
                                                           -----     -----     -----     -----
          Operating loss.................................  (45.0)    (59.0)    (61.6)    (46.6)
Other income (expense), net..............................    0.7      (1.9)      2.1       1.3
                                                           -----     -----     -----     -----
Net Loss.................................................  (44.3)%   (60.9)%   (59.5)%   (45.3)%
                                                           =====     =====     =====     =====

     Revenue. Revenue for the three and nine months ended December 31, 1999 was $6.5 million and $17.9 million, respectively, up 1.3% and down 22.1% over the comparable periods in 1998. The decrease of $5.1 million for the nine months ended December 31, 1999, was principally due to a change in mix of 900 series systems and to reduced sales of service and spare parts.

     Revenue from spare parts and service sales was $3.2 million and $9.9 million for the three and nine month periods ended December 31, 1999, up from $2.8 million and down from $10.9 million for the comparable periods in the prior year. The Company believes that the improvement in spares and service revenue in the three month period ended December 31, 1999 is attributable to increased utilization of its installed base of equipment as the semiconductor industry emerges from the recent semiconductor industry slowdown.

     International sales as a percentage of the Company's revenue was approximately 57.2% and 72.7% for the three months and 62.1% and 71.9% for the nine months ended December 31, 1999 and 1998, respectively. The Company believes that international sales will continue to represent a significant portion of its revenue.

     Gross profit. Gross profit as a percentage of revenue (gross margin) was 33.3% and 28.1% for the three months and 32.8% and 30.1% for the nine months ended December 31, 1999 and 1998, respectively. The increase in gross margin for the three and nine months ended December 31, 1999 compared to the comparable periods in the prior year was principally attributable to improved spare parts and service gross margins which were primarily due to an improved parts mix and to reduced service expenses.

     Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with the Company's ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $2.5 million and $2.1 million for the three months and $7.6 and $7.1 million for the nine months ended December 31, 1999 and 1998, respectively, representing 38.1%, 31.9%, 42.0% and 30.8% of revenue, respectively.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $1.1 million and $1.1 million for the three months and $3.5 million and $4.0 million for the nine months ended December 31, 1999 and 1998, respectively, representing 17.0%, 17.8%, 19.7% and 17.6% of revenue, respectively. The decrease in sales and marketing expense for the nine months ended December 31, 1999, compared to the same period in the prior year was due principally to reduced sales commissions on a lower revenue base and to reduced advertising expenses.

     General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1.5 million and $2.4 million for the three months and $5.7 million and $6.5 million for the nine months ended December 31, 1999 and 1998, respectively, representing 23.2%, 37.4%, 32.1% and 28.3% of revenue, respectively. The decrease in general and administrative spending for the three month and nine month periods ended December 31, 1999, compared to the same periods in the prior year was primarily attributable to reduced legal expenses in connection with its patent disputes. See "Part II, Item 1. Legal Proceedings."

     Other income, net. Other income, net consists primarily of interest income on outstanding cash balances and gains and losses on foreign exchange.

     Income tax expense. No provision for federal or state income tax has been recorded for the three and nine months ended December 31, 1999 and 1998, respectively, as the Company has recorded a net loss before taxes in those periods. The Company did not recognize a benefit for this net loss before taxes in those periods because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine month period ended December 31, 1999, the Company financed its operations through the use of outstanding cash balances and borrowings against its promissory note borrowing facilities in Japan and the USA. For the nine month period ended December 31, 1998, the Company financed its operations through the use of outstanding cash balances.

     Net cash used in operations was $15.7 million during the nine months ended December 31, 1999, due principally to a net loss of $9.5 million after adjusting for depreciation. In addition, there has been an increase in accounts receivable and inventory. Net cash used in operations was $5.8 million for the nine months ended December 31, 1998, due principally to a net loss of $8.7 million after adjusting for depreciation, offset in part, by reductions in accounts receivable and net inventories.

     Net capital expenditures totaled $0.3 and $0.5 million for the nine months ended December 31, 1999 and 1998, respectively. Capital expenditures in both periods were incurred principally for leasehold improvements and to acquire design tools, analytical equipment and computers.

     Net cash provided by financing activities totaled $8.8 million for the nine months ended December 31, 1999. The increase was due principally to increased borrowings under the Company's two Japanese borrowing facilities, domestic line of credit and an increase in capital lease obligations. Net cash provided by financing activities totaled $0.4 million for the nine months ended December 31, 1998, due principally to increased borrowings under the Company's two Japanese borrowing facilities offset, in part, by repayment of capital lease obligations.

     As of December 31, 1999, the Company had approximately $10.6 million of cash and cash equivalents. In addition to cash and cash equivalents, the Company's other principal sources of liquidity consisted of the unused portions of several bank borrowing facilities. At December 31, 1999, the Company had utilized $3.9 million out of an effective borrowing capacity of $4.0 million available under a domestic line of credit secured by substantially all of the Company's assets. The facility is available until August 15, 2000. In addition to the foregoing facility, as of December 31, 1999, the Company's Japanese subsidiary had available a 289 million Yen (approximately $2.8 million at exchange rates prevailing on December 31, 1999) unused portion of two Japanese bank lines of credit totaling 650 million Yen (approximately $6.4 million at exchange rates prevailing on December 31, 1999) secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable.

     The Company believes that anticipated cash flow from operations, funds available under its lines of credit and existing cash and cash equivalent balances will be sufficient to meet the Company's cash requirements for the next twelve months. The Company is currently in the process of raising approximately $5.0 million for issuance of common stock under an $8.0 million shelf registration statement filed with the SEC. The Company may seek to raise additional capital to further meet its longer term liquidity needs. There can be no assurance that such financing will be available when required or on reasonable terms.

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

     The Company formed a team and named an executive sponsor to identify remedies and test and develop contingency plans for the Year 2000 Issue. The tasks identified by this team have been completed. The Company evaluated, upgraded and tested its internal systems, and has evaluated its products and the readiness of its key suppliers and other third parties to determine their Year 2000 status.

     The Company's Enterprise Resource Planning system is provided by a software vendor and contains some custom modifications to meet the Company's business requirements. The vendor-provided software is certified Year 2000 compliant by the Information Technology Association of America. The custom modifications have been changed to make them compliant. The Company's current product offerings have been tested and determined to either be Year 2000 compliant or, where they are not compliant, an upgrade program is available to address the problem.

     The Company completed its Year 2000 risk assessment and its corrective action and contingency plans in April 1999. The risk assessment evaluated the readiness of its key suppliers and other third parties and the effect their compliance readiness might have had on the Company. For key suppliers where the risk of non-compliance was assessed as high, backup or contingency plans were developed and documented and audits of those vendors for Year 2000 compliance were performed. The Company did not assess the compliance readiness of its customers. The Company's customers are generally considerably larger than the Company and are unlikely to complete any questionnaire which the Company would have furnished to its customers to assess Year 2000 compliance.

     The total expense of preparing the Company for Year 2000 compliance has been approximately $0.4 million, which is not material to the Company's business operations or financial condition. Nevertheless, satisfactorily addressing the Year 2000 Issue was dependent on many factors, some of which were not within the Company's control. Should the Company's internal systems, or the internal systems of one or more of its significant vendors, customers, or other third parties fail to achieve Year 2000 compliance, the Company's business, financial condition and results of operations could be materially adversely affected.

     As of February 11, 2000, the Company has not experienced any adverse effects related to the Year 2000 roll over.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company. However, on March 17, 1998, the Company filed a suit in the United States District Court in the Eastern District of Virginia against Tokyo Electron Limited and several of its U.S. subsidiaries (collectively, "TEL") alleging that TEL's current generation of etch equipment infringes certain of the Company's patents. The suit was tried to the court in May, 1999, and on August 31, 1999, the court found both patents-in-suit valid, and found that TEL had willfully infringed Tegal's '223 dual-frequency triode etcher patent. The court enjoined TEL from further sales or service of its IEM etchers. In addition, the court ordered TEL to pay attorney's fees and court costs to the Company. TEL has filed an appeal of the court's ruling. No assurance can be given as to the outcome of that appeal or as to the effect of any such outcome on the Company. A companion suit against TEL's parent company, Tokyo Electron Ltd., seeking injunctive relief for infringement of the '223 patent, is currently pending in the same court. That case is in its early stages, and no assurance can be given as to the outcome of that lawsuit or as to the effect of any such outcome on the Company.

     On September 1, 1999, the Company filed a patent infringement action against Lam Research Corporation ("Lam"), asserting infringement of the '223 patent and a second, related patent. That suit was also filed in the Eastern District of Virginia, Richmond Division. The Company is seeking injunctive relief barring Lam from manufacturing, selling and supporting products that incorporate the Company's patented technology. The Company is further seeking enhanced damages for willful infringement of its patents. Lam has filed a motion to dismiss that action for lack of jurisdiction, or in the alternative to transfer that action to the Northern District of California. On December 7, 1999, the motion to transfer was granted. The case has since been transferred to the Northern District of California. No discovery has been conducted to date in that action. No assurance can be given as to the outcome of that lawsuit or as to the effect of any such outcome on the Company.

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

Dated: February 14, 2000