Form 10-K405
period 2000-03-31
TEGAL CORP /DE/
filed 2000-05-30
CIK 931059

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-26824

                               TEGAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      68-0370244
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

          2201 SOUTH MCDOWELL BLVD
            PETALUMA, CALIFORNIA                                   94954
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (707) 763-5600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on May 10, 2000, as reported on the Nasdaq National Market was $62,276,020. As of May 10, 2000, 12,455,678 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders to be held on September 19, 2000, will be filed with the Commission within 120 days after the close of the Registrant's fiscal year and are incorporated by reference in Part III.

Total Pages 44                                 Index to Exhibits follows page 43

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.     Business....................................................      3
Item 2.     Properties..................................................     15
Item 3.     Legal Proceedings...........................................     15
Item 4.     Submission of Matters to a Vote of Security Holders.........     15

                                    PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................     17
Item 6.     Selected Financial Data.....................................     18
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     19
Item 7A.    Quantitative and Qualitative Disclosure about Market Risk...     22
Item 8.     Financial Statements and Supplementary Data.................     23
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     39

                                    PART III
Item 10.    Directors and Executive Officers of the Registrant..........     39
Item 11.    Executive Compensation......................................     39
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     39
Item 13.    Certain Relationships and Related Transactions..............     39

                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................     40
Signatures..............................................................     42

                                     PART I

ITEM 1. BUSINESS

     Information contained or incorporated by reference herein contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The following contains cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements. See "Additional Risk Factors."

THE COMPANY

     Tegal Corporation, a Delaware Corporation ("Tegal" or the "Company"), designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits ("ICs") and related devices in voice and data telecommunications, thin film head, small flat panel and printer head applications. Etching constitutes one of the principal IC and related device production process steps and must be performed numerous times in the production of such devices.

     The Company was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc. ("Motorola"). The predecessor company was founded in 1972 and acquired by Motorola in 1978.

SEMICONDUCTOR INDUSTRY BACKGROUND

  Growth of Semiconductor and Semiconductor Equipment Industries

     The semiconductor industry has experienced significant growth over the last 20 years. This growth has resulted from the increasing demand for ICs from traditional IC markets, such as personal computers, telecommunications, consumer electronics, automotive electronics and office equipment, as well as developing markets, such as wireless communications, multimedia and portable and network computing. As a result of this increased demand, semiconductor device manufacturers have periodically expended significant amounts of capital to build new semiconductor fabrication facilities ("fabs") and to expand existing fabs. In spite of the continuing growth in demand for semiconductors, the industry periodically experiences periods of excess supply and excess capacity as additions to capacity are brought online in large increments which exceed the short-term growth in demand for ICs. The industry experienced such excess supply and excess capacity from 1996 through mid 1999.

     Growth in the semiconductor industry has been driven, in large part, by advances in semiconductor performance at a decreasing cost per function. Increasingly advanced semiconductor processing technologies allow semiconductor manufacturers to produce ICs with smaller features, thereby increasing processing speed and expanding device functionality and memory capacity. As ICs have become more complex, however, both the number and price of state of the art process tools required to manufacture ICs have increased significantly. As a result, the cost of semiconductor manufacturing equipment has become an increasingly large part of the total cost in producing advanced ICs. Today, the average state of the art dynamic random access memory (DRAM) fab costs from $750 million to over $1.5 billion, with semiconductor manufacturing equipment costs representing the majority of total fab costs.

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

  Segmentation of the Etch Market

     The Company believes that the dry etch market is becoming increasingly segmented. Certain dry etch technologies or processes are better suited for etching different types of materials (films) and, as a result, the dry etch market may be segmented according to the type of film being etched. In addition, as ICs become increasingly complex, certain etch steps required to manufacture a state of the art IC demand leading edge (or "critical") etch performance. For example, to produce a 64-megabit DRAM device, semiconductor manufacturers are required to etch certain device features at dimensions as small as 0.18 micron. Nonetheless, even in the most advanced ICs, a significant number of production steps can be performed with a significantly less demanding (or "non-critical") etch performance. As a result, the Company believes the etch market has also begun to segment according to the required level of etch performance -- critical or non-critical.

  Segmentation of the Etch Market by Film

     The dry etch market is generally segmented into the following market segments, defined according to the class of film being etched: polysilicon, oxide (dielectric) and metal. According to VLSI Research Inc., the oxide, polysilicon, and metal segments of the dry etch market represented approximately 47%, 19% and 34%, respectively, of the total sales of dry etch systems in 1999. New films are continually being developed in each of these three market segments.

     Today, the semiconductor industry is faced with the need to develop and adopt an unprecedented number of new films as conventional materials are running out of the physical properties needed to support continuing shrinks in die size and to provide improved performance. Certain of these films present unique etch production problems. For example, the use of certain new films, such as platinum, iridium and Lead Zirconium Titanate (PZT), currently being used in the development of non-volatile, ferroelectric random access memory (FRAM) devices, is presenting new challenges to semiconductor manufacturers. While these new films contribute to improved IC performance and reduced die size, their unique properties make them particularly difficult to etch and, therefore, require more advanced etch process technologies. Similarly, corrosion of metal etched wafers within 48 to 72 hours after completion of the etch process has been a chronic problem for semiconductor manufacturers, regardless of the line geometries involved. The reaction byproducts of a chlorine based metal etch process tend to redeposit on the wafer and corrode when exposed to water in the atmosphere. Removal of these contaminants from the wafer is essential to prevent this corrosion.

  Segmentation of the Etch Market into Critical and Non-Critical Production
Steps

     Over time, the disparity in relative prices for etch systems capable of etching at non-critical versus critical dimensions has grown significantly. The Company believes that in 1993, the cost of an eight inch wafer-capable system ranged from approximately $500,000 to $700,000. Given the relatively modest price differential among etchers, manufacturers of ICs and similar devices tended to purchase one system, (the one they believed provided the most technologically advanced solution for their particular etch requirements), to perform all their etching. In contrast, the cost today of an eight inch capable etch system ranges from approximately $500,000, for reliable, non-critical etchers, to more than $2.5 million, for advanced, state of the art critical etchers. Consequently, in periods of high equipment utilization the Company believes it is no longer cost effective to use state of the art etchers to perform both critical and non-critical etching. When critical etching is required in the production process, the Company believes that the leading purchasing factor for a semiconductor manufacturer will continue to be, ultimately, the product's etch performance. When non-critical etching is required in the production process, the Company believes the leading purchasing factor for a semiconductor manufacturer will be the overall product cost, with particular emphasis on the system's sale price. In either case, however, the semiconductor manufacturer is driven to make a value-oriented purchasing decision which minimizes the overall etch system costs, while meeting the required etch process performance.

The Company believes that a well-implemented "mix and match" purchasing philosophy could allow a semiconductor manufacturer to realize significant etch system savings.

BUSINESS STRATEGY

     Tegal believes it currently has one of the largest installed bases of etch equipment in the industry and that over the years it has earned a reputation as a supplier of reliable, value-oriented etch systems. The Company's systems are sold throughout the world to both domestic and international customers. In fiscal 2000, approximately 59% of the Company's revenues resulted from international sales. To support its systems sales, the Company maintains local service and support in every major geographic market in which it has an installed base, backed up by a spares logistics system designed to provide delivery within 24 hours anywhere in the world.

     The Company's objective is to build on its technical knowledge, experience and reputation in the etch industry, as well as its established sales, marketing and customer service infrastructure, to be a leading supplier of etch systems for both the critical and non-critical segments of the etch market. To meet this objective, the Company is implementing a business strategy incorporating the following elements:

     - Use the performance capabilities of the Company's 6500 series systems to generate incremental sales from the IC and related device markets for critical etch of specific applications and films where Tegal's products provide unique performance capabilities; and

     - Increase sales of its non-critical etch systems by focusing sales and marketing on specialty applications that are addressed by the Company's 900 series etchers such as voice and data telecommunications chips using gallium arsenide and other III-V materials, thin film heads, small flat panels, printer heads, and the conversion from wet to dry etch technologies.

PRODUCTS

  6500 Series Products

     The Company offers several models of its 6500 series critical etch products configured to address film types and applications desired by the customer. Tegal introduced the 6500 series tool in 1994 and since that time has expanded the product line to address new applications. Etch applications addressed by the 6500 series system include: 1) new high K dielectrics and associated materials used in capacitors at sub-0.5 micron for FRAMs, high-density DRAM and magnetic memory (MRAM) devices, 2) shallow trench isolation used to isolate transistors driven by increased packing densities used in memory devices employing design rules at or below 0.25 micron, 3) sub-0.5 micron multi-layer metal films composed of aluminum/copper/silicon/ titanium alloys, 4) sub-0.5 micron polysilicon and 5) leading edge thin film head materials. All 6500 series models offer one and two-chamber configurations. 6500 series systems typically range in price between $1.8 million and $3.0 million.

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

  900 Series Products

     The Company introduced its 900 series family of etch systems in 1984 as a critical etch tool of that era. Over the years, the Company has repositioned the 900 series family as non-critical etch systems capable of performing the less-demanding etch steps required in the production of silicon-based IC devices and, more recently, as critical etch tools for new specialty devices such as gallium arsenide for high speed telecommunications devices. In 1994, the Company introduced an eight inch wafer capable 900 series system (capable of etching five inch to eight inch wafers) that was a scaled-up version of its three inch to six inch wafer capable non-critical etch system. The 900 series non-critical etch systems are aimed at pad, zero layer, non-selective nitride, backside, planarization and small flat panel display applications, thin film etch applications used in the manufacture of read-write heads for the disk drive industry and gallium arsenide and other III-V materials used in high-speed digital wireless telecommunications applications. The Company's 900 series systems typically sell for a price of $250,000 to $600,000.

     The 900 series systems incorporate a single diode process chamber on a non-loadlocked modular platform for reliability and ease of maintenance, which the Company believes results in higher average throughput and lower operating costs. Continued improvements in both reliability and performance have enabled the Company to offer the 900 series systems as a solution for a broad range of applications involving line widths down to 0.8 microns.

CUSTOMERS

     The Company sells its systems to semiconductor and related electronic device component manufacturers throughout the world. Major customers over the last three fiscal years have included the following:

ABB Semiconductor AG      NEC               Samsung
Bosch                     Nortel Networks   Seiko Epson
Fuji Film                 Oki               SGS-Thomson Microelectronics
Hyundai/LG Semiconductor  Read Rite         Sony
Matsushita                RF Micro Devices  Tesla
Motorola

     Of these 16 customers, six ordered one or more systems from the Company in fiscal 2000. The composition of the Company's top five customers has changed from year to year, but net system sales to the Company's top five customers in each of fiscal 2000, 1999 and 1998 accounted for 53.1%, 66.4% and 61.2%, respectively, of the Company's total net system sales. Motorola, Sony and SGS-Thomson Microelectronics represented 15.5%, 13.9% and 10.2%, respectively, of the Company's net system sales in fiscal 2000. Matsushita, Seiko Epson, Fuji Film and Oki represented 17.9%, 14.8%, 14.7% and 11.8%, respectively, of the Company's net system sales in fiscal 1999. Motorola, Samsung, Read Rite and Hyundai represented 18.2%, 12.2%, 11.2% and 10.3%, respectively, of the Company's net system sales in fiscal 1998. Other than the above customers, no single customer represented more than 10% of the Company's net system sales in fiscal 2000, 1999 or 1998. Although the composition of the group comprising the Company's largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, may have a material adverse effect on the Company.

BACKLOG

     The Company schedules production of its systems based upon order backlog and customer commitments. The Company includes in its backlog only orders for which written authorizations have been accepted and shipment dates within the next 12 months have been assigned. As of March 31, 2000 and 1999 the Company's order backlog was approximately $5.9 million and $2.8 million, respectively. Systems orders are subject to cancellation by the customer, but with substantial penalties other than in the case of orders for evaluation systems or for systems which have not yet incurred production costs. Orders may be subject to rescheduling with limited or no penalty. Some orders are received for systems to be shipped in the same quarter as the order is received. As a result, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

MARKETING, SALES AND SERVICE

     The Company sells its systems worldwide through a network of 16 direct sales representatives and five independent sales representatives in 17 sales offices located throughout the world. In the United States, the Company markets its systems through direct sales personnel located in its Petaluma, California headquarters, two regional sales offices and through one independent sales representative. In addition, the Company provides field service and applications engineers out of its regional location and its Petaluma headquarters in order to ensure dedicated technical and field process support throughout the United States on short notice.

     The Company maintains sales, service, and process support capabilities in Japan, Taiwan, South Korea, Germany, Italy and the United Kingdom and service/support operations in Austria and China. In addition to its international direct sales and support organizations, the Company also markets its systems through independent sales representatives in China, Israel, South Korea and Singapore and selected markets in Japan.

     International sales, which consist of export sales from the United States either directly to the end user or to one of the Company's foreign subsidiaries, accounted for approximately 59%, 72% and 61% of total revenue for fiscal 2000, 1999 and 1998, respectively. The Company generally sells its systems on 30-to-60 day credit terms to its domestic and European customers. Customers in Pacific Rim countries, other than Japan, are generally required to deliver a letter of credit payable in U.S. dollars upon system shipment. Sales to other international customers, including Japan, are either billed in local currency or U.S. dollars. The Company anticipates that international sales will continue to account for a significant portion of revenue in the foreseeable future. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of the Company's systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company.

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

     As of March 31, 2000, the Company had 47 full-time employees dedicated to equipment design engineering, process support and research and development. Research and development expenses for fiscal 2000, 1999 and 1998 were $10.1 million, $9.6 million and $11.0 million, respectively, and represented 38.0%, 33.0% and 26.6% of total revenue, respectively. Such expenditures were used for the development of new systems and processes, continued enhancement and customization of existing systems, etching customer samples in the Company's demonstration labs and providing process engineering support at customer sites.

MANUFACTURING

     The Company's etch systems are produced at its headquarters in Petaluma, California. The Company's manufacturing activities consist of assembling and testing components and sub-assemblies which are then integrated into finished systems. The Company has structured its production facility to be driven either by orders or by forecasts and has adopted a modular system architecture to increase assembly efficiency and design flexibility. The Company has also implemented "just-in-time" manufacturing techniques in its assembly processes. Through the use of such techniques 900 series system manufacturing cycle times take approximately 14 days and cycle times for its 6500 series products take two to three months.

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

COMPETITION

     The semiconductor capital equipment industry is highly competitive. The Company believes that the principal competitive factor in the critical segments of the etch industry is technical performance of the system, followed closely by the existence of customer relationships, the overall system price, the ability to provide service and technical support on a global basis and other related cost factors. The Company believes that the principal competitive factor in the non-critical segments of the etch industry is system price, followed closely by the technical performance of the system, the existence of established customer relationships, the ability to provide service and technical support on a global basis and other related cost factors.

     The Company believes that to be competitive, it will require significant financial resources in order to offer a broad range of systems, to maintain customer service and support centers worldwide and to invest in research and development. Many of the Company's existing and potential competitors, including, among others, Applied Materials, Inc., Lam Research Corporation and Tokyo Electron Limited, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation etch and other production equipment and broader process equipment offerings as well as greater name recognition than the Company. The Company expects its competitors to continue to improve the design and performance of their current systems and processes and to introduce new systems and processes with improved price and performance characteristics. No assurance can be given that the Company will be able to compete successfully in the United States or worldwide.

INTELLECTUAL PROPERTY

     The Company holds an exclusive license to 28 United States patents, including its dual frequency tri-electrode control system, and 35 corresponding foreign patents covering various aspects of its systems. The Company has also applied for nine additional United States patents and 25 additional foreign patents. The Company believes that the duration of such patents generally exceed the life cycles of the technologies disclosed and claimed therein. The Company believes that although the patents it has exclusively licensed or holds directly will be of value, they will not determine the Company's success, which depends principally upon its engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, the Company may be vulnerable to competitors who attempt to imitate the Company's systems or processes and manufacturing techniques and processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's systems and processes. The sale of the Company's systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. The Company also relies on trade secrets and other proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees, vendors, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others.

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

     On March 17, 1998, the Company filed a suit in the United States District Court in the Eastern District of Virginia against Tokyo Electron Limited and several of its U.S. subsidiaries (collectively, "TEL") alleging that TEL's 65DI and 85DI IEM etch equipment infringe certain of the Company's patents. The suit was tried to the court in May 1999, and on August 31, 1999, the court found both patents-in-suit valid, and found that TEL had willfully infringed Tegal's '223 dual-frequency triode etcher patent. The court enjoined TEL from further sales or service of its IEM etchers. In addition, the court ordered TEL to pay attorney's fees and court costs to the Company. TEL has filed an appeal of the court's ruling. A follow-on action against TEL concerning a later generation of IEM equipment is pending in the same court. Trial is scheduled for September 11, 2000 in the follow-on action. No assurance can be given as to the outcome of the appeal or the follow-on action or as to the effect of any such outcome on the Company.

     On September 1, 1999, the Company filed a patent infringement action against Lam Research Corporation ("Lam"), asserting infringement of the '223 patent and a second, related patent. That suit was also filed in the Eastern District of Virginia, Richmond Division. The Company is seeking injunctive relief barring Lam from manufacturing, selling and supporting products that incorporate the Company's patented technology. The Company is further seeking enhanced damages for willful infringement of its patents. Lam filed a motion to dismiss that action for lack of jurisdiction, or in the alternative to transfer that action to the Northern District of California. On December 7, 1999, the motion to transfer was granted. The case has since been transferred to the Northern District of California. Discovery has begun in that action. No assurance can be given as to the outcome of that lawsuit or as to the effect of any such outcome on the Company.

     As is typical in the semiconductor industry, the Company has received notices from time to time from third parties alleging infringement claims. In July 1991, the Company was advised by General Signal Corporation ("GSC") that the Company may need a license under certain U.S. patents owned by GSC relating to "cluster tool" equipment. The Company's 6500 series systems are generally configured with multiple process chambers and, therefore, may be deemed "cluster tool" equipment. A number of companies which were contacted by GSC with regard to licensing these patents formed an ad-hoc committee to investigate the validity of the GSC patents. As a result of such investigation, in November 1992 the committee members, including the Company, jointly notified GSC that they believe the subject patents are invalid and that, accordingly, no license is necessary. In the fall of 1994, GSC filed suit against Applied Materials, a non-member of the ad-hoc investigative committee, alleging infringement of such patents. The Company believes that GSC's dispute with Applied Materials has subsequently been settled. To date, GSC has taken no action against the Company in connection with the licensing of these patents. The Company further believes that GSC filed for bankruptcy protection and has since been dissolved. Nevertheless, there can be no assurance that GSC or its successors will not take any such action in the future or, if any such action is taken, as to the outcome of such action.

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

EMPLOYEES

     As of March 31, 2000, the Company had a total of 184 employees consisting of 174 full-time permanent employees and 10 temporary or contract personnel, including 47 in engineering, research and development, 36 in manufacturing, 74 in marketing, sales and customer service and support and 27 in executive and administrative positions. Many of the Company's employees are highly skilled, and the Company's success will depend in part upon its ability to attract, retain and develop such employees. Skilled employees, especially employees with extensive technological backgrounds, are currently in great demand. There can be no assurance that the Company will be able to attract or retain the skilled employees which may be necessary to continue its research and development, manufacturing or marketing programs. The loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on the Company.

     None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ADDITIONAL RISK FACTORS

  Dependence on 6500 Series Systems for Critical Etch Markets

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

     In connection with the development and production of the 6500 series, the Company has increased its operating expenses and is likely to invest in increased inventory levels in the future. The failure to achieve market acceptance of this generation of systems in a timely manner could result in, among other things, an increase in operating expenses and inventory obsolescence without corresponding sales, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     If the 6500 series does not achieve significant sales or volume production due to a lack of customer adoption, inability to correct technical, manufacturing or other difficulties which may develop with this series, or for any other reason, the Company's business, financial condition and results of operations would be materially adversely affected.

  Impediments to Customer Acceptance

     A substantial investment is required to install and integrate capital equipment into a semiconductor production line. The Company believes that once a device manufacturer has selected a particular vendor's capital equipment, that manufacturer generally relies upon that vendor's equipment for that specific production line application and, to the extent possible, subsequent generations of that vendor's systems. Accordingly, it may be extremely difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected by that customer unless there are compelling reasons to do so, such as significant performance or cost advantages. In addition, certain of the Company's competitors may seek to sell, as an attractively priced package, etch equipment together with other process equipment, such as deposition equipment. Furthermore, some semiconductor manufacturers have already made initial buying decisions for the next generation of sub-0.35 micron etch requirements. Any failure to gain access and achieve sales to new customers will adversely affect the successful commercial adoption of the Company's 6500 series systems and could have a material adverse effect on the Company.

  Fluctuations in Quarterly Operating Results

     The Company's revenue and operating results have fluctuated and are likely to continue to fluctuate significantly from quarter to quarter, and there can be no assurance as to future profitability.

     The Company's 900 series etch systems typically sell for prices ranging between $250,000 and $600,000, while prices of the Company's 6500 series critical etch systems typically range between $1.8 million and $3.0 million. To the extent the Company is successful in selling its 6500 series systems, the sale of a small number of these systems will probably account for a substantial portion of revenue in future quarters, and a transaction for a single system could have a substantial impact on revenue and gross margin for a given quarter.

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

     The timing of new systems and technology announcements and releases by the Company and others may also contribute to fluctuations in quarterly operating results, including cases in which new systems or technology offerings cause customers to defer ordering systems from the Company's existing product lines. The Company's revenue and operating results may also fluctuate due to the timing and mix of systems sold, the volume of service provided and spare parts delivered in a particular quarter and changes in pricing by the Company, its competitors or suppliers. The impact of these and other factors on the Company's revenue and operating results in any future periods is, and will continue to be, difficult for the Company to forecast.

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

  Cyclicality of the Semiconductor Industry

     The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and systems utilizing integrated circuits. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have had a material adverse effect on the semiconductor industry's demand for semiconductor capital equipment, including etch systems manufactured by the Company. The semiconductor industry experienced such a slowdown from 1996 through mid 1999. Prior semiconductor industry downturns have adversely affected the Company's revenue, gross margins and results of operations. In addition, the need for continued investment in research and development, substantial capital equipment requirements, and extensive ongoing customer service and support requirements worldwide will continue to limit the Company's ability to reduce expenses in response to any such downturn or slowdown. The Company's revenue, gross margin and results of operations may be materially adversely affected by future downturns or slowdowns in the rate of capital investment in the semiconductor industry. Moreover, although the semiconductor industry may experience growth that causes significant growth in the semiconductor capital equipment industry, there can be no assurance that such growth can be sustained or that the Company will be positioned to benefit from such growth.

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

  Stockholder Rights Plan; Anti-Takeover Effect

     Under the terms of the Company's stockholder rights plan, the Company's Board of Directors is authorized to issue preferred stock without further stockholder approval or to exercise the anti-takeover provisions of its stockholder rights plan in the event of an unsolicited attempt to assume control of the Company. Should the Company's Board of Directors exercise such rights, such action could have the effect of delaying, deferring or preventing a change in control of the Company.

  Volatility of Stock Price

     The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of the Company's common stock into the market place, failure to meet or changes in analysts' expectations, general conditions in the semiconductor industry or the worldwide economy, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights, developments in the Company's relationships with its customers and suppliers, natural disasters and outbreaks of hostilities could cause the price of the Company's common stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Furthermore, the Securities and Exchange Commission is currently directing that semiconductor capital equipment companies revise their revenue recognition practices to record revenue upon customer acceptance rather than upon shipment or delivery of systems, as is the current prevailing practice. As currently intended, this application of Staff Accounting Bulletin (SAB) 101 will go into effect in the first fiscal quarter after a company's year end which occurs after March 15, 2000. As a result,

SAB 101 will apply to the Company's first quarter ending June 30, 2000. In this case, the Company's reported revenue and earnings for the quarter ending June 30, 2000 may be less than the revenues and earnings which the Company would otherwise report due to timing differences between system shipment and customer acceptance. There can be no assurance that the market price of the Company's common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

  Year 2000 Compliance

     In the past, many information technology products were designed with two digit year codes that did not recognize century and millennium fields. As a result these hardware and software products may not function or may give incorrect results when Year 2000 dates are used. The "Year 2000 Issue" was faced by substantially every company which relies on computer systems.

     The Company formed a team and completed its Year 2000 risk assessment and its corrective action and contingency plans in April 1999. The total expense of preparing the Company for Year 2000 compliance was approximately $0.4 million, which was not material to the Company's business operations or financial condition.

     As of May 26, 2000, the Company has not experienced any adverse effects related to the Year 2000 roll over, and does not expect to incur any additional costs nor incur any material adverse consequences related to the Year 2000 Issue in the future.

  Domestic and International Economic Conditions

     The Company's business is subject to general economic conditions, both in the United States and abroad. A significant decline in economic conditions in any significant geographic area could have a material adverse effect on the Company. For example, in the last two years an economic crisis in Asia has led to weak demand for the Company's products in certain Asian economies -- notably South Korea. Such economic events may continue to adversely affect the Company's results of operations, and additional economic events of a similar nature could, in the future, affect demand for the Company's products, which could have a material adverse effect on the Company's business, financial condition and operating results.

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

     The Company leases sales, service and process support space in Santa Clara, California; Manassas, Virginia; Munich, Germany; Kawasaki, Japan; Catania, Italy; Seoul, South Korea and Hsin Chu City, Taiwan.

ITEM 3. LEGAL PROCEEDINGS

     Except as provided in Item 1. Business -- Intellectual Property, there are no material legal proceedings pending to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers of the Company as of March 31, 2000:

            NAME                AGE                          POSITION
            ----                ---                          --------
Michael L. Parodi               51     Chairman of the Board of Directors, President and
                                       Chief Executive Officer
David Curtis                    46     Vice President, Finance and Administration, Chief
                                       Financial Officer, Secretary and Treasurer
Stephen P. DeOrnellas           45     Vice President, Technology and Corporate Development
                                       and Chief Technical Officer
George B. Landreth              45     Vice President, Product Development
James D. McKibben               49     Vice President, Worldwide Sales and Marketing
Colin C. Tierney                53     Vice President, Worldwide Operations and Customer
                                       Support

     Michael L. Parodi joined the Company as Director, President and Chief Executive Officer in December 1997 and assumed the additional role of Chairman of the Board in March 1999. From 1991 to 1996, Mr. Parodi was Chairman of the Board, President and Chief Executive Officer of Semiconductor Systems, Inc. ("SSI"), a manufacturer of photolithography processing equipment sold to the semiconductor and thin film head markets until SSI was merged with FSI International ("FSI"). Mr. Parodi remained with FSI as Executive Vice President and General Manager of SSI from the time of the merger to December 1997, integrating SSI into FSI. In 1990, Mr. Parodi led the acquisition of SSI from General Signal Corporation. Prior to 1990, Mr. Parodi held various senior engineering and operations management positions with General Signal Corporation, Signetics Corporation, Raytheon Company, Fairchild Semiconductor Corporation and National Semiconductor Corporation. Mr. Parodi currently is a member of the Semiconductor Equipment and Materials International Board of Directors.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Since October 19, 1995, Tegal's common stock has been traded on the Nasdaq National Market System under the symbol TGAL. The following table sets forth the range of high and low sales prices for the Company's common stock for each quarter during the prior two fiscal years.

                                                     HIGH        LOW
                                                     ----        ---
FISCAL YEAR 1999
First Quarter......................................   7           3 11/16
Second Quarter.....................................   4 5/8       1 15/16
Third Quarter......................................   3 5/8       1 3/8
Fourth Quarter.....................................   5 13/16     2 17/32

FISCAL YEAR 2000
First Quarter......................................   3 15/16     2 7/8
Second Quarter.....................................   4 3/4       2
Third Quarter......................................   3 1/2       2
Fourth Quarter.....................................   9 11/16     5 1/2

     The approximate number of record holders of the Company's common stock as of March 31, 2000 was 243. Tegal has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future. Further, the Company's domestic line of credit restricts the declaration and payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                           YEAR ENDED MARCH 31,
                                            ---------------------------------------------------
                                             2000       1999       1998       1997       1996
                                            -------    -------    -------    -------    -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
  Revenue.................................  $26,438    $29,035    $41,472    $57,423    $62,046
  Gross profit............................    9,231      8,161     17,095     25,901     28,577
  Operating income (loss).................  (12,932)   (15,402)    (6,673)     3,180      6,572
  Income (loss) before income taxes.......  (12,571)   (14,997)    (5,545)     4,180      6,186
  Net income (loss).......................  (12,571)   (15,132)    (5,545)     3,140      5,566
  Net income (loss) per share:(1)
     Basic................................    (1.15)     (1.42)     (0.54)      0.31       1.14
     Diluted..............................    (1.15)     (1.42)     (0.54)      0.29       0.64
  Shares used in per share computation:
     Basic................................   10,964     10,630     10,364     10,124      4,506
     Diluted..............................   10,964     10,630     10,364     10,764      8,760

CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents...............  $12,627    $17,569    $25,660    $30,323    $23,283
  Working capital.........................   24,993     27,298     39,574     45,392     41,726
  Total assets............................   35,573     39,652     55,146     63,524     64,672
  Short-term notes payable to banks and
     others...............................      430        223        285        252        243
  Long-term obligations...................      130         30        101        301        356
  Stockholders' equity (deficit)..........   27,431     30,816     44,804     50,542     47,626

---------------
(1) See Note 1 of Tegal's Consolidated Financial Statements for an explanation of the computation of earnings per share.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the years indicated as a percentage of revenue:

                                                           MARCH 31,
                                                  ---------------------------
                                                  2000       1999       1998
                                                  -----      -----      -----
Revenue.........................................  100.0%     100.0%     100.0%
Cost of sales...................................   65.1       71.9       58.8
                                                  -----      -----      -----
Gross profit....................................   34.9       28.1       41.2
                                                  -----      -----      -----

Operating expenses:
  Research and development......................   38.0       33.0       26.6
  Sales and marketing...........................   18.1       18.0       14.7
  General and administrative....................   27.7       30.1       16.0
                                                  -----      -----      -----
          Total operating expenses..............   83.8       81.1       57.3
                                                  -----      -----      -----
Operating loss..................................  (48.9)     (53.0)     (16.1)
Other income net................................    1.4        1.4        2.7
                                                  -----      -----      -----
Loss before income taxes........................  (47.5)     (51.6)     (13.4)
Provision for income taxes......................    0.0       (0.5)       0.0
                                                  -----      -----      -----
          Net loss..............................  (47.5)%    (52.1)%    (13.4)%
                                                  =====      =====      =====

YEARS ENDED MARCH 31, 2000, 1999 AND 1998

  Revenue

     The Company's revenue is derived from sales of new and refurbished systems, spare parts and non-warranty service. Revenue declined 9.0 percent in fiscal 2000 from fiscal 1999 (to $26.4 million from $29.0 million). Revenue declined 30 percent in fiscal 1999 from fiscal 1998 (to $29.0 million from $41.5 million). The revenue decline in fiscal 2000 as compared to fiscal 1999 was principally attributable to selling one less 6500 series system in fiscal 2000. In addition, the Company's service revenue declined in fiscal 2000 over fiscal 1999. Nevertheless, during the second half of fiscal 2000, the Company experienced an increase in both service and spare parts revenue which it believes is a consequence of customers increasing their use of the Company's systems. The increased service revenue in the fourth quarter of fiscal 2000 was roughly equal to the average quarterly service revenue in fiscal 1999. The revenue decline in fiscal 1999 as compared to fiscal 1998 was principally attributable to a decline in the number of 900 and 6500 series etch systems sold as the semiconductor industry curtailed its capital equipment expenditures in the face of an industry slowdown. The Company believes that sales of its 6500 series systems were adversely affected in fiscal 1999 by the Korean financial crisis which became apparent in the fall of 1997 and began to adversely impact the Company's sales of 6500 series systems in the fourth quarter of fiscal 1998. The Company's sales of spare parts and service also declined in fiscal 1999 over fiscal 1998, which the Company believes was principally due to its customers operating their Tegal equipment at a lower level of utilization during the industry slowdown.

     International sales accounted for approximately 59, 72 and 61 percent of total revenue in fiscal 2000, 1999 and 1998, respectively. The Company expects that international sales will continue to account for a significant portion of its revenue.

  Gross Profit

     The Company's gross profit as a percentage of revenue (gross margin) increased to 35 percent in fiscal 2000 from 28 percent in fiscal 1999 but remained below the 41 percent in fiscal 1998. The gross margin increase in fiscal 2000 as compared to fiscal 1999 is principally due to reduced costs in service and spare parts. In the case of service, expenses in fiscal 2000 were materially less due to reduced headcount and in the case of spares, margins were improved due to a favorable mix of parts sold and other inventory related costs and reduced provisions for excess and obsolete inventory. The gross margin decline in fiscal 1999 as compared to fiscal 1998 was principally attributable to spreading substantially fixed manufacturing overhead expenses over significantly fewer systems manufactured and spare parts revenue.

     The Company's gross profit as a percentage of revenue has been, and will continue to be, affected by a variety of factors, including the mix and average selling prices of systems sold and the costs to manufacture, service and support new product introductions and enhancements. Gross margins for the Company's 6500 series systems are typically lower than those of its more mature 900 series systems due to the inefficiencies and lower vendor discounts associated with lower order volumes and increased service installation and warranty support.

  Research and Development

     Research and development expenses consist primarily of salaries, prototype material and other costs associated with the Company's research and product development efforts. In absolute dollars, research and development expenses increased to $10.1 million in fiscal 2000 from $9.6 million in fiscal 1999 and declined from $11.0 million in fiscal 1998. Research and development as a percentage of revenue increased to 38 percent in fiscal 2000 from 33 percent in fiscal 1999 and 27 percent in fiscal 1998, as the Company continued to enhance and support its new 6500 series systems in spite of the overall revenue decline in both fiscal years. The absolute dollar increase in fiscal 2000 expenses over fiscal 1999 expenses was attributable to increased spending on prototype material enhancements to the 6500 series system. The absolute dollar decrease in fiscal 1999 expenses over fiscal 1998 expenses was attributable to reduced spending on salaries and related expenses due to a reduction in headcount in September 1998. The Company anticipates that fiscal 2001 research and development expenses in absolute dollars will continue at or decline slightly from fiscal 2000 levels to permit the Company to support new process applications at its 6500 series customer installations and to further enhance the 6500 series product line, while permitting research and development expenses as a percentage of sales to decline to a more sustainable ratio.

  Sales and Marketing

     Sales and marketing expenses primarily consist of salaries, commissions, trade show promotion and advertising expenses. In absolute dollars, sales and marketing expenses declined to $4.8 million in fiscal 2000 from $5.2 million in fiscal 1999 and $6.1 million in fiscal 1998. As a percentage of revenue, sales and marketing expenses remained at 18 percent in fiscal 2000 from 18 percent in fiscal 1999 and increased from 15 percent in fiscal 1998. The absolute dollar declines in sales and marketing expenses in fiscal 2000 versus fiscal 1999 and in fiscal 1999 versus fiscal 1998 were principally due to declines in systems sales volumes, resulting in lower commission spending and to reduced spending on advertising. The Company expects to increase slightly its absolute dollar spending on sales and marketing in fiscal 2001 for higher commission expenses on an anticipated increase in systems sales.

  General and Administrative

     General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities. General and administrative expenses in absolute dollars decreased to $7.3 million in fiscal 2000 from $8.7 million in fiscal 1999 and increased from $6.6 million in fiscal 1998. As a percentage of revenues, general and administrative expenses declined to 28 percent in fiscal 2000 from 30 percent in fiscal 1999 and increased from 16 percent in fiscal 1998. The absolute dollar decrease in general and administrative expenses in fiscal 2000 over fiscal 1999 and the increase in fiscal 1999 over fiscal 1998 were primarily attributable to the Company incurring higher legal fees and expenses in connection with its patent disputes with TEL during fiscal 1999. The Company anticipates that its general and administrative expenses for fiscal 2001 will be somewhat lower than fiscal 2000 spending due primarily to anticipated reductions in legal costs associated with its intellectual property after the first half of fiscal 2001.

  Other Income, Net

     Other income, net, consists principally of interest income, interest expense, gains and losses on foreign exchange and the sale of fixed assets. The Company recorded net non-operating income of $0.4 million, $0.4 million and $1.1 million in fiscal 2000, 1999 and 1998, respectively. In all three years, net non-operating income was primarily attributable to interest income on outstanding cash balances.

  Provision for Income Taxes

     The Company's effective tax rate was zero percent, in fiscal 2000, 1999 and 1998. The Company incurred net losses before taxes in all three years and therefore recorded no tax provision in fiscal 2000 and 1998 and recorded a tax provision of $0.1 million in fiscal 1999 associated with its operations in Japan.

  Liquidity and Capital Resources

     For fiscal 2000, 1999 and 1998, the Company financed its operations from available cash balances.

     Net cash used in operations was $13.6 million in fiscal 2000, due principally to a net loss of $11.0 million after adjusting for depreciation, an increase in accounts receivable and inventories offset in part by a decline in other current assets and an increase in accrued expenses and accounts payable. Net cash used in operations was $8.8 million in fiscal 1999, due principally to a net loss of $13.2 million after adjusting for depreciation, a decline in accrued expenses and accounts payable offset, in part, by a decline in accounts receivable, inventories, and other current assets. Net cash used in operations was $2.9 million in fiscal 1998, due principally to a net loss of $3.1 million after adjusting for depreciation, a decline in accrued expenses and an increase in inventories offset, in part, by a decline in accounts receivable.

     Net capital expenditures totaled $0.6 million, $0.1 million and $1.3 million in fiscal 2000, 1999 and 1998, respectively. Capital expenditures in all three years were incurred principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers.

     Net cash provided by financing activities totaled $9.2 million for fiscal 2000, due principally to proceeds from the sale of 1.3 million shares of the Company's common stock and from the exercise of employee stock options and employee participation in the Company's stock purchase plan. Net cash provided by financing activities for fiscal 1999 and 1998 were immaterial.

     As of March 31, 2000, the Company had approximately $12.6 million of cash and cash equivalents. In addition to cash and cash equivalents, the Company's other principal sources of liquidity consisted of unused portions of several bank borrowing facilities. In April 2000, the Company replaced its prior domestic line of credit with a new line of credit with a maximum borrowing capacity of $10 million secured by substantially all of the Company's assets. The new facility will be available until April 2003. In addition to the foregoing facility, as of March 31, 2000, the Company's Japanese subsidiary had available two lines of credit available for a total of 406 million Yen (approximately $3.8 million at exchange rates prevailing on March 31, 2000) unused portion of two Japanese bank lines of credit totaling 450 million Yen (approximately $4.3 million at exchange rates prevailing on March 31, 2000) secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable.

     The Company believes that anticipated cash flow from operations, funds available under its lines of credit and existing cash and cash equivalent balances will be sufficient to meet the Company's cash requirements for the next twelve months. See Item 1 -- Business -- Additional Risk Factors -- Future Capital Needs.

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

     The Company manufactures the majority of its products in the US; however, it services customers worldwide and thus has a cost base that is diversified over a number of European and Asian currencies as well as the US dollar. This diverse base of local currency costs serves to mitigate partially the earnings effect of potential changes in value of the Company's local currency denominated revenue. Additionally, the Company denominates its export sales in US dollars, whenever possible.

     The Company manages short-term exposures to changing FX rates with financial market transactions, principally through the purchase of forward FX contracts to offset the earnings and cash-flow impact of the nonfunctional currency-denominated receivables. Forward FX contracts are denominated in the same currency as the receivable being hedged, and the term of the forward FX contract matches the term of the underlying receivable. The receivables being hedged arise from trade transactions and other firm commitments affecting the Company.

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

     A 68 basis-point move in the weighted average interest rates (10% of Tegal's weighted average interest rates in 2000) affecting Tegal's floating rate financial instruments as of March 31, 2000, would have an immaterial effect on Tegal's pretax results of operations over the next fiscal year.

     All of the potential changes noted above are based on sensitivity analyses performed on the Company's balances as of March 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TEGAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 12,627    $ 17,569
  Accounts receivable, less allowance for returns and
     doubtful accounts of $449 and $264.....................     6,438       4,831
  Inventory.................................................    13,261      12,226
  Prepaid expenses and other current assets.................       679       1,478
                                                              --------    --------
          Total current assets..............................    33,005      36,104
Property and equipment, net.................................     2,223       3,185
Other assets, net...........................................       345         363
                                                              --------    --------
                                                              $ 35,573    $ 39,652
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $    430    $    223
  Accounts payable..........................................     2,538       2,254
  Accrued expenses and other current liabilities............     5,044       6,329
                                                              --------    --------
          Total current liabilities.........................     8,012       8,806
Long term portion of capital lease obligations..............       130          30
                                                              --------    --------
          Total liabilities.................................     8,142       8,836
                                                              --------    --------
Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred stock; $0.01 par value; 5,000,000 shares
     authorized; none issued and outstanding................        --          --
  Common stock; $0.01 par value; 35,000,000 shares
     authorized; 12,452,744 and 10,725,650 shares issued and
     outstanding............................................       124         107
  Additional paid-in capital................................    64,699      55,635
  Accumulated other comprehensive income....................       261         156
  Accumulated deficit.......................................   (37,653)    (25,082)
                                                              --------    --------
          Total stockholders' equity........................    27,431      30,816
                                                              --------    --------
                                                              $ 35,573    $ 39,652
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED MARCH 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
Revenue.....................................................  $ 26,438    $ 29,035    $41,472
Cost of sales...............................................    17,207      20,874     24,377
                                                              --------    --------    -------
  Gross profit..............................................     9,231       8,161     17,095
                                                              --------    --------    -------
Operating expenses:
  Research and development..................................    10,061       9,594     11,048
  Sales and marketing.......................................     4,782       5,221      6,107
  General and administrative................................     7,320       8,748      6,613
                                                              --------    --------    -------
          Total operating expenses..........................    22,163      23,563     23,768
                                                              --------    --------    -------
  Operating loss............................................   (12,932)    (15,402)    (6,673)
Other income, net...........................................       361         405      1,128
                                                              --------    --------    -------
  Loss before income taxes..................................   (12,571)    (14,997)    (5,545)
Provision for income taxes..................................        --         135         --
                                                              --------    --------    -------
  Net loss..................................................  $(12,571)   $(15,132)   $(5,545)
                                                              ========    ========    =======
Net loss per share:
  Basic and diluted.........................................  $  (1.15)   $  (1.42)   $  (.54)
Shares used in per share computation:
  Basic and diluted.........................................    10,964      10,630     10,364

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     ACCUMULATED
                                                                        OTHER
                                    COMMON STOCK       ADDITIONAL   COMPREHENSIVE                     TOTAL
                                 -------------------    PAID-IN        INCOME       ACCUMULATED   STOCKHOLDERS'
                                   SHARES     AMOUNT    CAPITAL        (LOSS)         DEFICIT        EQUITY
                                 ----------   ------   ----------   -------------   -----------   -------------
Balances of March 31, 1997.....  10,279,721    $103     $54,821         $  23        $ (4,405)      $ 50,542
Common stock issued under
  option and stock purchase
  plans........................     286,317       3         356                                          359
Net loss.......................                                                        (5,545)
Cumulative translation
  adjustment...................                                          (552)
Total comprehensive loss.......                                                                       (6,097)
                                 ----------    ----     -------         -----        --------       --------
Balances at March 31, 1998.....  10,566,038     106      55,177          (529)         (9,950)        44,804
Common stock issued under
  option and stock purchase
  plans........................     159,612       1         458                                          459
Net loss.......................                                                       (15,132)
Cumulative translation
  adjustment...................                                           685
Total comprehensive loss.......                                                                      (14,447)
                                 ----------    ----     -------         -----        --------       --------
Balances at March 31, 1999.....  10,725,650     107      55,635           156         (25,082)        30,816
Common stock sold, net of
  issuance costs of $480.......   1,292,336      13       7,507                                        7,520
Common stock issued under
  option and stock purchase
  plans........................     434,758       4       1,557                                        1,561
Net loss.......................                                                       (12,571)
Cumulative translation
  adjustment...................                                           105
Total comprehensive loss.......                                                                      (12,466)
                                 ----------    ----     -------         -----        --------       --------
Balances at March 31, 2000.....  12,452,744    $124     $64,699         $ 261        $(37,653)      $ 27,431
                                 ==========    ====     =======         =====        ========       ========

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED MARCH 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
Cash flows from operating activities:
  Net loss..................................................  $(12,571)   $(15,132)   $(5,545)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Deferred income taxes................................        --         239         --
       Depreciation and amortization........................     1,559       1,904      2,299
       Allowance for doubtful accounts and sales return
          allowances........................................       185        (277)      (222)
       Changes in operating assets and liabilities:
          Accounts receivable...............................    (1,792)      2,929      5,062
          Inventory.........................................    (1,035)      2,198     (1,952)
          Prepaid expenses and other assets.................       817         756       (171)
          Accounts payable and other current liabilities....      (796)     (1,459)    (2,343)
                                                              --------    --------    -------
          Net cash used in operating activities.............   (13,633)     (8,842)    (2,872)
                                                              --------    --------    -------
Cash flows used in investing activities for the purchases of
  property and equipment....................................      (597)       (106)    (1,283)
                                                              --------    --------    -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock................     9,081         459        359
  Borrowings under (repayments of) notes payable............       207         (62)        33
  Repayment of capital lease financing......................      (105)       (224)      (348)
                                                              --------    --------    -------
          Net cash provided by financing activities.........     9,183         173         44
                                                              --------    --------    -------
Effect of exchange rates on cash and cash equivalents.......       105         684       (552)
                                                              --------    --------    -------
Net decrease in cash and cash equivalents...................    (4,942)     (8,091)    (4,663)
Cash and cash equivalents at beginning of year..............    17,569      25,660     30,323
                                                              --------    --------    -------
Cash and cash equivalents at end of year....................  $ 12,627    $ 17,569    $25,660
                                                              ========    ========    =======
Supplemental disclosures of cash paid during the year
  Interest..................................................  $    123    $     28    $    68
                                                              ========    ========    =======
  Income taxes..............................................  $    332    $     --    $    --
                                                              ========    ========    =======
Supplemental disclosure of noncash investing and financing
  activities
  Transfer of demo lab equipment between inventory and fixed
     assets.................................................  $    255    $   (249)   $   682
                                                              ========    ========    =======

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     Tegal Corporation (the "Company") designs, manufactures, markets, and services plasma etch systems used in the fabrication of integrated circuits ("ICs") and related devices in voice and data telecommunications, thin film head, small flat panel and printer head applications. Etching constitutes one of the principal IC and related device production process steps and must be performed numerous times in the production of such devices.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Accounts denominated in foreign currencies are translated using the foreign currencies as the functional currencies. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange and revenues and expenses are translated using weighted average rates. The effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as cumulative other comprehensive income, a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included as a separate component of other income (expense).

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

     At March 31, 2000 and 1999, all of the Company's investments are classified as cash equivalents on the balance sheet. The investment portfolio at March 31, 2000 and 1999 is comprised of money market funds. At March 31, 2000 and 1999, the fair value of the Company's investments approximated cost.

  Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments, including accounts receivable, approximates fair value, due to their relatively short maturity. The Company has foreign subsidiaries which operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company utilizes hedge instruments, primarily forward contracts to manage its exposure associated with firm third-party transactions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative purposes. Forward contracts are considered identifiable hedges and realized and unrealized gains and losses are deferred until settlement of the hedged items. They are recognized as other gains or losses when a hedged transaction is no longer expected to occur. Deferred gains and losses were not significant at March 31, 2000 or 1999. Foreign currency gains and losses included in other income (expense) were not significant for the years ended March 31, 2000, 1999 and 1998.

                               TEGAL CORPORATION

     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     At March 31, 2000, the Company had no forward exchange contracts. At March 31, 1999, the Company had forward exchange contracts maturing at various dates throughout fiscal 2000 to exchange 178,338 Yen into $1,427 which also represented the fair value of these instruments at March 31, 1999.

     The Company enters into foreign exchange contracts to partially hedge net accounts receivable or payable U.S. dollar positions on the books of its subsidiaries which are subject to periodic remeasurement. Gains or losses on the contracts that offset any gains or losses on the underlying balance sheet exposures are recognized as a foreign exchange gain over the term of the options. To date, foreign currency gains on foreign exchange contracts have been immaterial.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company's temporary investments are invested in money market funds. The Company's accounts receivable are derived primarily from sales to customers located in the U.S., Europe, and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of March 31, 2000, two customers accounted for approximately 34 percent and 12 percent of the accounts receivable balance. As of March 31, 1999, one customer accounted for approximately 35 percent of the accounts receivable balance.

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

  Earnings Per Share

     Basic Earnings Per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding plus any potentially dilutive securities, except when antidilutive.

  Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related

                               TEGAL CORPORATION

     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

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

  Comprehensive Income

     In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for Tegal, is attributable to foreign currency translation adjustments. Comprehensive income is shown in the statement of stockholders' equity.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 pursuant to the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB statement No. 133," which deferred the effective date of SFAS No. 133 by one year. Upon adoption of SFAS No. 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. While the Company believes the adoption of this statement will not have a significant effect on the Company's results of operations, the impact of the adoption of SFAS No. 133 as of the effective date cannot be reasonably estimated at this time.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles ("GAAP") to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the quarter beginning on April 1, 2000 and is currently evaluating its impact on its financial statements and related disclosures.

NOTE 2. BALANCE SHEET AND INCOME STATEMENT DETAIL

     Inventory consisted of:

                                                               MARCH 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Raw materials............................................  $ 2,579    $ 2,554
Work in process..........................................      633      1,590
Finished goods and spares................................   10,049      8,082
                                                           -------    -------
                                                           $13,261    $12,226
                                                           =======    =======

                               TEGAL CORPORATION

     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     Property and equipment consisted of:

                                                              MARCH 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Machinery and equipment................................  $  8,229    $  8,081
Demo lab equipment.....................................     2,795       3,050
Leasehold improvements.................................     2,998       2,976
                                                         --------    --------
                                                           14,022      14,107
Less accumulated depreciation and amortization.........   (11,799)    (10,922)
                                                         --------    --------
                                                         $  2,223    $  3,185
                                                         ========    ========

     Machinery and equipment at March 31, 2000 and 1999 includes approximately $484 and $607, respectively, of assets under leases that have been capitalized. Accumulated amortization for such equipment approximated $265 and $523, respectively.

     A summary of accrued expenses and other current liabilities follows:

                                                                 MARCH 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Accrued compensation costs..................................  $1,193   $1,340
Income taxes payable........................................     596      615
Product warranty............................................   1,188    1,355
Other.......................................................   2,067    3,019
                                                              ------   ------
                                                              $5,044   $6,329
                                                              ======   ======

     Other income, net, consisted of the following:

                                                      YEAR ENDED MARCH 31,
                                                    ------------------------
                                                    2000     1999      1998
                                                    -----    -----    ------
Interest income...................................  $ 384    $ 951    $1,329
Interest expense..................................   (132)     (28)      (68)
Foreign currency exchange gain (loss), net........     48     (549)     (138)
Other.............................................     61       31         5
                                                    -----    -----    ------
                                                    $ 361    $ 405    $1,128
                                                    =====    =====    ======

NOTE 3. EARNINGS PER SHARE

     Basic and diluted Earnings Per Share are the same for all reported periods.

                               TEGAL CORPORATION

     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     Options to purchase 3,098,733, 2,441,000 and 2,036,000 shares of common stock were outstanding at March 31, 2000, 1999, and 1998, respectively, but were not included in the computation of diluted EPS as the Company was in a loss situation and to do so would have been antidilutive.

NOTE 4. NOTES PAYABLE TO BANKS AND OTHERS

     In April 2000, the Company replaced its prior line of credit with a replacement line of credit totaling $10 million with a U.S. financial institution. No amount was outstanding under the old line of credit as of March 31, 2000 and March 31, 1999. The new line bears interest at prime plus 1.5 percent, is secured by a blanket security on all of the Company's assets, and is available until April 2003. The new line of credit restricts the declaration and payment of cash dividends and includes, among other terms and conditions, requirements that the Company maintain certain levels of tangible net worth.

     The Company's Japanese subsidiary has two lines of credit available for 300,000 Yen and 150,000 Yen (approximately $2.8 million and $1.4 million, respectively, at exchange rates prevailing as of March 31, 2000), bearing interest at 1.625 percent and 2.0 percent, in excess of Japanese prime (1.375 percent as of March 31, 2000). The lines of credit are available until June 30, 2000 and are secured by Japanese customer promissory notes provided in advance of payment. Outstanding balances on these lines in U.S. dollars as of March 31, 2000 and 1999, were $417 and $223, respectively.

NOTE 5. INCOME TAXES

     The components of loss before income taxes are as follows:

                                                   YEAR ENDED MARCH 31,
                                              -------------------------------
                                                2000       19998       1998
                                              --------    --------    -------
Domestic....................................  $(12,664)   $(14,563)   $(6,760)
Foreign.....................................        93        (434)     1,215
                                              --------    --------    -------
                                              $(12,571)   $(14,997)   $(5,545)
                                              ========    ========    =======

     The components of the provision for income taxes are as follows:

                                                      YEAR ENDED MARCH 31,
                                                     -----------------------
                                                     2000     1999     1998
                                                     -----    -----    -----
Current:
  U.S. federal.....................................  $  --    $(257)   $(939)
  State and local..................................     --       --       --
  Foreign..........................................     --      153       --
                                                     -----    -----    -----
                                                        --     (104)    (939)
                                                     -----    -----    -----
Deferred:
  U.S. federal.....................................     --      239      939
  State and local..................................     --       --       --
                                                     -----    -----    -----
                                                        --      239      939
                                                     -----    -----    -----
          Total....................................  $  --    $ 135    $  --
                                                     =====    =====    =====

                               TEGAL CORPORATION

     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     The income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

                                                    YEAR ENDED MARCH 31,
                                                -----------------------------
                                                 2000       1999       1998
                                                -------    -------    -------
Income tax provision at U.S. statutory rate...  $(4,276)   $(5,099)   $(1,885)
State taxes net of federal benefit............     (733)      (874)      (323)
Utilization of foreign losses.................       --         --       (633)
Reversal of deferred tax assets previously
  reserved....................................       --         --         --
Utilization of net operating losses and
  credits.....................................   (1,027)       638      1,621
Increase in valuation allowance...............    6,015      5,419      1,161
Other.........................................       21         51         59
                                                -------    -------    -------
  Income tax expense..........................  $    --    $   135    $    --
                                                =======    =======    =======

     The components of deferred taxes are as follows:

                                                              MARCH 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Revenue recognized for tax and deferred for book.......  $    412    $    344
Non-deductible accruals and reserves...................     3,440       2,435
Foreign net operating loss carryforward................        --         458
Domestic net operating loss carryforward...............     9,178       5,212
Credits................................................     3,128       2,101
Uniform capitalization adjustment......................       215         139
Other..................................................       523         193
                                                         --------    --------
          Total........................................    16,897      10,882
Valuation allowance....................................   (16,897)    (10,882)
                                                         ========    ========
          Net deferred tax asset.......................  $     --    $     --
                                                         ========    ========

     The Company has recorded no net deferred tax assets for the years ended March 31, 2000 and 1999, respectively. The valuation allowance increased by $6,015 and $5,419 during fiscal 2000 and 1999, respectively. The valuation allowance is primarily for net operating loss carryforwards, credits and non-deductible accruals and reserves for which realization of future benefit is uncertain.

     At March 31, 2000, the Company had federal and state operating loss carryforwards of approximately $25.5 million and $13.2 million which expire through 2020.

     At March 31, 2000, the Company also has research and experimentation credit carryforwards of $2,213 and $537 for federal and state income tax purposes, respectively, which expire through 2015.

                               TEGAL CORPORATION

     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

     The Company has several noncancelable operating leases and capital leases, primarily for general office, production, and warehouse facilities, that expire over the next five years. Future minimum lease payments under these leases are as follows:

                                                        YEAR ENDING
                                                         MARCH 31,
                                                    --------------------
                                                    CAPITAL    OPERATING
                                                    LEASES      LEASES
                                                    -------    ---------
2001..............................................     120       1,989
2002..............................................      94          83
2003..............................................      45          32
2004..............................................      --           6
2005..............................................      --          --
                                                     -----      ------
Total minimum lease payments......................     259      $2,110
                                                                ======
Less amount representing interest.................     (25)
                                                     -----
Present value of minimum lease payments...........   $ 234
                                                     -----
Less current portion..............................    (104)
                                                     -----
Long term capital lease obligation................   $ 130
                                                     =====

     The above schedule of minimum payments excludes minimum annual sublease rentals payable to the Company totaling $217 through March 31, 2001, under operating subleases. In addition, most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases was $1,926, $2,069, and $1,949 during the years ended March 31, 2000, 1999, and 1998, respectively.

NOTE 7. EMPLOYEE BENEFIT PLANS

  Equity Incentive Plan

     Pursuant to the Amended and Restated Equity Incentive Plan ("Equity Incentive Plan"), options and stock purchase rights to purchase 3,500,000 shares of common stock could be granted to management and consultants. The exercise price of options and the purchase price of stock purchase rights generally has been the fair value of the Company's common stock on the date of grant. At the date of issuance of the stock options, all options are exercisable; however the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment or consulting agreement at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. Incentive stock options are exercisable for up to 10 years from the grant date of the option. Nonqualified stock options are exercisable for up to 15 years from the grant date of the option. The Equity Incentive Plan expired in December 1999. Consequently no shares were available for issuance under the Equity Incentive Plan as of March 31, 2000.

  1990 Stock Option Plan

     Pursuant to the terms of the Company's 1990 Stock Option Plan ("Option Plan"), options and stock purchase rights to purchase 550,000 shares of common stock could be granted to employees of the Company or its affiliates. Incentive stock options are exercisable for a period of up to 10 years from the date of grant of the option and nonqualified stock options are exercisable for a period of up to 10 years and 2 days from the date of grant of the option. At the date of issuance of the stock options, all options are exercisable; however, the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment at the original exercise price for up to four years from the date the options were

                               TEGAL CORPORATION

     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

granted, with the repurchase rights ratably expiring over that period of time. The 1990 Stock Option Plan expired on March 10, 2000. Consequently no shares were available for issuance under the Option Plan as of March 31, 2000.

  1998 Equity Participation Plan

     Pursuant to the terms of the Company's Amended 1998 Equity Participation Plan ("Equity Plan"), which was authorized as a successor plan to the Company's Equity Incentive Plan and Option Plan, 900,000 shares of common stock may be granted upon the exercise of options and stock appreciation rights or upon the vesting of restricted stock awards. The exercise price of options generally will be the fair value of the Company's common stock on the date of grant. Options are generally subject to vesting at the discretion of the Compensation Committee of the Board of Directors (the "Committee"). At the discretion of the Committee, vesting may be accelerated when the fair market value of the Company's stock equals a certain price established by the Committee on the date of grant. Incentive stock options will be exercisable for up to 10 years from the grant date of the option. Non-qualified stock options will be exercisable for a maximum term to be set by the Committee upon grant. As of March 31, 2000, 122,766 shares were available for issuance under the Equity Plan.

  Directors Stock Option Plan

     Pursuant to the terms of the Amended Stock Option Plan for Outside Directors ("Directors Plan"), up to 300,000 shares of common stock may be granted to outside directors. Under the Directors Plan, each outside director who was elected or appointed to the Board on or after September 15, 1998, shall be granted an option to purchase 20,000 shares of common stock and on each secondary anniversary after the applicable election or appointment shall receive an additional option to purchase 20,000 shares, provided that such outside director continues to serve as an outside director on that date. 10,000 shares each will vest on the first and second anniversaries of the option grant date, contingent upon continued service as a director. Vesting may be accelerated, at the discretion of the Board, when the fair market value of the Company's stock equals a certain price set by the Board on the date of grant of the option. As of March 31, 2000, 100,000 shares were available for issuance under the Directors Plan.

     The following table summarizes the Company's stock option activity for the four plans described above and weighted average exercise price within each transaction type for each of the years ended March 31, 2000, 1999 and 1998 (number of shares in thousands):

                                         2000               1999               1998
                                    ---------------    ---------------    ---------------
                                    SHARES    PRICE    SHARES    PRICE    SHARES    PRICE
                                    ------    -----    ------    -----    ------    -----
Options outstanding at beginning
  of year.........................  2,532     $4.53    2,036     $5.46    1,413     $4.36
Options canceled..................    (96)     5.16     (184)     6.23     (100)     6.07
Options granted...................  1,037      3.29      742      2.15      942      6.01
Options exercised.................   (374)     3.76      (62)     1.31     (219)     0.47
                                    -----     -----    -----     -----    -----     -----
Options outstanding March 31......  3,099     $4.19    2,532     $4.53    2,036     $5.46
                                    =====     =====    =====     =====    =====     =====

     At March 31, 2000, the repurchase right associated with 1,142,981 of the options outstanding had expired.

                               TEGAL CORPORATION

     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     Significant option groups outstanding at March 31, 2000, and related weighted average exercise price of options granted for which the Company no longer has the right to repurchase and contractual life information are as follows (number of shares in thousands):

                                          OPTIONS IN WHICH
                                          UNDERLYING SHARES
                                          NO LONGER SUBJECT
                        OUTSTANDING     TO REPURCHASE RIGHTS
                      ---------------   ---------------------    REMAINING
EXERCISE PRICE RANGE  SHARES   PRICE     SHARES       PRICE     LIFE (YEARS)
--------------------  ------   ------   ---------   ---------   ------------
   $ .24 - $ .53         66    $  .49        66       $  .49        3.42
   $1.50 - $3.44      1,649      2.77       245         2.17       10.83
   $4.25 - $5.50        834      4.62       421         4.87        7.42
   $6.13 - $6.25         85      6.20        65         4.20        9.62
   $6.88 - $8.75        406      8.10       287         7.93        9.43
       $12.00            59     12.00        59        12.00        6.05
                      -----               -----
       Totals         3,099               1,143
                      =====               =====

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

     The following assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards and Employee Qualified Stock Purchase Plan ("Employee Plan"):

                                                         2000    1999    1998
                                                         ----    ----    ----
Expected life (years):
  Stock options........................................   4.0     4.0     4.0
  Employee plan........................................   0.5     0.5     0.5
Risk-free interest rate................................  5.60%   5.20%   6.16%
Volatility.............................................    95%     75%     60%
Dividend yield.........................................     0%      0%      0%

     The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted during 2000, 1999 and 1998 was $2.28, $1.27 and $2.66 per option, respectively.

  Stock Purchase Plan

     The Company has offered an Employee Plan under which rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at the beginning of a six month offering period or at the end of that six month period. Under the Employee Plan, the Company is authorized to grant options to purchase up to 500,000 shares of common stock. 60,934 common stock shares were purchased in fiscal 2000 and 97,541 common shares were purchased in fiscal 1999. Shares available for future purchase under the Employee Plan were 226,521 at March 31, 2000.

                               TEGAL CORPORATION

     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

     Compensation cost (included in pro forma net income and net income per share amounts only) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the Employee Plan was calculated using the Black-Scholes model. The weighted average estimated grant date fair value per share, as defined by SFAS 123, for rights granted under the Employee Plan for stock purchased under the Employee Plan during 2000, 1999 and 1998 were $3.31, $1.48 and $1.47, respectively.

  Pro Forma Net Income and Net Income Per Share

     Had the Company recorded compensation costs based on the estimated grant date fair value (as defined by SFAS 123) for awards granted under its stock option plans and stock purchase plan, the Company's net loss and loss per share would have been increased to the pro forma amounts below for the years ended March 31, 2000, 1999 and 1998:

                                                2000        1999       1998
                                              --------    --------    -------
Pro forma net loss..........................  $(14,785)   $(16,895)   $(6,674)
Pro forma net loss per share:
  Basic and diluted.........................  $  (1.35)   $  (1.59)   $ (0.64)

     The pro forma effect on net loss and net loss per share takes into consideration pro forma compensation related only to grants made after December 15, 1995. Consequently, the pro forma effect on net loss and net loss per share for 2000, 1999 and 1998 is not necessarily representative of the pro forma effect on net income in future years.

  Savings and Investment Plan

     The Company has established a defined contribution plan that covers substantially all U.S. employees who are regularly scheduled to work 20 or more hours per week. Employee contributions of up to four percent of each covered employee's compensation will be matched by the Company based upon a percentage to be determined annually by the Board of Directors ("Board"). Employees may contribute up to 15 percent of their compensation, not to exceed a prescribed maximum amount. The Company made contributions to the plan of $27, $27 and $31 in the years ended March 31, 2000, 1999, and 1998, respectively.

NOTE 8. STOCKHOLDER RIGHTS PLAN

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

     The following is a summary of the Company's operations:

                                                    YEARS ENDED MARCH 31,
                                                -----------------------------
                                                 2000       1999       1998
                                                -------    -------    -------
Revenues:
  Sales to customers located in:
     United States............................  $10,867    $ 8,111    $16,045
     Asia.....................................    2,095      2,669     11,110
     Europe...................................    7,498      6,657      8,667
     Japan....................................    5,978     11,598      5,650
                                                -------    -------    -------
          Total external sales................  $26,438    $29,035    $41,472
                                                =======    =======    =======

                                                              MARCH 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Identifiable assets at year-end:
  United States........................................  $ 36,905    $ 38,986
  Europe...............................................     7,130       8,405
  Japan................................................     3,956       7,623
  Consolidation eliminations...........................   (12,418)    (15,362)
                                                         --------    --------
          Total identifiable assets....................  $ 35,573    $ 39,652
                                                         ========    ========

     The Company's sales are primarily to domestic and international semiconductor manufacturers. The top five customers accounted for approximately 53 percent, 41 percent, and 41 percent of the Company's total net sales for the years ended March 31, 2000, 1999, and 1998, respectively. Three customers accounted for 16 percent, 14 percent and 10 percent of the Company's total net sales for the year ended March 31, 2000, no customer accounted for more than 10 percent of net sales for the year ended March 31, 1999, and one customer accounted for 16 percent of net sales for the year ended March 31, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Tegal Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) and (2) on page 35 present fairly, in all material respects, the financial position of Tegal Corporation and its subsidiaries at March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP

San Jose, California
April 28, 2000

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

     (1) Financial Statements

        The Company's Financial Statements and notes thereto appear on this Form 10-K according to the following Index of Consolidated Financial
        Statements:

                                                              PAGE
                                                              ----
Consolidated Balance Sheets as of March 31, 2000 and 1999...   23
Consolidated Statements of Operations for the years ended
  March 31, 2000, 1999 and 1998.............................   24
Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 2000, 1999 and 1998.................   25
Consolidated Statements of Cash Flows for the years ended
  March 31, 2000, 1999 and 1998.............................   26
Notes to Consolidated Financial Statements..................   27
Report of Independent Accountants...........................   38

     (2) Financial Statement Schedule

                                                              PAGE
                                                              ----
Schedule II -- Valuation and Qualifying Accounts............   43

        Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the consolidated financial statements or related notes.

     (3) Exhibits

         The following exhibits are referenced or included in this report:

        EXHIBIT                            DESCRIPTION
        -------                            -----------
          3.1      Certificate of Incorporation of the Registrant, as amended
                   (incorporated by reference to Exhibits 3(i).1 and 3(i).2
                   included in Registrant's Registration Statement on Form S-1
                   (File No. 33-84702) declared effective by the Securities and
                   Exchange Commission on October 18, 1995)
          3.2      By-laws of Registrant (incorporated by reference to Exhibit
                   3(ii) included in Registrant's Registration Statement on
                   Form S-1 (File No. 33-84702) declared effective by the
                   Securities and Exchange Commission on October 18, 1995)
         *4.1      Form of Certificate For Common Stock
        *10.1      Amended and Restated Equity Incentive Plan
        *10.2      1990 Stock Option Plan
        *10.4      Employee Qualified Stock Purchase Plan
         10.5      Amended and Restated Stock Option Plan for Outside Directors
                   (incorporated by reference to Appendix B to the Proxy
                   Statement for the Registrant's 1998 Annual Meeting of
                   Stockholders filed with the SEC on July 29, 1998 (Commission
                   File No. 0-26824))
         10.10     Employment Agreement between the Registrant and Stephen P.
                   DeOrnellas dated December 16, 1997 (incorporated by
                   reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed with the SEC on May 20, 1998 (Commission File No. 0-26824))
        *10.11     Lease dated August 15, 1986, as amended, between the
                   Registrant and South McDowell Investments
        *10.12     Technology License Agreement between the Registrant and
                   Motorola, Inc. dated December 19, 1989

        EXHIBIT                            DESCRIPTION
        -------                            -----------
        *10.15     Supplemental Source Code License Agreement with the
                   Registrant and Realtime Performance, Inc. dated as of
                   November 1, 1991
         10.18     Employment Agreement between Registrant and Michael L.
                   Parodi dated as of December 17, 1997 (incorporated by
                   reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed with the SEC on May 20, 1998 (Commission File No. 0-26824))
         10.19     1998 Equity Participation Plan (incorporated by reference to
                   Appendix A to the Proxy Statement for the Registrant's 1998
                   Annual Meeting of Stockholders filed with the SEC on July
                   29, 1998 (Commission File No. 0-26824))
         10.20     Security and Loan Agreement between Registrant and Coast
                   Business Credit dated as of April 14, 2000
        *21        List of Subsidiaries of the Registrant
         23.1      Consent of Independent Accountants
         24.1      Power of Attorney (included on page 37 of this Report)
         27.1      Financial Data Schedule

---------------
* Incorporated by reference to identically numbered exhibits included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995.

(b) Reports on Form 8-K.

     The following Form 8-K's were filed with the Securities and Exchange Commission during the Company's fourth Quarter ended March 31, 2000:

     On February 15, 2000, the Company filed a current report on Form 8-K under
Item 5. "Other Events" relating to the issuance and sale of up to 849,514 shares of the Company's common stock.

     On March 28, 2000, the Company filed a current report on Form 8-K under
Item 5. "Other Events" relating to the issuance and sale of up to 442,822 shares of the Company's common stock.

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

Dated: May 26, 2000

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

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                /s/ MICHAEL L. PARODI                     Chairman, President, Chief      May 26, 2000
-----------------------------------------------------   Executive Officer and Director
                  Michael L. Parodi                      (Principal Executive Officer)

                  /s/ DAVID CURTIS                          Chief Financial Officer       May 26, 2000
-----------------------------------------------------    (Principal Financial Officer)
                    David Curtis

                  /s/ KATHY PETRINI                     Corporate Controller (Principal   May 26, 2000
-----------------------------------------------------         Accounting Officer)
                    Kathy Petrini

                   /s/ FRED NAZEM                                  Director               May 26, 2000
-----------------------------------------------------
                     Fred Nazem

                 /s/ JEFFREY KRAUSS                                Director               May 26, 2000
-----------------------------------------------------
                   Jeffrey Krauss

                 /s/ THOMAS R. MIKA                                Director               May 26, 2000
-----------------------------------------------------
                   Thomas R. Mika

                /s/ EDWARD A. DOHRING                              Director               May 26, 2000
-----------------------------------------------------
                  Edward A. Dohring

                                                                     SCHEDULE II

                               TEGAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED MARCH 31, 1998, 1999, 2000
                                 (IN THOUSANDS)

                                          BALANCE AT    CHARGED TO    CHARGED                   BALANCE
                                          BEGINNING     COSTS AND     TO OTHER                  AT END
              DESCRIPTION                  OF YEAR       EXPENSES     ACCOUNTS    DEDUCTIONS    OF YEAR
              -----------                 ----------    ----------    --------    ----------    -------
Year ended March 31, 1998:
  Doubtful accounts.....................     320           154           --          (177)        297
  Sales returns and allowances..........     444           214           --          (420)        238
  Cash discounts........................      41            31           --           (65)          7
Year ended March 31, 1999:
  Doubtful accounts.....................     297            35           --          (130)        202
  Sales returns and allowances..........     238           (25)          --          (170)         43
  Cash discounts........................       7            49           --           (37)         19
Year ended March 31, 2000:
  Doubtful accounts.....................     202            93            8            51         354
  Sales returns and allowances..........      43           189           (8)         (158)         66
  Cash discounts........................      19            60           --           (50)         29

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.20      Security and Loan Agreement between Registrant and Coast
           Business Credit dated as of April 14, 2000
23.1       Consent of Independent Accountants
24.1       Power of Attorney (included on page 42)
27.1       Financial Data Schedule