Form 10-K405/A
period 2000-03-31
TEGAL CORP /DE/
filed 2000-07-28
CIK 931059

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-K/A


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


Total Pages 41                               Index to Exhibits follows page 40
================================================================================

                                TABLE OF CONTENTS


                                                                                                                          PAGE
                                                                                                                          ----
                                     PART I

Item 1.        Business..................................................................................................   3
Item 2.        Properties................................................................................................  13
Item 3.        Legal Proceedings.........................................................................................  13
Item 4.        Submission of Matters to a Vote of Security Holders.......................................................  14

                                     PART II
Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters.....................................  16
Item 6.        Selected Financial Data...................................................................................  17
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.....................  18
Item 7A.       Quantitative and Qualitative Disclosure about Market Risk.................................................  20
Item 8.        Financial Statements and Supplementary Data...............................................................  22
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................  36

                                    PART III
Item 10.       Directors and Executive Officers of the Registrant........................................................  36
Item 11.       Executive Compensation....................................................................................  36
Item 12.       Security Ownership of Certain Beneficial Owners and Management............................................  36
Item 13.       Certain Relationships and Related Transactions............................................................  36

                                     PART IV
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form8-K............................................  37
               Signatures................................................................................................  39

                                     PART I


ITEM 1. BUSINESS

        Information contained or incorporated by reference herein contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The following contains cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements. See "Risk Factors."

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

        The Company was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc. ("Motorola"). The predecessor company was founded in 1972 and acquired by Motorola in 1978. Tegal completed its initial public offering in October 1995.

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

        Growth in the semiconductor industry has been driven, in large part, by advances in semiconductor performance at a decreasing cost per function. Increasingly advanced semiconductor processing technologies allow semiconductor manufacturers to produce ICs with smaller features, thereby increasing processing speed and expanding device functionality and memory capacity. As ICs have become more complex, however, both the number and price of state of the art process tools required to manufacture ICs have increased significantly. As a result, the cost of semiconductor manufacturing equipment has become an increasingly large part of the total cost in producing advanced ICs. Today, a typical 200 millimeter wafer fab may cost as much as $1.4 to $1.6 billion, with semiconductor manufacturing equipment costs representing the majority of total fab costs.

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

Segmentation of the Etch Market

        Tegal believes that the dry etch market is becoming increasingly segmented. Certain dry etch technologies or processes are better suited for etching different types of materials (films) and, as a result, the dry etch market may be segmented according to the type of film being etched. In addition, as ICs become increasingly complex, certain etch steps required to manufacture a state of the art IC demand leading edge (or "critical") etch performance. For example, to produce a 64-megabit DRAM device, semiconductor manufacturers are required to etch certain device features at dimensions as small as 0.18 micron. Nonetheless, even in the most advanced ICs, a significant number of production steps can be performed with a significantly less demanding (or "non-critical") etch performance. As a result, Tegal believes the etch market has also begun to segment according to the required level of etch performance -- critical or non-critical.

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

        Today, the semiconductor industry is faced with the need to develop and adopt an unprecedented number of new films as conventional materials are running out of the physical properties needed to support continuing shrinks in die size and to provide improved performance. Certain of these films present unique etch production problems. For example, the use of certain new films, such as platinum, iridium and Lead Zirconium Titanate (PZT), currently being used in the development of non-volatile, ferroelectric random access memory (FRAM) devices, is presenting new challenges to semiconductor manufacturers. While these new films contribute to improved IC performance and reduced die size, their unique properties make them particularly difficult to etch and, therefore, require more advanced etch process technologies. Similarly, customers seek to achieve zero corrosion of metal etched wafers within 48 to 72 hours after completion of the etch process, regardless of the line geometries involved. The reaction byproducts of a chlorine based metal etch process tend to redeposit on the wafer and corrode when exposed to water in the atmosphere. Removal of these contaminants from the wafer is essential to prevent this corrosion.

Segmentation of the Etch Market into Critical and Non-Critical Production Steps

        Over time, the disparity in relative prices for etch systems capable of etching at non-critical versus critical dimensions has grown significantly. Tegal believes that in 1993, the cost of an eight inch wafer-capable system ranged from approximately $500,000 to $700,000. Given the relatively modest price differential among etchers, manufacturers of ICs and similar devices tended to purchase one system, (the one they believed provided the most technologically advanced solution for their particular etch requirements), to perform all their etching. In contrast, the cost today of an eight inch capable etch system ranges from approximately $500,000, for reliable, non-critical etchers, to more than $2.5 million, for advanced, state of the art critical etchers. Consequently, in periods of high equipment utilization Tegal believes it is no longer cost effective to use state of the art etchers to perform both critical and non-critical etching. When critical etching is required in the production process, Tegal believes that the leading purchasing factor for a semiconductor manufacturer will continue to be, ultimately, the product's etch performance. When non-critical etching is required in the production process, Tegal believes the leading purchasing factor for a semiconductor manufacturer will be the overall product cost, with particular emphasis on the system's sale price. In either case, however, the semiconductor manufacturer is driven to make a value-oriented purchasing decision which minimizes the overall etch system costs, while meeting the required etch process performance. Tegal believes that a well-implemented "mix and match" purchasing philosophy could allow a semiconductor manufacturer to realize significant etch system savings.

BUSINESS STRATEGY

        Tegal has a large installed base of etch equipment exceeding 1,500 systems and we believe that over the years Tegal has earned a reputation as a supplier of reliable, value-oriented etch systems. Our systems are sold throughout the world to both domestic and international customers. In fiscal 2000, approximately 59% of our revenues resulted from international sales. To support our systems sales, we maintain local service and support in every major geographic market in which we have an installed base, backed up by a spares logistics system designed to provide delivery within 24 hours anywhere in the world.

        Our objective is to build on our technical knowledge, experience and reputation in the etch industry, as well as our established sales, marketing and customer service infrastructure, to be a leading supplier of etch systems for both the critical and non-critical segments of the etch market. To meet this objective, we are is implementing a business strategy incorporating the following elements:

        - Use the performance capabilities of our 6500 series systems to generate incremental sales from the IC and related device markets for critical etch of specific applications and films where Tegal's products provide unique performance capabilities; and

        - Increase sales of our non-critical etch systems by focusing sales and marketing on specialty applications that are addressed by the Company's 900 series etchers such as voice and data telecommunications chips using gallium arsenide and other III-V materials, thin film heads, small flat panels, printer heads, and the conversion from wet to dry etch technologies.

PRODUCTS

6500 Series Products

        We offer several models of its 6500 series critical etch products configured to address film types and applications desired by the customer. Tegal introduced the 6500 series tool in 1994 and since that time has expanded the product line to address new applications. Etch applications addressed by the 6500 series system include: 1) new high K dielectrics and associated materials used in capacitors at sub-0.5 micron for FRAMs, high-density DRAM and magnetic memory (MRAM) devices, 2) shallow trench isolation used to isolate transistors driven by increased packing densities used in memory devices employing design rules at or below 0.25 micron, 3) sub-0.5 micron multi-layer metal films composed of aluminum/copper/silicon/titanium alloys, 4) sub-0.5 micron polysilicon and 5) leading edge thin film head materials. All 6500 series models offer one and two-chamber configurations. 6500 series systems typically range in price between $1.8 million and $3.0 million.

        Our 6500 series systems have been engineered to provide process flexibility and competitive throughput for wafers and substrates up to eight inches in diameter, while minimizing cost and space requirements. A dual chamber platform design allows for either parallel or integrated etch processes. The Company seeks to maximize the 6500 series systems' average throughput by incorporating a process chamber technology and system architecture designed to minimize processing down-time required for cleaning and maintenance. Each 6500 series system has a central wafer handling system with full cassette vacuum loadlocks, noncontact optical wafer alignment and a vacuum transport system. Individual process module servicing is possible without shutting down the system or other chambers. Contamination control features in the 6500 series systems include pick and place wafer handling with no moving parts above the wafer, four-level vacuum isolation from the atmosphere to the etch chamber, and individual high-throughput, turbo-pumped vacuum systems for the cassettes, wafer handling platform and each process module. These and other features of the 6500 series are designed to enable a semiconductor manufacturer to reduce wafer particle contamination to a level which we believe exceeds industry standards and to improve etch results and process flexibility.

        In addition, the our 6500 series systems incorporate a software system which has been designed and tested to minimize the risk of the system operator "crashing" the system or interrupting wafer fabrication and to be easy to use. This software system incorporates a software architecture designed to operate in multiple interface modes, including operator, maintenance engineer, process engineer and diagnostic modes. Features include icon-based touch screen menus for ease of use. In addition, the software provides a quick-response interface which allows the semiconductor manufacturer access to all necessary system information for factory automation. The system includes data archiving and remote, real time diagnostics.

900 Series Products

        Tegal introduced its 900 series family of etch systems in 1984 as a critical etch tool of that era. Over the years, we have repositioned the 900 series family as non-critical etch systems capable of performing the less-demanding etch steps required in the production of silicon-based IC devices and, more recently, as critical etch tools for new specialty devices such as gallium arsenide for high speed telecommunications devices. In 1994, we introduced an eight inch wafer capable 900 series system (capable of etching five inch to eight inch wafers) that was a scaled-up version of its three inch to six inch wafer capable non-critical etch system. The 900 series non-critical etch systems are aimed at pad, zero layer, non-selective nitride, backside, planarization and small flat panel display applications, thin film etch applications used in the manufacture of read-write heads for the disk drive industry and gallium arsenide and other III-V materials used in high-speed digital wireless telecommunications applications. Our 900 series systems typically sell for a price of $250,000 to $600,000.

        The 900 series systems incorporate a single diode process chamber on a non-loadlocked modular platform for reliability and ease of maintenance, which Tegal believes results in higher average throughput and lower operating costs. Continued improvements in both reliability and performance have enabled us to offer the 900 series systems as a solution for a broad range of applications involving line widths down to 0.8 microns.

CUSTOMERS

        We sell our systems to semiconductor and related electronic device component manufacturers throughout the world. Major customers over the last three fiscal years have included the following:


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

        Of these 16 customers, six ordered one or more systems from us in fiscal 2000. The composition of our top five customers has changed from year to year, but net system sales to our top five customers in each of fiscal 2000, 1999 and 1998 accounted for 53.1%, 66.4% and 61.2%, respectively, of our total net system sales. Motorola, Sony and SGS-Thomson Microelectronics represented 15.5%, 13.9% and 10.2%, respectively, of our net system sales in fiscal 2000. Matsushita, Seiko Epson, Fuji Film and Oki represented 17.9%, 14.8%, 14.7% and 11.8%, respectively, of our net system sales in fiscal 1999. Motorola, Samsung, Read Rite and Hyundai represented 18.2%, 12.2%, 11.2% and 10.3%, respectively, of our net system sales in fiscal 1998. Other than the above customers, no single customer represented more than 10% of our net system sales in fiscal 2000, 1999 or 1998. Although the composition of the group comprising of our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, may have a material adverse effect on us.

BACKLOG

        We schedule production of our systems based upon order backlog and customer commitments. We include in our backlog only orders for which written purchase orders have been accepted and shipment dates within the next 12 months have been assigned. As of March 31, 2000 and 1999 our order backlog was approximately $5.9 million and $2.8 million, respectively. Systems orders are subject to cancellation by the customer, but with substantial penalties other than in the case of orders for evaluation systems or for systems which have not yet incurred production costs. Orders may be subject to rescheduling with limited or no penalty. Some orders are received for systems to be shipped in the same quarter as the order is received. As a result, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

MARKETING, SALES AND SERVICE

        We sell our systems worldwide through a network of 16 direct sales representatives and five independent sales representatives in 17 sales offices located throughout the world. In the United States, we market our systems through direct sales personnel located in its Petaluma, California headquarters, two regional sales offices and through one independent sales representative. In addition, we provide field service and applications engineers out of one regional location and our Petaluma headquarters in order to ensure dedicated technical and field process support throughout the United States on short notice.

        We maintain sales, service, and process support capabilities in Japan, Taiwan, South Korea, Germany, Italy and the United Kingdom and service/support operations in Austria and China. In addition to our international direct sales and support organizations, we also market our systems through independent sales representatives in China, Israel, South Korea and Singapore and selected markets in Japan.

        International sales, which consist of export sales from the United States either directly to the end user or to one of our foreign subsidiaries, accounted for approximately 59%, 72% and 61% of total revenue for fiscal 2000, 1999 and 1998, respectively. Revenues by region for each of the last three fiscal years were as follows:


                                                  YEARS ENDED MARCH 31,
                                            -------------------------------
                                             2000        1999         1998
                                            -------     -------     -------
    United States .....................     $10,867     $ 8,111     $16,045
    Asia ..............................       2,095       2,669      11,110
    Europe ............................       7,498       6,657       8,667
    Japan .............................       5,978      11,598       5,650
                                            -------     -------     -------
         Total external sales .........     $26,438     $29,035     $41,472
                                            =======     =======     =======

        We generally sell our systems on 30-to-60 day credit terms to its domestic and European customers. Customers in Pacific Rim countries, other than Japan, are generally required to deliver a letter of credit payable in U.S. dollars upon system shipment. Sales to other international customers, including Japan, are either billed in local currency or U.S. dollars. We anticipate that international sales will continue to account for a significant portion of revenue in the foreseeable future.

        We generally warrant our new systems for 12 months and our refurbished systems for six months from shipment. Installation is included in the price of the system. Our field process engineers provide customers with call-out repair and maintenance services for a fee. Customers may also enter into repair and maintenance service contracts covering our systems. We train customers' service engineers to perform routine service for a fee and provide telephone consultation services generally free of charge.

        The sales cycles for our systems vary depending upon whether the system is an initial design-in, reorder or used equipment. Initial design-in sales cycles are typically 12 to 18 months, particularly for 6500 series systems. In contrast, reorder sales cycles are typically four to six months, and used system sales cycles are generally one to three months. The initial design-in sales cycle begins with the generation of a sales lead, which is followed by qualification of the lead, an analysis of the customer's particular applications needs and problems, one or more presentations to the customer (frequently including extensive participation by our senior management), two to three wafer sample demonstrations, followed by customer testing of the results and extensive negotiations regarding the equipment's process and reliability specifications. Initial design-in sales cycles are monitored by senior management for correct strategy approach and prioritization. We may, in some instances, need to provide the customer with an evaluation critical etch system for three to six months prior to the receipt of a firm purchase order.

RESEARCH AND DEVELOPMENT

        The market for semiconductor capital equipment is characterized by rapid technological change. We believe that continued and timely development of new systems and enhancements to existing systems is necessary for us to maintain our competitive position. Accordingly, we devote a significant portion of our personnel and financial resources to research and development programs and seeks to maintain close relationships with our customers in order to be responsive to their system needs.

        Our research and development encompasses the following areas: plasma technology, process characterization and development, material sciences applicable to the etch environment, system design and architecture, electro-mechanical design and software engineering. Management emphasizes advanced plasma and reactor chamber modeling capabilities in order to accelerate bringing advanced chamber designs to market. We employ multi-discipline teams to facilitate short engineering cycle times and rapid product development.

        As of March 31, 2000, we had 47 full-time employees dedicated to equipment design engineering, process support and research and development. Research and development expenses for fiscal 2000, 1999 and 1998 were $10.1 million, $9.6 million and $11.0 million, respectively, and represented 38.0%, 33.0% and 26.6% of total revenue, respectively. Such expenditures were used for the development of new systems and processes, continued enhancement and customization of existing systems, etching customer samples in our demonstration labs and providing process engineering support at customer sites.

MANUFACTURING

        Our etch systems are produced at our headquarters in Petaluma, California. Our manufacturing activities consist of assembling and testing components and sub-assemblies which are then integrated into finished systems. We have structured our production facility to be driven either by orders or by forecasts and have adopted a modular system architecture to increase assembly efficiency and design flexibility. We have also implemented "just-in-time" manufacturing techniques in our assembly processes. Through the use of such techniques 900 series system manufacturing cycle times take approximately 14 days and cycle times for our 6500 series products take two to three months.

COMPETITION

        The semiconductor capital equipment industry is highly competitive. We believe that the principal competitive factor in the critical segments of the etch industry is technical performance of the system, followed closely by the existence of customer relationships, the overall system price, the ability to provide service and technical support on a global basis and other related cost factors. We believe that the principal competitive factor in the non-critical segments of the etch industry is system price, followed closely by the technical performance of the system, the existence of established customer relationships, the ability to provide service and technical support on a global basis and other related cost factors.

INTELLECTUAL PROPERTY

        We hold an exclusive license to 28 United States patents, including our dual frequency tri-electrode control system, and 35 corresponding foreign patents covering various aspects of our systems. We have also applied for nine additional United States patents and 25 additional foreign patents. Of these patents, a few expire as early as 2003, others expire as late as 2017 with the average expiration occurring in approximately 2009. We believe that the duration of such patents generally exceed the life cycles of the technologies disclosed and claimed therein. We believe that although the patents we have exclusively licensed or hold directly will be of value, they will not determine our success, which depends principally upon our engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our systems or processes and manufacturing techniques and processes. In addition, other companies and inventors may receive patents that contain claims applicable to our systems and processes. The sale of our systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. We also rely on trade secrets and other proprietary technology that we seek to protect, in part, through confidentiality agreements with employees, vendors, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by others.


        The original version of the system software for our 6500 series systems were jointly developed by us and Realtime Performance, Inc., a third party software vendor. Tegal holds a perpetual, non-exclusive, nonroyalty bearing license to use and enhance this software. The enhanced version of the software currently used on our 6500 series systems has undergone multiple releases of the original software, and such enhancements were developed exclusively us. Neither the software vendor nor any other party has any right to use our current release of the system software.

EMPLOYEES

        As of March 31, 2000, we had a total of 184 employees consisting of 174 full-time permanent employees and 10 temporary or contract personnel, including 47 in engineering, research and development, 36 in manufacturing, 74 in marketing, sales and customer service and support and 27 in executive and administrative positions. Many of our employees are highly skilled, and our success will depend in part upon its ability to attract, retain and develop such employees. Skilled employees, especially employees with extensive technological backgrounds, are currently in great demand. There can be no assurance that we will be able to attract or retain the skilled employees which may be necessary to continue our research and development, manufacturing or marketing programs. The loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on us.

        None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

RISK FACTORS

The semiconductor industry is cyclical and may experience periodic downturns which may negatively affect customer demand for our products and result in losses such as those we recently experienced.

        Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and systems utilizing integrated circuits. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have had a material adverse effect on the semiconductor industry's demand for semiconductor capital equipment, including etch systems manufactured by us. The semiconductor industry experienced such a slowdown from 1996 through mid 1999. Prior semiconductor industry downturns have adversely affected our revenue, gross margins and results of operations. The most recent downturn resulted in our reporting losses for each of the past three fiscal years. In addition, the need for continued investment in research and development, substantial capital equipment requirements, and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to any such downturn or slowdown in the future. Our revenue, gross margin and results of operations may be materially adversely affected by future downturns or slowdowns in the rate of capital investment in the semiconductor industry. Moreover, although the semiconductor industry may experience growth that causes significant growth in the semiconductor capital equipment industry, there can be no assurance that such growth can be sustained or that we will be positioned to benefit from such growth.

Our competitors have greater financial resources and greater name recognition than we do and therefore may compete more successfully in the critical etch industry than we can.

        We believe that to be competitive, we will require significant financial resources in order to offer a broad range of systems, to maintain customer service and support centers worldwide and to invest in research and development. Many of our existing and potential competitors, including, among others, Applied Materials, Inc., Lam Research Corporation and Tokyo Electron Limited, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation etch and other production equipment and broader process equipment offerings as well as greater name recognition than we do. We expect our competitors to continue to improve the design and performance of their current systems and processes and to introduce new systems and processes with improved price and performance characteristics. We cannot assure you that we will be able to compete successfully in the United States or worldwide.

We depend on sales of our 6500 series systems in critical etch markets that may not fully adopt our product for production use.

        We have designed our 6500 series systems, our generation of critical etch systems, for sub-0.35 micron critical etch applications in emerging films, polysilicon and metal which we believe to be the leading edge of critical etch applications. Revenues from the sale of 6500 series systems has accounted for 22% and 19% of total revenues in fiscal 1999 and 2000, respectively. Our 6500 series systems which have been installed are currently being used primarily for research and development activities or low volume production. For the 6500 series systems to achieve full market adoption, our customers must utilize these systems for volume production.

        Because we must make new product development commitments well in advance of sales, new product decisions must anticipate both the future requirements for etch processes needed by semiconductor manufacturers and the equipment required to address such applications. There can be no assurance that the market for critical etch emerging film, polysilicon or metal etch systems will develop as quickly or to the degree we expect. Our 6500 series systems may not achieve full market adoption. In addition, the selling cycles of these new systems are typically lengthy.

        In connection with the development and production of the 6500 series, we have increased our operating expenses and are likely to invest in increased inventory levels in the future. The failure to achieve market acceptance of this generation of systems in a timely manner could result in, among other things, an increase in operating expenses and inventory obsolescence without corresponding sales, any of which could have a material adverse effect on our business, financial condition and results of operations.

        If the 6500 series does not achieve significant sales or volume production due to a lack of full customer adoption, inability to correct technical, manufacturing or other difficulties which may develop with this series, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.

Our potential customers may not adopt our products because a substantial investment is required to install and use our products.

        A substantial investment is required to install and integrate capital equipment into a semiconductor production line. We believe that once a device manufacturer has selected a particular vendor's capital equipment, that manufacturer generally relies upon that vendor's equipment for that specific production line application and, to the extent possible, subsequent generations of that vendor's systems. Accordingly, it may be extremely difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected by that customer unless there are compelling reasons to do so, such as significant performance or cost advantages. In addition, certain of our competitors may seek to sell, as an attractively priced package, etch equipment together with other process equipment, such as deposition equipment. Furthermore, some semiconductor manufacturers have already made initial buying decisions for the next generation of sub-0.35 micron etch requirements. Any failure to gain access and achieve sales to new customers will adversely affect the successful commercial adoption of our 6500 series systems and could have a material adverse effect on us.

Our quarterly operating results may continue to fluctuate.

        Our revenue and operating results have fluctuated and are likely to continue to fluctuate significantly from quarter to quarter, and there can be no assurance as to future profitability.

        Our 900 series etch systems typically sell for prices ranging between $250,000 and $600,000, while prices of our 6500 series critical etch systems typically range between $1.8 million and $3.0 million. To the extent we are successful in selling our 6500 series systems, the sale of a small number of these systems will probably account for a substantial portion of revenue in future quarters, and a transaction for a single system could have a substantial impact on revenue and gross margin for a given quarter.

        Our backlog at the beginning of each quarter does not normally include all systems sales needed to achieve planned revenue for the quarter. Consequently, we depend on obtaining orders for shipment within a particular quarter to achieve our revenue objectives for that period. Because we build a portion (typically 25-35 percent) of our systems according to forecast, the absence of significant backlog for an extended period of time could hinder our ability to plan expense, production and inventory levels, which could materially adversely affect our operating results. Furthermore, a substantial portion of our net revenue has historically been realized near the end of the quarter. Accordingly, the failure to receive anticipated orders or delays in shipments near the end of a quarter, due, for example, to unanticipated customer delays, cancellations or manufacturing difficulties, may cause quarterly net revenue to fall significantly short of our objectives, which could materially adversely affect our operating results.

        The timing of new systems and technology announcements and releases by us and others may also contribute to fluctuations in quarterly operating results, including cases in which new systems or technology offerings cause customers to defer ordering systems from our existing product lines. Our revenue and operating results may also fluctuate due to the timing and mix of systems sold, the volume of service provided and spare parts delivered in a particular quarter and changes in pricing by us, our competitors or suppliers. The impact of these and other factors on our revenue and operating results in any future periods is, and will continue to be, difficult for us to forecast.

        The need for continued investment in research and development, for capital equipment requirements and for extensive ongoing customer service and support capability worldwide result in significant fixed costs which will be difficult to reduce in the event that we do not meet our sales objectives. Our expense levels are based, in part, on expectations of future revenue. If revenue in a particular quarter does not meet expectations, fixed operating expenses will adversely affect results of operations. A variety of factors influence the level of revenue in a particular quarter. Those factors include the timing and mix of systems sales, the introduction or announcement of new systems by us or our competitors, management decisions to commence or discontinue product lines, our ability to design, introduce and manufacture new systems on a timely basis, the timing of research and development expenditures and expenses attendant to the further development of marketing, process support and service capabilities, specific economic conditions in the semiconductor industry or major global semiconductor markets, general economic conditions and exchange rate fluctuations. The impact of these and other factors on our revenue and operating results in any future periods are, and will continue to be, difficult for us to forecast.

Because technology changes rapidly, we may not be able to introduce our products in a timely enough fashion.

        The semiconductor manufacturing industry is subject to rapid technological change and new system introductions and enhancements. We believe that our future success depends on our ability to continue to enhance our existing systems and their process capabilities, and to develop and manufacture in a timely manner new systems with improved process capabilities. The industry also is subject to fundamental changes in equipment requirements, such as the prior shift from six inch wafer equipment to eight inch wafer equipment and the shift from eight inch wafer equipment to twelve inch wafer equipment which is just now beginning.

        We must manage system transitions successfully, as introductions of new systems could adversely affect sales of existing systems, including our 6500 series. There can be no assurance that we will be successful in the introduction and volume manufacture of new systems or that we will be able to develop and introduce, in a timely manner, new systems or enhancements to our existing systems and processes which satisfy customer needs or achieve market adoption. Our failure to accomplish any of the above would adversely affect our business, financial condition and results of operations. In addition, we may incur substantial unanticipated costs to ensure product functionality and reliability early in our products' life cycles. If new products have quality or reliability problems, we could experience reduced orders, delays in collecting accounts receivable, higher manufacturing costs, and additional service and warranty expenses, any of which could have a material adverse effect on our business, financial condition and operating results.

Our sales cycles are lengthy, exposing us to the risks of inventory obsolescence and fluctuations in operating results.

        Sales of our systems depend, in significant part, upon the decision of a prospective customer to add new manufacturing capacity or to expand existing manufacturing capacity, both of which typically involve a significant capital commitment. We often experience delays in finalizing system sales following initial system qualification while the customer evaluates and receives approvals for the purchase of our systems and completes a new or expanded facility. Due to these and other factors, our systems typically have a lengthy sales cycle (often 12 to 18 months in the case of critical etch systems) during which we may expend substantial funds and management effort. Lengthy sales cycles subject us to a number of significant risks, including inventory obsolescence and fluctuations in operating results over which we have little or no control.

We may not be able to protect our intellectual property or obtain licenses for third parties' intellectual property and therefore we may be exposed to liability for infringement or the risk that our operations may be adversely affected.

        Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Additionally, patent applications that we may file may not be issued and foreign intellectual property laws may not protect our intellectual property rights. There is also a risk that patents licensed by or issued to us will be challenged, invalidated or circumvented and that the rights granted thereunder will not provide competitive advantages to us. Furthermore, others may independently develop similar systems, duplicate our systems or design around the patents licensed by or issued to us.

        Although there are currently no pending claims or lawsuits by or against us regarding possible infringement claims, other than those matters disclosed under Item 3 -- Legal Proceedings, infringement claims by other third parties, or claims for indemnification resulting from infringement claims, may be asserted in the future and such assertions, if proven to be true, may materially adversely affect us. In the future, additional litigation may be necessary to enforce patents issued or exclusively licensed to us, to protect trade secrets or know-how exclusively licensed to or owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Existing litigation and any future litigation could result in substantial cost and diversion of effort by us, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our systems, any of which could have a material adverse effect on us. In addition, licenses under third parties' intellectual property rights may not be available on reasonable terms, if at all. See Item 3 -- Legal Proceedings.

Our future capital needs may exceed our ability to raise capital.

        The development, manufacture and marketing of etch systems are highly capital intensive. In order to be competitive, we must continue to make significant expenditures for, among other things, capital equipment and the manufacture of evaluation and demonstration unit inventory for our 6500 series etch systems. We believe that our existing cash balances, anticipated cash flow from operations and funds available under our existing lines of credit will satisfy our financing requirements for the next twelve months. Rapid revenue growth may require that we seek additional capital to meet our working capital needs beyond the next 12 months. Likewise, a sharp decline in future orders and revenues might have a similar effect should we be unable to reduce our expenses to the degree necessary to avoid incurring losses. To the extent that such financial resources are insufficient to fund our activities, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders.

Our customers are concentrated and therefore the loss of a significant customer may harm our business.

        Tegal's top five customers accounted for 53.1%, 66.4% and 61.2% of our systems revenues in fiscal 2000, 1999 and 1998, respectively. Three customers accounted for more than 10% of net systems sales in fiscal 2000. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor manufacturing industry, may have a material adverse effect on our business, financial condition and results of operations. Our ability to increase our sales in the future will depend, in part, upon our ability to obtain orders from new customers as well as the financial condition and success of our existing customers and the general economy, which is largely beyond our ability to control.

We are exposed to additional risks associated with international sales and operations.

        International sales accounted for 59%, 72% and 61% of total revenue for fiscal 2000, 1999 and 1998, respectively. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of the Company's systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on us.

        Sales of our systems in certain countries are billed in local currency, and we have two lines of credit denominated in Japanese Yen. We generally attempt to offset a portion of our U.S. dollar denominated balance sheet exposures subject to foreign exchange rate remeasurement each period held by our foreign subsidiaries whose books are denominated in currencies other than U.S. dollars by purchasing currency options and forward currency contracts for future delivery. There can be no assurance that our future results of operations will not be adversely affected by foreign currency fluctuations. In addition, the laws of certain countries in which our products are sold may not provide our products and intellectual property rights with the same degree of protection as the laws of the United States.

Our stockholder rights plan may deter takeover attempts.

        Under the terms of our stockholder rights plan, our Board of Directors is authorized to issue preferred stock without further stockholder approval or to exercise the anti-takeover provisions of our stockholder rights plan in the event of an unsolicited attempt to assume control over the Company. Should our Board of Directors exercise such rights, such action could have the effect of delaying, deferring or preventing a change in control of Tegal.

Our stock price is volatile and could result in a material decline in the value of your investment in Tegal.

        We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, sales of our common stock into the market place, failure to meet or changes in analysts' expectations, general conditions in the semiconductor industry or the worldwide economy, announcements of technological innovations or new products or enhancements by us or our competitors, developments in patents or other intellectual property rights, developments in our relationships with our customers and suppliers, natural disasters and outbreaks of hostilities could cause the price of our common stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Furthermore, the Securities and Exchange Commission is currently directing that semiconductor capital equipment companies revise their revenue recognition practices to record revenue upon customer acceptance rather than upon shipment or delivery of systems, as is the current prevailing practice. As currently intended, this application of Staff Accounting Bulletin (SAB) 101 will go into effect no later than the fourth fiscal quarter after a company's year end which occurs after December 15, 1999. As a result, SAB 101 will apply to our fourth quarter ending March 31, 2001. In this case, our reported revenue and earnings for the quarter ending March 31, 2001 may be less than the revenues and earnings which we would otherwise report due to timing differences between system shipment and customer acceptance. There can be no assurance that the market price of our common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

Domestic and international economic conditions may expose our business to the risk of limited demand for our products.

        Our business is subject to general economic conditions, both in the United States and abroad. A significant decline in economic conditions in any significant geographic area could have a material adverse effect on us. For example, in the last two years an economic crisis in Asia has led to weak demand for our products in certain Asian economies -- notably South Korea. Such economic events may continue to adversely affect our results of operations, and additional economic events of a similar nature could, in the future, affect demand for our products, which could have a material adverse effect on our business, financial condition and operating results.

Potential disruption of our supply of materials required to build our systems could have a negative effect on our operations and damage our customer relationships.

        Material delays have not been significant in recent years. Nevertheless, we procure certain components and sub-assemblies included in our systems from a limited group of suppliers, and occasionally from a single source supplier. In particular, we depend on MECS Corporation, a robotic equipment supplier, as the sole source for the robotic arm used in all of our 6500 series systems. We currently have no existing supply contract with MECS Corporation, and we currently purchase all robotic assemblies from MECS Corporation on a purchase order basis. Disruption or termination of certain of these sources, including our robotic sub-assembly source, could have an adverse effect on our operations. While we believe that alternative sources could be obtained and qualified to supply these components or sub-assemblies, a prolonged inability to obtain such components or sub-assemblies, receipt of defective components or sub-assemblies, as well as difficulties or delays in shifting to alternative sources, could have a material adverse effect on our operating results and could damage our relationships with our customers.

Any failure by us to comply with environmental regulations imposed on us could subject us to future liabilities.

        We are subject to a variety of governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. We believe that we are currently in compliance in all material respects with these regulations and that we have obtained all necessary environmental permits generally relating to the discharge of hazardous wastes to conduct our business. Nevertheless, our failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, alteration of our manufacturing processes, or cessation of our operations. These environmental regulations could require us to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. Any failure by us to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

        This prospectus includes or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements, which are based on assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate", "believe", "estimate", "expect", "intend", "project", or similar expressions. These forward-looking statements are subject to risks, uncertainties and assumptions about us. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this prospectus are set forth under the caption "Risk Factors" and elsewhere in this prospectus and the documents incorporated by reference in this prospectus. If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirely by the cautionary statements in this paragraph.

ITEM 2. PROPERTIES

        We maintain our headquarters, encompassing our executive office, manufacturing, engineering, research and development operations, in one leased 120,000 square foot facility in Petaluma, California. We currently occupy 90,000 square feet of this building, with the remaining portion sublet or being offered for sublet. The lease expires in March 2004. Other than certain large pieces of capital equipment leased by us, we own substantially all of the machinery and equipment used in its facilities. We believe that our existing facilities are adequate to meet our requirements for several years.

        We lease sales, service and process support space in Santa Clara, California; Manassas, Virginia; Munich, Germany; Kawasaki, Japan; Catania, Italy; Seoul, South Korea and Hsin Chu City, Taiwan.

ITEM 3. LEGAL PROCEEDINGS

        On March 17, 1998, we filed a suit in the United States District Court in the Eastern District of Virginia against Tokyo Electron Limited and several of its U.S. subsidiaries (collectively, "TEL") alleging that TEL's 65DI and 85DI IEM etch equipment infringe certain of our patents. The suit was tried to the court in May 1999, and on August 31, 1999, the court found both patents-in-suit valid, and found that TEL had willfully infringed Tegal's '223 dual-frequency triode etcher patent. The court enjoined TEL from further sales or service of its IEM etchers. In addition, the court ordered TEL to pay attorney's fees and court costs to Tegal. TEL has filed an appeal of the court's ruling. A follow-on action against TEL concerning a later generation of IEM equipment is pending in the same court. Trial is scheduled for September 11, 2000 in the follow-on action. We can not assure you of the outcome of the appeal or the follow-on action or of the effect of any such outcome on our business.

        On September 1, 1999, we filed a patent infringement action against Lam Research Corporation ("Lam"), asserting infringement of the '223 patent and a second, related patent. That suit was also filed in the Eastern District of Virginia, Richmond Division. We are seeking injunctive relief barring Lam from manufacturing, selling and supporting products that incorporate the Company's patented technology. We are further seeking enhanced damages for willful infringement of our patents. Lam filed a motion to dismiss that action for lack of jurisdiction, or in the alternative to transfer that action to the Northern District of California. On December 7, 1999, the motion to transfer was granted. The case has since been transferred to the Northern District of California. Discovery has begun in that action. We can not assure you of the outcome of that lawsuit or of the effect of any such outcome on our business.

        As is typical in the semiconductor industry, we have received notices from time to time from third parties alleging infringement claims. In July 1991, we were advised by General Signal Corporation ("GSC") that we may need a license under certain U.S. patents owned by GSC relating to "cluster tool" equipment. Our 6500 series systems are generally configured with multiple process chambers and, therefore, may be deemed "cluster tool" equipment. A number of companies which were contacted by GSC with regard to licensing these patents formed an ad-hoc committee to investigate the validity of the GSC patents. As a result of such investigation, in November 1992 the committee members, including Tegal, jointly notified GSC that they believe the subject patents are invalid and that, accordingly, no license is necessary. In the fall of 1994, GSC filed suit against Applied Materials, a non- member of the ad-hoc investigative committee, alleging infringement of such patents. We believe that GSC's dispute with Applied Materials has subsequently been settled. To date, GSC has taken no action against us in connection with the licensing of these patents. We further believe that GSC filed for bankruptcy protection and has since been dissolved. Nevertheless, we can not assure you that GSC or its successors will not take any such action in the future or, if any such action is taken, what the outcome of such action may be.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


        The following sets forth certain information regarding the executive officers of Tegal as of March 31, 2000:

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

        Michael L. Parodi joined us as Director, President and Chief Executive Officer in December 1997 and assumed the additional role of Chairman of the Board in March 1999. From 1991 to 1996, Mr. Parodi was Chairman of the Board, President and Chief Executive Officer of Semiconductor Systems, Inc. ("SSI"), a manufacturer of photolithography processing equipment sold to the semiconductor and thin film head markets until SSI was merged with FSI International ("FSI"). Mr. Parodi remained with FSI as Executive Vice President and General Manager of SSI from the time of the merger to December 1997, integrating SSI into FSI. In 1990, Mr. Parodi led the acquisition of SSI from General Signal Corporation. Prior to 1990, Mr. Parodi held various senior engineering and operations management positions with General Signal Corporation, Signetics Corporation, Raytheon Company, Fairchild Semiconductor Corporation and National Semiconductor Corporation. Mr. Parodi currently is a member of the Semiconductor Equipment and Materials International Board of Directors.

        David Curtis joined us in August 1991 as Vice President of Finance and Administration and Chief Financial Officer and from May 1995 until June 1996, he assumed the additional role of Vice President of Operations. Prior to joining the Company, Mr. Curtis served as Chief Financial Officer of AMOT Controls Corporation from 1988 until 1991. Prior to 1991, he held consulting positions with Pittiglio Rabin Todd and McGrath, an operations consulting firm specializing in implementing planning and control processes in rapidly growing technology companies and with Arthur Andersen & Co.'s systems consulting division.

        Stephen P. DeOrnellas joined us in July 1990 as Vice President of Marketing and Technology, served as Vice President of Process Technology from April 1995 until June 1996, at which time he was appointed Vice President, Technology and Corporate Development and Chief Technical Officer. From 1989 to 1990 he was Vice President of Marketing for the Wafer Inspection Systems Division of KLA Instruments Corporation ("KLA"). From 1981 to 1989 he held a variety of product development and marketing management positions, including Vice President Marketing from 1987 to 1989, Vice President of Process Engineering from 1983 to 1987, and Senior Process Engineer from 1981 to 1983, with Lam Research Corporation where he had responsibility for the development and introduction of the Lam Autoetch and Rainbow product lines.

        George B. Landreth joined us in November 1992 as Manager of Mechanical Engineering where he was responsible for directing the development of the Company's 6500 series critical etch systems platform. From June 1996 until April 1997 he served as Director of Program Development, at which time he was promoted to Vice President, Product Development. Prior to joining us, Mr. Landreth held product development engineering management and design engineering positions with KLA, Silicon Valley Group, Inc., Optoscan Corporation, Eaton Corporation, Siltec Corporation and Peterbilt Motors.

        James D. McKibben joined us in June 1996 as Vice President, Worldwide Sales. In November 1998, he assumed the additional role of Vice President, Marketing. Prior to joining us, from 1995 to 1996 and from 1988 to 1992, Mr. McKibben was Vice President, Marketing, Sales and Customer Support for MRS Technology, Inc., a lithography equipment manufacturer for flat panel displays. From 1993 to 1995, he served as Director of Marketing and Sales for SSI. From 1992 to 1993, he was Regional Manager for Kulicke and Soffa Industries, Inc., a maker of wire bonders and other back-end assembly equipment for the IC industry. Prior to 1988, Mr. McKibben held several sales and service management positions with Wild/ Lietz, Inc., GCA Corporation and J.T. Baker Chemical Company.

        Colin C. Tierney joined us in September 1998 as Vice President, Worldwide Operations and Customer Support. From 1996 to 1998, he was Vice President Operations with KLA where he led Operations through the merger with Tencor and implemented new product introduction and demand flow technology processes. From 1988 to 1996, Mr. Tierney served as Vice President, Operations with Lam Research Corporation where he led worldwide operations and facilities functions and directed projects to integrate several acquisitions. Prior to 1988, Mr. Tierney held senior operations positions with Scientific Microsystems, Inc., Ultratech Stepper, Inc. and Diablo Systems Inc., a division of Xerox Corporation.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        Since October 19, 1995, Tegal's common stock has been traded on the Nasdaq National Market System under the symbol TGAL. The following table sets forth the range of high and low sales prices for our common stock for each quarter during the prior two fiscal years.


                                                  HIGH         LOW
                                                -------      -------
            FISCAL YEAR 1999
            First Quarter ................      7            3 11/16
            Second Quarter ...............      4   5/8      1 15/16
            Third Quarter ................      3   5/8      1   3/8
            Fourth Quarter ...............      5 13/16      2 17/32

            FISCAL YEAR 2000
            First Quarter ................      3 15/16      2 7/8
            Second Quarter ...............      4   3/4      2
            Third Quarter ................      3   1/2      2
            Fourth Quarter ...............      9 11/16      5 1/2

        The approximate number of record holders of our common stock as of March 31, 2000 was 243. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future. Further, our domestic line of credit restricts the declaration and payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA


                                                                                    YEAR ENDED MARCH 31,
                                                               ---------------------------------------------------------------
                                                                 2000          1999          1998           1997        1996
                                                               --------      --------      --------      --------     --------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
            CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
              Revenue ....................................     $ 26,438      $ 29,035      $ 41,472      $ 57,423     $ 62,046
              Gross profit ...............................        9,231         8,161        17,095        25,901       28,577
              Operating income (loss) ....................      (12,932)      (15,402)       (6,673)        3,180        6,572
              Income (loss) before income taxes ..........      (12,571)      (14,997)       (5,545)        4,180        6,186
              Net income (loss) ..........................      (12,571)      (15,132)       (5,545)        3,140        5,566
              Net income (loss) per share:(1) Basic ......        (1.15)        (1.42)        (0.54)         0.31         1.14
                 Diluted .................................        (1.15)        (1.42)        (0.54)         0.29         0.64
              Shares used in per share computation:
                 Basic ...................................       10,964        10,630        10,364        10,124        4,506
                 Diluted .................................       10,964        10,630        10,364        10,764        8,760
            CONSOLIDATED BALANCE SHEET DATA:
              Cash and cash equivalents ..................     $ 12,627      $ 17,569      $ 25,660      $ 30,323     $ 23,283
              Working capital ............................       24,993        27,298        39,574        45,392       41,726
              Total assets ...............................       35,573        39,652        55,146        63,524       64,672
              Short-term notes payable to banks
               and others.................................          430           223           285           252          243
              Long-term obligations ......................          130            30           101           301          356
              Stockholders' equity .......................       27,431        30,816        44,804        50,542       47,626

------------

(1) See Note 1 of Tegal's Consolidated Financial Statements for an explanation of the computation of earnings per share.


                                                                   THREE MONTHS ENDED
                           ---------------------------------------------------------------------------------------------------
                           June 30,     Sept. 30     Dec. 31      March 31,    June 30,     Sept. 30,    Dec. 31,     March 31,
                             1998         1998         1998         1999         1999         1999         1999         2000
                           --------     --------     --------     --------     --------     --------     --------     --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
QUARTERLY FINANCIAL DATA:
Revenue ...............    $  6,484     $ 10,033     $  6,456     $  6,062     $  6,659     $  4,700     $  6,541     $  8,538
Gross profit ..........       2,383        2,712        1,814        1,252        2,157        1,536        2,181        3,357
Net loss ..............      (3,390)      (3,075)      (3,934)      (4,733)      (3,765)      (3,988)      (2,897)      (1,921)
Net loss per share ....       (0.32)       (0.29)       (0.37)       (0.44)       (0.35)       (0.37)       (0.27)       (0.17)

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

RESULTS OF OPERATIONS

        The following table sets forth certain financial data for the years indicated as a percentage of revenue:


                                                           MARCH 31,
                                                 ---------------------------
                                                 2000        1999       1998
                                                 -----      -----      -----
 Revenue ....................................    100.0%     100.0%     100.0%
 Cost of sales ..............................     65.1       71.9       58.8
                                                 -----      -----      -----
 Gross profit ...............................     34.9       28.1       41.2
                                                 -----      -----      -----
 Operating expenses:
   Research and development .................     38.0       33.0       26.6
   Sales and marketing ......................     18.1       18.0       14.7
   General and administrative ...............     27.7       30.1       16.0
                                                 -----      -----      -----
           Total operating expenses .........     83.8       81.1       57.3
                                                 -----      -----      -----
 Operating loss .............................    (48.9)     (53.0)     (16.1)
 Other income net ...........................      1.4        1.4        2.7
                                                 -----      -----      -----
 Loss before income taxes ...................    (47.5)     (51.6)     (13.4)
 Provision for income taxes .................      0.0       (0.5)       0.0
                                                 -----      -----      -----
           Net loss .........................    (47.5)%    (52.1)%    (13.4)%
                                                 =====      =====      =====

YEARS ENDED MARCH 31, 2000, 1999 AND 1998

Revenue

        Our revenue is derived from sales of new and refurbished systems, spare parts and non-warranty service. Revenue declined 9 percent in fiscal 2000 from fiscal 1999 (to $26.4 million from $29.0 million). Revenue declined 30 percent in fiscal 1999 from fiscal 1998 (to $29.0 million from $41.5 million). The revenue decline in fiscal 2000 as compared to fiscal 1999 was principally attributable to selling one less 6500 series system resulting in $1.6 million less revenue in fiscal 2000. In addition, our service revenue declined by $0.6 million in fiscal 2000 over fiscal 1999. Nevertheless, during the second half of fiscal 2000, we experienced an increase in both service and spare parts revenue which, we believe, is a consequence of customers increasing their use of our systems. The increased service revenue in the fourth quarter of fiscal 2000 was roughly equal to the average quarterly service revenue in fiscal 1999. The revenue decline in fiscal 1999 as compared to fiscal 1998 was principally attributable to a decline in the number of 900 and 6500 series etch systems sold as the semiconductor industry curtailed its capital equipment expenditures in the face of an industry slowdown. We believe that sales of its 6500 series systems were adversely affected in fiscal 1999 by the Korean financial crisis which became apparent in the fall of 1997 and began to adversely impact our sales of 6500 series systems in the fourth quarter of fiscal 1998. Our sales of spare parts and service also declined by approximately $4.2 million in fiscal 1999 over fiscal 1998, which we believe was principally due to our customers operating their Tegal equipment at a lower level of utilization during the industry slowdown.

        International sales accounted for approximately 59, 72 and 61 percent of total revenue in fiscal 2000, 1999 and 1998, respectively. We expect that international sales will continue to account for a significant portion of our revenue.

Gross Profit

        Our gross profit as a percentage of revenue (gross margin) increased to 35 percent in fiscal 2000 from 28 percent in fiscal 1999 but remained below the 41 percent in fiscal 1998. The gross margin increase in fiscal 2000 as compared to fiscal 1999 is principally due to reduced costs in service and spare parts. In the case of service, expenses in fiscal 2000 were materially less due to reduced headcount and in the case of spares, margins were improved due to a favorable mix of parts sold, other inventory related costs including reduced provisions for excess and obsolete inventory of $0.3 million. The gross margin decline in fiscal 1999 as compared to fiscal 1998 was principally attributable to spreading substantially fixed manufacturing overhead expenses over significantly fewer systems manufactured and spare parts revenue.

        Our gross profit as a percentage of revenue has been, and will continue to be, affected by a variety of factors, including the mix and average selling prices of systems sold and the costs to manufacture, service and support new product introductions and enhancements. Gross margins for our 6500 series systems are typically lower than those of our more mature 900 series systems due to the inefficiencies and lower vendor discounts associated with lower order volumes and increased service installation and warranty support.

Research and Development

        Research and development expenses consist primarily of salaries, prototype material and other costs associated with our research and product development efforts. In absolute dollars, research and development expenses increased to $10.1 million in fiscal 2000 from $9.6 million in fiscal 1999 and declined from $11.0 million in fiscal 1998. Research and development as a percentage of revenue increased to 38 percent in fiscal 2000 from 33 percent in fiscal 1999 and 27 percent in fiscal 1998, as we continued to enhance and support our new 6500 series systems in spite of the overall revenue decline in both fiscal years. The absolute dollar increase in fiscal 2000 expenses over fiscal 1999 expenses was attributable to increased spending on prototype material enhancements to the 6500 series system. The absolute dollar decrease in fiscal 1999 expenses over fiscal 1998 expenses was attributable to reduced spending on salaries and related expenses due to a reduction in headcount in September 1998. We anticipate that fiscal 2001 research and development expenses in absolute dollars will continue at or decline slightly from fiscal 2000 levels to permit us to support new process applications at our 6500 series customer installations and to further enhance the 6500 series product line, while permitting research and development expenses as a percentage of sales to decline to a more sustainable ratio.

Sales and Marketing

        Sales and marketing expenses primarily consist of salaries, commissions, trade show promotion and advertising expenses. In absolute dollars, sales and marketing expenses declined to $4.8 million in fiscal 2000 from $5.2 million in fiscal 1999 and $6.1 million in fiscal 1998. As a percentage of revenue, sales and marketing expenses remained at 18 percent in fiscal 2000 and fiscal 1999 and increased from 15 percent in fiscal 1998. The absolute dollar declines in sales and marketing expenses in fiscal 2000 versus fiscal 1999 and in fiscal 1999 versus fiscal 1998 were principally due to declines in systems sales volumes, resulting in lower commission spending and to reduced spending on advertising. We expect to increase slightly our absolute dollar spending on sales and marketing in fiscal 2001 for higher commission expenses on an anticipated increase in systems sales.

General and Administrative

        General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities. General and administrative expenses in absolute dollars decreased to $7.3 million in fiscal 2000 from $8.7 million in fiscal 1999 and increased from $6.6 million in fiscal 1998. As a percentage of revenues, general and administrative expenses declined to 28 percent in fiscal 2000 from 30 percent in fiscal 1999 and increased from 16 percent in fiscal 1998. The absolute dollar decrease in general and administrative expenses in fiscal 2000 over fiscal 1999 was primarily attributable to a $1.1 million decline in litigation-related expenses in fiscal 2000. The increase in fiscal 1999 over fiscal 1998 was attributable to our incurring an additional $2.7 million in legal fees and expenses in connection with our patent disputes with TEL during fiscal 1999. We anticipate that our general and administrative expenses for fiscal 2001 will be somewhat lower than fiscal 2000 spending due primarily to anticipated reductions in legal costs associated with our intellectual property after the first half of fiscal 2001.

Other Income, Net

        Other income, net, consists principally of interest income, interest expense, gains and losses on foreign exchange and the sale of fixed assets. We recorded net non-operating income of $0.4 million, $0.4 million and $1.1 million in fiscal 2000, 1999 and 1998, respectively. In all three years, net non-operating income was primarily attributable to interest income on outstanding cash balances.

Provision for Income Taxes

        Our effective tax rate was zero percent, in fiscal 2000, 1999 and 1998. We incurred net losses before taxes in all three years and therefore recorded no tax provision in fiscal 2000 and 1998 and recorded a tax provision of $0.1 million in fiscal 1999 associated with our operations in Japan.

Liquidity and Capital Resources

        For fiscal 2000, 1999 and 1998, we financed our operations from available cash balances.

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

        Net cash provided by financing activities totaled $9.2 million for fiscal 2000, due principally to proceeds from the sale of 1.3 million shares of our common stock and from the exercise of employee stock options and employee participation in our stock purchase plan. Net cash provided by financing activities for fiscal 1999 and 1998 were immaterial.

        As of March 31, 2000, we had approximately $12.6 million of cash and cash equivalents. In addition to cash and cash equivalents, our other principal sources of liquidity consisted of unused portions of several bank borrowing facilities. As of March 31, 2000, we had available $5.6 million of unused domestic credit line availability with no borrowings against that line. The domestic credit line bore interest at prime plus 1.5 percent, or 10.5% as of March 31, 2000. In April 2000, we replaced our prior domestic line of credit with a new line of credit with a maximum borrowing capacity of $10 million secured by substantially all of our assets. The new facility will be available until April 2003 and bears interest at prime plus 1.5 percent. In addition to the foregoing facility, as of March 31, 2000, our Japanese subsidiary had available two lines of credit available for a total of 406 million Yen (approximately $3.8 million at exchange rates prevailing on March 31, 2000) unused portion of two Japanese bank lines of credit totaling 450 million Yen (approximately $4.3 million at exchange rates prevailing on March 31, 2000) secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.375 percent as of March 31, 2000) plus 0.25 percent and 0.375 percent, respectively.

        We believe that anticipated cash flow from operations, funds available under our lines of credit and existing cash and cash equivalent balances will be sufficient to meet our cash requirements for the next twelve months. Rapid revenue growth may require that we seek additional equity or debt capital to meet our working capital needs beyond the next 12 months. See Item 1 -- Business -- Risk Factors -- Our future capital needs may exceed our ability to raise capital.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk Disclosure

        We are exposed to financial market risks, including changes in foreign currency exchange ("FX") rates and interest rates. To mitigate the risks associated with FX rates, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

        We manufacture the majority of our products in the US; however, we service customers worldwide and thus have a cost base that is diversified over a number of European and Asian currencies as well as the US dollar. This diverse base of local currency costs serves to mitigate partially the earnings effect of potential changes in value of our local currency denominated revenue. Additionally, we denominate our export sales in US dollars, whenever possible.

        We manage short-term exposures to changing FX rates with financial market transactions, principally through the purchase of forward FX contracts to offset the earnings and cash-flow impact of the nonfunctional currency-denominated receivables. Forward FX contracts are denominated in the same currency as the receivable being hedged, and the term of the forward FX contract matches the term of the underlying receivable. The receivables being hedged arise from trade transactions and other firm commitments affecting us.

        We do not hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in FX rates on our operations. Accordingly, our reported revenue and results of operations have been, and may in the future, be affected by changes in the FX rates. We have utilized a sensitivity analysis for the purpose of identifying its market risk, in relation to underlying transactions that are sensitive to FX rates including foreign currency forward exchange contracts and nonfunctional currency denominated receivables. The net amount that is exposed to changes in foreign currency rates was evaluated against a 10% change in the value of the foreign currency versus the US dollar. Based on this analysis, we believe that we are not materially sensitive to changes in foreign currency rates on our net exposed FX position.

        A 68 basis-point move in the weighted average interest rates (10% of Tegal's weighted average interest rates in 2000) affecting our floating rate financial instruments as of March 31, 2000, would have an immaterial effect on Tegal's pretax results of operations over the next fiscal year.

        All of the potential changes noted above are based on sensitivity analyses performed on our balances as of March 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TEGAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS



                                                                                         MARCH 31,
                                                                                   ---------------------
                                                                                     2000          1999
                                                                                   --------     --------
Current assets:
  Cash and cash equivalents ...................................................    $ 12,627     $ 17,569
  Accounts receivable, less allowance for returns and doubtful accounts of $449
    and $264 ..................................................................       6,438        4,831
  Inventory ...................................................................      13,261       12,226
  Prepaid expenses and other current assets ...................................         679        1,478
                                                                                   --------     --------
          Total current assets ................................................      33,005       36,104
Property and equipment, net ...................................................       2,223        3,185
Other assets, net .............................................................         345          363
                                                                                   --------     --------
                                                                                   $ 35,573     $ 39,652
                                                                                   ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable ...............................................................    $    430     $    223
  Accounts payable ............................................................       2,538        2,254
  Accrued expenses and other current liabilities ..............................       5,044        6,329
                                                                                   --------     --------
          Total current liabilities ...........................................       8,012        8,806
Long term portion of capital lease obligations ................................         130           30
                                                                                   --------     --------
          Total liabilities ...................................................       8,142        8,836
                                                                                   --------     --------
Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred stock; $0.01 par value; 5,000,000 shares
     authorized; none issued and outstanding ..................................          --           --
  Common stock; $0.01 par value; 35,000,000 shares authorized; 12,452,744 and
     10,725,650 shares issued and outstanding .................................         124          107
  Additional paid-in capital ..................................................      64,699       55,635
  Accumulated other comprehensive income ......................................         261          156
  Accumulated deficit .........................................................     (37,653)     (25,082)
                                                                                   --------     --------
          Total stockholders' equity ..........................................      27,431       30,816
                                                                                   --------     --------
                                                                                   $ 35,573     $ 39,652
                                                                                   ========     ========


          See accompanying notes to consolidated financial statements.

                                TEGAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                          YEAR ENDED MARCH 31,
                                                   ----------------------------------
                                                     2000         1999         1998
                                                   --------     --------     --------
Revenue .......................................    $ 26,438     $ 29,035     $ 41,472
Cost of sales .................................      17,207       20,874       24,377
                                                   --------     --------     --------
  Gross profit ................................       9,231        8,161       17,095
                                                   --------     --------     --------
Operating expenses:
  Research and development ....................      10,061        9,594       11,048
  Sales and marketing .........................       4,782        5,221        6,107
  General and administrative ..................       7,320        8,748        6,613
                                                   --------     --------     --------
          Total operating expenses ............      22,163       23,563       23,768
                                                   --------     --------     --------
  Operating loss ..............................     (12,932)     (15,402)      (6,673)
Other income, net .............................         361          405        1,128
                                                   --------     --------     --------
  Loss before income taxes ....................     (12,571)     (14,997)      (5,545)
Provision for income taxes ....................          --          135           --
                                                   --------     --------     --------
  Net loss ....................................    $(12,571)    $(15,132)    $ (5,545)
                                                   ========     ========     ========
Net loss per share:
  Basic and diluted ...........................    $  (1.15)    $  (1.42)    $   (.54)
Shares used in per share computation:
  Basic and diluted ...........................      10,964       10,630       10,364



          See accompanying notes to consolidated financial statements.

                                TEGAL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                      ACCUMULATED
                                                                                         OTHER
                                                  COMMON STOCK          ADDITIONAL   COMPREHENSIVE                    TOTAL
                                           --------------------------     PAID-IN        INCOME      ACCUMULATED    STOCKHOLDERS'
                                             SHARES          AMOUNT       CAPITAL        (LOSS)        DEFICIT         EQUITY
                                           -----------    -----------   -----------  -------------   -----------    -------------
Balances of March 31, 1997 .............    10,279,721    $       103   $    54,821   $        23    $    (4,405)   $    50,542
Common stock issued under option and
  stock purchase plans .................       286,317              3           356                                         359
Net loss ...............................                                                                  (5,545)
Cumulative translation adjustment ......                                                     (552)
Total comprehensive loss ...............                                                                                 (6,097)
                                           -----------    -----------   -----------   -----------    -----------    -----------
Balances at March 31, 1998 .............    10,566,038            106        55,177          (529)        (9,950)        44,804
Common stock issued under option and
  stock purchase plans .................       159,612              1           458                                         459
Net loss ...............................                                                                 (15,132)
Cumulative translation adjustment ......                                                      685
Total comprehensive loss ...............                                                                                (14,447)
                                           -----------    -----------   -----------   -----------    -----------    -----------
Balances at March 31, 1999 .............    10,725,650            107        55,635           156        (25,082)        30,816
Common stock sold, net of issuance
  costs of $480 ........................     1,292,336             13         7,507                                       7,520
Common stock issued under option and
stock purchase plans ...................       434,758              4         1,557                                       1,561
Net loss ...............................                                                                 (12,571)
Cumulative translation adjustment ......                                                      105
Total comprehensive loss ...............                                                                                (12,466)
                                           -----------    -----------   -----------   -----------    -----------    -----------
Balances at March 31, 2000 .............    12,452,744    $       124   $    64,699   $       261    $   (37,653)   $    27,431
                                           ===========    ===========   ===========   ===========    ===========    ===========



          See accompanying notes to consolidated financial statements.

                                TEGAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    YEAR ENDED MARCH 31,
                                                                              --------------------------------
                                                                                2000        1999        1998
                                                                              --------    --------    --------
Cash flows from operating activities:
  Net loss ................................................................   $(12,571)   $(15,132)   $ (5,545)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Deferred income taxes ..............................................         --         239          --
       Depreciation and amortization ......................................      1,559       1,904       2,299
       Allowance for doubtful accounts and sales return
          allowances ......................................................        185        (277)       (222)
       Changes in operating assets and liabilities:
          Accounts receivable .............................................     (1,545)      4,763       3,663
          Inventory .......................................................     (1,067)      1,963      (1,773)
          Prepaid expenses and other assets ...............................        872       1,168        (485)
          Accounts payable and other current liabilities ..................       (979)     (2,817)     (1,307)
                                                                              --------    --------    --------
          Net cash used in operating activities ...........................    (13,546)     (8,189)     (3,370)
                                                                              --------    --------    --------
Cash flows used in investing activities for the purchases of
  property and equipment ..................................................       (597)       (106)     (1,283)
                                                                              --------    --------    --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock ..............................      9,081         460         359
  Borrowings under notes payable ..........................................      9,264       2,164       3,516
  Repayment of notes payable ..............................................     (9,057)     (2,226)     (3,483)
  Repayment of capital lease financing ....................................       (105)       (224)       (348)
                                                                              --------    --------    --------
          Net cash provided by financing activities .......................      9,183         174          44
                                                                              --------    --------    --------
Effect of exchange rates on cash and cash equivalents .....................         18          30         (54)
                                                                              --------    --------    --------
Net decrease in cash and cash equivalents .................................     (4,942)     (8,091)     (4,663)
Cash and cash equivalents at beginning of year ............................     17,569      25,660      30,323
                                                                              --------    --------    --------
Cash and cash equivalents at end of year ..................................   $ 12,627    $ 17,569    $ 25,660
                                                                              ========    ========    ========
Supplemental disclosures of cash paid during the year Interest ............   $    123    $     28    $     68
                                                                              ========    ========    ========
  Income taxes ............................................................   $    332    $     --    $     --
                                                                              ========    ========    ========
Supplemental disclosure of noncash investing and financing
  activities Transfer of demo lab equipment between inventory and
  fixed assets ............................................................   $    255    $   (249)   $    682
                                                                              ========    ========    ========


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

Revenue Recognition

        Systems and spares revenue is recognized when title passes to the customer. A provision for installation costs and estimated future warranty costs is recorded at the time revenue is recognized. Service revenue is recognized as the related services are provided, unless services are paid for in advance according to service contracts, in which case revenue is deferred and recognized over the service period using the straight-line method.

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

NOTE 2. BALANCE SHEET AND INCOME STATEMENT DETAIL

        Inventory consisted of:


                                                  MARCH 31,
                                             -----------------
                                               2000      1999
                                             -------   -------
                 Raw materials ...........   $ 2,579   $ 2,554
                 Work in process .........       633     1,590
                 Finished goods and
                  spares..................    10,049     8,082
                                             -------   -------
                                             $13,261   $12,226
                                             =======   =======

        Property and equipment consisted of:


                                                                            MARCH 31,
                                                                       --------------------
                                                                         2000        1999
                                                                       --------    --------
            Machinery and equipment ................................   $  8,229    $  8,081
            Demo lab equipment .....................................      2,795       3,050
            Leasehold improvements .................................      2,998       2,976
                                                                       --------    --------
                                                                         14,022      14,107
            Less accumulated depreciation and amortization .........    (11,799)    (10,922)
                                                                       --------    --------
                                                                       $  2,223    $  3,185
                                                                       ========    ========

        Machinery and equipment at March 31, 2000 and 1999 includes approximately $484 and $607, respectively, of assets under leases that have been capitalized. Accumulated amortization for such equipment approximated $265 and $523, respectively.

        A summary of accrued expenses and other current liabilities follows:


                                                       MARCH 31,
                                                   ---------------
                                                    2000      1999
                                                   ------   ------
            Accrued compensation costs .........   $1,193   $1,340
            Income taxes payable ...............      596      615
            Product warranty ...................    1,188    1,355
            Other ..............................    2,067    3,019
                                                   ------   ------
                                                   $5,044   $6,329
                                                   ======   ======

        Other income, net, consisted of the following:


                                                                         YEAR ENDED MARCH 31,
                                                                   -----------------------------
                                                                     2000       1999       1998
                                                                   -------    -------    -------
            Interest income ....................................   $   384    $   951    $ 1,329
            Interest expense ...................................      (132)       (28)       (68)
            Foreign currency exchange gain (loss), net .........        48       (549)      (138)
            Other ..............................................        61         31          5
                                                                   -------    -------    -------
                                                                   $   361    $   405    $ 1,128
                                                                   =======    =======    =======

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

NOTE 5. INCOME TAXES

        The components of loss before income taxes are as follows:


                                                 YEAR ENDED MARCH 31,
                                           --------------------------------
                                             2000        19998       1998
                                           --------    --------    --------
            Domestic ...................   $(12,664)   $(14,563)   $ (6,760)
            Foreign ....................         93        (434)      1,215
                                           --------    --------    --------
                                           $(12,571)   $(14,997)   $ (5,545)
                                           ========    ========    ========

        The components of the provision for income taxes are as follows:



                                               YEAR ENDED MARCH 31,
                                             -----------------------
                                              2000     1999     1998
                                             -----    -----    -----
            Current:
              U.S. federal ...............   $  --    $(257)   $(939)
              State and local ............      --       --       --
              Foreign ....................      --      153       --
                                             -----    -----    -----
                                                --     (104)    (939)
                                             -----    -----    -----
            Deferred:
              U.S. federal ...............      --      239      939
              State and local ............      --       --       --
                                             -----    -----    -----
                                                --      239      939
                                             -----    -----    -----
                      Total ..............   $  --    $ 135    $  --
                                             =====    =====    =====

        The income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:


                                                                                YEAR ENDED MARCH 31,
                                                                            -----------------------------
                                                                              2000       1999      1998
                                                                            -------    -------    -------
            Income tax provision at U.S. statutory rate .................   $(4,276)   $(5,099)   $(1,885)
            State taxes net of federal benefit ..........................      (733)      (874)      (323)
            Utilization of foreign losses ...............................        --         --       (633)
            Reversal of deferred tax assets previously reserved .........        --         --         --
            Utilization of net operating losses and credits .............    (1,027)       638      1,621
            Increase in valuation allowance .............................     6,015      5,419      1,161
            Other .......................................................        21         51         59
                                                                            -------    -------    -------
              Income tax expense ........................................   $    --    $   135    $    --
                                                                            =======    =======    =======


      The components of deferred taxes are as follows:


                                                                              MARCH 31,
                                                                         --------------------
                                                                           2000        1999
                                                                         --------    --------
            Revenue recognized for tax and deferred for book .........   $    412    $    344
            Non-deductible accruals and reserves .....................      3,440       2,435
            Foreign net operating loss carryforward ..................         --         458
            Domestic net operating loss carryforward .................      9,178       5,212
            Credits ..................................................      3,128       2,101
            Uniform capitalization adjustment ........................        215         139
            Other ....................................................        523         193
                                                                         --------    --------
                      Total ..........................................     16,897      10,882
            Valuation allowance ......................................    (16,897)    (10,882)
                                                                         ========    ========
                      Net deferred tax asset .........................   $     --    $     --
                                                                         ========    ========

        The Company has recorded no net deferred tax assets for the years ended March 31, 2000 and 1999, respectively. The valuation allowance increased by $6,015 and $5,419 during fiscal 2000 and 1999, respectively. A full valuation allowance was established to offset the Company's deferred tax assets due to management's determination that, as of March 31, 2000, it is more likely than not that such deferred tax assets will not be realized.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

        The Company has several noncancelable operating leases and capital leases, primarily for general office, production, and warehouse facilities, that expire over the next five years. Future minimum lease payments under these leases are as follows:


                                                                               YEAR ENDING
                                                                                 MARCH 31,
                                                                         --------------------------
                                                                         CAPITAL          OPERATING
                                                                         LEASES             LEASES
                                                                         -------          ---------
            2001 ............................................               120              1,989
            2002 ............................................                94                 83
            2003 ............................................                45                 32
            2004 ............................................                --                  6
            2005 ............................................                --                 --
                                                                         ------             ------
            Total minimum lease payments ....................               259             $2,110
                                                                                            ======
            Less amount representing interest ...............               (25)
                                                                         ------
            Present value of minimum lease payments .........            $  234
                                                                         ------
            Less current portion ............................              (104)
                                                                         ------
            Long term capital lease obligation ..............            $  130
                                                                         ======

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

        The following table summarizes the Company's stock option activity for the four plans described above and weighted average exercise price within each transaction type for each of the years ended March 31, 2000, 1999 and 1998 (number of shares in thousands):


                                                                     2000                   1999                   1998
                                                              ------------------     ------------------     ------------------
                                                              SHARES       PRICE     SHARES       PRICE     SHARES       PRICE
            Options outstanding at beginning of year ....      2,532      $ 4.53      2,036      $ 5.46      1,413      $ 4.36
            Options canceled ............................        (96)       5.16       (184)       6.23       (100)       6.07
            Options granted .............................      1,037        3.29        742        2.15        942        6.01
            Options exercised ...........................       (374)       3.76        (62)       1.31       (219)       0.47
                                                              ------      ------     ------      ------     ------      ------
            Options outstanding March 31 ................      3,099      $ 4.19      2,532      $ 4.53      2,036      $ 5.46
                                                              ======      ======     ======      ======     ======      ======

        At March 31, 2000, the repurchase right associated with 1,142,981 of the options outstanding had expired.

        Significant option groups outstanding at March 31, 2000, and related weighted average exercise price of options granted for which the Company no longer has the right to repurchase and contractual life information are as follows (number of shares in thousands):


                                                                               OPTIONS IN WHICH
                                                                               UNDERLYING SHARES
                                                                               NO LONGER SUBJECT
                                            OUTSTANDING                       TO REPURCHASE RIGHTS
                                       -----------------------              -------------------------              REMAINING
         EXERCISE PRICE RANGE          SHARES          PRICE                SHARES            PRICE               LIFE (YEARS)
         --------------------          ------        ---------              ------          ---------             ------------
            $ .24 -- $ .53                66         $     .49                66            $     .49                 3.42
            $1.50 -- $3.44             1,649              2.77               245                 2.17                10.83
            $4.25 -- $5.50               834              4.62               421                 4.87                 7.42
            $6.13 -- $6.25                85              6.20                65                 4.20                 9.62
            $6.88 -- $8.75               406              8.10               287                 7.93                 9.43
                $12.00                    59             12.00                59                12.00                 6.05
                                       -----                               -----
                Totals                 3,099                               1,143
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

        The following assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards and Employee Qualified Stock Purchase Plan ("Employee Plan"):


                                                       2000           1999           1998
                                                       ----           ----           ----
            Expected life (years):
              Stock options .................           4.0            4.0            4.0
              Employee plan .................           0.5            0.5            0.5
            Risk-free interest rate .........          5.60%          5.20%          6.16%
            Volatility ......................            95%            75%            60%
            Dividend yield ..................             0%             0%             0%

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

Pro Forma Net Income and Net Income Per Share

        Had the Company recorded compensation costs based on the estimated grant date fair value (as defined by SFAS 123) for awards granted under its stock option plans and stock purchase plan, the Company's net loss and loss per share would have been increased to the pro forma amounts below for the years ended March 31, 2000, 1999 and 1998:


                                                               2000                1999                 1998
                                                            ----------          ----------          ----------
            Pro forma net loss ....................         $  (14,785)         $  (16,895)         $   (6,674)
            Pro forma net loss per share:
              Basic and diluted ...................         $    (1.35)         $    (1.59)         $    (0.64)

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

The following is a summary of the Company's operations:


                                                                       YEARS ENDED MARCH 31,
                                                               ---------------------------------------
                                                                 2000           1999             1998
                                                               -------         -------         -------
            Revenues:
              Sales to customers located in:
                 United States .......................         $10,867         $ 8,111         $16,045
                 Asia ................................           2,095           2,669          11,110
                 Europe ..............................           7,498           6,657           8,667
                 Japan ...............................           5,978          11,598           5,650
                                                               -------         -------         -------
                      Total external sales ...........         $26,438         $29,035         $41,472
                                                               =======         =======         =======

                                                                          MARCH 31,
                                                                  --------------------------
                                                                    2000              1999
                                                                  --------          --------
            Identifiable assets at year-end:
              United States .............................         $ 36,905          $ 38,986
              Europe ....................................            7,130             8,405
              Japan .....................................            3,956             7,623
              Consolidation eliminations ................          (12,418)          (15,362)
                                                                  --------          --------
                      Total identifiable assets .........         $ 35,573          $ 39,652
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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Tegal Corporation

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tegal Corporation and its subsidiaries at March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


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

        The information required by this Item relating to the Company's executive officers is included under the caption "Executive Officers of the Registrant" in Part I, Item 4, of this Form 10-K/A Report.

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

        PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this Form 10-K/A:

(1)     Financial Statements

        The Company's Financial Statements and notes thereto appear on this Form 10-K/A according to the following Index of Consolidated Financial
        Statements:


                                                                                       PAGE
                                                                                       ----
            Consolidated Balance Sheets as of March 31, 2000 and 1999 .........         22
            Consolidated Statements of Operations for the years ended
              March 31, 2000, 1999 and 1998 ...................................         23
            Consolidated Statements of Stockholders' Equity for the
              years ended March 31, 2000, 1999 and 1998 .......................         24
            Consolidated Statements of Cash Flows for the years ended
              March 31, 2000, 1999 and 1998 ...................................         25
            Notes to Consolidated Financial Statements ........................         26
            Report of Independent Accountants .................................         35

(2)     Financial Statement Schedule

                                                                              PAGE
                                                                              ----
            Schedule II -- Valuation and Qualifying Accounts .........         40

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

      **10.20      Security and Loan Agreement between Registrant and Coast
                   Business Credit dated as of April 14, 2000

       *21         List of Subsidiaries of the Registrant

        23.1       Consent of Independent Accountants

      **24.1     Power of Attorney

      **27.1     Financial Data Schedule


------------

* Incorporated by reference to identically numbered exhibits included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995.

**      Previously filed.

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


                            TEGAL CORPORATION

                            By:        /s/ MICHAEL L. PARODI
                               ------------------------------------------------
                                          Michael L. Parodi
                                Chairman, President & Chief Executive Officer

Dated: July 28, 2000


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



                 SIGNATURE                                               TITLE                                         DATE
                 ---------                                               -----                                         ----
           /s/ MICHAEL L. PARODI                        Chairman, President, Chief Executive Officer and           July 28, 2000
---------------------------------------------           Director (Principal Executive Officer)
              Michael L. Parodi


            /s/ DAVID CURTIS *                          Chief Financial Officer                                    July 28, 2000
---------------------------------------------           (Principal Financial Officer)
                David Curtis


            /s/ KATHY PETRINI *                         Corporate Controller                                       July 28, 2000
---------------------------------------------
                Kathy Petrini                           (Principal Accounting Officer)


             /s/ FRED NAZEM *                           Director                                                   July 28, 2000
---------------------------------------------
                 Fred Nazem


           /s/ JEFFREY KRAUSS *                         Director                                                   July 28, 2000
---------------------------------------------
               Jeffrey Krauss


           /s/ THOMAS R. MIKA *                         Director                                                   July 28, 2000
---------------------------------------------
               Thomas R. Mika


          /s/ EDWARD A. DOHRING *                       Director                                                   July 28, 2000
---------------------------------------------
              Edward A. Dohring


       * By:    /s/ MICHAEL L. PARODI                                                                              July 28, 2000
---------------------------------------------
              Attorney-in-fact

                                                                     SCHEDULE II

                                TEGAL CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED MARCH 31, 1998, 1999, 2000
                                 (IN THOUSANDS)


                                             BALANCE AT     CHARGED TO        CHARGED                        BALANCE
                                             BEGINNING      COSTS AND        TO OTHER                         AT END
DESCRIPTION                                   OF YEAR        EXPENSES        ACCOUNTS       DEDUCTIONS       OF YEAR
-----------                                  ---------      ----------       --------       ----------       -------
Year ended March 31, 1998:
  Doubtful accounts ....................       320             154               --             (177)          297
  Sales returns and allowances .........       444             214               --             (420)          238
  Cash discounts .......................        41              31               --              (65)            7
Year ended March 31, 1999:
  Doubtful accounts ....................       297              35               --             (130)          202
  Sales returns and allowances .........       238             (25)              --             (170)           43
  Cash discounts .......................         7              49               --              (37)           19
Year ended March 31, 2000:
  Doubtful accounts ....................       202              93                8               51           354
  Sales returns and allowances .........        43             189               (8)            (158)           66
  Cash discounts .......................        19              60               --              (50)           29

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
------                        ----------------------
  23.1            Consent of Independent Accountants