Form 10-Q
period 2000-06-30
TEGAL CORP /DE/
filed 2000-07-31
CIK 931059

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-26824

                                ----------------

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

                                ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of July 14, 2000, there were 12,488,199 shares of the registrant's Common Stock outstanding.

================================================================================

                       TEGAL CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                         PAGE
                                                                                                         ----
                                        PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            Condensed Consolidated Statements of Operations -- for the three months ended
              June 30, 2000............................................................................    3
            Condensed Consolidated Balance Sheets, as of June 30, 2000 and March 31, 2000..............    4
            Condensed Consolidated Statements of Cash Flows -- for the three months ended
              June 30, 2000............................................................................    5
            Notes to Condensed Consolidated Financial Statements.......................................    6
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......    7
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................    9

                                         PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS..........................................................................   10
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................   10
ITEM 5.     RISK FACTORS...............................................................................   10
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...........................................................   15
SIGNATURES............................................................................................    16

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEGAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    THREE MONTHS ENDED
                                                        JUNE 30,
                                                 -----------------------
                                                   2000           1999
                                                 --------       --------
Revenue ...................................      $  7,684       $  6,659
Cost of sales .............................         4,438          4,502
                                                 --------       --------
     Gross profit .........................         3,246          2,157
                                                 --------       --------
Operating expenses:
  Research and development ................         2,468          2,628
  Sales and marketing .....................         1,219          1,198
  General and administrative ..............         1,922          2,301
                                                 --------       --------
          Total operating expenses ........         5,609          6,127
                                                 --------       --------
          Operating loss ..................        (2,363)        (3,970)
Other income, net .........................            73            205
                                                 --------       --------
Net loss ..................................      $ (2,290)      $ (3,765)
                                                 ========       ========
Net loss per common share:
  Basic/Diluted ...........................      $  (0.18)      $  (0.35)

Shares used in per share computation:
  Basic/Diluted ...........................        12,453         10,726


                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS


                                                            JUNE 30,       MARCH 31,
                                                              2000           2000
                                                            --------       ---------
                                                           (UNAUDITED)
Current assets:
Cash and cash equivalents ............................      $ 12,671       $ 12,627
  Receivables, net ...................................         6,014          6,438
  Inventories ........................................        14,920         13,261
  Prepaid expenses and other current assets ..........         1,201            679
                                                            --------       --------
          Total current assets .......................        34,806         33,005
Property and equipment, net ..........................         1,914          2,223
Other assets, net ....................................           345            345
                                                            --------       --------
                                                            $ 37,065       $ 35,573

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable ......................................      $  4,061       $    430
  Accounts payable ...................................         2,839          2,538
  Accrued expenses and other current liabilities .....         4,777          5,044
                                                            --------       --------
          Total current liabilities ..................        11,677          8,012
Long-term portion of capital lease obligation ........           109            130
                                                            --------       --------
          Total liabilities ..........................        11,786          8,142
                                                            --------       --------
Stockholders' equity:
  Common stock .......................................           125            124
  Additional paid-in capital .........................        64,798         64,699
  Cumulative translation adjustment ..................           299            261
  Accumulated deficit ................................       (39,943)       (37,653)
                                                            --------       --------
          Total stockholders' equity .................        25,279         27,431
                                                            --------       --------
                                                            $ 37,065       $ 35,573
                                                            ========       ========

                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                          -----------------------
                                                                                            2000           1999
                                                                                          --------       --------
Cash flows from operating activities:
Net loss ...........................................................................      $ (2,290)      $ (3,765)
  Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization .................................................           357            441
     Changes in operating assets and liabilities ...................................        (1,614)        (3,978)
                                                                                          --------       --------
          Net cash used in operating activities ....................................        (3,547)        (7,302)
                                                                                          --------       --------
Cash flows used in investing activities -- purchases of property and equipment .....           (47)           (47)
                                                                                          --------       --------
Cash flows from financing activities:
  Proceeds from issuance of common stock ...........................................            99             88
  Borrowings under lines of credit .................................................        10,303            972
  Repayments of notes payable ......................................................        (6,670)          (387)
  Repayment of capital lease financing .............................................          (126)           (27)
                                                                                          --------       --------
          Net cash provided by financing activities ................................         3,606            646
                                                                                          --------       --------
Effect of exchange rates on cash and cash equivalents ..............................            32            (81)
                                                                                          --------       --------
Net decrease in cash and cash equivalents ..........................................            44         (6,784)
Cash and cash equivalents at beginning of period ...................................        12,627         17,569
                                                                                          --------       --------
Cash and cash equivalents at end of period .........................................      $ 12,671       $ 10,785
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

                       TEGAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1. BASIS OF PRESENTATION:

   In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2000 audited consolidated financial statements and include all adjustments consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements and footnotes included in the annual report on Form 10-K of Tegal Corporation (the "Company") for the year ended March 31, 2000. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year.

2. INVENTORIES:

   Inventories consisted of:

                                       JUNE 30,      MARCH 31,
                                         2000          2000
                                       --------      ---------
Raw materials ...................      $  2,576      $  2,579
Work in progress ................         2,165           633
Finished goods and spares .......        10,179        10,049
                                       --------      --------
                                       $ 14,920      $ 13,261
                                       ========      ========

3. NET LOSS PER COMMON SHARE:

   Options to purchase 3,071,672 and 2,545,538 shares of common stock were outstanding at June 30, 2000 and June 30, 1999, respectively, but were not reflected in the computations of diluted Earnings Per Share ("EPS") because we recorded a net loss in those periods and to do so would have been anti-dilutive.

4. INCOME TAX EXPENSE:

   We did not record a provision for federal or state income tax for the three month periods ended June 30, 2000 and 1999, respectively, because we have recorded a net loss before taxes for those periods. We did not recognize a benefit for these net losses before taxes because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude are uncertain.

5. NEW ACCOUNTING PRONOUNCEMENTS:

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 are not expected to have a material effect on our consolidated financial statements, which will be effective for Tegal's fiscal year ending March 31, 2002.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principals ("GAAP") to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the quarter ending March 31, 2001 and is currently evaluating its impact on its financial statements and related disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Information herein contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for our products, our quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, the cyclicality of the semiconductor industry, impediments to customer acceptance, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in our SEC reports. For further information, refer to the business description and risk factors sections included in our Form 10-K for the year ended March 31, 2000, and the risk factors section included in this Form 10-Q (Part II, Item 5) as filed with the SEC.

RESULTS OF OPERATIONS

   Tegal designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits, read-write heads for the disk drive industry, printer heads, telecommunications equipment, and small flat panel displays.

   The following table sets forth certain financial items as a percentage of revenue for the three periods ended June 30, 2000 and 1999:

                                                  THREE MONTHS ENDED
                                                      JUNE 30,
                                              ------------------------
                                                2000            1999
                                              --------        --------
Revenue ................................         100.0%          100.0%
                                              --------        --------
Cost of sales ..........................          57.8            67.6
                                              --------        --------
  Gross profit .........................          42.2            32.4
                                              --------        --------
Operating expenses:
  Research and development .............          32.1            39.5
  Sales and marketing ..................          15.9            18.0
  General and administrative ...........          25.0            34.5
                                              --------        --------
          Total operating expenses .....          73.0            92.0
                                              --------        --------
Operating loss .........................         (30.8)          (59.6)
Other income, net ......................           1.0             3.1
                                              --------        --------
Net loss ...............................         (29.8)%         (56.5)%
                                              ========        ========

   Revenue. Revenue for the three months ended June 30, 2000 was $7.7 million, an increase of $1.0 million or 15% over the comparable period in 1999. The increase for the three months ended June 30, 2000 was principally due to the sale of 16 additional 900 series systems over the same period in the prior year offset, in part, by a 6500 series upgrade with associated revenue of $150,000 compared to the shipment of a 6500 series system during the same period in the prior year with $2.5 million in related revenue.

   Revenue from spare parts and service sales was $3.6 million for the three month period ended June 30, 2000, up slightly from $3.4 million for the three month period ended June 30, 1999, which we believe is a result of customers' increased utilization of Tegal's etch systems.

   International sales as a percentage of our revenue was approximately 69% and 72% for the three months ended June 30, 2000 and 1999, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

   Gross profit. Gross profit as a percentage of revenue (gross margin) was 42% and 32% for the three months ended June 30, 2000 and 1999, respectively. The increase in gross margin for the three months ended June 30, 2000, compared to the same period in the prior year was principally attributable to an improved gross margin on systems due to an improved product mix and to increased absorption of fixed expenses on higher production volume.

   Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $2.5 million and $2.6 million for the three months ended June 30, 2000 and 1999, respectively, representing 32% and 40% of revenue, respectively.

   Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $1.2 million for each of the three months ended June 30, 2000 and 1999, representing 16% and 18% of revenue, respectively.

   General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1.9 million and $2.3 million for the three months ended June 30, 2000 and 1999, respectively, representing 25% and 35% of revenue, respectively. The decrease in general and administrative spending for the three month period ended June 30, 2000, compared to the same period in the prior year was primarily attributable to our incurring $0.3 million less in legal expenses in the recent quarter in connection with our patent litigation.

   Other income, net. Other income, net consists primarily of interest income on outstanding cash balances and gains and losses on foreign exchange.

   Income tax expense. We have not made a provision for federal or state income tax for the three months ended June 30, 2000 and 1999, respectively, as we have recorded a net loss before taxes in those periods. We did not recognize a benefit for this net loss before taxes in those periods because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

   For the three month period ended June 30, 2000, we financed our operations through the use of outstanding cash balances and borrowings against our promissory note borrowing facilities in Japan, and our domestic line of credit. For the three month period ended June 30, 1999, we financed our operations through the use of outstanding cash balances.

   Net cash used in operations was $3.5 million during the three months ended June 30, 2000, due principally to a net loss of $1.9 million after adjusting for depreciation, an increase in inventory and prepaid expenses offset, in part, by a decrease in accounts receivable. Net cash used in operations was $7.3 million for the three months ended June 30, 1999, due principally to a net loss of $3.3 million after adjusting for depreciation, an increase in accounts receivable and inventory and a decline in accounts payable offset, in part, by an increase in accrued expenses.

   Net capital expenditures totaled approximately $50,000 for each of the three months ended June 30, 2000 and 1999. Capital expenditures in both periods were incurred principally for leasehold improvements and to acquire design tools, analytical equipment and computers.

   Net cash provided by financing activities totaled $3.6 million and $0.6 million for the three months ended June 30, 2000 and 1999, respectively. The increase for the three months ended June 30, 2000 was due principally to increased borrowing against our domestic line of credit. The increase for the three months ended June 30, 1999 was due principally to increased borrowings under the Company's two Japanese borrowing facilities offset, in part, by repayment of capital lease obligations.

   As of June 30, 2000, we had approximately $12.7 million of cash and cash equivalents. In addition to cash and cash equivalents, our other principal sources of liquidity consisted of the unused portions of several bank borrowing facilities. At June 30, 2000, we had borrowed approximately $3.4 million under our domestic line of credit secured by substantially all of our assets which is further limited by the amount of accounts receivable and inventory on the balance sheet. Given our accounts receivable and inventory balances as of June 30, 2000, we fully utilized our available borrowings under that credit line as of that date. The facility has a maximum borrowing capacity of $10.0 million, is available until April 30, 2003 and bears interest at prime plus 1.5 percent or 11 percent as of June 30, 2000. In addition to the foregoing facility, as of June 30, 2000, our Japanese subsidiary had available a 385 million Yen (approximately $3.7 million at exchange rates prevailing on June 30, 2000) unused portion of two Japanese bank lines of credit totaling 450 million Yen (approximately $4.3 million at exchange rates prevailing on June 30, 2000) secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.375 percent as of June 30, 2000) plus 0.25 percent and 0.375 percent, respectively.

   We believe that anticipated cash flow from operations, funds available under our lines of credit and existing cash and cash equivalent balances will be sufficient to meet our cash requirements for the next twelve months. Rapid revenue growth may require that we seek additional equity or debt capital to meet our working capital needs beyond the next twelve months. See Item 5 - Risk Factors -- our future capital needs may exceed our ability to raise capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our investment portfolio of securities are principally comprised of money market funds. These funds are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less.

   We have foreign subsidiaries which operate and sell our products in various global markets. As a result, our cash flow and earnings are exposed to fluctuations in interest and foreign currency exchange rates. We attempt to limit these exposures through the use of various hedge instruments, primarily forward exchange contracts and currency option contracts (with maturities of less than three months) to manage its exposure associated with firm obligations and net asset and liability positions denominated in non-functional currencies. There have been no material changes regarding market risk since the disclosures made in the Company's Form 10-K/A for the year ended March 31, 2000.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the three month period ended June 30, 2000.

ITEM 5. RISK FACTORS

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

   Although there are currently no pending claims or lawsuits by or against us regarding possible infringement claims, other than those matters disclosed under
Part II, Item 1 -- Legal Proceedings, infringement claims by other third parties, or claims for indemnification resulting from infringement claims, may be asserted in the future and such assertions, if proven to be true, may materially adversely affect us. In the future, additional litigation may be necessary to enforce patents issued or exclusively licensed to us, to protect trade secrets or know-how exclusively licensed to or owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Existing litigation and any future litigation could result in substantial cost and diversion of effort by us, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our systems, any of which could have a material adverse effect on us. In addition, licenses under third parties' intellectual property rights may not be available on reasonable terms, if at all. See Part II, Item 1 -- Legal Proceedings.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   The following exhibits are referenced or included in this report:

Exhibit              Description
-------              -----------
27.1                 Financial Data Schedule

   (b) Reports on Form 8-K

   None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TEGAL CORPORATION
                                       (Registrant)


                                                  /s/ DAVID CURTIS
                                       -----------------------------------------
                                                    David Curtis
                                       Chief Financial Officer, Treasurer and
                                       Secretary (Principal Financial Officer)

Dated: July 28, 2000

                                 EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------
    27                   Financial Data Schedule