Form 10-K405/A
period 2000-03-31
TEGAL CORP /DE/
filed 2000-08-22
CIK 931059

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                  FORM 10-K / A

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

Total Pages 41                                 Index to Exhibits follows page 40
================================================================================

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
                                                   PART I
Item 1.         Business..............................................................................   3
Item 2.         Properties............................................................................  13
Item 3.         Legal Proceedings.....................................................................  13
Item 4.         Submission of Matters to a Vote of Security Holders...................................  14

                                                  PART II
Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters.................  16
Item 6.         Selected Financial Data...............................................................  17
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.  18
Item 7A.        Quantitative and Qualitative Disclosure about Market Risk.............................  20
Item 8.         Financial Statements and Supplementary Data...........................................  22
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  36

                                                  PART III
Item 10.        Directors and Executive Officers of the Registrant....................................  36
Item 11.        Executive Compensation................................................................  36
Item 12.        Security Ownership of Certain Beneficial Owners and Management........................  36
Item 13.        Certain Relationships and Related Transactions........................................  36

                                                  PART IV
Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  37
Signatures............................................................................................  39

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

   International sales, which consist of export sales from the United States either directly to the end user or to one of our foreign subsidiaries, accounted for approximately 59%, 72% and 61% of total revenue for fiscal 2000, 1999 and 1998, respectively. Revenues by region for each of the last three fiscal years were as follows:


                                        YEARS ENDED MARCH 31,
                                  ---------------------------------
                                    2000         1999         1998
                                  -------      -------      -------
   United States ...........      $10,867      $ 8,111      $16,045
   Asia ....................        2,095        2,669       11,110
   Europe ..................        7,498        6,657        8,667
   Japan ...................        5,978       11,598        5,650
                                  -------      -------      -------
        Total external sales      $26,438      $29,035      $41,472
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

If our 6500 series systems do not achieve significant sales or volume production due to reasons such as a lack of full customer adoption, inability to correct technical, manufacturing or other difficulties which may develop with this series, our business, financial condition and results of operations would be materially adversely affected.

   We have designed our 6500 series systems, our generation of critical etch systems, for sub-0.35 micron critical etch applications in emerging films, polysilicon and metal which we believe to be the leading edge of critical etch applications. Revenues from the sale of 6500 series systems have accounted for 22% and 19% of total revenues in fiscal 1999 and 2000, respectively. Our 6500 series systems which have been installed are currently being used primarily for research and development activities or low volume production. For the 6500 series systems to achieve full market adoption, our customers must utilize these systems for volume production.

   Because we must make new product development commitments well in advance of sales, new product decisions must anticipate both the future requirements for etch processes needed by semiconductor manufacturers and the equipment required to address such applications. These product development commitments put us at risk because the market for critical etch emerging film, polysilicon or metal etch systems may not develop as quickly or to the degree we expect and because our 6500 series systems may not otherwise achieve full market adoption.

   In addition, the selling cycles of these new systems are typically lengthy and in connection with the development and production of the 6500 series, we have increased our operating expenses and are likely to invest in increased inventory levels in the future. The failure to achieve market acceptance of this generation of systems in a timely manner could result in, among other things, an increase in operating expenses and inventory obsolescence without corresponding sales, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our quarterly revenue and operating results have fluctuated and are likely to continue to fluctuate significantly from quarter to quarter, and we cannot predict as to our future profitability.

   A variety of factors influence our revenues in a particular quarter, such as the timing and mix of systems sales, the introduction or announcement of new systems by us or our competitors, management decisions to commence or discontinue product lines, our ability to design, introduce and manufacture new systems on a timely basis, the timing of research and development expenditures and expenses attendant to the further development of marketing, process support and service capabilities, specific economic conditions in the semiconductor industry, general economic conditions and exchange rate fluctuations.

   In particular, our 900 series etch systems typically sell for prices ranging between $250,000 and $600,000, while prices of our 6500 series critical etch systems typically range between $1.8 million and $3.0 million. To the extent we are successful in selling our 6500 series systems, the sale of a small number of these systems will probably account for a substantial portion of revenue in future quarters, and a transaction for a single system could have a substantial impact on revenue and gross margin for a given quarter.

   Additionally, our backlog at the beginning of each quarter does not normally include all systems sales needed to achieve planned revenue for the quarter. Consequently, we depend on obtaining orders for shipment within a particular quarter to achieve our revenue objectives for that period. Because we build a portion (typically 25-35 percent) of our systems according to forecast, the absence of significant backlog for an extended period of time could hinder our ability to plan expense, production and inventory levels, which could materially adversely affect our operating results. Furthermore, a substantial portion of our net revenue has historically been realized near the end of the quarter. Accordingly, the failure to receive anticipated orders or delays in shipments near the end of a quarter, due, for example, to unanticipated customer delays, cancellations or manufacturing difficulties, may cause quarterly net revenue to fall significantly short of our objectives, which could materially adversely affect our operating results.

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

Our need for continued investment in research and development, for capital equipment requirements and for extensive ongoing customer service and support capability worldwide result in significant fixed costs which will be difficult to reduce in the event that we do not meet our sales objectives.

   Our expense levels are based, in part, on expectations of future revenue. If our revenues in a particular quarter do not meet expectations, our fixed and significant operating expenses will adversely affect our results of operations. The impact of maintaining significant fixed operating expenses without meeting our sales objectives could harm our results of operations.

We must continue to improve our products and introduce new technologies and we may not be able to introduce such improvements in a timely or effective enough manner to compete successfully in our industry.

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

   The development, manufacture and marketing of etch systems are highly capital intensive. In order to be competitive, we must continue to make significant expenditures for, among other things, capital equipment and the manufacture of evaluation and demonstration unit inventory for our 6500 series etch systems. We believe that our existing cash balances, anticipated cash flow from operations and funds available under our existing lines of credit will satisfy our financing requirements for the next twelve months. Rapid revenue growth may require that we seek additional capital to meet our working capital needs beyond the next 12 months. Likewise, a sharp decline in future orders and revenues might have a similar effect should we be unable to reduce our expenses to the degree necessary to avoid incurring losses. To the extent that such financial resources are insufficient to fund our activities, additional funds will be required. We may not be able to obtain additional financing on reasonable terms or at all. To the extent we raise additional capital through the sale of additional equity or convertible debt securities, the issuance of these securities could result in additional dilution to our stockholders.

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

Because international sales account for a substantial portion of our revenue, our international sales and operations may materially harm our financial results due to political, legal and economic risks and to the impact of foreign exchange rate fluctuations.

   International sales accounted for 59%, 72% and 61% of total revenue for fiscal 2000, 1999 and 1998, respectively. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of the Company's systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. Any of these factors may have a material adverse effect on us.

   We bill sales of our systems in certain countries in local currency, and we have two lines of credit denominated in Japanese Yen. We generally attempt to offset a portion of our U.S. dollar denominated balance sheet exposures subject to foreign exchange rate remeasurement each period held by our foreign subsidiaries whose books are denominated in currencies other than U.S. dollars by purchasing currency options and forward currency contracts for future delivery. There can be no assurance that our future results of operations will not be adversely affected by foreign currency fluctuations. In addition, the laws of certain countries in which our products are sold may not provide our products and intellectual property rights with the same degree of protection as the laws of the United States.

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

   Our business is subject to general economic conditions, both in the United States and abroad. For example, in the last two years an economic crisis in Asia has led to weak demand for our products in certain Asian economies -- notably South Korea. Such economic events may continue to adversely affect our results of operations, and additional economic events of a similar nature, such as a global or regional recession, could, in the future, affect demand for our products, which could have a material adverse effect on our business, financial condition and operating results.

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

Any failure by us to comply with environmental regulations imposed on us could subject us to future liabilities, fines or requirements to modify our manufacturing processes, which may be expensive.

   We are subject to a variety of governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. We believe that we are currently in compliance in all material respects with these regulations and that we have obtained all necessary environmental permits generally relating to the discharge of hazardous wastes to conduct our business. Nevertheless, our failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, alteration of our manufacturing processes, or cessation of our operations. These environmental regulations could require us to acquire expensive remediation equipment or to incur other expenses to comply with environmental regulations. Any failure by us to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous substances such as gasses or solvents could subject us to future liabilities for environmental remediation, which could have a material adverse effect on our operating results and financial condition.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

   This Form 10-K includes or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements, which are based on assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate", "believe", "estimate", "expect", "intend", "project", or similar expressions. These forward-looking statements are subject to risks, uncertainties and assumptions about us. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth under the caption "Risk Factors" and elsewhere in this report and the documents incorporated by reference in this report. If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirely by the cautionary statements in this paragraph.

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



                                                                                    HIGH         LOW
                                                                                    ----         ---
  FISCAL YEAR 1999
  First Quarter...............................................................     7           3 11/16
  Second Quarter..............................................................     4 5/8       1 15/16
  Third Quarter...............................................................     3 5/8       1 3/8
  Fourth Quarter..............................................................     5 13/16     2 17/32

  FISCAL YEAR 2000
  First Quarter...............................................................     3 15/16     2 7/8
  Second Quarter..............................................................     4 3/4       2
  Third Quarter...............................................................     3 1/2       2
  Fourth Quarter..............................................................     9 11/16     5 1/2


   The approximate number of record holders of our common stock as of March 31, 2000 was 243. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future. Further, our domestic line of credit restricts the declaration and payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA


                                                                                       YEAR ENDED MARCH 31,
                                                               -------------------------------------------------------------------
                                                                 2000           1999           1998           1997          1996
                                                               --------       --------       --------       --------      --------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
       CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
         Revenue ........................................      $ 26,438       $ 29,035       $ 41,472       $ 57,423      $ 62,046
         Gross profit ...................................         9,231          8,161         17,095         25,901        28,577
         Operating income (loss) ........................       (12,932)       (15,402)        (6,673)         3,180         6,572
         Income (loss) before income taxes ..............       (12,571)       (14,997)        (5,545)         4,180         6,186
         Net income (loss) ..............................       (12,571)       (15,132)        (5,545)         3,140         5,566
         Net income (loss) per share:(1)
            Basic .......................................         (1.15)         (1.42)         (0.54)          0.31          1.14
            Diluted .....................................         (1.15)         (1.42)         (0.54)          0.29          0.64
         Shares used in per share computation:
            Basic .......................................        10,964         10,630         10,364         10,124         4,506
            Diluted .....................................        10,964         10,630         10,364         10,764         8,760
       CONSOLIDATED BALANCE SHEET DATA:
         Cash and cash equivalents ......................      $ 12,627       $ 17,569       $ 25,660       $ 30,323      $ 23,283
         Working capital ................................        24,993         27,298         39,574         45,392        41,726
         Total assets ...................................        35,573         39,652         55,146         63,524        64,672
         Short-term notes payable to banks and others ...           430            223            285            252           243
         Long-term obligations ..........................           130             30            101            301           356
         Stockholders' equity ...........................        27,431         30,816         44,804         50,542        47,626

------------

(1) See Note 1 of Tegal's Consolidated Financial Statements for an explanation of the computation of earnings per share.




                                                                    THREE MONTHS ENDED
                            ---------------------------------------------------------------------------------------------------
                            June 30,     Sept. 30      Dec. 31     March 31,    June 30,     Sept. 30,    Dec. 31,     March 31,
                              1998         1998         1998         1999         1999         1999         1999         2000
                            --------     --------     --------     --------     --------     --------     --------     --------
QUARTERLY FINANCIAL DATA:                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Revenue ..............    $  6,484     $ 10,033     $  6,456     $  6,062     $  6,659     $  4,700     $  6,541     $  8,538
  Gross profit .........       2,383        2,712        1,814        1,252        2,157        1,536        2,181        3,357
  Net loss .............      (3,390)      (3,075)      (3,934)      (4,733)      (3,765)      (3,988)      (2,897)      (1,921)
  Net loss per share ...       (0.32)       (0.29)       (0.37)       (0.44)       (0.35)       (0.37)       (0.27)       (0.17)

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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the years indicated as a percentage of revenue:



                                                      MARCH 31,
                                        ----------------------------------
                                          2000          1999          1998
                                        ------        ------        ------
Revenue ..........................       100.0%        100.0%        100.0%
Cost of sales ....................        65.1          71.9          58.8
                                        ------        ------        ------
Gross profit .....................        34.9          28.1          41.2
                                        ------        ------        ------
Operating expenses:
  Research and development .......        38.0          33.0          26.6
  Sales and marketing ............        18.1          18.0          14.7
  General and administrative .....        27.7          30.1          16.0
                                        ------        ------        ------
          Total operating expenses        83.8          81.1          57.3
                                        ------        ------        ------
Operating loss ...................       (48.9)        (53.0)        (16.1)
Other income net .................         1.4           1.4           2.7
                                        ------        ------        ------
Loss before income taxes .........       (47.5)        (51.6)        (13.4)
Provision for income taxes .......         0.0          (0.5)          0.0
                                        ------        ------        ------
          Net loss ...............       (47.5)%       (52.1)%       (13.4)%
                                        ======        ======        ======


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TEGAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                     ASSETS
                                                                                MARCH 31,
                                                                          -----------------------
                                                                            2000           1999
                                                                          --------       --------
Current assets:
  Cash and cash equivalents ........................................      $ 12,627       $ 17,569
  Accounts receivable, less allowance for returns and doubtful
     accounts of $449 and $264 .....................................         6,438          4,831
  Inventory ........................................................        13,261         12,226
  Prepaid expenses and other current assets ........................           679          1,478
                                                                          --------       --------
          Total current assets .....................................        33,005         36,104
Property and equipment, net ........................................         2,223          3,185
Other assets, net ..................................................           345            363
                                                                          --------       --------
                                                                          $ 35,573       $ 39,652
                                                                          ========       ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable ....................................................      $    430       $    223
  Accounts payable .................................................         2,538          2,254
  Accrued expenses and other current liabilities ...................         5,044          6,329
                                                                          --------       --------
          Total current liabilities ................................         8,012          8,806
Long term portion of capital lease obligations .....................           130             30
                                                                          --------       --------
          Total liabilities ........................................         8,142          8,836
                                                                          --------       --------
Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred stock; $0.01 par value; 5,000,000 shares
     authorized; none issued and outstanding .......................            --             --
  Common stock; $0.01 par value; 35,000,000 shares authorized;
     12,452,744 and 10,725,650 shares issued and outstanding .......           124            107
  Additional paid-in capital .......................................        64,699         55,635
  Accumulated other comprehensive income ...........................           261            156
  Accumulated deficit ..............................................       (37,653)       (25,082)
                                                                          --------       --------
          Total stockholders' equity ...............................        27,431         30,816
                                                                          --------       --------
                                                                          $ 35,573       $ 39,652
                                                                          ========       ========

          See accompanying notes to consolidated financial statements.

                                TEGAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        YEAR ENDED MARCH 31,
                                               --------------------------------------
                                                 2000           1999           1998
                                               --------       --------       --------
Revenue .................................      $ 26,438       $ 29,035       $ 41,472
Cost of sales ...........................        17,207         20,874         24,377
                                               --------       --------       --------
  Gross profit ..........................         9,231          8,161         17,095
                                               --------       --------       --------
Operating expenses:
  Research and development ..............        10,061          9,594         11,048
  Sales and marketing ...................         4,782          5,221          6,107
  General and administrative ............         7,320          8,748          6,613
                                               --------       --------       --------
          Total operating expenses ......        22,163         23,563         23,768
                                               --------       --------       --------
  Operating loss ........................       (12,932)       (15,402)        (6,673)
Other income, net .......................           361            405          1,128
                                               --------       --------       --------
  Loss before income taxes ..............       (12,571)       (14,997)        (5,545)
Provision for income taxes ..............            --            135             --
                                               --------       --------       --------
  Net loss ..............................      $(12,571)      $(15,132)      $ (5,545)
                                               ========       ========       ========
Net loss per share:
  Basic and diluted .....................      $  (1.15)      $  (1.42)      $   (.54)
Shares used in per share computation:
  Basic and diluted .....................        10,964         10,630         10,364



          See accompanying notes to consolidated financial statements.

                                TEGAL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                           ACCUMULATED
                                                                                              OTHER
                                                        COMMON STOCK         ADDITIONAL   COMPREHENSIVE                   TOTAL
                                                 -------------------------     PAID-IN        INCOME      ACCUMULATED  STOCKHOLDERS'
                                                  SHARES          AMOUNT       CAPITAL        (LOSS)        DEFICIT       EQUITY
                                                 ---------       ---------   ----------   -------------   -----------  -------------
 Balances of March 31, 1997 .................    10,279,721      $     103    $  54,821      $      23     $  (4,405)   $  50,542
 Common stock issued under option and
   stock purchase plans .....................       286,317              3          356                                       359
 Net loss ...................................                                                                 (5,545)
 Cumulative translation adjustment ..........                                                     (552)
 Total comprehensive loss ...................                                                                              (6,097)
                                                 ----------      ---------    ---------      ---------     ---------    ---------
 Balances at March 31, 1998 .................    10,566,038            106       55,177           (529)       (9,950)      44,804
 Common stock issued under option and
   stock purchase plans .....................       159,612              1          458                                       459
 Net loss ...................................                                                               (15,132)
 Cumulative translation adjustment ..........                                                      685
 Total comprehensive loss ...................                                                                             (14,447)
                                                 ----------      ---------    ---------      ---------     ---------    ---------
 Balances at March 31, 1999 .................    10,725,650            107       55,635            156       (25,082)      30,816
 Common stock sold, net of issuance
   costs of $480 ............................     1,292,336             13        7,507                                     7,520
 Common stock issued under option and
 stock purchase plans .......................       434,758              4        1,557                                     1,561
 Net loss ...................................                                                                (12,571)
 Cumulative translation adjustment ..........                                                      105
 Total comprehensive loss ...................                                                                             (12,466)
                                                 ----------      ---------    ---------      ---------     ---------    ---------
 Balances at March 31, 2000 .................    12,452,744      $     124    $  64,699      $     261     $ (37,653)   $  27,431
                                                 ==========      =========    =========      =========     =========    =========


          See accompanying notes to consolidated financial statements.

                                TEGAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                 YEAR ENDED MARCH 31,
                                                                                       --------------------------------------
                                                                                         2000           1999           1998
                                                                                       --------       --------       --------
            Cash flows from operating activities:
              Net loss ..........................................................      $(12,571)      $(15,132)      $ (5,545)
                 Adjustments to reconcile net loss to net cash used in
                   operating activities:
                   Deferred income taxes ........................................            --            239             --
                   Depreciation and amortization ................................         1,559          1,904          2,299
                   Allowance for doubtful accounts and sales return
                      allowances ................................................           185           (277)          (222)
                   Changes in operating assets and liabilities:
                      Accounts receivable .......................................        (1,545)         4,763          3,663
                      Inventory .................................................        (1,067)         1,963         (1,773)
                      Prepaid expenses and other assets .........................           872          1,168           (485)
                      Accounts payable and other current liabilities ............          (979)        (2,817)        (1,307)
                                                                                       --------       --------       --------
                      Net cash used in operating activities .....................       (13,546)        (8,189)        (3,370)
                                                                                       --------       --------       --------
            Cash flows used in investing activities for the purchases of
              property and equipment ............................................          (597)          (106)        (1,283)
                                                                                       --------       --------       --------
            Cash flows from financing activities:
              Net proceeds from issuance of common stock ........................         9,081            460            359
              Borrowings under notes payable ....................................         9,264          2,164          3,516
              Repayment of notes payable ........................................        (9,057)        (2,226)        (3,483)
              Repayment of capital lease financing ..............................          (105)          (224)          (348)
                                                                                       --------       --------       --------
                      Net cash provided by financing activities .................         9,183            174             44
                                                                                       --------       --------       --------
            Effect of exchange rates on cash and cash equivalents ...............            18             30            (54)
                                                                                       --------       --------       --------
            Net decrease in cash and cash equivalents ...........................        (4,942)        (8,091)        (4,663)
            Cash and cash equivalents at beginning of year ......................        17,569         25,660         30,323
                                                                                       --------       --------       --------
            Cash and cash equivalents at end of year ............................      $ 12,627       $ 17,569       $ 25,660
                                                                                       ========       ========       ========
            Supplemental disclosures of cash paid during the year Interest ......      $    123       $     28       $     68
                                                                                       ========       ========       ========
              Income taxes ......................................................      $    332       $     --       $     --
                                                                                       ========       ========       ========
            Supplemental disclosure of noncash investing and financing activities Transfer of demo lab equipment between inventory and
              fixed assets ......................................................      $    255       $   (249)      $    682
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

NOTE 2. BALANCE SHEET AND INCOME STATEMENT DETAIL

   Inventory consisted of:


                                        MARCH 31,
                                   -----------------
                                     2000      1999
                                   --------  -------
Raw materials..................    $  2,579  $ 2,554
Work in process................         633    1,590
Finished goods and spares......      10,049    8,082
                                   --------  -------
                                   $ 13,261  $12,226
                                   ========  =======


   Property and equipment consisted of:


                                                     MARCH 31,
                                             -----------------------
                                               2000           1999
                                             --------       --------
Machinery and equipment ...............      $  8,229       $  8,081
Demo lab equipment ....................         2,795          3,050
Leasehold improvements ................         2,998          2,976
                                             --------       --------
                                               14,022         14,107
Less accumulated depreciation and
amortization ..........................       (11,799)       (10,922)
                                             --------       --------
                                             $  2,223       $  3,185
                                             ========       ========

   Machinery and equipment at March 31, 2000 and 1999 includes approximately $484 and $607, respectively, of assets under leases that have been capitalized. Accumulated amortization for such equipment approximated $265 and $523, respectively.

   A summary of accrued expenses and other current liabilities follows:


                                             MARCH 31,
                                        ------------------
                                         2000        1999
                                        ------      ------
Accrued compensation costs .......      $1,193      $1,340
Income taxes payable .............         596         615
Product warranty .................       1,188       1,355
Other ............................       2,067       3,019
                                        ------      ------
                                        $5,044      $6,329
                                        ======      ======

   Other income, net, consisted of the following:


                                                          YEAR ENDED MARCH 31,
                                                   ---------------------------------
                                                   2000          1999          1998
                                                   -----       -------       -------
Interest income .............................      $ 384       $   951       $ 1,329
Interest expense ............................       (132)          (28)          (68)
Foreign currency exchange gain (loss), ......         48          (549)         (138)
net
Other .......................................         61            31             5
                                                   -----       -------       -------
                                                   $ 361       $   405       $ 1,128
                                                   =====       =======       =======

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

NOTE 5. INCOME TAXES

   The components of loss before income taxes are as follows:


                                   YEAR ENDED MARCH 31,
                          -------------------------------------
                            2000           1999          1998
                          --------       --------       -------
Domestic ...........      $(12,664)      $(14,563)      $(6,760)
Foreign ............            93           (434)        1,215
                          --------       --------       -------
                          $(12,571)      $(14,997)      $(5,545)
                          ========       ========       =======

   The components of the provision for income taxes are as follows:


                                   YEAR ENDED MARCH 31,
                              -----------------------------
                               2000        1999        1998
                              -----       -----       -----
Current:
  U.S. federal .........       $ --       $(257)      $(939)
  State and local ......         --          --          --
  Foreign ..............         --         153          --
                              -----       -----       -----
                                 --        (104)       (939)
                              -----       -----       -----
Deferred:
  U.S. federal .........         --         239         939
  State and local ......         --          --          --
                              -----       -----       -----
                                 --         239         939
                              -----       -----       -----
          Total ........       $ --       $ 135       $  --
                              =====       =====       =====

   The income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:


                                                                    YEAR ENDED MARCH 31,
                                                            -----------------------------------
                                                             2000          1999          1998
                                                            -------       -------       -------
 Income tax provision at U.S. statutory rate ...........    $(4,276)      $(5,099)      $(1,885)
 State taxes net of federal benefit ....................       (733)         (874)         (323)
 Utilization of foreign losses .........................         --            --          (633)
 Reversal of deferred tax assets previously reserved....         --            --            --
 Utilization of net operating losses and credits .......     (1,027)          638         1,621
 Increase in valuation allowance .......................      6,015         5,419         1,161
 Other .................................................         21            51            59
                                                           --------       -------      --------
   Income tax expense ..................................   $     --       $   135      $     --
                                                           ========       =======      ========

   The components of deferred taxes are as follows:


                                                                               MARCH 31,
                                                                         -----------------------
                                                                           2000           1999
                                                                         --------       --------
                   Revenue recognized for tax and deferred for book...   $    412       $    344
                   Non-deductible accruals and reserves ..............      3,440          2,435
                   Foreign net operating loss carryforward ...........         --            458
                   Domestic net operating loss carryforward ..........      9,178          5,212
                   Credits ...........................................      3,128          2,101
                   Uniform capitalization adjustment .................        215            139
                   Other .............................................        523            193
                                                                         --------       --------
                             Total ...................................     16,897         10,882
                   Valuation allowance ...............................    (16,897)       (10,882)
                                                                         ========       ========
                             Net deferred tax asset ..................   $     --       $     --
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

NOTE 6. COMMITMENTS AND CONTINGENCIES

   The Company has several noncancelable operating leases and capital leases, primarily for general office, production, and warehouse facilities, that expire over the next five years. Future minimum lease payments under these leases are as follows:


                                                      YEAR ENDING
                                                         MARCH 31,
                                                   ---------------------
                                                   CAPITAL     OPERATING
                                                    LEASES       LEASES
                                                   -------     ---------
 2001 ........................................         120        1,989
 2002 ........................................          94           83
 2003 ........................................          45           32
 2004 ........................................          --            6
 2005 ........................................          --           --
                                                    ------       ------
 Total minimum lease payments ................         259       $2,110
                                                                 ======
 Less amount representing interest ...........         (25)
                                                    ------
 Present value of minimum lease payments .....      $  234
                                                    ------
 Less current portion ........................        (104)
                                                    ------
 Long term capital lease obligation ..........      $  130
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

   The following table summarizes the Company's stock option activity for the four plans described above and weighted average exercise price within each transaction type for each of the years ended March 31, 2000, 1999 and 1998 (number of shares in thousands):


                                                                 2000                  1999                 1998
                                                         -------------------   ------------------   ------------------
                                                          SHARES     PRICE      SHARES     PRICE     SHARES     PRICE
                                                         -------    -------    -------    -------   -------    -------
Options outstanding at beginning of year.............      2,532    $  4.53      2,036    $  5.46     1,413    $  4.36
Options canceled.....................................        (96)      5.16       (184)      6.23      (100)      6.07
Options granted......................................      1,037       3.29        742       2.15       942       6.01
Options exercised....................................       (374)      3.76        (62)      1.31      (219)      0.47
                                                         -------    -------    -------    -------   -------    -------
Options outstanding March 31.........................      3,099    $  4.19      2,532    $  4.53     2,036    $  5.46
                                                         =======    =======    =======    =======   =======    =======

   At March 31, 2000, the repurchase right associated with 1,142,981 of the options outstanding had expired.

   Significant option groups outstanding at March 31, 2000, and related weighted average exercise price of options granted for which the Company no longer has the right to repurchase and contractual life information are as follows (number of shares in thousands):


                                                                                         OPTIONS IN WHICH
                                                                                         UNDERLYING SHARES
                                                                                         NO LONGER SUBJECT
                                                              OUTSTANDING              TO REPURCHASE RIGHTS
                                                      --------------------------   ----------------------------    REMAINING
                           EXERCISE PRICE RANGE          SHARES         PRICE          SHARES          PRICE      LIFE (YEARS)
                           --------------------       ------------  ------------   -------------  -------------  -------------
                               $ .24 -- $ .53                66       $    .49             66       $    .49          3.42
                               $1.50 -- $3.44             1,649           2.77            245           2.17         10.83
                               $4.25 -- $5.50               834           4.62            421           4.87          7.42
                               $6.13 -- $6.25                85           6.20             65           4.20          9.62
                               $6.88 -- $8.75               406           8.10            287           7.93          9.43
                                   $12.00                    59          12.00             59          12.00          6.05
                                                         ------                       -------
                                   Totals                 3,099                         1,143
                                                         ======                       =======

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

   The following assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards and Employee Qualified Stock Purchase Plan ("Employee Plan"):


                                 2000    1999    1998
                                ------  ------  -----
  Expected life (years):
    Stock options............     4.0     4.0     4.0
    Employee plan............     0.5     0.5     0.5
  Risk-free interest rate....    5.60%   5.20%   6.16%
  Volatility.................      95%     75%     60%
  Dividend yield.............       0%      0%      0%


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

Pro Forma Net Income and Net Income Per Share

   Had the Company recorded compensation costs based on the estimated grant date fair value (as defined by SFAS 123) for awards granted under its stock option plans and stock purchase plan, the Company's net loss and loss per share would have been increased to the pro forma amounts below for the years ended March 31, 2000, 1999 and 1998:


                                               2000            1999           1998
                                          ------------    ------------    -----------
Pro forma net loss...................     $    (14,785)   $    (16,895)   $    (6,674)
Pro forma net loss per share:
  Basic and diluted..................     $      (1.35)   $      (1.59)   $     (0.64)


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

The following is a summary of the Company's operations:


                                                               YEARS ENDED MARCH 31,
                                                      --------------------------------------
                                                          2000          1999         1998
                                                      -----------   -----------  -----------
         Revenues:
           Sales to customers located in:
              United States......................      $   10,867    $    8,111   $   16,045
              Asia...............................           2,095         2,669       11,110
              Europe.............................           7,498         6,657        8,667
              Japan..............................           5,978        11,598        5,650
                                                       ----------    ----------   ----------
                   Total external sales..........      $   26,438    $   29,035   $   41,472
                                                       ==========    ==========   ==========


                                                                      MARCH 31,
                                                           ----------------------------
                                                                2000            1999
                                                           ------------    ------------
              Identifiable assets at year-end:
                United States..........................    $     36,905    $     38,986
                Europe.................................           7,130           8,405
                Japan..................................           3,956           7,623
                Consolidation eliminations.............         (12,418)        (15,362)
                                                           ------------    ------------
                        Total identifiable assets......    $     35,573    $     39,652
                                                           ============    ============

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Tegal Corporation

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tegal Corporation and its subsidiaries at March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all mutual respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K/A:

(1) Financial Statements

   The Company's Financial Statements and notes thereto appear on this Form 10-K/A according to the following Index of Consolidated Financial Statements:


                                                                     PAGE
                                                                     ----
    Consolidated Balance Sheets as of March 31, 2000 and 1999....     22
    Consolidated Statements of Operations for the years ended
      March 31, 2000, 1999 and 1998..............................     23
    Consolidated Statements of Stockholders' Equity for the
      years ended March 31, 2000, 1999 and 1998..................     24
    Consolidated Statements of Cash Flows for the years ended
      March 31, 2000, 1999 and 1998..............................     25
    Notes to Consolidated Financial Statements...................     26
    Report of Independent Accountants............................     35


(2) Financial Statement Schedule


                                                                                              PAGE
                                                                                              ----
Schedule II -- Valuation and Qualifying Accounts.....................................          40


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

                                TEGAL CORPORATION

                                By:         /s/ MICHAEL L. PARODI
                                   ---------------------------------------------
                                               Michael L. Parodi
                                   Chairman, President & Chief Executive Officer

Dated: August 22, 2000


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


                     SIGNATURE                                       TITLE                                          DATE
                     ---------                                       -----                                          ----
               /s/ MICHAEL L. PARODI                  Chairman, President, Chief Executive Officer and          August 22, 2000
-------------------------------------------------     Director (Principal Executive Officer)
                  Michael L. Parodi

                /s/ DAVID CURTIS *                    Chief Financial Officer                                   August 22, 2000
-------------------------------------------------     (Principal Financial Officer)
                    David Curtis

                /s/ KATHY PETRINI *                   Corporate Controller                                      August 22, 2000
-------------------------------------------------     (Principal Accounting Officer)
                    Kathy Petrini

                 /s/ FRED NAZEM *                     Director                                                  August 22, 2000
-------------------------------------------------
                     Fred Nazem

               /s/ JEFFREY KRAUSS *                   Director                                                  August 22, 2000
-------------------------------------------------
                   Jeffrey Krauss

               /s/ THOMAS R. MIKA *                   Director                                                  August 22, 2000
-------------------------------------------------
                   Thomas R. Mika

              /s/ EDWARD A. DOHRING *                 Director                                                  August 22, 2000
-------------------------------------------------
                  Edward A. Dohring

    * By:      /s/ MICHAEL L. PARODI                                                                            August 22, 2000
-------------------------------------------------
                   Attorney-in-fact

                                                                     SCHEDULE II

                                TEGAL CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED MARCH 31, 1998, 1999, 2000
                                 (IN THOUSANDS)

                                                            BALANCE AT    CHARGED TO      CHARGED                   BALANCE
                                                             BEGINNING     COSTS AND     TO OTHER                   AT END
     DESCRIPTION                                              OF YEAR      EXPENSES      ACCOUNTS     DEDUCTIONS    OF YEAR
     -----------                                           ------------  ------------   ----------   ------------  ---------
     Year ended March 31, 1998:
       Doubtful accounts...............................         320            154           --           (177)        297
       Sales returns and allowances....................         444            214           --           (420)        238
       Cash discounts..................................          41             31           --            (65)          7
     Year ended March 31, 1999:
       Doubtful accounts...............................         297             35           --           (130)        202
       Sales returns and allowances....................         238            (25)          --           (170)         43
       Cash discounts..................................           7             49           --            (37)         19
     Year ended March 31, 2000:
       Doubtful accounts...............................         202             93            8             51         354
       Sales returns and allowances....................          43            189           (8)          (158)         66
       Cash discounts..................................          19             60           --            (50)         29

                                INDEX TO EXHIBITS


   EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBIT
    ------                              ----------------------
     23.1         Consent of Independent Accountants