Form 10-K/A
period 2000-03-31
TEGAL CORP /DE/
filed 2000-08-31
CIK 931059

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

================================================================================
acquisitions. Prior to 1988, Mr. Tierney held senior operations positions with Scientific Microsystems, Inc., Ultratech Stepper, Inc. and Diablo Systems Inc., a division of Xerox Corporation.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

   Since October 19, 1995, Tegal's common stock has been traded on the Nasdaq National Market System under the symbol TGAL. The following table sets forth the range of high and low sales prices for our common stock for each quarter during the prior two fiscal years.



                                                                                    HIGH         LOW
                                                                                    ----         ---
  FISCAL YEAR 1999
  First Quarter...............................................................     7           3 11/16
  Second Quarter..............................................................     4 5/8       1 15/16
  Third Quarter...............................................................     3 5/8       1 3/8
  Fourth Quarter..............................................................     5 13/16     2 17/32

  FISCAL YEAR 2000
  First Quarter...............................................................     3 15/16     2 7/8
  Second Quarter..............................................................     4 3/4       2
  Third Quarter...............................................................     13 1/2      2
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

Dated: August 31, 2000


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


                     SIGNATURE                                       TITLE                                          DATE
                     ---------                                       -----                                          ----
               /s/ MICHAEL L. PARODI                  Chairman, President, Chief Executive Officer and          August 31, 2000
-------------------------------------------------     Director (Principal Executive Officer)
                  Michael L. Parodi

                /s/ DAVID CURTIS *                    Chief Financial Officer                                   August 31, 2000
-------------------------------------------------     (Principal Financial Officer)
                    David Curtis

                /s/ KATHY PETRINI *                   Corporate Controller                                      August 31, 2000
-------------------------------------------------     (Principal Accounting Officer)
                    Kathy Petrini

                 /s/ FRED NAZEM *                     Director                                                  August 31, 2000
-------------------------------------------------
                     Fred Nazem

               /s/ JEFFREY KRAUSS *                   Director                                                  August 31, 2000
-------------------------------------------------
                   Jeffrey Krauss

               /s/ THOMAS R. MIKA *                   Director                                                  August 31, 2000
-------------------------------------------------
                   Thomas R. Mika

              /s/ EDWARD A. DOHRING *                 Director                                                  August 31, 2000
-------------------------------------------------
                  Edward A. Dohring

    * By:      /s/ MICHAEL L. PARODI                                                                            August 31, 2000
-------------------------------------------------
                   Attorney-in-fact