Form 10-Q
period 2000-09-30
TEGAL CORP /DE/
filed 2000-11-13
CIK 931059

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

              FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000

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

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 30, 2000, there were 12,492,791 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       TEGAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              ----
                  PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Condensed Consolidated Statements of
        Operations -- for the three and six months ended
        September 30, 2000..................................    1
           Condensed Consolidated Balance Sheets, as of
        September 30, 2000
           and March 31, 2000...............................    2
           Condensed Consolidated Statements of Cash
        Flows -- for the six months ended September 30, 2000
        and 1999............................................    3
           Notes to Condensed Consolidated Financial
        Statements..........................................    4
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS............    6
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET
             RISK...........................................    8

                    PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS...................................    9
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................    9
ITEM 5. RISK FACTORS........................................   10
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................   15
SIGNATURES..................................................   16

                        PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
Revenue.............................................  $13,276    $ 4,700    $20,960    $11,359
Cost of sales.......................................    7,662      3,164     12,100      7,666
                                                      -------    -------    -------    -------
     Gross profit...................................    5,614      1,536      8,860      3,693
                                                      -------    -------    -------    -------
Operating expenses:
  Research and development..........................    2,313      2,496      4,781      5,124
  Sales and marketing...............................    1,326      1,222      2,545      2,420
  General and administrative........................    1,844      1,923      3,766      4,224
                                                      -------    -------    -------    -------
          Total operating expenses..................    5,483      5,641     11,092     11,768
                                                      -------    -------    -------    -------
          Operating profit (loss)...................      131     (4,105)    (2,232)    (8,075)
Other income, net...................................       31        117        104        322
                                                      -------    -------    -------    -------
Net profit (loss)...................................  $   162    $(3,988)   $(2,128)   $(7,753)
                                                      =======    =======    =======    =======
Net loss per common share:
  Basic.............................................  $  0.01    $ (0.37)   $ (0.17)   $ (0.72)
  Diluted...........................................  $  0.01    $ (0.37)   $ (0.17)   $ (0.72)
Shares used in per share computation:
  Basic.............................................   12,489     10,761     12,471     10,744
  Diluted...........................................   13,378     10,761     12,471     10,744

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,    MARCH 31,
                                                                  2000           2000
                                                              -------------    ---------
Current assets:
  Cash and cash equivalents.................................    $ 11,351       $ 12,627
  Receivables, net..........................................       9,830          6,438
  Inventories...............................................      14,613         13,261
  Prepaid expenses and other current assets.................       1,273            679
                                                                --------       --------
          Total current assets..............................      37,067         33,005
Property and equipment, net.................................       1,708          2,223
Other assets, net...........................................         346            345
                                                                --------       --------
                                                                $ 39,121       $ 35,573
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Payable under lines of credit.............................    $  5,558       $    430
  Accounts payable..........................................       3,676          2,538
  Accrued expenses and other current liabilities............       4,424          5,044
                                                                --------       --------
          Total current liabilities.........................      13,658          8,012
Long-term portion of capital lease obligation...............          87            130
                                                                --------       --------
          Total liabilities.................................      13,745          8,142
                                                                --------       --------
Stockholders' equity:
  Common stock..............................................         125            124
  Additional paid-in capital................................      64,816         64,699
  Cumulative translation adjustment.........................         216            261
  Accumulated deficit.......................................     (39,781)       (37,653)
                                                                --------       --------
          Total stockholders' equity........................      25,376         27,431
                                                                --------       --------
                                                                $ 39,121       $ 35,573
                                                                ========       ========

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Cash flows from operating activities:
  Net loss..................................................  $ (2,128)   $ (7,753)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization..........................       314         813
     Allowance for doubtful accounts and sales return
      allowances............................................      (229)        141
Changes in operating assets and liabilities
  Accounts Receivable.......................................    (3,138)     (1,827)
  Inventory.................................................    (1,034)     (2,405)
  Prepaid expenses and other assets.........................      (590)        246
  Accounts Payable and other current liabilities............       617         (26)
                                                              --------    --------
          Net cash used in operating activities.............    (6,188)    (10,811)
                                                              --------    --------
Cash flows used in investing activities -- purchases of
  property and equipment....................................      (108)        (30)
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................       118          99
  Borrowings under lines of credit..........................    21,308       4,484
  Repayments of notes payable...............................   (16,180)     (1,244)
  Repayment of capital lease financing......................      (147)        (40)
                                                              --------    --------
          Net cash provided by financing activities.........     5,099       3,299
                                                              --------    --------
Effect of exchange rates on cash and cash equivalents.......       (79)         80
                                                              --------    --------
Net decrease in cash and cash equivalents...................    (1,276)     (7,462)
Cash and cash equivalents at beginning of period............    12,627      17,569
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 11,351    $ 10,107
                                                              ========    ========

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

 1. BASIS OF PRESENTATION:

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2000 audited consolidated financial statements and include all adjustments consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements and footnotes included in the annual report on Form 10-K of Tegal Corporation (the "Company") for the year ended March 31, 2000. The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year.

 2. INVENTORIES:

     Inventories consisted of:

                                                       SEPTEMBER 30,    MARCH 31,
                                                           2000           2000
                                                       -------------    ---------
Raw materials........................................     $ 2,909        $ 2,579
Work in progress.....................................       1,477            633
Finished goods and spares............................      10,227         10,049
                                                          -------        -------
                                                          $14,613        $13,261
                                                          =======        =======

 3. NET LOSS PER COMMON SHARE:

     Basic Earnings Per Share (EPS) is calculated by dividing net profit (loss) for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

     The following is a reconciliation between the number of shares used in calculating the basic and diluted EPS:

                                            THREE MONTHS         SIX MONTHS
                                               ENDED               ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                          ----------------    ----------------
                                           2000      1999      2000      1999
                                          ------    ------    ------    ------
Shares used to compute basic EPS........  12,489    10,761    12,471    10,744
Add effect of dilutive securities:
  Shares issuable under stock options...     891        --        --        --
  Shares issuable under warrants........       6        --        --        --
                                          ------    ------    ------    ------
  Shares used to compute diluted EPS....  13,386    10,761    12,471    10,744
                                          ======    ======    ======    ======

     Common stock equivalents for the three months ended September 30, 1999 and the six months ended September 30, 2000 and September 30, 1999 were 352,710 and 837,165 and 407,898, respectively, and have been excluded from shares used in calculating diluted loss per share because their effect would be antidilutive.

 4. INCOME TAX EXPENSE:

     We did not record a provision for federal or state income tax for the six month periods ended September 30, 2000 and 1999, respectively, because we have recorded a net loss before taxes for those periods.

                       TEGAL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

We did not recognize a benefit for these net losses before taxes because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude are uncertain.

 5. NEW ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivatives. Adopting the provisions of SFAS 133 are not expected to have a material effect on our consolidated financial statements, which will be effective for Tegal's fiscal year ending March 31, 2002.

     In December 1999, the Securities and Exchange Commission ("SEC") issued a draft Staff Accounting Bulletin No. 101 ("SAB"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles ("GAAP") to revenue recognition in financial statements. We will be required to adopt SAB 101 in the quarter ending March 31, 2001 and are currently evaluating its impact on its financial statements and related disclosures.

 6. ROYALTY REVENUE:

     We recognized $0.5M royalty revenue in the quarter ended September 30, 2000, upon approval of this commercial transaction by the court between us and the party that infringed upon our patent rights. Additionally, as a subsequent event, on October 27, 2000, we completed an agreement on a patent infringement matter and received a cash payment of $350,000.

 7. LINES OF CREDIT:

     At September 30, 2000, we had borrowed approximately $5.0 million under our domestic line of credit secured by substantially all of our assets which is further limited by the amount of accounts receivable and inventory on the balance sheet. The facility has a maximum borrowing capacity of $10.0 million, is available until April 30, 2003 and bears interest at prime plus 1.5 percent or 11 percent as of September 30, 2000. In addition to the foregoing facility, as of September 30, 2000, our Japanese subsidiary had available a 404 million Yen (approximately $3.8 million at exchange rates prevailing on September 30, 2000) unused portion of two Japanese bank lines of credit totaling 450 million Yen (approximately $4.2 million at exchange rates prevailing on September 30, 2000) secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.5 percent as of September 30, 2000) plus 0.25 percent and 0.625 percent, respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The following table sets forth certain financial items as a percentage of revenue for the three periods ended September 30, 2000 and 1999:

                                               THREE MONTHS       SIX MONTHS
                                                  ENDED             ENDED
                                              SEPTEMBER 30,     SEPTEMBER 30,
                                              --------------    --------------
                                              2000     1999     2000     1999
                                              -----    -----    -----    -----
Revenue.....................................  100.0%   100.0%   100.0%   100.0%
                                              -----    -----    -----    -----
Cost of sales...............................   57.7     67.3     57.7     67.5
                                              -----    -----    -----    -----
     Gross profit...........................   42.3     32.7     42.3     32.5
                                              -----    -----    -----    -----
Operating expenses:
  Research and development..................   17.4     53.1     22.8     45.1
  Sales and marketing.......................   10.0     26.0     12.1     21.3
  General and administrative................   13.9     40.9     18.0     37.2
                                              -----    -----    -----    -----
          Total operating expenses..........   41.3    120.0     52.9    103.6
                                              -----    -----    -----    -----
Operating profit (loss).....................    1.0    (87.3)   (10.6)   (71.1)
Other income, net...........................    0.2      2.4      0.5      2.8
                                              -----    -----    -----    -----
     Net profit (loss)......................   (1.2)   (84.9)   (10.2)   (68.3)
                                              =====    =====    =====    =====

     Revenue. Revenue for the three and six months ended September 30, 2000 was $13.3 million and $21.0 million respectively, up 282% and 185% over the comparable period in 1999. The increase for the three months ended September 30, 2000 was principally due to the sale of 14 additional 900 series systems, one additional 6500 series system over the same period in the prior year and a royalty payment from TEL in connection with the legal proceedings. The increase for the six months ended September 30, 2000 was principally due to the sale of 30 additional 900 series systems over the same period in the prior year.

     Revenue from spare parts and service sales was $4.4 and $7.9 million for the three and six months period ended September 30, 2000, up from $3.2 million and $6.7 million for the three and six months period ended September 30, 1999, which we believe is a result of customers' increased utilization of Tegal's etch systems.

     International sales as a percentage of the Company's revenue was approximately 46.9% and 55.3% for the three months and 55.1% and 64.9% for the six months ended September 30, 2000 and 1999, respectively. The Company believes that international sales will continue to represent a significant portion of its revenue.

     Gross profit. Gross profit as a percentage of revenue (gross margin) was 42.3% and 32.7% for the three months and 42.3% and 32.5% for the six months ended September 30, 2000 and 1999, respectively. The increase in gross margin for the three and six months ended September 30, 2000, compared to the same period in the prior year was principally attributable to an improved gross margin on systems due to an improved product mix and to increased absorption of fixed expenses on higher production volume.

     Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $2.3 million and $2.5 million for the three months and $4.8 million and $5.1 million for the six months ended September 30, 2000 and 1999, respectively, representing 17.4% and 53.1%, for the three months and 22.8% and 45.1% for the six months of revenue, respectively.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $1.3 million $1.2 million for the three months and $2.5 million and $2.4 million for the six months ended September 30, 2000 and 1999, representing 10.0% and 26.0% for the three months and 12.1% and 21.3% for the six months of revenue, respectively.

     General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1.8 million and $1.9 million for the three months and $3.8 and $4.2 million for the six months ended September 30, 2000 and 1999, respectively, representing 13.9% and 40.9% for the three months and 18.0% and 37.2% for the six months of revenue, respectively. The slight decrease in general and administrative spending for the three and six months period ended September 30, 2000, compared to the same period in the prior year was primarily attributable to our incurring $0.4 million less in legal expenses in the six months ended September 30, 2000 in connection with our patent litigation.

     Other income, net. Other income, net consists primarily of interest income and expense on outstanding cash balances and lines of credit, and gains and losses on foreign exchange.

     We did not record a provision for federal or state income tax for the six month periods ended September 30, 2000 and 1999, respectively, because we have recorded a net loss before taxes for those periods. We did not recognize a benefit for these net losses before taxes because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude are uncertain.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months period ended September 30, 2000, we financed our operations through the use of outstanding cash balances and borrowings against our promissory note borrowing facilities in Japan, and our domestic line of credit. For the six months period ended September 30, 1999, we financed our operations through the use of outstanding cash balances and the promissory note borrowing facilities in Japan.

     Net cash used in operations was $6.2 million during the six months ended September 30, 2000, due principally to a net loss of $1.8 million after adjusting for depreciation, an increase in inventory, accounts receivable, and prepaid expenses. Net cash used in operations was $10.8 million for the six months ended September 30, 1999, due principally to a net loss of $6.9 million after adjusting for depreciation, an increase in accounts receivable and inventory and a decrease in prepaid expenses.

     Net capital expenditures totaled approximately $108,000 and $30,000 for the six months ended September 30, 2000 and 1999 respectively. Capital expenditures in both periods were incurred principally for leasehold improvements and to acquire design tools, analytical equipment and computers.

     Net cash provided by financing activities totaled $5.1 million and $3.3 million for the six months ended September 30, 2000 and 1999, respectively. The increase for the six months ended September 30, 2000 was due principally to increased borrowing against our domestic line of credit offset, in part, by repayment of capital lease obligations. The increase for the six months ended September 30, 1999 was due principally to increased borrowings under the Company's two Japanese borrowing facilities offset, in part, by repayment of capital lease obligations.

     As of September 30, 2000, we had approximately $11.4 million of cash and cash equivalents. In addition to cash and cash equivalents, our other principal sources of liquidity consisted of the unused portions of several bank borrowing facilities.

     We believe that anticipated cash flow from operations, funds available under our lines of credit and existing cash and cash equivalent balances will be sufficient to meet our cash requirements for the next twelve months. Rapid revenue growth may require that we seek additional equity or debt capital to meet our working capital needs beyond the next twelve months. See Item 5 -- Risk Factors -- our future capital needs may exceed our ability to raise capital.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 17, 1998, we filed a suit in the United States District Court in the Eastern District of Virginia against Tokyo Electron Limited and several of its U.S. subsidiaries (collectively, "TEL") alleging that TEL's 65DI and 85DI IEM etch equipment infringe certain of our patents. The suit was tried to the court in May 1999, and on August 31, 1999, the court found both patents-in-suit valid, and found that TEL had willfully infringed Tegal's '223 dual-frequency triode etcher patent. The court enjoined TEL from further sales or service of its IEM etchers. In addition, the court ordered TEL to pay attorney's fees and court costs to Tegal. TEL has filed an appeal of the court's ruling. A follow-on action against TEL concerning a later generation of IEM equipment is pending in the same court. The court granted summary judgment on noninfringment for TEL in this case on August 7, 2000 and entered final judgment on September 11, 2000. The case is currently on appeal to the Federal Circuit Court of Appeals. We can not assure you of the outcome of the appeal or the follow-on action or of the effect of any such outcome on our business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Stockholders' Meeting held on September 19, 2000, the following individuals were re-elected to the Board of Directors:

                                                    VOTES FOR     VOTES WITHHELD
                                                    ----------    --------------
Michael L. Parodi.................................  10,599,474       891,713
Jeffrey M. Krauss.................................  10,589,526       901,661
Thomas R. Mika....................................  10,596,674       894,513
Edward A. Dohring.................................  10,601,314       889,873

     The proposal to adopt an amendment to the Company's 1998 Equity Participation Plan to increase the maximum authorized shares from 900,000 to 1,900,000 shares was approved by the stockholders as follows:

Votes For...................................................  2,548,593
Votes Against...............................................  1,860,942
Abstentions.................................................     37,165
Broker Non-Votes............................................  7,044,487

     The proposal to adopt an amendment to the Company's stock option plan for Outside Directors to increase the maximum authorized shares from 300,000 to 600,000 shares was approved by the stockholders as follows:

Votes For...................................................  2,519,342
Votes Against...............................................  1,888,560
Abstentions.................................................     38,798
Broker Non-Votes............................................  7,044,487

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

     Our backlog at the beginning of each quarter does not normally include all systems sales needed to achieve planned revenue for the quarter. Consequently, we depend on obtaining orders for shipment within a particular quarter to achieve our revenue objectives for that period. Because we build a portion (typically
25 - 35 percent) of our systems according to forecast, the absence of significant backlog for an extended period of time could hinder our ability to plan expense, production and inventory levels, which could materially adversely affect our operating results. Furthermore, a substantial portion of our net revenue has historically been realized near the end of the quarter. Accordingly, the failure to receive anticipated orders or delays in shipments near the end of a quarter, due, for example, to unanticipated customer delays, cancellations or manufacturing difficulties, may cause quarterly net revenue to fall significantly short of our objectives, which could materially adversely affect our operating results.

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

OUR CUSTOMERS ARE CONCENTRATED AND THEREFORE THE LOSS OF A SIGNIFICANT CUSTOMER MAY HARM OUR BUSINESS.

     Tegal's top five customers accounted for 53.1%, 66.4% and 61.2% of our systems revenues in fiscal, 2000, 1999 and 1998, respectively. Three customers accounted for more than 10% of net systems sales in fiscal 2000. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor manufacturing industry, may have a material adverse effect on our business, financial condition and results of operations. Our ability to increase our sales in the future will depend, in part, upon our ability to obtain orders from new customers as well as the financial condition and success of our existing customers and the general economy, which is largely beyond our ability to control.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          The following exhibits are referenced or included in this report:

        EXHIBIT                            DESCRIPTION
        -------                            -----------
          27       Financial Data Schedule

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TEGAL CORPORATION
                                          (Registrant)

                                                 /s/ PAUL N. ERICKSON
                                          --------------------------------------
                                                     Paul N. Erickson
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

                                                   /s/ KATHY PETRINI
                                          --------------------------------------
                                                      Kathy Petrini
                                           Corporate Controller, Treasurer and
                                                        Secretary

Dated: November 13, 2000

                      EXHIBIT INDEX TO TEGAL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



Exhibit Number        Description
--------------        -----------
27                    Financial Data Schedule