Form 10-Q/A
period 2000-09-30
TEGAL CORP /DE/
filed 2000-11-14
CIK 931059

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                               AMENDMENT NO. 1

                                      TO

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

     The following table sets forth certain financial items as a percentage of revenue for the three periods ended September 30, 2000 and 1999:

                                               THREE MONTHS       SIX MONTHS
                                                  ENDED             ENDED
                                              SEPTEMBER 30,     SEPTEMBER 30,
                                              --------------    --------------
                                              2000     1999     2000     1999
                                              -----    -----    -----    -----
Revenue.....................................  100.0%   100.0%   100.0%   100.0%
                                              -----    -----    -----    -----
Cost of sales...............................   57.7     67.3     57.7     67.5
                                              -----    -----    -----    -----
     Gross profit...........................   42.3     32.7     42.3     32.5
                                              -----    -----    -----    -----
Operating expenses:
  Research and development..................   17.4     53.1     22.8     45.1
  Sales and marketing.......................   10.0     26.0     12.1     21.3
  General and administrative................   13.9     40.9     18.0     37.2
                                              -----    -----    -----    -----
          Total operating expenses..........   41.3    120.0     52.9    103.6
                                              -----    -----    -----    -----
Operating profit (loss).....................    1.0    (87.3)   (10.6)   (71.1)
Other income, net...........................    0.2      2.4      0.5      2.8
                                              -----    -----    -----    -----
     Net profit (loss)......................    1.2    (84.9)   (10.2)   (68.3)
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