Form 10-Q
period 2000-12-31
TEGAL CORP /DE/
filed 2001-02-13
CIK 931059

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

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2000

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

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 12, 2001, there were 12,572,252 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TEGAL CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Statements of Operations -- for the
         three and nine months ended December 31, 2000 and 1999......    1
         Condensed Consolidated Balance Sheets, as of December 31,
         2000 and March 31, 2000.....................................    2
         Condensed Consolidated Statements of Cash Flows -- for the
         nine months ended December 31, 2000 and 1999................    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    6
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................    8

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................    9
Item 4.  Submission of Matters to a Vote of Security Holders.........    9
Item 5.  Risk Factors................................................    9
Item 6.  Exhibits and Reports on Form 8-K............................   13
Signatures...........................................................   14

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        DECEMBER 31,          DECEMBER 31,
                                                     ------------------    -------------------
                                                      2000       1999       2000        1999
                                                     -------    -------    -------    --------
Revenue............................................  $11,468    $ 6,541    $32,428    $ 17,900
Cost of sales......................................    7,540      4,360     19,640      12,026
                                                     -------    -------    -------    --------
     Gross profit..................................    3,928      2,181     12,788       5,874
                                                     -------    -------    -------    --------
Operating expenses:
  Research and development.........................    1,925      2,493      6,706       7,617
  Sales and marketing..............................    1,346      1,110      3,891       3,530
  General and administrative.......................    1,702      1,521      5,468       5,745
                                                     -------    -------    -------    --------
          Total operating expenses.................    4,973      5,124     16,065      16,892
                                                     -------    -------    -------    --------
          Operating profit (loss)..................   (1,045)    (2,943)    (3,277)    (11,018)
Other income (expense), net........................    8,226         46      8,330         368
                                                     -------    -------    -------    --------
Net income (loss)..................................  $ 7,181    $(2,897)   $ 5,053    $(10,650)
                                                     =======    =======    =======    ========
Net income (loss) per common share:
  Basic............................................  $  0.57    $ (0.27)   $  0.40    $  (0.99)
  Diluted..........................................  $  0.57    $ (0.27)   $  0.39    $  (0.99)
Shares used in per share computation:
  Basic............................................   12,494     10,790     12,481      10,759
  Diluted..........................................   12,669     10,790     12,863      10,759

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  2000          2000
                                                              ------------    ---------
Current assets:
Cash and cash equivalents...................................    $ 17,615      $ 12,627
  Receivables, net..........................................       9,995         6,438
  Inventories...............................................      14,290        13,261
  Prepaid expenses and other current assets.................       1,327           679
                                                                --------      --------
          Total current assets..............................      43,227        33,005
Property and equipment, net.................................       1,895         2,223
Other assets, net...........................................         336           345
                                                                --------      --------
          Total assets......................................    $ 45,458      $ 35,573
                                                                ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Payable under lines of credit.............................    $  4,192      $    430
  Accounts payable..........................................       2,718         2,538
  Accrued expenses and other current liabilities............       5,739         5,044
                                                                --------      --------
          Total current liabilities.........................      12,649         8,012
Long-term portion of capital lease obligation...............          65           130
                                                                --------      --------
          Total liabilities.................................      12,714         8,142
                                                                --------      --------
Stockholders' equity:
  Common stock..............................................         125           124
  Additional paid-in capital................................      64,882        64,699
  Cumulative translation adjustment.........................         337           261
  Accumulated deficit.......................................     (32,600)      (37,653)
                                                                --------      --------
          Total stockholders' equity........................      32,744        27,431
                                                                --------      --------
                                                                $ 45,458      $ 35,573
                                                                ========      ========

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $  5,053    $(10,650)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization..........................     1,035       1,185
     Allowance for doubtful accounts and sales return
      allowances............................................      (272)        272
     Changes in operating assets and liabilities:
       Receivables..........................................    (3,055)     (3,677)
       Inventories..........................................      (957)     (2,114)
       Prepaid expenses and other assets....................      (594)        296
       Income taxes payable.................................       (42)       (639)
       Accounts payable.....................................       180        (462)
       Accrued liabilities..................................       832         348
                                                              --------    --------
          Net cash provided by (used in) operating
            activities......................................     2,180     (15,441)
                                                              --------    --------
Cash flows used in investing activities -- purchases of
  property and equipment....................................      (705)       (304)
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................       184       1,438
  Borrowings under lines of credit..........................    32,907       9,064
  Repayment of borrowings under lines of credit.............   (29,295)     (1,854)
                                                              --------    --------
  Repayment of capital lease financing......................       (84)        (76)
                                                              --------    --------
          Net cash provided by financing activities.........     3,712       8,572
                                                              --------    --------
Effect of exchange rates on cash and cash equivalents.......      (199)        193
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........     4,988      (6,980)
Cash and cash equivalents at beginning of period............    12,627      17,569
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 17,615    $ 10,589
                                                              ========    ========

                            See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1. BASIS OF PRESENTATION:

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2000 audited consolidated financial statements and include all adjustments consisting only of normal recurring adjustments necessary to fairly state the information set forth herein. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosures necessary to present the consolidated financial statements in accordance with generally accepted accounting principles. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the annual report on Form 10-K/A of Tegal Corporation (the "Company") for the year ended March 31, 2000. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of results to be expected for the entire year.

2. INVENTORIES:

     Inventories consisted of:

                                                       DECEMBER 31,    MARCH 31,
                                                           2000          2000
                                                       ------------    ---------
Raw materials........................................    $ 3,628        $ 2,579
Work in progress.....................................      1,517            633
Finished goods and spares............................      9,145         10,049
                                                         -------        -------
                                                         $14,290        $13,261
                                                         =======        =======

3. NET EARNINGS (LOSS) PER COMMON SHARE:

     Basic Earnings Per Share ("EPS") is calculated by dividing net profit
(loss) for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

     The following is a reconciliation between the number of shares used in calculating the basic and diluted EPS:

                                                    THREE MONTHS        NINE MONTHS
                                                       ENDED               ENDED
                                                    DECEMBER 31,        DECEMBER 31,
                                                  ----------------    ----------------
                                                   2000      1999      2000      1999
                                                  ------    ------    ------    ------
Shares used to compute basic EPS................  12,494    10,790    12,481    10,759
Add effect of dilutive securities:
  Shares issuable under stock options and
     warrants...................................     175        --       382        --
                                                  ------    ------    ------    ------
  Shares used to compute diluted EPS............  12,669    10,790    12,863    10,759
                                                  ======    ======    ======    ======

     Common stock equivalents for the three months ending December 31, 1999 and the nine months ending December 31, 1999 were 383,994 and 399,008, respectively, and have been excluded from shares used in calculating diluted loss per share because their effect would be antidilutive.

                       TEGAL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

4. INCOME TAX EXPENSE:

     We did not record a provision for federal or state income tax for the nine month period ended December 31, 2000 and 1999, respectively. As of December 31, 2000, we believe that we have sufficient tax loss carry forward balances to offset any tax liability related to the current year earnings. We had recorded losses for the same period ended December 31, 1999. We did not recognize a benefit for these net losses before taxes because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude are uncertain.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued a Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles ("GAAP") to revenue recognition in financial statements. We will be required to adopt SAB 101 in the quarter ending March 31, 2001 and are currently evaluating its impact on our consolidated financial statements and related disclosures.

6. LICENSE FEES:

     During the quarter ended December 31, 2000, we received $8.2 million in cash, net of expenses, related to nonexclusive licensing of certain Tegal patents. This amount was recorded in other income during the quarter, as we have no future performance obligations. Although we may enter into nonexclusive licenses in the future, the likelihood and timing of such arrangements is uncertain.

7. LINES OF CREDIT:

     At December 31, 2000, we had borrowed approximately $3.7 million under our domestic line of credit secured by substantially all of our assets which is further limited by the amount of accounts receivable and inventory on the balance sheet. The facility has a maximum borrowing capacity of $10.0 million, is available until April 30, 2003 and bears interest at prime plus 1.5 percent or 11 percent as of December 31, 2000. In addition to the foregoing facility, as of December 31, 2000, our Japanese subsidiary had available a 410 million Yen (approximately $3.6 million at exchange rates prevailing on December 31, 2000) unused portion of two Japanese bank lines of credit totaling 450 million Yen (approximately $3.9 million at exchange rates prevailing on December 31, 2000) secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.5 percent as of December 31, 2000) plus 0.25 percent and 0.625 percent, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information herein contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for our products, our quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, the cyclicality of the semiconductor industry, impediments to customer acceptance, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in our SEC reports. For further information, refer to the business description and risk factors sections included in our Form 10-K/A for the year ended March 31, 2000, and the risk factors section included in this Form 10-Q (Part II, Item 5) as filed with the SEC.

RESULTS OF OPERATIONS

     Tegal designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits, read-write heads for the disk drive industry, printer heads, telecommunications equipment, and small flat panel displays.

     The following table sets forth certain financial items as a percentage of revenue for the three and nine month periods ended December 31, 2000 and 1999:

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                               DECEMBER 31,      DECEMBER 31,
                                                              --------------    --------------
                                                              2000     1999     2000     1999
                                                              -----    -----    -----    -----
Revenue.....................................................  100.0%   100.0%   100.0%   100.0%
Cost of sales...............................................   65.7     66.7     60.6     67.2
                                                              -----    -----    -----    -----
     Gross profit...........................................   34.3     33.3     39.4     32.8
Operating expenses:
  Research and development..................................   16.8     38.1     20.7     42.6
  Sales and marketing.......................................   11.7     17.0     12.0     19.7
  General and administrative................................   14.8     23.2     16.9     32.1
                                                              -----    -----    -----    -----
          Total operating expenses..........................   43.3     78.3     49.6     94.4
                                                              -----    -----    -----    -----
          Operating loss....................................   (9.1)   (45.0)   (10.2)   (61.6)
Other income (expense), net.................................   71.7      0.7     25.7      2.1
                                                              -----    -----    -----    -----
Income before income taxes..................................   62.6%   (44.3)%   15.5%   (59.5)%

     Revenue. Revenue for the three and nine months ended December 31, 2000 was $11.5 million and $32.4 million, respectively, up 75.3% and 81.2% over the comparable period in 1999. The increase for the three months ended December 31, 2000 was principally due to the sale of four additional 900 series systems, two additional 6500 series systems over the same period in the prior year. The increase for the nine months ended December 31, 2000 was principally due to the sale of 34 additional 900 series systems and two additional 6500 series systems over the same period in the prior year.

     Revenue from spare parts and service sales was $3.6 and $11.5 million for the three and nine months period ended December 31, 2000, up from $3.2 million and $9.9 million for the three and nine months period ended December 31, 1999, which we believe is a result of customers' increased utilization of Tegal's etch systems.

     International sales as a percentage of our revenue was approximately 66.7% and 57.2% for the three months and 59.2% and 62.1% for the nine months ended December 31, 2000 and 1999, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

     Gross profit. Gross profit as a percentage of revenue (gross margin) was 34.3% and 33.3% for the three months and 39.4% and 32.8% for the nine months ended December 31, 2000 and 1999, respectively. The increase in gross margin for the three and nine months ended December 31, 2000, compared to the same period in the prior year was principally attributable to an improved gross margin from a shift in product mix and to increased absorption of fixed expenses on higher production volume.

     Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $1.9 million and $2.5 million for the three months and $6.7 million and $7.6 million for the nine months ended December 31, 2000 and 1999, respectively, representing 16.8% and 38.1%, for the three months and 20.7% and 42.6% for the nine months of revenue, respectively.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $1.3 million and $1.1 million for the three months and $3.9 million and $3.5 million for the nine months ended December 31, 2000 and 1999, representing 11.8% and 17.0% for the three months and 12.0% and 19.7% for the nine months of revenue, respectively.

     General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations' functions, and for legal, consulting and accounting fees. General and administrative expenses were $1.7 million and $1.5 million for the three months and $5.5 and $5.7 million for the nine months ended December 31, 2000 and 1999, respectively, representing 14.8% and 23.2% for the three months and 16.9% and 32.1% for the nine months of revenue, respectively.

     Other income (expenses), net. For the three and nine months ended December 31, 2000, other income (expense), net consists primarily of licensing fees received for non-exclusive patent rights. For the three and nine months ending December 31, 1999, other income (expense), net consisted primarily of interest income and expense on outstanding cash balances and lines of credit, and gains and losses on foreign exchange.

     We did not record a provision for federal or state income tax for the nine month periods ended December 31, 2000 and 1999, respectively. In the nine months ended December 31, 2000 we feel that we have sufficient tax loss carry forward balances to offset any tax liability related to the current year earnings. We had recorded losses for the same period ended December 31, 1999. We did not recognize a benefit for these net losses before taxes because any benefit derived would require offsetting current losses against future profitability where such profitability's timing and magnitude are uncertain.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended December 31, 2000, we financed our operations through the use of outstanding cash balances and borrowings against our promissory note borrowing facilities in Japan, and our domestic line of credit. For the nine months ended December 31, 1999, we financed our operations through the use of outstanding cash balances and the promissory note borrowing facilities in Japan.

     Net cash provided by operations was $2.2 million during the nine months ended December 31, 2000, due principally to a net income of $6.1 million after adjusting for depreciation, offset in part by an increase in inventory, accounts receivable, and prepaid expenses. Net cash used in operations was $15.4 million for the nine months ended December 31, 1999, due principally to a net loss of $9.5 million after adjusting for depreciation, an increase in accounts receivable and inventory.

     Net capital expenditures totaled approximately $0.7 million and $0.3 million for the nine months ended December 31, 2000 and 1999 respectively. Capital expenditures in both periods were incurred principally for leasehold improvements and to acquire design tools, analytical equipment and computers.

     Net cash provided by financing activities totaled $3.7 million and $8.6 million for the nine months ended December 31, 2000 and 1999, respectively. The increase for the nine months ended December 31, 2000 was due principally to increased borrowing from our domestic line of credit offset, in part, by repayment of capital lease obligations. The increase for the nine months ended December 31, 1999 was due principally to increased borrowings under our two Japanese borrowing facilities offset, in part, by repayment of capital lease obligations.

     As of December 31, 2000, we had approximately $17.6 million of cash and cash equivalents. In addition to cash and cash equivalents, our other principal sources of liquidity consisted of the unused portions of several bank borrowing facilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our investment portfolio of securities is principally comprised of money market funds. These funds are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less.

     We have foreign subsidiaries which operate and sell our products in various global markets. As a result, our cash flow and earnings are exposed to fluctuations in interest and foreign currency exchange rates. We attempt to limit these exposures through the use of various hedge instruments, primarily forward exchange contracts and currency option contracts (with maturities of less than three months) to manage its exposure associated with firm obligations and net asset and liability positions denominated in non-functional currencies. There have been no material changes regarding market risk since the disclosures made in our Form 10-K/A for the year ended March 31, 2000.

                           PART II. OTHER INFORMATION

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

     On September 1, 1999, we filed a patent infringement action against Lam Research Corporation ("Lam"), asserting infringement of the '223 patent and a second, related patent. That suit was also filed in the Eastern District of Virginia, Richmond Division. We are seeking injunctive relief barring Lam from manufacturing, selling and supporting products that incorporate our patented technology. We are further seeking enhanced damages for willful infringement of our patents. Lam filed a motion to dismiss that action for lack of jurisdiction, or in the alternative to transfer that action to the Northern District of California. On December 7, 1999, the motion to transfer was granted. The case has since been transferred to the Northern District of California. Discovery has begun in that action. We can not assure you of the outcome of that lawsuit or of the effect of any such outcome on our business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the three month period ended December 31, 2000.

ITEM 5. RISK FACTORS

THE SEMICONDUCTOR INDUSTRY IS CYCLICAL AND MAY EXPERIENCE PERIODIC DOWNTURNS WHICH MAY NEGATIVELY AFFECT CUSTOMER DEMAND FOR OUR PRODUCTS AND RESULT IN LOSSES SUCH AS THOSE EXPERIENCED IN THE PAST.

     Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have had a material adverse effect on the semiconductor industry's demand for semiconductor capital equipment, including etch systems manufactured by us. In addition, the need for continued investment in research and development, substantial capital equipment requirements, and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to any such downturn or slowdown in the future.

OUR COMPETITORS HAVE GREATER FINANCIAL RESOURCES AND GREATER NAME RECOGNITION THAN WE DO AND THEREFORE MAY COMPETE MORE SUCCESSFULLY IN THE CRITICAL ETCH INDUSTRY THAN WE CAN.

     We believe that to be competitive, we will require significant financial resources in order to offer a broad range of systems, to maintain customer service and support centers worldwide and to invest in research and development. Many of our existing and potential competitors, including, among others, Applied Materials, Inc., Lam Research Corporation and Tokyo Electron Limited, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation etch and other production equipment and broader process equipment offerings as well as greater name recognition than we do. We cannot assure you that we will be able to compete successfully against these companies in the United States or worldwide.

WE DEPEND ON SALES OF OUR 6500 SERIES SYSTEMS IN CRITICAL ETCH MARKETS THAT MAY NOT FULLY ADOPT OUR PRODUCT FOR PRODUCTION USE.

     We have designed our 6500 series systems for sub-0.35 micron critical etch applications in emerging films, polysilicon and metal which we believe to be the leading edge of critical etch applications. Revenues from the sale of 6500 series systems have accounted for 22% and 19% of total revenues in fiscal 1999 and 2000, respectively. Our 6500 series systems currently being used primarily for research and development activities or low volume production. For the 6500 series systems to achieve full market adoption, our customers must utilize these systems for volume production. There can be no assurance that the market for critical etch emerging film, polysilicon or metal etch systems will develop as quickly or to the degree we expect.

     If the 6500 series does not achieve significant sales or volume production due to a lack of full customer adoption our business, financial condition and results of operations would be materially adversely affected.

OUR POTENTIAL CUSTOMERS MAY NOT ADOPT OUR PRODUCTS BECAUSE OF THEIR SIGNIFICANT COST OR BECAUSE OUR POTENTIAL CUSTOMERS ARE ALREADY USING A COMPETITOR'S TOOL.

     A substantial investment is required to install and integrate capital equipment into a semiconductor production line. Additionally, we believe that once a device manufacturer has selected a particular vendor's capital equipment, that manufacturer generally relies upon that vendor's equipment for that specific production line application and, to the extent possible, subsequent generations of that vendor's systems. Accordingly, it may be extremely difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected by that customer unless there are compelling reasons to do so, such as significant performance or cost advantages. Any failure to gain access and achieve sales to new customers will adversely affect the successful commercial adoption of our products and could have a material adverse effect on us.

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

     The timing of new systems and technology announcements and releases by us and others may also contribute to fluctuations in quarterly operating results, including cases in which new systems or technology offerings cause customers to defer ordering systems from our existing product lines. Our revenue and operating results may also fluctuate due to the timing and mix of systems sold, the volume of service provided and spare parts delivered in a particular quarter and changes in pricing by us, our competitors or suppliers. Additionally, a substantial amount of income may be derived from patent license fees. Such fees are volatile and we cannot predict we will receive similar fees in the future The impact of these and other factors on our revenue and operating results in any future periods is, and will continue to be, difficult for us to forecast.

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

SOME OF OUR SALES CYCLES ARE LENGTHY, EXPOSING US TO THE RISKS OF INVENTORY OBSOLESCENCE AND FLUCTUATIONS IN OPERATING RESULTS.

     Sales of our systems depend, in significant part, upon the decision of a prospective customer to add new manufacturing capacity or to expand existing manufacturing capacity, both of which typically involve a significant capital commitment. We often experience delays in finalizing system sales following initial system qualification while the customer evaluates and receives approvals for the purchase of our systems and completes a new or expanded facility. Due to these and other factors, our systems typically have a lengthy sales cycle (often 12 to 18 months in the case of critical etch 6500 systems) during which we may expend substantial funds and management effort. Lengthy sales cycles subject us to a number of significant risks, including inventory obsolescence and fluctuations in operating results over which we have little or no control.

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

     Existing litigation and any future litigation could result in substantial cost and diversion of effort by us, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties require us to seek licenses from third parties or prevent us from manufacturing or selling our systems. In addition, licenses under third parties' intellectual property rights may not be available on reasonable terms, if at all.

OUR FUTURE CAPITAL NEEDS MAY EXCEED OUR ABILITY TO RAISE CAPITAL.

     The development, manufacture and marketing of etch systems are highly capital intensive. In order to be competitive, we must continue to make significant expenditures for, among other things, capital equipment and the manufacture of evaluation and demonstration unit inventory for our 6500 series etch systems. We believe that our existing cash balances, anticipated cash flow from operations and funds available under our existing lines of credit will satisfy our financing requirements for the next twelve months. Rapid revenue growth may require that we seek additional capital to meet our working capital needs beyond the next 12 months. Likewise, a sharp decline in future orders and revenues might have a similar effect should we be unable to reduce our expenses to the degree necessary to avoid incurring losses. There can be no assurance that additional financing, if required, will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders.

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

WE ARE EXPOSED TO ADDITIONAL RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

     International sales accounted for 59%, 72% and 61% of total revenue for fiscal 2000, 1999 and 1998, respectively. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on us our operations and financial results.

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

OUR STOCKHOLDER RIGHTS PLAN MAY DETER TAKEOVER ATTEMPTS.

     Under the terms of our stockholder rights plan, our Board of Directors is authorized to issue preferred stock without further stockholder approval or to exercise the anti-takeover provisions of our stockholder rights plan in the event of an unsolicited attempt to assume control over Tegal. Should our Board of Directors exercise such rights, such action could have the effect of delaying, deferring or preventing a change in control of Tegal.

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

     Material delays have not been significant in recent years. Nevertheless, we procure certain components and sub-assemblies included in our systems from a limited group of suppliers, and occasionally from a single source supplier. For example, we depend on MECS Corporation, a robotic equipment supplier, as the sole source for the robotic arm used in all of our 6500 series systems. We currently have no existing supply contract with MECS Corporation, and we currently purchase all robotic assemblies from MECS Corporation on a purchase order basis. Disruption or termination of certain of these sources, including our robotic sub-assembly source, could have an adverse effect on our operations and damage our relationship with our customers.

ANY FAILURE BY US TO COMPLY WITH ENVIRONMENTAL REGULATIONS IMPOSED ON US COULD SUBJECT US TO FUTURE LIABILITIES.

     We are subject to a variety of governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. We believe that we are currently in compliance in all material respects with these regulations and that we have obtained all necessary environmental permits generally relating to the discharge of hazardous wastes to conduct our business. Nevertheless, our failure to comply with present or future regulations could result in additional or corrective operating costs, suspension of production, alteration of our manufacturing processes, or cessation of our operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None.

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

Dated: February 13, 2001