Form 10-K405
period 2001-03-31
TEGAL CORP /DE/
filed 2001-06-29
CIK 931059

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on June 25, 2001, as reported on the Nasdaq National Market was $34,529,463. As of June 25, 2001, 12,572,252 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders to be held on September 25, 2001, will be filed with the Commission within 120 days after the close of the Registrant's fiscal year and are incorporated by reference in Part III.

Total Pages 44                                 Index to Exhibits follows page 43
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12
          Executive Officers..........................................   13

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   14
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of
          Operations..................................................   16
Item 7A.  Quantitative and Qualitative Disclosure about Market
          Risks.......................................................   19
Item 8.   Financial Statements and Supplementary Data.................   21
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   39

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   39
Item 11.  Executive Compensation......................................   39
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   39
Item 13.  Certain Relationships and Related Transactions..............   39

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   40
          Signatures..................................................   42

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

THE COMPANY

     Tegal Corporation, a Delaware Corporation ("Tegal"), designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits ("ICs") and related devices in voice and data telecommunications, thin film head, small flat panel and printer head applications. Etching constitutes one of the principal IC and related device production process steps and must be performed numerous times in the production of such devices.

     We were formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc. ("Motorola"). Our predecessor company was founded in 1972 and acquired by Motorola in 1978. We completed our initial public offering in October 1995.

SEMICONDUCTOR INDUSTRY BACKGROUND

  Growth of Semiconductor and Semiconductor Equipment Industries

     The semiconductor industry has experienced significant growth over the last 20 years. This growth has resulted from the increasing demand for ICs from traditional IC markets, such as personal computers, telecommunications, consumer electronics, automotive electronics and office equipment, as well as developing markets, such as wireless communications, multimedia and portable and network computing. As a result of this increased demand, semiconductor device manufacturers have periodically expended significant amounts of capital to build new semiconductor fabrication facilities ("fabs") and to expand existing fabs. In spite of the continuing growth in demand for semiconductors, the industry periodically experiences cycles of excess supply and excess capacity as additions to capacity are brought online in large increments which exceed the short-term growth in demand for ICs. The industry experienced such fluctuations from 1996 through mid 1999, and is currently experiencing a slowdown of capacity buys. Industry experts believe that the current slow down will be substantial, but limited in duration.

     Growth in the semiconductor industry has been driven, in large part, by advances in semiconductor performance at a decreasing cost per function. Increasingly advanced semiconductor processing technologies allow semiconductor manufacturers to produce ICs with smaller features, thereby increasing processing speed and expanding device functionality and memory capacity. As ICs have become more complex, however, both the number and price of state of the art process tools required to manufacture ICs have increased significantly. As a result, the cost of semiconductor manufacturing equipment has become an increasingly large part of the total cost of producing advanced ICs. Today, a typical 200 millimeter wafer fab may cost as much as $1.4 to $1.6 billion, with semiconductor manufacturing equipment costs representing the majority of total fab costs.

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

  Segmentation of the Etch Market

     The dry etch market is generally segmented into the following market segments, defined according to the class of film being etched: polysilicon, oxide (dielectric) and metal. According to VLSI Research Inc., the oxide, polysilicon, and metal segments of the dry etch market represented approximately 47%, 19% and 34%, respectively, of the total sales of dry etch systems in 2000. New films are continually being developed in each of these three market segments.

     Certain dry etch technologies or processes are better suited for etching different types of materials (films) and, as a result, the dry etch market may be segmented according to the type of film being etched. In addition, as ICs become increasingly complex, certain etch steps required to manufacture a state of the art IC demand leading edge (or "critical") etch performance. For example, to produce a 64-megabit DRAM device, semiconductor manufacturers are required to etch certain device features at dimensions as small as 0.18 micron. Nonetheless, even in the most advanced ICs, production steps can be performed with less demanding (or "non-critical") etch performance. As a result, we believe the etch market has also begun to segment according to the required level of etch performance -- critical or non-critical.

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

  Market Segmentation and Tool Costs

     Over time, the disparity in relative prices for etch systems capable of etching at non-critical versus critical dimensions has grown significantly. We believe that in 1993, the cost of an eight inch wafer-capable system ranged from approximately $500,000 to $700,000. Given the relatively modest price differential among etchers, manufacturers of ICs and similar devices tended to purchase one system, (the one they believed provided the most technologically advanced solution for their particular etch requirements), to perform all their etching. In contrast, the cost today of an eight inch capable etch system ranges from approximately $500,000, for reliable, non-critical etchers, to more than $2.5 million, for advanced, state of the art critical etchers. Consequently, in periods of high equipment utilization we believe it is no longer cost effective to use state of the art etchers to perform both critical and non-critical etching. When critical etching is required in the production process, we believe that the leading purchasing factor for a semiconductor manufacturer will continue to be, ultimately, the product's etch performance. When non-critical etching is required in the production process, we believe the leading purchasing factor for a semiconductor manufacturer will be the overall product cost, with particular emphasis on the system's sale price. In either case, however, the semiconductor manufacturer is driven to make a value-oriented purchasing decision which minimizes the overall etch system costs, while meeting the required etch process performance. We believe that a well-implemented "mix and match" purchasing philosophy could allow a semiconductor manufacturer to realize significant etch system savings.

BUSINESS STRATEGY

     We have a large installed base of etch equipment exceeding 1,500 systems and we believe that over the years Tegal has earned a reputation as a supplier of reliable, value-oriented etch systems. Our systems are sold throughout the world to both domestic and international customers. In our fiscal year ended March 31, 2001, approximately 61% of our revenues resulted from international sales. To support our systems sales, we maintain local service and support in every major geographic market in which we have an installed base, backed up by a spares logistics system designed to provide delivery within 24 hours anywhere in the world.

     Our objective is to build on our technical knowledge, experience and reputation in the etch industry, as well as our established sales, marketing and customer service infrastructure, to be a leading supplier of etch systems for both the critical and non-critical segments of the etch market. To meet this objective, we are implementing a business strategy incorporating the following elements:

     - Use the performance capabilities of our 6500 series systems to generate incremental sales from the IC and related device markets for critical etch of specific applications and films where our products provide unique performance capabilities; and

     - Increase sales of our non-critical etch systems by focusing sales and marketing on specialty applications that are addressed by our 900 series etchers such as voice and data telecommunications chips using gallium arsenide and other III-V materials, thin film heads, small flat panels, printer heads, and the conversion from wet to dry etch technologies.

PRODUCTS

  6500 Series Products

     We offer several models of our 6500 series critical etch products configured to address film types and applications desired by the customer. We introduced the 6500 series tool in 1994 and since that time have expanded the product line to address new applications. Etch applications addressed by the 6500 series system include:

     - new high K dielectrics and associated materials used in capacitors at sub-0.5 micron for FRAMs, high-density DRAM and magnetic memory (MRAM) devices,

     - shallow trench isolation used to isolate transistors driven by increased packing densities used in memory devices employing design rules at or below 0.25 micron,

     - sub-0.5 micron multi-layer metal films composed of aluminum/copper/silicon/titanium alloys,

     - sub-0.5 micron polysilicon and 5) leading edge thin film head materials.

     All 6500 series models offer one and two-chamber configurations and a rinse/strip option. Prices for 6500 series systems typically range between $1.8 million and $3.0 million.

     Our 6500 series systems have been engineered to provide process flexibility and competitive throughput for wafers and substrates up to eight inches in diameter, while minimizing cost and space requirements. A dual chamber platform design allows for either parallel or integrated etch processes. We seek to maximize the 6500 series systems' average throughput by incorporating a process chamber technology and system architecture designed to minimize processing down-time required for cleaning and maintenance. Each 6500 series system has a central wafer handling system with full cassette vacuum loadlocks, non-contact optical wafer alignment and a vacuum transport system. Individual process module servicing is possible without shutting down the system or other chambers. Contamination control features in the 6500 series systems include pick and place wafer handling with no moving parts above the wafer, four-level vacuum isolation from the atmosphere to the etch chamber, and individual high-throughput, turbo-pumped vacuum systems for the cassettes, wafer handling platform and each process module. These and other features of the 6500 series are designed to enable a semiconductor manufacturer to reduce wafer particle contamination to a level which we believe exceeds industry standards and to improve etch results and process flexibility.

     In addition, our 6500 series systems incorporate a software system which has been designed and tested to minimize the risk of the system operator "crashing" the system or interrupting wafer fabrication, and to be easy to use. This software system incorporates a software architecture designed to operate in multiple interface modes, including operator, maintenance engineer, process engineer and diagnostic modes. Features include icon-based touch screen menus for ease of use. In addition, the software provides a quick-response interface which allows the semiconductor manufacturer access to all necessary system information for factory automation. The system includes data archiving and remote, real time diagnostics.

  900 Series Products

     We introduced our 900 series family of etch systems in 1984 as a critical etch tool of that era. Over the years, we have repositioned the 900 series family as non-critical etch systems capable of performing the less demanding etch steps required in the production of silicon-based IC devices and, more recently, as critical etch tools for new specialty devices such as gallium arsenide for high speed telecommunications devices. In 1994, we introduced an eight inch wafer capable 900 series system (capable of etching five inch to eight inch wafers) that was a scaled-up version of our three inch to six inch wafer non-critical etch system. The 900 series non-critical etch systems are aimed at pad, zero layer, non-selective nitride, backside, planarization and small flat panel display applications, thin film etch applications used in the manufacture of read-write heads for the disk drive industry and gallium arsenide and other III-V materials used in high-speed digital wireless telecommunications applications. Our 900 series systems typically sell for a price of $250,000 to $600,000.

     The 900 series systems incorporate a single diode process chamber on a non-loadlocked modular platform for reliability and ease of maintenance, which we believes results in higher average throughput and lower operating costs. Continued improvements in both reliability and performance have enabled us to offer the 900 series systems as a solution for a broad range of applications involving line widths down to 0.8 microns.

     The i900 was introduced in July 2000. This system has the same functionality of the 900 series but with added features such as user-friendly GUI (graphical user interface) touch screens and an improved transport system that will increase efficiency, while preserving the durability for which the tool is known.

CUSTOMERS

     We sell our systems to semiconductor and related electronic device component manufacturers throughout the world. Major customers over the last three fiscal years have included the following:

Advanced Wireless Semiconductor  Lucent Technologies  Seiko Epson
Alcatel                          Matsushita           Microelectronics
Austria Mikro Systeme            Motorola             Sony
Bosch                            Nortel Networks      Sumitomo Electric
Compound Semiconductor Mfg. Co.  Oki Electric         Tesla
Fairchild Semiconductor          Industry             Toshiba
Fuji Film                        Read Rite            TRW Space & Electronics
Hewlett Packard                  RF Micro Devices     Winbond Electronics

     Of these 23 customers, 15 ordered one or more systems in fiscal 2001. The composition of our top five customers has changed from year to year, but net system sales to our top five customers in each of fiscal 2001, 2000 and 1999 accounted for 42.0%, 53.1%, and 66.4% respectively, of our total net system sales. Nortel and Sony represented 17.6%, and 13.0%, respectively, of our net system sales in 2001. Motorola, Sony and ST Microelectronics represented 15.5%, 13.9% and 10.2%, respectively, of our net system sales in fiscal 2000. Matsushita, Seiko Epson, Fuji Film and Oki represented 17.9%, 14.8%, 14.7% and 11.8%, respectively, of our net system sales in fiscal 1999. Other than the above customers, no single customer represented more than 10% of our net system sales in fiscal 2001, 2000 or 1999. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, may have a material adverse effect on us.

BACKLOG

     We schedule production of our systems based upon order backlog and customer commitments. We include in our backlog only orders for which written purchase orders have been accepted and shipment dates within the next 12 months have been assigned. As of March 31, 2001 and 2000 our order backlog was approximately $10 million and $5.9 million, respectively. Booked system orders are subject to cancellation by the customer, but with substantial penalties except in the case of orders for evaluation systems or for systems which have not yet incurred production costs. Orders may be subject to rescheduling with limited or no penalty. Some orders are received for systems to be shipped in the same quarter as the order is received. As a result, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

MARKETING, SALES AND SERVICE

     We sell our systems worldwide through a network of 16 direct sales personnel and five independent sales representatives in 17 sales offices located throughout the world. In the United States of America, we market our systems through direct sales personnel located in three regional sales offices and at our Petaluma, California headquarters. In addition, we provide field service and applications engineers out of our regional locations and our Petaluma headquarters in order to ensure dedicated technical and field process support throughout the United States of America on short notice.

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

     International sales, which consist of export sales from the United States of America either directly to the end user or to one of our foreign subsidiaries, accounted for approximately 61%, 59%, and 72% of total revenue for fiscal 2001, 2000 and 1999, respectively. Revenues by region for each of the last three fiscal years were as follows:

                                                    YEARS ENDED MARCH 31,
                                                -----------------------------
                                                 2001       2000       1999
                                                -------    -------    -------
United States.................................  $15,087    $10,867    $ 8,111
Asia..........................................    5,612      2,095      2,669
Europe........................................   10,644      7,498      6,657
Japan.........................................    6,862      5,978     11,598
                                                -------    -------    -------
          Total external sales................  $38,205    $26,438    $29,035
                                                =======    =======    =======

     We generally sell our systems on 30-to-60 day credit terms to our domestic and European customers. Customers in the Pacific Rim countries, other than Japan, are generally required to deliver a letter of credit payable in U.S. dollars upon system shipment. Sales to other international customers, including Japan, are billed either in local currency or U.S. dollars. We anticipate that international sales will continue to account for a significant portion of revenue in the foreseeable future.

     We generally warrant our new systems for 12 months and our refurbished systems for six months from shipment. Installation is included in the price of the system. Our field process engineers provide customers with call-out repair and maintenance services for a fee. Customers may also enter into repair and maintenance service contracts covering our systems. We train customer service engineers to perform routine service for a fee and provide telephone consultation services generally free of charge.

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

RESEARCH AND DEVELOPMENT

     The market for semiconductor capital equipment is characterized by rapid technological change. We believe that continued and timely development of new systems and enhancements to existing systems is necessary for us to maintain our competitive position. Accordingly, we devote a significant portion of our personnel and financial resources to research and development programs and seek to maintain close relationships with our customers in order to be responsive to their system needs.

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

     As of March 31, 2001, we had 39 full-time employees dedicated to equipment design engineering, process support and research and development. Research and development expenses for fiscal 2001, 2000 and 1999 were $8.9 million, $10.1 million and $9.6 million, respectively, and represented 23.4%, 38.0% and 33.0% of total revenue, respectively. Such expenditures were used for the development of new systems and processes, continued enhancement and customization of existing systems, etching customer samples in our demonstration labs and providing process engineering support at customer sites.

MANUFACTURING

     Our etch systems are produced at our headquarters in Petaluma, California. Our manufacturing activities consist of assembling and testing components and sub-assemblies which are then integrated into finished systems. We have structured our production facility to be driven either by orders or by forecasts and have adopted a modular system architecture to increase assembly efficiency and design flexibility. We have also implemented "just-in-time" manufacturing techniques in our assembly processes. Through the use of such techniques, 900 series system manufacturing cycle times take approximately 14 days and cycle times for our 6500 series products take two to three months.

COMPETITION

     The semiconductor capital equipment industry is highly competitive. We believe that the principal competitive factor in the critical segments of the etch industry is technical performance of the system, followed closely by the existence of customer relationships, the system price, the ability to provide service and technical support on a global basis and other related cost factors. We believe that the principal competitive factor in the non-critical segments of the etch industry is system price, followed closely by the technical performance of the system, the existence of established customer relationships, the ability to provide service and technical support on a global basis and other related cost factors.

INTELLECTUAL PROPERTY

     We hold an exclusive license and/or ownership of 33 United States of America patents, including our dual frequency tri-electrode control system, and 28 corresponding foreign patents covering various aspects of our systems. We have also applied for 15 additional United States of America patents and 46 additional foreign patents. Of these patents, a few expire as early as 2003, others expire as late as 2019 with the average expiration occurring in approximately 2011. We believe that the duration of such patents generally exceeds the life cycles of the technologies disclosed and claimed therein. We believe that although the patents we have exclusively licensed or hold directly will be of value, they will not determine our success, which depends principally upon our engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our systems, processes, and manufacturing techniques. We have signed a non-exclusive field of use license to two of our patents which validates and protects our strategic application sets. In addition, other companies and inventors may receive patents that contain claims applicable to our systems and processes. The sale of our systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. We also rely on trade secrets and other proprietary technology that we seek to protect, in part, through confidentiality agreements with employees, vendors, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by others.

     The original version of the system software for our 6500 series systems was jointly developed by us and Realtime Performance, Inc., a third party software vendor. Wel hold a perpetual, non-exclusive, non-royalty bearing license to use and enhance this software. The enhanced version of the software currently used on our 6500 series systems has undergone multiple releases of the original software, and such enhancements were developed exclusively by us. Neither the software vendor nor any other party has any right to use our current release of the system software.

EMPLOYEES

     As of March 31, 2001, we had a total of 188 employees consisting of 178 regular full-time employees and 10 temporary or contract personnel, including 41 in engineering, research and development, 47 in manufacturing, 75 in marketing, sales and customer service and support and 25 in executive and administrative positions. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract, retain and develop such employees. Skilled employees, especially employees with extensive technological backgrounds, are currently in great demand. There can be no assurance that we will be able to attract or retain the skilled employees which may be necessary to continue our research and development, manufacturing or marketing programs. The loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on us.

     None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

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

     We believe that to be competitive, we will require significant financial resources in order to offer a broad range of systems, to maintain customer service and support centers worldwide and to invest in research and development. Many of our existing and potential competitors, including, among others, Applied Materials, Inc., Lam Research Corporation and Tokyo Electron Limited, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation etch and other production equipment and broader process equipment offerings, as well as greater name recognition than we do. We cannot assure you that we will be able to compete successfully against these companies in the United States of America or worldwide.

We depend on sales of our 6500 series systems in critical etch markets that may not fully adopt our product for production use.

     We have designed our 6500 series systems for sub-0.35 micron critical etch applications in emerging films, polysilicon and metal which we believe to be the leading edge of critical etch applications. Revenues from the sale of 6500 series systems have accounted for 21% and 19% of total revenues in fiscal 2001 and 2000, respectively. Our 6500 series systems are currently being used primarily for research and development activities or low volume production. For the 6500 series systems to achieve full market adoption, our customers must utilize these systems for volume production. There can be no assurance that the market for critical etch emerging film, polysilicon or metal etch systems will develop as quickly or to the degree we expect.

     If the 6500 series does not achieve significant sales or volume production due to a lack of full customer adoption, our business, financial condition, results of operations and cash flows would be materially adversely affected.

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

     The timing of new systems and technology announcements and releases by us and others may also contribute to fluctuations in quarterly operating results, including cases in which new systems or technology offerings cause customers to defer ordering systems from our existing product lines. Our revenue and operating results may also fluctuate due to the timing and mix of systems sold, the volume of service provided and spare parts delivered in a particular quarter and changes in pricing by us, our competitors or suppliers. Additionally, a substantial amount of income may be derived from patent license fees. Such fees are volatile and we cannot predict we will receive similar fees in the future. The impact of these and other factors on our revenue, operating results and cash flows in any future periods is, and will continue to be, difficult for us to forecast.

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

     Existing litigation and any future litigation could result in substantial cost and diversion of effort by us, which by itself could have a material adverse effect on our financial condition, operating results and cash flows. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our systems. In addition, licenses under third parties' intellectual property rights may not be available on reasonable terms, if at all.

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

     Our top five customers accounted for 42.0%, 53.1%, and 66.4% of our systems revenues in fiscal 2001, 2000 and 1999, respectively. Two customers accounted for more than 10% of net systems sales in fiscal 2001. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor manufacturing industry, may have a material adverse effect on our business, financial condition, results of operations and cash flows. Our ability to increase our sales in the future will depend, in part, upon our ability to obtain orders from new customers, as well as the financial condition and success of our existing customers and the general economy, which is largely beyond our ability to control.

We are exposed to additional risks associated with international sales and operations.

     International sales accounted for 61%, 59%, and 72% of total revenue for fiscal 2001, 2000 and 1999, respectively. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on our operations and financial results.

     Sales of our systems in certain countries are billed in local currency, and we have two lines of credit denominated in Japanese Yen. We generally attempt to offset a portion of our U.S. dollar denominated balance sheet exposures subject to foreign exchange rate remeasurement by purchasing currency options and forward currency contracts for future delivery. There can be no assurance that our future results of operations and cash flows will not be adversely affected by foreign currency fluctuations. In addition, the laws of certain countries in which our products are sold may not provide our products and intellectual property rights with the same degree of protection as the laws of the United States of America.

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

     Materials delays have not been significant in recent years. Nevertheless, we procure certain components and sub-assemblies included in our systems from a limited group of suppliers, and occasionally from a single source supplier. For example, we depend on MECS Corporation, a robotic equipment supplier, as the sole source for the robotic arm used in all of our 6500 series systems. We currently have no existing supply contract with MECS Corporation, and we currently purchase all robotic assemblies from MECS Corporation on a purchase order basis. Disruption or termination of certain of these sources, including our robotic sub-assembly source, could have an adverse effect on our operations and damage our relationship with our customers.

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

Special Note Regarding Forward Looking Statements

     This Form 10-K includes or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements, which are based on assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate", "believe", "estimate", "expect", "intend", "project", or similar expressions. These forward-looking statements are subject to risks, uncertainties and assumptions about us. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth under the caption "Risk Factors" and elsewhere in this prospectus and the documents incorporated by reference in this Form 10-K. If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirely by the cautionary statements in this paragraph.

ITEM 2. PROPERTIES

     We maintain our headquarters, encompassing our executive office, manufacturing, engineering and research and development operations, in one leased 120,000 square foot facility in Petaluma, California. We currently occupy 90,000 square feet of this building, with the remaining portion sublet or being offered for sublet. The lease expires in March 2004 and carries one five-year renewal option. Other than certain large pieces of capital equipment leased by us, we own substantially all of the machinery and equipment used in our facilities. We believe that our existing facilities are adequate to meet our requirements for several years.

     We lease sales, service and process support space in Santa Clara, California; Munich, Germany; Kawasaki, Japan; Catania, Italy; Seoul, South Korea, and Hsin Chu City, Taiwan.

ITEM 3. LEGAL PROCEEDINGS

     On March 17, 1998, we filed a suit in the United States of America District Court in the Eastern District of Virginia against Tokyo Electron Limited and several of its U.S. subsidiaries (collectively, "TEL") alleging that TEL's 65DI and 85DI IEM etch equipment infringe certain of our patents. The suit was tried to the court in May 1999, and on August 31, 1999, the court found both patents-in-suit valid, and found that TEL had willfully infringed our '223 dual-frequency triode etcher patent. The court enjoined TEL from further sales or service of its IEM etchers. In addition, the court ordered TEL to pay attorney's fees and court costs to us. TEL filed an appeal of the court's ruling. A follow-on action against TEL concerning a later generation of IEM equipment is pending in the same court. The District Court granted summary judgment of non-infringement in the follow-on action against TEL in August 2000. We are appealing that ruling. We cannot assure you of the timing or outcome of either appeal or of the effect of any such outcome on our business.

     On September 1, 1999, we filed a patent infringement action against Lam Research Corporation ("Lam"), asserting infringement of the '223 patent and a second, related patent. That suit was also filed in the Eastern District of Virginia, Richmond Division. We are seeking injunctive relief barring Lam from manufacturing, selling and supporting products that incorporate our patented technology. We are further seeking enhanced damages for willful infringement of our patents. Lam filed a motion to dismiss that action for lack of jurisdiction, or in the alternative to transfer that action to the Northern District of California. On December 7, 1999, the motion to transfer was granted. The case has since been transferred to the Northern District of California. Discovery has begun in that action. A Markman hearing, previously scheduled for May 2001, has been taken off calendar pending decision of TEL's appeal to the Federal Circuit. We cannot assure you of the timing or outcome of this lawsuit or of the effect of any such outcome on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal fourth quarter ended March 31, 2001.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding our executive officers as of March 31, 2001:

               NAME                 AGE                    POSITION
               ----                 ---                    --------
Michael L. Parodi.................  52    Chairman of the Board of Directors,
                                          President and Chief Executive Officer
Paul N. Erickson..................  65    Chief Financial Officer
Stephen P. DeOrnellas.............  46    Vice President, Technology and Corporate
                                          Development and Chief Technical Officer
George B. Landreth................  46    Vice President, Product Development
James D. McKibben.................  50    Vice President, Worldwide Sales and
                                          Marketing
Colin C. Tierney..................  54    Vice President, Worldwide Operations and
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

     PAUL N. ERICKSON joined us as Chief Financial Officer in October 2000 and is responsible for overseeing our day-to-day financial and administrative operations. Prior to joining us, Mr. Erickson was principal of Strategic Consulting Services, a comprehensive management consulting and interim executive services company, which he founded in 1983. Mr. Erickson has nearly 40 years of experience in strategic development and mergers and acquisitions. His past experience includes working with a number of large public and privately held companies in senior management positions, including Good Guys Inc., Consolidated Fibres and Wells Fargo & Company.

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

     GEORGE B. LANDRETH joined us in November 1992 as Manager of Mechanical Engineering where he was responsible for directing the development of our 6500 series critical etch systems platform. From June 1996 until April 1997 he served as Director of Program Development, at which time he was promoted to Vice President, Product Development. Prior to joining us, Mr. Landreth held product development engineering management and design engineering positions with KLA, Silicon Valley Group, Inc., Optoscan Corporation, Eaton Corporation, Siltec Corporation and Peterbilt Motors.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Since October 19, 1995, our common stock has been traded on the Nasdaq National Market System under the symbol TGAL. The following table sets forth the range of high and low sales prices for our common stock for each quarter during the prior two fiscal years.

                                                               HIGH      LOW
                                                               ----      ---
FISCAL YEAR 2000
First Quarter...............................................   3.938    2.875
Second Quarter..............................................   4.750    2.000
Third Quarter...............................................  13.500    2.000
Fourth Quarter..............................................   9.688    5.500

FISCAL YEAR 2001
First Quarter...............................................   6.875    2.875
Second Quarter..............................................   8.000    3.031
Third Quarter...............................................   3.750    1.131
Fourth Quarter..............................................   4.500    1.781

     The approximate number of record holders of our common stock as of March 31, 2001 was 213. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future. Further, our domestic line of credit restricts the declaration and payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                          YEAR ENDED MARCH 31,
                                           ---------------------------------------------------
                                            2001       2000       1999       1998       1997
                                           -------    -------    -------    -------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
  Revenue................................  $38,205    $26,438    $29,035    $41,472    $57,423
  Gross profit...........................   13,915      9,231      8,161     17,095     25,901
  Operating income (loss)................   (7,226)   (12,932)   (15,402)    (6,673)     3,180
  Income (loss) before provision for
     income taxes and cumulative effect
     of change in accounting principle...    1,096    (12,571)   (14,997)    (5,545)     4,180
  Net income (loss)......................      699    (12,571)   (15,132)    (5,545)     3,140
  Net income (loss) per share:(1)
     Basic...............................     0.06      (1.15)     (1.42)     (0.54)      0.31
     Diluted.............................     0.05      (1.15)     (1.42)     (0.54)      0.29
  Shares used in per share computation:
     Basic...............................   12,499     10,964     10,630     10,364     10,124
     Diluted.............................   12,838     10,964     10,630     10,364     10,764
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents..............  $12,649    $12,627    $17,569    $25,660    $30,323
  Working capital........................   26,551     24,993     27,298     39,574     45,392
          Total assets...................   42,252     35,573     39,652     55,146     63,524
  Short-term notes payable to banks and
     others..............................    3,840        430        223        285        252
  Long-term obligations..................       44        130         30        101        301
  Stockholders' equity...................   28,609     27,431     30,816     44,804     50,542

     Pro forma statements of operations data assuming application of SAB 101 "Revenue Recognition in Financial Statements" is applied retroactively is as follows:

                                                           YEAR ENDED MARCH 31,
                                           ----------------------------------------------------
                                              AS         PRO        PRO        PRO        PRO
                                           REPORTED     FORMA      FORMA      FORMA      FORMA
                                             2001       2000       1999       1998       1997
                                           --------    -------    -------    -------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
  Revenue................................  $38,205     $26,216    $29,165    $41,942    $56,567
  Gross profit...........................   13,915       8,987      8,226     17,330     25,473
  Operating income (loss)................   (7,226)    (13,176)   (15,337)    (6,438)     2,752
  Income (loss) before provision for
     income taxes and cumulative effect
     of change in accounting
     principles..........................    1,096     (12,815)   (14,932)    (5,310)     3,752
  Net income (loss)......................      699     (12,815)   (15,067)    (5,310)     2,712
  Net income (loss) per share:(1)
     Basic...............................     0.06       (1.17)     (1.42)     (0.51)      0.27
     Diluted.............................     0.05       (1.17)     (1.42)     (0.51)      0.25
  Shares used in per share computation:
     Basic...............................   12,499      10,964     10,630     10,364     10,124
     Diluted.............................   12,838      10,964     10,630     10,364     10,764

---------------
(1) See Note 1 of our Consolidated Financial Statements for an explanation of the computation of earnings per share.

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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the years indicated as a percentage of revenue:

                                                             MARCH 31,
                                                      -----------------------
                                                      2001     2000     1999
                                                      -----    -----    -----
Revenue.............................................  100.0%   100.0%   100.0%
Cost of sales.......................................   63.6     65.1     71.9
                                                      -----    -----    -----
Gross profit........................................   36.4     34.9     28.1
                                                      -----    -----    -----
Operating expenses:
  Research and development expenses.................   23.4     38.0     33.0
  Sales and marketing expenses......................   13.5     18.1     18.0
  General and administrative expenses...............   18.4     27.7     30.1
                                                      -----    -----    -----
          Total operating expenses..................   55.3     83.8     81.1
                                                      -----    -----    -----
Operating loss......................................  (18.9)   (48.9)   (53.0)
Other income, net...................................   21.8      1.4      1.4
                                                      -----    -----    -----
Income (loss) before provision for income taxes and
  cumulative effect of change in accounting
  principle.........................................    2.9    (47.5)   (51.6)
Provision for income taxes..........................    0.1      0.0     (0.5)
                                                      -----    -----    -----
Income (loss) before cumulative effect of change in
  accounting principle..............................    2.8    (47.5)   (52.5)
                                                      -----    -----    -----
Cumulative effect of change in accounting
  principle.........................................   (1.0)      --       --
                                                      -----    -----    -----
          Net income (loss).........................    1.8%   (47.5)%  (52.1)%
                                                      =====    =====    =====

YEARS ENDED MARCH 31, 2001, 2000 AND 1999

  Revenue

     Our revenue is derived from sales of new and refurbished systems, spare parts and non-warranty service. Revenue increased 45% in fiscal 2001 from fiscal 2000 (to $38.2 million from $26.4 million). Revenue declined 9 percent in fiscal 2000 from fiscal 1999 (to $26.4 million from $29.0 million). The revenue increase in fiscal 2001 compared to fiscal 2000 was principally attributable to an increase in sales of our 900 and 6500 series etch systems. There was a slight increase in spares and service which we believe is due to the increased usage of systems previously installed. The revenue decline in fiscal 2000 as compared to fiscal 1999 was principally attributable to selling one less 6500 series system resulting in $1.6 million less revenue in fiscal 2000. In addition, our service revenue declined by $0.6 million in fiscal 2000 over fiscal 1999.

     International sales accounted for approximately 61, 59, and 72 percent of total revenue in fiscal 2001, 2000 and 1999, respectively. We expect that international sales will continue to account for a significant portion of our revenue.

  Gross Profit

     Our gross profit as a percentage of revenue (gross margin) increased slightly to 36 percent in fiscal 2001 from 35 percent in fiscal 2000, which was up from 28 percent in fiscal 1999. The gross margin increase in fiscal

2001 as compared to fiscal 2000 was principally due to higher gross margins for systems because of higher volumes, partially offset by lower margins in the service and spares. The gross margin increase in fiscal 2000 as compared to fiscal 1999 is principally due to reduced costs in service and spare parts. In the case of service, expenses in fiscal 2000 were materially less due to reduced headcount and in the case of spares, margins were improved due to a favorable mix of parts sold and other inventory related costs including reduced provisions for excess and obsolete inventory of $0.3 million.

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

  Research and Development

     Research and development expenses consist primarily of salaries, prototype material and other costs associated with our research and product development efforts. In absolute dollars, research and development expenses decreased to $9.0 million in fiscal 2001 from $10.1 million in fiscal 2000, which had increased slightly from $9.6 million in fiscal 1999. Research and development as a percentage of revenue decreased to 23 percent from 38 percent in fiscal 2000, which had increased from 33 percent in fiscal 1999. The absolute dollar decrease in fiscal 2001 expenses over fiscal year 2000 was due primarily to the completion of a project that had produced increased spending in the prior fiscal year for prototype material enhancements to the 6500 series system. The absolute dollar increase in fiscal 2000 expenses over fiscal 1999 expenses was attributable to that same project. We anticipate that fiscal 2002 research and development expenses in absolute dollars will continue at or decline slightly from fiscal 2001 levels to permit us to support new process applications at our 6500 series customer installations and to further enhance the 6500 series product line, while permitting research and development expenses as a percentage of sales to decline to a more sustainable ratio.

  Sales and Marketing

     Sales and marketing expenses primarily consist of salaries, commissions, trade show promotion and advertising expenses. In absolute dollars, sales and marketing expenses increased to $5.1 million in fiscal year 2001 from $4.8 million in fiscal 2000, which had decreased from $5.2 million in fiscal 1999. As a percentage of revenue, sales and marketing expenses decreased to 13% in fiscal year 2001 from 18 percent in fiscal 2000 and fiscal 1999. The absolute dollar increase in fiscal 2001 from fiscal year 2000 was primarily due to expenses related to the increased systems sales. The declines in sales and marketing expenses in fiscal 2000 versus fiscal 1999 were principally due to declines in systems sales volumes, resulting in lower commission spending, and to reduced spending on advertising. We expect to slightly decrease our absolute dollar spending on sales and marketing in fiscal 2002 due to our continued efforts to cut advertising and trade show spending.

  General and Administrative

     General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities. General and administrative expenses in absolute dollars decreased to $7.1 million in fiscal 2001 from $7.3 million in fiscal 2000, which had decreased from $8.7 million in fiscal 1999. As a percentage of revenues, general and administrative expenses declined to 18%, down from 28 percent in fiscal 2000 and 30 percent in fiscal 1999. The absolute dollar decrease in general and administrative expenses in fiscal 2001 over fiscal 2000 was primarily attributable to a $0.6 million decline in litigation expense in 2001. The decrease in general and administrative expenses in fiscal 2000 over fiscal 1999 was primarily attributable to a $1.1 million decline in litigation-related expenses in fiscal 2000. We anticipate that our general and administrative expenses for fiscal 2002 will be somewhat lower than fiscal 2001 spending due primarily to anticipated reductions in legal costs associated with our intellectual property.

  Other Income, Net

     Other income, net, consists principally of royalty income, interest income, interest expense, gains and losses on foreign exchange and the sale of fixed assets. We recorded net non-operating income of $8.3 million, $0.4 million, and $0.4 million in fiscal 2001, 2000 and 1999, respectively. In 2001, net non-operating income was primarily due to licensing fees received for non-exclusive patent rights. In the previous two years, net non-operating income was primarily attributable to interest income on outstanding cash balances.

  Provision for Income Taxes

     Our effective tax rate was 2.3 percent in fiscal 2001, and zero percent in fiscal 2000 and 1999. We recorded a small provision for federal alternative minimum tax in fiscal year 2001. We believe that we have sufficient tax loss carry forward balances to offset any other tax liability related to the current year earnings. We incurred net losses before taxes in the previous two years and therefore recorded no tax provision in fiscal 2000 and recorded a tax provision of $0.1 million in fiscal 1999 associated with our operations in Japan.

  Cumulative Effect of Change in Accounting Principle

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition. Historically, we recognized revenue from the sales of our products when title passed to the customer, and accrued for the costs of installation and estimated warranty costs. Under the new accounting method adopted retroactively to April 1, 2000, no revenues are recognized until both title and risk of loss have passed to the customer. In addition, we defer revenue recognition for new product sales until installation and customer acceptance have occurred. For sales of existing products, upon the transfer of title and risk of loss, revenue is recorded at the lesser of the fair value of the equipment or the contractual amount billable upon shipment. The remainder is recorded as deferred revenue and recognized as revenue upon installation and customer acceptance. Revenue recognition for spare part sales has generally not changed under the provisions of SAB 101. Services revenue recognition is also unchanged, with such revenue recognized as the related services are provided, unless services are paid for in advance according to service contracts, in which case revenue is deferred and recognized over the service period using the straight-line method. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured.

     During the fourth quarter of fiscal 2001, we implemented SAB 101, retroactive to the beginning of the fiscal year. This was reported as a cumulative effect of a change in accounting principle as of April 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $372K (net of income taxes of $0), which has been included in income for the year ended March 31, 2001. For fiscal 2001, we recognized $478K in revenue that is included in the cumulative effect of the change in accounting principle.

  Liquidity and Capital Resources

     Net cash used in operations was $2.9 million in fiscal 2001 due principally to income of $2.1 million (after adjusting for depreciation) and an increase in accounts payable and other accrued liabilities, offset by an increase in accounts receivable, inventory, and prepaid expenses. Net cash used in operations was $13.6 million in fiscal 2000, due principally to a net loss of $11.0 million after adjusting for depreciation, an increase in accounts receivable and inventories, offset in part by a decline in other current assets and an increase in accrued expenses and accounts payable. Net cash used in operations was $8.2 million in fiscal 1999, due principally to a net loss of $13.2 million after adjusting for depreciation, a decline in accrued expenses and accounts payable offset, in part, by a decline in accounts receivable, inventories, and other current assets.

     Net capital expenditures totaled $0.9 million, $0.6 million, and $0.1 million in fiscal 2001, 2000 and 1999, respectively. Capital expenditures in all three years were incurred principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers.

     Net cash provided by financing activities totaled $3.6 million for fiscal 2001 due principally to increased borrowings against the domestic line of credit. Net cash provided by financing activities totaled $9.2 million for fiscal 2000, due principally to proceeds from the sale of 1.3 million shares of our common stock and from the exercise of employee stock options and employee participation in our stock purchase plan. Net cash provided by financing activities for fiscal 1999 was immaterial.

     As of March 31, 2001, we had approximately $12.6 million of cash and cash equivalents. In addition to cash and cash equivalents, our other principal sources of liquidity consist of unused portions of several bank borrowing facilities. As of March 31, 2001, we had available $0.3 million of unused domestic credit line availability with $3.5 million borrowed against that line. The domestic credit line bears interest at prime plus 1.5 percent, or 10.0% as of March 31, 2001. The domestic line of credit has a $10 million maximum borrowing capacity secured by substantially all of our assets. This facility will be available until April 2003. In addition to the foregoing facility, as of March 31, 2001, our Japanese subsidiary had two lines of credit available for a total of 450 million Yen (approximately $3.7 million at exchange rates prevailing on March 31, 2001) collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.375 percent as of March 31, 2001) plus 0.25 percent and 0.625 percent, respectively.

     We believe that anticipated cash flows from operations, funds available under our lines of credit and existing cash and cash equivalent balances will be sufficient to meet our cash requirements for the next twelve months. After that time, we cannot be certain that additional funding will be available on acceptable terms, or at all. If we require additional capital resources to grow our business, execute our operating plans, or acquire complimentary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities or secure additional lines of credit, which may result in additional dilution to our stockholders. In addition, we cannot be assured that additional financing, if needed, will be available on favorable terms, or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK DISCLOSURE

     We are exposed to financial market risks, including changes in foreign currency exchange ("FX") rates and interest rates. To mitigate the risks associated with FX rates, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

     We manufacture the majority of our products in the United States of America; however, we service customers worldwide and thus have a cost base that is diversified over a number of European and Asian currencies as well as the U.S. dollar. This diverse base of local currency costs serves to mitigate partially the earnings effect of potential changes in value of our local currency denominated revenue. Additionally, we denominate our export sales in U.S. dollars, whenever possible.

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

     We do not hedge our foreign currency exposures in a manner that would entirely eliminate the effects of changes in FX rates on our operations. Accordingly, our reported revenue and results of operations have been, and may in the future be, affected by changes in the FX rates. We have utilized a sensitivity analysis for the purpose of identifying market risk in relation to underlying transactions that are sensitive to FX rates including foreign currency forward exchange contracts and nonfunctional currency denominated receivables. The net amount that is exposed to changes in foreign currency rates was evaluated against a 10% change in the value of the foreign currency versus the U.S. dollar. Based on this analysis, we believe that we are not materially sensitive to changes in foreign currency rates on our net exposed FX position.

     A 78 basis-point move in the weighted average interest rates (10% of our weighted average interest rates in 2001) affecting our floating rate financial instruments as of March 31, 2001, would have an immaterial effect on our pretax results of operations over the next fiscal year.

     All of the potential changes noted above are based on sensitivity analyses performed on our balances as of March 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TEGAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 12,649    $ 12,627
  Accounts receivable, net of allowances for sale returns
     and doubtful accounts of $127 and $449 at March 31,
     2001 and 2000, respectively............................     7,967       6,438
  Inventory, net............................................    17,759      13,261
  Prepaid expenses and other current assets.................     1,775         679
                                                              --------    --------
          Total current assets..............................    40,150      33,005
Property and equipment, net.................................     1,772       2,223
Other assets................................................       330         345
                                                              --------    --------
          Total assets......................................  $ 42,252    $ 35,573
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $  3,840    $    430
  Accounts payable..........................................     4,139       2,538
  Accrued expenses and other current liabilities............     5,620       5,044
                                                              --------    --------
          Total current liabilities.........................    13,599       8,012
Long term portion of capital lease obligations..............        44         130
                                                              --------    --------
          Total liabilities.................................    13,643       8,142
                                                              --------    --------
Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred stock; $0.01 par value; 5,000,000 shares
     authorized; none issued and outstanding................        --          --
  Common stock; $0.01 par value; 35,000,000 shares
     authorized; 12,572,252 and 12,452,744 shares issued and
     outstanding at March 31, 2001 and 2000, respectively...       126         124
  Additional paid-in capital................................    65,087      64,699
  Accumulated other comprehensive income....................       350         261
  Accumulated deficit.......................................   (36,954)    (37,653)
                                                              --------    --------
          Total stockholders' equity........................    28,609      27,431
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 42,252    $ 35,573
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED MARCH 31,
                                                              -------------------------------
                                                               2001        2000        1999
                                                              -------    --------    --------
Revenue.....................................................  $38,205    $ 26,438    $ 29,035
Cost of sales...............................................   24,290      17,207      20,874
                                                              -------    --------    --------
  Gross profit..............................................   13,915       9,231       8,161
                                                              -------    --------    --------
Operating expenses:
  Research and development expenses.........................    8,939      10,061       9,594
  Sales and marketing expenses..............................    5,140       4,782       5,221
  General and administrative expenses.......................    7,062       7,320       8,748
                                                              -------    --------    --------
          Total operating expenses..........................   21,141      22,163      23,563
                                                              -------    --------    --------
  Operating loss............................................   (7,226)    (12,932)    (15,402)
Other income, net...........................................    8,322         361         405
                                                              -------    --------    --------
Income (loss) before provision for income taxes and
  cumulative effect of change in accounting principle.......    1,096     (12,571)    (14,997)
Provision for income taxes..................................       25           0         135
                                                              -------    --------    --------
Income (loss) before cumulative effect of change in
  accounting principle......................................    1,071     (12,571)    (15,132)
                                                              -------    --------    --------
Cumulative effect of change in accounting principle, net of
  tax of $0.................................................     (372)          0           0
                                                              -------    --------    --------
  Net income (loss).........................................  $   699    $(12,571)   $(15,132)
                                                              =======    ========    ========
Income (loss) per share before cumulative effect of change
  of accounting principle:
  Basic.....................................................  $  0.09    $  (1.15)   $  (1.42)
  Diluted...................................................     0.08       (1.15)      (1.42)
Cumulative effect of change in accounting principle:
  Basic.....................................................  $ (0.03)         --          --
  Diluted...................................................    (0.03)         --          --
Net income (loss) per share:
  Basic.....................................................  $  0.06    $  (1.15)   $  (1.42)
  Diluted...................................................     0.05       (1.15)      (1.42)
Weighted average shares used in per share computations:
  Basic.....................................................   12,499      10,964      10,630
  Diluted...................................................   12,838      10,964      10,630

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    ACCUMULATED
                                   COMMON STOCK       ADDITIONAL       OTHER                         TOTAL
                                -------------------    PAID-IN     COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                  SHARES     AMOUNT    CAPITAL     INCOME (LOSS)     DEFICIT        EQUITY
                                ----------   ------   ----------   -------------   -----------   -------------
Balances at March 31, 1998....  10,566,038    $106     $55,177         $(529)       $ (9,950)       $44,804
Common stock issued under
  option and stock purchase
  plans.......................     159,612       1         458                                          459
Net loss......................                                                       (15,132)
Cumulative translation
  adjustment..................                                           685
Total comprehensive loss......                                                                      (14,447)
                                ----------    ----     -------         -----        --------        -------
Balances at March 31, 1999....  10,725,650    $107     $55,635         $ 156        $(25,082)       $30,816
Common stock sold, net of
  issuance costs of $480......   1,292,336      13       7,507                                        7,520
Common stock issued under
  option and stock purchase
  plans.......................     434,758       4       1,557                                        1,561
Net loss......................                                                       (12,571)
Cumulative translation
  adjustment..................                                           105
Total comprehensive loss......                                                                      (12,466)
                                ----------    ----     -------         -----        --------        -------
Balances at March 31, 2000....  12,452,744    $124     $64,699         $ 261        $(37,653)       $27,431
Common stock issued under
  option and stock purchase
  plans.......................     119,508       2         388                                          390
Net income....................                                                           699
Cumulative translation
  adjustment..................                                            89
Total comprehensive loss......                                                                          788
                                ----------    ----     -------         -----        --------        -------
Balances at March 31, 2001....  12,572,252    $126     $65,087         $ 350        $(36,954)       $28,609
                                ==========    ====     =======         =====        ========        =======

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED MARCH 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
Cash flows from operating activities:
  Net income (loss)........................................  $    699    $(12,571)   $(15,132)
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
       Deferred income taxes...............................        --          --         239
       Depreciation and amortization.......................     1,362       1,559       1,904
       Allowance for doubtful accounts and for sales
          return...........................................      (322)        185        (277)
       Cumulative effect of change in accounting
          principle........................................       372          --          --
       Changes in operating assets and liabilities:
          Accounts receivable..............................    (1,232)     (1,545)      4,763
          Inventory........................................    (4,961)     (1,067)      1,963
          Prepaid expenses and other assets................    (1,102)        872       1,168
          Accounts payable and other current liabilities...     2,326        (979)     (2,817)
                                                             --------    --------    --------
          Net cash used in operating activities............    (2,858)    (13,546)     (8,189)
                                                             --------    --------    --------
Cash flows used in investing activities for the purchases
  of property and equipment................................      (910)       (597)       (106)
                                                             --------    --------    --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock...............       390       9,081         460
  Borrowings under notes payable...........................    40,757       9,264       2,164
  Repayment of notes payable...............................   (37,433)     (9,057)     (2,226)
  Repayment of capital lease obligations...................      (104)       (105)       (224)
                                                             --------    --------    --------
          Net cash provided by financing activities........     3,610       9,183         174
                                                             --------    --------    --------
Effect of exchange rates on cash and cash equivalents......       180          18          30
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......        22      (4,942)     (8,091)
Cash and cash equivalents at beginning of year.............    12,627      17,569      25,660
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 12,649    $ 12,627    $ 17,569
                                                             ========    ========    ========
Supplemental disclosures of cash paid during the year
  Interest.................................................  $    557    $    123    $     28
                                                             ========    ========    ========
  Income taxes.............................................  $     35    $    332    $     --
                                                             ========    ========    ========
Supplemental disclosure of non-cash investing and financing
  activities
  Transfer of demo lab equipment between inventory and
     fixed assets..........................................  $    380    $    255    $   (249)
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                               TEGAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARE DATA, UNLESS
                                OTHERWISE NOTED)

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

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from those estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments having a maturity of three months or less on the date of purchase to be cash equivalents.

     At March 31, 2001 and 2000, all of the Company's investments are classified as cash equivalents on the balance sheet. The investment portfolio at March 31, 2001 and 2000 is comprised of money market funds. At March 31, 2001 and 2000, the fair value of the Company's investments approximated cost.

  Financial Instruments Disclosures

     The carrying amount of the Company's financial instruments, including accounts receivable, approximates fair value due to their relatively short maturity. The Company has foreign subsidiaries which operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company utilizes hedge instruments, primarily forward contracts, to manage its exposure associated with firm third-party transactions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative purposes. Forward contracts are considered identifiable hedges and realized and unrealized gains and losses are deferred until settlement of the hedged items. They are recognized as other gains or losses when a hedged transaction is no longer expected to occur. Deferred gains and losses were not significant at March 31, 2001 or 2000. Foreign currency gains and losses included in other income (expense) were not significant for the years ended March 31, 2001, 2000 and 1999.

                               TEGAL CORPORATION

    (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARE DATA, UNLESS
                                OTHERWISE NOTED)

     At March 31, 2001 the Company had forward exchange contracts maturing at various dates throughout fiscal 2002 to exchange 250 million Yen into $2.2 million. The fair value of these instruments was immaterial at March 31, 2001. At March 31, 2000, the Company had no forward exchange contracts.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company's temporary investments are invested in money market funds. The Company's accounts receivable are derived primarily from sales to customers located in the U.S., Europe, and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of March 31 2001, two customers accounted for approximately 20 percent and 23 percent of the accounts receivable balance. As of March 31, 2000, two customers accounted for approximately 34 percent and 12 percent of the accounts receivable balance.

  Inventory

     Inventory is stated at the lower of cost or market net of an allowance for obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs.

  Warranty Costs

     A warranty is provided under the terms of our system contract. Typically our warranty period is six to 12 months depending on the contract specifications. We provide for these costs at the time of revenue recognition based upon prior experience.

  Property and Equipment

     Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of the estimated useful life of the improvements or the lease term. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in the results of operations. We generally depreciate our assets over the following periods:

                                            YEARS
                                            -----
Furniture and machinery and equipment.....    7
Computer and software.....................    3
Demo lab equipment........................    7
                                              5or
                                               remaining
                                               lease
Leasehold improvements....................     life

  Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.

                               TEGAL CORPORATION

    (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARE DATA, UNLESS
                                OTHERWISE NOTED)

  Income Taxes

     Deferred income taxes are recognized for the differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  Revenue Recognition

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition. Historically, the Company recognized revenue from the sales of its products when title passed to the customer, and accrued for the costs of installation and estimated warranty costs. Under the new accounting method adopted retroactively to April 1, 2000, no revenues are recognized until both title and risk of loss have passed to the customer. In addition, the Company defers revenue recognition for new product sales until installation and customer acceptance have occurred. For sales of existing products, upon the transfer of title and risk of loss, revenue is recorded at the lesser of the fair value of the equipment or the contractual amount billable upon shipment. The remainder is recorded as deferred revenue and recognized as revenue upon installation and customer acceptance. Revenue recognition for spare part sales has generally not changed under the provisions of SAB 101. Services revenue recognition is also unchanged, with such revenue recognized as the related services are provided, unless services are paid for in advance according to service contracts, in which case revenue is deferred and recognized over the service period using the straight-line method. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

     During the fourth quarter of fiscal 2001, the Company implemented SAB 101, retroactive to the beginning of the fiscal year. This was reported as a cumulative effect of a change in accounting principle as of April 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $372 (net of income taxes of $0), or $0.03 per share, which has been included in income for the year ended March 31, 2001. For fiscal 2001, the Company recognized $478 in revenue that is included in the cumulative effect of the change in accounting principle as of April 1, 2000. The results for the first three quarters of the year ended March 31, 2001 have been restated in accordance with SAB 101. Pro forma amounts for the years ended March 31, 2000 and 1999, assuming SAB 101 had been applied in those years, are as follows:

                                                         YEAR ENDED MARCH 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
AS REPORTED:
Net loss...............................................  $(12,571)   $(15,132)
Net loss per share, basic and diluted..................     (1.15)      (1.42)

PROFORMA:
Net loss...............................................  $(12,815)   $(15,067)
Net loss per share, basic and diluted..................     (1.17)      (1.42)

  Earnings Per Share

     Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding plus any potentially dilutive securities, except when antidilutive.

                               TEGAL CORPORATION

    (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARE DATA, UNLESS
                                OTHERWISE NOTED)

  Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company's policy is to grant options with an exercise price equal to the closing market price of the Company's stock on the grant date. Accordingly, no compensation cost for stock option grants has been recognized in the Company's statements of operations. The Company provides additional proforma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" (see Note 7).

     The value of warrants, options or stock exchanged for services from non-employees is generally expensed over the period benefited. Such warrants and options are valued using the Black-Scholes option pricing model. To calculate the expense, the Company uses either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

     In April 2000, the Financial Accounting Standards Board issued FASB Interpretation 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion No. 25," The Company has adopted the provisions of FIN 44 and such adoption did not materially impact the Company's financial position, result of operations or cash flows.

  Comprehensive Income

     Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for Tegal is attributable to foreign currency translation adjustments. Comprehensive income is shown in the statement of stockholders' equity.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 pursuant to the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 by one year. Upon adoption of SFAS No. 133, the Company will be required to adjust hedging instruments to fair value in the consolidated balance sheet and recognize the offsetting gain or loss as a transition adjustment to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. The Company believes that the adoption of this statement will not have a significant effect on the Company's financial position, results of operations or cash flows.

                               TEGAL CORPORATION

    (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARE DATA, UNLESS
                                OTHERWISE NOTED)

NOTE 2. BALANCE SHEET AND INCOME STATEMENT DETAIL

     Inventory consisted of:

                                                               MARCH 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
Raw materials............................................  $ 4,810    $ 2,579
Work in process..........................................    4,369        633
Finished goods and spares................................    8,580     10,049
                                                           -------    -------
                                                           $17,759    $13,261
                                                           =======    =======

     Property and equipment consisted of:

                                                              MARCH 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
Machinery and equipment................................  $  8,586    $  8,229
Demo lab equipment.....................................     2,251       2,795
Leasehold improvements.................................     3,407       2,998
                                                         --------    --------
                                                           14,244      14,022
Less accumulated depreciation and amortization.........   (12,472)    (11,799)
                                                         --------    --------
                                                         $  1,772    $  2,223
                                                         ========    ========

     Machinery and equipment at March 31, 2001 and 2000 includes approximately $255 and $484, respectively, of assets under leases that have been capitalized. Accumulated amortization for such equipment approximated $127 and $265, respectively.

     A summary of accrued expenses and other current liabilities follows:

                                                                MARCH 31,
                                                             ----------------
                                                              2001      2000
                                                             ------    ------
Accrued compensation costs.................................  $1,312    $1,193
Income taxes payable.......................................     603       596
Product warranty...........................................   1,542     1,188
Other......................................................   2,119     2,067
                                                             ------    ------
                                                             $5,576    $5,044
                                                             ======    ======

     Other income, net, consisted of the following:

                                                      YEAR ENDED MARCH 31,
                                                    ------------------------
                                                     2001     2000     1999
                                                    ------    -----    -----
Interest income...................................  $  597    $ 384    $ 951
Interest expense..................................    (731)    (132)     (28)
Foreign currency exchange gain (loss), net........     276       48     (549)
Non-exclusive licensing fees......................   8,350        0        0
Other.............................................    (170)      61       31
                                                    ------    -----    -----
                                                    $8,322    $ 361    $ 405
                                                    ======    =====    =====

NOTE 3. EARNINGS PER SHARE

     SFAS No. 128, "Earnings Per Share", requires dual presentation of basic and diluted net income (loss) per share on the face of the income statement. Basic EPS is computed by dividing income

                               TEGAL CORPORATION

    (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARE DATA, UNLESS
                                OTHERWISE NOTED)

(loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period. All amounts in the following table are in thousands except per share data.

                                                   YEAR ENDED MARCH 31,
                                              -------------------------------
                                               2001        2000        1999
                                              -------    --------    --------
Basic net income (loss) per share:
  Income available to common stockholders...  $   699    $(12,571)   $(15,132)
  Weighted average common shares
     outstanding............................   12,499      10,964      10,630
  Basic net income (loss) per share.........  $  0.06    $  (1.15)   $  (1.42)
Diluted net income (loss) per share:
  Income available to common stockholders...  $   699    $(12,571)   $(15,132)
  Weighted average common shares
     outstanding............................   12,499      10,964      10,630
  Diluted potential common shares from stock
     options................................      339          --          --
                                              -------    --------    --------
  Weighted average common shares and
     dilutive potential common shares.......   12,838      10,964      10,630
  Diluted net income (loss) per share.......  $  0.05    $  (1.15)   $  (1.42)

     Total stock options outstanding at March 31, 2000 of 3,098,733 and March 31, 1999 of 2,441,000 were excluded from the computations of diluted net income
(loss) per share because of their anti-dilutive effect on diluted earnings
(loss) per share.

NOTE 4. NOTES PAYABLE TO BANKS AND OTHERS

     In April 2000, the Company replaced its prior line of credit with a replacement line of credit totaling $10 million with a U.S. financial institution. The amount outstanding as of March 31, 2001 was $3.5 million. No amount was outstanding under the old line of credit as of March 31, 2000 and March 31, 1999. The current line bears interest at prime plus 1.5 percent, is secured by a blanket security on all of the Company's assets, and is available until April 2003. The line of credit restricts the declaration and payment of cash dividends and includes, among other terms and conditions, requirements that the Company maintain certain levels of cash and tangible net worth.

     The Company's Japanese subsidiary has two lines of credit available for 300 million Yen and 150 million Yen (approximately $2.5 million and $1.2 million, respectively, at exchange rates prevailing as of March 31, 2001), bearing interest at 1.625 percent and 2.0 percent in excess of Japanese prime (1.375 percent as of March 31, 2001). The lines of credit are available until June 30, 2001 and September 30, 2001, respectively, and are secured by Japanese customer promissory notes provided in advance of payment. Outstanding balances on these lines in U.S. dollars as of March 31, 2001 and 2000, were $226 and $417, respectively.

NOTE 5. INCOME TAXES

     The components of income (loss) before provision for income taxes and cumulative effect of change in accounting principle are as follows:

                                                    YEAR ENDED MARCH 31,
                                               ------------------------------
                                                2001       2000        1999
                                               ------    --------    --------
Domestic.....................................  $1,447    $(12,664)   $(14,563)
Foreign......................................    (351)         93        (434)
                                               ------    --------    --------
                                               $1,096    $(12,571)   $(14,997)
                                               ======    ========    ========

                               TEGAL CORPORATION

    (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARE DATA, UNLESS
                                OTHERWISE NOTED)

     The components of the provision for income taxes are as follows:

                                                        YEAR ENDED MARCH 31,
                                                        ---------------------
                                                        2001    2000    1999
                                                        ----    ----    -----
Current:
  U.S. federal........................................  $25     $--     $(257)
  State and local.....................................   --      --        --
  Foreign.............................................   --      --       153
                                                        ---     ----    -----
                                                         25      --      (104)
                                                        ---     ----    -----
Deferred:
  U.S. federal........................................   --      --       239
  State and local.....................................   --      --        --
                                                        ---     ----    -----
                                                         --      --       239
                                                        ---     ----    -----
          Total.......................................  $25     $--     $ 135
                                                        ===     ====    =====

     The income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

                                                     YEAR ENDED MARCH 31,
                                                  ---------------------------
                                                  2001      2000       1999
                                                  -----    -------    -------
Income tax provision at U.S. statutory rate.....  $ 373    $(4,276)   $(5,099)
State taxes net of federal benefit..............      0       (733)      (874)
Utilization of foreign losses...................    209         --         --
Reversal of deferred tax assets previously
  reserved......................................    160         --         --
Utilization of net operating losses and
  credits.......................................   (643)    (1,027)       638
Increase (decrease) in valuation allowance......    (74)     6,015      5,419
Other...........................................     --         21         51
                                                  -----    -------    -------
  Income tax expense............................  $  25    $    --    $   135
                                                  =====    =======    =======

     The components of deferred taxes are as follows:

                                                              MARCH 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
Revenue recognized for tax and deferred for book.......  $    412    $    412
Non-deductible accruals and reserves...................     3,280       3,440
Domestic net operating loss carryforward...............     7,543       9,178
Credits................................................     3,418       3,128
Uniform capitalization adjustment......................       885         215
Other..................................................       716         523
                                                         --------    --------
          Total........................................    16,254      16,896
Valuation allowance....................................   (16,254)    (16,896)
                                                         --------    --------
  Net deferred tax asset...............................  $     --    $     --
                                                         ========    ========

     We have recorded no net deferred tax assets for the years ended March 31, 2001 and 2000, respectively. The Company has provided a valuation allowance of $16.3 million and $16.9 million at March 31, 2001 and March 31, 2000, respectively. The valuation allowance is primarily for net operating loss carryforward, credits and non-deductible accruals and reserves, for which realization of future benefit is uncertain.

                               TEGAL CORPORATION

    (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARE DATA, UNLESS
                                OTHERWISE NOTED)

     At March 31, 2001, the Company had federal and state operating loss carryforwards of approximately $21.2 million which begin to expire in the year ended March 31, 2020.

     At March 31, 2001, the Company also has research and experimentation credit carryforwards of $2.4 million and $1.0 million for federal and state income tax purposes, respectively, which expire through 2015.

NOTE 6. COMMITMENTS AND CONTINGENCIES

     The Company has several noncancelable operating leases and capital leases, primarily for general office, production, and warehouse facilities, that expire over the next five years. Future minimum lease payments under these leases are as follows:

                                                            CAPITAL    OPERATING
                  YEAR ENDING MARCH 31,                     LEASES      LEASES
                  ---------------------                     -------    ---------
2002......................................................   $ 86       $1,843
2003......................................................     44        1,642
2004......................................................     --        1,517
2005......................................................     --            6
                                                             ----       ------
Total minimum lease payments..............................    130       $5,008
                                                                        ======
Less amount representing interest.........................     (9)
                                                             ----
Present value of minimum lease payments...................    121
Less current portion......................................     77
                                                             ----
Long term capital lease obligation........................   $ 44
                                                             ====

     The above schedule of minimum payments excludes minimum annual sublease rentals payable to the Company totaling $1.3 million through October 31, 2003, under operating subleases. In addition, most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases was $1.7 million, $1.9 million, and $2.1 million, during the years ended March 31, 2001, 2000 and 1999, respectively.

     After adjusting for the revenue recognition guidance of SAB 101 in fiscal 2001, the Company recorded net losses in seven of the last eight quarters in an aggregate amount of approximately $11.9 million. It faces significant risks in the execution of its current business strategy, particularly in light of the volatile and uncertain market environment and the sharp reduction in the worldwide demand for semiconductor manufacturing capital equipment. These risks include, but are not limited to, process and product development, market acceptance of products and services, competition in both technology and price, retention of key personnel, maintenance of the largely fixed-cost global sales and service infrastructure and liquidity. Management believes that its responses to the unfolding business climate and currently available financial resources, including cash on hand, unused borrowing capacity and access to additional external financing sources if necessary, will be adequate to fund operations through fiscal year 2002.

NOTE 7. EMPLOYEE BENEFIT PLANS

  Equity Incentive Plan

     Pursuant to the Amended and Restated Equity Incentive Plan ("Equity Incentive Plan"), options and stock purchase rights to purchase 3,500,000 shares of common stock could be granted to management and consultants. The exercise price of options and the purchase price of stock purchase rights generally has been the fair value of the Company's common stock on the date of grant. At the date of issuance of the stock options, all options are exercisable; however the Company has the right to repurchase any stock acquired

                               TEGAL CORPORATION

    (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARE DATA, UNLESS
                                OTHERWISE NOTED)

pursuant to the exercise of stock options upon termination of employment or consulting agreement at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. Incentive stock options are exercisable for up to 10 years from the grant date of the option. Nonqualified stock options are exercisable for up to 15 years from the grant date of the option. The Equity Incentive Plan expired in December 1999. Consequently no shares were available for issuance under the Equity Incentive Plan as of March 31, 2001.

  1990 Stock Option Plan

     Pursuant to the terms of the Company's 1990 Stock Option Plan ("Option Plan"), options and stock purchase rights to purchase 550,000 shares of common stock could be granted to employees of the Company or its affiliates. Incentive stock options are exercisable for a period of up to 10 years from the date of grant of the option and nonqualified stock options are exercisable for a period of up to 10 years and 2 days from the date of grant of the option. At the date of issuance of the stock options, all options are exercisable; however, the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. The 1990 Stock Option Plan expired on March 10, 2000. Consequently no shares were available for issuance under the Option Plan as of March 31, 2001.

  1998 Equity Participation Plan

     Pursuant to the terms of the Company's Amended 1998 Equity Participation Plan ("Equity Plan"), which was authorized as a successor plan to the Company's Equity Incentive Plan and Option Plan, 1,900,000 shares of common stock may be granted upon the exercise of options and stock appreciation rights or upon the vesting of restricted stock awards. The exercise price of options generally will be the fair value of the Company's common stock on the date of grant. Options are generally subject to vesting at the discretion of the Compensation Committee of the Board of Directors (the "Committee"). At the discretion of the Committee, vesting may be accelerated when the fair market value of the Company's stock equals a certain price established by the Committee on the date of grant. Incentive stock options will be exercisable for up to 10 years from the grant date of the option. Non-qualified stock options will be exercisable for a maximum term to be set by the Committee upon grant. As of March 31, 2001, 986,316 shares were available for issuance under the Equity Plan.

  Directors Stock Option Plan

     Pursuant to the terms of the Amended Stock Option Plan for Outside Directors ("Directors Plan"), up to 600,000 shares of common stock may be granted to outside directors. Under the Directors Plan, each outside director who was elected or appointed to the Board on or after September 15, 1998, shall be granted an option to purchase 20,000 shares of common stock and on each second anniversary after the applicable election or appointment shall receive an additional option to purchase 20,000 shares, provided that such outside director continues to serve as an outside director on that date. 10,000 shares each will vest on the first and second anniversaries of the option grant date, contingent upon continued service as a director. Vesting may be accelerated, at the discretion of the Board, when the fair market value of the Company's stock equals a certain price set by the Board on the date of grant of the option. As of March 31, 2001, 340,000 shares were available for issuance under the Directors Plan.

                               TEGAL CORPORATION

    (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARE DATA, UNLESS
                                OTHERWISE NOTED)

     The following table summarizes the Company's stock option activity for the four plans described above ("stock option awards") and weighted average exercise price within each transaction type for each of the years ended March 31, 2001, 2000 and 1999 (number of shares in thousands):

                                                2001                      2000                      1999
                                       -----------------------   -----------------------   -----------------------
                                                   WEIGHTED                  WEIGHTED                  WEIGHTED
                                                   AVERAGE                   AVERAGE                   AVERAGE
                                       SHARES   EXERCISE PRICE   SHARES   EXERCISE PRICE   SHARES   EXERCISE PRICE
                                       ------   --------------   ------   --------------   ------   --------------
Options outstanding at beginning of
  year...............................  3,099        $4.19        2,532        $4.53        2,036        $5.46
Options canceled.....................   (730)        4.68          (96)        5.16         (184)        6.23
Options granted......................    343         3.00        1,037         3.29          742         2.15
Options exercised....................    (56)        1.71         (374)        3.76          (62)        1.31
                                       -----        -----        -----        -----        -----        -----
Options outstanding March 31.........  2,656        $3.95        3,099        $4.19        2,532        $4.53
                                       =====        =====        =====        =====        =====        =====

     At March 31, 2001, the repurchase right associated with 1,285,990 of the options outstanding had expired.

     The following table summarizes information with respect to stock options outstanding as of March 31, 2001 (number of shares in thousands):

                                                                  OPTIONS IN WHICH UNDERLYING
                    OUTSTANDING OPTIONS AS OF MARCH 31, 2001      SHARES NO LONGER SUBJECT TO
                 ----------------------------------------------        REPURCHASE RIGHTS         EXERCISABLE AT MARCH 31, 2001
                                WEIGHTED          WEIGHTED        ----------------------------   ------------------------------
   RANGE OF      NUMBER OF      AVERAGE       AVERAGE REMAINING   NUMBER OF   WEIGHTED AVERAGE   NUMBER OF    WEIGHTED AVERAGE
EXERCISE PRICES   SHARES     EXERCISE PRICE   CONTRACTUAL LIFE     SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
---------------  ---------   --------------   -----------------   ---------   ----------------   ----------   -----------------
                                                 (IN YEARS)
$ .24 - $ 2.25       464         $1.58              10.48             341          $1.40             439            $1.54
$2.47 - $ 3.19       342          2.60              10.56              29           2.73              96             2.75
$3.25 - $ 3.25       663          3.25               8.44               2           3.25              48             3.25
$3.38 - $ 4.25       506          3.91              12.06             302           4.01             443             3.91
$4.75 - $ 7.69       464          5.82               6.88             416           5.78             439             5.88
$8.00 - $12.00       217          9.40               9.02             196           9.47             217             9.40
--------------     -----         -----              -----           -----          -----           -----            -----
$ .24 - $12.00     2,656         $3.95               9.53           1,286          $4.69           1,682            $4.42
                   =====                                            =====                          =====

     As described in Note 1, the Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized in the Company's statements of operations as all options were granted at an exercise price equal to the market value of the Company's common stock at the date of grant.

     As required by SFAS No. 123 for pro forma disclosure purposes only, the Company has calculated the estimated grant date fair value of its stock option awards using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

                               TEGAL CORPORATION

    (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARE DATA, UNLESS
                                OTHERWISE NOTED)

     The following assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards and Employee Qualified Stock Purchase Plan ("Employee Plan"):

                                                         2001    2000    1999
                                                         ----    ----    ----
Expected life (years):
  Stock options........................................  4.0      4.0     4.0
  Employee plan........................................  0.5      0.5     0.5
Volatility:
  Stock options........................................  108%      95%     75%
  Employee plan........................................  115%     160%    130%
Risk-free interest rate................................  5.5%    5.60%   5.20%
Dividend yield.........................................    0%       0%      0%

     The weighted average estimated grant date fair value, as defined by SFAS No. 123, for stock option awards granted during 2001, 2000 and 1999 was $2.23, $2.28 and $1.27 per option, respectively.

  Employee Qualified Stock Purchase Plan

     The Company has offered an Employee Plan under which rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at the beginning of a six month offering period or at the end of that six month period. Under the Employee Plan, the Company is authorized to grant options to purchase up to 500,000 shares of common stock. 63,360 common stock shares were purchased in fiscal 2001 and 60,934 common shares were purchased in fiscal 2000. Shares available for future purchase under the Employee Plan were 216,897 at March 31, 2001.

     Compensation cost (included in pro forma net income and net income per share amounts only) for the grant date fair value, as defined by SFAS No. 123, of the purchase rights granted under the Employee Plan was calculated using the Black-Scholes model and the assumptions outlined above. The weighted average estimated grant date fair values per share, as defined by SFAS No. 123, for rights granted under the Employee Plan during fiscal 2001, 2000 and 1999 were $1.29, $3.31 and $1.48, respectively.

  Pro Forma Net Loss and Net Loss Per Share

     Had the Company recorded compensation costs based on the estimated grant date fair value (as defined by SFAS 123) for awards granted under its stock option plans and stock purchase plan, the Company's net loss and loss per share would have been increased to the pro forma amounts below for the years ended March 31, 2001, 2000 and 1999:

                                               2001        2000        1999
                                              -------    --------    --------
Pro forma net loss..........................  $(1,124)   $(14,785)   $(16,895)
Pro forma net loss per share:
  Basic and diluted.........................  $ (0.09)   $  (1.35)   $  (1.59)

     The pro forma effect on net loss and net loss per share takes into consideration pro forma compensation related only to grants made after December 15, 1995. Consequently, the pro forma effect on net loss and net loss per share for 2001, 2000 and 1999 is not necessarily representative of the pro forma effect on net income in future years.

  Savings and Investment Plan

     The Company has established a defined contribution plan that covers substantially all U.S. employees who are regularly scheduled to work 20 or more hours per week. Employee contributions of up to four percent

                               TEGAL CORPORATION

    (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARE DATA, UNLESS
                                OTHERWISE NOTED)

of each covered employee's compensation will be matched by the Company based upon a percentage to be determined annually by the Board of Directors ("Board"). Employees may contribute up to 15 percent of their compensation, not to exceed a prescribed maximum amount. The Company made contributions to the plan of $25, $27 and $27 in the years ended March 31, 2001, 2000, and 1999, respectively.

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

NOTE 9. SEGMENT INFORMATION

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. SFAS No. 131 establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The Company's business is completely focused on one industry segment, the design, manufacturing and servicing of plasma etch systems used in the manufacturing of integrated circuits and related devices.

     The following is a summary of the Company's operations by geography:

                                                    YEARS ENDED MARCH 31,
                                                -----------------------------
                                                 2001       2000       1999
                                                -------    -------    -------
Revenues:
  Sales to customers located in:
     United States............................  $15,087    $10,867    $ 8,111
     Asia.....................................    5,612      2,095      2,669
     Europe...................................   10,644      7,498      6,657
     Japan....................................    6,862      5,978     11,598
                                                -------    -------    -------
          Total external sales................  $38,205    $26,438    $29,035
                                                =======    =======    =======

                                                                MARCH 31,
                                                             ----------------
                                                              2001      2000
                                                             ------    ------
Long-lived assets at year-end:
  United States............................................  $1,787    $  191
  Europe...................................................      74     2,073
  Japan....................................................     198       237
  Asia.....................................................      43        67
                                                             ------    ------
          Total identifiable assets........................  $2,102    $2,568
                                                             ======    ======

                               TEGAL CORPORATION

    (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARE DATA, UNLESS
                                OTHERWISE NOTED)

     The Company's sales are primarily to domestic and international semiconductor manufacturers. The top five customers accounted for approximately 46 percent, 53 percent, and 41 percent of the Company's total net sales for the years ended March 31, 2001, 2000, and 1999, respectively. One customer accounted for 13% and two customers accounted for 11% of the Company's total net sales for the year ended March 31, 2001. Three customers accounted for 16 percent, 14 percent and 10 percent of the Company's total net sales for the year ended March 31, 2000, and no customer accounted for more than 10 percent of net sales for the year ended March 31, 1999.

NOTE 10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth our unaudited selected financial data for each of the eight quarterly periods ended March 31, 2001. The data for the four quarterly periods for the fiscal year 2000 are under the historical shipment method of recognizing revenue, and the data for the four quarterly periods for fiscal year 2001 are under SAB 101.

                                                                           THREE MONTHS ENDED
                                        -----------------------------------------------------------------------------------------
                                        MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,
                                          2001        2000       2000        2000       2000        1999       1999        1999
                                        ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
QUARTERLY FINANCIAL DATA:                           Revised     Revised    Revised
Revenue...............................   $ 6,235    $11,723     $12,779    $ 7,468     $ 8,538    $ 6,541     $ 4,700    $ 6,659
Gross profit..........................     1,283      4,323       5,216      3,093       3,357      2,181       1,536      2,157
Net income (loss).....................    (3,826)     7,576        (236)    (2,815)     (1,921)    (2,897)     (3,988)    (3,765)
Net income (loss) per share*
  Basic...............................     (0.31)      0.61       (0.02)     (0.23)      (0.17)     (0.27)      (0.37)     (0.35)
  Diluted.............................     (0.31)      0.60       (0.02)     (0.23)      (0.17)     (0.27)      (0.37)     (0.35)

---------------
* Net income/(loss) per share is computed independently for each of the quarters presented, therefore, the sum of the quarterly net income/(loss) per share may not equal the annual net income/(loss) per share.

REVISED QUARTERLY RESULTS (UNAUDITED)

     The results of operations as previously reported in the Company's interim fiscal 2001 financial statements filed on Form 10-Q have been revised to reflect the application of SAB 101 effective April 1, 2000. The proforma results of operations data for the three months ended March 31, 2000 is presented for comparison purposes as if the application of SAB 101 were adopted January 1, 2000.

     The net effect of the adoption of SAB 101 was:

                                                THREE MONTHS ENDED
                                ---------------------------------------------------
                                   DECEMBER 31, 2000          SEPTEMBER 30, 2000
                                ------------------------   ------------------------
                                AS REPORTED   AS REVISED   AS REPORTED   AS REVISED
                                -----------   ----------   -----------   ----------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues......................    $11,468      $11,723       $13,276      $12,779
Gross profit..................      3,928        4,323         5,614        5,216
Net income (loss).............      7,181        7,576           162         (236)
Net income (loss) per share:
  Basic.......................       0.57         0.61          0.01        (0.02)
  Diluted.....................       0.57         0.60          0.01        (0.02)

                                               THREE MONTHS ENDED
                                -------------------------------------------------
                                     JUNE 30, 2000             MARCH 31, 2000
                                ------------------------   ----------------------
                                AS REPORTED   AS REVISED   AS REPORTED   PROFORMA
                                -----------   ----------   -----------   --------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues......................    $ 7,684      $ 7,468       $ 8,538     $ 8,060
Gross profit..................      3,246        3,093         3,357       2,985
Net income (loss).............     (2.290)      (2,815)       (1,921)     (2,293)
Net income (loss) per share:
  Basic.......................      (0.18)       (0.23)        (0.17)      (0.20)
  Diluted.....................      (0.18)       (0.23)        (0.17)      (0.20)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Tegal Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tegal Corporation and its subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 4, 2001

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10:

(1) Financial Statements

     The Company's Financial Statements and notes thereto appear on this Form 10-K according to the following Index of Consolidated Financial Statements:

                                                                      PAGE
                                                                      ----
        Consolidated Balance Sheets as of March 31, 2001 and 2000...   21

        Consolidated Statements of Operations for the years ended
          March 31, 2001, 2000
          and 1999..................................................   22

        Consolidated Statements of Stockholders' Equity for the
          years ended March 31, 2001, 2000 and 1999.................   23

        Consolidated Statements of Cash Flows for the years ended
          March 31, 2001, 2000 and 1999.............................   24

        Notes to Consolidated Financial Statements..................   25

        Report of Independent Accountants...........................   38

(2) Financial Statement Schedule

                                                                      PAGE
                                                                      ----
        Schedule II -- Valuation and Qualifying Accounts............   43

     Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the consolidated financial statements or related notes.

(3) Exhibits

     The following exhibits are referenced or included in this report:

EXHIBIT                           DESCRIPTION
-------                           -----------
   3.1    Certificate of Incorporation of the Registrant, as amended
          (incorporated by reference to Exhibits 3(i).1 and 3(i).2
          included in Registrant's Registration Statement on Form S-1
          (File No. 33-84702) declared effective by the Securities and
          Exchange Commission on October 18, 1995)
   3.2    By-laws of Registrant (incorporated by reference to Exhibit
          3(ii) included in Registrant's Registration Statement on
          Form S-1 (File No. 33-84702) declared effective by the
          Securities and Exchange Commission on October 18, 1995)
  *4.1    Form of Certificate For Common Stock
 *10.1    Amended and Restated Equity Incentive Plan
 *10.2    1990 Stock Option Plan
 *10.4    Employee Qualified Stock Purchase Plan
  10.5    Amended and Restated Stock Option Plan for Outside Directors
          (incorporated by reference to Appendix B to the Proxy
          Statement for the Registrant's 1998 Annual Meeting of
          Stockholders filed with the SEC on July 29, 1998 (Commission
          File No. 0-26824))
  10.10   Employment Agreement between the Registrant and Stephen P.
          DeOrnellas dated December 16, 1997 (incorporated by
          reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed with the SEC on May 20, 1998 (Commission File No. 0-26824))
 *10.11   Lease dated August 15, 1986, as amended, between the
          Registrant and South McDowell Investments

EXHIBIT                           DESCRIPTION
-------                           -----------
 *10.12   Technology License Agreement between the Registrant and
          Motorola, Inc. dated December 19, 1989
 *10.15   Supplemental Source Code License Agreement with the
          Registrant and Realtime Performance, Inc. dated as of
          November 1, 1991
  10.18   Employment Agreement between Registrant and Michael L.
          Parodi dated as of December 17, 1997 (incorporated by
          reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed with the SEC on May 20, 1998 (Commission File No. 0-26824))
  10.19   1998 Equity Participation Plan (incorporated by reference to
          Appendix A to the Proxy Statement for the Registrant's 1998
          Annual Meeting of Stockholders filed with the SEC on July
          29, 1998 (Commission File No. 0-26824))
**10.20   Security and Loan Agreement between Registrant and Coast
          Business Credit dated as of April 14, 2000
 *21      List of Subsidiaries of the Registrant
**23.1    Consent of Independent Accountants
**24.1    Power of Attorney

---------------
 * Incorporated by reference to identically numbered exhibits included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995.

** Previously filed.

(b) Reports on Form 8-K.

     None.

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

                                          TEGAL CORPORATION

                                          By:     /s/ MICHAEL L. PARODI
                                            ------------------------------------
                                                     Michael L. Parodi
                                                Chairman, President & Chief
                                                      Executive Officer

Dated: June 28, 2001

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael L. Parodi, his attorney-in-fact, with the powers of substitution, for him in any and all capacities, to sign any amendments to this Report of Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----
               /s/ MICHAEL L. PARODI                     Chairman, President, Chief       June 28, 2001
---------------------------------------------------    Executive Officer and Director
                 Michael L. Parodi                      (Principal Executive Officer)

               /s/ PAUL N. ERICKSON                  Chief Financial Officer (Principal   June 28, 2001
---------------------------------------------------          Financial Officer)
                 Paul N. Erickson

                 /s/ KATHY PETRINI                     Corporate Controller (Principal    June 28, 2001
---------------------------------------------------          Accounting Officer)
                   Kathy Petrini

                /s/ JEFFREY KRAUSS                                Director                June 28, 2001
---------------------------------------------------
                  Jeffrey Krauss

                /s/ THOMAS R. MIKA                                Director                June 28, 2001
---------------------------------------------------
                  Thomas R. Mika

               /s/ EDWARD A. DOHRING                              Director                June 28, 2001
---------------------------------------------------
                 Edward A. Dohring

                               TEGAL CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED MARCH 31, 1999, 2000, 2001
                                 (IN THOUSANDS)

                                                  BALANCE AT   CHARGED TO   CHARGED                 BALANCE
                                                  BEGINNING    COSTS AND    TO OTHER                AT END
                  DESCRIPTION                      OF YEAR      EXPENSES    ACCOUNTS   DEDUCTIONS   OF YEAR
                  -----------                     ----------   ----------   --------   ----------   -------
Year ended March 31, 1999:
  Doubtful accounts.............................     297           35          --         (130)       202
  Sales returns and allowances..................     238          (25)         --         (170)        43
  Cash discounts................................       7           49          --          (37)        19
Year ended March 31, 2000:
  Doubtful accounts.............................     202           93           8           51        354
  Sales returns and allowances..................      43          189          (8)        (158)        66
  Cash discounts................................      19           60          --          (50)        29
Year ended March 31, 2001:
  Doubtful accounts.............................     354           24         (11)        (253)       114
  Sales returns and allowances..................      66          298         (51)        (305)         8
  Cash discounts................................      29           25          (2)         (47)         5

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 23.1                  Consent of Independent Accountants