Form 10-Q
period 2001-06-30
TEGAL CORP /DE/
filed 2001-08-17
CIK 931059

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


                 FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2001



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

                                ----------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of July 31, 2001, there were 12,619,087 shares of the registrant's Common Stock outstanding.

================================================================================

                                TEGAL CORPORATION

                                      INDEX

                                                                                PAGE
                                                                                ----
                          PART I. FINANCIAL INFORMATION
Item 1.      Condensed Consolidated Statements of Operations  --  for the
             three months ended June 30, 2001 and 2000 .........................  3
             Condensed Consolidated Balance Sheets  --  as of June 30, 2001
             and March 31, 2001 ................................................  4
             Condensed Consolidated Statements of Cash Flows -- for the
             three months ended June 30, 2001 and 2000 .........................  5
             Notes to Condensed Consolidated Financial Statements...............  6
Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations .............................................  8
Item 3.      Quantitative and Qualitative Disclosures About Market Risk......... 10

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.................................................. 11
Item 4.      Submission of Matters to a Vote of Security Holders................ 11
Item 5.      Risk Factors....................................................... 11
Item 6.      Exhibits and Reports on Form 8-K................................... 14
Signatures ..................................................................... 15

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEGAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    THREE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  --------------------------
                                                                                    2001              2000
                                                                                  --------          --------
Revenue .................................................................         $  7,889          $  7,468
Cost of sales ...........................................................            5,607             4,375
                                                                                  --------          --------
     Gross profit .......................................................            2,282             3,093
                                                                                  --------          --------
Operating expenses:
  Research and development ..............................................            1,765             2,468
  Sales and marketing ...................................................            1,272             1,219
  General and administrative ............................................            1,623             1,922
                                                                                  --------          --------
          Total operating expenses ......................................            4,660             5,609
                                                                                  --------          --------
          Operating loss ................................................           (2,378)           (2,516)
Other income (expense), net .............................................             (117)               73
                                                                                  --------          --------
Net loss before cumulative effect of change in accounting principle .....           (2,495)           (2,443)
Cumulative effect of change in accounting
   principle, net of tax of $0 ..........................................               --              (372)
                                                                                  --------          --------
           Net loss .....................................................         $ (2,495)         $ (2,815)
                                                                                  ========          ========
Net loss per share before cumulative effect
   of change in accounting principle, basic and diluted .................         $  (0.20)         $  (0.20)
Cumulative effect of change in accounting
    principle ...........................................................               --             (0.03)
                                                                                  --------          --------
Net loss per share, basic and diluted ...................................         $  (0.20)         $  (0.23)
                                                                                  ========          ========

Shares used in per share computations:
  Basic .................................................................           12,572            12,453
  Diluted ...............................................................           12,572            12,453



                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                     ASSETS

                                                                 JUNE 30,          MARCH 31,
                                                                   2001              2001
                                                                 --------          --------
   Current assets:
     Cash and cash equivalents .........................         $  9,008          $ 12,649
     Receivables, net ..................................           11,779             7,967
     Inventories .......................................           16,918            17,759
     Prepaid expenses and other current assets .........            3,080             1,775
                                                                 --------          --------
             Total current assets ......................           40,785            40,150
   Property and equipment, net .........................            1,956             1,772
   Other assets, net ...................................              325               330
                                                                 --------          --------
             Total assets ..............................         $ 43,066          $ 42,252
                                                                 ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Payable under lines of credit .....................         $  5,373          $  3,840
     Accounts payable ..................................            2,412             4,139
     Accrued expenses and other current liabilities ....            9,087             5,620
                                                                 --------          --------
             Total current liabilities .................           16,872            13,599
   Long-term portion of capital lease obligation .......               22                44
                                                                 --------          --------
             Total liabilities .........................           16,894            13,643
                                                                 --------          --------

   Stockholders' equity:
     Common stock ......................................              137               126
     Additional paid-in capital ........................           65,151            65,087
     Accumulated other comprehensive income ............              333               350
     Accumulated deficit ...............................          (39,449)          (36,954)
                                                                 --------          --------
             Total stockholders' equity ................           26,172            28,609
                                                                 --------          --------
                                                                 $ 43,066          $ 42,252
                                                                 ========          ========

                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               THREE MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                            --------------------------
                                                                                              2001              2000
                                                                                            --------          --------
Cash flows from operating activities:
  Net loss ........................................................................         $ (2,495)         $ (2,815)
  Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization ................................................              235               357
     Allowance for doubtful accounts and sales return allowances ..................               27              (161)

     Changes in operating assets and liabilities:
       Receivables ................................................................           (3,827)              611
       Inventories ................................................................              839            (1,629)
       Prepaid expenses and other assets ..........................................           (1,297)             (521)
       Income taxes payable .......................................................              (48)              (62)
       Accounts payable ...........................................................           (1,710)              275
       Accrued liabilities ........................................................              500              (208)
       Deferred revenue ...........................................................            3,015               606
                                                                                            --------          --------
          Net cash used in operating activities ...................................           (4,761)           (3,547)
                                                                                            --------          --------

Cash flows used in investing activities -- purchases of property and equipment ....             (420)              (47)
                                                                                            --------          --------

Cash flows from financing activities:
  Proceeds from issuance of common stock ..........................................               76                99
  Borrowings under lines of credit ................................................           10,430            10,303
  Repayment of borrowings under lines of credit ...................................           (8,921)           (6,670)
  Repayment of capital lease financing ............................................              (21)             (126)
                                                                                            --------          --------
          Net cash provided by financing activities ...............................            1,564             3,606
                                                                                            --------          --------
Effect of exchange rates on cash and cash equivalents .............................              (24)               32
                                                                                            --------          --------
Net increase (decrease) in cash and cash equivalents ..............................           (3,641)               44
Cash and cash equivalents at beginning of period ..................................           12,649            12,627
                                                                                            --------          --------
Cash and cash equivalents at end of period ........................................         $  9,008          $ 12,671
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

                       TEGAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1. BASIS OF PRESENTATION:

    In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2001 audited consolidated financial statements, and include all adjustments consisting only of normal recurring adjustments necessary to fairly state the information set forth herein. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosures necessary to present the consolidated financial statements in accordance with generally accepted accounting principles. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the annual report on Form 10-K of Tegal Corporation (the "Company") for the year ended March 31, 2001. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year.

    The results for the three months ended June 30, 2000 have been adjusted to reflect the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101").

    The semiconductor equipment industry and the Company's business have experienced a recent and sharp decline in orders and revenues. As a result, the Company's existing cash balances and anticipated cash flows from operations may not satisfy financing requirements for the next twelve months if the downturn continues. The Company is seeking to raise additional financing which, if available, may result in additional dilution to the Company's stockholders.

2. INVENTORIES:

    Inventories consisted of:

                                                         JUNE 30,        MARCH 31,
                                                           2001           2001
                                                         -------         -------
Raw materials ..................................         $ 5,357         $ 4,810
Work in progress ...............................           2,379           4,369
Finished goods and spares ......................           9,182           8,580
                                                         -------         -------
                                                         $16,918         $17,759
                                                         =======         =======

3. NET LOSS PER COMMON SHARE:

    Basic Earnings Per Share ("EPS") is calculated by dividing net loss for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

    The following is a reconciliation between the number of shares used in calculating basic and diluted EPS:


                                                                        THREE MONTHS
                                                                           ENDED
                                                                          JUNE 30,
                                                                 -----------------------------
                                                                    2001               2000
                                                                 ----------         ----------
Shares used to compute basic EPS .......................         12,572,252         12,452,938
Add effect of dilutive securities:
  Shares issuable under stock options and warrants .....                 --                 --
                                                                 ----------         ----------
  Shares used to compute diluted EPS ...................         12,572,252         12,452,938
                                                                 ==========         ==========

    Common stock equivalents for the three months ending June 30, 2001 and 2000 were 209,355 and 788,247, respectively, and have been excluded from shares used in calculating diluted loss per share because their effect would be antidilutive.

4. INCOME TAX EXPENSE:

    The Company did not record a provision for federal or state income taxes for the three month periods ended June 30, 2001 and 2000, respectively, because a net loss before taxes was recorded for those periods. The Company did not recognize a benefit for these net losses because any benefit derived would require offsetting current losses against future profitability, the timing and magnitude of which are uncertain.

5. NEW ACCOUNTING PRONOUNCEMENTS:

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, with the corresponding derivative gains or losses either reported in the statement of operations or as a deferred item in other comprehensive income (loss) depending on the type of hedge relationship that exists with respect to such derivatives. The Company adopted SFAS 133 during the quarter ended June 30, 2001, and such adoption did not have a material effect on its consolidated financial statements.

    In July 2001, the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and clarifies the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized, but instead would be reviewed annually for impairment and written down via a charge to results of operations in any periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company does not expect that the adoption of these accounting standards will have a significant impact on its financial position, results of operations or cash flows.


6. LINES OF CREDIT:

    At June 30, 2001, the Company had borrowed approximately $2.9 million under its domestic line of credit, which is secured by substantially all of its assets and under which borrowings are limited by the amount of accounts receivable and inventories on the balance sheet. The facility has a maximum borrowing capacity of $10.0 million, is available until April 30, 2003, and bears interest at prime plus 1.5 percent, or 9 percent as of June 30, 2001. Among other provisions, this credit facility requires the maintenance of certain financial covenants. As of June 30, 2001, the Company was not in compliance with one particular financial covenant. The lender has waived such noncompliance as of June 30, 2001. However, the Company does not expect to be in compliance with that covenant as of July 31, 2001. In addition to the foregoing facility, as of June 30, 2001, the Company's Japanese subsidiary had borrowed 295 million Yen (approximately $2.4 million at exchange rates prevailing on June 30, 2001) under its two Japanese bank lines of credit which have total availability of 480 million Yen (approximately $3.9 million at exchange rates prevailing on June 30, 2001) and are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.375 percent as of June 30, 2001) plus
0.25 percent and 0.625 percent, respectively.

7. COMPREHENSIVE LOSS:

    The components of comprehensive loss for the three-month periods ended June 30, 2001 and 2000 are as follows:

                                                         THREE MONTHS
                                                            ENDED
                                                           JUNE 30,
                                                     ----------------------
                                                      2001            2000
                                                     ------         -------
Net loss ...................................         $2,495         $ 2,815
Foreign currency translation adjustment ....             17             (38)
                                                     ------         -------
                                                     $2,512         $ 2,777
                                                     ======         =======

8. SUBSEQUENT EVENT:

On July 24, 2001, the Company announced plans to reduce expenses which included reducing full-time equivalent employees by approximately 30% through mandatory staff reductions. The Company will record an employee severance charge during the quarter ending September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information herein contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for our products, our quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, the cyclicality of the semiconductor industry, impediments to customer acceptance, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in our SEC reports. For further information, refer to the business description and risk factors sections included in our Form 10-K for the year ended March 31, 2001, and the risk factors section included in this Form 10-Q (Part II, Item 5) as filed with the SEC.

RESULTS OF OPERATIONS

    Tegal designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits, read-write heads for the disk drive industry, printer heads, telecommunications equipment and small flat panel displays.

    The following table sets forth certain financial items as a percentage of revenue for the three-month periods ended June 30, 2001 and 2000:

                                                     THREE MONTHS
                                                        ENDED
                                                       JUNE 30,
                                                -----------------------
                                                 2001             2000
                                                ------           ------
Revenue ...............................          100.0%           100.0%
Cost of sales .........................           71.1             58.6
                                                ------           ------
     Gross profit .....................           28.9             41.4
Operating expenses:
  Research and development ............           22.4             33.0
  Sales and marketing .................           16.1             16.3
  General and administrative ..........           20.5             25.8
                                                ------           ------
          Total operating expenses ....           59.0             75.1
                                                ------           ------
          Operating loss ..............          (30.1)           (33.7)
Other income (expense), net ...........           (1.5)             1.0
SAB 101 cumulative adjustment .........             --             (5.0)
                                                ------           ------
          Net loss ....................          (31.6)%          (37.7)%
                                                ======           ======

    Revenue. Revenue for the three months ended June 30, 2001 was $7.9 million, an increase of $0.4 million or 1.1% over the comparable period in 2000. The increase for the three months ended June 30, 2001 was principally due to a change of mix in the system sales resulting in the sale of 14 fewer 900 series systems over the same period in the prior year offset by the sale of an additional two 6500 series systems during the same period in the prior year.

    Revenue from spare parts and service sales was $2.7 million for the three month period ended June 30, 2001, down from $3.6 million for the three month period ended June 30, 2000, which we believe is a result of customers' decreased utilization of Tegal's etch systems during the current industry downturn.

    International sales as a percentage of our revenue were approximately 52% and 69% for the three months ended June 30, 2001 and 2000, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

    Gross profit. Gross profit as a percentage of revenue (gross margin) was 29% and 41% for the three months ended June 30, 2001 and 2000, respectively. The decrease in gross margin for the three months ended June 30, 2001 compared to the same period in the prior year, was principally attributable to the change in the system mix to the 6500 series systems and lower gross margins in service and spares due to the lower revenue.

    Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $1.8 million and $2.5 million for the three months ended June 30, 2001 and 2000, respectively, representing 22% and 32% of revenue, respectively. The decrease in research and development spending is due to the completion and implementation of specific projects.

    Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $1.3 million and $1.2 million for the three months ended June 30, 2001 and 2000 respectively, representing 16% of revenue in both periods.

    General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1.6 million and $1.9 million for the three months ended June 30, 2001 and 2000, respectively, representing 21% and 25% of revenue, respectively. The decrease in general and administrative spending for the three month period ended June 30, 2001, compared to the same period in the prior year, was primarily attributable to our incurring $0.3 million less in legal expenses in the recent quarter in connection with our patent litigation.

    Other income (expense), net. Other income (expense), net consists primarily of interest expense on the domestic line of credit offset in part by interest income on outstanding cash balances, and gains and losses on foreign exchange.

    Cumulative effect of change in accounting principle. During the fourth quarter of fiscal 2001, we implemented the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," retroactive to the beginning of the fiscal year. The cumulative effect of the change in accounting principle on prior years of $372,000 was reported in the quarter ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    For the three-month periods ended June 30, 2001 and 2000, we financed our operations through the use of outstanding cash balances and borrowings against our promissory note borrowing facilities in Japan, as well as our domestic line of credit.

    Net cash used in operations was $4.8 million during the three months ended June 30, 2001, due principally to a net loss of $2.3 million after adjusting for depreciation and an increase in accounts receivable and prepaid expenses and a decrease in accounts payable offset, in part, by a decrease in inventories and an increase in accrued liabilities and deferred revenue. Net cash used in operations was $3.5 million during the three months ended June 30, 2000, due principally to a net loss of $2.5 million after adjusting for depreciation and increases in inventory and prepaid expenses offset, in part, by a decrease in accounts receivable and an increase in deferred revenue.

    Net capital expenditures totaled approximately $0.4 million for the three months ended June 30, 2001 and $0.05 million for the three months ended June 30, 2000. Capital expenditures in both periods were incurred principally for leasehold improvements and to acquire design tools, analytical equipment and computers.

    Net cash provided by financing activities totaled $1.6 million and $3.6 million for the three months ended June 30, 2001 and 2000, respectively. The increase for the three months ended June 30, 2001 was due principally to increased borrowing against the line of credit in Japan. The increase for the three months ended June 30, 2000 was due principally to increased borrowing against our domestic line of credit.

    As of June 30, 2001, we had approximately $9.0 million of cash and cash equivalents. In addition to cash and cash equivalents, our other principal sources of liquidity consist of the unused portions of several bank-borrowing facilities. At June 30, 2001, we had borrowed approximately $2.9 million under our domestic line of credit, which is secured by substantially all of our assets and which is further limited by the amount of accounts receivable and inventories on the balance sheet. Given our accounts receivable and inventory balances as of June 30, 2001, we had fully utilized our available borrowings under that credit line as of that date. The facility has a maximum borrowing capacity of $10.0 million, is available until April 30, 2003, and bears interest at prime plus 1.5 percent or 9 percent as of June 30, 2001. Among other provisions, this credit facility requires the maintenance of certain financial covenants. As of June 30, 2001, we were not in compliance with one particular financial covenant. The lender has waived such noncompliance as of June 30, 2001. Although we do not expect to be in compliance with this financial covenant as of July 31, 2001 the lender has demonstrated that it is willing to restructure the terms of the line of credit to ease the need for future waivers. In addition to the domestic facility, as of June 30, 2001, our Japanese subsidiary had available 185 million Yen (approximately $1.5 million at exchange rates prevailing on June 30, 2001) of unused capacity under its two Japanese bank lines of credit totaling 480 million Yen (approximately $3.9 million at exchange rates prevailing on June 30, 2001), which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.375 percent as of June 30, 2000) plus
0.25 percent and 0.625 percent, respectively.

    In response to the rapid and significant industry slow-down, we have initiated substantial cost containment programs and a corporate-wide restructuring to preserve our cash position. Our projected annual cost savings from these initiatives are estimated at approximately $6.0 million, offset in part by anticipated severance package payouts of approximately $0.7 million in the quarter ending September 30, 2001. However, despite these cost reduction efforts, if the downturn continues, our existing capital resources may not be sufficient to meet our operating needs for the next twelve months. Therefore, we may have to cut additional costs. We are also seeking to raise additional financing. This financing, if available, may result in additional dilution to our stockholders. For more information on our capital resources, see Part II,
Item 5. Risk Factors: Our future capital needs may exceed our ability to raise capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our investment portfolio of securities is principally comprised of money market funds. These funds are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less.

    We have foreign subsidiaries which operate and sell our products in various global markets. As a result, our cash flow and earnings are exposed to fluctuations in interest and foreign currency exchange rates. We attempt to limit these exposures through the use of various hedge instruments, primarily forward exchange contracts and currency option contracts (with maturities of less than three months) to manage our exposure associated with firm obligations and net asset and liability positions denominated in non-functional currencies. There have been no material changes regarding market risk since the disclosures made in our Form 10-K for the fiscal year ended March 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is pursuing two patent infringement lawsuits against Tokyo Electron Ltd. ("TEL") and its U.S. subsidiary, Tokyo Electron America, Inc. ("TEA"). The first case, entitled Tegal Corporation v. Tokyo Electron Ltd., was filed March 17, 1998 in the United States District Court for the Eastern District of Virginia. Following dismissal of TEL due to the need to effect service of process through the Hague Convention, the sole remaining defendant is TEA. The suit alleges that dual frequency plasma etchers marketed by TEA in the United States infringe patents held by the Company. The suit was tried to the court in May 1999, and on August 31, 1999, the court found both patents in-suit valid and found that TEA had willfully infringed Tegal's '223 dual frequency triode etcher patent. The court enjoined TEA from further sales or service of 65DI and 85DI etchers (the "IEM etchers"). In addition, the court ordered TEA to pay attorney's fees to Tegal. On July 16, 2001, the Federal Circuit affirmed the District Court's finding of infringement, the interpretations of the patent on which that finding was made and rejection of virtually all of the defenses of invalidity and unenforceability that TEA raised. The Federal Circuit reversed certain factual findings underlying the District Court's rejection of one remaining invalidity defense, however, and remanded the case to the District Court for further consideration of that defense. As a result, since there is as yet no final determination of all issues in the case, the Federal Circuit vacated the injunction, the findings of willfulness and exceptional case, and the attorneys' fee award. Both TEA and TEL have filed petitions for rehearing in the Federal Circuit. No assurance can be given as to the outcome of that appeal or further proceedings in the district court and no assurance can be given as to the effect of any such outcome on Tegal.

    The second case, entitled Tegal Corporation v. Tokyo Electron Ltd., was filed in early June 1999. This suit sought to have the District Court enter the same findings and conclusions and the same judgment and permanent injunction entered against the parent company, Tokyo Electron Company Limited ("TEL"). A line of etchers that TEL claims to have begun selling in the United States (the "AIEM oxide etchers") following the TEA trial is also at issue. In February 2000, the Court entered partial summary judgment for Tegal, finding TEL to be bound by judgment and permanent injunction against TEA; the Court also found both TEA and TEL in contempt for violation of the injunction by facilitating the continued servicing of IEM etchers through another subsidiary, Tokyo Electron Massachusetts. The Court granted summary judgment of noninfringment for TEL on the AIEM oxide etchers on August 7, 2000, and entered final judgment on September 11, 2000. Various appeals arising out of the case are currently pending in the Federal Circuit Court of Appeals. The Federal Circuit reversed the contempt finding against TEA in an opinion issued on May 14, 2001. Briefing in the Federal Circuit on the remainder of the appeals is now complete, although no hearing date for oral argument has been set as of this date. No assurance can be given as to the outcome of this appeal or as to the effect of any such outcome on Tegal.

    In addition, on September 1, 1999, the Company filed a patent infringement action against Lam Research Corporation ("Lam"), asserting infringement of the '223 patent and a second related patent known as the '618. That suit was also filed in the Eastern District of Virginia, Richmond Division. Tegal asserts that two of Lam's etchers, the 4520x1 and the Exalan, infringe the '223 and the '618, respectively. The Lam case has been transferred to the Northern District of California. Discovery is ongoing. No Markman hearing has yet taken place and there is as yet no trial date. No assurance can be given as to the outcome of this lawsuit or as to the effect of any such outcome on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the three month period ended June 30, 2001.

ITEM 5. RISK FACTORS

THE SEMICONDUCTOR INDUSTRY IS CYCLICAL AND MAY EXPERIENCE PERIODIC DOWNTURNS WHICH MAY NEGATIVELY AFFECT CUSTOMER DEMAND FOR OUR PRODUCTS AND RESULT IN LOSSES SUCH AS THOSE EXPERIENCED IN THE PAST.

    Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have had a material adverse effect on the semiconductor industry's demand for semiconductor capital equipment, including etch systems manufactured by us. In response to the recent significant industry slow-down, we have initiated substantial cost containment program and a corporate-wide restructuring to preserve our operating cash. However, the need for continued investment in research and development, possible capital equipment requirements, and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to the current downturn.

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

OUR FUTURE CAPITAL NEEDS MAY EXCEED OUR ABILITY TO RAISE CAPITAL.

    The development, manufacture and marketing of etch systems are highly capital intensive. In order to be competitive, we must continue to make significant expenditures for, among other things, capital equipment and the manufacture of evaluation and demonstration unit inventory for our 6500 series etch systems. Additionally, our industry is now experiencing a sharp decline in orders and revenues. As a result, our existing cash balances, anticipated cash flow from operations and funds available under our existing lines of credit may not satisfy our financing requirements for the next twelve months. We are seeking additional financing. However, there can be no assurance that additional financing, if required, will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders.

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


                                       TEGAL CORPORATION
                                       (Registrant)

                                                /s/ MICHAEL L. PARODI
                                       -----------------------------------------
                                                   Michael L. Parodi
                                                Chief Executive Officer


                                                     /s/ KATHY PETRINI
                                       -----------------------------------------
                                                       Kathy Petrini
                                             Corporate Controller, Treasurer
                                                       and Secretary
                                               Principal Accounting Officer

Dated: August 16, 2001