Form 10-Q
period 2001-09-30
TEGAL CORP /DE/
filed 2001-11-13
CIK 931059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26824

TEGAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0370244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 South McDowell Blvd.

Petaluma, California 94954
(Address of Principal Executive Offices)

Telephone Number (707) 763-5600

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No ☐

      As of September 30, 2001, there were 12,619,087 shares of the registrant’s Common Stock outstanding.

TEGAL CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue	$4,379	$12,779	$12,269	$20,247
Cost of sales	2,895	7,563	8,503	11,938

Gross profit	1,484	5,216	3,766	8,309

Operating expenses:
Research and development	1,660	2,313	3,424	4,781
Sales and marketing	1,107	1,326	2,378	2,545
General and administrative	1,091	1,844	2,714	3,766

Total operating expenses	3,858	5,483	8,516	11,092

Operating loss	(2,374)	(267)	(4,750)	(2,783)
Other income (expense), net	(94)	31	(213)	104

Net loss before cumulative effect of change in accounting principle	(2,468)	(236)	(4,963)	(2,679)
Cumulative effect of change in accounting principle, net of tax of $0	0	0	0	(372)

Net loss	$(2,468)	$(236)	$(4,963)	$(3,051)

Net loss per share before cumulative effect of change in accounting principle	$(.20)	$(.02)	$(.39)	$(.21)
Cumulative effect of change in accounting principle	0	0	0	(.03)

Net loss per share, basic and diluted	$(.20)	$(.02)	$(.39)	$(.24)

Shares used in per share computation:
Basic	12,619	12,489	12,596	12,471
Diluted	12,619	12,489	12,596	12,471

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	March 31,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$9,447	$12,649
Receivables, net	6,305	7,967
Inventories	17,210	17,759
Prepaid expenses and other current assets	3,457	1,775

Total current assets	36,419	40,150
Property and equipment, net	1,812	1,772
Other assets, net	326	330

Total assets	$38,557	$42,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable under lines of credit	$3,140	$3,840
Accounts payable	2,151	4,139
Accrued expenses and other current liabilities	9,428	5,620

Total current liabilities	14,719	13,599
Long-term portion of capital lease obligation	0	44

Total liabilities	14,719	13,643

Stockholders’ equity:
Common stock	126	126
Additional paid-in capital	65,151	65,087
Accumulated other comprehensive income	478	350
Accumulated deficit	(41,917)	(36,954)

Total stockholders’ equity	23,838	28,609

	$38,557	$42,252

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(4,963)	$(3,051)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	456	314
Allowance for doubtful accounts and sales return allowances	46	(229)
Changes in operating assets and liabilities:
Receivables	1,845	(3,138)
Inventories	627	(1,034)
Prepaid expenses and other assets	(1,916)	(590)
Accrued liabilities	(1,734)	617
Deferred revenue	3,814	923

Net cash used in operating activities	(1,825)	(6,188)

Cash flows used in investing activities — purchases of property and equipment	(496)	(108)

Cash flows from financing activities:
Proceeds from issuance of common stock	64	118
Borrowings under lines of credit	18,500	21,308
Repayment of borrowings under lines of credit	(19,200)	(16,180)
Repayment of capital lease financing	(44)	(147)

Net cash provided by (used in) financing activities	(680)	5,099

Effect of exchange rates on cash and cash equivalents	(201)	(79)

Net decrease in cash and cash equivalents	(3,202)	(1,276)
Cash and cash equivalents at beginning of period	12,649	12,627

Cash and cash equivalents at end of period	$9,447	$11,351

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(All amounts in thousands, except share data)

1.     Basis of Presentation:

      In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2001 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements and footnotes included in the annual report on Form 10-K of Tegal Corporation (the “Company”) for the fiscal year ended March 31, 2001. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of results to be expected for the entire year.

      The results for the six months ended September 30, 2001 have been adjusted to reflect the adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

      The semiconductor equipment industry and the Company’s business have experienced a sharp decline in orders and revenues. As a result, the Company’s existing cash balances and anticipated cash flows from operations may not satisfy financing requirements for the next twelve months if the downturn continues. The Company is seeking to raise additional financing which, if available, may result in additional dilution to the Company’s stockholders.

2.     Inventories:

      Inventories consisted of:

	September 30,	March 31,
	2001	2000

Raw materials	$5,318	$4,810
Work in progress	2,947	4,369
Finished goods and spares	8,945	8,580

	$17,210	$17,759

3.     Net Loss Per Common Share:

      Basic Earnings Per Share (EPS) is calculated by dividing net profit (loss) for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the number of additional common shares that would have been outstanding if the dilutive potential common shares (“common stock equivalents”) had been issued.

      Common stock equivalents for the three months ended September 30, 2001 and September 30, 2000, and the six months ended September 30, 2001 and September 30, 2000 were 128,509 and 897,373 and 157,487 and 837,165, respectively, and have been excluded from shares used in calculating diluted loss per share because their effect would be antidilutive.

4.     Income Tax Expense:

      The Company did not record a provision for federal or state income taxes for the three and six month periods ended September 30, 2001 and 2000, respectively, because a net loss before taxes was recorded for

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those periods. The Company did not recognize a benefit for these net losses because any benefit derived would require offsetting current losses against future profitability, the timing and magnitude of which are uncertain.

5.     New Accounting Pronouncements:

      In June 1998, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, with the corresponding derivative gains or losses either reported in the statement of operations or as a deferred item in other comprehensive income (loss) depending on the type of hedge relationship that exists with respect to such derivatives. The Company adopted SFAS 133 during the quarter ended June 30, 2001, and such adoption did not have a material effect on its consolidated financial statements.

      In July 2001, the FASB issued SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and clarifies the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles are not amortized, but instead arereviewed annually for impairment and written down via a charge to results of operations in any periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company does not expect that the adoption of these accounting standards will have a significant impact on its financial position, results of operations or cash flows.

      In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business”.

      SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is in the process of evaluating the potential impact the adoption of SFAS 144 will have on its consolidated financial position or results of operations.

6.     Lines of Credit:

      At September 30, 2001, the Company had borrowed approximately $2.8 million under its domestic line of credit, which is secured by substantially all of the Company’s assets and which is further limited by the amount of accounts receivable and inventories on the balance sheet. The facility has a maximum borrowing capacity of $10.0 million, is available until April 30, 2003, and bears interest at prime plus 1.5 percent, or 8.0 percent, as of September 30, 2001. Among other provisions, this credit facility requires the maintenance of certain financial covenants. As of September 30, 2001, the Company was not in compliance with one particular financial covenant. The lender has waived such noncompliance as of September 30, 2001 and has

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

since modified the covenants. The Company is now in compliance with the new covenants as of September 30, 2001. In addition to the domestic facility, as of September 30, 2001, the Company’s Japanese subsidiary had borrowed 24 million Yen (approximately $-0.2 million at exchange rates prevailing on September 30, 2001) under its two Japanese bank lines of credit totaling 450 million Yen (approximately $3.8 million at exchange rates prevailing on September 30, 2001), which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.375 percent as of September 30, 2001) plus 0.25 percent and 0.625 percent, respectively.

7.     Comprehensive Loss:

      The components of comprehensive loss for the three and six month periods ended September 30, 2001 and 2000 are as follows:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net loss	$2,468	$236	$4,963	$3,051
Foreign currency translation adjustment	145	38	128	(45)

	$2,613	$274	$5,091	$3,006

8.  Restructuring:

      During the three month period ended September 30, 2001, the Company recorded a charge of approximately $600,000 related to staff reductions of 55 employees, of which approximately $86,000 was recorded in cost of sales, $231,000 in research and development, $263,000 in sales and marketing, and $20,000 in general and administrative expenses. All amounts have been paid to the terminated employees as of September 30, 2001.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Information herein contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for our products, our quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, the cyclicality of the semiconductor industry, impediments to customer acceptance, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in our SEC reports. For further information, refer to the business description and risk factors sections included in our Form 10-K for the fiscal year ended March 31, 2001 and the risk factors section included in this Form 10-Q (Part II, Item 5) as filed with the SEC.

Results of Operations

      Tegal designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits, read-write heads for the disk drive industry, printer heads, telecommunications equipment and small flat panel displays.

      The following table sets forth certain financial items as a percentage of revenue for the three and six month periods ended September 30, 2001 and 2000:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.1	59.2	69.3	59.0

Gross profit	33.9	40.8	30.7	41.0
Operating expenses:
Research and development	37.9	18.1	27.9	23.6
Sales and marketing	25.3	10.4	19.4	12.6
General and administrative	24.9	14.4	22.1	18.6

Total operating expenses	88.1	42.9	69.4	54.8

Operating loss	(54.2)	(2.1)	(38.7)	(13.7)
Other income (expense), net	(2.2)	0.2	(1.7)	0.5
Net loss before cumulative effect of change in accounting principle	(56.4)	(1.9)	(40.4)	(13.2)
Cumulative effect of change in accounting principle net of tax of $0.	0	0	0	(1.8)

Net loss	(56.4)%	(1.9)%	(40.4)%	(15.1)%

      Revenue. Revenue for the three and six months ended September 30, 2001 was $4.4 million and $12.3 million, respectively, a decrease of $8.4 million and $8.0 million, respectively, over the comparable periods in 2000. The decrease for the three months ended September 30, 2001 was principally due to the sale

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 16 fewer 900 series systems and the sale of one less 6500 series system sold compared to the same period in the prior year. The decrease for the six months ended September 30, 2001 was principally due to the sale of 30 fewer 900 series systems sold offset, in part, by one additional 6500 series system compared to the same period in the prior year.

      Revenue from spare parts and service sales for the three and six month periods ended September 30, 2001 was $2.2 million and $4.9 million, respectively, down from $4.4 million and $7.9 million for the three and six month periods ended September 30, 2000, which we believe is a result of customers’ decreased utilization of Tegal’s etch systems during the current industry downturn.

      International sales as a percentage of the Company’s revenue were approximately 83.7% and 46.9% and 60.7% and 55.1% for the three and six months ended September 30, 2001 and 2000, respectively. We believe that international sales will continue to represent a significant portion of its revenue.

      Gross profit. Gross profit as a percentage of revenue (gross margin) was 33.9% and 40.8% for the three months and 30.7% and 41.0% for the six months ended September 30, 2001 and 2000, respectively. The decrease in gross margin for the three and six months ended September 30, 2001 compared to the same periods in the prior year was principally attributable to lower volumes offset in part by reduced manufacturing expenses.

      Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $1.7 million and $2.3 million for the three months and $3.4 million and $4.8 million for the six months ended September 30, 2001 and 2000, respectively, representing 37.9% and 18.1% of revenue for the three months of revenue and 27.9% and 23.6% of revenue for the six months ended September 30, 2001 and 2000. The decrease in research and development spending is due to the completion and implementation of specific projects.

      Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $1.1 million and $1.3 million for the three months and $2.4 million and $2.5 million for the six months ended September 30, 2001 and 2000, respectively, representing 25.3% and 10.4% of revenue for the three months and 19.4% and 12.6% of revenue for the six months ended September 30, 2001 and 2000.

      General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1.1 million and $1.8 million for the three months and $2.7 and $3.8 million for the six months ended September 30, 2001 and 2000, respectively, representing 24.9% and 14.4% of revenue for the three months and 22.1% and 18.6% of revenue for the six months ended September 30, 2001 and 2000, respectively. The decrease in general and administrative spending for the three and six month periods ended September 30, 2001, compared to the same periods in the prior year, was primarily attributable to reduced expenses in connection with our patent litigation.

      Other income (expense), net. Other income (expense), net consists primarily of interest expense on the domestic line of credit offset in part by interest income on outstanding cash balances, and gains and losses on foreign exchange.

      Cumulative effect of change in accounting principle. During the fourth quarter of fiscal 2001, we implemented the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” retroactive to the beginning of the fiscal year. The cumulative effect of the change in accounting principle on prior years of $372,000 and was reported in the fiscal quarter ended June 30, 2000.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidity and Capital Resources

      For the six month periods ended September 30, 2001 and 2000, we financed our operations through the use of outstanding cash balances and borrowings against our promissory note borrowing facilities in Japan, as well as our domestic line of credit.

      Net cash used in operations was $1.8 million during the six months ended September 30, 2001, due principally to a net loss of $5.0 million after adjusting for depreciation and a decrease in accounts receivable and inventory and an increase in deferred revenue offset, in part, by an increase in prepaid expenses a decrease in accrued liabilities. Net cash used in operations was $6.2 million during the six months ended September 30, 2000, due principally to a net loss of $2.7 million after adjusting for depreciation and an increase in inventory, accounts receivable and prepaid expenses, offset in part by an increase in accrued liabilities and deferred revenue.

      Net capital expenditures totaled approximately $0.5 million for the six months ended September 30, 2001 and $0.1 million for the six months ended September 30, 2000. Capital expenditures in both periods were incurred principally for leasehold improvements and to acquire design tools, analytical equipment and computers.

      Net cash used in financing activities totaled $0.7 million for the six months ended September 30, 2001. The decrease for the six months ended September 30, 2001 was due principally to decreased borrowing on the domestic line of credit. Net cash provided by financing activities totaled $5.1 million for the six months ended September 30, 2000, due principally to increased borrowing against our domestic line of credit.

      As of September 30, 2001, we had approximately $9.4 million of cash and cash equivalents. In addition to cash and cash equivalents, our other principal sources of liquidity consist of the unused portions of several bank-borrowing facilities. At September 30, 2001, we had borrowed approximately $2.8 million under our domestic line of credit, which is secured by substantially all of our assets and which is further limited by the amount of accounts receivable and inventories on our balance sheet. Given our accounts receivable and inventory balances as of September 30, 2001, we had fully utilized our available borrowings under that credit line as of that date. The facility has a maximum borrowing capacity of $10.0 million, is available until April 30, 2003 and bears interest at prime plus 1.5 percent or 8.0 percent as of September 30, 2001. Among other provisions, this credit facility requires the maintenance of certain financial covenants. As of September 30, 2001, we were not in compliance with one particular financial covenant. The lender has waived such noncompliance as of September 30, 2001 and has since modified the covenants. We are now in compliance with the new covenants. In addition to the domestic facility, as of September 30, 2001, our Japanese subsidiary had borrowed 24 million Yen (approximately $-0.2 million at exchange rates prevailing on September 30, 2001) under its two Japanese bank lines of credit totaling 450 million Yen (approximately $3.8 million at exchange rates prevailing on September 30, 2001), which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.375 percent as of September 30, 2001) plus 0.25 percent and 0.625 percent, respectively.

      In response to the rapid and significant industry slow-down, we have initiated substantial cost containment programs and a corporate-wide restructuring to preserve our cash position. Our projected annual cost savings from these initiatives are estimated at approximately $8.0 million, offset in part by severance package payouts of approximately $0.6 million in the fiscal quarter ended September 30, 2001. However, despite these cost reduction efforts, if the downturn continues, our existing capital resources may not be sufficient to meet our operating needs for the next twelve months. We are also seeking to raise additional financing. This financing, if available, may result in additional dilution to our stockholders. For more information on our capital resources, see “Risk Factors” in Part II, Item 5.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

      On March 17, 1998, the Company filed suit in the United States District Court in the Eastern District of Virginia against Tokyo Electron Limited and several of its U.S. subsidiaries (collectively, “TEL”) alleging that TEL’s 65DI and 85DI IEM etch equipment infringe certain of its patents. The suit was tried to the court in May 1999, and on August 31, 1999, the court found both patents-in-suit valid, and found that TEL had willfully infringed Tegal’s ’223 dual-frequency triode etcher patent. The court enjoined TEL from further sales or service of its IEM etchers. In addition, the court ordered TEL to pay attorney’s fees and court costs to Tegal. TEL has filed an appeal of the court’s ruling. The Federal Circuit affirmed the District Court’s findings of infringement and the interpretations of the ’223 patent on which those findings were made, but reversed certain findings relating to Tokyo Electron America (“TEA”) defense of anticipation. As a result, the Federal Circuit vacated the judgment and the injunction and remanded the case for further consideration of TEA’s anticipation defense. In a separate action against TEL concerning a later generation of IEM equipment, the District Court granted summary judgment on noninfringment for TEL on August 7, 2000 and entered judgment for TEL on September 11, 2000. That case is currently on appeal to the Federal Circuit Court of Appeals. The Company cannot assure you of the outcome of either of the TEL litigation or of the effect of any such outcome on our business.

      On September 1, 1999, the Company filed a patent infringement action against Lam Research Corporation (“Lam”), asserting infringement of the ’223 patent and a second, related patent. That suit was also filed in the Eastern District of Virginia, Richmond Division. In it the Company seeks injunctive relief barring Lam from manufacturing, selling and supporting products that incorporate the Company’s patented technology. The Company is further seeking enhanced damages for willful infringement of its patents. The specific accused products are Lam’s Exalan and 4520x1 lines of etchers. Lam filed a motion to dismiss this action for lack of jurisdiction, or in the alternative to transfer the action to the Northern District of California. The motion to transfer was granted. Discovery is currently ongoing in the action in the Northern District of California. We cannot assure you of the outcome of this lawsuit or of the effect of any such outcome on our business.

      As is typical in the semiconductor industry, we have received notices from time to time from third parties alleging infringement claims. In July 1991, we were advised by General Signal Corporation (“GSC”) that we may need a license under certain U.S. patents owned by GSC relating to “cluster tool” equipment. Our 6500 series systems are generally configured with multiple process chambers and, therefore, may be deemed “cluster tool” equipment. A number of companies which were contacted by GSC with regard to licensing these patents formed an ad-hoc committee to investigate the validity of the GSC patents. As a result of such investigation, in November 1992 the committee members, including Tegal, jointly notified GSC that they believe the subject patents are invalid and that, accordingly, no license is necessary. In the fall of 1994, GSC filed suit against Applied Materials, a non-member of the ad-hoc investigative committee, alleging infringement of such patents. We believe that GSC’s dispute with Applied Materials has subsequently been settled. To date, GSC has taken no action against us in connection with the licensing of these patents. We further believe that GSC filed for bankruptcy protection and has since been dissolved. Nevertheless, we can not assure you that GSC or its successors will not take any such action in the future or, if any such action is taken, what the outcome of such action may be.

Item 4.      Submission of Matters to a Vote of Security Holders

      At the Company’s Annual Stockholders’ Meeting held on September 25, 2001, the following individuals were re-elected to the Board of Directors:

	Votes for	Votes Withheld

Michael L. Parodi	10,766,917	1,334,478
Jeffrey M. Krauss	11,095,660	1,005,735
Thomas R. Mika	11,096,976	1,004,419
Edward A. Dohring	11,095,908	1,005,487

      The proposal to adopt an amendment to the Company’s stock option plan for outside directors to (a) permit outside directors to elect to receive their director’s fee in the form of stock options instead of cash compensation and (b) facilitate changes to the plan by allowing the board of directors to make certain amendments permitted by law was approved by the stockholders as follows:

Votes For	10,636,657
Votes Against	1,443,340
Abstentions	21,398
Broker Non-Votes	0

Item 5.      Risk Factors

The semiconductor industry is cyclical and may experience periodic downturns which may negatively affect customer demand for our products and result in losses such as those experienced in the past.

      Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have had a material adverse effect on the semiconductor industry’s demand for semiconductor capital equipment, including etch systems manufactured by us. In response to the current significant industry slow-down, we have initiated a substantial cost containment program and a corporate-wide restructuring to preserve our cash. However, the need for continued investment in research and development, possible capital equipment requirements, and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to the current downturn.

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

Our potential customers may not adopt our products because of their significant cost or because our potential customers are already using a competitor’s tool.

      A substantial investment is required to install and integrate capital equipment into a semiconductor production line. Additionally, we believe that once a device manufacturer has selected a particular vendor’s capital equipment, that manufacturer generally relies upon that vendor’s equipment for that specific production line application and, to the extent possible, subsequent generations of that vendor’s systems. Accordingly, it may be extremely difficult to achieve significant sales to a particular customer once another vendor’s capital equipment has been selected by that customer unless there are compelling reasons to do so, such as significant performance or cost advantages. Any failure to gain access and achieve sales to new customers will adversely affect the successful commercial adoption of our products and could have a material adverse effect on us.

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

      The timing of new systems and technology announcements and releases by us and others may also contribute to fluctuations in quarterly operating results, including cases in which new systems or technology offerings cause customers to defer ordering systems from our existing product lines. Our revenue and operating results may also fluctuate due to the timing and mix of systems sold, the volume of service provided and spare parts delivered in a particular quarter and changes in pricing by us, our competitors or suppliers. Additionally, a substantial amount of income may be derived from patent license fees. Such fees are volatile and we cannot predict we will receive similar fees in the future. The impact of these and other factors on our revenue, operating results and cash flows in any future period is, and will continue to be, difficult for us to forecast.

Because technology changes rapidly, we may not be able to introduce our products in a timely enough fashion.

      The semiconductor manufacturing industry is subject to rapid technological change and new system introductions and enhancements. We believe that our future success depends on our ability to continue to enhance our existing systems and their process capabilities, and to develop and manufacture in a timely manner new systems with improved process capabilities. We may incur substantial unanticipated costs to ensure product functionality and reliability early in our products’ life cycles. There can be no assurance that we will be successful in the introduction and volume manufacture of new systems or that we will be able to develop and introduce, in a timely manner, new systems or enhancements to our existing systems and processes which satisfy customer needs or achieve market adoption.

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

We may not be able to protect our intellectual property or obtain licenses for third parties’ intellectual property and therefore we may be exposed to liability for infringement or the risk that our operations may be adversely affected.

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

      Existing litigation and any future litigation could result in substantial cost and diversion of effort by us, which by itself could have a material adverse effect on our financial condition, operating results and cash flows. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our systems. In addition, licenses under third parties’ intellectual property rights may not be available on reasonable terms, if at all.

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

      We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, sales of our common stock into the marketplace, failure to meet or changes in analysts’ expectations, general conditions in the semiconductor industry or the worldwide economy, announcements of technological innovations or new products or enhancements by us or our competitors, developments in patents or other intellectual property rights, developments in our relationships with our customers and suppliers, natural disasters and outbreaks of hostilities could cause the price of our common stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of our common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

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

      We are subject to a variety of governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. We believe that we are currently in compliance in all material respects with these regulations and that we have obtained all necessary environmental permits generally relating to the discharge of hazardous wastes to conduct our business. Nevertheless, our failure to comply with present or future regulations could result in additional or corrective operating costs, suspension of production, alteration of our manufacturing processes or cessation of our operations.

Item 6.  Exhibits and Reports on Form 8-K

      (a)     Exhibits

      None.

      (b)     Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEGAL CORPORATION
(Registrant)

/s/ KATHY PETRINI

Kathy Petrini
Corporate Controller, Treasurer and Secretary

Dated:  November 13, 2001