Form 10-Q
period 2001-12-31
TEGAL CORP /DE/
filed 2002-02-13
CIK 931059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26824

TEGAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0370244 (I.R.S. Employer Identification No.)

2201 South McDowell Blvd.
Petaluma, California 94954
(Address of Principal Executive Offices)

Telephone Number (707) 763-5600
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [   ]

     As of December 31, 2001, there were 14,310,938 shares of our common stock outstanding.

TEGAL CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31,	March 31,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$8,314	$12,649
Receivables, net	4,311	7,967
Inventories	17,320	17,759
Prepaid expenses and other current assets	3,628	1,775

Total current assets	33,573	40,150
Property and equipment, net	1,572	1,772
Other assets	157	330

Total assets	$35,302	$42,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable under lines of credit	$1,416	$3,840
Accounts payable	1,256	4,139
Product Warranty	1,370	1,713
Accrued expenses and other current liabilities	3,465	3,094
Deferred revenue	4,275	813

Total current liabilities	11,782	13,599
Long-term portion of capital lease obligation	10	44

Total liabilities	11,792	13,643

Stockholders’ equity:
Common stock	143	126
Additional paid-in capital	67,376	65,087
Accumulated other comprehensive income	450	350
Accumulated deficit	(44,459)	(36,954)

Total stockholders’ equity	23,510	28,609

	$35,302	$42,252

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Revenue:
Product	$1,869	$11,147	$13,167	$29,983
Services	500	576	1,470	1,987

Total revenue	2,369	11,723	14,637	31,970

Cost of sales:
Cost of product	1,012	6,405	7,744	16,303
Cost of services	391	996	2,161	3,035

Total cost of sales	1,403	7,401	9,905	19,338

Gross profit	966	4,322	4,732	12,632

Operating expenses:
Research and development	1,270	1,925	4,694	6,706
Sales and marketing	797	1,346	3,175	3,891
General and administrative	1,159	1,702	3,873	5,468

Total operating expenses	3,226	4,973	11,742	16,065

Operating loss	(2,260)	(651)	(7,010)	(3,433)
Other income (expense), net	(282)	8,227	(495)	8,330

Net income (loss) before cumulative effect of change in accounting principle	(2,542)	7,576	(7,505)	4,897
Cumulative effect of change in accounting principle, net of tax of $0	0	0	0	(372)

Net income (loss)	$(2,542)	$7,576	$(7,505)	$4,525

Net income (loss) per share before cumulative effect of change in accounting principle, basic	$(0.20)	$0.61	$(0.60)	$0.39
Cumulative effect of change in accounting principle	0	0	0	(.03)

Net income (loss) per share, basic	$(0.20)	$0.61	$(0.60)	$0.36

Net income (loss) per share before cumulative effect of change in accounting principle, diluted	$(0.20)	$0.60	$(0.60)	$0.38
Cumulative effect of change in accounting principle	0	0	0	(.03)

Net income (loss) per share, diluted	$(0.20)	$0.60	$(0.60)	$0.35

Shares used in per share computation:
Basic	12,620	12,494	12,604	12,481
Diluted	12,620	12,669	12,604	12,863

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$(7,505)	$4,525
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	681	1,035
Allowance for doubtful accounts and sales return allowances	76	(272)
Changes in operating assets and liabilities:
Receivables	3,840	(3,055)
Inventories	471	(957)
Prepaid expenses and other assets	(1,801)	(594)
Accounts payable	(2,883)	180
Accrued expenses and other liabilities	83	1,097
Deferred revenue	3,462	221

Net cash provided by (used in) operating activities	(3,576)	2,180

Cash flows used in investing activities — purchases of property and equipment	(481)	(705)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	97	184
Net proceeds from issuance of units of common stock and warrants	2,209	—
Borrowings under lines of credit	20,095	32,907
Repayment of borrowings under lines of credit	(22,512)	(29,295)
Repayment of capital lease financing	(52)	(84)

Net cash provided by (used in) financing activities	(163)	3,712

Effect of exchange rates on cash and cash equivalents	(115)	(199)

Net decrease in cash and cash equivalents	(4,335)	4,988
Cash and cash equivalents at beginning of period	12,649	12,627

Cash and cash equivalents at end of period	$8,314	$17,615

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share data)

1. Basis of Presentation:

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2001 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Tegal Corporation (the “Company”) for the fiscal year ended March 31, 2001. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of results to be expected for the entire year.

     The results for the nine months ended December 31, 2000 have been adjusted to reflect the adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

     The semiconductor equipment industry and the Company’s business have experienced a sharp decline in orders and revenues. As a result, the Company’s existing cash balances and anticipated cash flows from operations may not satisfy financing requirements for the next twelve months if the downturn continues. The Company raised $2.2 million from the private placement of units of common stock and warrants in December 2001 and may seek to raise additional financing which would result in additional dilution to the Company’s stockholders.

2. Inventories:

     Inventories consisted of:

	December 31,	March 31,
	2001	2001

Raw materials	$5,365	$4,810
Work in progress	2,693	4,369
Finished goods and spares	9,261	8,580

	$17,320	$17,759

3. Net Loss Per Common Share:

     Basic Earnings Per Share (EPS) is calculated by dividing net profit (loss) for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the number of additional common shares that would have been outstanding if the dilutive potential common shares (“common stock equivalents”) had been issued.

     Common stock equivalents for the three and nine months ended December 31, 2001 were 36,214 and 115,716 respectively, and have been excluded from shares used in calculating diluted loss per share because their effect would be antidilutive.

     Common stock equivalents for the three and nine months ended December 31, 2000 were 174,102 and 381,497 respectively, and have been included in the calculation of diluted income per share.

4. New Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, with the corresponding derivative gains or losses either reported in the statement of operations or as a deferred item in other comprehensive income (loss) depending on the type of hedge relationship that exists with respect to such derivatives. The Company adopted SFAS 133 during the fiscal quarter ended June 30, 2001, and such adoption did not have a material effect on its consolidated financial statements.

     In July 2001, the FASB issued SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and clarifies the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized, but instead are reviewed annually for impairment and written down via a charge to results of operations in any periods in which the recorded value of goodwill and certain intangibles is more than their fair value. SFAS 142 is effective January 1, 2002.

     In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

     The Company does not expect that the adoption of these accounting standards will have a significant impact on its consolidated financial position, results of operations or cash flows.

5. Lines of Credit:

     At December 31, 2001, the Company had approximately $1.1 million outstanding under its domestic line of credit, which is secured by substantially all of the Company’s domestic assets and which is further limited by the amounts of accounts receivable and inventories on the balance sheet. Given our accounts receivable and inventory balances as of December 31, 2001, we had fully utilized or available borrowings under that credit line as of that date. The facility has a maximum borrowing capacity of $10.0 million, is available until December 31, 2002, and bears interest at prime plus 2.0 percent, or 8.0 percent, as of December 31, 2001. Among other provisions, this credit facility requires the maintenance of certain financial covenants. As of December 31, 2001, the Company was in compliance with all financial covenants. In addition to the domestic facility, as of December 31, 2001, the Company’s Japanese subsidiary had approximately $0.3 million outstanding under its two bank lines of credit which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.375 percent as of December 31, 2001) plus 0.25 percent and 0.625 percent, respectively and have a renewal date of September 30, 2002.

6. Comprehensive Income (Loss):

     The components of comprehensive income (loss) for the three and nine month periods ended December 31, 2001 and 2000 are as follows:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,

	2001	2000	2001	2000

Net income (loss)	$(2,542)	$7,576	$(7,505)	$4,525
Foreign currency translation adjustment	(28)	120	100	76

	$(2,570)	$7,696	$(7,405)	$4,601

7. Restructuring:

     During the three month period ended September 30, 2001, the Company recorded a change of approximately $600,000 related to staff reductions of 55 employees, of which approximately $86,000 was classified as cost of sales, $231,000 as research and development, $263,000 as sales and marketing, and $20,000 as general and administrative expenses. All amounts were paid to the terminated employees as of September 30, 2001.

8. Sale of Units of Common Stock and Warrants:

     On December 31, 2001, the Company closed a private placement in which it sold to accredited investors 1,661,005 units, each unit consisting of one share of common stock and one warrant to purchase one-half of a share of common stock, for proceeds of $2.2 million, net of $0.1 million in cash stock issuance costs. The Company also granted to the placement agent warrants to purchase 83,050 shares of the Company’s common stock. The warrants have an exercise price of $2.50 per share and expire on December 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Information herein contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for our products, our quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, the cyclicality of the semiconductor industry, impediments to customer acceptance, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in our SEC reports. For further information, refer to the business description and risk factors sections included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and the risk factors section included in this Form 10-Q (Part II, Item 5) as filed with the SEC.

Results of Operations

     Tegal designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits, read-write heads for the disk drive industry, printer heads, telecommunications equipment and small flat panel displays.

     The following table sets forth certain financial items as a percentage of revenue for the three and nine-month periods ended December 31, 2001 and 2000:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,

	2001	2000	2001	2000

Revenue:
Product revenue	78.9%	95.1%	90.0%	93.8%
Services revenue	21.1	4.9	10.0	6.2

Total revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of product	42.7	54.6	52.9	51.0
Cost of services	16.5	8.5	14.8	9.5

Total cost of sales	59.2	63.1	67.7	60.5

Gross profit	40.8	36.9	32.3	39.5
Operating expenses:
Research and development	53.7	16.5	32.0	21.0
Sales and marketing	33.6	11.5	21.7	12.2
General and administrative	48.9	14.5	26.5	17.0

Total operating expenses	136.2	42.5	80.2	50.2

Operating loss	(95.4)	(5.6)	(47.9)	(10.7)
Other income (expense), net	(11.9)	70.2	(3.4)	26.1

Net income (loss) before cumulative effect of change in accounting principle	(107.3)	64.6	(51.3)	15.4
Cumulative effect of change in accounting principle net of tax of $0	0	0	0	(1.2)

Net income (loss)	(107.3)	64.6	(51.3)	14.2

     Product revenue. Revenue for the three and nine months ended December 31, 2001 was $1.9 million and $13.2 million, respectively, a decrease of $9.3 million and $16.8 million, respectively, over the comparable periods in 2000. The decrease for the three months ended December 31, 2001 was principally due to the sale of 19 fewer 900 series systems and the sale of no 6500 series systems as compared to the sale of two 6500 series systems for the same period in the prior year. The decrease for the nine months ended December 31, 2001 was principally due to the sale of 49 fewer 900 series systems sold and one less 6500 series system compared to the same period in the prior year. As of December 31, 2001 and 2000 our backlog was $2.6 million and $2.8 million, respectively. The decline in sales is due to the semiconductor industry downturn.

     Revenue from services, for the three months ended December 31, 2001 and December 31, 2000 were $0.6 and $0.5 million, respectively. For the nine months ended December 31, 2001 service related revenue was $1.5 million, down from $2.0 million for the nine month period ended December 31, 2000, which is a result of customers’ decreased utilization of Tegal’s etch systems during the current industry downturn.

     International sales as a percentage of the Company’s revenue were approximately 47.1% and 66.7% for the three months and 58.5% and 59.2% for the nine months ended December 31, 2001 and 2000, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

     Gross profit. Gross profit as a percentage of revenue was 40.8% and 36.9% for the three months ended December 31, 2001 and 2000, respectively. The increase in gross profit reflects the benefit of our cost containment measures taken during the second quarter of this fiscal year. Gross profit as a percentage of revenue was 32.3% and 39.5% for the nine months ended December 31, 2001 and 2000, respectively. The decrease in gross profit for the nine months ended December 31, 2001 compared to the same period in the prior year was principally attributable to lower volumes offset in part by reduced manufacturing expenses.

     Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $1.3 million and $1.9 million for the three months and $4.7 million and $6.7 million for the nine months ended December 31, 2001 and 2000, respectively, representing 53.7% and 16.5% of revenue for the three months and 32% and 21% of revenue for the nine months ended December 31, 2001 and 2000, respectively. The decrease in absolute research and development spending is primarily due to the completion and implementation of specific projects.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $0.8 million and $1.3 million for the three months and $3.2 million and $3.9 million for the nine months ended December 31, 2001 and 2000, respectively, representing 33.6% and 11.5% of revenue for the three months and 21.7% and 12.2% of revenue for the nine months ended December 31, 2001 and 2000, respectively.

     General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1.2 million and $1.7 million for the three months and $3.9 and $5.5 million for the nine months ended December 31, 2001 and 2000, respectively, representing 48.9% and 14.5% of revenue for the three months and 26.5% and 17% of revenue for the nine months ended December 31, 2001 and 2000, respectively. The decrease in absolute general and administrative spending for the three and nine-month periods ended December 31, 2001, compared to the same periods in the prior year, was primarily attributable to reduced expenses in connection with our patent litigation and cost reduction measures.

     Other income (expense), net. For the three and nine months ended December 31, 2001, other income (expense), net consists primarily of interest expense on the lines of credit offset in part by interest income on outstanding cash balances, and gains and losses on foreign exchange. For the three and nine months ended December 31, 2000 other income (expense) consisted primarily of licensing fees received for non exclusive patent rights.

     Cumulative effect of change in accounting principle. During the fourth quarter of fiscal 2001, we implemented the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” retroactive to the beginning of the fiscal year. The cumulative effect of the change in accounting principle on prior years of $372,000 was reported in the fiscal quarter ended June 30, 2000.

Liquidity and Capital Resources

     For the nine-month periods ended December 31, 2001 and 2000, we financed our operations through the use of outstanding cash balances and borrowings against our promissory note borrowing facilities in Japan, as well as our domestic line of credit.

     Net cash used in operations was $3.6 million during the nine months ended December 31, 2001, due principally to a net loss of $6.8 million after adjusting for depreciation, and a decrease in accounts receivable and inventories and an increase in deferred revenue offset, in part, by an increase in prepaid expenses and other assets and a decrease in accounts payable. Net cash provided by operations was $2.2 million during the nine months ended December 31, 2000, due principally to a net income of $5.6 million after adjusting for depreciation, offset in part by an increase in inventories, accounts receivable and prepaid expenses and other assets.

     Capital expenditures totaled approximately $0.5 million for the nine months ended December 31, 2001 and $0.7 million for the nine months ended December 31, 2000. Capital expenditures in both periods were incurred principally for leasehold improvements and to acquire design tools, analytical equipment and computers.

     Net cash used in financing activities totaled $0.2 million for the nine months ended December 31, 2001. The cash used for the nine months ended December 31, 2001 was due principally to the repayment of borrowings on the domestic line of credit, offset by proceeds of $2.2 million from our private placement of common stock and warrants. Net cash provided by financing activities totaled $3.7 million for the nine months ended December 31, 2000, due principally to increased borrowing under our domestic line of credit.

     As of December 31, 2001, we had approximately $8.3 million of cash and cash equivalents. In addition to cash and cash equivalents, our other principal sources of liquidity consist of the unused portions of several bank-borrowing facilities. At December 31, 2001, we had approximately $1.1 million outstanding under our domestic line of credit, which is secured by substantially all of the Company’s assets and which is further limited by the amounts of accounts receivable and inventories on the balance sheet. Given our accounts receivable and inventory balances as of December 31, 2001, we had fully utilized our available borrowings under that credit line as of that date. The facility has a maximum borrowing capacity of $10.0 million, is available until December 31, 2002 and bears interest at prime plus 2.0 percent, or 8.0 percent, as of December 31, 2001. Among other provisions, this credit facility requires the maintenance of certain financial covenants. As of December 31, 2001, the Company was in compliance with all financial covenants. In addition to the domestic facility, as of December 31, 2001, the Company’s Japanese subsidiary had approximately $0.3 million outstanding under its two bank lines of credit which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.375 percent as of December 31, 2001) plus 0.25 percent and 0.625 percent, respectively.

     In response to the rapid and significant industry slow-down, we have initiated substantial cost containment programs and a corporate-wide restructuring to preserve our cash position. Our projected annual cost savings from these initiatives are estimated at approximately $8.0 million, offset in part by severance package payouts of approximately $0.6 million in the fiscal quarter ended September 30, 2001. We also sold shares of common stock for net proceeds of $2.2 million in December 2001. However, despite these cost reduction efforts and additional financing, if the downturn continues our existing capital resources may not be sufficient to meet our operating needs for the next twelve months. We may seek to raise additional financing which would result in additional dilution to the Company’s stockholders.

     For more information on our capital resources, see “Risk Factors” in Part II, Item 5.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our cash equivalents are principally comprised of money market accounts. These accounts are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less.

     We have foreign subsidiaries which operate and sell our products in various global markets. As a result, our cash flow and earnings are exposed to fluctuations in interest and foreign currency exchange rates. We attempt to limit these exposures through the use of various hedge instruments, primarily forward exchange contracts and currency option contracts (with maturities of less than three months) to manage our exposure associated with firm commitments and net asset and liability positions denominated in non-functional currencies. There have been no material changes regarding market risk since the disclosures made in our Form 10-K for the fiscal year ended March 31, 2001.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On March 17, 1998, the Company filed suit (the “TEA case”) in the United States District Court in the Eastern District of Virginia against Tokyo Electron America, Inc. and several of its affiliated companies alleging that TEL’s 65DI and 85DI IEM etch equipment infringe certain of its patents. The TEA case was tried to the District Court in May 1999, and on August 31, 1999, the court found both patents-in-suit valid, and found that TEA had willfully infringed Tegal’s ‘223 dual-frequency triode etcher patent. The District Court enjoined TEA from further sales or service of its IEM etchers. In addition, the District Court ordered TEA to pay attorney’s fees and court costs to Tegal. On appeal, the Federal Circuit affirmed the District Court’s findings of infringement and the interpretations of the ‘223 patent on which those findings were made, but reversed certain findings relating to TEA’s defense of anticipation. As a result, the Federal Circuit vacated the judgment and the injunction and remanded the case for further consideration of the anticipation defense. Both TEA and Tegal have filed petitions for certiorari to the United States Supreme Court seeking review of the Federal Circuit’s decision. All further proceedings before the District Court have been stayed until the proceedings in the Supreme Court have concluded. In a separate action against Tokyo Electron Limited (the “TEL case”) concerning a later generation of etchers known as the Advanced IEM or AIEM, the District Court granted summary judgment of noninfringment for TEL on August 7, 2000 and entered judgment for TEL on September 11, 2000. On February 1, 2002, the Federal Circuit affirmed the District Court’s decision on summary judgment that the AIEM does not infringe the ‘223. Tegal is currently reviewing the implications of the Federal Circuit’s decision and weighing options for rehearing or further appeal. At this stage, the Company cannot assure you of the outcome of either of the TEA case or the TEL case or of the effect of any such outcome on our business.

     On September 1, 1999, the Company filed a patent infringement action against Lam Research Corporation (the “Lam” case), asserting infringement of the ‘223 patent and a second, related patent known as the ‘618. That suit was also filed in the Eastern District of Virginia, Richmond Division. In it the Company seeks injunctive relief barring Lam from manufacturing, selling and supporting products that incorporate the Company’s patented technology. The Company is further seeking enhanced damages for willful infringement of its patents. The specific accused products are Lam’s Exalan and 4520xl lines of etchers. Lam filed a motion to dismiss this action for lack of jurisdiction, or in the alternative to transfer the action to the Northern District of California. The motion to transfer was granted. The case is currently pending in the Northern District of California. Although discovery is ongoing in the action, the District Court has deferred setting a schedule for the Markman hearing to interpret the patents in issue or the trial pending final appellate decisions in the TEA and TEL cases. The Federal Circuit’s February 1, 2002 ruling may be binding on Tegal in the Lam case to the extent the same issue is presented there, unless the decision is revised or reversed on rehearing or further appeal. At this stage, we cannot assure you of the outcome of the Lam case or of the effect of any such outcome on our business.

Item 2. Changes in Securities and Use of Proceeds

     On December 31, 2001, the Company closed a private placement in which it sold to accredited investors 1,661,005 units at a purchase price of $1.40 per unit. Each unit consisted of one share of common stock and one warrant to purchase one half of a share of common stock, for gross proceeds of $2.3 million. The warrants have an exercise price of $2.50 per share and expire December 31, 2006. In connection with the private placement, the Company also issued to our placement agent warrants to purchase 83,050 shares of common stock. The sale and issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering. The Company intends to use the net proceeds from these securities for general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the three month period ended December 31, 2001.

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

     The development, manufacture and marketing of etch systems are highly capital intensive. In order to be competitive, we must continue to make significant expenditures for, among other things, capital equipment and the manufacture of evaluation and demonstration unit inventory for our 6500 series etch systems. Additionally, our industry is now experiencing a sharp decline in orders and revenues. As a result, our existing cash balances, anticipated cash flow from operations and funds available under our existing lines of credit may not satisfy our financing requirements for the next twelve months. In December 2001, we completed a private placement of our common stock and received gross proceeds of $2.3 million. We are also seeking additional financing. However, there can be no assurance that additional financing, if required, will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders.

We have recently issued a large number of shares of our common stock, and the sale of these shares could cause our stock price to decline.

     We have recently issued a large number of shares of our common stock, and the sale of these shares could cause our stock price to decline. In December 2001, we issued an aggregate of approximately 1.66 million shares of our common stock and warrants to purchase approximately 830,000 additional shares on certain terms and conditions to investors in a private placement. In connection with the private placement, we also issued to our placement agent warrants to purchase 83,050 shares of our common stock. We are required to use reasonable efforts to file a registration statement under the Securities Act of 1933 covering the sale of all of the foregoing shares. We expect to file such registration statement in March 2002. If these stockholders sell substantial amounts of our common in the public market following this offering, the market price of our common stock could fall.

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

     Our top five customers accounted for 42.0%, 53.1% and 66.4% of our systems revenues in fiscal 2001, 2000 and 1999, respectively. Two customers accounted for more than 10% of net systems sales in fiscal 2001. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor manufacturing industry, may have a material adverse effect on our business, financial condition, results of operations and cash flows. Our ability to increase our sales in the future will depend, in part, upon our ability to obtain orders from new customers, as well as the financial condition and success of our existing customers and the general economy, which is largely beyond our ability to control.

We are exposed to additional risks associated with international sales and operations.

     International sales accounted for 61%, 59% and 72% of total revenue for fiscal 2001, 2000 and 1999, respectively. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on our operations and financial results.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

(i)	Form of Unit Purchase Agreement dated December 31, 2001.

(ii)	Form of Warrant

(iii)	Third Amended and Restated 1998 Equity Participation Plan

(iv)	Third Amended and Restated Stock Option Plan for Outside Directors

     (b)  Reports on Form 8-K

           None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEGAL CORPORATION (Registrant)

/s/ KATHY PETRINI

Kathy Petrini Corporate Controller, Treasurer and Secretary

Dated: February 13, 2002

EXHIBIT INDEX

Exhibit
No.	Description

(i)	Form of Unit Purchase Agreement dated December 31, 2001.
(ii)	Form of Warrant
(iii)	Third Amended and Restated 1998 Equity Participation Plan
(iv)	Third Amended and Restated Stock Option Plan for Outside Directors