Form 10-K
period 2002-03-31
TEGAL CORP /DE/
filed 2002-06-26
CIK 931059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-26824

Tegal Corporation

(Exact name of registrant as specified in its charter)

Delaware	68-0370244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 South McDowell Boulevard Petaluma, California	94954
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (707) 763-5600

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.          Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☑

      The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on June 20, 2002 as reported on the Nasdaq National Market was $12,392,075. As of June 20, 2002, 14,310,938 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for registrant’s 2002 Annual Meeting of Stockholders to be held on September 24, 2002, will be filed with the Commission within 120 days after the close of the registrant’s fiscal year and are incorporated by reference in Part III.

PART I

Item 1.     Business

      Information contained or incorporated by reference herein contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The following contains cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements. See “Risk Factors.”

The Company

      Tegal Corporation, a Delaware corporation (“Tegal”), designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits (“ICs”) and related devices in voice and data telecommunications, thin film head, small flat panel and printer head applications. Etching constitutes one of the principal IC and related device production process steps and must be performed numerous times in the production of such devices.

      We were formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc. (“Motorola”). Our predecessor company was founded in 1972 and acquired by Motorola in 1978. We completed our initial public offering in October 1995.

Semiconductor Industry Background

Growth of Semiconductor and Semiconductor Equipment Industries

      The semiconductor industry has experienced significant growth over the last 20 years. This growth has resulted from the increasing demand for ICs from traditional IC markets, such as personal computers, telecommunications, consumer electronics, automotive electronics and office equipment, as well as developing markets, such as wireless communications, multimedia and portable and network computing. As a result of this increased demand, semiconductor device manufacturers have periodically expended significant amounts of capital to build new semiconductor fabrication facilities (“fabs”) and to expand existing fabs. In spite of the continuing growth in demand for semiconductors, the industry periodically experiences cycles of excess supply and excess capacity as additions to capacity are brought online in large increments which exceed the short-term growth in demand for ICs. The industry periodically experiences such fluctuations, and is currently experiencing a slowdown in the purchase of equipment for the manufacture of ICs.

      Growth in the semiconductor industry has been driven, in large part, by advances in semiconductor performance at a decreasing cost per function. Advanced semiconductor processing technologies increasingly allow semiconductor manufacturers to produce ICs with smaller features, thereby increasing processing speed and expanding device functionality and memory capacity. As ICs have become more complex, however, both the number and price of state of the art process tools required to manufacture ICs have increased significantly. As a result, the cost of semiconductor manufacturing equipment has become an increasingly large part of the total cost of producing advanced ICs. Today, a typical 200 millimeter wafer fab may cost as much as $1.5 to $2.0 billion, with semiconductor manufacturing equipment costs representing the majority of total fab costs.

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

      Each step of the manufacturing process for ICs requires specialized manufacturing equipment. Today, plasma etch systems are used for the great majority of etching processes. During a plasma etch process (also known as “dry etch”), a semiconductor wafer is exposed to a plasma composed of a reactive gas, such as chlorine, which etches away selected portions of the layer underlying the patterned photoresist layer.

Segmentation of the Etch Market

      The dry etch market is generally segmented into the following market segments, defined according to the class of film being etched: polysilicon, oxide (dielectric) and metal. New films are continually being developed in each of these three market segments.

      Certain dry etch technologies or processes are better suited for etching different types of materials (films) and, as a result, the dry etch market may be segmented according to the type of film being etched. In addition, as ICs become increasingly complex, certain etch steps required to manufacture a state of the art IC demand leading edge (or “critical”) etch performance. For example, to produce a 64-megabit DRAM device, semiconductor manufacturers are required to etch certain device features at dimensions as small as 0.13 micron. Nonetheless, even in the most advanced ICs, production steps can be performed with less demanding (or “non-critical”) etch performance. As a result, we believe the etch market has also begun to segment according to the required level of etch performance — critical or non-critical.

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

Market Segmentation and Tool Costs

      Over time, the disparity in relative prices for etch systems capable of etching at non-critical versus critical dimensions has grown significantly. We believe that in 1993, the cost of an eight inch wafer-capable system ranged from approximately $500,000 to $700,000. Given the relatively modest price differential among etchers, manufacturers of ICs and similar devices tended to purchase one system (the one they believed provided the most technologically advanced solution for their particular etch requirements), to perform all their etching. In contrast, the cost today of an eight inch capable etch system ranges from approximately $500,000, for reliable, non-critical etchers, to more than $2.5 million, for advanced, state of the art critical etchers. Consequently, in periods of high equipment utilization we believe it is no longer cost effective to use state of the art etchers to perform both critical and non-critical etching. When critical etching is required in the production process, we believe that the leading purchasing factor for a semiconductor manufacturer will continue to be, ultimately, the product’s etch performance. When non-critical etching is required in the production process, we believe the leading purchasing factor for a semiconductor manufacturer will be the overall product cost, with particular emphasis on the system’s sale price. In either case, however, the semiconductor manufacturer is driven to make a value-oriented purchasing decision which minimizes the overall etch system costs, while meeting the required etch process performance. We believe that a well-implemented “mix and match” purchasing philosophy could allow a semiconductor manufacturer to realize significant etch system savings.

Business Strategy

      We have a large installed base of etch equipment exceeding 1,500 systems and we believe that over the years we have earned a reputation as a supplier of reliable, value-oriented etch systems. Our systems are sold throughout the world to both domestic and international customers. In our fiscal year ended March 31, 2002, approximately 67% of our revenues resulted from international sales. To support our systems sales, we maintain local service and support in every major geographic market in which we have an installed base, backed up by a spares logistics system designed to provide delivery within 24 hours anywhere in the world.

      Our objective is to build on our technical knowledge, experience and reputation in the etch industry, as well as our established sales, marketing and customer service infrastructure, to be a leading supplier of etch systems for both the critical and non-critical segments of the etch market. To meet this objective, we are implementing a business strategy incorporating the following elements:

•	Use the performance capabilities of our 6500 series systems to generate incremental sales from the IC and related device markets for critical etch of specific applications and films where our products provide unique performance capabilities; and

•	Increase sales of our non-critical etch systems by focusing sales and marketing on specialty applications that are addressed by our 900 series etchers such as voice and data telecommunications chips using gallium arsenide and other III-V materials, thin film heads, small flat panels, printer heads and the conversion from wet to dry etch technologies.

Products

6500 Series Products

      We offer several models of our 6500 series critical etch products configured to address film types and applications desired by the customer. We introduced the 6500 series tool in 1994 and since that time have expanded the product line to address new applications. Etch applications addressed by the 6500 series system include:

•	new high K dielectrics and associated materials used in capacitors at sub-0.5 micron for FRAMs, high-density DRAM and magnetic memory (MRAM) devices;

•	shallow trench isolation used to isolate transistors driven by increased packing densities used in memory devices employing design rules at or below 0.25 micron;

•	sub-0.5 micron multi-layer metal films composed of aluminum/copper/silicon/titanium alloys;

•	sub-0.5 micron polysilicon;

•	Compound Semiconductor III-V materials; and

•	leading edge thin film head materials.

      All 6500 series models offer one and two-chamber configurations and a rinse/strip option. Prices for 6500 series systems typically range between $1.8 million and $3.0 million.

      Our 6500 series systems have been engineered to provide process flexibility and competitive throughput for wafers and substrates up to eight inches in diameter, while minimizing cost and space requirements. The 6550 Spectra chamber is 300mm capable and is currently being used on the 200mm 6500 platform. Customer demand for new materials is at the 200mm node. However, having 300mm capability is important for future customer needs. A dual chamber platform design allows for either parallel or integrated etch processes. We seek to maximize the 6500 series systems’ average throughput by incorporating a process chamber technology and system architecture designed to minimize processing down-time required for cleaning and maintenance. Each 6500 series system has a central wafer handling system with full cassette vacuum loadlocks, non-contact optical wafer alignment and a vacuum transport system. Individual process module servicing is possible without shutting down the system or other chambers. Contamination control features in the 6500 series systems include pick and place wafer handling with no moving parts above the wafer, four-level vacuum isolation from the atmosphere to the etch chamber, and individual high-throughput, turbo-pumped vacuum systems for the cassettes, wafer handling platform and each process module. These and other features of the 6500 series are designed to enable a semiconductor manufacturer to reduce wafer particle contamination to a level that we believe exceeds industry standards and to improve etch results and process flexibility.

      In addition, our 6500 series systems incorporate a software system that has been designed and tested to minimize the risk of the system operator “crashing” the system or interrupting wafer fabrication, while being easy to use. This software system incorporates a software architecture designed to operate in multiple interface modes, including operator, maintenance engineer, process engineer and diagnostic modes. Features include icon-based touch screen menus for ease of use. In addition, the software provides a quick-response interface which allows the semiconductor manufacturer access to all necessary system information for factory automation. The system includes data in-situ process manufacturing archiving and remote, real time diagnostics.

900 Series Products

      We introduced our 900 series family of etch systems in 1984 as a critical etch tool of that era. Over the years, we have enhanced the 900 series family as non-critical etch systems capable of performing the etch steps required in the production of silicon-based IC devices and, more recently, as critical etch tools for new specialty devices such as gallium arsenide for high-speed telecommunications devices. In 1994, we introduced an eight-inch wafer capable 900 series system (capable of etching five inch to eight-inch wafers). The 900 series non-critical etch systems are aimed at pad, zero layer, non-selective nitride, backside, planarization and small flat panel display applications, thin film etch applications used in the manufacture of read-write heads for the disk drive industry and gallium arsenide and other III-V materials used in high-speed digital wireless telecommunications applications. Our 900 series systems typically sell for a price of $250,000 to $600,000.

      The 900 series systems incorporate a single process chamber on a non-loadlocked modular platform for reliability and ease of maintenance, which we believe results in higher average throughput and lower operating costs. Continued improvements in both reliability and performance have enabled us to offer the 900 series systems as a solution for a broad range of applications involving line widths down to 0.8 microns.

      The i900 was introduced in July 2000. This system has enhanced the functionality of the 900 series with added features such as user-friendly GUI (graphical user interface) touch screens, better process control and an improved transport system that will increase efficiency, while preserving the durability for which the tool is known.

Customers

      We sell our systems to semiconductor and related electronic device component manufacturers throughout the world. Major customers over the last three fiscal years have included the following:

Advanced Wireless Semiconductor Alcatel Austria Mikro Systeme Analog Devices Compound Semiconductor Mfg. Fairchild Semiconductor Motorola	NEC Nortel Networks Oki Electric Opto Tech RF Micro Devices Sony STMicroelectronics	Sumitomo Electric Tesla Toshiba TRW Space & Electronics Walsin Lihwa Win Semiconductors Winbond Electronics

      Of these 21 customers, ten ordered one or more systems in fiscal 2002. The composition of our top five customers has changed from year to year, but net system sales to our top five customers in each of fiscal 2002, 2001 and 2000 accounted for 54.4%, 42.0% and 53.1%, respectively, of our total net system sales. STMicroelectronics, Nortel, Analog and NEC represented 24.2%, 17.1%, 10.1% and 13.1%, respectively, of our net system sales in 2002. Nortel and Sony represented 17.6% and 13.0%, respectively, of our net system sales in 2001. Motorola, Sony and STMicroelectronics represented 15.5%, 13.9% and 10.2%, respectively, of our net system sales in fiscal 2000. Other than the above customers, no single customer represented more than 10% of our net system sales in fiscal 2002, 2001 or 2000. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, may have a material adverse effect on us.

Backlog

      We schedule production of our systems based upon order backlog and customer commitments. We include in our backlog only orders for which written purchase orders have been accepted and shipment dates within the next 12 months have been assigned. As of March 31, 2002 and 2001 our order backlog was approximately $1.6 million and $10 million, respectively. Booked system orders are subject to cancellation by the customer, but with substantial penalties except in the case of orders for evaluation systems or for systems which have not yet incurred production costs. Orders may be subject to rescheduling with limited or no penalty. Some orders are received for systems to be shipped in the same quarter as the order is received. As a result, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Marketing, Sales and Service

      We sell our systems worldwide through a network of 12 direct sales personnel and five independent sales representatives in sales offices located throughout the world. In the United States of America, we market our systems through direct sales personnel located in three regional sales offices and at our Petaluma, California headquarters. In addition, we provide field service and applications engineers out of our regional locations and our Petaluma headquarters in order to ensure dedicated technical and field process support throughout the United States of America on short notice.

      We maintain sales, service and process support capabilities in Japan, Taiwan, South Korea, Germany, Italy and the United Kingdom and service/support operations in Austria and China. In addition to our international direct sales and support organizations, we also market our systems through independent sales representatives in China, Israel, South Korea and Singapore and selected markets in Japan.

      International sales, which consist of export sales from the United States of America either directly to the end user or to one of our foreign subsidiaries, accounted for approximately 67%, 61% and 59% of total revenue for fiscal 2002, 2001 and 2000, respectively. Revenues by region for each of the last three fiscal years were as follows:

	Years Ended March 31,

	2002	2001	2000

United States	$7,168	$15,087	$10,867
Asia, excluding Japan	3,903	5,612	2,095
Europe	6,441	10,644	7,498
Japan	4,094	6,862	5,978

Total sales	$21,606	$38,205	$26,438

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

      The sales cycles for our systems vary depending upon whether the system is an initial design-in, reorder or used equipment. Initial design-in sales cycles are typically 12 to 18 months, particularly for 6500 series systems. In contrast, reorder sales cycles are typically four to six months, and used system sales cycles are generally one to three months. The initial design-in sales cycle begins with the generation of a sales lead, which is followed by qualification of the lead, an analysis of the customer’s particular applications needs and problems, one or more presentations to the customer (frequently including extensive participation by our senior management), two to three wafer sample demonstrations, followed by customer testing of the results and extensive negotiations regarding the equipment’s process and reliability specifications. Initial design-in sales cycles are monitored by senior management for correct strategy approach and prioritization. We may, in some rare instances, need to provide the customer with an evaluation critical etch system for three to six months prior to the receipt of a firm purchase order.

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

      As of March 31, 2002, we had 30 full-time employees dedicated to equipment design engineering, process support and research and development. Research and development expenses for fiscal 2002, 2001 and 2000 were $5.9 million, $8.9 million and $10.1 million, respectively, and represented 27.4%, 23.4% and 38.0% of total revenue, respectively. Such expenditures were used for the development of new systems and processes, continued enhancement and customization of existing systems, etching customer samples in our demonstration labs and providing process engineering support at customer sites.

Manufacturing

      Our etch systems are produced at our headquarters in Petaluma, California. Our manufacturing activities consist of assembling and testing components and sub-assemblies which are then integrated into finished systems. We have structured our production facility to be driven either by orders or by forecasts and have adopted a modular system architecture to increase assembly efficiency and design flexibility. We have also implemented “just-in-time” manufacturing techniques in our assembly processes. Through the use of such techniques, 900 series system manufacturing cycle times take approximately 14 days and cycle times for our 6500 series products take two to three months.

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

Intellectual Property

      We hold an exclusive license or ownership of 38 United States of America patents, including our dual frequency tri-electrode control system, and 30 corresponding foreign patents covering various aspects of our systems. We have also applied for 15 additional United States of America patents and 51 additional foreign patents. Of these patents, a few expire as early as 2003, others expire as late as 2019 with the average expiration occurring in approximately 2011. We believe that the duration of such patents generally exceeds the life cycles of the technologies disclosed and claimed therein. We believe that although the patents we have exclusively licensed or hold directly will be of value, they will not determine our success, which depends principally upon our engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our systems, processes and manufacturing techniques. We have signed a non-exclusive field of use license to two of our patents, which validates and protects our strategic application sets. In addition, other companies and inventors may receive patents that contain claims applicable to our systems and processes. The sale of our systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. We also rely on trade secrets and other proprietary technology that we seek to protect, in part, through confidentiality agreements with employees, vendors, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by others.

      The original version of the system software for our 6500 series systems was jointly developed by us and Realtime Performance, Inc., a third party software vendor. We hold a perpetual, non-exclusive, non-royalty bearing license to use and enhance this software. The enhanced version of the software currently used on our 6500 series systems has undergone multiple releases of the original software, and such enhancements were developed exclusively by us. Neither the software vendor nor any other party has any right to use our current release of the system software.

Employees

      As of March 31, 2002, we had a total of 141 regular employees and two part-time contract personnel. Of our regular employees, 30 are in engineering, research and development, 30 are in manufacturing, 59 are in marketing, sales and customer service and support and 22 are in executive and administrative positions. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract, retain and develop such employees. Skilled employees, especially employees with extensive technological backgrounds, remain in demand. There can be no assurance that we will be able to attract or retain the skilled employees which may be necessary to continue our research and development, manufacturing or marketing programs. The loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on us.

      None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Risk Factors

The semiconductor industry is cyclical and may experience periodic downturns which may negatively affect customer demand for our products and result in losses such as those experienced in the past.

      Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have had a material adverse effect on the semiconductor industry’s demand for semiconductor capital equipment, including etch systems manufactured by us. In response to the current significant industry slow-down, we have initiated a substantial cost containment program and a corporate-wide restructuring to preserve our cash. However, the need for continued investment in research and development, possible capital equipment requirements and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to the current downturn.

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

      The development, manufacture and marketing of etch systems are highly capital intensive. In order to be competitive, we must continue to make significant expenditures for, among other things, capital equipment and the manufacture of evaluation and demonstration unit inventory for our 6500 series etch systems. Additionally, our industry is now experiencing a sharp decline in orders and revenues. If this decline continues, our existing cash balances, anticipated cash flow from operations and funds available under our existing lines of credit may not satisfy our financing requirements for the next 12 months. In December 2001, we completed a private placement of our common stock and received gross proceeds of $2.3 million. We are also seeking additional financing. However, there can be no assurance that additional financing, if required, will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders.

We have recently issued a large number of shares of our common stock, and the sale of these shares could cause our stock price to decline.

      We have recently issued a large number of shares of our common stock, and the sale of these shares could cause our stock price to decline. In December 2001, we issued an aggregate of approximately 1.66 million shares of our common stock and warrants to purchase approximately 830,500 additional shares on certain terms and conditions to investors in a private placement. In connection with the private placement, we also issued to our placement agent and its employees warrants to purchase 83,050 shares of our common stock. If these stockholders sell substantial amounts of these shares of our common stock, the market price of our common stock could fall.

We depend on sales of our 6500 series systems in critical etch markets that may not fully adopt our product for production use.

      We have designed our 6500 series systems for sub-0.35 micron critical etch applications in emerging films, polysilicon and metal which we believe to be the leading edge of critical etch applications. Revenues from the sale of 6500 series systems accounted for 36% and 21% of total revenues in fiscal 2002 and 2001, respectively. Our 6500 series systems are currently being used primarily for research and development activities or low volume production. For the 6500 series systems to achieve full market adoption, our customers must utilize these systems for volume production. There can be no assurance that the market for critical etch emerging film, polysilicon or metal etch systems will develop as quickly or to the degree we expect.

      If the 6500 series does not achieve significant sales or volume production due to a lack of full customer adoption, our business, financial condition, results of operations and cash flows will be materially adversely affected.

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

      Our top five customers accounted for 54.4%, 42.0% and 53.1% of our systems revenues in fiscal 2002, 2001 and 2000, respectively. Four customers accounted for more than 10% of net systems sales in fiscal 2002. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor manufacturing industry, may have a material adverse effect on our business, financial condition, results of operations and cash flows. Our ability to increase our sales in the future will depend, in part, upon our ability to obtain orders from new customers, as well as the financial condition and success of our existing customers and the general economy, which is largely beyond our ability to control.

We are exposed to additional risks associated with international sales and operations.

      International sales accounted for 67%, 61% and 59% of total revenue for fiscal 2002, 2001 and 2000, respectively. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on our operations and financial results.

      Sales of our systems in certain countries are billed in local currency, and we have a line of credit denominated in Japanese Yen. We generally attempt to offset a portion of our U.S. dollar denominated balance sheet exposures subject to foreign exchange rate remeasurement by purchasing forward currency contracts for future delivery. There can be no assurance that our future results of operations and cash flows will not be adversely affected by foreign currency fluctuations. In addition, the laws of certain countries in which our products are sold may not provide our products and intellectual property rights with the same degree of protection as the laws of the United States of America.

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

Special Note Regarding Forward Looking Statements

      This Form 10-K includes or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements, which are based on assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. These forward-looking statements are subject to risks, uncertainties and assumptions about us. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth under the caption “Risk Factors” and elsewhere in this prospectus and the documents incorporated by reference in this Form 10-K. If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirely by the cautionary statements in this paragraph.

Item 2.     Properties

      We maintain our headquarters, encompassing our executive office, manufacturing, engineering and research and development operations, in one leased 120,000 square foot facility in Petaluma, California. We currently occupy 80,000 square feet of this building, with the remaining portion sublet or being offered for sublet. The lease expires in March 2004, with an option to exit in March 2003, and carries one five-year renewal option. Other than certain large pieces of capital equipment leased by us, we own substantially all of the machinery and equipment used in our facilities. We believe that our existing facilities are adequate to meet our requirements for several years.

      We lease sales, service and process support space in Munich, Germany; Kawasaki, Japan; Catania, Italy; Seoul, South Korea; and Hsin Chu City, Taiwan.

Item 3.     Legal Proceedings

      On March 17, 1998, we filed suit (the “TEA case”) in the United States District Court in the Eastern District of Virginia against Tokyo Electron America, Inc. and several of its affiliated companies alleging that TEL’s 65DI and 85DI IEM etch equipment infringe certain of our patents. The TEA case was tried in the District Court in May 1999, and on August 31, 1999, the Court found both patents-in-suit valid, and found that TEA had willfully infringed our ’223 dual-frequency triode etcher patent. The District Court enjoined TEA from further sales or service of its IEM etchers. In addition, the District Court ordered TEA to pay attorney’s fees and court costs to Tegal. On appeal, the Federal Circuit affirmed the District Court’s findings of infringement and the interpretations of the ’223 patent on which those findings were made, but reversed certain findings relating to TEA’s defense of anticipation. As a result, the Federal Circuit vacated the judgment and the injunction and remanded the case for further consideration of the anticipation defense. Both TEA and Tegal filed petitions for certiorari to the United States Supreme Court seeking review of the Federal Circuit’s decision. Those petitions were denied, and, as a result, the Federal Circuit’s decision is now final. Further proceedings before the District Court to address TEA’s anticipation defense have yet to be scheduled. In a separate but related action against Tokyo Electron Limited (the “TEL case”) concerning a later generation of etchers known as the Advanced IEM or AIEM, the United States District Court for the Eastern District of Virginia granted summary judgment of non-infringement for TEL on August 7, 2000 and entered judgment for TEL on September 11, 2000. On February 1, 2002, the Federal Circuit affirmed the District Court’s decision on summary judgment that the AIEM does not infringe the ’223. The Federal Circuit’s decision in the TEL case is now final. Although many issues have now been fully resolved in the litigation against the Tokyo Electron entities as reported above, further proceedings in the TEA case are still expected. Thus, we cannot assure you at this stage of the ultimate outcome of these litigations or of the effect of any such outcome on our business.

      On September 1, 1999, we filed a patent infringement action against Lam Research Corporation (the “Lam” case), asserting infringement of our ’223 patent as well as our ’618 dual frequency diode etcher patent. We seek injunctive relief barring Lam from manufacturing, selling and supporting products that incorporate our patented technology. We are further seeking enhanced damages for willful infringement of our patents. The suit is pending in the United States District Court of the Northern District of California. In light of the Federal Circuit’s recent decision in the TEL case, we have agreed to dismiss the ’223 patent from the case. The focus of the case is now the ’618 patent and the specific accused product is Lam’s Exalan line of etchers. The District Court has recently set a schedule for adjudicating all claim interpretation issues in the case. Markman hearings will be held to address those issues in July and August 2002. Since discovery is still open, disputed patent claims have yet to be interpreted, and no dispositive motions or trial date have been scheduled, at this stage we cannot assure you of the outcome of the Lam case or of the effect of any such outcome on our business.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fiscal fourth quarter ended March 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following sets forth certain information regarding our executive officers as of March 31, 2002:

Name	Age	Position

Michael L. Parodi	53	Chairman of the Board of Directors, President and Chief Executive Officer
Stephen P. DeOrnellas	47	Vice President, Technology and Corporate Development and Chief Technical Officer
George B. Landreth	47	Vice President, Product Development
James D. McKibben	51	Vice President, Worldwide Sales and Marketing
Colin C. Tierney	55	Vice President, Worldwide Operations and Customer Support

      Michael L. Parodi joined us as Director, President and Chief Executive Officer in December 1997 and assumed the additional role of Chairman of the Board in March 1999. From 1991 to 1996, Mr. Parodi was Chairman of the Board, President and Chief Executive Officer of Semiconductor Systems, Inc. (“SSI”), a manufacturer of photolithography processing equipment sold to the semiconductor and thin film head markets until SSI was merged with FSI International (“FSI”). Mr. Parodi remained with FSI as Executive Vice President and General Manager of SSI from the time of the merger to December 1997, integrating SSI into FSI. In 1990, Mr. Parodi led the acquisition of SSI from General Signal Corporation. Prior to 1990, Mr. Parodi held various senior engineering and operations management positions with General Signal Corporation, Signetics Corporation, Raytheon Company, Fairchild Semiconductor Corporation and National Semiconductor Corporation. Mr. Parodi currently is a member of the Semiconductor Equipment and Materials International Board of Directors.

      Stephen P. Deornellas joined us in July 1990 as Vice President of Marketing and Technology, served as Vice President of Process Technology from April 1995 until June 1996, at which time he was appointed Vice President, Technology and Corporate Development and Chief Technical Officer. From 1989 to 1990 he was Vice President of Marketing for the Wafer Inspection Systems Division of KLA Instruments Corporation (“KLA”). From 1981 to 1989 he held a variety of product development and marketing management positions, including Vice President Marketing from 1987 to 1989, Vice President of Process Engineering from 1983 to 1987, and Senior Process Engineer from 1981 to 1983, with Lam Research Corporation where he had responsibility for the development and introduction of the Lam Autoetch and Rainbow product lines.

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

      There are no family relationships between any director, executive officer or person nominated to become a director or executive officer.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      Since October 19, 1995, our common stock has been traded on the Nasdaq National Market System under the symbol TGAL. The following table sets forth the range of high and low sales prices for our common stock for each quarter during the prior two fiscal years.

	High	Low

FISCAL YEAR 2001
First Quarter	6.875	2.875
Second Quarter	8.000	3.031
Third Quarter	3.750	1.131
Fourth Quarter	4.500	1.781

FISCAL YEAR 2002
First Quarter	3.450	2.031
Second Quarter	3.000	1.000
Third Quarter	1.810	1.100
Fourth Quarter	2.000	1.050

      The approximate number of record holders of our common stock as of March 31, 2002 was 247. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future. Further, our domestic line of credit restricts the declaration and payment of cash dividends.

Item 6.     Selected Financial Data

	Year Ended March 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$21,606	$38,205	$26,438	$29,035	$41,472
Gross profit	6,676	13,915	9,231	8,161	17,095
Operating loss	(8,235)	(7,226)	(12,932)	(15,402)	(6,673)
Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(8,730)	1,096	(12,571)	(14,997)	(5,545)
Net income (loss)	(8,730)	699	(12,571)	(15,132)	(5,545)
Net income (loss) per share:(1)
Basic	(0.67)	0.06	(1.15)	(1.42)	(0.54)
Diluted	(0.67)	0.05	(1.15)	(1.42)	(0.54)
Shares used in per share computation:
Basic	13,030	12,499	10,964	10,630	10,364
Diluted	13,030	12,838	10,964	10,630	10,364
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,100	$12,649	$12,627	$17,569	$25,660
Working capital	20,816	26,551	24,993	27,298	39,574
Total assets	29,227	42,252	35,573	39,652	55,146
Notes payable to banks and others	922	3,884	560	253	386
Stockholders’ equity	22,286	28,609	27,431	30,816	44,804

      Pro forma statements of operations data assuming application of SAB 101 “Revenue Recognition in Financial Statements” is applied retroactively as follows:

	Year Ended March 31,

	As	As	Pro	Pro	Pro
	Reported	Reported	forma	forma	forma
	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$21,606	$38,205	$26,216	$29,165	$41,942
Gross profit	6,676	13,915	8,987	8,226	17,330
Operating loss	(8,235)	(7,226)	(13,176)	(15,337)	(6,438)
Income (loss) before provision for income taxes and cumulative effect of change in accounting principles	(8,730)	1,096	(12,815)	(14,932)	(5,310)
Net income (loss)	(8,730)	699	(12,815)	(15,067)	(5,310)
Net income (loss) per share:(1)
Basic	(0.67)	0.06	(1.17)	(1.42)	(0.51)
Diluted	(0.67)	0.05	(1.17)	(1.42)	(0.51)
Shares used in per share computation:
Basic	13,030	12,499	10,964	10,630	10,364
Diluted	13,030	12,838	10,964	10,630	10,364

(1)	See Note 3 of our Consolidated Financial Statements for an explanation of the computation of earnings per share.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Information contained herein contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The following contains cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements. See “Risk Factors.”

Company Overview

      Tegal Corporation, a Delaware Corporation (“Tegal”), designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits (“ICs”) and related devices in voice and data telecommunications, thin film head, small flat panel and printer head applications. Etching constitutes one of the principal IC and related device production process steps and must be performed numerous times in the production of such devices.

      We were formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc. (“Motorola”). Our predecessor company was founded in 1972 and acquired by Motorola in 1978. We completed our initial public offering in October 1995.

Critical Accounting Policies and Estimates

      Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, warranty obligations, purchase order commitments, bad debts, income taxes, intangible assets, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 summarizes certain areas of the Staff’s views in applying generally accepted accounting principles to revenue recognition. Prior to the adoption of SAB 101, we recognized revenue from the sales of its products when title passed to the customer, and accrued for the costs of installation and estimated warranty costs. Under the new accounting method adopted retroactively to April 1, 2000, no revenues are recognized until both title and risk of loss have passed to the customer and we defer revenue recognition for new product sales until installation and customer acceptance have occurred. For sales of existing products, upon the transfer of title and risk of loss, revenue is recorded at the lesser of the fair value of the equipment or the contractual amount billable upon shipment. The remainder is recorded as deferred revenue and recognized as revenue upon installation and customer acceptance. Revenue recognition for spare part sales has generally not changed under the provisions of SAB 101. Services revenue recognition is also unchanged, with such revenue recognized as the related services are provided, unless services are paid for in advance according to service contracts, in which case revenue is deferred and recognized over the service period using the straight-line method. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

      During the fourth quarter of fiscal 2001, we implemented SAB 101, retroactive to the beginning of the fiscal year. This was reported as a cumulative effect of a change in accounting principle as of April 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $372 (net of income taxes of $0), or $0.03 per share, which has been included in income for the year ended March 31, 2001. For fiscal 2000, we recognized $478 in revenue that is included in the cumulative effect of the change in accounting principle as of April 1, 2001. The results for the first three quarters of the year ended March 31, 2001 have been restated in accordance with SAB 101. Proforma amounts for the year ended March 31, 2000, assuming SAB 101 had been applied in that year, are as follows:

Year Ended March 31,
2000

As reported:
Net loss	$(12,571)
Net loss per share, basic and diluted	(1.15)
Proforma:
Net loss	$(12,815)
Net loss per share, basic and diluted	(1.17)

Bad Debt

      We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. Given the average selling prices of our 900 and 6500 systems, a single customer default could have a material adverse effect on our results of operations.

Inventories

      We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We reserve inventories in excess of production demand. Should actual production demand differ from management’s estimates, revisions to inventory write-downs may be required.

Warranty Obligations

      We provide for the estimated cost of our product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability may be required.

Deferred Taxes

      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, we have fully reserved our deferred tax assets as of March 31, 2002. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

      The following table sets forth certain financial data for the years indicated as a percentage of revenue:

	March 31,

	2002	2001	2000

Revenue	100.0%	100.0%	100.0%
Cost of sales	69.1	63.6	65.1

Gross profit	30.9	36.4	34.9

Operating expenses:
Research and development expenses	27.4	23.4	38.0
Sales and marketing expenses	18.5	13.5	18.1
General and administrative expenses	23.1	18.4	27.7

Total operating expenses	69.0	55.3	83.8

Operating loss	(38.1)	(18.9)	(48.9)
Other income, net	(2.3)	21.8	1.4

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(40.4)	2.9	(47.5)
Provision for income taxes	—	0.1	—

Income (loss) before cumulative effect of change in accounting principle	(40.4)	2.8	(47.5)

Cumulative effect of change in accounting principle	—	(1.0)	—

Net income (loss)	(40.4)%	1.8%	(47.5)%

Years Ended March 31, 2002, 2001 and 2000

Revenue

      Our revenue is derived from sales of new and refurbished systems, spare parts and non-warranty service. Revenue decreased 43 percent in fiscal 2002 from fiscal 2001 (to $21.6 million from $38.2 million). Revenue increased 45 percent in fiscal 2001 from fiscal 2000 (to $38.2 million from $26.4 million). The revenue decrease in fiscal 2002 compared to fiscal 2001 was principally attributable to a sharp decrease in the sale of our 900 series systems during the economic slow down and lower spares sales. We believe the lower spares sales is the result of lower usage of the systems previously installed. The revenue increase in fiscal 2001 compared to fiscal 2000 was principally attributable to an increase in sales of our 900 and 6500 series etch systems. There was a slight increase in spares and service which we believe is due to the increased usage of systems previously installed.

      International sales accounted for approximately 67, 61 and 59 percent of total revenue in fiscal 2002, 2001 and 2000, respectively. We expect that international sales will continue to account for a significant portion of our revenue.

Gross Profit

      Our gross profit as a percentage of revenue (gross margin) decreased to 31 percent in fiscal 2002 compared to 36 percent in fiscal 2001, which was up slightly from 35 percent in fiscal 2000. The gross margin decrease in fiscal 2002 as compared to fiscal 2001 was principally due to lower gross margins for systems because of lower volumes offset slightly by increased margins in spares and service. The gross margin increase in fiscal 2001 as compared to fiscal 2000 was principally due to higher gross margins for systems because of higher volumes, partially offset by lower margins in the service and spares.

      Our gross profit as a percentage of revenue has been, and will continue to be, affected by a variety of factors, including the mix and average selling prices of systems sold and the costs to manufacture, service and support new product introductions and enhancements. Gross margins for our 6500 series systems are typically lower than those of our more mature 900 series systems due to the inefficiencies and lower vendor discounts associated with lower order volumes and increased service, installation and warranty support.

Research and Development

      Research and development expenses consist primarily of salaries, prototype material and other costs associated with our research and product development efforts. In absolute dollars, research and development expenses decreased to $5.9 million in fiscal 2002 from $8.9 million in fiscal 2001, which had decreased from $10.1 million in fiscal 2000. Research and development as a percentage of revenue increased to 27.4 percent from 23.4 percent in fiscal 2001, which had decreased from 38 percent in fiscal 2000. The absolute dollar decrease in fiscal 2002 expenses over fiscal year 2001 was due primarily to strategic cuts in expenses. The absolute dollar decrease in fiscal 2001 expenses over fiscal year 2000 was due primarily to the completion of a project that had produced increased spending in the 2000 fiscal year for prototype material enhancements to the 6500 series system. We anticipate that fiscal 2003 research and development expenses in absolute dollars will continue at fiscal 2002 levels to permit us to support new process applications at our 6500 series customer installations and to further enhance the 6500 series product line.

Sales and Marketing

      Sales and marketing expenses primarily consist of salaries, commissions, trade show promotion and advertising expenses. In absolute dollars, sales and marketing expenses decreased to $4.0 million in fiscal year 2002 from $5.1 million in fiscal 2001, which had increased from $4.8 million in fiscal 2000. As a percentage of revenue, sales and marketing expenses increased to 18.5 percent in fiscal year 2002 from 13.5 percent in fiscal 2001, which had decreased from 18.1 percent in fiscal 2000. The absolute dollar decrease in fiscal 2002 from fiscal year 2001 was primarily due to expenses related to the decline in system sales volumes resulting in lower sales commission in addition to strategic expense cuts. The absolute dollar increase in fiscal 2001 from fiscal year 2000 was primarily due to expenses related to increased systems sales. We expect to hold our absolute dollar spending on sales and marketing in fiscal 2003 to fiscal 2002 levels, due to our continued efforts to cut advertising and trade show spending.

General and Administrative

      General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities. General and administrative expenses in absolute dollars decreased to $5.0 million in fiscal 2002 from $7.1 million in fiscal 2001, which had decreased from $7.3 million in fiscal 2000. As a percentage of revenues, general and administrative expenses increased to 23.1 percent, up from 18.4 percent in fiscal 2001 which had declined from 27.7 percent in fiscal 2000. The absolute dollar decrease in general and administrative expenses in fiscal 2002 over fiscal 2001 was primarily attributable to decreased spending in litigation expenses, coupled with strategic expense cuts. The decrease in general and administrative expenses in fiscal 2001 over fiscal 2000 was primarily attributable to a $0.6 million decline in litigation-related expenses in fiscal 2001. We anticipate that our general and administrative expenses for fiscal 2003 will be consistent with fiscal 2002 spending.

Other Income, Net

      Other income, net, consists principally of royalty income, interest income, interest expense, gains and losses on foreign exchange and the sale of fixed assets. We recorded net non-operating expense of $0.5 million in fiscal 2002 and income of $8.3 million and $0.4 million in fiscal 2001 and 2000, respectively. In 2002, net non-operating expense was primarily due to interest expense while in 2001, net non-operating income was primarily due to licensing fees received for non-exclusive patent rights. In the previous year, net non-operating income was primarily attributable to interest income on outstanding cash balances.

Provision for Income Taxes

      Our effective tax rate was zero percent in fiscal 2002, 2.3 percent in fiscal 2001 and zero percent in 2000. We recorded a small provision for federal alternative minimum tax in fiscal year 2001. No tax benefit was recorded for the losses incurred due to uncertainty related to the realization of such benefits.

Cumulative Effect of Change in Accounting Principle

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 summarizes certain areas of the Staff’s views in applying generally accepted accounting principles to revenue recognition. Prior to the adoption of SAB 101, we recognized revenue from the sales of our products when title passed to the customer, and accrued for the costs of installation and estimated warranty costs. Under the new accounting method adopted retroactively to April 1, 2000, no revenues are recognized until both title and risk of loss have passed to the customer and we defer revenue recognition for new product sales until installation and customer acceptance have occurred. For sales of existing products, upon the transfer of title and risk of loss, revenue is recorded at the lesser of the fair value of the equipment or the contractual amount billable upon shipment. The remainder is recorded as deferred revenue and recognized as revenue upon installation and customer acceptance. Revenue recognition for spare part sales has generally not changed under the provisions of SAB 101. Services revenue recognition is also unchanged, with such revenue recognized as the related services are provided, unless services are paid for in advance according to service contracts, in which case revenue is deferred and recognized over the service period using the straight-line method. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured.

      During the fourth quarter of fiscal 2001, we implemented SAB 101, retroactive to the beginning of the fiscal year. This was reported as a cumulative effect of a change in accounting principle as of April 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $372,000 (net of income taxes of $0), which has been included in income for the year ended March 31, 2001. For fiscal 2001, we recognized $478,000 in revenue that is included in the cumulative effect of the change in accounting principle.

Liquidity and Capital Resources

      Net cash used in operations was $3.6 million in fiscal 2002 due principally to a loss of $7.8 million (after adjusting for depreciation and amortization) and a decrease in accounts payable and other current liabilities, offset in part by a decrease in accounts receivable, inventory and prepaid expenses. Net cash used in operations was $2.9 million in fiscal 2001 due principally to income of $2.1 million (after adjusting for depreciation and amortization) and an increase in accounts payable and other accrued liabilities, offset by an increase in accounts receivable, inventory and prepaid expenses. Net cash used in operations was $13.5 million in fiscal 2000, due principally to a net loss of $11.0 million (after adjusting for depreciation and amortization) an increase in accounts receivable and inventories, offset in part by a decline in other current assets and an increase in accrued expenses and accounts payable.

      Net capital expenditures totaled $0.5 million, $0.9 million and $0.6 million, in fiscal 2002, 2001 and 2000, respectively. Capital expenditures in all three years were incurred principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers.

      Net cash used in financing activities totaled $0.7 million for fiscal 2002 due principally to decreased borrowings against the domestic line of credit, partially offset by the $2.2 million of net proceeds from the sale of common stock and warrants. Net cash provided by financing activities totaled $3.6 million for fiscal 2001 due principally to increased borrowings against the domestic line of credit. Net cash provided by financing activities totaled $9.2 million for fiscal 2000, due principally to proceeds from the sale of 1.3 million shares of our common stock and from the exercise of employee stock options and employee participation in our stock purchase plan.

      As of March 31, 2002, we had $8.1 million of cash and cash equivalents. In addition to cash and cash equivalents, our other principal sources of liquidity consist of unused portions of several bank borrowing facilities. As of March 31, 2002, we had available $0.3 million of unused domestic credit line availability based on borrowing ratios with $0.7 million borrowed against that line. The domestic credit line bears interest at prime plus 2 percent, or 8.0% as of March 31, 2002. The domestic line of credit has a $10 million maximum borrowing capacity secured by substantially all of our assets. This facility will be available until December 31, 2002. In addition to the foregoing facility, as of March 31, 2002, our Japanese subsidiary had a line of credit available for a total of 150 million Yen (approximately $1.1 million at exchange rates prevailing on March 31, 2002) collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375 percent as of March 31, 2002) plus 0.625 percent.

      We face significant risks in the execution of our current business strategy, particularly in light of the volatile and uncertain market environment and the sharp reduction in the worldwide demand for semiconductor manufacturing capital equipment. These risks include, but are not limited to, process and product development, market acceptance of products and services, competition in both technology and price, retention of key personnel, maintenance of the largely fixed-cost global sales and service infrastructure and liquidity. We believe that our response to the unfolding business climate and our currently available financial resources, including cash on hand, and unused borrowing capacity, will be adequate to fund operations through fiscal year 2003. We raised $2.2 million from the private placement of units of common stock and warrants in December 2001 and may seek to raise additional financing which would result in additional dilution to our stockholders. There is no assurance that additional financing, if required, will be available on reasonable terms or at all.

      The following summarizes our contractual obligations at March 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less than		After
	Total	1 Year	1-3 Years	3 Years

Contractual obligations:
Non-cancelable capital lease obligations	$55.9	$46.4	$8.4	$1.1
Non-cancelable operating lease obligations	1,577.0	1,577.0	—	—

Total contractual cash obligations	$1,632.9	$1,623.4	$8.4	$1.1

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk

Market Risk Disclosure

      We are exposed to financial market risks, including changes in foreign currency exchange (“FX”) rates and interest rates. To mitigate the risks associated with FX rates, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

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

      A 74 basis-point move in the weighted average interest rates (10% of our weighted average interest rates in 2002) affecting our floating rate financial instruments as of March 31, 2002 would have an immaterial effect on our pretax results of operations over the next fiscal year.

      All of the potential changes noted above are based on sensitivity analyses performed on our balances as of March 31, 2002.

Item 8.     Financial Statements and Supplementary Data

TEGAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,

	2002	2001

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,100	$12,649
Accounts receivable, net of allowances for sale returns and doubtful accounts of $399 and $127 at March 31, 2002 and 2001, respectively	2,579	7,967
Inventory, net	15,577	17,759
Prepaid expenses and other current assets	1,492	1,775

Total current assets	27,748	40,150
Property and equipment, net	1,382	1,772
Other assets	97	330

Total assets	$29,227	$42,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$913	$3,840
Accounts payable	1,166	4,139
Deferred revenue	932	813
Accrued expenses and other current liabilities	3,921	4,807

Total current liabilities	6,932	13,599
Long term portion of capital lease obligations	9	44

Total liabilities	6,941	13,643

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 35,000,000 shares authorized; 14,310,938 and 12,572,252 shares issued and outstanding at March 31, 2002 and 2001, respectively	143	126
Additional paid-in capital	67,315	65,087
Accumulated other comprehensive income	512	350
Accumulated deficit	(45,684)	(36,954)

Total stockholders’ equity	22,286	28,609

Total liabilities and stockholders’ equity	$29,227	$42,252

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,

	2002	2001	2000

	(In thousands, except share and per
	share data)
Revenue	$21,606	$38,205	$26,438
Cost of sales	14,930	24,290	17,207

Gross profit	6,676	13,915	9,231

Operating expenses:
Research and development expenses	5,928	8,939	10,061
Sales and marketing expenses	3,996	5,140	4,782
General and administrative expenses	4,987	7,062	7,320

Total operating expenses	14,911	21,141	22,163

Operating loss	(8,235)	(7,226)	(12,932)
Other income (expense), net	(495)	8,322	361

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(8,730)	1,096	(12,571)
Provision for income taxes	—	25	—

Income (loss) before cumulative effect of change in accounting principle	(8,730)	1,071	(12,571)
Cumulative effect of change in accounting principle, net of tax of $0	—	(372)	—

Net income (loss)	$(8,730)	$699	$(12,571)

Income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(0.67)	$0.09	$(1.15)
Diluted	(0.67)	0.08	(1.15)
Cumulative effect of change in accounting principle per share:
Basic	$—	$(0.03)	—
Diluted	—	(0.03)	—
Net income (loss) per share:
Basic	$(0.67)	$0.06	$(1.15)
Diluted	(0.67)	0.05	(1.15)
Weighted average shares used in per share computations:
Basic	13,030	12,499	10,964
Diluted	13,030	12,838	10,964

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated		Total	Compre-
	Common Stock		Additional	Other		Stock-	hensive
			Paid-in	Comprehensive	Accumulated	Holders’	Income
	Shares	Amount	Capital	Income	Deficit	Equity	(Loss)

	(In thousands, except share and per share data)
Balances at March 31, 1999	10,725,650	$107	$55,635	$156	$(25,082)	$30,816
Common stock sold, net of issuance costs of $480	1,292,336	13	7,507	—	—	7,520
Common stock issued under option and stock purchase plans	434,758	4	1,557	—	—	1,561
Net loss	—	—	—	—	(12,571)	(12,571)	$(12,571)
Cumulative translation adjustment	—	—	—	105	—	105	105

Total comprehensive loss	—	—	—	—	—	—	$(12,466)

Balances at March 31, 2000	12,452,744	124	64,699	261	(37,653)	27,431
Common stock issued under option and stock purchase plans	119,508	2	388	—	—	390
Net income	—	—	—	—	699	699	$699
Cumulative translation adjustment	—	—	—	89	—	89	89

Total comprehensive loss	—	—	—	—	—	—	$788

Balances at March 31, 2001	12,572,252	126	65,087	350	(36,954)	28,609
Common stock issued under option and stock purchase plans	77,681	1	97	—	—	98
Common stock sold	1,661,005	16	2,131	—	—	2,147
Net loss	—	—	—	—	(8,730)	(8,730)	$(8,730)
Cumulative translation adjustment	—	—	—	162	—	162	162

Total comprehensive loss	—	—	—	—	—	—	$(8,568)

Balances at March 31, 2002	14,310,938	$143	$67,315	$512	$(45,684)	$22,286

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(8,730)	$699	$(12,571)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	891	1,362	1,559
Allowance for doubtful accounts and for sales return	272	(322)	185
Cumulative effect of change in accounting principle	—	372	—
Changes in operating assets and liabilities:
Accounts receivable	5,361	(1,232)	(1,545)
Inventory	1,927	(4,961)	(1,067)
Prepaid expenses and other assets	692	(1,102)	872
Accounts payable and other current liabilities	(4,016)	2,326	(979)

Net cash used in operating activities	(3,603)	(2,858)	(13,546)

Cash flows used in investing activities for the purchases of property and equipment	(501)	(910)	(597)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,245	390	9,081
Borrowings under notes payable	23,834	40,757	9,264
Repayment of notes payable	(26,722)	(37,433)	(9,057)
Repayment of capital lease obligations	(74)	(104)	(105)

Net cash provided by (used in) financing activities	(717)	3,610	9,183

Effect of exchange rates on cash and cash equivalents	272	180	18

Net increase (decrease) in cash and cash equivalents	(4,549)	22	(4,942)
Cash and cash equivalents at beginning of year	12,649	12,627	17,569

Cash and cash equivalents at end of year	$8,100	$12,649	$12,627

Supplemental disclosures of cash paid during the year
Interest	$508	$557	$123

Income taxes	$—	$35	$332

Supplemental disclosure of non-cash investing and financing activities
Transfer of demo lab equipment between inventory and fixed assets	$—	$380	$255

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except per share data and
share data, unless otherwise noted)

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

      Tegal Corporation (the “Company”) designs, manufactures, markets, and services plasma etch systems used in the fabrication of integrated circuits (“ICs”) and related devices in voice and data telecommunications, thin film head, small flat panel and printer head applications. Etching constitutes one of the principal IC and related device production process steps and must be performed numerous times in the production of such devices.

      The Company faces significant risks in the execution of its current business strategy, particularly in light of the volatile and uncertain market environment and the sharp reduction in the worldwide demand for semiconductor manufacturing capital equipment. These risks include, but are not limited to, process and product development, market acceptance of products and services, competition in both technology and price, retention of key personnel, maintenance of the largely fixed-cost global sales and service infrastructure and liquidity. Management believes that its responses to the unfolding business climate and the Company’s currently available financial resources, including cash on hand and unused borrowing capacity, will be adequate to fund operations through fiscal year 2003. The Company raised $2.2 million from the private placement of units of common stock and warrants in December 2001 and may seek to raise additional financing which would result in additional dilution to the Company’s stockholders. There is no assurance that additional financing, if required, will be available on reasonable terms or at all.

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Accounts denominated in foreign currencies are translated using the foreign currencies as the functional currencies. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange and revenues and expenses are translated using weighted average rates. The effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses from foreign currency transactions are included as a separate component of other income (expense).

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

      At March 31, 2002 and 2001, all of the Company’s investments are classified as cash equivalents on the balance sheet. The investment portfolio at March 31, 2002 and 2001 is comprised of money market funds. At March 31, 2002 and 2001, the fair value of the Company’s investments approximated cost.

TEGAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except per share data and
share data, unless otherwise noted) — (Continued)

Financial Instruments Disclosures

      The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximates fair value due to their relatively short maturity. The Company has foreign subsidiaries which operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company utilizes hedge instruments, primarily forward contracts, to manage its exposure associated with firm third-party transactions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative purposes. Realized and unrealized gains and losses related to forward contracts considered to be effective hedges are deferred until settlement of the hedged items. They are recognized as other gains or losses when a hedged transaction is no longer expected to occur. Realized and unrealized gains and losses on ineffective hedges are recorded to other income (expense). Deferred gains and losses were not significant at March 31, 2002 or 2001. Foreign currency gains and losses included in other income (expense) were not significant for the years ended March 31, 2002, 2001 and 2000.

      At March 31, 2002, the Company had forward exchange contracts maturing at various dates throughout fiscal 2003 to exchange 255 million Yen into $1.9 million. At March 31, 2001, the Company had forward exchange contracts maturing at various dates throughout fiscal 2002 to exchange 250 million Yen into $2.2 million. The fair value of these instruments was immaterial at March 31, 2002 and 2001.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company’s temporary investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the U.S., Europe, and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of March 31, 2002, two customers accounted for approximately 27 percent and 11 percent of the accounts receivable balance. As of March 31, 2001, two customers accounted for approximately 23 percent and 20 percent of the accounts receivable balance.

Inventory

      Inventory is stated at the lower of cost or market, net of an allowance for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs.

Warranty Costs

      A warranty is provided under the terms of our system contract. Typically, the warranty period is six to 12 months depending on the contract specifications. The Company provides for these costs at the time of revenue recognition based upon prior experience.

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
share data, unless otherwise noted) — (Continued)

are removed from the accounts and the resulting gains or losses are included in the results of operations. We generally depreciate our assets over the following periods:

Years

Furniture and machinery and equipment	7
Computer and software	3
Leasehold improvements	5 or remaining lease life

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

Revenue Recognition

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 summarizes certain areas of the Staff’s views in applying generally accepted accounting principles to revenue recognition. Prior to the adoption of SAB 101, the Company recognized revenue from the sales of its products when title passed to the customer, and accrued for the costs of installation and estimated warranty costs. Under the new accounting method adopted retroactively to April 1, 2000, no revenues are recognized until both title and risk of loss have passed to the customer and we defer revenue recognition for new product sales until installation and customer acceptance have occurred. For sales of existing products, upon the transfer of title and risk of loss, revenue is recorded at the lesser of the fair value of the equipment or the contractual amount billable upon shipment. The remainder is recorded as deferred revenue and recognized as revenue upon installation and customer acceptance. Revenue recognition for spare part sales has generally not changed under the provisions of SAB 101. Services revenue recognition is also unchanged, with such revenue recognized as the related services are provided, unless services are paid for in advance according to service contracts, in which case revenue is deferred and recognized over the service period using the straight-line method. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

      During the fourth quarter of fiscal 2001, the Company implemented SAB 101, retroactive to the beginning of the fiscal year. This was reported as a cumulative effect of a change in accounting principle as of April 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $372 (net of income taxes of $0), or $0.03 per share, which has been included in income for the year ended March 31, 2001. For fiscal 2000, the Company recognized $478 in revenue that is included in the cumulative effect of the change in accounting principle as of April 1, 2001. The results for the first three

TEGAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except per share data and
share data, unless otherwise noted) — (Continued)

quarters of the year ended March 31, 2001 have been restated in accordance with SAB 101. Proforma amounts for the year ended March 31, 2000, assuming SAB 101 had been applied in that year, are as follows:

Year Ended March 31,
2000

As reported:
Net loss	$(12,571)
Net loss per share, basic and diluted	(1.15)
Proforma:
Net loss	$(12,815)
Net loss per share, basic and diluted	(1.17)

Earnings Per Share

      Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding plus any potentially dilutive securities, except when antidilutive.

Stock-Based Compensation

      The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25.” The Company’s policy is to grant options with an exercise price equal to the closing market price of the Company’s stock on the grant date. Accordingly, no compensation cost for stock option grants has been recognized in the Company’s statements of operations. The Company provides additional proforma disclosures as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (see Note 7).

Comprehensive Income

      Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for Tegal is attributable to foreign currency translation adjustments. Comprehensive income is shown in the statement of stockholders’ equity.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141 (“SFAS 141”), “Business Combinations” and SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and clarifies the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized, but instead are reviewed annually for impairment and written down via a charge to results of

TEGAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except per share data and
share data, unless otherwise noted) — (Continued)

operations in any periods in which the recorded value of goodwill and certain intangibles is more than their fair value. The Company adopted SFAS 142 on April 1, 2002.

      In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 was adopted on April 1, 2002.

      The adoption of these accounting standards did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2.     Balance Sheet and Income Statement Detail

      Inventory, net, consisted of:

	March 31,

	2002	2001

Raw materials	$5,430	$4,810
Work in process	2,542	4,369
Finished goods and spares	7,605	8,580

	$15,577	$17,759

      Property and equipment, net, consisted of:

	March 31,

	2002	2001

Machinery and equipment	$8,722	$10,837
Leasehold improvements	3,188	3,407

	11,910	14,244
Less accumulated depreciation and amortization	(10,528)	(12,472)

	$1,382	$1,772

      Machinery and equipment at March 31, 2002 and 2001, includes approximately $252 and $255, respectively, of assets under leases that have been capitalized. Accumulated amortization for such equipment approximated $199 and $127, respectively.

TEGAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except per share data and
share data, unless otherwise noted) — (Continued)

      A summary of accrued expenses and other current liabilities follows:

	March 31,

	2002	2001

Accrued compensation costs	$686	$1,312
Income taxes payable	512	603
Product warranty	1,205	1,542
Other	1,518	1,350

	$3,921	$4,807

      Other income (expense), net, consisted of the following:

	Year Ended March 31,

	2002	2001	2000

Interest income	$203	$597	$384
Interest expense	(617)	(731)	(132)
Foreign currency exchange gain (loss), net	(60)	276	48
Non-exclusive licensing fees	—	8,350	—
Other	(21)	(170)	61

	$(495)	$8,322	$361

Note 3.     Earnings Per Share

      SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted net income (loss) per share on the face of the income statement. Basic EPS is computed by dividing income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period. All amounts in the following table are in thousands except per share data.

	Year Ended March 31,

	2002	2001	2000

Basic net income (loss) per share:
Income (loss) available to common stockholders	$(8,730)	$699	$(12,571)
Weighted average common shares outstanding	13,030	12,499	10,964
Basic net income (loss) per share	$(0.67)	$0.06	$(1.15)
Diluted net income (loss) per share:
Income (loss) available to common stockholders	$(8,730)	$699	$(12,571)
Weighted average common shares outstanding	13,030	12,499	10,964
Diluted potential common shares from stock options	—	339	—

Weighted average common shares and dilutive potential common shares	13,030	12,838	10,964
Diluted net income (loss) per share	$(0.67)	$0.05	$(1.15)

TEGAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except per share data and
share data, unless otherwise noted) — (Continued)

      Stock options outstanding at March 31, 2002 of 2,962,340 and March 31, 2000 of 3,098,733 were excluded from the computations of diluted net income (loss) per share because of their anti-dilutive effect on diluted earnings (loss) per share.

Note 4.     Notes Payable

      In April 2000, the Company replaced its prior line of credit with a replacement line of credit totaling $10 million with a U.S. financial institution. The amount outstanding as of March 31, 2002 and 2001 was $0.7 million and $3.5 million, respectively. The current line bears interest at prime plus 2.0 percent (8 percent at March 31, 2002), is secured by a blanket security on all of the Company’s assets, and is available until December 2002. The line of credit restricts the declaration and payment of cash dividends and includes, among other terms and conditions, requirements that the Company maintain certain levels of cash and tangible net worth.

      The Company’s Japanese subsidiary has a line of credit available for a total of 150 million Yen (approximately $1.1 million at exchange rates prevailing on March 31, 2002) collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375 percent as of March 31, 2002) plus 0.625 percent. The line of credit is secured by Japanese customer promissory notes provided in advance of payment. Outstanding balances on the lines in U.S. dollars as of March 31, 2002 and 2001 were $0.2 million.

Note 5.     Income Taxes

      The components of income (loss) before provision for income taxes and cumulative effect of change in accounting principle are as follows:

	Year Ended March 31,

	2002	2001	2000

Domestic	$(8,280)	$1,447	$(12,664)
Foreign	(450)	(351)	93

	$(8,730)	$1,096	$(12,571)

      The income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

	Year Ended March 31,

	2002	2001	200

Income tax provision (benefit) at U.S. statutory rate	$(2,968)	$373	$(4,276)
State taxes net of federal benefit	(283)	—	(733)
Utilization of foreign losses	—	209	—
Reversal of deferred tax assets previously reserved	—	160	—
Utilization of net operating losses and credits	—	(643)	(1,027)
Change in valuation allowance	3,146	(74)	6,015
Other	105	—	21

Income tax expense	$—	$25	$—

TEGAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except per share data and
share data, unless otherwise noted) — (Continued)

      The components of deferred taxes are as follows:

	March 31,

	2002	2001

Revenue recognized for tax and deferred for book	$308	$412
Non-deductible accruals and reserves	3,220	3,280
Net operating loss carryforward	10,978	7,543
Credits	3,346	3,418
Uniform capitalization adjustment	565	885
Other	983	716

Total	19,400	16,254
Valuation allowance	(19,400)	(16,254)

Net deferred tax asset	$—	$—

      We have recorded no net deferred tax assets for the years ended March 31, 2002 and 2001, respectively. The Company has provided a valuation allowance of $19.4 million and $16.3 million at March 31, 2002 and March 31, 2001, respectively. The valuation allowance is for net operating loss carryforward, credits and non-deductible accruals and reserves, for which realization of future benefit is uncertain.

      At March 31, 2002, the Company had federal and state operating loss carryforwards of approximately $30.7 million and $9.4 million, respectively, which begin to expire in the year ending March 31, 2004.

      At March 31, 2002, the Company also had research and experimentation credit carryforwards of $2.3 million and $1.1 million for federal and state income tax purposes, respectively, which begin to expire in the year ending March 31, 2005.

Note 6.     Commitments and Contingencies

      The Company has several noncancelable operating leases and capital leases, primarily for general office, production and warehouse facilities, that expire over the next five years. Future minimum lease payments under these leases are as follows:

	Capital	Operating
Year Ending March 31,	Leases	Leases

2003	$46	$1,577
2004	2	—
2005	3	—
2006	3	—
2007	1	—

Total minimum lease payments	55	$1,577

Less amount representing interest	(5)

Present value of minimum lease payments	50
Less current portion	41

Long term capital lease obligation	$9

TEGAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except per share data and
share data, unless otherwise noted) — (Continued)

      The above schedule of minimum payments excludes minimum annual sublease rentals payable to the Company totaling $0.5 million through October 31, 2003, under operating subleases. In addition, most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases, net of sublease, was $1.3 million, $1.7 million, and $1.9 million, during the years ended March 31, 2002, 2001 and 2000, respectively.

Note 7.     Restructuring

      During the three month period ended September 30, 2001, the Company recorded a charge of approximately $600 related to staff reductions of 55 employees, of which approximately $86 was classified as cost of sales, $231 as research and development, $263 as sales and marketing and $20 as general and administrative expenses. All amounts were paid to the terminated employees as of September 30, 2001.

Note 8.     Sale of Units of Common Stock and Warrants

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

Note 9.     Employee Benefit Plans

Equity Incentive Plan

      Pursuant to the Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”), options and stock purchase rights to purchase 3,500,000 shares of common stock could be granted to management and consultants. The exercise price of options and the purchase price of stock purchase rights generally has been the fair value of the Company’s common stock on the date of grant. At the date of issuance of the stock options, all options are exercisable; however the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment or consulting agreement at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. Incentive stock options are exercisable for up to ten years from the grant date of the option. Nonqualified stock options are exercisable for up to 15 years from the grant date of the option. The Equity Incentive Plan expired in December 1999. Consequently no shares were available for issuance under the Equity Incentive Plan as of March 31, 2002.

1990 Stock Option Plan

      Pursuant to the terms of the Company’s 1990 Stock Option Plan (“1990 Option Plan”), options and stock purchase rights to purchase 550,000 shares of common stock could be granted to employees of the Company or its affiliates. Incentive stock options are exercisable for a period of up to ten years from the date of grant of the option and nonqualified stock options are exercisable for a period of up to ten years and two days from the date of grant of the option. At the date of issuance of the stock options, all options are exercisable; however, the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. The 1990 Option Plan expired on March 10, 2000. Consequently no shares were available for issuance under the 1990 Option Plan as of March 31, 2002.

TEGAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except per share data and
share data, unless otherwise noted) — (Continued)

1998 Equity Participation Plan

      Pursuant to the terms of the Company’s Amended 1998 Equity Participation Plan (“Equity Plan”), which was authorized as a successor plan to the Company’s Equity Incentive Plan and 1990 Option Plan, 1,900,000 shares of common stock may be granted upon the exercise of options and stock appreciation rights or upon the vesting of restricted stock awards. The exercise price of options generally will be the fair value of the Company’s common stock on the date of grant. Options are generally subject to vesting at the discretion of the Compensation Committee of the Board of Directors (the “Committee”). At the discretion of the Committee, vesting may be accelerated when the fair market value of the Company’s stock equals a certain price established by the Committee on the date of grant. Incentive stock options will be exercisable for up to ten years from the grant date of the option. Non-qualified stock options will be exercisable for a maximum term to be set by the Committee upon grant. As of March 31, 2002, 1,003,691 shares were available for issuance under the Equity Plan.

Directors Stock Option Plan

      Pursuant to the terms of the Stock Option Plan for Outside Directors, as amended, (“Directors Plan”), up to 600,000 shares of common stock may be granted to outside directors. Under the Directors Plan, each outside director who was elected or appointed to the Board on or after September 15, 1998 shall be granted an option to purchase 20,000 shares of common stock and on each second anniversary after the applicable election or appointment shall receive an additional option to purchase 20,000 shares, provided that such outside director continues to serve as an outside director on that date. For each outside director, 10,000 shares will vest on the first and second anniversaries of the option grant date, contingent upon continued service as a director. Vesting may be accelerated, at the discretion of the Board, when the fair market value of the Company’s stock equals a certain price set by the Board on the date of grant of the option. The Directors Plan allows for additional grants at the discretion of the Compensation Committee. As of March 31, 2002, 150,000 shares were available for issuance under the Directors Plan.

      The following table summarizes the Company’s stock option activity for the four plans described above and weighted average exercise price within each transaction type for each of the years ended March 31, 2002, 2001 and 2000 (number of shares in thousands):

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding at beginning of year	2,656	$3.95	3,099	$4.19	2,532	$4.53
Options canceled	(206)	4.90	(730)	4.68	(96)	5.16
Options granted	515	2.83	343	3.00	1,037	3.29
Options exercised	(3)	0.24	(56)	1.71	(374)	3.76

Options outstanding March 31	2,962	$3.69	2,656	$3.95	3,099	$4.19

      At March 31, 2002, the repurchase right associated with 2,608,112 of the options outstanding had expired.

TEGAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except per share data and
share data, unless otherwise noted) — (Continued)

      The following table summarizes information with respect to stock options outstanding as of March 31, 2002 (number of shares in thousands):

				Options in Which Underlying
	Outstanding Options as of March 31, 2002			Shares No Longer Subject to
				Repurchase Rights		Exercisable at March 31, 2002
Range of		Weighted	Weighted Average
Exercise	Number of	Average	Remaining	Number of	Weighted Average	Number of	Weighted Average
Prices	Shares	Exercise Price	Contractual Life	Shares	Exercise Price	Shares	Exercise Price

$0.24 – $1.51	540	$1.40	8.99	498	$1.35	540	$1.40
$2.19 – $2.53	341	2.39	9.57	182	2.29	196	2.28
$2.75 – $3.00	111	2.79	11.47	93	2.77	101	2.76
$3.25	648	3.25	7.44	647	3.25	648	3.25
$3.38 – $3.88	233	3.51	10.42	121	3.50	203	3.45
$4.25	510	4.25	10.61	510	4.25	510	4.21
$4.75 – $6.19	300	5.34	6.46	287	5.36	284	5.37
$6.25 – $8.00	95	7.03	4.94	85	6.95	95	7.03
$8.75	158	8.75	9.20	158	8.75	158	8.75
$12.00	27	12.00	3.98	27	12.00	27	12.00

$0.24 – $12.00	2,962	3.69	8.78	2,608	3.79	2,762	3.75

      As described in Note 1, the Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized in the Company’s statements of operations as all options were granted at an exercise price equal to the market value of the Company’s common stock at the date of grant.

      As required by SFAS No. 123 for proforma disclosure purposes only, the Company has calculated the estimated grant date fair value of its stock option awards using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

      The following assumptions are included in the estimated grant date fair value calculations for the Company’s stock option awards and Employee Qualified Stock Purchase Plan (“Employee Plan”):

	2002	2001	2000

Expected life (years):
Stock options	4.0	4.0	4.0
Employee plan	0.5	0.5	0.5
Volatility:
Stock options	85%	108%	95%
Employee plan	85%	115%	160%
Risk-free interest rate	4.3%	5.5%	5.60%
Dividend yield	0%	0%	0%

      The weighted average estimated grant date fair value, as defined by SFAS No. 123, for stock option awards granted during fiscal 2002, 2001 and 2000 was $1.02, $2.23 and $2.28 per option, respectively.

TEGAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except per share data and
share data, unless otherwise noted) — (Continued)

Employee Qualified Stock Purchase Plan

      The Company has offered an Employee Plan under which rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at the beginning of a six month offering period or at the end of that six month period. Under the Employee Plan, the Company is authorized to issue up to 500,000 shares of common stock. 74,824 common stock shares were purchased in fiscal 2002 and 63,360 common shares were purchased in fiscal 2001. Shares available for future purchase under the Employee Plan were 142,073 at March 31, 2002.

      Compensation cost (included in proforma net income (loss) and net income (loss) per share amounts only) for the grant date fair value, as defined by SFAS No. 123, of the purchase rights granted under the Employee Plan was calculated using the Black-Scholes model and the assumptions outlined above. The weighted average estimated grant date fair values per share, as defined by SFAS No. 123, for rights granted under the Employee Plan during fiscal 2002, 2001 and 2000 were $0.47, $1.29 and $3.31, respectively.

Proforma Net Loss and Net Loss Per Share

      Had the Company recorded compensation costs based on the estimated grant date fair value (as defined by SFAS 123) for awards granted under its stock option plans and Employee Plan, the Company’s net loss and loss per share would have been increased to the proforma amounts below for the years ended March 31, 2002, 2001 and 2000:

	2002	2001	2000

Proforma net loss	$(10,077)	$(1,124)	$(14,785)
Proforma net loss per share:
Basic and diluted	$(0.78)	$(0.09)	$(1.35)

Savings and Investment Plan

      The Company has established a defined contribution plan that covers substantially all U.S. employees who are regularly scheduled to work 20 or more hours per week. Employee contributions of up to four percent of each covered employee’s compensation will be matched by the Company based upon a percentage to be determined annually by the Board of Directors (“Board”). Employees may contribute up to 15 percent of their compensation, not to exceed a prescribed maximum amount. The Company made contributions to the plan of $17, $25 and $27 in the years ended March 31, 2002, 2001 and 2000, respectively.

Note 10.     Stockholder Rights Plan

      On June 11, 1996, the Board adopted a Preferred Shares Rights Agreement (“Agreement”) and pursuant to the Agreement authorized and declared a dividend of one preferred share purchase right (“Right”) for each common share of the Company’s outstanding shares at the close of business on July 1, 1996. The Rights are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company in a manner or under terms not approved by the Board. Each Right becomes exercisable to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $45.00 upon certain circumstances associated with an unsolicited takeover attempt and expires on June 11, 2006. The Company may redeem the Rights at a price of $0.01 per Right.

TEGAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except per share data and
share data, unless otherwise noted) — (Continued)

Note 11.     Segment Information

      The Company’s business is completely focused on one industry segment, the design, manufacturing and servicing of plasma etch systems used in the manufacturing of integrated circuits and related devices.

      The following is a summary of the Company’s operations by geography:

	Years Ended March 31,

	2002	2001	2000

Revenues:
Sales to customers located in:
United States	$7,168	$15,087	$10,867
Asia, excluding Japan	3,903	5,612	2,095
Europe	6,441	10,644	7,498
Japan	4,094	6,862	5,978

Total sales	$21,606	$38,205	$26,438

	March 31,

	2002	2001

Long-lived assets at year-end:
United States	$1,288	$1,787
Europe	53	74
Japan	84	198
Asia, excluding Japan	54	43

Total identifiable assets	$1,479	$2,102

      The Company’s sales are primarily to domestic and international semiconductor manufacturers. The top five customers accounted for approximately 46 percent, 46 percent and 53 percent of the Company’s total net sales for the years ended March 31, 2002, 2001 and 2000, respectively. Three customers accounted for 15 percent, 12 percent and 11 percent of the Company’s total net sales for the year ended March 31, 2002. One customer accounted for 13 percent and two customers accounted for 11 percent of the Company’s total net sales for the year ended March 31, 2001. Three customers accounted for 16 percent, 14 percent and 10 percent of the Company’s total net sales for the year ended March 31, 2000.

TEGAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except per share data and
share data, unless otherwise noted) — (Continued)

Note 12.     Quarterly Results of Operations (Unaudited)

      The following table sets forth our unaudited selected financial data for each of the eight quarterly periods ended March 31, 2002. The data for the eight quarterly periods for fiscal year 2002 and 2001 are under SAB 101.

	Three Months Ended

	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2002	2001	2001	2001	2001	2000	2000	2000

						Revised	Revised	Revised

	(In thousands, except per share data)
Quarterly Financial Data:
Revenue	$6,969	$2,369	$4,379	$7,889	$6,235	$11,723	$12,779	$7,468
Gross profit	1,944	966	1,484	2,282	1,283	4,323	5,216	3,093
Net income (loss)	(1,225)	(2,542)	(2,468)	(2,495)	(3,826)	7,576	(236)	(2,815)
Net income (loss) per share*
Basic	(0.09)	(0.20)	(0.20)	(0.20)	(0.31)	0.61	(0.02)	(0.23)
Diluted	(0.09)	(0.20)	(0.20)	(0.20)	(0.31)	0.60	(0.02)	(0.23)

*	Net income (loss) per share is computed independently for each of the quarters presented, therefore, the sum of the quarterly net income (loss) per share may not equal the annual net income (loss) per share.

Revised Quarterly Results (Unaudited)

      The results of operations as previously reported in the Company’s interim fiscal 2001 financial statements filed on Form 10-Q have been revised to reflect the application of SAB 101 effective April 1, 2000. The proforma results of operations data for the three months ended March 31, 2000 is presented for comparison purposes as if the application of SAB 101 were adopted January 1, 2000.

      The net effect of the adoption of SAB 101 was:

	Three Months Ended

	December 31, 2000		September 30, 2000		June 30, 2000		March 31, 2000

	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	Proforma

			(In thousands, except per share data)
Revenues	$11,468	$11,723	$13,276	$12,779	$7,684	$7,468	$8,538	$8,060
Gross profit	3,928	4,323	5,614	5,216	3,246	3,093	3,357	2,985
Net income (loss)	7,181	7,576	162	(236)	(2,290)	(2,815)	(1,921)	(2,293)
Net income (loss) per share:
Basic	0.57	0.61	0.01	(0.02)	(0.18)	(0.23)	(0.17)	(0.20)
Diluted	0.57	0.60	0.01	(0.02)	(0.18)	(0.23)	(0.17)	(0.20)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Tegal Corporation:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Tegal Corporation and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/     PricewaterhouseCoopers LLP

San Francisco, California

April 26, 2002

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

      Certain information required by Part III is omitted from this Report in that we will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

Item 10.     Directors and Executive Officers of the Registrant

      The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the caption “Election of Directors.”

      The information required by this Item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I, Item 4 of this Form 10-K Report.

      The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.     Executive Compensation

      The information required by this Item is incorporated by reference to our Proxy Statement under the caption “Executive Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to our Proxy Statement under the captions “Principal Stockholders” and “Ownership of Stock by Management.”

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to our Proxy Statement under the caption “Certain Transactions.”

PART IV

Item 14.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a) The following documents are filed as part of this Form 10-K:

      (1) Financial Statements

      The Company’s Financial Statements and notes thereto appear on this Form 10-K according to the following Index of Consolidated Financial Statements:

      (2) Financial Statement Schedule

Page

Schedule II — Valuation and Qualifying Accounts	47

      Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the consolidated financial statements or related notes.

      (3) Exhibits

      The following exhibits are referenced or included in this report:

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibits 3(i).1 and 3(i).2 included in Registrant’s Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
3.2	By-laws of Registrant (incorporated by reference to Exhibit 3(ii) included in Registrant’s Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
*4.1	Form of Certificate for Common Stock
*10.1	Amended and Restated Equity Incentive Plan
*10.2	1990 Stock Option Plan
*10.4	Employee Qualified Stock Purchase Plan
10.5	Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to Appendix B to the Proxy Statement for the Registrant’s 1998 Annual Meeting of Stockholders filed with the SEC on July 29, 1998 (Commission File No. 0-26824))
10.10	Employment Agreement between the Registrant and Stephen P. DeOrnellas dated December 16, 1997 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed with the SEC on May 20, 1998 (Commission File No. 0-26824))
*10.11	Lease dated August 15, 1986, as amended, between the Registrant and South McDowell Investments

Exhibit
Number	Description

*10.12	Technology License Agreement between the Registrant and Motorola, Inc. dated December 19, 1989
*10.15	Supplemental Source Code License Agreement with the Registrant and Realtime Performance, Inc. dated as of November 1, 1991
10.18	Employment Agreement between Registrant and Michael L. Parodi dated as of December 17, 1997 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed with the SEC on May 20, 1998 (Commission File No. 0-26824))
10.19	1998 Equity Participation Plan (incorporated by reference to Appendix A to the Proxy Statement for the Registrant’s 1998 Annual Meeting of Stockholders filed with the SEC on July 29, 1998 (Commission File No. 0-26824))
10.20	Security and Loan Agreement between Registrant and Coast Business Credit dated as of April 14, 2000 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report filed with the SEC on June 29, 2001 (Commission File No. 0-26824))
10.21	Form of Unit Purchase Agreement dated December 31, 2001 (incorporated by reference to Exhibit (i) to the Registrant’s Quarterly Report filed with the SEC on February 13, 2002 (Commission File No. 0-26824))
10.22	Form of Warrant (incorporated by reference to Exhibit (ii) to the Registrant’s Quarterly Report filed with the SEC on February 13, 2002 (Commission File No. 0-26824))
10.23	Third Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit (iii) to the Registrant’s Quarterly Report filed with the SEC on February 13, 2002 (Commission File No. 0-26824))
10.24	Third Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to Exhibit (iv) to the Registrant’s Quarterly Report filed with the SEC on February 13, 2002 (Commission File No. 0-26824))
*21	List of Subsidiaries of the Registrant
23.1	Consent of Independent Accountants
24.1	Power of Attorney (incorporated by reference in the signature page to the Registration Statement)

*	Incorporated by reference to identically numbered exhibits included in Registrant’s Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995.

      (b) Reports on Form 8-K.

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEGAL CORPORATION

By:	/s/ MICHAEL L. PARODI

Michael L. Parodi
Chairman, President & Chief Executive Officer

Dated: June 21, 2002

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael L. Parodi, his or her attorney-in-fact, with the powers of substitution, for him or her in any and all capacities, to sign any amendments to this Report of Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. PARODI Michael L. Parodi	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	June 21, 2002

/s/ KATHY PETRINI Kathy Petrini	Corporate Controller (Principal Financial and Accounting Officer)	June 21, 2002

/s/ JEFFREY KRAUSS Jeffrey Krauss	Director	June 21, 2002

/s/ THOMAS R. MIKA Thomas R. Mika	Director	June 21, 2002

/s/ EDWARD A. DOHRING Edward A. Dohring	Director	June 21, 2002

TEGAL CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2000, 2001, 2002

	Balance At	Charged to	Charged		Balance
	Beginning	Costs and	to Other		At End
Description	of Year	Expenses	Accounts	Deductions	of Year

	(In thousands)
Year ended March 31, 2000:
Doubtful accounts	202	93	8	51	354
Sales returns and allowances	43	189	(8)	(158)	66
Cash discounts	19	60	—	(50)	29
Year ended March 31, 2001:
Doubtful accounts	354	24	(11)	(253)	114
Sales returns and allowances	66	298	(51)	(305)	8
Cash discounts	29	25	(2)	(47)	5
Year ended March 31, 2002:
Doubtful accounts	114	216	24	(15)	339
Sales returns and allowances	8	92	—	(57)	43
Cash discounts	5	20	—	(8)	17

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

23.1	Consent of Independent Accountants