Form 10-K/A
period 2002-03-31
TEGAL CORP /DE/
filed 2002-07-29
CIK 931059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/ A

Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-26824

Tegal Corporation

(Exact name of registrant as specified in its charter)

Delaware	68-0370244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 South McDowell Boulevard Petaluma, California	94954 (Zip Code)
(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: (707) 763-5600

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.          Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☑

      The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on July 22, 2002 as reported on the Nasdaq National Market was $14,512,608. As of July 22, 2002, 14,310,938 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

      Tegal Corporation (“we”, “us” and the “Company”) is filing this Amendment No. 1 on Form 10-K/ A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, as filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) on June 26, 2002 (the “Form 10-K”), for the purpose of amending and restating in its entirety Part III of the Form 10-K, as set forth below.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Directors

      Our board of directors is currently comprised of four members. Directors are elected at each annual meeting and hold office until their successors are duly elected and qualified at the next annual meeting. Pursuant to our bylaws, and a resolution adopted by the board of directors, the authorized number of members of the board of directors has been set at six. Our bylaws require that there be a minimum of two and maximum of eight members of the board of directors.

      Messrs. Parodi, Dohring, Krauss and Mika are current directors. Because the board of directors remains in the process of seeking candidates for two vacant positions on the board, we have fewer directors than the number fixed by our bylaws.

		Director	Term Will
Name	Age	Since	Expire

Michael L. Parodi	54	1997	2002
Edward A. Dohring	69	1996	2002
Jeffrey M. Krauss	45	1992	2002
Thomas R. Mika	51	1992	2002

      Michael L. Parodi joined Tegal as director, President and Chief Executive Officer in December 1997. He was elected to the additional post of Chairman of the Board in March 1999. From 1991 to 1996, Mr. Parodi was Chairman of the Board, President and Chief Executive Officer of Semiconductor Systems, Inc., a manufacturer of photolithography processing equipment sold to the semiconductor and thin film head markets until Semiconductor Systems, Inc. was merged with FSI International. Mr. Parodi remained with FSI International as Executive Vice President and General Manager of Semiconductor Systems, Inc. from the time of the merger to December 1997, integrating Semiconductor Systems, Inc. into FSI International. In 1990, Mr. Parodi led the acquisition of Semiconductor Systems, Inc. from General Signal Corporation. Prior to 1990, Mr. Parodi held various senior engineering and operations management positions with General Signal Corporation, Signetics Corporation, Raytheon Company, Fairchild Semiconductor Corporation and National Semiconductor Corporation. Mr. Parodi currently is a member of the Semiconductor Equipment and Materials International Board of Directors.

      Edward A. Dohring has served as a director of Tegal since September 1996. From October 1994 through December 1998, he was the President of SVG Lithography Systems, Inc., a subsidiary of Silicon Valley Group, Inc. From July 1992 to October 1994 he was President of the Track Division of Silicon Valley Group, Inc. Prior to joining Silicon Valley Group, Inc., Mr. Dohring was the President of Advantage Production Technology, Inc. from 1991 to 1992, when it was sold to Genus. Mr. Dohring was a member of the Semiconductor Equipment and Materials International Board of Directors from 1977 to 1989. He currently serves on the Board of Directors of MTI and is a Trustee of the SUNY Maritime College.

      Jeffrey M. Krauss has served as a director of Tegal since June 1992. Since April 2000, Mr. Krauss has been a Managing Member of Psilos Group Managers, LLC, a New York-based venture capital firm, and a Managing Member of the general partner of Psilos Group Partners I, LP, Psilos Group Partners II, LP, and Psilos Group Partners II SBIC, LP, each a venture capital partnership. From 1990 until April 2000, Mr. Krauss was a general partner of the general partner of Nazem & Company III, L.P. and Nazem &

Company IV, L.P., both venture capital funds. He was also a general partner of The Transatlantic Fund, a joint venture between Nazem & Company and Banque Nationale de Paris of France. Prior to joining Nazem & Company, Mr. Krauss was a corporate attorney with the law firm of Simpson Thacher & Bartlett, where he specialized in leveraged buyout transactions. He currently serves as Chairman of the Board of Quovadx, Inc. Mr. Krauss also serves as a director for several private companies.

      Thomas R. Mika has served as a director of Tegal since June 1992. Since January 1982, he has been the Managing Director of IMTEC, a private investment firm. Since January 1995, he has been the President and Chief Executive Officer of Soupmasters International, Inc. In May 2000, Soupmasters International, Inc. filed for Chapter 11 protection and on July 12, 2001, that company’s plan of reorganization was confirmed by the Federal Bankruptcy Court. The bankruptcy proceedings closed on October 19, 2001.

      All directors hold office until our next annual meeting of the stockholders or until their successors have been duly elected or qualified. There are no family relationships among any of our directors or executive officers.

     Board of Directors and Committees of the Board

      In fiscal year 2002, the board of directors held seven meetings (including two written consents in lieu of meetings). All directors attended at least 75% of the total number of board meetings and meetings of board committees on which the director served during the time he served on the board or committees.

      The board of directors has established a standing audit committee and a standing compensation committee. The board does not have a standing nomination committee. The audit committee, consisting of Messrs. Dohring, Krauss and Mika, reviews the adequacy of internal controls and the results and scope of the audit and other services provided by our independent auditors. The audit committee meets periodically with management and the independent auditors. The audit committee held four meetings in fiscal 2002. In June 2000, the audit committee adopted an audit committee charter, a copy of which has been filed with the SEC.

      For fiscal 2002, the compensation committee was comprised of Messrs. Dohring, Krauss and Mika. The compensation committee held three meetings in fiscal 2002. The functions of the compensation committee include establishing salaries, incentives and other forms of compensation for our officers and other employees and administering our incentive compensation and benefit plans.

Executive Officers

      The information required by this Item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I, Item 4 of the Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the SEC. Officers, directors and greater-than-ten-percent holders are required to furnish us with copies of all such forms which they file.

      To our knowledge, based solely on our review of such reports or written representations from certain reporting persons, we believe that all of the filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16 of the Exchange Act during fiscal 2002 were complied with.

Item 11.     Executive Compensation

Compensation Committee Report

      The compensation committee of the board of directors has furnished the following report on executive compensation.

     Overall Policy

      In formulating the executive compensation program, the compensation committee’s objectives were (1) to attract and retain competent executive talent and motivate executive officers to perform to the full extent of their abilities, (2) to tie a significant portion of executive compensation to the achievement of specified performance goals for Tegal, and (3) to link executive and stockholder interests through equity based plans.

      The key elements of our executive compensation program consist of base salary, cash bonuses and stock options.

     Base Salary

      Each executive’s base salary is reviewed annually, but as a general rule, significant base salary increases are limited to promotions, while lesser adjustments are made as appropriate after taking into account such factors as internal equity, comparable market salaries paid to individuals of comparable responsibility and company size and increases in levels of responsibility. All salaries are based on sustained individual performance toward our goals and objectives.

      On June 11, 1996, the board of directors approved a severance arrangement for our executive officers in the event of a change of control of Tegal. If an executive officer is terminated as a result of a change of control, we shall continue to pay such executive officer’s base salary and certain benefits for a period of 12 months.

     Bonus Programs

      In order to motivate executives and managers in the attainment of our annual goals and to enhance our ability to attract and retain key managerial employees through a competitive compensation package, we have adopted an annual performance bonus plan for executives and managers designated by the Chief Executive Officer and approved by the board of directors. Each designated position has an annual bonus incentive target expressed as a percentage of that executive’s or manager’s base salary. The attainment of the target bonus is determined by the degree to which an individual achieves specific annual objectives determined annually and reviewed and approved by the board of directors for all executives who report directly to the Chief Executive Officer, and by the degree to which we achieve our annual financial plan. No bonuses are to be paid unless we realize a minimum of five percent profit before taxes as a percent of revenue. Incentives are prorated if we exceed or fall short of our annual financial plan goals, with the incentive maximums capped at 250% of target bonus amounts.

     Stock Options

      We provide long-term incentive compensation through our equity plan which generally gives the board of directors authority to grant stock options as well as other types of awards. Stock options are designed to align the interests of executives and key personnel with those of the stockholders. The board of directors believes that significant equity interests in Tegal held by our management serve to retain and motivate management.

      The board of directors’ decision whether to grant options and the number of options is based primarily on the individual executive’s responsibility, performance and existing stock ownership. In fiscal 2002, the board of directors considered awards based on the board of directors’ assessment of the individual executive’s contribution to our success in meeting our financial goals. This assessment was based primarily on our earnings and the level of the executive’s responsibility. The awards also were based on non-financial performance measures such as individual performance, the recommendations of the Chief Executive Officer of Tegal and the success in implementing our long-term strategic plan. We expect that most awards under our 1998 equity plan will be stock options which will generally be granted with an exercise price equal to the market price of the common stock on the date of grant.

     Chief Executive Officer Compensation

      The compensation committee is charged with establishing the objectives and compensation of Michael L. Parodi, the Chief Executive Officer of Tegal, who is responsible for our strategic and financial performance. Mr. Parodi became the Chief Executive Officer of Tegal in December 1997. The compensation committee determines our Chief Executive Officer’s compensation package based upon the general factors discussed above and upon an evaluation of compensation paid to chief executive officers at comparable public companies and other companies in our industry.

      Mr. Parodi’s current annual salary is $200,000. In addition, Mr. Parodi is eligible to receive a maximum bonus of 50% of his base salary upon the achievement of certain goals established by the board of directors at the beginning of each fiscal year. For fiscal 2002, Mr. Parodi did not receive a bonus. The board of directors determines the actual bonus payable based upon the recommendation of the compensation committee. Such recommendation by the compensation committee is based on our overall performance against specific strategic and financial goals which are determined at the beginning of the fiscal year. Pursuant to his initial employment agreement, Mr. Parodi was granted in 1997 (1) an option to purchase 260,000 shares of common stock, subject to our repurchase rights expiring over a four year period and (2) an option to purchase 240,000 shares of common stock, subject to our right of repurchase expiring in installments of 60,000 when the closing price of our common stock reaches certain prices for ten or more consecutive trading days. In fiscal 2002, the board granted Mr. Parodi no additional options.

      The compensation committee and Mr. Parodi believe that currently he is adequately incentivized to enhance profitability and stockholder value through his compensation package and his ownership of options. The compensation committee continues to retain the discretion to change the amount and form of compensation payable to Mr. Parodi.

     Conclusion

      Through the programs described above, a significant portion of the each executive’s compensation is now linked directly to our financial performance. The policy of these programs is to award bonuses based on our success as well as to provide incentives to executives to enhance our financial performance and long-term stockholder value.

Edward A. Dohring
Thomas R. Mika
Jeffrey Krauss

Executive Compensation

      The following table shows, for the fiscal years ended March 31, 2000, 2001 and 2002, the cash compensation paid by us and our subsidiaries as well as certain other compensation paid or accrued for those years for services in all capacities to the person serving as the Chief Executive Officer of Tegal during fiscal 2002 and the other three most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in fiscal 2002.

Summary Compensation Table

				Long Term
		Annual Compensation		Compensation

				Securities
				Underlying	All Other(1)
Name and Principal Position	Year	Salary($)	Bonus($)	Options	Compensation($)

Michael L. Parodi	2002	208,938	—	—	17,885
Chairman of the Board, President and	2001	249,034	—	—	17,104
Chief Executive Officer	2000	233,359	—	197,500	17,134

				Long Term
		Annual Compensation		Compensation

				Securities
				Underlying	All Other(1)
Name and Principal Position	Year	Salary($)	Bonus($)	Options	Compensation($)

Colin C. Tierney	2002	168,515	—	—	8,241
Vice President, Worldwide Operations	2001	209,190	—	20,000	7,843
and Customer Support	2000	218,074	—	116,000	8,047
James D. McKibben	2002	137,601	—	—	26,968
Vice President, Worldwide Marketing	2001	159,378	41,210	—	6,806
and Sales	2000	153,228	24,198	116,000	80,681
George Landreth	2002	120,108	—	—	388
Vice President, Product Development	2001	140,625	—	—	447
	2000	122,208	—	116,000	435

(1)	Other compensation in fiscal 2002 consists of 401(k) plan contributions made by us and, for Messrs. Parodi, McKibben and Tierney, $16,800, $6,180 and $7,200, respectively, in car allowance paid by us.

Aggregated Option Exercises During 2002

Fiscal Year and 2002 Fiscal Year-End Option Values

      The following table sets forth information concerning exercise of stock options during fiscal 2002 by each of the individuals identified in the Summary Compensation Table and the value of options at the end of fiscal 2002.

Number of Securities
			Underlying Unexercised	Value of Unexercised
	Shares	Value	Options at	In-The-Money Options
	Acquired on	Realized	2002 Year-End(#)(a)	at 2002 Year-End($)(a)
Name	Exercise(#)	($)	(Exercisable/Unexercisable)	(Exercisable/Unexercisable)

Michael L. Parodi	—	—	689,531/7,969	—
James D. McKibben	—	—	276,100/50,000	—
Colin C. Tierney	—	—	226,000/30,000	—
George Landreth	—	—	241,200/50,000	437/0

(a)	Potential unrealized value is (1) the fair market value at fiscal 2002 year-end ($1.20 per share) less the exercise price of “in-the-money,” unexercised options times (2) the number of shares represented by such options.

Compensation Committee Interlocks and Insider Participation

      For fiscal 2002, the compensation committee was comprised of three directors: Messrs. Dohring, Krauss and Mika. For a detailed description of each of these individuals’ background, see “Directors.”

Director Compensation

      Our outside directors currently receive an annual $12,000 retainer for service on the board of directors, meeting fees of $1,500 per board meeting ($750 per meeting for special meetings held telephonically) and $1,125 per committee meeting not held in conjunction with a full board meeting ($500 per meeting for committee meetings held telephonically). Furthermore, directors may be reimbursed for certain expenses in connection with attendance at board and committee meetings. In addition, we provide the Stock Option Plan for Outside Directors, pursuant to which non-employee directors receive stock options for serving on our board of directors.

Employee Contracts, Termination of Employment and Change-in-Control Arrangements

      Mr. Parodi serves as our Chief Executive Officer pursuant to an employment agreement with us in which he is guaranteed, in the event of his termination by us for any reason, 12 months salary and benefits following the effective date of the termination. If he remains unemployed after 12 months he is entitled to receive benefits for up to an additional six months on a monthly basis until he finds employment. If Mr. Parodi voluntarily leaves the company under certain defined “adverse” circumstances, Mr. Parodi is entitled to receive up to 24 months of salary and benefits.

      In addition, on June 11, 1996, the board of directors approved a severance arrangement for executive officers in the event of a change of control of Tegal. If an executive officer is terminated as a result of a change of control, we shall continue to pay such executive officer’s base salary and certain benefits for a period of 12 months.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG TEGAL CORPORATION, THE NASDAQ STOCK MARKET (U.S.) INDEX
AND A PEER GROUP†

	Cumulative Total Return

	3/97	3/98	3/99	3/00	3/01	3/02

TEGAL CORPORATION	100.00	125.56	53.33	117.78	53.33	21.33
NASDAQ STOCK MARKET (U.S.)	100.00	151.57	204.77	380.94	152.35	153.42
PEER GROUP	100.00	134.14	212.15	676.90	325.87	428.12

*	$100 Invested on 3/31/97 in stock or index-including investment of dividends. Fiscal year ending March 31.

†	Peer group consists of the following companies: Applied Material Inc., Genus Inc., KLA-Tencor Corp., Lam Research Corp., Mattson Technology, Inc., Novellus Systems, Inc. and Trikon Technologies, Inc.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

      The following table sets forth information as of July 22, 2002 with respect to shares of our common stock which are held by persons known by us to be beneficial owners of more than 5% of such stock based upon information received from such persons. For purposes of this schedule, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or dispose of securities, regardless of any economic interest therein.

	Common Stock Beneficially Owned

	Amount and Nature of	Percent of
Name and Address of Beneficial Owner	Beneficial Ownership	Class

Dimensional Fund Advisors Inc.	965,700	6.75%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401

Ownership of Stock by Management

      The following table sets forth information with respect to the beneficial ownership of shares of our common stock by our directors, the individuals named in the Summary Compensation Table, and all directors and executive officers as a group as of July 22 , 2002. An asterisk denotes beneficial ownership of less than 1%.

		Shares
		Beneficially	Percent of
Name of Beneficial Owner	Position	Owned(1)	Class(1)

Michael L. Parodi(2)	Chairman of the Board, President and Chief Executive Officer	705,500	4.9%
James D. McKibben(3)	Vice President, Worldwide Marketing and Sales	331,720	2.3%
George Landreth(4)	Vice President, Product Development	296,017	2.1%
Colin C. Tierney(5)	Vice President, Worldwide Operations and Customer Support	241,000	1.7%
Thomas R. Mika(6)	Director	172,100	1.2%
Jeffrey M. Krauss(7)	Director	141,500	*
Edward A. Dohring(8)	Director	140,000	*
Directors and Executive Officers as a group (7 persons)(9)		2,027,837	14.17%

(1)	Applicable percentage of ownership is based on 14,310,938 shares of common stock outstanding as of July 22, 2001. The number of shares of common stock beneficially owned and calculation of percent ownership of each person or group of persons named above, in each case, takes into account those shares underlying stock options that are currently exercisable, but which may or may not be subject to our repurchase rights held by such person or persons but not for any other person.

(2)	Includes options to purchase 697,500 shares of common stock which are exercisable within 60 days and excludes options to purchase 6,094 shares which are not so exercisable.

(3)	Includes options to purchase 326,100 shares of common stock which are exercisable within 60 days and excludes options to purchase 50,000 shares which are not so exercisable.

(4)	Includes options to purchase 291,200 shares of common stock which are exercisable within 60 days and excludes options to purchase 50,000 shares which are not so exercisable.

(5)	Includes options to purchase 241,000 shares of common stock which are exercisable within 60 days and excludes options to purchase 20,000 shares which are not so exercisable.

(6)	Includes options to purchase 125,000 shares of common stock which are exercisable within 60 days and excludes options to purchase 10,000 shares which are not so exercisable.

(7)	Includes options to purchase 140,000 shares of common stock which are exercisable within 60 days and excludes options to purchase 10,000 shares which are not so exercisable.

(8)	Includes options to purchase 140,000 shares of common stock which are exercisable within 60 days and excludes options to purchase 10,000 shares which are not so exercisable.

(9)	Includes options to purchase 1,960,800 shares of common stock which are exercisable within 60 days and excludes options to purchase 156,094 shares which are not so exercisable.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,180,892	$3.58	1,153,691
Equity compensation plans not approved by security holders	—	—	—
Total	4,180,892	$3.58	1,153,691

Item 13.     Certain Relationships and Related Transactions

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEGAL CORPORATION

By:	/s/ MICHAEL L. PARODI

Michael L. Parodi
Chairman, President and Chief Executive Officer

Dated: July 26, 2002