Form 10-Q
period 2002-06-30
TEGAL CORP /DE/
filed 2002-08-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three-month period ended June 30, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]     No   [   ]

     As of August 1, 2002, there were 14,334,836 shares of the registrant’s Common Stock outstanding.

TEGAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	June 30,

	2002	2001

Revenue:
Product	$3,295	$7,396
Services	427	493

Total revenue	3,722	7,889
Cost of sales:
Cost of product	2,855	4,685
Cost of services	664	922

Total cost of sales	3,519	5,607

Gross profit	203	2,282

Operating expenses:
Research and development	1,276	1,765
Sales and marketing	659	1,272
General and administrative	1,053	1,623

Total operating expenses	2,988	4,660

Operating loss	(2,785)	(2,378)
Other expense, net	(61)	(117)

Net loss	$(2,846)	$(2,495)

Net loss per share, basic and diluted	$(0.20)	$(0.20)

Shares used in per share computations:
Basic	14,311	12,572
Diluted	14,311	12,572

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS

	June 30,	March 31,
	2002	2002

Current assets:
Cash and cash equivalents	$5,749	$8,100
Receivables, net	2,609	2,579
Inventories	14,579	15,577
Prepaid expenses and other current assets	1,005	1,492

Total current assets	23,492	27,748
Property and equipment, net	1,261	1,382
Other assets, net	95	97

Total assets	$25,298	$29,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable under lines of credit	$523	$913
Accounts payable	1,176	1,166
Product warranty	1,138	1,205
Accrued expenses and other current liabilities	2,715	2,716
Deferred revenue	208	932

Total current liabilities	5,760	6,932
Long-term portion of capital lease obligation	47	9

Total liabilities	5,807	6,941

Stockholders’ equity:
Common stock	143	143
Additional paid-in capital	67,304	67,315
Accumulated other comprehensive income	574	512
Accumulated deficit	(48,530)	(45,684)

Total stockholders’ equity	19,491	22,286

	$25,298	$29,227

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(2,846)	$(2,495)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	180	235
Allowance for doubtful accounts and sales return allowances	(19)	27
Changes in operating assets and liabilities:
Receivables	(11)	(3,827)
Inventories	1,035	839
Prepaid expenses and other assets	507	(1,297)
Income taxes payable	(21)	(48)
Accounts payable	(2)	(1,710)
Accrued expenses and other liabilities	(74)	500
Deferred revenue	(724)	3,015

Net cash used in operating activities	(1,975)	(4,761)

Cash flows used in investing activities — purchases of property and equipment	(18)	(420)

Cash flows from financing activities:
Net proceeds from issuance of units of common stock and warrants	—	76
Borrowings under lines of credit	2,127	10,430
Repayment of borrowings under lines of credit	(2,499)	(8,921)
Payments on capital lease financing	(21)	(21)

Net cash (used in) provided by financing activities	(393)	1,564

Effect of exchange rates on cash and cash equivalents	35	(24)

Net decrease in cash and cash equivalents	(2,351)	(3,641)
Cash and cash equivalents at beginning of period	8,100	12,649

Cash and cash equivalents at end of period	$5,749	$9,008

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share data)

1. Basis of Presentation:

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2002 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Tegal Corporation (the “Company”) for the fiscal year ended March 31, 2002. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of results to be expected for the entire year.

     The Company faces significant risks in the execution of its current business strategy, particularly in light of the volatile and uncertain market environment and the sharp reduction in the worldwide demand for semiconductor manufacturing capital equipment. These risks include, but are not limited to, process and product development, market acceptance of products and services, competition in both technology and price, retention of key personnel, maintenance of the largely fixed-cost global sales and service infrastructure and liquidity. Management believes that its responses to the unfolding business climate, including the recent staff reduction (see Note 7), and the Company’s currently available financial resources, including cash on hand and unused borrowing capacity, will be adequate to fund operations through fiscal year 2003. The Company raised $2.2 million from the private placement of units of common stock and warrants in December 2001 and may seek to raise additional financing which would result in additional dilution to the Company’s stockholders. There is no assurance that additional financing, if required, will be available on reasonable terms or at all.

2. Inventories:

     Inventories consisted of:

	June 30,	March 31,
	2002	2002

Raw materials	$5,338	$5,430
Work in progress	2,382	2,542
Finished goods and spares	6,859	7,605

	$14,579	$15,577

3. Net Loss Per Common Share:

     Basic Earnings Per Share (“EPS”) is calculated by dividing net profit (loss) for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the number of additional common shares that would have been outstanding if the dilutive potential common shares (“common stock equivalents”) had been issued.

     Common stock equivalents for the three months ended June 30, 2002 and 2001 were 31,898 and 209,355, respectively, and have been excluded from shares used in calculating diluted loss per share because their effect would be antidilutive.

4. New Accounting Pronouncements:

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

     The adoption of the above accounting standards did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

     On June 28, 2002, the FASB adopted SFAS No. 146 (“SFAS 146”), “Accounting for Exit or Disposal Activities”, effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.

     The Company does not believe that the implementation of this pronouncement will have a material impact on its financial position or results of operations.

5. Lines of Credit:

     At June 30, 2002, the Company had approximately $0.4 million outstanding under its domestic line of credit, which is secured by substantially all of the Company’s domestic assets and which is further limited by the amounts of accounts receivable and inventories on the balance sheet. Given our accounts receivable and inventory balances as of June 30, 2002, we had fully utilized all available borrowings under that credit line as of that date. The facility has a maximum borrowing capacity of $10.0 million, is available until December 31, 2002, and bears interest at prime plus 2.0 percent, or 8.0 percent, as of June 30, 2002. Among other provisions, this credit facility requires the maintenance of certain financial covenants. As of June 30, 2002, the Company was in compliance with all financial covenants.

     On July 30, 2002, the Company entered into a new line of credit financing arrangement with a financial institution which will be available until June 26, 2004. Under this arrangement, the Company is obligated to grant a warrant for 125,000 shares of its common stock at an exercise price of $2.00 per share. The new line of credit has a maximum borrowing capacity of $10 million, bears interest at prime plus 1.0 percent and is secured by substantially all of the Company’s domestic assets.

     As of June 30, 2002, the Company’s Japanese subsidiary had approximately $0.1 million outstanding under its bank line of credit which is secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375 percent as of June 30, 2002) plus 0.625 percent, has a renewal date of September 30, 2002, and has a total capacity of 150 million yen (approximately $1.3 million at exchange rates prevailing on June 30, 2002).

6. Comprehensive Loss:

     The components of comprehensive loss for the three-month periods ended June 30, 2002 and 2001 are as follows:

	Three Months
	Ended
	June 30,

	2002	2001

Net loss	$2,846	$2,495
Foreign currency translation adjustment	(62)	17

	$2,784	$2,512

7. Subsequent Events:

     On August 8, 2002, the Company announced a reorganization plan resulting in the reduction of approximately 15% of the worldwide headcount with an expected annual savings of $1.5 million. The Company will be recording a severance expense during the second quarter of fiscal 2003 of approximately $0.2 million in connection with this matter.

     A definitive agreement was signed on August 13, 2002, to acquire Sputtered Films, Inc., a privately held, leading manufacturer of high-performance sputtering equipment for thin film deposition. The acquisition, for 1.5 million shares of the Company’s common stock plus a performance-based future cash earnout, is expected to be completed during August 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Information herein contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for our products, our quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, the cyclicality of the semiconductor industry, impediments to customer acceptance, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in our SEC reports. For further information, refer to the business description and risk factors sections included in our Form 10-K for the year ended March 31, 2002, and the risk factors section included in this Form 10-Q (Part II, Item 5) as filed with the SEC.

Critical Accounting Policies and Estimates

     Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, warranty obligations, purchase order commitments, bad debts, income taxes, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

     Revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. We defer revenue recognition for new product sales until installation and customer acceptance have occurred. For sales of existing products, upon the transfer of title and risk of loss, revenue is recorded at the lesser of the fair value of the equipment or the contractual amount billable upon shipment. The remainder is recorded as deferred revenue and recognized as revenue upon installation and customer acceptance. Revenue recognition for spare part sales is generally recognized upon shipment. Services revenue is recognized as the related services are provided, unless services are paid for in advance according to service contracts, in which case revenue is deferred and recognized over the service period using the straight-line method.

Bad Debt

     We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. Given the average selling prices of our 900 and 6500 systems, a single customer default could have a material adverse effect on our financial condition or results of operations.

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

Deferred Taxes

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, we have fully reserved our deferred tax assets as of June 30, 2002. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

     Tegal designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits, read-write heads for the disk drive industry, printer heads, telecommunications equipment and small flat panel displays.

     The following table sets forth certain financial items as a percentage of revenue for the three-month periods ended June 30, 2002 and 2001:

	Three Months
	Ended
	June 30,

	2002	2001

Revenue:
Product revenue	88.5%	93.8%
Services revenue	11.5	6.2

Total revenue	100.0	100.0
Cost of sales:
Cost of product	76.7	59.4
Cost of services	17.8	11.7

Total cost of sales	94.5	71.1

Gross profit	5.5	28.9
Operating expenses:
Research and development	34.3	22.4
Sales and marketing	17.7	16.1
General and administrative	28.3	20.5

Total operating expenses	80.3	59.0

Operating loss	(74.8)	(30.1)
Other income (expense), net	(1.7)	(1.5)

Net loss	(76.5)	(31.6)

     Product Revenue. Revenue for the three months ended June 30, 2002 was $3.3 million, a decrease of $4.1 million or 55.4% over the comparable period in 2001. The decrease for the three months ended June 30, 2002 was principally due to the sale of one less 900 series systems and two fewer 6500 series systems over the same period in the prior year.

     Services Revenue. Revenue from service sales was $0.4 million for the three month period ended June 30, 2002, down slightly from $0.5 million for the three month period ended June 30, 2001, which we believe is a result of customers’ continued decreased utilization of Tegal’s etch systems during the current industry downturn.

     International sales as a percentage of our revenue were approximately 74% and 48% for the three months ended June 30, 2002 and 2001, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

     Gross profit. Gross profit as a percentage of revenue (gross margin) was 6% and 29% for the three months ended June 30, 2002 and 2001, respectively. The decrease in gross margin for the three months ended June 30, 2002, compared to the same period in the prior year, was principally attributable to the lower volume of systems.

     Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $1.3 million and $1.8 million for the three months ended June 30, 2002 and 2001, respectively, representing 34% and 22% of revenue, respectively. The decrease in research and development spending is due to the completion and implementation of specific projects and the continued cost reduction efforts.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $0.7 million and $1.3 million for the three months ended June 30, 2002 and 2001, respectively, representing 18% and 16% of revenue respectively. The decrease in sales and marketing spending is due to the continued cost reduction efforts.

     General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1.1 million and $1.6 million for the three months ended June 30, 2002 and 2001, respectively, representing 28% and 21% of revenue, respectively. The decrease in general and administrative spending for the three month period ended June 30, 2001, compared to the same period in the prior year, was primarily attributable to reduced legal expenses and the implementation of cost reduction measures.

     Other income (expense), net. Other income (expense), net consists primarily of interest expense on the domestic line of credit offset in part by interest income on outstanding cash balances, and gains and losses on foreign exchange.

Liquidity and Capital Resources

     For the three-month periods ended June 30, 2002 and 2001, we financed our operations through the use of outstanding cash balances and borrowings against our promissory note borrowing facilities in Japan, as well as our domestic line of credit.

     Net cash used in operations was $2.0 million during the three months ended June 30, 2002, due principally to a net loss of $2.7 million after adjusting for depreciation, and a decrease in accrued liabilities and deferred revenue offset, in part, by a decrease in inventories and prepaid expenses and other assets. Net cash used in operations was $4.8 million during the three months ended June 30, 2001, due principally to a net loss of $2.3 million after adjusting for depreciation and an increase in accounts receivable and prepaid expenses and a decrease in accounts payable offset, in part, by a decrease in inventories and an increase in accrued liabilities and deferred revenue.

     There were no significant capital expenditures for the three months ended June 30, 2002. Net capital expenditures totaled approximately $0.4 million for the three months ended June 30, 2001. Capital expenditures were incurred principally for leasehold improvements and to acquire design tools, analytical equipment and computers.

     Net cash used in financing activities totaled $0.4 million for the three months ended June 30, 2002. The decrease for the three months ended June 30, 2002 was due principally to decreased borrowing against the line of credit. Net cash provided by financing activities totaled $1.6 million for the three months ended June 30, 2001. The increase for the three months ended June 30, 2001 was due principally to increased borrowing against the line of credit in Japan.

     As of June 30, 2002, we had approximately $5.7 million of cash and cash equivalents. In addition to cash and cash equivalents, our other principal sources of liquidity consist of the unused portions of several bank-borrowing facilities. At June 30, 2002, we had borrowed approximately $0.4 million under our domestic line of credit, which is secured by substantially all of our assets and which is further limited by the amount of accounts receivable and inventories on the balance sheet. Given our accounts receivable and inventory balances as of June 30, 2002, we had fully utilized our available borrowings under that credit line as of that date. The facility has a maximum borrowing capacity of $10.0 million, is available until December 31, 2002, and bears interest at prime plus 1.5 percent or 8 percent as of June 30, 2002. Among other provisions, this credit facility requires the maintenance of certain financial covenants. As of June 30, 2002, we were in compliance with all financial covenants.

     On July 30, 2002, the Company entered into a new line of credit financing arrangement with a financial institution which will be available until June 26, 2004. Under this arrangement, the Company is obligated to grant a warrant for 125,000 shares of its common stock at an exercise price of $2.00 per share. The new line of credit has a maximum borrowing capacity of $10 million, bears interest at prime plus 1.0 percent is secured by substantially all of the Company’s domestic assets.

     In addition to the domestic facility, as of June 30, 2002, our Japanese subsidiary had available 135 million Yen (approximately $1.1 million at exchange rates prevailing on June 30, 2002) of unused capacity under its Japanese bank line of credit totaling 150 million Yen (approximately $1.3 million at exchange rates prevailing on June 30, 2002), which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375 percent as of June 30, 2002) plus 0.625 percent.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our cash equivalents are principally comprised of money market accounts. As of June 30, 2002, we had cash and cash equivalents of $5.7 million. These accounts are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure.

     We have foreign subsidiaries which operate and sell our products in various global markets. As a result, our cash flow and earnings are exposed to fluctuations in interest and foreign currency exchange rates. We attempt to limit these exposures through the use of various hedge instruments, primarily forward exchange contracts and currency option contracts (with maturities of less than three months) to manage our exposure associated with firm commitments and net asset and liability positions denominated in non-functional currencies. There have been no material changes regarding market risk since the disclosures made in our Form 10-K for the fiscal year ended March 31, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On March 17, 1998, we filed suit (the “TEA case”) in the United States District Court in the Eastern District of Virginia against Tokyo Electron America, Inc. and several of its affiliated companies alleging that TEL’s 65DI and 85DI IEM etch equipment infringe certain of our patents. The TEA case was tried in the District Court in May 1999, and on August 31, 1999, the Court found both patents-in-suit valid, and found that TEA had willfully infringed our ‘223 dual-frequency triode etcher patent. The District Court enjoined TEA from further sales or service of its IEM etchers. In addition, the District Court ordered TEA to pay attorney’s fees and court costs to Tegal. On appeal, the Federal Circuit affirmed the District Court’s findings of infringement and the interpretations of the ‘223 patent on which those findings were made, but reversed certain findings relating to TEA’s defense of anticipation. As a result, the Federal Circuit vacated the judgment and the injunction and remanded the case for further consideration of the anticipation defense. Both TEA and Tegal filed petitions for certiorari to the United States Supreme Court seeking review of the Federal Circuit’s decision. Those petitions were denied, and, as a result, the Federal Circuit’s decision is now final. Further proceedings before the District Court to address TEA’s anticipation defense have yet to be scheduled. In a separate but related action against Tokyo Electron Limited (the “TEL case”) concerning a later generation of etchers known as the Advanced IEM or AIEM, the United States District Court for the Eastern District of Virginia granted summary judgment of non-infringement for TEL on August 7, 2000 and entered judgment for TEL on September 11, 2000. On February 1, 2002, the Federal Circuit affirmed the District Court’s decision on summary judgment that the AIEM does not infringe the ‘223. The Federal Circuit’s decision in the TEL case is now final. Although many issues have now been fully resolved in the litigation against the Tokyo Electron entities as reported above, further proceedings in the TEA case are still expected. Thus, we cannot assure you at this stage of the ultimate outcome of these litigations or of the effect of any such outcome on our business.

     On September 1, 1999, we filed a patent infringement action against Lam Research Corporation (the “Lam” case), asserting infringement of our ‘223 patent as well as our ‘618 dual frequency diode etcher patent. We seek injunctive relief barring Lam from manufacturing, selling and supporting products that incorporate our patented technology. We are further seeking enhanced damages for willful infringement of our patents. The suit is pending in the United States District Court of the Northern District of California. In light of the Federal Circuit’s recent decision in the TEL case, we have agreed to dismiss the ‘223 patent from the case. The focus of the case is now the ‘618 patent and the specific accused product is Lam’s Exalan line of etchers. The District Court has recently set a schedule for adjudicating all claim interpretation issues in the case. A Markman hearing was held in July 2002 and an additional Markman hearing will be at a later date to address those issues. Since discovery is still open, disputed patent claims have yet to be interpreted, and no dispositive motions or trial date have been scheduled, at this stage we cannot assure you of the outcome of the Lam case or of the effect of any such outcome on our business.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the three month period ended June 30, 2002.

Item 5. Other Information

     In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of PricewaterhouseCoopers LLP for the following non-audit services: the preparation of federal and state income tax returns.

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

     The development, manufacture and marketing of etch systems are highly capital intensive. In order to be competitive, we must continue to make significant expenditures for, among other things, capital equipment and the manufacture of evaluation and demonstration unit inventory for our 6500 series etch systems. Additionally, our industry is now experiencing a sharp decline in orders and revenues. If this decline continues, our existing cash balances, anticipated cash flow from operations and funds available under our existing lines of credit may not satisfy our financing requirements for the next 12 months. In December 2001, we completed a private placement of our common stock and received net proceeds of $2.2 million. We are also seeking additional financing. However, there can be no assurance that additional financing, if required, will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders.

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

     We have designed our 6500 series systems for sub-0.35 micron critical etch applications in emerging films, polysilicon and metal which we believe to be the leading edge of critical etch applications. Revenues from the sale of 6500 series systems accounted for 36% and 21% of total revenues in fiscal 2002 and 2001, respectively. Our 6500 series systems are currently being used primarily for research and development activities or low volume production. For the 6500 series systems to achieve full market adoption, our customers must utilize these systems for volume production. There can be no assurance that the market for critical etch emerging film, polysilicon or metal etch systems will develop as quickly or to the degree that we expect.

     If the 6500 series does not achieve significant sales or volume production due to a lack of full customer adoption, our business, financial condition, results of operations and cash flows will be materially adversely affected.

Our potential customers may not adopt our products because of their significant cost or because our potential customers are already using a competitor’s tool.

     A substantial investment is required to install and integrate capital equipment into a semiconductor production line. Additionally, we believe that once a device manufacturer has selected a particular vendor’s capital equipment, that manufacturer generally relies upon that vendor’s equipment for that specific production line application and, to the extent possible, subsequent generations of that vendor’s systems. Accordingly, it may be extremely difficult to achieve significant sales to particular customer once that customer has selected another vendor’s capital equipment unless there are compelling reasons to do so, such as significant performance or cost advantages. Any failure to gain access and achieve sales to new customers will adversely affect the successful commercial adoption of our products and could have a material adverse effect on us.

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

Special Note Regarding Forward Looking Statements

     This Form 10-Q includes or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements, which are based on assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. These forward-looking statements are subject to risks, uncertainties and assumptions about us. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth under the caption “Risk Factors” and elsewhere in the documents incorporated by reference in this Form 10-Q. If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     None.

     (b)  Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEGAL CORPORATION (Registrant)

/s/ THOMAS R. MIKA

Thomas R. Mika Chief Financial Officer

Dated: August 14, 2002