Form 10-Q
period 2002-09-30
TEGAL CORP /DE/
filed 2002-11-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three-month period ended September 30, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [   ]

     As of November 2, 2002, there were 15,320,435 shares of the registrant’s Common Stock outstanding.

TEGAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:
Product	$2,444	$3,976	$5,750	$11,179
Services	231	403	647	1,090

Total revenue	2,675	4,379	6,397	12,269

Cost of sales:
Cost of product	3,554	2,047	6,408	6,733
Cost of services	753	848	1,417	1,770

Total cost of sales	4,307	2,895	7,825	8,503

Gross profit (loss)	(1,632)	1,484	(1,428)	3,766

Operating expenses:
Research and development	1,021	1,660	2,297	3,424
Sales and marketing	744	1,107	1,403	2,378
General and administrative	1,271	1,091	2,324	2,714

Total operating expenses	3,036	3,858	6,024	8,516

Operating loss	(4,668)	(2,374)	(7,452)	(4,750)
Other expense, net	(154)	(94)	(216)	(213)

Net loss	$(4,822)	$(2,468)	$(7,668)	$(4,963)

Net loss per share, basic and diluted	$(0.33)	$(0.20)	$(0.53)	$(0.39)

Shares used in per share computations:
Basic	14,835	12,619	14,573	12,596
Diluted	14,835	12,619	14,573	12,596

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	March 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$4,239	$8,100
Receivables, net	3,726	2,579
Inventories	8,746	15,577
Prepaid expenses and other current assets	937	1,492

Total current assets	17,648	27,748
Property and equipment, net	5,837	1,382
Intangible assets, net	1,280	—
Other assets, net	217	97

Total assets	$24,982	$29,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable under lines of credit	$1,092	$913
Notes payable	330	—
Accounts payable	1,462	1,166
Product warranty	1,064	1,205
Accrued expenses and other current liabilities	3,137	2,716
Deferred revenue	1,567	932

Total current liabilities	8,652	6,932
Long-term portion of capital lease obligation	8	9

Total liabilities	8,660	6,941

Stockholders’ equity:
Common stock	160	143
Additional paid-in capital	68,996	67,315
Accumulated other comprehensive income	518	512
Accumulated deficit	(53,352)	(45,684)

Total stockholders’ equity	16,322	22,286

	$24,982	$29,227

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(7,668)	$(4,963)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	407	456
Fair value of warrants issued for services rendered	121	—
Allowance for doubtful accounts and sales return allowances	21	46
Inventory write down	1,922	—
Changes in operating assets and liabilities:
Receivables	(864)	1,845
Inventories	1,491	627
Prepaid expenses and other assets	578	(1,916)
Accounts payable and accrued expenses and other liabilities	(359)	(1,734)
Deferred revenue	635	3,814

Net cash used in operating activities	(3,716)	(1,825)

Cash flows used in investing activities — purchases of property and equipment	(309)	(496)

Cash flows from financing activities:
Net proceeds from issuance of common stock	16	64
Borrowings under lines of credit	5,467	18,500
Repayment of borrowings under lines of credit	(5,292)	(19,200)
Payments on capital lease financing	(5)	(44)

Net cash (used in) provided by financing activities	186	(680)

Effect of exchange rates on cash and cash equivalents	(22)	(201)

Net decrease in cash and cash equivalents	(3,861)	(3,202)
Cash and cash equivalents at beginning of period	8,100	12,649

Cash and cash equivalents at end of period	$4,239	$9,447

Supplemental Schedule of Non Cash Investing Activities:

     On August 30, 2002, the Company acquired the outstanding capital stock of Sputterred Films, Inc. Consideration totaled $1,560 and consisted of 1,500,000 shares of the Company’s common stock valued at $1,185 and transaction costs of $375. The purchase price was allocated as follows:

Assets acquired:
Current assets	$583
Fixed assets	824
Other assets	125
Identifiable intangible assets	1,233
Good will	72

Total assets	2,837
Liabilities assumed:
Current liabilities	(1,277)
Net assets acquired	$1,560

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share data)

1. Basis of Presentation:

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2002 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Tegal Corporation (the “Company”) for the fiscal year ended March 31, 2002. The results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of results to be expected for the entire year.

     The Company faces significant risks in the execution of its current business strategy, particularly in light of the volatile and uncertain market environment and the sharp reduction in the worldwide demand for semiconductor manufacturing capital equipment. These risks include, but are not limited to, process and product development, market acceptance of products and services, competition in both technology and price, retention of key personnel, maintenance of the largely fixed-cost global sales and service infrastructure and liquidity. Management believes that its responses to the unfolding business climate, including the recent staff reduction (see Note 8), and the Company’s currently available financial resources, including cash on hand and unused borrowing capacity, will be adequate to fund operations through fiscal year 2003. The Company raised $2.2 million from the private placement of units of common stock and warrants in December 2001 and may seek to raise additional financing which would result in additional dilution to the Company’s stockholders. There is no assurance that additional financing, if required, will be available on reasonable terms or at all.

2. Inventories:

     Inventories consisted of:

	September 30,	March 31,
	2002	2002

Raw materials	$3,587	$5,430
Work in progress	1,593	2,542
Finished goods and spares	3,566	7,605

	$8,746	$15,577

     The Company wrote down approximately $1.9 million of inventory during the quarter ended September 30, 2002 as a result of reduced revenue projections which reflect the continued slow-down of the semiconductor sector. In addition, $3.7 million of finished goods inventory was reclassified to property and equipment during the quarter ended September 30, 2002 as the systems are being used for customer testing, training and demonstration purposes and the Company does not believe such equipment will be sold in the upcoming twelve months.

3. Net Loss Per Common Share:

     Basic Earnings Per Share (“EPS”) is calculated by dividing net profit (loss) for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the number of additional common shares that would have been outstanding if the dilutive potential common shares (“common stock equivalents”) had been issued.

     Common stock equivalents for the three and six months ended September 30, 2002 were 20,692 and 32,844, respectively, and for the three and six months ended September 30, 2001 were 128,509 and 157,487, respectively, and have been excluded from shares used in calculating diluted loss per share because their effect would be antidilutive.

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

     On June 28, 2002, the FASB adopted SFAS No. 146 (“SFAS 146”), “Accounting for Exit or Disposal Activities”, effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company does not believe that the implementation of this pronouncement will have a material impact on its consolidated financial position, results of operations or cash flows.

5. Lines of Credit and Notes Payable:

     At September 30, 2002, the Company had approximately $0.9 million outstanding under its domestic line of credit, which is secured by substantially all of the Company’s domestic assets and which is further limited by the amounts of accounts receivable and inventories on the balance sheet. Given our accounts receivable and inventory balances as of September 30, 2002, we had fully utilized all available borrowings under that credit line as of that date. The facility has a maximum borrowing capacity of $10.0 million, is available until July 26, 2004, and bears interest at prime plus 1.0 percent, or 5.75 percent as of September 30, 2002. Among other provisions, this credit facility requires the maintenance of certain financial covenants. As of September 30, 2002, the Company was not in compliance with one financial covenant. The lender has waived such non-compliance as of September 30, 2002 and is in the process of modifying the covenant.

     As of September 30, 2002, the Company’s Japanese subsidiary had approximately $0.1 million outstanding under its bank line of credit which is secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375 percent as of September 30, 2002) plus 1.0 percent, has a renewal date of September 30, 2003, and has a total capacity of 150 million yen (approximately $1.2 million at exchange rates prevailing on September 30, 2002).

     Notes payable as of September 30, 2002 consisted of two outstanding notes to the California Trade and Commerce Agency and to a retiring officer of Sputtered Films, Inc. for $252,000 and $78,000, respectively. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75 percent with monthly interest only payments of approximately $4,200 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputterred Films and Tegal Corporation. The unsecured note from the retiring officer of Sputtered Films, Inc carries an annual interest rate of 10 percent.

6. Comprehensive Loss:

     The components of comprehensive loss for the three and six-month periods ended September 30, 2002 and 2001 are as follows:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$4,822	$2,468	$7,668	$4,963
Foreign currency translation adjustment	56	145	(6)	128

	$4,878	$2,613	$7,662	$5,091

7. Acquisition:

     On August 30, 2002, the Company acquired all of the outstanding common stock of Sputtered Films, Inc., a California Corporation, pursuant to an Agreement and Plan of Merger Agreement dated August 13, 2002. Sputtered Films is a leader in the design and manufacture of sputtering equipment for semiconductor, photomask, advanced packaging (including flip chip) and compound semiconductor applications. The acquisition of Sputtered Films, Inc. secured a source for a complementary deposition technology for our new materials strategy; rounding out Tegal’s portfolio of new materials expertise are so-called “compound-semi” materials, such as GaAs and InP, widely used in telecom device production. The total acquisition cost was $1,560,000, comprised of 1,500,000 shares of the Company’s common stock valued at $1,185,000 and transaction costs of $375,000. The results of Sputtered Films operations have been included in the Company’s results commencing on August 31, 2002.

     The purchase price of this acquisition has been preliminarily allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, as determined by a preliminary appraisal performed by an independent valuation specialist. The allocation of the purchase price is subject to further refinement. The fair value of the assets acquired and liabilities assumed, based on the preliminary allocation of the purchase price, is summarized as follows (in thousands):

Current assets	$583
Property and equipment	824
Other assets	125
Identifiable intangible assets	1,233
Goodwill	72

Total assets acquired	2,837
Current liabilities	(1,277)

Net assets acquired	$1,560

     The amounts allocated to intangible assets other than goodwill will be amortized on a straight-line basis over estimated useful lives of five to ten years.

     The following unaudited proforma financial results of Tegal Corporation and Sputtered Films, Inc. for the three and six months ended September 30, 2002 and 2001 give effect to the acquisition of Sputtered Films, Inc. as if the acquisition had occurred on the first day of the periods presented and includes adjustments such as amortization of intangible assets directly attributable to the acquisition, and expected to have a continuing impact on the combined company. The unaudited proforma financial information has been prepared based on a preliminary appraisal and on estimates of certain direct costs and liabilities associated with the transaction, and amounts actually recorded may change upon final determination of such amounts.

     The unaudited proforma financial results are provided for comparative purposes only and are not necessarily indicative of what the Company’s actual results would have been had the forgoing transactions been consummated on such dates, nor does it give effect to the synergies, cost savings and other charges expected to result from the acquisitions. Accordingly, the proforma financial results do not purport to be indicative of our results of operations as of the date hereof or for any period ended on the date hereof or for any other future date or period.

     Unaudited Proforma Financial Information (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$2,755	$6,207	$8,061	$14,844
Net loss	$(5,363)	$(2,732)	$(8,361)	$(5,638)
Net loss per share, basic and diluted	$(0.34)	$(0.19)	$(0.53)	$(0.40)
Shares used in per share computations:
Basic	15,835	14,119	15,823	14,096
Diluted	15,835	14,119	15,823	14,096

8. Subsequent Events:

     On November 7, 2002, the Company announced a reorganization plan resulting in the reduction of approximately 23% of the worldwide headcount. The Company will record severance expense during the third quarter of fiscal 2003 of approximately $0.2 million in connection with this matter.

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

Bad Debt

     We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. Given the average selling prices of our systems, a single customer default could have a material adverse effect on our financial condition, results of operations and cash flows.

Inventories

     We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We reserve inventories in excess of production demand. Should actual production demand differ from management’s estimates, revisions to inventory write-downs may be required, as was the case in the second quarter of fiscal 2003.

Warranty Obligations

     We provide for the estimated cost of our product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability may be required.

Deferred Taxes

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, we have fully reserved our deferred tax assets as of September 30, 2002. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

     Tegal designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits, memory devices, read-write heads for the disk drive industry, printer heads, telecommunications equipment, small flat panel displays, device-level packaging, mask/reticle formation and MEMS. With the acquisition of Sputtered Films, Inc. on August 30, 2002 for stock consideration and assume liabilities of approximately $1.6 million, the Company now also provides deposition capabilities. The acquisition of Sputtered Films, Inc. secured a source for a complementary deposition technology for our new materials strategy; rounding out Tegal’s portfolio of new materials expertise are so-called “compound-semi” materials, such as GaAs and InP, widely used in telecom device production. Sputtered Films results of operations for the month ended September 30, 2002 were included in, but not significant to, the combined Company’s results.

     The following table sets forth certain financial items as a percentage of revenue for the three and six-month periods ended September 30, 2002 and 2001:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:
Product revenue	91.4%	90.8%	89.9%	91.1%
Services revenue	8.6	9.2	10.1	8.9

Total revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of product	132.9	46.7	100.2	54.9
Cost of services	28.1	19.4	22.1	14.4

Total cost of sales	161.0	66.1	122.3	69.3

Gross profit	(61.0)	33.9	(22.3)	30.7
Operating expenses:
Research and development	38.2	37.9	35.9	27.9
Sales and marketing	27.8	25.3	22.0	19.4
General and administrative	47.5	24.9	36.3	22.1

Total operating expenses	113.5	88.1	94.2	69.4

Operating loss	(174.5)	(54.2)	(116.5)	(38.7)
Other expense, net	(5.8)	(2.2)	(3.4)	(1.7)

Net loss	(180.3)	(56.4)	(119.9)	(40.4)

     Product revenue. Product revenue for the three and six months ended September 30, 2002 was $2.4 million and $5.8 million, respectively, a decrease of $1.5 million and $5.4 million, respectively, over the comparable periods in 2001. The decrease for the three months ended September 30, 2002 was principally due to the sale of five fewer 900 series systems, offset in part by revenue for a system upgrade, compared to the same period in the prior year. The decrease for the six months ended September 30, 2002 was principally due to the sale of six fewer 900 series systems and two fewer 6500 series systems compared to the same period in the prior year. Product revenue for the three and six months ended September 30, 2001 was $4.0 million and $11.2 million, respectively.

     Services revenue. Revenue from service sales for the three and six-month periods ended September 30, 2002 was $0.2 million and $0.6 million, respectively, down from $0.4 million and $1.1 million for the three and six-month periods ended September 30, 2001, which we believe is a result of customers’ decreased utilization of Tegal’s etch systems during the current industry downturn.

     International sales as a percentage of the Company’s revenue for the three and six months ended September 30, 2002 were approximately 73.0% and 73.8%, respectively, and for the three and six months ended September 30, 2001 were 83.7% and 60.7%, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

     Gross profit. Gross profit as a percentage of revenue (gross margin) was (61.0%) and 33.9% for the three months ended September 30, 2002 and 2001, respectively, and (22.3%) and 30.7% for the six months ended September 30, 2002 and 2001, respectively. The decrease in gross margin for the three and six months ended September 30, 2002 compared to the same periods in the prior year was principally attributable to a $1.9 million write-down of inventory based on reduced revenue projections, which reflect the continued slow-down of the semiconductor sector, and lower volume of system sales.

     Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $1.0 million and $1.7 million for the three months, and $2.3 million and $3.4 million for the six months ended September 30, 2002 and 2001, respectively, representing 38.2% and 37.9% of revenue for the three months and 35.9% and 27.9% of revenue for the six months ended September 30, 2002 and 2001, respectively. The decrease in absolute research and development spending is due to the completion and implementation of specific projects and the continued cost reduction efforts.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $0.7 million and $1.1 million for the three months and $1.4 million and $2.4 million for the six months ended September 30, 2002 and 2001, respectively, representing 27.8% and 25.3% of revenue for the three months and 22.0% and 19.4% of revenue for the six months ended September 30, 2002 and 2001, respectively. The decrease in sales and marketing spending is due to the continued cost reduction efforts.

     General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations’ functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1.3 million and $1.1 million for the three months and $2.3 and $2.7 million for the six months ended September 30, 2002 and 2001, respectively, representing 47.5% and 24.9% of revenue for the three months and 36.3% and 22.1% of revenue for the six months ended September 30, 2002 and 2001, respectively. The increase in general and administrative spending for the three months ended September 30, 2002 compared to the same period in the prior year was primarily attributable to the timing of legal expenses in the second quarter in fiscal 2003. The decrease in general and administrative spending for the six-month period ended September 30, 2002, compared to the same period in the prior year, was primarily attributable to reduced expenses from our continued cost cutting efforts.

     Other expense, net. Other expense, net consists primarily of interest expense on the domestic line of credit offset in part by interest income on outstanding cash balances, and gains and losses on foreign exchange.

Liquidity and Capital Resources

     For the six-month periods ended September 30, 2002 and 2001, we financed our operations through the use of outstanding cash balances and borrowings against our promissory note borrowing facilities in Japan, as well as our domestic line of credit.

     Net cash used in operations was $3.7 million during the six months ended September 30, 2002, due principally to a net loss of $5.2 million after adjusting for depreciation, a non cash related write down of inventory and warrants issued for services rendered, as well as an increase in accounts receivable and a decrease in accrued liabilities, partially offset by a decrease in inventory and prepaid expenses and an increase in deferred revenue. Net cash used in operations was $1.8 million during the six months ended September 30, 2001, due principally to a net loss of $4.5 million after adjusting for depreciation, as well as a decrease in accounts receivable and inventory and an increase in deferred revenue offset, in part, by an increase in prepaid expenses a decrease in accrued liabilities.

     Net capital expenditures totaled approximately $0.3 million and $0.5 million for the six months ended September 30, 2002 and September 30, 2001 respectively. Capital expenditures in both periods were incurred principally for leasehold improvements and to acquire design tools, analytical equipment and computers.

     Net cash proceeds from financing activities totaled $0.2 million for the six months ended September 30, 2002. The increase for the six months ended September 30, 2002 was due principally to increased borrowing on the domestic line of credit. Net cash used in financing activities totaled $0.7 million for the six months ended September 30, 2001. The decrease for the six months ended September 30, 2001 was due principally to decreased borrowing on the domestic line of credit.

     As of September 30, 2002, we had approximately $4.2 million of cash and cash equivalents. In addition to cash and cash equivalents, our other principal sources of liquidity consist of the unused portions of two bank-borrowing facilities. At September 30, 2002, the Company had approximately $0.9 million outstanding under its domestic line of credit, which is secured by substantially all of the Company’s domestic assets and which is further limited by the amounts of accounts receivable and inventories on the balance sheet. Given our accounts receivable and inventory balances as of September 30, 2002, we had fully utilized all available borrowings under that credit line as of that date. The facility has a maximum borrowing capacity of $10.0 million, is available until July 26, 2004, and bears interest at prime plus 1.0 percent, or 5.75 percent as of September 30, 2002. Among other provisions, this credit facility requires the maintenance of certain financial covenants. As of September 30, 2002, the Company was in not compliance with one financial covenant. The lender has waived such non-compliance as of September 30, 2002 and is in the process of modifying the covenant.

     As of September 30, 2002, the Company’s Japanese subsidiary had approximately $0.1 million outstanding under its bank line of credit which is secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375 percent as of September 30, 2002) plus 1.0 percent, has a renewal date of September 30, 2003, and has a total capacity of 150 million yen (approximately $1.2 million at exchange rates prevailing on September 30, 2002).

     Notes payable as of September 30, 2002 consisted of two outstanding notes to the California Trade and Commerce Agency and to a retiring officer of Sputtered Films, Inc. for $252,000 and $78,000, respectively. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75 percent with monthly interest only payments of approximately $4,200 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputterred Films and Tegal Corporation. The unsecured note from the retiring officer of Sputtered Films, Inc carries an annual interest rate of 10 percent.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our cash equivalents are principally comprised of money market accounts. As of September 30, 2002, we had cash and cash equivalents of $4.2 million. These accounts are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure.

     We have foreign subsidiaries that operate and sell our products in various global markets. As a result, our cash flow and earnings are exposed to fluctuations in interest and foreign currency exchange rates. We attempt to limit these exposures through the use of various hedge instruments, primarily forward exchange contracts and currency option contracts (with maturities of less than three months) to manage our exposure associated with firm commitments and net asset and liability positions denominated in non-functional currencies. There have been no material changes regarding market risk since the disclosures made in our Form 10-K for the fiscal year ended March 31, 2002.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On March 17, 1998, we filed suit (the “TEA case”) in the United States District Court in the Eastern District of Virginia against Tokyo Electron America, Inc. and several of its affiliated companies alleging that TEL’s 65DI and 85DI IEM etch equipment infringe certain of our patents. The TEA case was tried in the District Court in May 1999, and on August 31, 1999, the Court found both patents-in-suit valid, and found that TEA had willfully infringed our ‘223 dual-frequency triode etcher patent. The District Court enjoined TEA from further sales or service of its IEM etchers. In addition, the District Court ordered TEA to pay attorney’s fees and court costs to Tegal. On appeal, the Federal Circuit affirmed the District Court’s findings of infringement and the interpretations of the ‘223 patent on which those findings were made, but reversed certain findings relating to TEA’s defense of anticipation. As a result, the Federal Circuit vacated the judgment and the injunction and remanded the case for further consideration of the anticipation defense. Both TEA and Tegal filed petitions for certiorari to the United States Supreme Court seeking review of the Federal Circuit’s decision. Those petitions were denied, and, as a result, the Federal Circuit’s decision is now final. Further proceedings before the District Court to address TEA’s anticipation defense have yet to be scheduled. In a separate but related action against Tokyo Electron Limited (the “TEL case”) concerning a later generation of etchers known as the Advanced IEM or AIEM, the United States District Court for the Eastern District of Virginia granted summary judgment of non-infringement for TEL on August 7, 2000 and entered judgment for TEL on September 11, 2000. On February 1, 2002, the Federal Circuit affirmed the District Court’s decision on summary judgment that the AIEM does not infringe the ‘223. The Federal Circuit’s decision in the TEL case is now final. Although many issues have now been fully resolved in the litigation against the Tokyo Electron entities as reported above, further proceedings in the TEA case are still pending. Thus, we cannot assure you at this stage of the ultimate outcome of these litigations or of the effect of any such outcome on our business.

     On September 1, 1999, we filed a patent infringement action against Lam Research Corporation (the “Lam” case), asserting infringement of our ‘223 patent as well as our ‘618 dual frequency diode etcher patent. We seek injunctive relief barring Lam from manufacturing, selling and supporting products that incorporate our patented technology. We are further seeking enhanced damages for willful infringement of our patents. The suit is pending in the United States District Court of the Northern District of California. In light of the Federal Circuit’s recent decision in the TEL case, Tegal has dismissed the ‘223 patent from the case. The focus of the case is now the ‘618 patent and the specific accused product is Lam’s Exalan line of etchers. A Markman hearing was held in July 2002 and an additional Markman hearing will be at a later date. In September 2002, the Court issued a first claim interpretation ruling in which it determined that the claim term “low frequency” means “less than approximately 1Mhz.” Lam has filed a motion for summary judgment of non-infringement based on that ruling. At this stage we cannot assure you of the outcome of the Lam case or of the effect of any such outcome on our business.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the three-month period ended September 30, 2002.

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

     On September 6, 2002, we received notification from Nasdaq that for the 30 days prior to the notice, the price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the “Rule”). Therefore, we have been provided 90 calendar days, or until December 5, 2002, to regain compliance. If, at anytime before December 5, 2002, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, Nasdaq will provide us with written notification that we are in compliance with the Rule.

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

     We believe that to be competitive, we will require significant financial resources in order to offer a broad range of systems, to maintain customer service and support centers worldwide and to invest in research and development. Many of our existing and potential competitors, including, among others, Applied Materials, Inc., Lam Research Corporation, Novellus and Tokyo Electron Limited, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation etch and other production equipment and broader process equipment offerings, as well as greater name recognition than we do. We cannot assure you that we will be able to compete successfully against these companies in the United States of America or worldwide.

Our future capital needs may exceed our ability to raise capital.

     The development, manufacture and marketing of etch and deposition systems are highly capital intensive. In order to be competitive, we must continue to make significant expenditures for, among other things, capital equipment and the manufacture of evaluation and demonstration unit inventory for our systems. Additionally, our industry is now experiencing a sharp decline in orders and revenues. If this decline continues, our existing cash balances, anticipated cash flow from operations and funds available under our existing lines of credit may not satisfy our financing requirements for the next 12 months. In December 2001, we completed a private placement of our common stock and received net proceeds of $2.2 million. We are also seeking additional financing. However, there can be no assurance that additional financing, if required, will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders.

We have recently issued a large number of shares of our common stock, and the sale of these shares could cause our stock price to decline.

     We have recently issued a large number of shares of our common stock, and the sale of these shares could cause our stock price to decline. In August 2002, we issued approximately 1.5 million shares of our common stock and warrants to purchase approximately 350,000 additional shares on certain terms and conditions in connection with our acquisition of Sputtered Films, Inc. In December 2001, we issued an aggregate of approximately 1.66 million shares of our common stock and warrants to purchase approximately 830,500 additional shares on certain terms and conditions to investors in a private placement. In connection with the private placement, we also issued to our placement agent and its employees warrants to purchase 83,050 shares of our common stock. If these stockholders sell substantial amounts of these shares of our common stock, the market price of our common stock could fall.

If we fail to meet the continued listing requirements of the Nasdaq Stock Market, our stock could be delisted.

     Our stock is currently listed on the Nasdaq National Market. The Nasdaq Stock Market’s Marketplace Rules impose certain minimum financial requirements on us for the continued listing of our stock. One such requirement is the minimum bid price on our stock of $1.00 per share. Beginning in 2002 there have been periods of time during which we have been out of compliance with the $1.00 minimum bid requirements of the Nasdaq National Market.

     On September 6, 2002, we received notification from Nasdaq that for the 30 days prior to the notice, the price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the

“Rule”). Therefore, we have been provided 90 calendar days, or until December 5, 2002, to regain compliance. If, at anytime before December 5, 2002, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, Nasdaq will provide us with written notification that we are in compliance with the Rule.

     If we are out of compliance in the future with Nasdaq listing requirements, we may take actions in order to achieve compliance, which actions may include a transfer to the Nasdaq Small Cap Market and/or a reverse split of our common stock. If an initial delisting decision is made by the staff, we may appeal the decision as permitted by Nasdaq rules. If we are delisted and cannot obtain listing on another major market or exchange, our stock’s liquidity would suffer, and we would likely experience reduced analyst coverage and investor interest. Such factors may result in a decrease in our stock’s trading price. Delisting also may restrict us from issuing additional securities or securing additional financing.

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

     Our 900 series etch systems typically sell for prices ranging between $250,000 and $600,000, while prices of our 6500 series critical etch systems and our Endeavor deposition system typically range between $1.8 million and $3.0 million. To the extent we are successful in selling our 6500 and Endeavor series systems, the sale of a small number of these systems will probably account for a substantial portion of revenue in future quarters, and a transaction for a single system could have a substantial impact on revenue and gross margin for a given quarter.

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

     Sales of our systems depend, in significant part, upon the decision of a prospective customer to add new manufacturing capacity or to expand existing manufacturing capacity, both of which typically involve a significant capital commitment. We often experience delays in finalizing system sales following initial system qualification while the customer evaluates and receives approvals for the purchase of our systems and completes a new or expanded facility. Due to these and other factors, our systems typically have a lengthy sales cycle (often 12 to 18 months in the case of critical etch and deposition systems) during which we may expend substantial funds and management effort. Lengthy sales cycles subject us to a number of significant risks, including inventory obsolescence and fluctuations in operating results over which we have little or no control.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

99.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
99.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

     (b)  Reports on Form 8-K

          Current Report on Form 8-K filed on August 14, 2002, under Item 9 thereof.

          Current Report on Form 8-K filed on August 16, 2002, under Item 2 and Item 5 thereof.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEGAL CORPORATION (Registrant)

/s/ THOMAS R. MIKA
Thomas R. Mika Chief Financial Officer

Dated: November 14, 2002

CERTIFICATIONS

I, Thomas R. Mika, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tegal Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Thomas R. Mika

Chief Financial Officer

I, Michael L. Parodi, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tegal Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Michael L. Parodi

Chief Executive Officer and President