Form 10-Q
period 2002-12-31
TEGAL CORP /DE/
filed 2003-02-13
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  [   ]

     As of January 31, 2003, there were 16,040,376 shares of our common stock outstanding.

TEGAL CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenue:
Product	$3,421	$1,869	$9,160	$13,167
Services	280	500	938	1,470

Total revenue	3,701	2,369	10,098	14,637

Cost of sales:
Cost of product	2,878	1,012	9,287	7,744
Cost of services	735	391	2,152	2,161

Total cost of sales	3,613	1,403	11,439	9,905

Gross profit (loss)	88	966	(1,341)	4,732

Operating expenses:
Research and development	1,102	1,270	3,397	4,694
Sales and marketing	855	797	2,260	3,175
General and administrative	1,452	1,159	3,776	3,873

Total operating expenses	3,409	3,226	9,433	11,742

Operating loss	(3,321)	(2,260)	(10,774)	(7,010)
Other income (expense), net	59	(282)	(156)	(495)

Net loss	$(3,262)	$(2,542)	$(10,930)	$(7,505)

Net loss per share, basic and diluted	$(0.20)	$(0.20)	$(0.73)	$(0.60)

Shares used in per share computation:
Basic	16,002	12,620	15,048	12,604
Diluted	16,002	12,620	15,048	12,604

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31,	March 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,364	$8,100
Receivables, net	1,161	2,579
Inventories	7,461	15,577
Prepaid expenses and other current assets	875	1,492

Total current assets	12,861	27,748
Property and equipment, net	5,528	1,382
Intangible assets, net	1,261	—
Other assets, net	279	97

Total assets	$19,929	$29,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable under lines of credit	$125	$913
Notes payable	317	—
Accounts payable	1,738	1,166
Product warranty	1,039	1,205
Accrued expenses and other current liabilities	3,564	2,716
Deferred revenue	68	932

Total current liabilities	6,851	6,932
Long-term portion of capital lease obligation	40	9

Total liabilities	6,891	6,941

Stockholders’ equity:
Common stock	161	143
Additional paid-in capital	69,006	67,315
Accumulated other comprehensive income	486	512
Accumulated deficit	(56,615)	(45,684)

Total stockholders’ equity	13,038	22,286

	$19,929	$29,227

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(10,930)	$(7,505)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	743	681
Fair value of warrants issued for services rendered	121	—
Allowance for doubtful accounts and sales return allowances	(116)	76
Inventory write down	1,922	—
Changes in operating assets and liabilities:
Receivables	1,822	3,840
Inventories	2,538	471
Prepaid expenses and other assets	753	(1,801)
Accounts payable	465	(2,883)
Accrued expenses and other liabilities	(245)	83
Deferred revenue	(864)	3,462

Net cash used in operating activities	(3,791)	(3,576)

Cash flows used in investing activities — purchases of property and equipment	(323)	(481)

Cash flows from financing activities:
Net proceeds from issuance of common stock under employee stock plans	27	97
Net proceeds from issuance of common stock and warrants	—	2,209
Borrowings under lines of credit	5,467	20,095
Repayment of borrowings under lines of credit	(6,209)	(22,512)
Payments on capital lease financing	(5)	(52)

Net cash used in financing activities	(720)	(163)

Effect of exchange rates on cash and cash equivalents	98	(115)

Net decrease in cash and cash equivalents	(4,736)	(4,335)
Cash and cash equivalents at beginning of period	8,100	12,649

Cash and cash equivalents at end of period	$3,364	$8,314

Supplemental Schedule of Non Cash Investing Activities:

     The Company reclassified finished goods inventory to property and equipment during the quarter ended September 30, 2002 as the systems are being used for customer testing, training and demonstration purposes and the Company does not believe such equipment will be sold in the upcoming twelve months.

Transfer of demo lab equipment to fixed assets from inventory	$3,698	$—

     On August 30, 2002, the Company acquired the outstanding capital stock of Sputterred Films, Inc. Consideration totaled $1,560 and consisted of 1,500,000 shares of the Company’s common stock valued at $1,185 and transaction costs of $375. The purchase price was allocated as follows:

Assets acquired:
Current assets	$708
Fixed assets	824
Technology	897

Trade name	336

Goodwill	72

Total assets	2,837
Liabilities assumed:
Current liabilities	(1,277)
Net assets acquired	$1,560

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share data)

1. Basis of Presentation:

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2002 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Tegal Corporation (the “Company”) for the fiscal year ended March 31, 2002. The results of operations for the three and nine months ended December 31, 2002 are not necessarily indicative of results to be expected for the entire year.

     On August 30, 2002 the Company acquired all of the outstanding common stock of Sputtered Film’s Inc (see note 7). The results of Sputtered Films have been included in the Company’s results commencing on August 31, 2002

     The Company faces significant risks in the execution of its current business strategy, particularly in light of the volatile and uncertain market environment and the sharp reduction in the worldwide demand for semiconductor manufacturing capital equipment. These risks include, but are not limited to, process and product development, market acceptance of products and services, competition in both technology and price, retention of key personnel, maintenance of the largely fixed-cost global sales and service infrastructure and liquidity. Management believes that its responses to the unfolding business climate, including the recent staff reduction (see Note 9 and 10), and the Company’s currently available financial resources, including cash on hand and unused borrowing capacity, will be adequate to fund operations through fiscal year 2003. The Company raised $2.2 million from the private placement of units of common stock and warrants in December 2001 and may seek to raise additional financing which would result in additional dilution to the Company’s stockholders. There is no assurance that additional financing, if required, will be available on reasonable terms or at all.

2. Inventories:

     Inventories consisted of:

	December 31,	March 31,
	2002	2002

Raw materials	$3,497	$5,430
Work in progress	1,963	2,542
Finished goods and spares	2,001	7,605

	$7,461	$15,577

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

3. Product Warranty:

     The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized. The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability may be required.

     Warranty activity for the three and nine months periods ended December 31, 2002 was:

	For the three	For the nine months
	months ended	ended
	December 31,	December 31,
	2002	2002

Balance at the beginning of the period	$(1,064)	$(1,205)
Additional warranty accruals for warranties issued during the period	(92)	(303)
Accruals related to pre-existing warranties	5	20
Settlements made during the period	112	449

Balance at the end of the period	$(1,039)	$(1,039)

4. Net Loss Per Common Share:

     Basic earnings per share (“EPS”) is calculated by dividing net profit (loss) for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the number of additional common shares that would have been outstanding if the dilutive potential common shares (“common stock equivalents”) had been issued.

     Common stock equivalents for the three and nine months ended December 31, 2002 were 3,012 and 37,741, respectively, and for the three and nine months ended December 31, 2001 were 36,214 and 115,716, respectively, and have been excluded from shares used in calculating diluted loss per share because their effect would be antidilutive.

5. New Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141 (“SFAS 141”), “Business Combinations” and SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and clarifies the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized, but instead are reviewed annually for impairment and written down via a charge to results of operations in any periods in which the recorded value of goodwill and certain intangibles is more than their fair value. The Company adopted SFAS 141 and 142 on April 1, 2002.

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

     On June 28, 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Exit or Disposal Activities”, effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. A fundamental conclusion reached in SFAS 146 is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company does not believe that the implementation of this pronouncement will have a material impact on its consolidated financial position, results of operations or cash flows.

6. Lines of Credit:

     At December 31, 2002, the Company had no amounts outstanding under its domestic line of credit, which is secured by substantially all of the Company’s domestic assets and which is further limited by the amounts of accounts receivable and inventories on the balance sheet. The facility has a maximum borrowing capacity of $10.0 million, is available until July 26, 2004, and bears interest at prime plus 1.0 percent, or 5.25 percent as of December 31, 2002.

     As of December 31, 2002, the Company’s Japanese subsidiary had approximately $0.1 million outstanding under its bank line of credit which is secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375 percent as of December 31, 2002) plus 1.0 percent, has a renewal date of September 30, 2003, and has a total capacity of 150 million yen (approximately $1.3 million at exchange rates prevailing on December 31, 2002).

     Notes payable as of December 31, 2002 consisted of two outstanding notes to the California Trade and Commerce Agency and to a retiring officer of Sputtered Films, Inc. for $239,000 and $78,000, respectively. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75 percent with monthly interest only payments of approximately $4,200 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation. T he unsecured note from the retiring officer of Sputtered Films, Inc. carries an annual interest rate of 10 percent.

7. Comprehensive Income (Loss):

     The components of comprehensive loss for the three and nine month periods ended December 31, 2002 and 2001 are as follows:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net loss	$(3,262)	$(2,542)	$(10,930)	$(7,505)
Foreign currency translation adjustment	(33)	(28)	(27)	100

	$(3,295)	$(2,570)	$(10,957)	$(7,405)

8. Acquisition:

     On August 30, 2002, the Company acquired all of the outstanding common stock of Sputtered Films, Inc., a California corporation (Sputtered Films”) pursuant to an Agreement and Plan of Merger Agreement dated August 13, 2002. Sputtered Films is a leader in the design and manufacture of sputtering equipment for semiconductor, photomask, advanced packaging (including flip chip) and compound semiconductor applications. The acquisition of Sputtered Films secured a source for a complementary deposition technology for our new materials strategy. The total acquisition cost was $1,560,000, comprised of 1,500,000 shares of the Company’s common stock valued at $1,185,000 and transaction costs of $375,000. The results of Sputtered Films’ operations have been included in the Company’s results commencing on August 31, 2002.

     The purchase price of this acquisition has been allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, as determined by an appraisal performed by an independent valuation specialist. The preliminary allocation of the purchase price performed during the quarter ended September 30, 2002 has been completed with no significant adjustments. The fair value of the assets acquired and liabilities assumed, based on the allocation of the purchase price, is summarized as follows (in thousands):

Current assets	$708
Property and equipment	824
Technology	897
Trade name	336
Goodwill	72

Total assets acquired	2,837
Current liabilities	(1,277)

Net assets acquired	$1,560

     The amounts allocated to technology and trade name will be amortized on a straight-line basis over estimated useful lives of eight years.

     The following unaudited proforma financial results of Tegal Corporation and Sputtered Films for the nine months ended December 31, 2002 and 2001 give effect to the acquisition of Sputtered Films as if the acquisition had occurred on the first day of the periods presented and includes adjustments such as amortization of intangible assets directly attributable to the acquisition, and expected to have a continuing impact on the combined company.

     The unaudited proforma financial results are provided for comparative purposes only and are not necessarily indicative of what the Company’s actual results would have been had the forgoing transaction been consummated on such date, nor does it give effect to the synergies, cost savings and other charges expected to result from the acquisition. Accordingly, the proforma financial results do not purport to be indicative of the Company’s results of operations as of the date hereof or for any period ended on the date hereof or for any other future date or period.

     Unaudited Proforma Financial Information (in thousands, except share and per share amounts):

	Nine Months Ended
	December 30,

	2002	2001

Revenue	$11,763	$18,468
Net loss	$(11,473)	$(9,424)
Net loss per share, basic and diluted	$(0.72)	$(0.67)
Shares used in per share computations:
Basic	15,881	14,104
Diluted	15,881	14,104

9. Restructuring:

     On November 7, 2002, the Company announced a restructuring plan resulting in the reduction of approximately 23% of the worldwide headcount. The Company recorded severance expense during the third quarter of fiscal 2003 of approximately $0.2 million of which approximately $0.1 is expected to be paid during Q4.

10. Subsequent events:

     On February 6, 2003 the Company announced a reorganization plan resulting in the reduction of approximately 20% of the worldwide headcount. The Company will record severance expense during the fourth quarter of fiscal 2003 of approximately $0.1 million in connection with this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Information herein contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for our products, our quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, the cyclicality of the semiconductor industry, impediments to customer acceptance, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in our SEC reports. For further information, refer to the business description and risk factors sections included in our Form 10-K for the year ended March 31, 2002 and the risk factors section included in this Form 10-Q (Part II, Item 5) as filed with the SEC.

Critical Accounting Policies and Estimates

     Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, warranty obligations, purchase order commitments, bad debts, income taxes, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Bad Debt

     We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. Given the average selling prices of our systems, a single customer default could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Inventories

     We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We reserve inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required, as was the case in the second quarter of fiscal 2003.

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

Deferred Taxes

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, we have fully reserved our deferred tax assets as of December 31, 2002. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

     Tegal designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits, memory devices, read-write heads for the disk drive industry, printer heads, telecommunications equipment, small flat panel displays, device-level packaging, mask/reticle formation and MEMS. With the acquisition of Sputtered Films on August 30, 2002 for stock consideration and assumed liabilities of approximately $1.6 million, the Company now also provides deposition capabilities. The acquisition of Sputtered Films secured a source for a complementary deposition technology for our new materials strategy

     The following table sets forth certain financial items as a percentage of revenue for the three and nine-month periods ended December 31, 2002 and 2001:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenue:
Product revenue	93.2%	78.9%	90.7%	90.0%
Services revenue	6.8	21.1	9.3	10.0

Total revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of product	77.3	42.7	90.1	52.9
Cost of services	20.3	16.5	23.3	14.8

Total cost of sales	97.6	59.2	113.4	67.7

Gross profit (loss)	2.4	40.8	(13.4)	32.3
Operating expenses:
Research and development	29.8	53.7	33.6	32.0
Sales and marketing	23.1	33.6	22.4	21.7
General and administrative	39.2	48.9	37.4	26.5

Total operating expenses	92.1	136.2	93.4	80.2

Operating loss	(89.7)	(95.4)	(106.8)	(47.9)
Other income (expense), net	1.6	(11.9)	(1.5)	(3.4)

Net loss	(88.1)	(107.3)	(108.3)	(51.3)

     Product revenue. Product revenue for the three and nine months ended December 31, 2002 was $3.5 million and $9.2 million, respectively, an increase for the three months and a decrease for the nine months of $1.6 million and $4.0 million, respectively, over the comparable periods in 2001. The increase for the three months ended December 31, 2002 was principally due to the sale of one 6500 series system as compared to the sale of no 6500 series systems for the same period in the prior year. The decrease for the nine months ended December 31, 2002 was principally due to the sale of six fewer 900 series systems sold compared to the same period in the prior year. The decline in sales is due to the semiconductor industry downturn. As of December 31, 2002 and 2001, our backlog was $2.7 million and $2.6 million, respectively.

     Services revenue. Revenue from services for the three months ended December 31, 2002 and December 31, 2001 were $ 0.3 million and $0.5 million, respectively. For the nine months ended December 31, 2002, service related revenue was $0.9 million, down from $1.5 million for the nine-month period ended December 31, 2001. The decreases of services revenue is a result of customers decreased utilization of Tegal’s etch systems during the current industry downturn.

     International sales as a percentage of the Company’s revenue for the three and nine months ended December 31, 2002 were approximately 83.2% and 77.2%, respectively, and for the three and nine months ended December 31, 2001 were 47.1% and 58.5%, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

     Gross profit. Gross profit as a percentage of revenue (gross margin) was 2.4% and 40.8% for the three months ended December 31, 2002 and 2001, respectively, and (13.4%) and 32.3% for the nine months ended December 31, 2002 and 2001, respectively. The decrease in gross margin for the three and nine months ended December 31, 2002 compared to the same periods in the prior year was principally attributable to a $1.9 million write-down of inventory based on reduced revenue projections, which reflect the continued slow-down of the semiconductor sector and lower volume of system sales.

     Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $1.1 million and $1.3 million for the three months and $3.4 million and $4.7 million for the nine months ended December 31, 2002 and 2001, respectively, representing 29.8% and 53.6% of revenue for the three months and 33.6% and 32.1% of revenue for the nine months ended December 31, 2002 and 2001, respectively. The decrease in absolute research and development spending is primarily due to the completion and implementation of specific projects and the continued cost reduction efforts.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $0.9 million and $0.8 million for the three months and $2.3 million and $3.2 million for the nine months ended December 31, 2002 and 2001, respectively, representing 23.1% and 33.6% of revenue for the three months and 22.4% and 21.7% of revenue for the nine months ended December 31, 2002 and 2001, respectively. The slight increase in spending for the three months ended December 31, 2002 was due to timing of commission expense on increased sales volumes over the same period in the prior year. The decrease in sales and marketing spending in the nine months ended December 31, 2002 is due to the continued cost reduction efforts.

     General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1.5 million and $1.2 million for the three months and $3.8 and $3.9 million for the nine months ended December 31, 2002 and 2001, respectively, representing 39.2% and 48.9% of revenue for the three months and 37.4% and 26.5% of revenue for the nine months ended December 31, 2002 and 2001, respectively. The increase in absolute general and administrative spending for the three-month period ended December 31, 2002, compared to the same periods in the prior year, was primarily attributable to the operating expenses that are incurred by Sputtered Films. The decrease in absolute general and administrative spending for the nine month period ended December 31, 2002, compared to the same periods in the prior year, was primarily attributable to continued cost reduction efforts.

     Other income (expense), net. Other income (expense), net consists primarily of interest expense on the domestic line of credit offset in part by interest income on outstanding cash balances, and gains and losses on foreign exchange.

Liquidity and Capital Resources

     For the nine-month periods ended December 31, 2002 and 2001, we financed our operations through the use of outstanding cash balances and borrowings against our promissory note borrowing facilities in Japan, as well as our domestic line of credit.

     Net cash used in operations was $3.9 million during the nine months ended December 31, 2002, due principally to a net loss of $8.1 million after adjusting for depreciation, a non-cash related write down of inventory, warrants issued for services rendered and allowance for bad debt, as well as a decrease in accounts receivable and inventories offset, in part, by a decrease in deferred revenue, an increase in prepaid expenses and other assets and a decrease in accounts payable and other accrued liabilities. Net cash used in operations was $3.6 million during the nine months ended December 31, 2001, due principally to a net loss of $6.8 million after adjusting for depreciation, as well as a decrease in accounts receivable and inventory and an increase in deferred revenue offset, in part, by an increase in prepaid expenses and a decrease in accounts payable.

     Capital expenditures totaled approximately $0.3 million for the nine months ended December 31, 2002 and $0.5 million for the nine months ended December 31, 2001. Capital expenditures in both periods were incurred principally for leasehold improvements and to acquire design tools, analytical equipment and computers.

     Net cash used in financing activities totaled $0.6 million for the nine months ended December 31, 2002. The cash used for the nine months ended December 31, 2002 was due principally to the repayment of borrowings on the domestic line of credit. Net cash used in financing activities totaled $0.2 million for the nine months ended December 31, 2001, due principally to decreased borrowing under our domestic line of credit.

     As of December 31, 2002, we had approximately $3.4 million of cash and cash equivalents. In addition to cash and cash equivalents, our other principal sources of liquidity consist of the unused portions of several bank-borrowing facilities. At December 31, 2002, the Company had no amounts outstanding under its domestic line of credit, which is secured by substantially all of the Company’s domestic assets and which is further limited by the amounts of accounts receivable and inventories on the balance sheet. The facility has a maximum borrowing capacity of $10.0 million, is available until July 26, 2004, and bears interest at prime plus 1.0 percent, or 5.25 percent as of December 31, 2002.

     As of December 31, 2002, the Company’s Japanese subsidiary had approximately $0.1 million outstanding under its bank line of credit which is secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375 percent as of December 31, 2002) plus 1.0 percent, has a renewal date of September 30, 2003, and has a total capacity of 150 million yen (approximately $1.3 million at exchange rates prevailing on December 31, 2002).

     Notes payable as of December 31, 2002 consisted of two outstanding notes to the California Trade and Commerce Agency and to a retiring officer of Sputtered Films, Inc. for $239,000 and $78,000, respectively. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75 percent with monthly interest only payments of approximately $4,200 per month. Although the payment deadlines are being met, the note is currently in technical default due to the acquisition of Sputtered Films and Tegal Corporation. The unsecured note from the retiring officer of Sputtered Films, Inc carries an annual interest rate of 10 percent.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our cash equivalents are principally comprised of money market accounts. As of December 31, 2002, we had cash and cash equivalents of $3.4 million. These accounts are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure.

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

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and, in reaching reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On September 1, 1999, we filed a patent infringement action against Lam Research Corporation (the “Lam” case), asserting infringement of two of our patents directed to dual frequency plasma processing technologies (the “‘618 and the ‘223 patents”). We sought injunctive relief barring Lam from manufacturing, selling and supporting products that incorporate our patented technology. We further sought enhanced damages for willful infringement of our patents. The suit was initially filed in United States District Court for the Eastern District of Virginia, but was transferred by that court to the United States District Court of the Northern District of California. Following an adverse decision from the United States Court of Appeals for the Federal Circuit in a prior case against Tokyo Electron Limited, Tegal voluntarily dismissed the ‘223 patent from the Lam case. A Markman hearing was held on the ‘618 patent in July 2002, and in September 2002 the Court issued a claim interpretation ruling in which it determined that the claim term “low frequency” means “less than approximately 1Mhz.” In October 2002, Lam filed a motion for summary judgment of non-infringement of the ‘618 patent. On January 14, 2003, after modifying its original Markman ruling and further interpreting “low frequency” to have an upper limit of 1.4 Mhz, the Court granted Lam’s motion for summary judgment of noninfringement of the ‘618 patent. Tegal plans to appeal that ruling. In the meantime, a counterclaim by Lam seeking an “exceptional case” finding and an award of attorney’s fees based on that finding, remains pending in the District Court. At this stage we cannot assure you of the outcome of the Lam case or of the effect of any such outcome on our business.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company’s annual stockholders’ meeting held on October 22, 2002, the following individuals were re-elected to the Board of Directors:

	Votes for	Votes Withheld

Michael L. Parodi	10,901,201	1,255,745
Jeffrey M. Krauss	11,172,104	984,842
Edward A. Dohring	11,174,303	982,643

     The proposal to adopt an amendment to the Company’s 1998 Equity Participation Plan to increase the maximum authorized shares from 1,900,000 to 2,400,000 shares was approved by the stockholders as follows:

Votes For	10,457,435
Votes Against	1,690,141
Abstentions	9,370
Broker Non-Votes	0

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

     On September 6, 2002, we received notification from Nasdaq that for the 30 days prior to the notice, the price of our common stock had closed below the minimum $1.00 per share bid price requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the “Rule”), and were provided 90 calendar days, or until December 5, 2002, to regain compliance. Our bid price did not close above the minimum during that period. On December 6, 2002, we received notification from Nasdaq that our securities would be delisted from The Nasdaq National Market on December 16, 2002 unless we either (i) applied to transfer our securities to The Nasdaq SmallCap Market, in which case we would be afforded additional time to come into compliance with the minimum $1.00 bid price requirement; or (ii) appealed the Nasdaq staff’s determination to the Nasdaq’s Listing Qualifications Panel (“the Panel”). On December 12, 2002 we requested an oral hearing before the Panel and such hearing took place on January 16, 2003 in Washington, D.C. Our appeal was based, among other things, on our intention to seek stockholder approval for a reverse split of our outstanding common stock. We have not yet received notice from Nasdaq about the decision of the Panel.

Risk Factors

The semiconductor industry is cyclical and may experience periodic downturns which may negatively affect customer demand for our products and result in losses such as those experienced in the past.

     Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have had a material adverse effect on the semiconductor industry’s demand for semiconductor capital equipment, including etch and deposition systems manufactured by us. In response to the current significant industry slow-down, we have initiated a substantial cost containment program and a corporate-wide restructuring to preserve our cash. However, the need for continued investment in research and development, possible capital equipment requirements and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to the current downturn.

Our competitors have greater financial resources and greater name recognition than we do and therefore may compete more successfully in the semiconductor capital equipment industry than we can.

     We believe that to be competitive, we will require significant financial resources in order to offer a broad range of systems, to maintain customer service and support centers worldwide and to invest in research and development. Many of our existing and potential competitors, including, among others, Applied Materials, Inc., Lam Research Corporation, Novellus and Tokyo Electron Limited, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation etch, deposition and other production equipment and broader process equipment offerings, as well as greater name recognition than we do. We cannot assure you that we will be able to compete successfully against these companies in the United States of America or worldwide.

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

     On September 6, 2002, we received notification from Nasdaq that for the 30 days prior to the notice, the price of our common stock had closed below the minimum $1.00 per share bid price requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the “Rule”), and were provided 90 calendar days, or until December 5, 2002, to regain compliance. Our bid price did not close above the minimum during that period. On December 6, 2002, we received notification from Nasdaq that our securities would be delisted from The Nasdaq National Market on December 16, 2002 unless we either (i) applied to transfer our securities to The Nasdaq SmallCap Market, in which case we would be afforded additional time to come into compliance with the minimum $1.00 bid price requirement; or (ii) appealed the Nasdaq staff’s determination to the Nasdaq’s Listing Qualifications Panel (“the Panel”). On December 12, 2002 we requested an oral hearing before the Panel and such hearing took place on January 16, 2003 in Washington, D.C. Our appeal was based, among other things, on our intention to seek stockholder approval for a reverse split of our outstanding common stock. We have not yet received notice from Nasdaq about the decision of the Panel.

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

We depend on sales of our advanced products to customers that may not fully adopt our product for production use.

     We have designed our advanced etch and deposition products for customer applications in emerging films, polysilicon and metal which we believe to be the leading edge of critical applications for the production of advanced semiconductor and other microelectronic devices. Revenues from the sale of our advanced systems accounted for 36% and 21% of total revenues in fiscal 2002 and 2001, respectively. Our advanced systems are currently being used primarily for research and development activities or low volume production. For these systems to achieve full market adoption, our customers must utilize them for volume production. There can be no assurance that the market for devices incorporating emerging films, polysilicon or metal will develop as quickly or to the degree that we expect.

     If our advanced systems do not achieve significant sales or volume production due to a lack of full customer adoption, our business, financial condition, results of operations and cash flows will be materially adversely affected.

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

Our Past and Future Acquisitions May Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert Management Attention.

     We acquired Sputtered Films, Inc. in August 2002. We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. We may encounter problems with the assimilation of Sputtered Films or businesses, products or technologies acquired in the future including:

•	difficulties in assimilation of acquired personnel, operations, technologies or products;

•	unanticipated costs associated with acquisitions;

•	diversion of management’s attention from other business concerns and potential disruption of our ongoing business;

•	adverse effects on our existing business relationships with our customers;

•	potential patent or trademark infringement from acquired technologies;

•	adverse effects on our current employees and the inability to retain employees of acquired companies;

•	use of substantial portions of our available cash as all or a portion of the purchase price; and

•	dilution of our current stockholders due to issuances of additional securities as consideration for acquisitions.

If we are unable to successfully integrate our acquired companies or to create new or enhanced services, we may not achieve the anticipated benefits from our acquisitions. If we fail to achieve the anticipated benefits from the acquisitions, we may incur increased expenses and experience a shortfall in our anticipated revenues and we may not obtain a satisfactory return on our investment. In addition, if a significant number of employees of acquired companies fail to remain employed with us, we may experience difficulties in achieving the expected benefits of the acquisitions.

Our Workforce Reductions and Financial Performance May Adversely Affect the Morale and Performance of our Personnel and Our Ability to Hire New Personnel:

     We have made reductions in our workforce in order to reduce costs and bring staffing in line with our anticipated requirements. There were costs associated with the workforce reductions related to severance and other employee-related costs, and our restructuring may yield unanticipated costs and consequences, such as attrition beyond our planned reduction in staff. In addition, our common stock has declined in value below the exercise price of many options granted to employees pursuant to our stock option plans. Thus, the intended benefits of the stock options granted to our employees, the creation of performance and retention incentives, may not be realized. In addition, workforce reductions and management changes create anxiety and uncertainty and may adversely affect employee morale. As a result, we may lose employees whom we would prefer to retain. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive having less volatile stock prices.

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

Dated: February 13, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ THOMAS R. MIKA Thomas R. Mika Chief Financial Officer

I, Michael L. Parodi, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tegal Corporation;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ MICHAEL L. PARODI Michael L. Parodi Chief Executive Officer