Form 10-K
period 2003-03-31
TEGAL CORP /DE/
filed 2003-06-27
CIK 931059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K
For Annual and Transition Reports Pursuant to Section 13 or #15D of the Securities and Exchange Act of 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

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

Common Stock, $0.01 Par Value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

        Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 10, 2003, based on the closing sale price of the common stock on September 30, 2002 as reported on the Nasdaq National Market, was $6,275,787. As of June 10, 2003, 16,091,762 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for registrant’s 2003 Annual Meeting of Stockholders to be held August 26, 2003 will be filed with the Commission within 120 days after the close of the registrant’s fiscal year and are incorporated by reference in Part III.

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

The Company

        Tegal Corporation, a Delaware corporation (“Tegal”), designs, manufactures, markets and services plasma etch and deposition systems that enable the production of integrated circuits (“ICs”), memory and related microelectronics devices used in personal computers, wireless voice and data telecommunications, contact-less transaction devices, radio frequency identification devices (“RFID’s”), smart cards, data storage and micro-level actuators. Etching and deposition constitute two of the principal IC and related device production process steps and each must be performed numerous times in the production of such devices.

        We were formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc. (“Motorola”). Our predecessor company was founded in 1972 and acquired by Motorola in 1978. We completed our initial public offering in October 1995.

        On August 30, 2002, we acquired all of the outstanding common stock of Sputtered Films, Incorporated (“SFI”), a privately held California corporation pursuant to an Agreement and Plan of Merger dated August 13, 2002. Sputtered Films is a leader in the design, manufacture and service of high performance physical vapor deposition sputtering systems for the semiconductor and semiconductor packaging industry. SFI was founded in 1967 with the development of the S-Gun, core technology of the acquired company.

Semiconductor Industry Background

Growth of Semiconductor and Semiconductor Equipment Industries

        The semiconductor industry has experienced significant growth over the last 20 years. This growth has resulted from the increasing demand for ICs from traditional IC markets, such as personal computers, telecommunications, consumer electronics, automotive electronics and office equipment, as well as developing markets, such as wireless communications, multimedia and portable and network computing. As a result of this increased demand, semiconductor device manufacturers have periodically expended significant amounts of capital to build new semiconductor fabrication facilities (“fabs”) and to expand existing fabs. In spite of the continuing growth in demand for semiconductors, the industry periodically experiences cycles of excess supply and excess capacity as additions to capacity are brought online in large increments which exceed the short-term growth in demand for ICs. The industry periodically experiences such fluctuations, and is currently experiencing a significant slowdown in the purchase of equipment for the manufacture of ICs.

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

        Each step of the manufacturing process for ICs requires specialized manufacturing equipment. Today, plasma-based systems are used for the great majority of both deposition and etching processes. During physical vapor deposition (also known as “PVD”), the semiconductor wafer is exposed to a plasma environment that forms continuous thin films of electrically insulating or electrically conductive layers on the semiconductor wafer. During a plasma etch process (also known as “dry etch”), a semiconductor wafer is exposed to a plasma composed of a reactive gas, such as chlorine, which etches away selected portions of the layer underlying the patterned photoresist layer.

Segmentation of the Deposition and Etch Markets

        The deposition market is generally divided into the following market segments, defined according to the underlying technology used to create the deposited thin film: electrochemical deposition (also known as “electroplating”), chemical vapor deposition (also known as “CVD”, of which plasma-enhanced chemical vapor deposition “PECVD” is a major sub-segment), atomic layer deposition (also known as “ALD”), and physical vapor deposition (also known as “PVD”).

        Certain deposition technologies or processes are better suited than others for depositing different types of materials (films). In silicon-based microelectronic fabrication, electrochemical deposition of copper is the essential basis for creating the multi-level metal electrical interconnects found in advanced logic and memory ICs. CVD and PECVD deposition of dielectric materials like silicon dioxide and silicon nitride is used to create layers of electrical insulation between active circuit elements in the integrated circuit. CVD and PECVD are also used for polysilicon and silicide deposition, to create the electrically conductive thin films used in the active circuit elements. ALD is a technique whereby, in a process repeated many times, a monolayer of chemical reactant adsorbed on the IC wafer surface forms a single atomic layer of a dielectric or a metallic film. Physical vapor deposition is used for both metallic thin film deposition and, in reactive PVD processes, for dielectric thin film deposition.

        Further segmentation occurs within the PVD market according to specific applications. One important application for PVD is the deposition of thin films where residual film stress must be closely controlled in order to create specific desired electrical results, as in precision thin film resistor fabrication, or to avoid physically deforming the substrate, as in the fabrication of power MOS devices on ultra-thin silicon wafers. The ability to control film stress is also critical for the deposition of multi-layer thin film stacks on photomasks used in advanced microelectronic photolithography applications such as extreme ultraviolet lithography (also known as “EUVL”) for development of 45nm and 32nm fabrication processes. If stress is not low and controlled in this step, the masks can become distorted.

        We believe that enabling tight control of stress and other process parameters, along with minimizing overall contamination levels during PVD thin film deposition processes, will be increasingly recognized by IC makers as key features that differentiate PVD tool products and PVD tool makers. We also believe these capabilities will be important to device makers in the related industries of compound semiconductor device fabrication, LED fabrication, optical communication device manufacturing, in micro electromechanical systems (also known as “MEMS”) fabrication, and in the field of advanced packaging processes for microelectronic devices.

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

        Today, the semiconductor industry is faced with the need to develop and adopt an unprecedented number of new materials as conventional films are running out of the physical properties needed to support continuing shrinks in die size and to provide improved performance. Certain of these new materials present unique etch production problems. For example, the use of certain films, such as platinum, iridium and Lead Zirconium Titanate (“PZT”), currently being used in the development of non-volatile, ferroelectric random access memory (“FRAM”) devices, is presenting new challenges to semiconductor manufacturers. While these new films contribute to improved IC performance and reduced die size, their unique properties make them particularly difficult to etch and, therefore, require more advanced etch process technologies. Similarly, customers seek to achieve zero corrosion of metal etched wafers within 48 to 72 hours after completion of the etch process, regardless of the line geometries involved. The reaction byproducts of a chlorine based metal etch process tend to redeposit on the wafer and corrode when exposed to water in the atmosphere. Removal of these contaminants from the wafer is essential to prevent this corrosion.

Market Segmentation and Tool Costs

        PVD systems have become one of the most expensive pieces of capital equipment found in modern IC wafer fabs. PVD tool system architecture is generally of modular, or cluster-tool style, with as many as six active process chambers placed around a central robotic handling system, plus separate loadlocks for the entry and exit of wafers. Each active chamber, the system loadlocks, and the central core wafer handler must be configured for high vacuum operation. Average selling prices for a typical fully-configured PVD system have increased from an estimated $2,600,000 in 1994 to an estimated $7,000,000 today.

        Over time, the disparity in relative prices for etch systems capable of etching at non-critical versus critical dimensions has grown significantly. We believe that in 1993, the cost of an eight-inch wafer-capable system ranged from approximately $500,000 to $700,000. Given the relatively modest price differential among etchers, manufacturers of ICs and similar devices tended to purchase one system (the one they believed provided the most technologically advanced solution for their particular etch requirements) to perform all of their etching. In contrast, the cost today of an eight inch capable etch system ranges from approximately $500,000, for reliable, non-critical etchers, to more than $2.5 million, for advanced, state of the art critical etchers. Consequently, in periods of high equipment utilization we believe it is no longer cost effective to use state of the art etchers to perform both critical and non-critical etching. When critical etching is required in the production process, we believe that the leading purchasing factor for a semiconductor manufacturer will continue to be, ultimately, the product’s etch performance. However, when non-critical etching is required in the production process, we believe the leading purchasing factor for a semiconductor manufacturer will be the overall product cost, with particular emphasis on the system’s sale price. In either case, however, the semiconductor manufacturer is driven to make a value-oriented purchasing decision which minimizes the overall etch system costs, while meeting the required etch process performance. We believe that a well-implemented “mix and match” purchasing philosophy could allow a semiconductor manufacturer to realize significant etch system savings.

Business Strategy

        We have a large installed base of etch and deposition equipment exceeding 1,700 systems and we believe that over the years we have earned a reputation as a supplier of reliable, value-oriented systems along with systems incorporating unique, advanced process technologies. Our systems are sold throughout the world to both domestic and international customers. In our fiscal year ended March 31, 2003, approximately 66% of our revenues resulted from international sales. To support our systems sales, we maintain local service and support in every major geographic market in which we have an installed base, backed up by a spares logistics system designed to provide delivery within 24 hours anywhere in the world.

        Tegal’s strategy is to become the leading provider of integrated etch and deposition process solutions for a defined set of new and emerging materials central to the production of a broad array of advanced semiconductor devices. Incorporation of these new, exotic materials is essential to achieving the higher device densities, lower power consumption and novel functions exhibited by the newest generation of cell phones, computer memories, fiber optic switches and remote sensors. Currently, Tegal is the leading supplier of etch solutions to makers of advanced “non-volatile” ferro-electric (“FeRAM”) and magnetic (“MRAM”) devices. FeRAM is just now entering commercial production with chips for the newest generation of cell phones, PDA’s, smart cards and radio-frequency identification devices (“RFID’s”), used for applications such as inventory tracking and cashier-less transaction processing. Rounding out Tegal’s portfolio of new materials expertise are so-called “compound-semi” materials, such as GaAs, GaN and InP, widely used in telecom device production.

        Our long-term growth strategy is to build on the Company’s technical knowledge, experience and reputation in semiconductor capital equipment, both through organic growth in the markets in which it specializes and through selective acquisitions of complementary technologies. Through its recent acquisition of Sputtered Films, Inc., Tegal secured a source for a complementary deposition technology for its new materials strategy and gained a key foothold in the advanced EUV mask market.

Products

6500 Series “Critical Etch” Products

        We offer several models of our 6500 series critical etch products configured to address film types and applications desired by our customers. We introduced the 6500 series tool in 1994 and since that time have expanded the product line to address new applications including:

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

900 Series “Non-Critiecal Etech” Products

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

Endeavor Series Critical Deposition Products

        We offer several models of our Endeavor series critical deposition products configured to address film types and applications desired by the customer. We introduced the Endeavor series tool in 1992 and since that time have expanded the product line to address new applications. Deposition applications addressed by the Endeavor series system include:

•	chip packaging technologies requiring stress control in multi-layer under bump metallization (UBM), including deposition onto polyimide;

•	IC front side interconnect metallization;

•	Ohmic contact formation and metallization of thinned wafers for high power transistors;

•	deposition of thin film resistors with fine tuning of thermal capacitance of resistance (TCR);

•	barrier and seed layer deposition in deep vias;

•	encapsulating films for light emitting diodes (LED);

•	dielectric layers for sound acoustic wave (SAW) and integrated gate bipolar transistors (IGBT);

•	automobile electronics requiring high adhesion properties of the backside metal film stacks;

•	high precision, ultra clean deposition of films used in photolithography and extreme ultraviolet (EUV) masks.

        All Endeavor series models offer one to five process modules, and can be configured as single or dual cassette module systems. The system is fully field upgradeable. Prices for Endeavor series systems typically range between $1.8 million and $3.0 million.

        Our Endeavor series systems have been engineered to provide process flexibility and competitive throughput for wafers and substrates up to eight inches in diameter, or six inches square while minimizing cost and space requirements. The Endeavor cassette module is SMIF compatible. Fast and efficient, the system’s capability is enhanced by parallel processing and scheduled downtime is minimized by its modularity. Each Endeavor series system has a central wafer handling system with full vacuum loadlocks, non-contact optical wafer alignment and a vacuum transport system. Individual process module servicing is possible without shutting down the system or other chambers. Contamination control features in the Endeavor series systems include sputter-up processing, and a gentle and reliable handling system that allows the transport and process of wafers without clamping or mechanical pressure, and no backside contact of the wafer or substrate at any time. All processing is done under high vacuum, using individual high-throughput, turbo-pumped vacuum systems for the cassette module and transfer module and each process module. These and other features of the Endeavor series are designed to enable a semiconductor manufacturer to reduce wafer particle contamination to a level that we believe exceeds industry standards and to improve deposition results and process flexibility.

        In addition, our Endeavor series systems employs a user-friendly software system that is equipped with full safety interlocks and is four-level password protected. This software system incorporates a graphical user interface with software architecture designed to operate in multiple interface modes, including operator, maintenance engineer, process engineer and diagnostic modes. The software provides a quick-response interface which allows the semiconductor manufacturer access to all necessary system information for factory automation. The software and automation are completely functional from remote locations via ISDN line. This remote access can be used to download software upgrades, or as a powerful diagnostic tool, providing our customers with immediate factory support.

Customers

        We sell our systems to semiconductor and related electronic device component manufacturers throughout the world. Major customers over the last three fiscal years have included the following:

Alcatel Microelectronics	Motorola	Sumitomo
Analog Devises	NEC	Tesla Sezam,S.A.
AMS	Nortel Technology	United Microelectronics
Compound Semiconductor	OKI	University Francois Rabelais
Fairchild	RF Microdevices	Walsin Lihwa Corp.
Fuji Microdevice	Sony	Winbond Electronics Corp.
International Rectifier	ST Microelectronics

        Of these 20 customers, five ordered one or more systems in fiscal 2003. The composition of our top five customers has changed from year to year, but net system sales to our top five customers in each of fiscal 2003, 2002 and 2001 accounted for 88.2%, 54.4% and 42.0%, respectively, of our total net system sales. International Rectifier, University Francois, ST Microelectronics and OKI represented 32.2%, 22.7%, 12.5% and 12.0%, respectively, of our net system sales in 2003. STMicroelectronics, Nortel, Analog and NEC represented 24.2%, 17.1%, 10.1% and 13.1%, respectively, of our net system sales in 2002. Nortel and Sony represented 17.6% and 13.0%, respectively, of our net system sales in 2001. Other than the above customers, no single customer represented more than 10% of our net system sales in fiscal 2003, 2002 or 2001. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, may have a material adverse effect on us.

Backlog

        We schedule production of our systems based upon order backlog and customer commitments. We include in our backlog only orders for which written purchase orders have been accepted and shipment dates within the next 12 months have been assigned. As of May 30, 2003 and 2002, our order backlog was approximately $6.0 million and $2.0 million, respectively. Booked system orders are subject to cancellation by the customer, but with substantial penalties except in the case of orders for evaluation systems or for systems that have not yet incurred production costs. Orders may be subject to rescheduling with limited or no penalty. Some orders are received for systems to be shipped in the same quarter as the order is received. As a result, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Marketing, Sales and Service

        We sell our systems worldwide through a network of eight direct sales personnel and three independent sales representatives in sales offices located throughout the world. In the United States of America, we market our systems through direct sales personnel located in two regional sales offices and at our Petaluma, California headquarters. In addition, we provide field service and applications engineers out of our regional locations and our Petaluma headquarters in order to ensure dedicated technical and field process support throughout the United States of America on short notice.

        We maintain sales, service and process support capabilities in Japan, Taiwan, Germany, Italy and the United Kingdom and service/support operations in Austria and China. In addition to our international direct sales and support organizations, we also market our systems through independent sales representatives in China, Israel, South Korea and Singapore and selected markets in Japan.

        International sales, which consist of export sales from the United States of America either directly to the end user or to one of our foreign subsidiaries, accounted for approximately 66%, 67% and 61% of total revenue for fiscal 2003, 2002 and 2001, respectively. Revenues by region for each of the last three fiscal years were as follows:

	Years Ended March 31,

	2003	2002	2001

United States	$ 4,864	$ 7,168	$15,087
Asia, excluding Japan	1,537	3,903	5,612
Japan	2,934	4,094	6,862
Germany	1,851	731	3,998
Italy	353	2,617	2,219
Europe, excluding Germany and Italy	2,561	3,093	4,427

Total sales	$14,100	$21,606	$38,205

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

        We generally warrant our new systems for 12 months and our refurbished systems for six months from shipment. Our field engineers provide customers with call-out repair and maintenance services for a fee. Customers may also enter into repair and maintenance service contracts covering our systems. We train customer service engineers to perform routine service for a fee and provide telephone consultation services generally free of charge.

        The sales cycles for our systems vary depending upon whether the system is an initial design-in, reorder or used equipment. Initial design-in sales cycles are typically 12 to 18 months, particularly for 6500 and Endeavor series systems. In contrast, reorder sales cycles are typically four to six months, and used system sales cycles are generally one to three months. The initial design-in sales cycle begins with the generation of a sales lead, which is followed by qualification of the lead, an analysis of the customer’s particular applications needs and problems, one or more presentations to the customer (frequently including extensive participation by our senior management), two to three wafer sample demonstrations, followed by customer testing of the results and extensive negotiations regarding the equipment’s process and reliability specifications. Initial design-in sales cycles are monitored by senior management for correct strategic approach and resource prioritization. We may, in some rare instances, need to provide the customer with an evaluation system for three to six months prior to the receipt of a firm purchase order.

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

        Our research and development encompasses the following areas: plasma and sputtering technology, process characterization and development, material sciences applicable to etch and deposition environments, systems design and architecture, electro-mechanical design and software engineering. Management emphasizes advanced plasma and reactor chamber modeling capabilities in order to accelerate bringing advanced chamber designs to market. We employ multi-discipline teams to facilitate short engineering cycle times and rapid product development.

        As of March 31, 2003, we had 28 full-time employees dedicated to equipment design engineering, process support and research and development. Research and development expenses for fiscal 2003, 2002 and 2001 were $4.8 million, $5.9 million and $8.9 million, respectively, and represented 34.2%, 27.4% and 23.4% of total revenue, respectively. Such expenditures were primarily used for the development of new processes, continued enhancement and customization of existing systems, processing customer samples in our demonstration labs and providing process engineering support at customer sites.

Manufacturing

        Our etch systems are produced at our headquarters in Petaluma, California. Deposition systems are currently produced at our facility in Santa Barbara, California. Our manufacturing activities consist of assembling and testing components and sub-assemblies, which are then integrated into finished systems. We have structured our production facilities to be driven either by orders or by forecasts and have adopted a modular system architecture to increase assembly efficiency and design flexibility. We have also implemented “just-in-time” manufacturing techniques in our assembly processes. Through the use of such techniques, 900 series system manufacturing cycle times take approximately 14 days and cycle times for our Endeavor systems and our 6500 series products take two to three months.

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

Intellectual Property

        We hold an exclusive license or ownership of 54 United States of America patents, including our dual frequency tri-electrode control system, and 27 corresponding foreign patents covering various aspects of our systems. We have also applied for seven additional United States of America patents and 52 additional foreign patents. Of these patents, a few expire as early as 2003, others expire as late as 2021 with the average expiration occurring in approximately 2013. We believe that the duration of such patents generally exceeds the life cycles of the technologies disclosed and claimed therein. We believe that although the patents we have exclusively licensed or hold directly will be of value, they will not determine our success, which depends principally upon our engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our systems, processes and manufacturing techniques. We have signed a non-exclusive field of use license to two of our patents, relating to our strategic application sets. In addition, other companies and inventors may receive patents that contain claims applicable to our systems and processes. The sale of our systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. We also rely on trade secrets and other proprietary technology that we seek to protect, in part, through confidentiality agreements with employees, vendors, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by others.

        The original version of the system software for our 6500 series systems was jointly developed by us and Realtime Performance, Inc., a third party software vendor. We hold a perpetual, non-exclusive, non-royalty bearing license to use and enhance this software. The enhanced version of the software currently used on our 6500 series systems has undergone multiple releases of the original software, and such enhancements were developed exclusively by us. Neither the software vendor nor any other party has any right to use our current release of the system software. However we cannot make any assurances that this software will not be illegally copied or reversed-engineered by either customers or third-parties.

Employees

        As of March 31, 2003, we had a total of 81 regular employees and two part-time contract personnel. Of our regular employees, eight are in engineering, 10 are in research and development, 21 are in manufacturing and operations, 31 are in marketing, sales and customer service and support and 11 are in executive and administrative positions. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract, retain and develop such employees. Skilled employees, especially employees with extensive technological backgrounds, remain in demand. There can be no assurance we will be able to attract or retain the skilled employees that may be necessary to continue our research and development, manufacturing or marketing programs. The loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on us.

        None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Risk Factors

We have incurred operating losses and may not be profitable in the future; Our plans to maintain and increase liquidity may not be successful.

        We incurred net losses of $12.6 million and $8.7 million for the years ended March 31, 2003 and 2002, respectively, and generated negative cash flows from operations of $6.0 million and $3.6 million in these years. These factors raise substantial doubt as to our ability to continue as a going concern, and our auditors have included a going concern uncertainty in their opinion. Our plans to maintain and increase liquidity include the restructuring executed during fiscal 2002, which reduced headcount from 155_employees to 81 employees and has reduced our cost structure entering fiscal 2004. We believe the cost reduction and a projected increase in sales during fiscal 2004 will generate sufficient cash flows to fund our operations through March 31, 2004. However, these projected sales are to a limited number of new and existing customers and are based, for the most part, on internal and customer provided estimates of future demand, not firm customer orders. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

The semiconductor industry is cyclical and may experience periodic downturns that may negatively affect customer demand for our products and result in losses such as those experienced in the past.

        Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have had a material adverse effect on the semiconductor industry’s demand for semiconductor capital equipment, including etch and deposition systems manufactured by us. In response to the current prolonged industry slow-down, we have initiated a substantial cost containment program and a corporate-wide restructuring to preserve our cash. However, the need for continued investment in research and development, possible capital equipment requirements and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to the current downturn.

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

        Our stock is currently listed on The Nasdaq SmallCap Market. The Nasdaq Stock Market’s Marketplace Rules impose certain minimum financial requirements on us for the continued listing of our stock. One such requirement is the minimum bid price on our stock of $1.00 per share. Beginning in 2002, there have been periods of time during which we have been out of compliance with the $1.00 minimum bid requirements of the Nasdaq SmallCap Market.

        On September 6, 2002, we received notification from Nasdaq that for the 30 days prior to the notice, the price of our common stock had closed below the minimum $1.00 per share bid price requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the “Rule”), and were provided 90 calendar days, or until December 5, 2002, to regain compliance. Our bid price did not close above the minimum during that period. On December 6, 2002, we received notification from Nasdaq that our securities would be delisted from The Nasdaq National Market, the exchange on which our stock was listed prior to May 6, 2003, on December 16, 2002 unless we either (i) applied to transfer our securities to The Nasdaq SmallCap Market, in which case we would be afforded additional time to come into compliance with the minimum $1.00 bid price requirement; or (ii) appealed the Nasdaq staff’s determination to the Nasdaq’s Listing Qualifications Panel (the “Panel”). On December 12, 2002 we requested an oral hearing before the Panel and such hearing took place on January 16, 2003 in Washington, D.C. Our appeal was based, among other things, on our intention to seek stockholder approval for a reverse split of our outstanding common stock. On April 28, 2003 at a special meeting of our stockholders, our board of directors was granted the authority to effect a reverse split of our common stock within a range of two-for-one to fifteen-for-one. The timing and ratio of a reverse split, if any, is at the sole discretion of our board of directors. On May 6, 2003, we transferred the listing of our common stock to the Nasdaq SmallCap Market. In connection with this transfer, Nasdaq granted us an extension until December 1, 2003, to regain compliance with the Rule’s minimum $1.00 per share bid price requirement for continued inclusion on the Nasdaq SmallCap Market.

        If we are out of compliance in the future with Nasdaq listing requirements, we may take actions in order to achieve compliance, which actions may include a reverse split of our common stock. If an initial delisting decision is made by the Nasdaq’s staff, we may appeal the decision as permitted by Nasdaq rules. If we are delisted and cannot obtain listing on another major market or exchange, our stock’s liquidity would suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock’s trading price. Delisting also may restrict us from issuing additional securities or securing additional financing.

We depend on sales of our advanced products to customers that may not fully adopt our product for production use.

        We have designed our advanced etch and deposition products for customer applications in emerging new films, polysilicon and metal which we believe to be the leading edge of critical applications for the production of advanced semiconductor and other microelectronic devices. Revenues from the sale of our advanced etch and deposition systems accounted for 25% and 36% of total revenues in fiscal 2003 and 2002, respectively. Our advanced systems are currently being used primarily for research and development activities or low volume production. For our advanced systems to achieve full market adoption, our customers must utilize these systems for volume production. There can be no assurance that the market for devices incorporating emerging films, polysilicon or metal will develop as quickly or to the degree we expect.

        If our advanced systems do not achieve significant sales or volume production due to a lack of full customer adoption, our business, financial condition, results of operations and cash flows will be materially adversely affected.

Our potential customers may not adopt our products because of their significant cost or because our potential customers are already using a competitor’s tool.

        A substantial investment is required to install and integrate capital equipment into a semiconductor production line. Additionally, we believe that once a device manufacturer has selected a particular vendor’s capital equipment, that manufacturer generally relies upon that vendor’s equipment for that specific production line application and, to the extent possible, subsequent generations of that vendor’s systems. Accordingly, it may be extremely difficult to achieve significant sales to a particular customer once that customer has selected another vendor’s capital equipment unless there are compelling reasons to do so, such as significant performance or cost advantages. Any failure to gain access and achieve sales to new customers will adversely affect the successful commercial adoption of our products and could have a material adverse effect on us.

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

        Other factors that could affect our quarterly operating results include:

[X]	our timing of new systems and technology announcements and releases and ability to transition between product versions;

[X]	product returns upon the introduction of new product versions and pricing adjustments for our distributors;

[X]	seasonal fluctuations in sales;

|X|	anticipated declines in selling prices of our products to original equipment manufacturers and potential declines in selling prices to other parties as a result of competitive pressures;

[X]	changes in the mix of our revenues represented by our various products and customers;

[X]	adverse changes in the level of economic activity in the United States or other major economies in which we do business;

[X]	foreign currency exchange rate fluctuations;

[X]	expenses related to, and the financial impact of, possible acquisitions of other businesses;

•	changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products, due to lifecycles of our customers’ products ending earlier than expected or due to market acceptance of our customers’ products; and

•	timely and accurate reporting to us by our original equipment manufacturer customers of units shipped.

        Additionally, potential acquisitions may result in significant expenses, including amortization of purchased software, which is reflected in cost of revenues, as well as charges for in-process research and development and amortization of acquired identifiable intangible assets, which are reflected in operating expenses.

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

        Our top five customers accounted for 88.2%, 54.4% and 42.0% of our systems revenues in fiscal 2003, 2002 and 2001, respectively. Four customers accounted for more than 10% of net systems sales in fiscal 2003. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor manufacturing industry, may have a material adverse effect on our business, financial condition, results of operations and cash flows. Our ability to increase our sales in the future will depend, in part, upon our ability to obtain orders from new customers, as well as the financial condition and success of our existing customers and the general economy, which is largely beyond our ability to control.

We are exposed to additional risks associated with international sales and operations.

        International sales accounted for 66%, 67% and 61% of total revenue for fiscal 2003, 2002 and 2001, respectively. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on our operations and financial results.

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

We must integrate our recent acquisition of Sputtered Films and we may need to make additional future acquisitions to remain competitive. The process of identifying, acquiring and integrating future acquisitions may constrain valuable management resources, and our failure to effectively integrate future acquisitions may result in the loss of key employees and the dilution of stockholder value and have an adverse effect on our operating results.

        We acquired Sputtered Films, Inc. in August 2002. We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. We may encounter problems with the assimilation of Sputtered Films or businesses, products or technologies acquired in the future including:

[X]	difficulties in assimilation of acquired personnel, operations, technologies or products;

[X]	unanticipated costs associated with acquisitions;

[X]	diversion of management's attention from other business concerns and potential disruption of our ongoing business;

[X]	adverse effects on our existing business relationships with our customers;

[X]	potential patent or trademark infringement from acquired technologies;

[X]	adverse effects on our current employees and the inability to retain employees of acquired companies;

[X]	use of substantial portions of our available cash as all or a portion of the purchase price; and

[X]	dilution of our current stockholders due to issuances of additional securities as consideration for acquisitions.

        If we are unable to successfully integrate our acquired companies or to create new or enhanced products and services, we may not achieve the anticipated benefits from our acquisitions. If we fail to achieve the anticipated benefits from the acquisitions, we may incur increased expenses and experience a shortfall in our anticipated revenues and we may not obtain a satisfactory return on our investment. In addition, if a significant number of employees of acquired companies fail to remain employed with us, we may experience difficulties in achieving the expected benefits of the acquisitions.

        Completing any potential future acquisitions could cause significant diversions of management time and resources. Financing for future acquisitions may not be available on favorable terms, or at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies or employees into our existing business and operations. Future acquisitions may not be well-received by the investment community, which may cause our stock price to fall. We have not entered into any agreements or understanding regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

        If we acquire businesses, new products or technologies in the future, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to annual testing for impairment. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash.

Our workforce reductions and financial performance may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

        We have made reductions in our workforce in order to reduce costs and bring staffing in line with our anticipated requirements. There were costs associated with the workforce reductions related to severance and other employee-related costs, and our restructuring may yield unanticipated costs and consequences, such as attrition beyond our planned reduction in staff. In addition, our common stock has declined in value below the exercise price of many options granted to employees pursuant to our stock option plans. Thus, the intended benefits of the stock options granted to our employees, the creation of performance and retention incentives, may not be realized. In addition, workforce reductions and management changes create anxiety and uncertainty and may adversely affect employee morale. As a result, we may lose employees whom we would prefer to retain. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies perceived as having less volatile stock prices.

Provisions in our agreements, charter documents, stockholder rights plan and Delaware law may deter takeover attempts, which could decrease the value of your shares

        Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. Our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, we have adopted a stockholder rights plan that makes it more difficult for a third party to acquire us without the approval of our board of directors. These provisions apply even if the offer may be considered beneficial by some stockholders.

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

Item 2. Properties

        We maintain our headquarters, encompassing our executive office, manufacturing, engineering and research and development operations, in one leased 45,064 square foot facility in Petaluma, California. The lease, which was entered into on June 9, 2003, and is filed as an exhibit to this Form 10-K, expires on December 31, 2009. The prior lease for the same facility was due to expire in March 2004. The Company was leasing 120,000 sq. ft. and occupying 80,000 sq. ft. with the balance subleased or available for sublease. The new lease for 45,064 sq. ft. is for the occupied space only and the sub-tenants’ leases have been assigned to the landlord. Other than certain large pieces of capital equipment leased by us, we own substantially all of the machinery and equipment used in our facilities. We believe that our existing facilities are adequate to meet our requirements for several years.

        We lease an 18,000 square foot facility in Santa Barbara, California for manufacturing and support of Sputtered Films tools. We currently occupy about 10,700 sq. ft. with the remaining portion being sublet. The lease expires in September 2005 with an option to extend for three additional years.

        We lease sales, service and process support space in Munich, Germany; Kawasaki, Japan; Catania, Italy; and Hsin Chu City, Taiwan.

Item 3. Legal Proceedings

        On September 1, 1999, we filed a patent infringement action against Lam Research Corporation (the ‘Lam’ case), asserting infringement of two of our patents directed to dual frequency plasma processing technologies (the “'618 and the ‘223 patents). We sought injunctive relief barring Lam from manufacturing, selling and supporting products that incorporate our patented technology. We further sought enhanced damages for willful infringement of our patents. The suit was initially filed in United States District Court for the Eastern District of Virginia, but was transferred by that court to the United States District Court of the Northern District of California.

        Following an adverse decision from the United States Court of Appeals for the Federal Circuit in a prior case against Tokyo Electron Limited, Tegal voluntarily dismissed the ‘223 patent from the Lam case. A Markman hearing was held on the ‘618 patent in July 2002, and in September 2002 the Court issued a claim interpretation ruling in which it determined that the claim term “low frequency” means “less than approximately 1Mhz.” In October 2002, Lam filed a motion for summary judgment of non-infringement of the ‘618 patent. On January 14, 2003, after modifying its original Markman ruling and further interpreting “low frequency” to have an upper limit of 1.4 Mhz, the Court granted Lam’s motion for summary judgment of noninfringement of the ‘618 patent. Following the disposition of all of Tegal’s claims of infringement, Lam sought an award of attorney’s fees based on the allegation that Tegal’s pursuit of the case should be deemed “exceptional.” On June 5, 2003, the Court granted Tegal’s motion for entry of judgment and request for a determination that the case is not exceptional (effectively denying Lam’s demand for attorneys fees). Tegal is considering whether or not to appeal the summary judgment ruling of noninfringement of the ‘618 patent. At the present time we cannot assure you of the outcome of any such appeal may have on our business.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fiscal fourth quarter ended March 31, 2003.

        On April 28, 2003 at a special meeting of our stockholders, our board of directors was granted the authority to effect a reverse split of our common stock within a range of two-for-one to fifteen-for-one. The timing and ratio of a reverse split, if any, is at the sole discretion of our board of directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth certain information regarding our executive officers as of March 31, 2003:

Name	Age	Position
Michael L. Parodi	54	Chairman of the Board of Directors, President and Chief Executive Officer
Thomas R. Mika	51	Executive Vice President and Chief Financial Officer
Carole Anne Demachkie	40	Vice President, General Manager, Sputtered Films, Inc.
Stephen P. DeOrnellas	48	Vice President, Technology and Corporate Development and Chief Technical Officer
George B. Landreth	48	Vice President, Product Development
James D. McKibben	52	Vice President, Worldwide Sales and Marketing

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

        Thomas R. Mika joined us in August 2002 as Executive Vice President and Chief Financial Officer. Mr. Mika has served as a director of Tegal since June 1992. From January 1982 until December 2001, he was the Managing Director of IMTEC, a private investment firm. During his tenure at IMTEC, Mr. Mika served as President and Chief Executive Officer of Soupmasters International, Inc., which filed for Chapter 11 protection in April 2000. On July 12, 2001, that company’s plan of reorganization was confirmed by the Federal Bankruptcy Court and the bankruptcy proceedings were closed on October 19, 2001. Mr. Mika was also Managing Director of DISC International, Inc., a software company headquartered in England, and President of its U.S.-based subsidiary. While at IMTEC, he was involved in the financing and start-up of several companies, and acted as a financial advisor to several companies in merger and acquisition activities. Prior to founding IMTEC, Mr. Mika was a managing consultant with Cresap, McCormick & Paget and a science policy analyst for the National Science Foundation. He received a Masters in Business Administration from the Harvard Graduate School of Business.

        Carole Anne Demachkie joined Sputtered Films in January of 1997 as Director of Corporate Communications. In 1999, Ms. Demachkie assumed the additional role of Manager of Customer Service and in 2001 was asked to increase her responsibilities to include general management of the day-to-day operations of the Company, reporting directly to the President, Peter Clarke. When the Company merged with Tegal Corporation in August of 2002, Ms. Demachkie became Vice President of Tegal, and General Manager of Sputtered Films. From 1986 to 1996, Ms. Demachkie owned and operated Clarke Design, a full service advertising and design agency in Santa Barbara, serving a variety of high-tech and development firms, including Sputtered Films.

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

        Since May 6, 2003, our common stock has traded on the Nasdaq SmallCap Market under the symbol TGAL. Prior to this date, our common stock traded on the Nasdaq National Market since October 19, 1995. The following table sets forth the range of high and low sales prices for our common stock for each quarter during the prior two fiscal years.

FISCAL YEAR 2002	High	Low
First Quarter	$3.450	$2.031
Second Quarter	3.000	1.000
Third Quarter	1.810	1.100
Fourth Quarter	2.000	1.050
FISCAL YEAR 2003
First Quarter	1.420	0.130
Second Quarter	1.300	0.330
Third Quarter	0.880	0.130
Fourth Quarter	0.790	0.250

        The approximate number of record holders of our common stock as of March 31, 2003 was 297. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future. Further, our domestic line of credit restricts the declaration and payment of cash dividends.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation Plans approved by security holders
Equity Incentive Plan	1,396,345	$ 4.03		--
1990 Stock Option Plan	192,516	5.88		--
1998 Equity Participation Plan	1,042,075	2.62	1,357,925
Directors Stock Option Plan	495,000	2.53		90,000
Equity Compensation Plans not approved by security holders	--	--		--
Total	3,125,936	$15.06	1,447,925
Item 6. Selected Financial Data
	Year Ended March 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$ 14,100	$ 21,606	$ 38,205	$ 26,438	$ 29,035
Gross profit (loss)	(66)	6,676	13,915	9,231	8,161
Operating loss	(12,617)	(8,235)	(7,226)	(12,932)	(15,402)
Income (loss) before provision for income taxes and
cumulative effect of change in accounting principle	(12,625)	(8,730)	1,096	(12,571)	(14,997)
Net income (loss)	(12,625)	(8,730)	699	(12,571)	(15,132)
Net income (loss) per share: (1)
Basic	(0.82)	(0.67)	0.06	(1.15)	(1.42)
Diluted	(0.82)	(0.67)	0.05	(1.15)	(1.42)
Shares used in per share computation:
Basic	15,311	13,030	12,499	10,964	10,630
Diluted	15,311	13,030	12,838	10,964	10,630

	March 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$ 912	$ 8,100	$12,649	$12,627	$17,569
Working capital	5,041	20,816	26,551	24,993	27,298
Total assets	17,209	29,227	42,252	35,573	39,652
Notes payable to banks and others	426	922	3,884	560	253
Stockholders' equity	11,123	22,286	28,609	27,431	30,816

_________________

(1)	See Note 3 of our Consolidated Financial Statements for an explanation of the computation of earnings per share.

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

Company Overview

        Tegal Corporation, a Delaware corporation (“Tegal”), designs, manufactures, markets and services plasma etch and deposition systems that enable the production of integrated circuits (“ICs”), memory and related microelectronics devices used in personal computers, wireless voice and data telecommunications, contact-less transaction devices, radio frequency identification devices (“RFID’s”), smart cards, data storage and micro-level actuators. Etching and deposition constitute two of the principal IC and related device production process steps and each must be performed numerous times in the production of such devices.

        We were formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc. (“Motorola”). Our predecessor company was founded in 1972 and acquired by Motorola in 1978. We completed our initial public offering in October 1995.

        On August 30, 2002, we acquired Sputtered Films, Incorporated (“SFI”), a privately held California corporation, pursuant to an Agreement and Plan of Merger dated August 13, 2002. SFI is a leader in the design, manufacture and service of high performance physical vapor deposition sputtering systems for the semiconductor and semiconductor packaging industry. SFI was founded in 1967 with the development of the S-Gun, a core technology of the acquired company.

Critical Accounting Policies and Estimates

        Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory, warranty obligations, purchase order commitments, bad debts, income taxes, intangible assets, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

        Revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. We defer revenue recognition for new product sales until both installation and customer acceptance have occurred. For sales of existing products, upon the transfer of title and risk of loss, revenue is recorded at the lesser of the fair value of the equipment or the contractual amount billable upon shipment. The remainder is recorded as deferred revenue and recognized as revenue upon installation and customer acceptance. Revenue for spare part sales is generally recognized upon shipment. Services revenue is recognized as the related services are provided, unless services are paid for in advance according to service contracts, in which case revenue is deferred and recognized over the service period using the straight-line method.

Accounts Receivable – Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. Given the average selling prices of our systems, a single customer default could have a material adverse effect on our consolidated financial position, results of operations, and cash flows.

Inventory

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

Deferred Taxes

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, we have fully reserved our deferred tax assets as of March 31, 2003. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

        Tegal designs, manufactures, markets and services plasma etch and deposition systems that enable the production of integrated circuits (“ICs”), memory and related microelectronics devices used in personal computers, wireless voice and data telecommunications, contact-less transaction devices, radio frequency identification devices (“RFID’s”), smart cards, data storage and micro-level actuators. With the acquisition of Sputtered Films on August 30, 2002 for stock consideration and assumed liabilities of approximately $1.6 million, we now also provide deposition capabilities. The acquisition of Sputtered Films secured a source for a complementary deposition technology for our new materials strategy.

        The following table sets forth certain financial data for the years indicated as a percentage of revenue:

	Year ended March 31,

	2003	2002	2001

Revenue	100.0%	100.0%	100.0%
Cost of revenue	100.5	69.1	63.6
Gross profit (loss)	(0.5)	30.9	36.4
Operating expenses:
Research and development expenses	34.2	27.4	23.4
Sales and marketing expenses	20.7	18.5	13.5
General and administrative expenses	34.1	23.1	18.4

Total operating expenses	89.0	69.0	55.3

Operating loss	(89.5)	(38.1)	(18.9)
Other income (expense), net	--	(2.3)	21.8
Income (loss) before provision for income taxes
and cumulative effect of change in accounting principle	(89.5)	(40.4)	2.9
Provision for income taxes	--	--	0.1

Income (loss) before cumulative effect of change in accounting principle	(89.5)	(40.4)	2.8

Cumulative effect of change in accounting principle	--	--	(1.0)
Net income (loss)	(89.5)%	(40.4)%	1.8%

Years Ended March 31, 2003, 2002 and 2001

Revenue

        Our revenue is derived from sales of new and refurbished systems, spare parts and non-warranty service. Revenue decreased 35 percent in fiscal 2003 from fiscal 2002 (to $14.1 million from $21.6 million). The revenue decrease in fiscal 2003 compared to fiscal 2002 was principally attributable to a sharp decrease in the sale of our 900 series systems during the economic slow down and two fewer 6500 series system sales, offset in part by the sale of one Endeavor system, in addition to lower spares and service sales. We believe the lower spares and service sales is the result of lower usage of the systems previously installed, occurring naturally as a result of lower capacity utilization by our customers. We believe that we have seen a “bottoming-out” of spares and service revenues, indicating higher utilization of our equipment. Revenue decreased 43 percent in fiscal 2002 from fiscal 2001 (to $21.6 million from $38.2 million). The revenue decrease in fiscal 2002 compared to fiscal 2001 was principally attributable to a sharp decrease in the sale of our 900 series systems during the economic slow down and lower spares sales.

        International sales accounted for approximately 66, 67 and 61 percent of total revenue in fiscal 2003, 2002 and 2001, respectively. We expect that international sales will continue to account for a significant portion of our revenue.

Gross Profit (Loss)

        Our gross profit (loss) as a percentage of revenue (gross margin) decreased to (0.5) percent in fiscal 2003 compared to 31 percent in fiscal 2002. The gross margin decrease in fiscal 2003 as compared to fiscal 2002 was principally due to an inventory write down of approximately $1.9 million in the second quarter, accompanied by lower gross margins for systems because of lower volumes and continued high overhead costs. Our gross profit as a percentage of revenue (gross margin) decreased to 31 percent in fiscal 2002 compared to 36 percent in fiscal 2001. The gross margin decrease in fiscal 2002 as compared to fiscal 2001 was principally due to lower gross margins for systems because of lower volumes offset slightly by increased margins in spares and service.

        Our gross profit as a percentage of revenue has been, and will continue to be, affected by a variety of factors, including the mix and average selling prices of systems sold and the costs to manufacture, service and support new product introductions and enhancements. Gross margins for our 6500 series systems are typically lower than those of our more mature 900 series systems due to the inefficiencies and lower vendor discounts associated with lower order volumes and increased service, installation and warranty support. However, gross profit improvement is one of our highest priorities. We believe that the results of our overhead reductions, along with a reclassification of certain assets will begin to exhibit themselves in gross profit improvements, especially as our sales volume increases.

Research and Development

        Research and development expenses consist primarily of salaries, prototype material and other costs associated with our research and product development efforts. In absolute dollars, research and development expenses decreased to $4.8 million in fiscal 2003 from $5.9 million in fiscal 2002. The absolute dollar decrease in fiscal 2003 expenses from fiscal year 2002 was due primarily to cuts in expenses within non-essential programs. As a percentage of revenue, research and development increased to 34.2 percent in fiscal 2003 from 27.4 percent in fiscal 2002. In absolute dollars, research and development expenses decreased to $5.9 million in fiscal 2002 from $8.9 million in fiscal 2001. Research and development as a percentage of revenue increased to 27.4 percent in fiscal 2002 from 23.4 percent in fiscal 2001. The absolute dollar decrease in fiscal 2002 expenses from fiscal year 2001 was due primarily to strategic cuts in expenses. Although our R&D expense in absolute dollars is decreasing year over year, we continue to maintain active process development efforts in support of our new materials strategy. For several years, our research and development efforts have been focused primarily on customer needs for process solutions rather than hardware developments, which typically require substantially more investment.

Sales and Marketing

        Sales and marketing expenses primarily consist of salaries, commissions, trade show promotion and advertising expenses. In absolute dollars, sales and marketing expenses decreased to $2.9 million in fiscal year 2003 from $4.0 million in fiscal 2002. As a percentage of revenue, sales and marketing expenses increased to 20.7 percent in fiscal year 2003 from 18.5 percent in fiscal 2002. The absolute dollar decrease in fiscal 2003 from fiscal year 2002 was primarily due to our cuts in expenses, such as a reduced presence at regional trade shows and conferences and lower advertising expenses. We naturally have lower commission expense due to reduced system sales, and have converted from direct sales to manufacturer’s representatives in some foreign markets where business is very soft. Nevertheless, we believe that we have sufficient coverage in all markets to ensure that we are under consideration by customers who are in a position to commit funds to capital equipment purchases. In absolute dollars, sales and marketing expenses decreased to $4.0 million in fiscal year 2002 from $5.1 million in fiscal 2001. As a percentage of revenue, sales and marketing expenses increased to 18.5 percent in fiscal year 2002 from 13.5 percent in fiscal 2001. The absolute dollar decrease in fiscal 2002 from fiscal year 2001 was primarily due to our strategic cuts in expenses.

General and Administrative

        General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities. General and administrative expenses in absolute dollars decreased slightly to $4.8 million in fiscal 2003 from $5.0 million in fiscal 2002. The absolute dollar decreases in spending were related to continued strategic expense cuts, offset in part by the cost of the acquisition of Sputtered Films and their operations in August 2002. As a percentage of revenues, general and administrative expenses increased to 34.1 percent, up from 23.1 percent in fiscal 2002. General and administrative expenses in absolute dollars decreased to $5.0 million in fiscal 2002 from $7.1 million in fiscal 2001. As a percentage of revenues, general and administrative expenses increased to 23.1 percent, up from 18.4 percent in fiscal 2001. We continue to seek improvements in productivity in all general and administrative expense areas through reduction and cross-training of personnel, tighter management of outside service providers and the lowering of costs associated with being a public company.

Other Income (Expense), Net

        Other income (expense), net, consists principally of royalty income, interest income, interest expense, gains and losses on foreign exchange and the sale of fixed assets. We recorded net non-operating expense of $8 thousand in fiscal 2003 and $0.5 million in fiscal 2002. In 2003, interest expense was greatly reduced due to reduced borrowings on both the Japanese and domestic lines of credit. We recorded net non-operating expense of $0.5 million in fiscal 2002 and income of $8.3 million in fiscal 2001. In 2002, net non-operating expense was primarily due to interest expense while in 2001, net non-operating income was primarily due to licensing fees received for non-exclusive patent rights.

Provision for Income Taxes

        Our effective tax rate was zero percent in fiscal 2003 and 2002 and 2.3 percent in fiscal 2001. We recorded a small provision for federal alternative minimum tax in fiscal year 2001. No tax benefit was recorded for the losses incurred in fiscal 2003 and 2002 due to uncertainty related to the realization of such benefits.

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

Liquidity and Capital Resources

        Net cash used in operations was $6.0 million in fiscal 2003, due principally to a loss of $11.6 million (after adjusting for depreciation and amortization) and a decrease in accounts payable, accrued liabilities, and deferred revenue, offset in part by a decrease in accounts receivable, inventory and prepaid assets. Net cash used in operations was $3.6 million in fiscal 2002 due principally to a loss of $7.8 million (after adjusting for depreciation and amortization) and a decrease in accounts payable and other current liabilities, offset in part by a decrease in accounts receivable, inventory and prepaid expenses. Net cash used in operations was $2.9 million in fiscal 2001 due principally to income of $2.1 million (after adjusting for depreciation and amortization) and an increase in accounts payable and other accrued liabilities, offset by an increase in accounts receivable, inventory and prepaid expenses.

        Net capital expenditures totaled $0.5 million, $0.5 million and $0.9 million, in fiscal 2003, 2002 and 2001, respectively. Capital expenditures in all three years were incurred principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers. Fiscal 2003 investing activities also included $0.2 million of cash transaction costs related to the SFI acquisition, net of cash acquired.

        Net cash used in financing activities totaled $0.8 million for fiscal 2003 due principally to decreased borrowings against the domestic line of credit. Net cash used in financing activities totaled $0.7 million for fiscal 2002 due principally to decreased borrowings against the domestic line of credit, partially offset by the $2.2 million of net proceeds from the sale of common stock and warrants. Net cash provided by financing activities totaled $3.6 million for fiscal 2001 due principally to increased borrowings against the domestic line of credit.

        As of March 31, 2003, we had $0.9 million of cash and cash equivalents. In addition to cash and cash equivalents, our other principal sources of liquidity consist of unused portions of several bank borrowing facilities. As of March 31, 2003, we had available $10.0 million of unused domestic credit line availability based on borrowing ratios with no borrowing against that line. The domestic credit line bears interest at prime plus 1 percent, or 5.25% as of March 31, 2003. The domestic line of credit has a $10 million maximum borrowing capacity secured by substantially all of our assets and is limited by the amounts of eligible accounts receivable and inventory on the balance sheet. This facility will be available until July 24, 2004. In addition to the foregoing facility, as of March 31, 2003, our Japanese subsidiary had a line of credit available for a total of 150 million Yen (approximately $1.3 million at exchange rates prevailing on March 31, 2003) collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable with 8.4 million yen borrowed (approximately $0.07 million at exchange rates prevailing on March 31, 2003). The Japanese bank line bears interest at Japanese prime (1.375 percent as of March 31, 2003) plus 1.0 percent.

        The Company incurred net losses of $12.6 million and $8.7 million for the years ended March 31, 2003 and 2002, respectively, generated negative cash flows from operations of $6.2 million and $3.6 million in these years, and has a cash balance of $912 at March 31, 2003, which raises substantial doubt about its ability to continue as a going concern. The Company’s plans with respect to this matter include (1) the restructuring executed in the third and fourth quarters of fiscal 2003, which further reduced employee headcount, (2) the restructuring of the Company’s Petaluma facility lease which reduced both available square footage and expected fiscal 2004 payments to the lessor (see note 6) and (3) ongoing negotiations to raise debt financing. The Company believes the cost reductions and a projected increase in sales during fiscal 2004 will generate sufficient cash flows to fund its operations through March 31, 2004. However, the projected sales are to a limited number of new and existing customers and are based on internal and customer provided estimates of future demand, not firm customer orders. If the projected sales do not materialize, the Company will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company’s operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to the Company on acceptable terms, if at all.

        The following summarizes our contractual obligations at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Less than		After
Contractual obligations:	Total	1 Year	1-3 Years	3 Years
Non-cancelable capital lease obligations	$ 47.0	$ 9.7	$ 23.6	$ 13.7
Non-cancelable operating lease obligations	5,687.4	1,031.7	1,808.1	2,847.6
Notes payable	308.0	308.0	--	--

Total contractual cash obligations	$6,042.4	$1,349.4	$1,831.7	$2,861.3

        Certain sales contracts of the Company include provisions under which customers would be indemnified by the Company in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to the Company’s products. There are no limitations on the maximum potential future payments under these guarantees. The Company has accrued no amounts in relation to these provisions as no such claims have been made and the Company believes it has valid, enforceable rights to the intellectual property embedded in its products.

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

        A 49 basis-point move in the weighted average interest rates (10% of our weighted average interest rates in 2003) affecting our floating rate financial instruments as of March 31, 2003 would have an immaterial effect on our pretax results of operations over the next fiscal year.

        All of the potential changes noted above are based on sensitivity analyses performed on our balances as of March 31, 2003.

Item 8. Financial Statements and Supplementary Data

TEGAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,

	2003	2002

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$ 912	$ 8,100
Accounts receivable, net of allowances for sale returns and doubtful accounts
of $213 and $399 at March 31, 2003 and 2002, respectively	2,681	2,579
Inventory	7,032	15,577
Prepaid expenses and other current assets	465	1,492

Total current assets	11,090	27,748
Property and equipment, net	4,916	1,382
Intangible assets, net	959	--
Other assets	244	97

Total assets	$ 17,209	$ 29,227

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$ 389	$ 913
Accounts payable	1,923	1,166
Deferred revenue	324	932
Accrued expenses and other current liabilities	3,413	3,921

Total current liabilities	6,049	6,932
Long term portion of capital lease obligations	37	9

Total liabilities	6,086	6,941

Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none
issued and outstanding	--	--
Common stock; $0.01 par value; 35,000,000 shares authorized; 16,091,762
and 14,310,938 shares issued and outstanding at March 31, 2003 and 2002, respectively	161	143
Additional paid-in capital	68,806	67,315
Accumulated other comprehensive income	465	512
Accumulated deficit	(58,309)	(45,684)

Total stockholders' equity	11,123	22,286

Total liabilities and stockholders' equity	$ 17,209	$ 29,227

        See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,

	2003	2002	2001

	(In thousands, except share and per share data)
Revenue	$ 14,100	$ 21,606	$ 38,205
Cost of revenue	14,166	14,930	24,290

Gross profit (loss)	(66)	6,676	13,915

Operating expenses:
Research and development expenses	4,815	5,928	8,939
Sales and marketing expenses	2,922	3,996	5,140
General and administrative expenses	4,814	4,987	7,062

Total operating expenses	12,551	14,911	21,141

Operating loss	(12,617)	(8,235)	(7,226)
Other income (expense), net	(8)	(495)	8,322
Income (loss) before provision for income taxes and cumulative
effect of change in accounting principle	(12,625)	(8,730)	1,096
Provision for income taxes	--	--	25

Income (loss) before cumulative effect of change in accounting principle	(12,625)	(8,730)	1,071
Cumulative effect of change in accounting principle, net of tax of $0	--	--	(372)
Net income (loss)	$(12,625)	$(8,730)	$ 699

Income (loss) per share before cumulative effect of
change in accounting principle:
Basic	$ (0.82)	$ (0.67)	$ 0.09
Diluted	(0.82)	(0.67)	0.08
Cumulative effect of change in accounting principle per share:
Basic	$ --	$ --	$ (0.03)
Diluted	--	--	(0.03)
Net income (loss) per share:
Basic	$ (0.82)	$ (0.67)	$ 0.06
Diluted	(0.82)	(0.67)	0.05
Weighted average shares used in per share computations:
Basic	15,311	13,030	12,499
Diluted	15,311	13,030	12,838

        See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total StockHolders' Equity	Comprehensive Income (Loss)

	(In thousands, except share and per share data)
Balances at March 31, 2000	12,452,744	$124	$64,699	$ 261	$(37,653)	$ 27,431
Common stock issued under option and
stock purchase plans	119,508	2	388	--	--	390
Net income	--	--	--	--	699	699	$ 699
Cumulative translation adjustment	--	--	--	89	--	89	89
Total comprehensive income	--	--	--	--	--	--	$ 788

Balances at March 31, 2001	12,572,252	126	65,087	350	(36,954)	28,609
Common stock issued under option and
stock purchase plans	77,681	1	97	--	--	98
Common stock sold	1,661,005	16	2,131	--	--	2,147
Net loss	--	--	--	--	(8,730)	(8,730)	$(8,730)
Cumulative translation adjustment	--	--	--	162	--	162	162
Total comprehensive loss	--	--	--	--	--	--	$(8,568)

Balances at March 31, 2002	14,310,938	$143	$67,315	$ 512	$(45,684)	$ 22,286
Common stock issued under option and
stock purchase plans	55,412	1	25	--	--	26
Common stock issued for acquisition	1,499,987	15	1,170	--	--	1,185
Common stock issued for services
rendered	225,425	2	102	--	--	104
Warrants and options to purchase common
stock issued for services rendered .	--	--	194	--	--	194
Net loss	--	--	--	--	(12,625)	(12,625)	$(12,625)
Cumulative translation adjustment	--	--	--	(47)	--	(47)	(47)
Total comprehensive loss	--	--	--	--	--	--	$(12,672)

Balances at March 31, 2003	16,091,762	$161	$68,806	$ 465	$(58,309)	$ 11,123

        See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2003	2002	2001

Cash flows from operating activities:	(In thousands)
Net income (loss)	$(12,625)	$(8,730)	$ 699
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	1,043	891	1,362
Allowance for doubtful accounts and for sales return	(186)	272	(322)
Cumulative effect of change in accounting principle	--	--	372
Warrants and options issued for services rendered	143	--	--
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	363	5,361	(1,232)
Inventory	5,328	1,927	(4,961)
Prepaid expenses and other assets	1,004	692	(1,102)
Accounts payable and other current liabilities	(1,054)	(4,016)	2,326

Net cash used in operating activities	(5,984)	(3,603)	(2,858)

Cash flows from investing activities:
Purchases of property and equipment	(295)	(501)	(910)

Business acquisition, net of cash acquired	(184)	--	--

Net cash used in investing activities	(479)	(501)	(910)

Cash flows from financing activities:
Net proceeds from issuance of common stock	21	2,245	390
Borrowings under notes payable	5,590	23,834	40,757
Repayment of notes payable	(6,386)	(26,722)	(37,433)
Repayment of capital lease obligations	(45)	(74)	(104)

Net cash provided by (used in) financing activities	(820)	(717)	3,610

Effect of exchange rates on cash and cash equivalents	95	272	180

Net increase (decrease) in cash and cash equivalents	(7,188)	(4,549)	22
Cash and cash equivalents at beginning of year	8,100	12,649	12,627

Cash and cash equivalents at end of year	$ 912	$ 8,100	$ 12,649

Supplemental disclosures of cash paid during the year for:
Income taxes	$ --	$ --	$ 35

Interest	$ 581	$ 508	$ 557

Supplemental Schedule of Non Cash Investing Activities (amounts in thousands, except shares):

        The Company reclassified finished goods inventory of $3,698 to property and equipment during the quarter ended September 30, 2002 as the systems are being used for customer testing, training and demonstration purposes and the Company does not believe such equipment will be sold in the upcoming twelve months.

        On August 30, 2002, the Company acquired the outstanding capital stock of Sputtered Films, Inc. Consideration totaled $1,560 and consisted of 1,499,987 shares of the Company’s common stock valued at $1,185 and transaction costs of $375. The purchase price was allocated as follows:

Assets acquired:
Current assets	$ 708
Fixed assets	824
Technology	782
Trade name	253

Total assets	2,567
Liabilities assumed:
Current liabilities	(1,007)

Net assets acquired	$ 1,560

        See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data and share
data, unless otherwise noted)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

        Tegal Corporation, a Delaware corporation (“Tegal”), designs, manufactures, markets and services plasma etch and deposition systems that enable the production of integrated circuits (“ICs”), memory and related microelectronics devices used in personal computers, wireless voice and data telecommunications, contact-less transaction devices, radio frequency identification devices (“RFID’s”), smart cards, data storage and micro-level actuators. Etching and deposition constitute two of the principal IC and related device production process steps and each must be performed numerous times in the production of such devices.

        On August 30, 2002, the Company acquired Sputtered Films, Incorporated (“SFI”), a privately held California corporation, pursuant to an Agreement and Plan of Merger dated August 13, 2002. SFI is a leader in the design, manufacture and service of high performance physical vapor deposition sputtering systems for the semiconductor and semiconductor packaging industry. SFI was founded in 1967 with the development of the S-Gun, a core technology of the acquired company (see Note 8).

Basis of Presentation

        The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $12.6 million and $8.7 million for the years ended March 31, 2003 and 2002, respectively, generated negative cash flows from operations of $6.0 million and $3.6 million in these years, and has a cash balance of $0.9 million at March 31, 2003, which raises substantial doubt about its ability to continue as a going concern. The Company’s plans with respect to this matter include (1) the restructuring executed in the third and fourth quarters of fiscal 2003, which further reduced employee headcount, and (2) the restructuring of the Company’s Petaluma facility lease which reduced both available square footage and expected fiscal 2004 payments to the lessor (see note 6). The Company believes the cost reductions, and a projected increase in sales during fiscal 2004 will generate sufficient cash flows to fund its operations through March 31, 2004. However, the projected sales are to a limited number of new and existing customers and are based on internal and customer provided estimates of future demand, not firm customer orders. If the projected sales do not materialize, the Company will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company’s operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to the Company on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

        At March 31, 2003 and 2002, all of the Company’s investments are classified as cash equivalents on the consolidated balance sheet. The investment portfolio at March 31, 2003 and 2002 is comprised of money market funds. At March 31, 2003 and 2002, the fair value of the Company’s investments approximated cost.

Financial Instruments Disclosures

        The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximates fair value due to their relatively short maturity. The Company has foreign subsidiaries which operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company utilizes hedge instruments, primarily forward contracts, to manage its exposure associated with firm third-party transactions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative purposes. Realized and unrealized gains and losses related to forward contracts considered to be effective hedges are deferred until settlement of the hedged items. They are recognized as other gains or losses when a hedged transaction is no longer expected to occur. Realized and unrealized gains and losses on ineffective hedges are recorded to other income (expense). Deferred gains and losses were not significant at March 31, 2003 or 2002. Foreign currency gains and losses included in other income (expense) were not significant for the years ended March 31, 2003, 2002 and 2001 (see note 2).

        At March 31, 2003, the Company had forward exchange contracts maturing at various dates throughout fiscal 2004 to exchange 85.0 million Japanese Yen into $0.7 million. At March 31, 2002, the Company had forward exchange contracts maturing at various dates throughout fiscal 2003 to exchange 255 million Japanese Yen into $1.9 million. The fair value of these instruments was immaterial at March 31, 2003 and 2002.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company’s temporary investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the U.S., Europe, and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of March 31, 2003, one customer accounted for approximately 38 percent of the accounts receivable balance. As of March 31, 2002, two customers accounted for approximately 27 percent and 11 percent of the accounts receivable balance.

Inventory

        Inventory is stated at the lower of cost or market, reduced by provision for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs.

Warranty Costs

        A warranty is provided under the terms of our system contract. Typically, the warranty period is six to 12 months depending on the contract specifications. The Company provides for these costs at the time of revenue recognition based upon prior experience (see Note 2).

Property and Equipment

        Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of the estimated useful life of the improvements or the lease term. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in the results of operations. The Company generally depreciates their assets over the following periods:

Years
Furniture and machinery and equipment	7
Computer and software	3 - 5
Leasehold improvements	5 or remaining lease life

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

Revenue Recognition

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 summarizes certain areas of the Staff’s views in applying generally accepted accounting principles to revenue recognition. Prior to the adoption of SAB 101, the Company recognized revenue from the sales of its products when title passed to the customer, and accrued for the costs of installation and estimated warranty costs. Under the new accounting method adopted retroactively to April 1, 2000, no revenues are recognized until both title and risk of loss have passed to the customer and we defer revenue recognition for new product sales until installation and customer acceptance have occurred. For sales of existing products, upon the transfer of title and risk of loss, revenue is recorded at the lesser of the fair value of the equipment or the contractual amount billable upon shipment. The remainder is recorded as deferred revenue and recognized as revenue upon installation and customer acceptance. Revenue recognition for spare part sales generally occurs upon shipment, which is unchanged under the provisions of SAB 101. Services revenue recognition is also unchanged, with such revenue recognized as the related services are provided, unless services are paid for in advance according to service contracts, in which case revenue is deferred and recognized over the service period using the straight-line method. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

        During the fourth quarter of fiscal 2001, the Company implemented SAB 101, retroactive to the beginning of the fiscal year. This was reported as a cumulative effect of a change in accounting principle as of April 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $372 (net of income taxes of $0), or $0.03 per share, which has been included in income for the year ended March 31, 2001. For fiscal 2000, the Company recognized $478 in revenue that is included in the cumulative effect of the change in accounting principle as of April 1, 2001. The results for the first three quarters of the year ended March 31, 2001 were restated in accordance with SAB 101.

Earnings Per Share

        Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding plus any potentially dilutive securities, except when antidilutive.

Stock-Based Compensation

        The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25.” The Company’s policy is to grant options with an exercise price equal to the closing market price of the Company’s stock on the grant date. Accordingly, no compensation cost for stock option grants has been recognized in the Company’s statements of operations. Additional proforma disclosures assuming the Company applied the fair value method of accounting for employee stock compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” follows.

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

        The following assumptions are included in the estimated grant date fair value calculations for the Company’s stock option awards and Employee Qualified Stock Purchase Plan (“Employee Plan”):

	2003	2002	2001

Expected life (years):
Stock options	4.0	4.0	4.0
Employee plan	0.5	0.5	0.5
Volatility:
Stock options	165%	85%	108%
Employee plan	165%	85%	115%
Risk-free interest rate	2.45%	4.3%	5.5%
Dividend yield	0%	0%	0%

        The weighted average estimated grant date fair value, as defined by SFAS No. 123, for stock option awards granted during fiscal 2003, 2002 and 2001 was $0.62, $1.02 and $2.23 per option, respectively.

        The following table summarizes information with respect to stock options outstanding as of March 31, 2003 (number of shares in thousands):

	Outstanding Options as of March 31, 2003			Options in Which Underlying Shares No Longer Subject to Repurchase Rights		Exercisable at March 31, 2003

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.39 -- $1.50	525	$1.00	8.43	263	$1.33	265	$1.32
$1.51 -- $2.19	380	1.72	9.34	371	1.73	380	1.72
$2.25 -- $3.00	284	2.61	8.68	178	2.65	223	2.62
$3.25 -- $3.25	656	3.25	6.44	656	3.25	656	3.25
$3.38 -- $3.88	225	3.51	9.54	217	3.51	225	3.51
$4.25 -- $4.25	510	4.25	9.61	510	4.25	510	4.25
$4.75 -- $6.88	355	5.62	5.00	342	5.65	353	5.63
$7.68 -- $8.00	19	7.69	6.89	19	7.69	19	7.69
$8.75 -- $8.75	145	8.75	8.35	128	8.88	145	8.75
$12.00 -- $12.00 .	27	12.00	2.98	27	12	27	12.00
$0.39 -- $12.00	3,126	$3.44	7.97	2,711	$3.71	2,803	$3.71

        Compensation cost (included in proforma net income (loss) and net income (loss) per share amounts only) for the grant date fair value, as defined by SFAS No. 123, of the purchase rights granted under the Employee Plan was calculated using the Black-Scholes model and the assumptions outlined above. The weighted average estimated grant date fair values per share, as defined by SFAS No. 123, for rights granted under the employee stock purchase plan during fiscal 2003, 2002 and 2001 were $0.29, $0.47 and $1.29, respectively.

        Had the Company recorded compensation costs based on the estimated grant date fair value (as defined by SFAS 123) for awards granted under its stock option plans and Employee Plan, the Company’s net loss and loss per share would have been increased to the proforma amounts below for the years ended March 31, 2003, 2002 and 2001:

	2003	2002	2001

Proforma net loss	$(12,910)	$(10,077)	$(1,124)
Proforma net loss per share:
Basic and diluted	$(0.84)	$(0.78)	$(0.09)

Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss) for Tegal is attributable to foreign currency translation adjustments. Comprehensive income (loss) is shown in the statement of stockholders’ equity.

New Accounting Pronouncements

        On June 28, 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 146 (“SFAS No. 146”), “Accounting for Exit or Disposal Activities”, effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". A fundamental conclusion reached in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company does not believe that the implementation of this pronouncement will have a material impact on its consolidated financial position, results of operations or cash flows.

        In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. At March 31, 2003, no guarantees were issued by the Company. The Company has accrued warranty costs and included additional disclosures in accordance with FIN 45 in note 2.

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company has not yet determined the impact of adopting EITF No. 00-21 on its consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Costs—Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity’s accounting policy with respect to stock-based employee compensation. The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only alternative of FAS 123. The Company adopted the disclosure provisions of SFAS No. 148 in December 2002.

        The FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”) in January 2003. FIN 46 provides accounting guidance for consolidation of variable interest entities (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to enterprises that have a controlling interest or business or contractual relationship with a VIE. FIN 46 requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. The Company will adopt the provisions of FIN 46 in the quarter ending September 30, 2003. The Company does not expect this pronouncement to have an effect on the Company’s consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of SFAS No. 150 on its financial position and results of operations.

Note 2. Balance Sheet and Income Statement Detail

Inventory consisted of:
	March 31,

	2003	2002

Raw materials	$3,218	$5,430
Work in process	1,937	2,542
Finished goods and spares	1,877	7,605

	$7,032	$15,577

Property and equipment, net, consisted of:

	March 31,

	2003	2002

Machinery and equipment	$4,994	$4,460
Demo lab equipment	5,591	2,251
Computer and software	2,324	2,011
Leasehold improvements	3,509	3,188

	16,418	11,910
Less accumulated depreciation and amortization	(11,502)	(10,528)

	$4,916	$1,382

        Machinery and equipment at March 31, 2003 and 2002, includes approximately $56 and $252, respectively, of assets under leases that have been capitalized. Accumulated amortization for such equipment approximated $13 and $199, respectively.

        A summary of accrued expenses and other current liabilities follows:

	March 31,

	2003	2002

Accrued compensation costs	$756	$686
Income taxes payable	504	512
Product warranty	734	1,205
Other	1,419	1,518

	$3,413	$3,921

        Product warranty and guarantees:

        The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized. The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected. Warranty activity for the years ended March 31, 2003 and 2002 is as follows:

	Year ended March 31,

	2003	2002

Balance at the beginning of the period	$1,205	$1,542
Additional warranty accruals for warranties issued during the year	427	1,511
Changes in accruals related to pre-existing warranties	(203)	--
Settlements made during the year	(695)	(1,848)

Balance at the end of the year	$734	$1,205

        Certain of the Company’s sales contracts include provisions under which customers would be indemnified by the Company in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to the Company’s products. There are no limitations on the maximum potential future payments under these guarantees. The Company has accrued no amounts in relation to these provisions as no such claims have been made and the Company believes it has valid, enforceable rights to the intellectual property embedded in its products

        Other income (expense), net, consisted of the following:

	Year Ended March 31,

	2003	2002	2001

Interest income	$41	$203	$597
Interest expense	(370)	(617)	(731)
Foreign currency exchange gain (loss), net	178	(60)	276
Non-exclusive licensing fees	--	--	8,350
Other	143	(21)	(170)

	$(8)	$(495)	$8,322

Note 3. Earnings Per Share

        SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted net income (loss) per share on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period. All amounts in the following table are in thousands except per share data.

	Year Ended March 31,

	2003	2002	2001

Basic net income (loss) per share:
Income (loss) available to common stockholders	$(12,625)	$(8,730)	$699
Weighted average common shares outstanding	15,311	13,030	12,499
Basic net income (loss) per share	$(0.82)	$(0.67)	$0.06
Diluted net income (loss) per share:
Income (loss) available to common stockholders	$(12,625)	$(8,730)	$699

Weighted average common shares outstanding	15,311	13,030	12,499
Diluted potential common shares from stock options	--	--	339

Weighted average common shares and dilutive potential common shares	15,311	13,030	12,838
Diluted net income (loss) per share	$(0.82)	$(0.67)	$0.05

        Stock options and warrants outstanding at March 31, 2003 of 4,739,559 and at March 31, 2002 of 4,153,413 were excluded from the computations of diluted net income (loss) per share because of their anti-dilutive effect on diluted income (loss) per share.

Note 4. Notes Payable

        In June 2002, the Company replaced its prior line of credit with a line of credit totaling $10 million with a U.S. financial institution. This line of credit is available until July 2004. There was no borrowing on this line of credit as of March 31, 2003. The amount outstanding as of March 31, 2002, under the prior line of credit arrangement, was $0.7 million. The current line bears interest at prime plus 1.0 percent (5.25 percent at March 31, 2003), is secured by a blanket security on all of the Company’s assets, and further limited by the amounts of accounts receivable and inventories on the balance sheet. The line of credit restricts the declaration and payment of cash dividends and includes, among other terms and conditions, requirements that the Company maintain certain levels of tangible net worth. The Company was in compliance with the tangible net worth covenant as of March 31, 2003.

        The Company’s Japanese subsidiary has a line of credit available for a total of 150 million Yen (approximately $1.3 million at exchange rates prevailing on March 31, 2003) collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375 percent as of March 31, 2003) plus 1.0 percent. Outstanding balances on the lines in U.S. dollars as of March 31, 2003 and 2002 were $0.07 and $0.2 million.

        Notes payable as of March 31, 2003 consisted of two outstanding notes to the California Trade and Commerce Agency and to a retiring officer of Sputtered Films, Inc. for $233,000 and $75,000, respectively. These two notes are payable on demand. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75 percent with monthly interest only payments of approximately $4,200 per month. Although the payment deadlines are being met, the note is currently in technical default due to the acquisition of Sputtered Films by Tegal Corporation. The unsecured note from the retiring officer of Sputtered Films, Inc carries an annual interest rate of 10 percent.

Note 5. Income Taxes

        The components of income (loss) before provision for income taxes and cumulative effect of change in accounting principle are as follows:

	Year Ended March 31,

	2003	2002	2001

Domestic	$(12,090)	$(8,280)	$1,447
Foreign	(535)	(450)	(351)

	$(12,625)	$(8,730)	$1,096

        The income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

	Year Ended March 31,

	2003	2002	2001

Income tax provision (benefit) at U.S. statutory rate	$(4,293)	$(2,968)	$373
State taxes net of federal benefit	(419)	(283)	--
Utilization of foreign losses	182	--	209
Reversal of deferred tax assets previously reserved	--	--	160
Utilization of net operating losses and credits	--	--	(643)
Change in valuation allowance	4,042	3,146	(74)
Other	488	105	--

Income tax expense	$--	$--	$25

        The components of deferred taxes are as follows:
	March 31,

	2003	2002

Revenue recognized for tax and deferred for book	$246	$308
Non-deductible accruals and reserves	3,834	3,220
Net operating loss carryforward	14,831	10,978
Credits	2,975	3,346
Uniform capitalization adjustment	644	565
Other	911	983

Total	23,441	19,400
Valuation allowance	(23,441)	(19,400)

Net deferred tax asset	$--	$--

        We have recorded no net deferred tax assets at March 31, 2003 and 2002, respectively. The Company has provided a valuation allowance of $23.4 million and $19.4 million at March 31, 2003 and March 31, 2002, respectively. The valuation allowance is for the net operating loss carryfoward, credits and non-deductible accruals and reserves, for which realization of future benefit is uncertain. The valuation allowance increased by $4.0 million and $3.1 million during the years ended March 31, 2003 and 2001 respectively.

        At March 31, 2003, the Company had federal and state operating loss carryforwards of approximately $40.6 million and $17.7 million, respectively. These net operating loss carryforwards will begin to expire, if not utilized, in the year ending March 31, 2020 and 2006 for federal and state income tax purposes, respectively.

        At March 31, 2003, the Company also had research and experimentation credit carryforwards of $2.3 million and $1.1 million for federal and state income tax purposes, respectively, which begin to expire, if not utilized in the year ending March 31, 2006.

Note 6. Commitments and Contingencies

        The Company has several noncancelable operating leases and capital leases, primarily for general office, production and warehouse facilities, that expire over the next five years. Future minimum lease payments under these leases are as follows:

	Capital Leases	Operating Leases	Operating Leases
Year Ending March 31	As of March 31, 2003		As of June 9, 2003

2004	$12	$2,000	$1,032
2005	14	326	1,011
2006	15	91	797
2007	16	8	734
2008	3	3	751
Thereafter	--	--	1,362

Total minimum lease payments	60	$2,428	$5,687
Less amount representing interest	(13)

Present value of minimum lease payments	47
Less current portion	10

Long term capital lease obligation	$37

        Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases, net of sublease income, was $1.3 million, $1.3 million, and $1.7 million, during the years ended March 31, 2003, 2002 and 2001, respectively.

        The Company signed a new lease agreement dated June 9, 2003 for the manufacturing and corporate office facility in Petaluma, California to occupy 45,064 square feet. The lease expires December 31, 2009. The prior lease for the same facility was due to expire in March 2004. The Company was leasing 120,000 sq. ft. and occupying 80,000 with the balance subleased or available for sublease. The new lease for 45,064 sq. ft. is for the occupied space only and the sub-tenants’ leases have been assigned to the landlord.

Note 7. Restructuring

        During the year ended March 31, 2003, the Company recorded a severance charge of approximately $500 related to staff reductions of 74 employees, of which approximately $300 was classified as cost of sales, $100 as research and development, and $100 as sales, marketing and general and administrative expenses. The Company had an outstanding severance liability of approximately $75 as of March 31, 2003.

        During the year ended March 31, 2002, the Company recorded a charge of approximately $600 related to staff reductions of 55 employees, of which approximately $86 was classified as cost of sales, $231 as research and development, $263 as sales and marketing and $20 as general and administrative expenses. All amounts were paid to the terminated employees as of March 31, 2002.

Note 8. Acquisition and Intangible Assets

        On August 30, 2002, the Company acquired Sputtered Films, Inc., a California corporation (“Sputtered Films”) pursuant to an Agreement and Plan of Merger dated August 13, 2002. Sputtered Films is a leader in the design and manufacture of sputtering equipment for semiconductor, photomask, advanced packaging (including flip chip) and compound semiconductor applications. The acquisition of Sputtered Films secured a source for a complementary deposition technology for the Company’s new materials strategy. The total acquisition cost was $1,560,000, comprised of 1,499,987 shares of the Company’s common stock valued at $1,185,000 and transaction costs of $375,000. The results of Sputtered Films’ operations have been included in the Company’s results commencing on August 31, 2002.

        The purchase price of this acquisition has been allocated to the acquired assets and assumed liabilities on the basis of their fair values as of the date of the acquisition, as determined by an appraisal performed by an independent valuation specialist. The fair value of the assets acquired and liabilities assumed, based on the allocation of the purchase price, is summarized as follows:

Current assets	$708
Property and equipment	824
Technology	782
Trade name	253

Total assets acquired	2,567
Current liabilities	(1,007)

Net assets acquired	$1,560

        The amounts allocated to technology and trade name are amortized on a straight-line basis over estimated useful lives of eight years.

        As of March 31, 2003, intangible assets consisted of the following:

	Gross	Accumulated Amortization	Net
Technology	$782	$57	$725
Trade name	253	19	234

Total	$1,035	$76	$959

        The estimated future amortization expense of intangible assets as of March 31, 2003 is as follows:

2004	$130
2005	130
2006	130
2007	130
2008	130
Thereafter	309

Total	$959

        The following unaudited proforma financial results of Tegal Corporation and Sputtered Films for the year ended March 31, 2003, give effect to the acquisition of Sputtered Films as if the acquisition had occurred on the first day of the periods presented and includes adjustments such as amortization of intangible assets directly attributable to the acquisition, and expected to have a continuing impact on the combined company.

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

        Unaudited Proforma Financial Information (in thousands, except per share amounts):

	Year ended March 31,

	2003	2002

Revenue	$15,764	$25,713
Net loss	$(13,257)	$(11,932)
Net loss per share, basic and diluted	$(0.80)	$(0.82)
Shares used in per share computations:
Basic	16,547	14,530
Diluted	16,547	14,530

Note 9. Sale of Units of Common Stock and Warrants

        In August 2002, the Company granted 62,650 options to purchase shares of the Company’s common stock at an exercise price of $0.83 to consultants for services rendered. The estimated fair value of the vested options for fiscal 2003 amounted to $7 and was recorded as an operating expense. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model:volatility of 85%, term of four years, risk free interest of 3.40% and underlying stock price equal to fair market value at the time of grant.

        During 2003, the Company granted 225,425 shares of common stock to consultants for services rendered. The fair value of such shares, which amounted to approximately $104, was recorded as an operating expense.

        In July 2002, the Company granted 125,000 warrants to purchase shares of the Company’s common stock at an exercise price of $2.00 to a financial institution. The fair value of such warrants, which amounted to approximately $82, was recorded as a debt offering cost and is being amortized over the two-year life of the associated line of credit. The amortization for fiscal 2003 amounted to $32 and was recorded as interest expense. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 85%, term of two years, risk free interest of 4.95% and underlying stock price equal to fair market value at the time of grant.

        In September 2002, the Company granted 350,000 warrants to purchase shares of the Company’s common stock at an exercise price of $1.20 to consultants in lieu of cash payments. The fair value of such warrants, which amounted to approximately $105, was capitalized as a transaction cost under purchase accounting. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 85%, term of four years, risk free interest of 4.95% and underlying stock price equal to fair market value at the time of grant.

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

Note 10. Employee Benefit Plans

Equity Incentive Plan

        Pursuant to the Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”), options and stock purchase rights to purchase 3,500,000 shares of common stock could be granted to management and consultants. The exercise price of options and the purchase price of stock purchase rights generally has been the fair value of the Company’s common stock on the date of grant. At the date of issuance of the stock options, all options are exercisable; however the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment or consulting agreement at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. Incentive stock options are exercisable for up to ten years from the grant date of the option. Nonqualified stock options are exercisable for up to 15 years from the grant date of the option. The Equity Incentive Plan expired in December 1999. Consequently no shares were available for issuance under the Equity Incentive Plan as of March 31, 2003.

1990 Stock Option Plan

        Pursuant to the terms of the Company’s 1990 Stock Option Plan (“1990 Option Plan”), options and stock purchase rights to purchase 550,000 shares of common stock could be granted to employees of the Company or its affiliates. Incentive stock options are exercisable for a period of up to ten years from the date of grant of the option and nonqualified stock options are exercisable for a period of up to ten years and two days from the date of grant of the option. At the date of issuance of the stock options, all options are exercisable; however, the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. The 1990 Option Plan expired on March 10, 2000. Consequently no shares were available for issuance under the 1990 Option Plan as of March 31, 2003.

1998 Equity Participation Plan

        Pursuant to the terms of the Company’s Amended 1998 Equity Participation Plan (“Equity Plan”), which was authorized as a successor plan to the Company’s Equity Incentive Plan and 1990 Option Plan, 2,400,000 shares of common stock may be granted upon the exercise of options and stock appreciation rights or upon the vesting of restricted stock awards. The exercise price of options generally will be the fair value of the Company’s common stock on the date of grant. Options are generally subject to vesting at the discretion of the Compensation Committee of the Board of Directors (the “Committee”). At the discretion of the Committee, vesting may be accelerated when the fair market value of the Company’s stock equals a certain price established by the Committee on the date of grant. Incentive stock options will be exercisable for up to ten years from the grant date of the option. Non-qualified stock options will be exercisable for a maximum term to be set by the Committee upon grant. As of March 31, 2003, 1,042,075 shares were available for issuance under the Equity Plan.

Directors Stock Option Plan

        Pursuant to the terms of the Stock Option Plan for Outside Directors, as amended, (“Directors Plan”), up to 600,000 shares of common stock may be granted to outside directors. Under the Directors Plan, each outside director who was elected or appointed to the Board on or after September 15, 1998 shall be granted an option to purchase 20,000 shares of common stock and on each second anniversary after the applicable election or appointment shall receive an additional option to purchase 20,000 shares, provided that such outside director continues to serve as an outside director on that date. For each outside director, 10,000 shares will vest on the first and second anniversaries of the option grant date, contingent upon continued service as a director. Vesting may be accelerated, at the discretion of the Board, when the fair market value of the Company’s stock equals a certain price set by the Board on the date of grant of the option. The Directors Plan allows for additional grants at the discretion of the Compensation Committee. As of March 31, 2003, 495,000 shares were available for issuance under the Directors Plan.

        The following table summarizes the Company’s stock option activity for the four plans described above and weighted average exercise price within each transaction type for each of the years ended March 31, 2003, 2002 and 2001 (number of shares in thousands):

	2003		2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	2,962	$3.69	2,656	$3.95	3,099	$4.19
Options canceled	(92)	3.76	(206)	4.90	(730)	4.68
Options granted	260	0.67	515	2.83	343	3.00
Options exercised	(4)	0.24	(3)	0.24	(56)	1.71

Options outstanding March 31	3,126	$3.19	2,962	$3.69	2,656	$3.95

At March 31, 2003, the repurchase rights associated with 2,711,440 of the options outstanding had expired.

Employee Qualified Stock Purchase Plan

        The Company has offered an Employee Plan under which rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at the beginning of a six month offering period or at the end of that six month period. Under the Employee Plan, the Company is authorized to issue up to 500,000 shares of common stock. 50,813 common stock shares were purchased in fiscal 2003 and 74,824 common shares were purchased in fiscal 2002. Shares available for future purchase under the Employee Plan were 91,260 at March 31, 2003.

Savings and Investment Plan

        The Company has established a defined contribution plan that covers substantially all U.S. employees who are regularly scheduled to work 20 or more hours per week. Employee contributions of up to four percent of each covered employee’s compensation will be matched by the Company based upon a percentage to be determined annually by the Board. Employees may contribute up to 15 percent of their compensation, not to exceed a prescribed maximum amount. The Company made contributions to the plan of $10, $17 and $25 in the years ended March 31, 2003, 2002 and 2001, respectively.

Note 11. Stockholder Rights Plan

        On June 11, 1996, the Board adopted a Preferred Shares Rights Agreement (“Rights Agreement”) and pursuant to the Rights Agreement authorized and declared a dividend of one preferred share purchase right (“Right”) for each common share of the Company’s outstanding shares at the close of business on July 1, 1996. The Rights are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company in a manner or under terms not approved by the Board. Each Right becomes exercisable to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $45.00 upon certain circumstances associated with an unsolicited takeover attempt and expires on June 11, 2006. The Company may redeem the Rights at a price of $0.01 per Right. The Agreement was amended on January 15, 1999.

Note 12. Segment Information

        The Company’s business is completely focused on one industry segment, the design, manufacturing and servicing of plasma etch systems and deposition systems used in the manufacturing of integrated circuits and related devices.

        The following is a summary of the Company’s operations by geography:

Revenues:	Years Ended March 31,

Sales to customers located in:	2003	2002	2001

United States	$4,864	$7,168	$15,087
Asia, excluding Japan	1,537	3,903	5,612
Japan	2,934	4,094	6,862
Germany	1,851	731	3,998
Italy	353	2,617	2,219
Europe, excluding Germany and Italy	2,561	3,093	4,427

Total sales	$14,100	$21,606	$38,205

	March 31,

	2003	2002

Long-lived assets at year-end:
United States	$5,966	$1,288
Europe	38	53
Japan	82	84
Asia, excluding Japan	33	54

Total long-lived assets	$6,119	$1,479

        The Company’s sales are primarily to domestic and international semiconductor manufacturers. The top five customers accounted for approximately 40 percent, 46 percent and 46 percent of the Company’s total net revenues for the years ended March 31, 2003, 2002 and 2001, respectively. Two customers accounted for 15 percent and 10 percent of the Company’s total net revenues for the year ended March 31, 2003. One customer accounted for 15 percent and two customers accounted for 12 percent each of the Company’s total net revenues for the year ended March 31, 2002. One customer accounted for 13 percent and two customers accounted for 11 percent each of the Company’s total net sales for the year ended March 31, 2001.

Quarterly Results of Operations (Unaudited)

        The following table sets forth our unaudited selected financial data for each of the eight quarterly periods in the two year period ended March 31, 2003. The data for the eight quarterly periods for fiscal year 2003 and 2002 are under SAB 101.

	Three Months Ended

	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001

	(In thousands, except per share data)
Quarterly Financial Data:
Revenue	$4,002	$3,701	$2,675	$3,722	$6,969	$2,369	$4,379	$7,889
Gross profit (loss)	1,275	88	(1,632)	203	1,944	966	1,484	2,282
Net loss	(1,695)	(3,262)	(4,822)	(2,846)	(1,225)	(2,542)	(2,468)	(2,495)
Net loss per share*
Basic	(0.09)	(0.20)	(0.33)	(0.20)	(0.09)	(0.20)	(0.20)	(0.20)
Diluted	(0.09)	(0.20)	(0.33)	(0.20)	(0.09)	(0.20)	(0.20)	(0.20)

_________________

*	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share may not equal the annual net loss per share.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Tegal Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 16(a)(1) present fairly, in all material respects, the financial position of Tegal Corporation and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 16(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has generated negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
June 10, 2003

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is incorporated by reference to our Proxy Statement under the captions “Principal Stockholders”, “Ownership of Stock by Management.”

Item 13. Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference to our Proxy Statement under the caption “Certain Transactions.”

Item 14. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this annual report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 are effective.

(b)

Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 16. Exhibits, Financial Statement Schedule and Reports on Form 8-K

    (a)        The following documents are filed as part of this Form 10-K:

(1) Financial Statements

        The Company’s Financial Statements and notes thereto appear in this Form 10-K according to the following Index of Consolidated Financial Statements:

(2) Financial Statement Schedule
Page
Schedule II-- Valuation and Qualifying Accounts	50

        Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the consolidated financial statements or related notes.

(3) Exhibits

        The following exhibits are referenced or included in this report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Tegal Corporation, SFI Acquisition Corp., Sputtered Films, Inc. and the Shareholder Agent dated as of August 13, 2002 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report filed with the SEC on August 16, 2002)

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibits 3(i).1 and 3(i).2 included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)

3.2	By-laws of Registrant (incorporated by reference to Exhibit 3(ii) included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)

*4.1	Form of Certificate for Common Stock

4.2	First Amendment to Rights Agreement between the registrant and ChaseMellon Shareholder Services, dated as of January 15, 1999 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report filed with the SEC on January 1,1999)

4.3	Rights Agreement between the Registrant and ChaseMellon Shareholder Services dated as of June 11, 1996 (incorporated by reference to Registrant's current report filed with the SEC on June 28, 1996)

**10.1	Employment Agreement between the Registrant and Stephen P. DeOrnellas dated December 16, 1997 (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed with the SEC on May 20, 1998 (Commission File No. 0-26824))

**10.2	Employment Agreement between Registrant and Michael L. Parodi dated as of December 17, 1997 (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed with the SEC on May 20, 1998)

10.3	Form of Unit Purchase Agreement dated December 31, 2001 (incorporated by reference to Exhibit (i) to the Registrant's Quarterly Report filed with the SEC on February 13, 2002)

Exhibit Number	Description
10.4	Form of Warrant (incorporated by reference to Exhibit (ii) to the Registrant's Quarterly Report filed with the SEC on February 13, 2002)

**10.5	Third Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to Exhibit (iv) to the Registrant's Quarterly Report filed with the SEC on February 13, 2002)

10.6	Security and Loan Agreement between Registrant and Silicon Valley Bank dated as of June 26, 2002

10.7	Lease between the Registrant and Jane Crocker, formerly Jane C. Jacobs, as Trustee under the Jane C. Jacobs Trust Agreement dated October 5, 1990 ("Crocker") and Norman E. MacKay ("MacKay") dated as of June 9, 2003

10.8	Security and Loan Agreement [Exim] between Registrant and Silicon Valley Bank dated as of June 26, 2002

10.9	Intellectual Property Security Agreement between Registrant and Valley Bank dated as of June 26, 2002

10.10	Warrant to purchase stock Agreement between Registrant and Silicon Valley Bank dated as of June 26, 2002

10.11	Employment Agreement between the Registrant and Thomas Mika dated August 12, 2002

10.12	Employment Agreement between the Registrant and Carole Anne Demachkie dated August 30, 2002

21	List of Subsidiaries of the Registrant

23.1	Consent of Independent Accountants

24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report)

*	Incorporated by reference to identically numbered exhibits included in Registrant’s Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995.

**     Management contract for compensatory plan or arrangement.

    (c) Reports on Form 8-K.

None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEGAL CORPORATION

By:	/s/ MICHAEL L. PARODI
Michael L. Parodi
Chairman, Presiden t & Chief Executive Officer

Dated: June 27, 2003

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

Signature	Title	Date

/s/ MICHAEL L. PARODI Michael L. Parodi	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	June 27, 2003

/s/ THOMAS R. MIKA Thomas R. Mika	Chief Financial Officer (Principal Financial and Accounting Officer)	June 27, 2003

/s/ EDWARD A. DOHRING Edward A. Dohring	Director	June 27, 2003

/s/ JEFFREY KRAUSS Jeffrey Krauss	Director	June 27, 2003

/s/ DUANE WADSWORTH Duane Wadsworth	Director	June 27, 2003

CERTIFICATIONS

I, Thomas R. Mika, certify that:

1.	I have reviewed this annual report on Form 10-K of Tegal Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

(c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

                                                                                                     /s/ Thomas R. Mika
                                                                                                     Chief Financial Officer

I, Michael L. Parodi, certify that:

1.	I have reviewed this annual report on Form 10-K of Tegal Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

(c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

                                                                               /s/ Michael L. Parodi
                                                                                Chief Executive Officer and President

TEGAL CORPORATION

SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2001, 2002, 2003
Description	Balance At Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance At End of Year

	(In thousands)
Year ended March 31, 2001:
Doubtful accounts	354	24	(11)	(253)	114
Sales returns and allowances	66	298	(51)	(305)	8
Cash discounts	29	25	(2)	(47)	5
Year ended March 31, 2002:
Doubtful accounts	114	216	24	(15)	339
Sales returns and allowances	8	92	--	(57)	43
Cash discounts	5	20	--	(8)	17
Year ended March 31, 2003:
Doubtful accounts	339	64	--	(238)	165
Sales returns and allowances	43	44	--	(65)	22
Cash discounts	17	16	--	(7)	26

INDEX TO EXHIBITS
Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Tegal Corporation, SFI Acquisition Corp., Sputtered Films, Inc. and the Shareholder Agent dated as of August 13, 2002 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report filed with the SEC on August 16, 2002)

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibits 3(i).1 and 3(i).2 included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)

3.2	By-laws of Registrant (incorporated by reference to Exhibit 3(ii) included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)

*4.1	Form of Certificate for Common Stock

4.2	First Amendment to Rights Agreement between the registrant and ChaseMellon Shareholder Services, dated as of January 15, 1999 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report filed with the SEC on January 1,1999)

4.3	Rights Agreement between the Registrant and ChaseMellon Shareholder Services dated as of June 11, 1996 (incorporated by reference to Registrant's current report filed with the SEC on June 28, 1996)

**10.1	Employment Agreement between the Registrant and Stephen P. DeOrnellas dated December 16, 1997 (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed with the SEC on May 20, 1998 (Commission File No. 0-26824))

**10.2	Employment Agreement between Registrant and Michael L. Parodi dated as of December 17, 1997 (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed with the SEC on May 20, 1998)

10.3	Form of Unit Purchase Agreement dated December 31, 2001 (incorporated by reference to Exhibit (i) to the Registrant's Quarterly Report filed with the SEC on February 13, 2002)

10.4	Form of Warrant (incorporated by reference to Exhibit (ii) to the Registrant's Quarterly Report filed with the SEC on February 13, 2002)

**10.5	Third Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to Exhibit (iv) to the Registrant's Quarterly Report filed with the SEC on February 13, 2002)

10.6	Security and Loan Agreement between Registrant and Silicon Valley Bank dated as of June 26, 2002

10.7	Lease between the Registrant and Jane Crocker, formerly Jane C. Jacobs, as Trustee under the Jane C. Jacobs Trust Agreement dated October 5, 1990 ("Crocker") and Norman E. MacKay ("MacKay") dated as of June 9, 2003

10.8	Security and Loan Agreement [Exim] between Registrant and Silicon Valley Bank dated as of June 26, 2002

10.9	Intellectual Property Security Agreement between Registrant and Valley Bank dated as of June 26, 2002

10.10	Warrant to purchase stock Agreement between Registrant and Silicon Valley Bank dated as of June 26, 2002

**10.11	Employment Agreement between the Registrant and Thomas Mika dated August 12, 2002

**10.12	Employment Agreement between the Registrant and Carole Anne Demachkie dated August 30, 2002

21	List of Subsidiaries of the Registrant

23.1	Consent of Independent Accountants

24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report)