Form 10-Q
period 2003-06-30
TEGAL CORP /DE/
filed 2003-08-15
CIK 931059

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                ________________

                                    FORM 10-Q
                                ________________


      (Mark One)

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                ________________


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange List. Yes [ ] No [X]

    As of July 25, 2003, there were 16,099,949 shares of our common stock outstanding.

================================================================================

                       TEGAL CORPORATION AND SUBSIDIARIES

                                      INDEX



                          PART I. FINANCIAL INFORMATION
                                                                                                                               PAGE
ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
             Condensed Consolidated Balance Sheets as of June 30, 2003 and March 31, 2003...................................     3
             Condensed Consolidated Statements of Operations-- for the three months ended June 30, 2003 and 2002............     4
             Condensed Consolidated Statements of Cash Flows-- for the three months ended June 30, 2003 and 2002............     5
             Notes to Condensed Consolidated Financial Statements...........................................................     6
ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS..................................................................................................    11
ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................    13
ITEM 4.      CONTROLS AND PROCEDURES........................................................................................    13

                           PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS...............................................................................................   15
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................................   15
ITEM 5.      OTHER INFORMATION...............................................................................................   15
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K................................................................................   23
SIGNATURES.................................................................................................................     24


                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEGAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                     ASSETS

                                                                                                                 JUNE 30,  MARCH 31,
                                                                                                                   2003      2003
                                                                                                                 -------   --------
Current assets:
  Cash and cash equivalents................................................................................    $    1,162 $     912
  Trade receivables, net...................................................................................         3,975     2,681
  Other receivable.........................................................................................           505        --
  Inventories..............................................................................................         6,163     7,032
  Prepaid expenses and other current assets................................................................           880       465
                                                                                                                ---------  ---------
      Total current assets.................................................................................        12,685    11,090
Property and equipment, net................................................................................         4,628     4,916
Intangible assets, net.....................................................................................           927       959
Other assets...............................................................................................           218       244
                                                                                                               ----------  ---------
      Total assets.........................................................................................    $   18,458 $  17,209
                                                                                                               ==========  =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable............................................................................................    $      472 $     389
   Convertible debentures, net ............................................................................           215        --
  Accounts payable.........................................................................................         2,198     1,923
  Product warranty.........................................................................................           751       734
  Customer deposits........................................................................................           700        --
  Accrued expenses and other current liabilities...........................................................         2,873     2,679
  Deferred revenue.........................................................................................           535       324
                                                                                                                ---------  ---------
      Total current liabilities............................................................................         7,744     6,049
Long-term portion of capital lease obligation..............................................................            36        37
                                                                                                                ---------  ---------
      Total liabilities....................................................................................         7,780     6,086
                                                                                                                ---------  ---------
Stockholders' equity:
  Common stock.............................................................................................           161       161
  Additional paid-in capital...............................................................................        69,651    68,806
  Accumulated other comprehensive income...................................................................           428       465
  Accumulated deficit......................................................................................       (59,562)  (58,309)
                                                                                                                ---------  --------
      Total stockholders' equity...........................................................................        10,678    11,123
                                                                                                                ---------  --------
                                                                                                               $   18,458 $  17,209
                                                                                                                =========  ========

                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                                 THREE MONTHS ENDED
                                                                                                                      JUNE 30,
                                                                                                                 ------------------
                                                                                                                  2003        2002
                                                                                                                  ----        ----
Revenue:
    Product................................................................................................   $    3,542   $  3,295
    Services...............................................................................................          343        427
                                                                                                               ---------    -------
      Total revenue........................................................................................        3,885      3,722
Cost of sales:
    Cost of product........................................................................................        2,492      2,855
    Cost of services.......................................................................................          356        664
                                                                                                               ---------    --------
      Total cost of sales..................................................................................        2,848      3,519
                                                                                                               ---------    -------
      Gross profit.........................................................................................        1,037        203
                                                                                                               ---------    -------
Operating expenses:
  Research and development.................................................................................          703      1,276
  Sales and marketing......................................................................................          612        659
  General and administrative...............................................................................        1,036      1,053
                                                                                                                --------    -------
      Total operating expenses.............................................................................        2,351      2,988
                                                                                                                --------    -------
      Operating loss.......................................................................................       (1,314)    (2,785)
Other income (expense), net................................................................................           60        (61)
                                                                                                                --------    -------
      Net loss.............................................................................................   $   (1,254)  $ (2,846)
                                                                                                                ========    =======
Net loss per share, basic and diluted......................................................................   $    (0.08)  $  (0.20)
                                                                                                                ========    =======
Shares used in per share computations:
  Basic....................................................................................................       16,092     14,311
  Diluted..................................................................................................       16,092     14,311

                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                                 THREE MONTHS ENDED
                                                                                                                      JUNE 30,
                                                                                                                 ------------------
                                                                                                                  2003        2002
                                                                                                                  ----        ----

Cash flows from operating activities:
  Net loss.................................................................................................     $ (1,254)  $ (2,846)
Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization..........................................................................          338        180
    Allowance for doubtful accounts and sales return allowances............................................           60        (19)
      Issuance of options for services rendered............................................................           32         --
    Changes in operating assets and liabilities:
      Receivables..........................................................................................       (1,411)       (11)
      Inventories..........................................................................................          905      1,035
      Prepaid expenses and other assets....................................................................         (166)       507
      Accounts payable.....................................................................................          275         (2)
      Accrued expenses and other liabilities...............................................................          835        (95)
      Deferred revenue.....................................................................................          209       (724)
                                                                                                                 -------    -------
        Net cash used in operating activities..............................................................         (177)    (1,975)
                                                                                                                 -------    -------
Cash flows from investing activities:......................................................................
     Purchases of property and equipment...................................................................          (17)       (18)
                                                                                                                 -------    -------
        Net cash used in investing activities..............................................................          (17)       (18)
                                                                                                                 -------    -------
Cash flows from financing activities:
  Proceeds from the issuance of convertible debentures.....................................................          424         --
  Borrowings under lines of credit.........................................................................          178      2,127
  Repayment of borrowings under lines of credit............................................................          (92)    (2,499)
  Payments on capital lease financing......................................................................           (2)       (21)
                                                                                                                 -------    -------
        Net cash (used in) provided by financing activities................................................          508       (393)
                                                                                                                 -------    -------
Effect of exchange rates on cash and cash equivalents......................................................          (64)        35
                                                                                                                 -------    -------
Net decrease in cash and cash equivalents..................................................................          250     (2,351)
Cash and cash equivalents at beginning of period...........................................................          912      8,100
                                                                                                                 -------    -------
Cash and cash equivalents at end of period.................................................................     $  1,162   $  5,749
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

                       TEGAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1. BASIS OF PRESENTATION:

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2003 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Tegal Corporation (the "Company") for the fiscal year ended March 31, 2003. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of results to be expected for the entire year.

     The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1.3 million and $2.8 million for the periods ended June 30, 2003 and 2002, respectively, generated negative cash flows from operations of $0.2 million and $2.0 million in these periods, and has a cash and cash equivalents balance of $1.2 million at June 30, 2003, which raises substantial doubt about its ability to continue as a going concern. Management believes that its responses to the unfolding business climate, including the recent staff reduction, and the Company's currently available financial resources, including cash on hand, will be adequate to fund operations through fiscal year 2004. The Company raised $0.9 million from the first stage of a private placement of convertible debentures and warrants on June 30, 2003. In addition, the Company expects to complete the second stage of this convertible debt financing in September 2003, contingent upon stockholder approval. The second stage of the financing, involving the private placement of additional convertible debentures and warrants to the same investors as the first stage, if completed, will result in gross proceeds to the Company of $6.2 million. (See
Note 9.) However, there is no assurance that the stockholders of Tegal will approve the second stage of this financing, and there is no assurance, that additional financing, if required, will be available on reasonable terms or at all.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company's temporary investments are invested in highly liquid money market funds. The Company's accounts receivable are derived primarily from sales to customers located in the U.S., Europe, and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of June 30, 2003 and June 30, 2002 one customer accounted for approximately 49 percent and 15 percent, respectively, of the accounts receivable balance.

    During the quarter ended June 20, 2003 one customer accounted for 49 percent of total revenues. During the quarter ended June 20, 2002 two customers accounted for 21 percent and 10 percent of total revenues.

2. INVENTORIES:

    Inventories consisted of:

                                                          JUNE 30,    MARCH 31,
                                                            2003        2003
                                                         ---------   ----------
    Raw materials.....................................   $   3,072  $   3,218
    Work in progress..................................       1,466      1,937
    Finished goods and spares.........................       1,625      1,877
                                                          --------   --------
                                                         $   6,163  $   7,032
                                                          ========   ========

3. PRODUCT WARRANTY:
    The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized. The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from estimates, revisions to the estimated warranty liability may be required.

    Warranty activity for the three-month period ended June 30, 2003 and 2002 was:

                                                                                         WARRANTY ACTIVITY  WARRANTY ACTIVITY
                                                                                           FOR THE THREE      FOR THE THREE
                                                                                            MONTHS ENDED       MONTHS ENDED
                                                                                           JUNE 30, 2003      JUNE 30, 2002
                                                                                           -------------      -------------
      Balance at the beginning of the period...........................................     $     734          $   1,205
      Additional warranty accruals for warranties issued during the period.............           120                167
      Accruals related to pre-existing warranties......................................            --                 --
      Settlements made during the period...............................................          (103)              (234)
                                                                                             --------           --------
      Balance at the end of the period.................................................     $     751          $   1,138
                                                                                             ========           ========

    Certain of the Company's sales contracts include provisions under which customers would be indemnified by the Company in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to the Company's products. There are no limitations on the maximum potential future payments under these guarantees. The Company has accrued no amounts in relation to these provisions as no such claims have been made and the Company believes it has valid, enforceable rights to the intellectual property embedded in its products.

4. NET LOSS PER COMMON SHARE:

     Basic  earnings  per share  ("EPS") is  calculated  by dividing  net income
(loss) for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the number of additional common shares that would have been outstanding if the dilutive potential common shares ("common stock equivalents") had been issued.

     Common stock equivalents for the three months ended June 30, 2003 and 2002 were 3,235,736 and 31,898, respectively, and have been excluded from shares used in calculating diluted loss per share because their effect would be antidilutive. The common stock equivalents for the three months ended June 30, 2003 included 3,186,657 of potential dilutive shares arising from the first step of the convertible debenture financing, assuming conversion of the debentures into common shares and exercise of related warrants. (See Note 9.)

5. STOCK-BASED COMPENSATION:

     The Company accounts for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and related interpretations. Under APB No. 25, compensation cost is equal to the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. SFAS No. 123, Accounting for Stock-based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and related SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.


     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                                                                                       THREE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                       ------------------
                                                                                      2003           2002
                                                                                      ----           ----
     Net loss as reported....................................................      $     (1,254)  $    (2,846)
     Add:  Stock-based employee compensation expense included in
         reported net loss, net of related tax effects.......................                --           --
     Deduct:  Total stock-based employee compensation expense                               (36)         (101)
         determined under fair value method for all awards, net of tax.......
     Proforma net loss.......................................................     $      (1,290) $     (2,947)
                                                                                   ============   ===========
     Basic net loss per share:...............................................
     As reported.............................................................             (0.08)        (0.20)
                                                                                   ============   ===========
     Proforma................................................................             (0.08)        (0.21)
                                                                                   ============   ===========

     The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and related interpretations, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation and SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure. The disclosure provisions of SFAS No. 123 and SFAS No. 148 require judgments by management as to the estimated lives of the outstanding options. Management has based the estimated life of the options on historical option exercise patterns. If the estimated life of the options increases, the valuation of the options will increase as well.

     In June 2003, the Company issued stock options to purchase 300,000 shares of the Company's common stock to the landlord of its Petaluma facility, as part of a new lease agreement, and options to purchase 60,000 shares of the Company's common stock to a service provider for services rendered. The options to the landlord were valued at $0.1 million (included in other assets as of June 30, 2003) using the Black-Scholes model and the value of the option was expensed immediately. The deferred charge associated with the landlord's options is being amortized to operating expense over the life of the new lease of seven years. Expense related to both of these transactions for the quarter ended June 30, 2003 amounted to thirty-two thousand dollars.

6. LINES OF CREDIT:

     On June 30, 2003 the Company entered into an Amended Letter Agreement and Subordination Agreement with Silicon Valley Bank, which subordinated the bank's interest in Tegal's intellectual property to the investors in the Convertible Debt Financing (See Note 9). The Company agreed not to request, until such time as the investors' security interest in the intellectual property was terminated, any loan, letter of credit, foreign exchange forward contract, cash management service or credit accommodation under the Company's current line of credit with Silicon Valley Bank. At June 30, 2003, the Company had no amounts outstanding under this domestic line of credit, which had been collateralized by substantially all of the Company's domestic assets and which was further limited by the amounts of accounts receivable and inventories on the balance sheet. The facility had a maximum borrowing capacity of $10.0 million, and bore interest at prime plus 1.0 percent, or 5.25 percent as of June 30, 2003. The Company is currently negotiating with Silicon Valley Bank to modify this line of credit to allow renewed borrowing at substantially the same terms and conditions, but including the receivables of its Japanese subsidiary.

     As of June 30, 2003, the Company's Japanese subsidiary had approximately $0.2 million outstanding under its bank line of credit which is collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375 percent as of June 30, 2003) plus 1.0 percent, has a renewal date of September 30, 2003, and has a total capacity of 150 million yen (approximately $1.3 million at exchange rates prevailing on June 30, 2003).

     Notes payable as of June 30, 2003 consisted of two outstanding notes, including one to the California Trade and Commerce Agency and another to a retiring officer of Sputtered Films, Inc. for $0.2 million and $0.1 million, respectively. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75 percent with monthly interest only payments of approximately forty-two hundred dollars per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation. The unsecured note from the retiring officer of Sputtered Films, Inc. carries an annual interest rate of
10.0 percent.

     The Company also entered into a Convertible Debenture Financing, which is described in Note 9 to the financial statements.

7. COMPREHENSIVE INCOME (LOSS):

    The components of comprehensive loss for the three-month periods ended June 30, 2003 and 2002 are as follows:

                                                                                                  THREE MONTHS
                                                                                                      ENDED
                                                                                                    JUNE 30,
                                                                                                    --------
                                                                                                  2003     2002
                                                                                                  ----     ----
                  Net loss..................................................................   $  1,254  $  2,846
                  Foreign currency translation adjustment...................................         37       (62)
                                                                                                -------   -------
                                                                                               $  1,291  $  2,784
                                                                                                =======   =======

8. ACQUISITION:

     On August 30, 2002, the Company acquired Sputtered Films, Inc., a California corporation ("Sputtered Films") pursuant to an Agreement and Plan of Merger Agreement dated August 13, 2002. Sputtered Films is a leader in the design and manufacture of sputtering equipment for semiconductor, photomask, advanced packaging (including flip chip) and compound semiconductor applications. The acquisition of Sputtered Films secured a source for a complementary deposition technology for The Company's new materials strategy.

     The following unaudited proforma financial results of Tegal Corporation and Sputtered Films for the three months ended June 30, 2002 give effect to the acquisition of Sputtered Films as if the acquisition had occurred on the first day of the quarter ended June 30, 2002 and includes adjustments such as amortization of intangible assets directly attributable to the acquisition, and expected to have a continuing impact on the combined company.

     The unaudited proforma financial results for the quarter ended June 30, 2002 are provided for comparative purposes only and are not necessarily indicative of what the Company's actual results would have been had the forgoing transaction been consummated on April 1, 2002, nor does it give effect to the synergies, cost savings and other charges expected to result from the acquisition. Accordingly, the proforma financial results do not purport to be indicative of the Company's results of operations as of the date hereof or for any period ended on the date hereof or for any other future date or period.

     Unaudited actual and proforma financial Information (in thousands, except share and per share amounts):

                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                                ------------------
                                                                                 2003         2002
                                                                                --------    ------
                                                                                           (PROFORMA)
                                                                                            --------
               Revenue....................................................   $     3,885  $     5,306
               Net loss...................................................        (1,254)      (2,990)
               Net loss per share, basic and diluted......................         (0.08)       (0.19)
               Shares used in per share computations:
                  Basic & diluted.........................................        16,092       15,811

9.       CONVERTIBLE DEBENTURE FINANCING:

     On June 30, 2003, the Company signed definitive agreements with investors to raise up to $7.2 million in a private placement of convertible debt financing to be completed in two steps. The first step, which closed on June 30, 2003, involved the sale of debentures in the principal amount of $0.9 million. The Company received $0.4 million in cash on June 30, 2003 and the remaining balance of $0.5 million on July 1, 2003 which was recorded as other receivable as of June 30, 2003. The closing of the second step, which will make available the balance of the financing of approximately $6.2 million, is contingent upon stockholder approval.

     The debentures agreement includes a Material Adverse Change ("MAC") clause, which allows the debenture holders to demand the immediate payment of all outstanding balances upon the debenture holders' determination of the occurrence of deemed material adverse changes to the Company's financial condition, business or operations as determined by the debenture holders. Potential material adverse changes that may cause the Company to default on the debentures include any significant adverse effect on the Company's financial condition arising from an event not previously disclosed in the Company's filings with the Securities and Exchange Commission ("SEC") such as a significant litigation judgment against the Company, bankruptcy, termination of the majority of the Company's customer relationships or failure to obtain stockholder approval for the second step of the debenture financing. The MAC clause is effective until the conversion of all outstanding debentures.

         As a result of the MAC clause, the debentures are classified as a current liability.

     The Company is obligated to use reasonable efforts to register the shares issuable upon the conversion of the debentures and exercise of warrants. The Company would be subject to liquidated damages equal to a monthly 1.5% of the aggregate amount of the debentures in case the Company did not use reasonable efforts to cause a registration statement to be filed with the SEC by July 30, 2003. Such registration statement was filed with the SEC on July 29, 2003.

     The Company is required to pay a cash fee of up to 6.65% of the gross proceeds of the debentures to certain financial advisors upon the closing of the second step of the debenture financing which is contingent upon stockholder approval.

     The debentures accrue interest at the rate of 2% per annum and are convertible at the rate of $0.35 per share. The first step financing of $0.9 million is convertible into 2,655,554 shares of the Company's common stock. The closing price of the Company's common stock on June 30, 2003, the closing date for the first step, was $0.55. Therefore, a beneficial conversion feature exists which has been accounted for under the provisions of EITF 00-27, Application of Issue 98-5 to Certain Convertible Instruments.

     In addition, the debenture holders were granted warrants to purchase 531,103 shares of the Company's common stock at an exercise price of $0.50. The warrants expire after eight years. The warrants were valued using the Black-Scholes model with the following variables: fair value of common stock of $0.35, volatility of 37% and risk-free interest rate of 2.5%.

     The relative fair value of the warrants of $0.06 million has been classified as equity because it meets all the equity classification criteria of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

     The following table presents the amounts allocated to the beneficial conversion feature and warrants and remaining balance of debt after accounting for these two equity instruments (in thousands):

     Debentures - principal amount..............................   $       929
     Beneficial conversion feature (included in equity) ........          (653)
     Warrants (included in equity)..............................           (61)
     Net amount of debentures (classified as short term debt: ..   $       215


      The issuance costs associated with the debentures amounted to $0.13 million and have been recorded as a short-term asset to be amortized over the life of the debt.

      The value of the beneficial conversion feature, warrants and debt issuance costs will be amortized as interest expense over the life of the debt using the effective interest method. Such amortization will accelerate if the Company repays the debt early, if the material adverse change clause is invoked or if it is deemed that such invocation is probable given the presence of negative factors or if the debt is converted into common stock. The Company will assess the probability of the occurrence of the material adverse change clause on a quarterly basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information herein contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect,"
"anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for our products, our quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, the cyclicality of the semiconductor industry, impediments to customer acceptance, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in our SEC reports. For further information, refer to the business description and risk factors sections included in our Form 10-K for the year ended March 31, 2003 and the risk factors section included in this Form 10-Q (Part II, Item 5) as filed with the SEC.


RESULTS OF OPERATIONS

     Tegal designs, manufactures, markets and services plasma etch and deposition systems that enable the production of integrated circuits ("ICs"), memory and related microelectronics devices used in personal computers, wireless voice and data telecommunications, contact-less transaction devices, radio frequency identification devices ("RFID's"), smart cards, data storage and micro-level actuators. Etching and deposition constitute two of the principal IC and related device production process steps and each must be performed numerous times in the production of such devices.

    The following table sets forth certain financial items as a percentage of revenue for the three-month period ended June 30, 2003 and 2002:

                                                                                           THREE MONTHS
                                                                                               ENDED
                                                                                             JUNE 30,
                                                                                             --------
                                                                                         2003      2002
                                                                                         ----      ----
                     Revenue:
                        Product revenue.............................................      91.2%     88.5%
                        Services revenue............................................       8.8      11.5
                                                                                         -----     -----
                           Total revenue............................................     100.0     100.0
                     Cost of sales:
                        Cost of product.............................................      64.1      76.7
                        Cost of services............................................       9.2      17.8
                                                                                         -----     -----
                           Total cost of sales......................................      73.3      94.5
                                                                                         -----     -----
                        Gross profit................................................      26.7       5.5
                     Operating expenses:
                        Research and development....................................      18.1      34.3
                        Sales and marketing.........................................      15.8      17.7
                        General and administrative..................................      26.8      28.3
                                                                                         -----     -----
                           Total operating expenses.................................      60.7      80.3
                                                                                         -----     -----
                              Operating loss........................................     (34.0)    (74.8)
                     Other income (expense), net....................................       1.5      (1.7)
                                                                                         -----     -----
                              Net loss..............................................     (32.5)    (76.5)
                                                                                         =====     =====

    Product Revenue. Revenue for the three months ended June 30, 2003 was $3.5 million, an increase of $0.2 million or 7.5% over the comparable period in 2002. The increase for the three months ended June 30, 2003 was principally due to the sale of three fewer 900 series systems offset by one more 6500 series system over the same period in the prior year.

    Services Revenue. Revenue from service sales was $0.3 million for the three month period ended June 30, 2003, down slightly from $0.4 million for the three month period ended June 30, 2002, which we believe is a result of customers' continued decreased utilization of Tegal's etch systems during the current industry downturn.

    International sales as a percentage of our revenue were approximately 82% and 74% for the three months ended June 30, 2003 and 2002, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

    Gross profit. Gross profit as a percentage of revenue (gross margin) was 27% and 6% for the three months ended June 30, 2003 and 2002, respectively. The increase in gross margin for the three months ended June 30, 2003, compared to the same period in the prior year, was principally attributable to the decreased overhead spending as a result of our continued cost cutting initiatives.

    Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $0.7 million and $1.3 million for the three months ended June 30, 2003 and 2002, respectively, representing 18% and 34% of revenue, respectively. The decrease in research and development spending is due to the completion and implementation of specific projects and the continued cost reduction efforts.

    Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were relatively flat year over year at $0.6 million and $0.7 million for the three months ended June 30, 2003 and 2002, respectively, representing 16% and 18% of revenue, respectively.

    General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses remained relatively flat year-to-year at $1.0 million and $1.1 million for the three months ended June 30, 2003 and 2002, respectively, representing 27% and 28% of revenue, respectively.

    Other income (expense), net. Other income (expense), net consists primarily of interest expense on the domestic line of credit offset by interest income on outstanding cash balances, and gains and losses on foreign exchange.

LIQUIDITY AND CAPITAL RESOURCES

     For the three-month periods ended June 30, 2003 and 2002, we financed our operations through the use of outstanding cash balances and borrowings against our promissory note borrowing facilities in Japan, as well as our domestic line of credit.

     Net cash used in operations was $0.2 million during the three months ended June 30, 2003, due principally to a net loss of $0.9 million after deduction of depreciation and amortization, an increase in accounts receivable and prepaid assets, offset in part by a decrease in inventories, and an increase in accounts payable, other accrued liabilities and deferred revenue.

     Capital expenditures were negligible for the three months ended June 30, 2003 and 2002.

     Net cash received from financing activities totaled $0.5 million for the three months ended June 30, 2003 and was primarily related to the proceeds from the initial sale of convertible debentures on June 30, 2003. The decrease for the three months ended June 30, 2002 was due principally to decreased borrowing against the line of credit.

     On June 30, 2003 the Company entered into an Amended Letter Agreement and Subordination Agreement with Silicon Valley Bank, which subordinated the bank's interest in Tegal's intellectual property to the investors in the Convertible Debt Financing (See Note 9). The Company agreed not to request, until such time as the investors' security interest in the intellectual property was terminated, any loan, letter of credit, foreign exchange forward contract, cash management service or credit accommodation under the Company's current line of credit with Silicon Valley Bank. At June 30, 2003, the Company had no amounts outstanding under this domestic line of credit, which had been collateralized by substantially all of the Company's domestic assets and which was further limited by the amounts of accounts receivable and inventories on the balance sheet. The facility had a maximum borrowing capacity of $10.0 million, and bore interest at prime plus 1.0 percent, or 5.25 percent as of June 30, 2003. The Company is currently negotiating with Silicon Valley Bank to modify this line of credit to allow renewed borrowing at substantially the same terms and conditions, but including the receivables of its Japanese subsidiary.

     As of June 30, 2003, the Company's Japanese subsidiary had approximately $0.2 million outstanding under its bank line of credit which is secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375 percent as of June 30, 2003) plus 1.0 percent, has a renewal date of September 30, 2003, and has a total capacity of 150 million yen (approximately $1.3 million at exchange rates prevailing on June 30, 2003).

     Notes payable as of June 30, 2003 consisted of two outstanding notes, including one to the California Trade and Commerce Agency and another to a retiring officer of Sputtered Films, Inc. for $0.2 million and $0.1 million, respectively. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75 percent with monthly interest only payments of approximately forty-two hundred dollars per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation. The unsecured note from the retiring officer of Sputtered Films, Inc. carries an annual interest rate of
10.0 percent.

     The Company also entered into a Convertible Debenture Financing, which is described in Note 9 to the financial statements. The convertible debentures include a material adverse change clause which allows the debenture holders to demand the immediate payment of all outstanding balances upon the debenture holders' determination of the occurrence of deemed material adverse changes to our financial condition, business or operations as determined by the debenture holders based on required financial reporting and other criteria. Potential material adverse changes causing us to default on the Debentures may include any significant adverse effect on our financial condition arising from an event not previously disclosed in our SEC filings such as a significant litigation judgment against Tegal, bankruptcy, termination of the majority of our customer relationships, or failure to obtain stockholder approval of a second closing of the sale of an additional $6.2 million principal amount of our 2% Convertible Secured Debentures Due 2011 and warrants.

     The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1.3 million and $2.8 million for the periods ended June 30, 2003 and 2002, respectively, generated negative cash flows from operations of $0.2 million and $2.0 million in these periods, and has a cash and cash equivalents balance of $1.2 million at June 30, 2003, which raises substantial doubt about its ability to continue as a going concern. In addition, our auditors have included a going concern uncertainty explanatory paragraph in their latest auditors' report dated June 10, 2003, which is included in our 10-K for the year ended March 31, 2003. Management believes that its responses to the unfolding business climate, including the recent staff reduction, and the Company's currently available financial resources, including cash on hand, will be adequate to fund operations through fiscal year 2004. The Company raised $0.9 million from the first stage of a private placement of convertible debentures and warrants on June 30, 2003. In addition, the Company expects to complete the second stage of this convertible debt financing in August 2003, contingent upon stockholder approval. The second stage of the financing, involving the private placement of additional convertible debentures and warrants to the same investors as the first stage, will result in gross proceeds to the Company of $6.2 million. (See Note 9.) There is no assurance, however, that the stockholders of Tegal will approve the second stage of this financing, and there is no assurance, that additional financing, if required, will be available on reasonable terms or at all.


     For more information on our capital resources, see "Risk Factors" in Part II, Item 5.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our cash equivalents are principally comprised of money market accounts. As of June 30, 2003, we had cash and cash equivalents of $1.2 million. These accounts are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure.

     We have foreign subsidiaries that operate and sell our products in various global markets. As a result, our cash flow and earnings are exposed to fluctuations in interest and foreign currency exchange rates. We attempt to limit these exposures through the use of various hedge instruments, primarily forward exchange contracts and currency option contracts (with maturities of less than three months) to manage our exposure associated with firm commitments and net asset and liability positions denominated in non-functional currencies. There have been no material changes regarding market risk since the disclosures made in our Form 10-K for the fiscal year ended March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such  information is accumulated  and  communicated  to our management,
including  our  Chief  Executive  Officer  and  Chief  Financial   Officer,   as
appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and, in reaching reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On March 17, 1998, Tegal filed suit in the United States District Court in the Eastern District of Virginia against Tokyo Electron America, Inc. and several of its affiliated companies (the "TEA case") alleging that TEL's 65DI and 85DI IEM etch equipment infringe certain of Tegal's patents. The TEA case was tried in the District Court in May 1999, and on August 31, 1999, the Court found both patents-in-suit valid, and found that TEA had willfully infringed our `223 dual-frequency triode etcher patent. The District Court enjoined TEA from further sales or service of its IEM etchers. In addition, the District Court ordered TEA to pay attorney's fees and court costs to Tegal. On appeal, the Federal Circuit affirmed the District Court's findings of infringement and the interpretations of the `223 patent on which those findings were made, but reversed certain findings relating to TEA's defense of anticipation. As a result, the Federal Circuit vacated the judgment and the injunction and remanded the case for further consideration of the anticipation defense. Further proceedings before the District Court to address TEA's anticipation defense have yet to be scheduled. In a separate but related action against Tokyo Electron Limited (the "TEL case") concerning a later generation of etchers known as the Advanced IEM or AIEM, the United States District Court for the Eastern District of Virginia granted summary judgment of non-infringement for TEL on August 7, 2000 and entered judgment for TEL on September 11, 2000. On February 1, 2002, the Federal Circuit affirmed the District Court's decision on summary judgment that the AIEM does not infringe the `223. The Federal Circuit's decision in the TEL case is now final. Although many issues have now been fully resolved in the litigation against the Tokyo Electron entities as reported above, further proceedings in the TEA case are still pending. Thus, we cannot assure you at this stage of the ultimate outcome of these litigations or of the effect of any such outcome on our business.


    On September 1, 1999, the Company filed a patent infringement action against Lam Research Corporation (the "Lam case"), asserting infringement of two of Tegal's patents directed to dual frequency plasma processing technologies (the "`618 and the `223 patents"). Tegal sought injunctive relief barring Lam from manufacturing, selling and supporting products that incorporate its patented technology. The Company further sought enhanced damages for willful infringement of its patents. The suit was initially filed in United States District Court for the Eastern District of Virginia, but was transferred by that court to the United States District Court of the Northern District of California. Following an adverse decision from the United States Court of Appeals for the Federal Circuit in a prior case against Tokyo Electron Limited, Tegal voluntarily dismissed the '223 patent from the Lam case. A Markman hearing was held on the '618 patent in July 2002, and in September 2002 the Court issued a claim interpretation ruling in which it determined that the claim term "low frequency" means "less than approximately 1Mhz." In October 2002, Lam filed a motion for summary judgment of non-infringement of the '618 patent. On January 14, 2003, after modifying its original Markman ruling and further interpreting "low frequency" to have an upper limit of 1.4 Mhz, the Court granted Lam's motion for summary judgment of noninfringement of the '618 patent. Thereafter, Lam sought to pursue a counterclaim alleging that the case ought to be deemed "exceptional" under 28 U.S.C. ss. 285, thus justifying an award of attorney's fees in its favor. On June 13, 2003, the Court issued an order finding that the case is not "exceptional" and declining to award Lam its attorney's fees. Neither party has appealed any of the rulings made by the District Court and the time to file appeals has now run. Thus, the outcome of the litigation is now final.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
On June 30, 2003, the Company closed a private placement in which it sold to accredited investors $0.9 million principal amount of its 2.0% Convertible Secured Debentures Due 2011 and warrants initially exercisable for 531,111 shares of common stock. The Debentures and accrued interest thereon are convertible into shares of the Company's common stock at a price of $0.35 per share. The warrants have an exercise price of $0.50 per share and expire June 30, 2011. The sale and issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering. The Company intends to use the net proceeds from these securities for general corporate purposes. In June 2003, the Company issued stock options to purchase 300,000 shares of the Company's common stock to the landlord of its Petaluma facility, as part of a new lease agreement, and options to purchase 60,000 shares of the Company's common stock to a service provider for services rendered. The options to the landlord were valued at $0.1 million included in other assets using the Black-Scholes model. The issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering. The Company intends to use the net proceeds from these securities for general corporate purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 28, 2003 at a special meeting of our stockholders, our board of directors was granted the authority to effect a reverse split of our common stock within a range of two-for-one to fifteen-for-one. Please refer to our Proxy Statement filed on Schedule 14-A on

April 3, 2003 for a description of the matter voted upon at the meeting. There were present at the meeting, in person or by proxy, the holders of 13,876,204 shares of common Stock of the Company, representing 86% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote. The votes were tallied as follows:

   For............................................................   12,415,043
   Against........................................................    1,440,791
   Abstain........................................................       20,370
   Broker Non Vote................................................            0


ITEM 5. OTHER INFORMATION

     In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the "Act"), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of PricewaterhouseCoopers LLP for the following non-audit services: the preparation of federal and state income tax returns.

     On September 6, 2002, we received notification from Nasdaq that for the 30 days prior to the notice, the price of our common stock had closed below the minimum $1.00 per share bid price requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the "Rule"), and were provided 90 calendar days, or until December 5, 2002, to regain compliance. Our bid price did not close above the minimum during that period. On December 6, 2002, we received notification from Nasdaq that our securities would be delisted from The Nasdaq National Market, the exchange on which our stock was listed prior to May 6, 2003, on December 16, 2002 unless we either (i) applied to transfer our securities to The Nasdaq SmallCap Market, in which case we would be afforded additional time to come into compliance with the minimum $1.00 bid price requirement; or (ii) appealed the Nasdaq staff's determination to the Nasdaq's Listing Qualifications Panel (the "Panel"). On December 12, 2002 we requested an oral hearing before the Panel and such hearing took place on January 16, 2003 in Washington, D.C. Our appeal was based, among other things, on our intention to seek stockholder approval for a reverse split of our outstanding common stock. On April 28, 2003 at a special meeting of our stockholders, our board of directors was granted the authority to effect a reverse split of our common stock within a range of two-for-one to fifteen-for-one. The timing and ratio of a reverse split, if any, is at the sole discretion of our board of directors. On May 6, 2003, we transferred the listing of our common stock to the Nasdaq SmallCap Market. In connection with this transfer, Nasdaq granted us an extension until September 2, 2003, to regain compliance with the Rule's minimum $1.00 per share bid price requirement for continued inclusion on the Nasdaq SmallCap Market (which may be further extended to December 1, 2003 so long as the company continues to meet other continued listing requirements).

         If we are out of compliance in the future with Nasdaq listing requirements, we may take actions in order to achieve compliance, which actions may include a reverse split of our common stock. If an initial delisting decision is made by the Nasdaq's staff, we may appeal the decision as permitted by Nasdaq rules. If we are delisted and cannot obtain listing on another major market or exchange, our stock's liquidity would suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock's trading price. Delisting also may restrict us from issuing additional securities or securing additional financing.

RISK FACTORS

WE HAVE INCURRED OPERATING LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE; OUR PLANS TO MAINTAIN AND INCREASE LIQUIDITY MAY NOT BE SUCCESSFUL; OUR AUDITORS' REPORT INCLUDES A GOING CONCERN UNCERTAINTY EXPLANATORY PARAGRAPH.

         We incurred net losses of $12.6 million and $8.7 million for the years ended March 31, 2003 and 2002, respectively, and generated negative cash flows from operations of $6.0 million and $3.6 million in these respective years. In addition, we continue to generate losses and negative cash flows from operations through June 30, 2003. These factors raise substantial doubt as to our ability to continue as a going concern, and our auditors have included a going concern uncertainty explanatory paragraph in their latest auditors' report dated June 10, 2003 which is included in our 10-K for the year ended March 31, 2003. Our plans to maintain and increase liquidity include the restructuring executed during fiscal 2002 and 2003, which reduced headcount from 155 employees to 81 employees and has reduced our cost structure entering fiscal 2004. We believe the cost reduction and a projected increase in sales during fiscal 2004 will generate sufficient cash flows to fund our operations through March 31, 2004. However, these projected sales are to a limited number of new and existing customers and are based, for the most part, on internal and customer provided estimates of future demand, not firm customer orders. If the projected sales do not materialize, we will need to reduce expenses further and raise additional  capital  through  the  issuance  of debt or  equity  securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

OUR DEBENTURES INCLUDE A MATERIAL ADVERSE CHANGE CLAUSE.

         As disclosed in our Current Report on Form 8-K filed with the SEC on June 2, 2003, our 2% Convertible Secured Debentures Due 2011 that we sold on June 30, 2003 include a material adverse change clause. This material adverse change clause allows the debenture holders to demand the immediate payment of all outstanding balances upon the debenture holders' determination of the occurrence of deemed material adverse changes to our financial condition, business or operations as determined by the debenture holders based on required financial reporting and other criteria. Potential material adverse changes causing us to default on the Debentures may include any significant adverse effect on our financial condition arising from an event not previously disclosed in our SEC filings such as a significant litigation judgment against Tegal, bankruptcy, termination of the majority of our customer relationships, or failure to obtain stockholder approval of a second closing of the sale of an additional $6.2 million principal amount of our 2% Convertible Secured Debentures Due 2011 and warrants. As of July 31, 2003, $0.9 million principal amount of our 2% Convertible Secured Debentures Due 2011 plus accrued interest could be demanded for immediate payment by the Debenture holders upon such an event of default. In the event of such a demand, Tegal would need to pursue additional funding for repayment of such amount, or risk insolvency.

THE CONVERSION OF OUR CONVERTIBLE SECURITIES, THE EXERCISE OF OUTSTANDING WARRANTS, OPTIONS AND OTHER RIGHTS TO OBTAIN ADDITIONAL SHARES COULD DILUTE THE VALUE OF THE SHARES.



         As of August 1, 2003, there are Debentures convertible into 2,655,554 shares of our common stock (all of which are based on a conversion price of $0.35 per share and a cash payment in lieu of any fractional share), warrants exercisable for approximately 2,229,653 shares of our common stock and options exercisable for approximately 1,474,725 shares of our common stock. If we obtain stockholder approval of the sale of an additional $6.2 million principal amount of our Debentures and warrants, these additional Debentures will be initially convertible into 17,815,714 shares of common stock, and the additional warrants will be exercisable for 3,563,143 shares of common stock.



         The conversion of these convertible securities and the exercise of these warrants could result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby. In addition, the conversion price of the Debentures or the exercise price of the warrants may be lowered under the price adjustment provisions in the event of a "dilutive issuance," that is, if we issue common stock at any time prior to their maturity at a per share price below such conversion or exercise price, either directly or in connection with the issuance of securities that are convertible into, or exercisable for, shares of our common stock. A reduction in the exercise price may result in the issuance of a significant number of additional shares upon the exercise of the warrants.

         Neither the Debentures nor the warrants establish a "floor" that would limit reductions in such conversion price or exercise price. The downward adjustment of the conversion price of these Debentures and of the exercise price of these warrants could result in further dilution in the value of the shares of our outstanding common stock and the voting power represented thereby.


SALES OF SUBSTANTIAL AMOUNTS OF OUR SHARES OF COMMON STOCK COULD CAUSE THE PRICE OF OUR COMMON STOCK TO GO DOWN.

         To the extent the holders of our convertible securities and warrants convert or exercise such securities and then sell the shares of our common stock they receive upon conversion or exercise, our stock price may decrease due to the additional amount of shares available in the market. The subsequent sales of these shares could encourage short sales by our stockholders and others, which could place further downward pressure on our stock price. Moreover, holders of these convertible securities and warrants may hedge their positions in our common stock by shorting our common stock, which could further adversely affect our stock price. The effect of these activities on our stock price could increase the number of shares issuable upon future conversions of our convertible securities or exercises of our warrants.

         Should we receive stockholder approval to increase the number of authorized shares of common stock to 100 million shares and/or effect a reverse stock split, we may also issue additional capital stock, convertible securities and/or warrants to raise capital in the future. In addition, we may elect to pay any accrued interest on the outstanding $0.9 million and proposed $6.2 million (subject to stockholder approval) principal amount of Debentures with shares of our common stock. Interest on the Debentures is calculated quarter-annually, based on 2% per annum on the principal amount outstanding. In addition, to attract and retain key personnel, we may issue additional securities, including stock options. All of the above could result in additional dilution of the value of our common stock and the voting power represented thereby. No prediction can be made as to the effect, if any, that future sales of shares of our common stock, or the availability of shares for future sale, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our common stock and may make it more difficult for us to sell our equity securities in the future at a time and price which we deem appropriate. Public or private sales of substantial amounts of shares of our common stock by persons or entities that have exercised options and/or warrants could adversely affect the prevailing market price of the shares of our common stock.

THE SEMICONDUCTOR INDUSTRY IS CYCLICAL AND MAY EXPERIENCE PERIODIC DOWNTURNS THAT MAY NEGATIVELY AFFECT CUSTOMER DEMAND FOR OUR PRODUCTS AND RESULT IN LOSSES SUCH AS THOSE EXPERIENCED IN THE PAST.

         Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have had a detrimental effect on the semiconductor industry's demand for semiconductor capital equipment, including etch and deposition systems manufactured by us. In response to the current prolonged industry slow-down, we have initiated a substantial cost containment program and a corporate-wide restructuring to preserve our cash. However, the need for continued investment in research and development, possible capital equipment requirements and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to the current downturn.

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

IF WE FAIL TO MEET THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ STOCK MARKET, OUR STOCK COULD BE DELISTED.

         Our stock is currently listed on The Nasdaq SmallCap Market. The Nasdaq Stock Market's Marketplace Rules impose certain minimum financial requirements on us for the continued listing of our stock. One such requirement is the minimum bid price on our stock of $1.00 per share. Beginning in 2002, there have been periods of time during which we have been out of compliance with the $1.00 minimum bid requirements of the Nasdaq SmallCap Market.

         On September 6, 2002, we received notification from Nasdaq that for the 30 days prior to the notice, the price of our common stock had closed below the minimum $1.00 per share bid price requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the "Rule"), and were provided 90 calendar days, or until December 5, 2002, to regain compliance. Our bid price did not close above the minimum during that period. On December 6, 2002, we received notification from Nasdaq that our securities would be delisted from The Nasdaq National Market, the exchange on which our stock was listed prior to May 6, 2003, on December 16, 2002 unless we either (i) applied to transfer our securities to The Nasdaq SmallCap Market, in which case we would be afforded additional time to come into compliance with the minimum $1.00 bid price requirement; or (ii) appealed the Nasdaq staff's determination to the Nasdaq's Listing Qualifications Panel (the "Panel"). On December 12, 2002 we requested an oral hearing before the Panel and such hearing took place on January 16, 2003 in Washington, D.C. Our appeal was based, among other things, on our intention to seek stockholder approval for a reverse split of our outstanding common stock. On April 28, 2003 at a special meeting of our stockholders, our board of directors was granted the authority to effect a reverse split of our common stock within a range of two-for-one to fifteen-for-one. The timing and ratio of a reverse split, if any, is at the sole discretion of our board of directors. On May 6, 2003, we transferred the listing of our common stock to the Nasdaq SmallCap Market. In connection with this transfer, Nasdaq granted us an extension until September 2, 2003, to regain compliance with the Rule's minimum $1.00 per share bid price requirement for continued inclusion on the Nasdaq SmallCap Market (which may be further extended to December 1, 2003 so long as the company continues to meet other continued listing requirements).

         If we are out of compliance in the future with Nasdaq listing requirements, we may take actions in order to achieve compliance, which actions may include a reverse split of our common stock. If an initial delisting decision is made by the Nasdaq's staff, we may appeal the decision as permitted by Nasdaq rules. If we are delisted and cannot obtain listing on another major market or exchange, our stock's liquidity would suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock's trading price. Delisting also may restrict us from issuing additional securities or securing additional financing.

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

         A substantial investment is required to install and integrate capital equipment into a semiconductor production line. Additionally, we believe that once a device manufacturer has selected a particular vendor's capital equipment, that manufacturer generally relies upon that vendor's equipment for that specific production line application and, to the extent possible, subsequent generations of that vendor's systems. Accordingly, it may be extremely difficult to achieve significant sales to a particular customer once that customer has selected another vendor's capital equipment unless there are compelling reasons to do so, such as significant performance or cost advantages. Any failure to gain access and achieve sales to new customers will adversely affect the successful commercial adoption of our products and could have a detrimental effect on us.

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

     Other factors that could affect our quarterly operating results include:

o our timing of new systems and technology announcements and releases and ability to transition between product versions;

o product returns upon the introduction of new product versions and pricing adjustments for our distributors;

o    seasonal fluctuations in sales;

o anticipated declines in selling prices of our products to original equipment manufacturers and potential declines in selling prices to other parties as a result of competitive pressures;

o changes in the mix of our revenues represented by our various products and customers;

o adverse changes in the level of economic activity in the United States or other major economies in which we do business;

o    foreign currency exchange rate fluctuations;

o expenses related to, and the financial impact of, possible acquisitions of other businesses;

o changes in the timing of product orders due to unexpected delays in the introduction of our customers' products, due to lifecycles of our customers' products ending earlier than expected or due to market acceptance of our customers' products; and

o timely and accurate reporting to us by our original equipment manufacturer customers of units shipped.


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

         Existing litigation and any future litigation could result in substantial cost and diversion of effort by us, which by itself could have a detrimental effect on our financial condition, operating results and cash flows. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our systems. In addition, licenses under third parties' intellectual property rights may not be available on reasonable terms, if at all.

OUR CUSTOMERS ARE CONCENTRATED AND THEREFORE THE LOSS OF A SIGNIFICANT CUSTOMER MAY HARM OUR BUSINESS.

         Our top five customers accounted for 88.2%, 54.4% and 42.0% of our systems revenues in fiscal 2003, 2002 and 2001, respectively. Four customers each accounted for more than 10% of net systems sales in fiscal 2003. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor manufacturing industry, may have a detrimental effect on our business, financial condition, results of operations and cash flows. Our ability to increase our sales in the future will depend, in part, upon our ability to obtain orders from new customers, as well as the financial condition and success of our existing customers and the general economy, which is largely beyond our ability to control.

WE ARE EXPOSED TO ADDITIONAL RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

         International sales accounted for 66%, 67% and 61% of total revenue for fiscal 2003, 2002 and 2001, respectively. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a detrimental effect on our operations and financial results.

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

WE MUST INTEGRATE OUR ACQUISITION OF SPUTTERED FILMS AND WE MAY NEED TO MAKE ADDITIONAL FUTURE ACQUISITIONS TO REMAIN COMPETITIVE. THE PROCESS OF IDENTIFYING, ACQUIRING AND INTEGRATING FUTURE ACQUISITIONS MAY CONSTRAIN VALUABLE MANAGEMENT RESOURCES, AND OUR FAILURE TO EFFECTIVELY INTEGRATE FUTURE ACQUISITIONS MAY RESULT IN THE LOSS OF KEY EMPLOYEES AND THE DILUTION OF STOCKHOLDER VALUE AND HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS.

         We acquired Sputtered Films, Inc. in August 2002. We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. We may encounter problems with the assimilation of Sputtered Films or businesses, products or technologies acquired in the future including:

o    difficulties   in   assimilation   of   acquired   personnel,   operations,
     technologies or products;

o    unanticipated costs associated with acquisitions;

o diversion of management's attention from other business concerns and potential disruption of our ongoing business;

o    adverse effects on our existing business relationships with our customers;

o    potential patent or trademark infringement from acquired technologies;

o adverse effects on our current employees and the inability to retain employees of acquired companies;

o use of substantial portions of our available cash as all or a portion of the purchase price; and

o dilution of our current stockholders due to issuances of additional securities as consideration for acquisitions.

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

         If we acquire businesses, new products or technologies in the future, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to annual testing for impairment. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders' ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash.

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

PROVISIONS IN OUR AGREEMENTS, CHARTER DOCUMENTS, STOCKHOLDER RIGHTS PLAN AND DELAWARE LAW MAY DETER TAKEOVER ATTEMPTS, WHICH COULD DECREASE THE VALUE OF YOUR SHARES.

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

OUR STOCK PRICE IS VOLATILE AND COULD RESULT IN A MATERIAL DECLINE IN THE VALUE OF YOUR INVESTMENT IN TEGAL.

         We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, sales of our common stock into the marketplace, failure to meet or changes in analysts' expectations, general conditions in the semiconductor industry or the worldwide economy, announcements of technological innovations or new products or enhancements by us or our competitors, developments in patents or other intellectual property rights, developments in our relationships with our customers and suppliers, natural disasters and outbreaks of hostilities could cause the price of our common stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of our common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

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





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
      10.1        Subordination Agreement
      10.2        SVB Amendment
       31         Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.
       32         Certifications  of the  Chief  Executive Officer  and Chief  Financial  Officer  pursuant  to  Section  906 of the
                  Sarbanes-Oxley Act of 2002.


    (b) Reports on Form 8-K

        Current Report on Form 8-K filed on July 2, 2003, under item 5 and item 7 there of.

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

Dated: August 14, 2003