Form 10-Q
period 2003-09-30
TEGAL CORP /DE/
filed 2003-11-14
CIK 931059

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

           (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                ----------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange List. Yes |_| No |X|

      As of September 30, 2003, there were 16,994,124 shares of our common stock outstanding.

================================================================================

                       TEGAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                          Page
                                                                                                                          ----
                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
        Condensed Consolidated Balance Sheets as of September 30, 2003 and March 31, 2003.................................  3
        Condensed Consolidated Statements of Operations-- for the three and six months ended September 30, 2003 and 2002..  4
        Condensed Consolidated Statements of Cash Flows-- for the six months ended September 30, 2003 and 2002............  5
        Notes to Condensed Consolidated Financial Statements..............................................................  6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS..................................................................................................... 11
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................................ 14
ITEM 4. CONTROLS AND PROCEDURES........................................................................................... 14

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS................................................................................................. 16
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................................... 16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................... 17
ITEM 5. OTHER INFORMATION................................................................................................. 18
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................................................. 26
SIGNATURES................................................................................................................ 27

                         PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                       TEGAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                      September 30,   March 31,
                                                          2003           2003
                                                        --------       --------
Current assets:
   Cash and cash equivalents ........................   $  7,120       $    912
   Trade receivables, net ...........................      2,689          2,681
   Inventories ......................................      6,114          7,032
   Prepaid expenses and other current assets ........      4,726            465
                                                        --------       --------
       Total current assets .........................     20,649         11,090
Property and equipment, net .........................      4,333          4,916
Intangible assets, net ..............................        894            959
Other assets ........................................        395            244
                                                        --------       --------
       Total assets .................................   $ 26,271       $ 17,209
                                                        ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable ....................................   $    159       $    389
   2% convertible debentures, net ...................        179             --
   Accounts payable .................................      2,859          1,923
   Product warranty .................................        386            734
   Customer deposits ................................      1,120             --
   Accrued expenses and other current liabilities ...      2,570          2,679
   Deferred revenue .................................        415            324
                                                        --------       --------
       Total current liabilities ....................      7,688          6,049
Long-term portion of capital lease obligation .......         32             37
                                                        --------       --------
       Total liabilities ............................      7,720          6,086
                                                        --------       --------
Stockholders' equity:
   Common stock .....................................        170            161
   Additional paid-in capital .......................     79,248         68,806
   Accumulated other comprehensive income ...........        365            465
   Accumulated deficit ..............................    (61,232)       (58,309)
                                                        --------       --------
       Total stockholders' equity ...................     18,551         11,123
                                                        --------       --------
                                                        $ 26,271       $ 17,209
                                                        ========       ========

                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                             Three Months Ended            Six Months Ended
                                               September 30,                September 30,
                                           ----------------------      ----------------------
                                             2003          2002          2003          2002
                                           --------      --------      --------      --------
Revenue:
    Product .............................  $  2,882      $  2,444      $  6,424      $  5,750
    Services ............................       328           231           671           647
                                           --------      --------      --------      --------
       Total revenue ....................     3,210         2,675         7,095         6,397
                                           --------      --------      --------      --------
Cost of sales:
     Cost of product ....................     1,794         3,554         4,286         6,408
     Cost of services ...................       424           753           780         1,417
                                           --------      --------      --------      --------
       Total cost of sales ..............     2,218         4,307         5,066         7,825
                                           --------      --------      --------      --------
       Gross profit (loss) ..............       992        (1,632)        2,029        (1,428)
                                           --------      --------      --------      --------
Operating expenses:
    Research and development ............       836         1,021         1,539         2,297
    Sales and marketing .................       556           744         1,168         1,403
    General and administrative ..........       916         1,271         1,952         2,324
                                           --------      --------      --------      --------
       Total operating expenses .........     2,308         3,036         4,659         6,024
                                           --------      --------      --------      --------
       Operating loss ...................    (1,316)       (4,668)       (2,630)       (7,452)
Other expense, net ......................      (354)         (154)         (293)         (216)
                                           --------      --------      --------      --------
    Net loss ............................  $ (1,670)     $ (4,822)     $ (2,923)     $ (7,668)
                                           ========      ========      ========      ========
Net loss per share, basic and diluted ...  $  (0.10)     $  (0.33)     $  (0.18)     $  (0.53)
                                           ========      ========      ========      ========
Shares used in per share computations:
    Basic ...............................    16,342        14,835        16,215        14,573
    Diluted .............................    16,342        14,835        16,215        14,573

                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                           Six Months Ended
                                                                                             September 30,
                                                                                         --------------------
                                                                                           2003         2002
                                                                                         -------      -------
Cash flows from operating activities:
   Net loss ........................................................................     $(2,923)     $(7,668)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization .................................................         665          407
     Allowance for doubtful accounts and sales return allowances ...................          74           21
     Fair value of warrants issued for services rendered ...........................         159          121
     Non-cash amortization of beneficial conversion feature and  debt issuance costs         292           --
     Inventory provision ...........................................................          --        1,922
     Changes in operating assets and liabilities:
       Receivables .................................................................         (77)        (864)
       Inventories .................................................................         858        1,491
       Prepaid expenses and other assets ...........................................        (390)         578
       Accounts payable ............................................................         935           83
       Accrued expenses and other liabilities ......................................        (236)        (301)
       Accrued warranty ............................................................        (348)        (141)
       Customer deposits ...........................................................       1,120           --
       Deferred revenue ............................................................          91          635
                                                                                         -------      -------
         Net cash provided by (used in) operating activities .......................         220       (3,716)
                                                                                         -------      -------
Cash flows used in investing activities-- purchases of property and equipment ......         (17)        (309)
                                                                                         -------      -------
Cash flows from financing activities:
   Gross proceeds from the issuance of convertible debentures ......................       7,165           --
   Convertible debentures issuance costs ...........................................        (982)          --
   Net proceeds from issuance of common stock ......................................           9           16
   Borrowings under lines of credit ................................................         177        5,467
   Repayment of borrowings under lines of credit ...................................        (397)      (5,292)
   Payments on capital lease financing .............................................          (5)          (5)
                                                                                         -------      -------
         Net cash provided by financing activities .................................       5,967          186
                                                                                         -------      -------
Effect of exchange rates on cash and cash equivalents ..............................          38          (22)
                                                                                         -------      -------
Net increase (decrease) in cash and cash equivalents ...............................       6,208       (3,861)
Cash and cash equivalents at beginning of period ...................................         912        8,100
                                                                                         -------      -------
Cash and cash equivalents at end of period .........................................     $ 7,120      $ 4,239
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

                       TEGAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (All amounts in thousands, except share data)

1. Basis of Presentation:

      In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2003 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Tegal Corporation (the "Company") for the fiscal year ended March 31, 2003. The results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of results to be expected for the entire year.

      The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,923 and $7,668 for the six months ended September 30, 2003 and 2002, respectively. The company generated cash flows from operations of $220 for the period ended September 30, 2003 and negative cash flows from operations of $3,716 for the period ended September 30, 2002. To finance its operations, the Company raised approximately $7.2 million in proceeds from the sale of convertible debentures and warrants during the six-month period ended September 30, 2003 (see Note 9). Management believes that the proceeds from the debentures, combined with the effects of its cost compression program, will be adequate to fund operations through fiscal year 2005. However, projected sales may not materialize and unforeseen costs may be incurred. Additionally, the convertible debentures agreement includes a material adverse change clause which allows the debenture holders to demand the immediate payment of all outstanding balances upon the debenture holders' determination of the occurrence of deemed material adverse changes to the Company's financial condition, business or operations as determined by the debenture holders based on required financial reporting and other criteria. These issues raise substantial doubt about the Company's ability to continue as a going concern.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company's temporary investments are invested in highly liquid money market funds. The Company's accounts receivable are derived primarily from sales to customers located in the U.S., Europe, and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains allowances for potential credit losses. Write-offs during the periods presented have been insignificant. As of September 30, 2003 and September 30, 2002 one customer accounted for approximately 45 % and three customers accounted for approximately 49 %, respectively, of the accounts receivable balance.

      During the three months ended September 30, 2003 and 2002, one customer accounted for 35 % and two customers accounted for 71 % of total revenues, respectively. During the six months ended September 30, 2003 and September 30, 2002, two customers accounted for 42 % and four customers accounted for 48 % of total revenues, respectively.

2. Inventories:

      Inventories consisted of:

                                                     September 30,     March 31,
                                                         2003            2003
                                                     -------------    ----------

Raw materials ..............................            $2,753          $3,218
Work in progress ...........................             1,796           1,937
Finished goods and spares ..................             1,565           1,877
                                                        ------          ------
                                                        $6,114          $7,032
                                                        ======          ======

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

      Warranty activity for the three-month and six-month periods ended September 30, 2003 and 2002 was:

                                                                Warranty Activity for the  Warranty Activity for the
                                                                  Three Months Ended          Six Months Ended
                                                                      September 30,            September 30,
                                                                  --------------------      --------------------
                                                                   2003         2002         2003         2002
                                                                  -------      -------      -------      -------
Balance at the beginning of the period ......................     $   751      $ 1,138      $   734      $ 1,205
Additional warranty accruals for warranties issued during the
period ......................................................          25           44          145          211
Accruals related to pre-existing warranties .................        (227)          --         (227)          --
Settlements made during the period ..........................        (163)        (118)        (266)        (352)
                                                                  -------      -------      -------      -------
Balance at the end of the period ............................     $   386      $ 1,064      $   386      $ 1,064
                                                                  =======      =======      =======      =======

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

      Common stock equivalents for the three months ended September 30, 2003 and September 30, 2002, and the six months ended September 30, 2003 and September 30, 2002 were 7,942,352 and 20,692 and 3,921,964 and 32,844, respectively, and have been excluded from shares used in calculating diluted loss per share because their effect would be antidilutive. The antidilutive securities excluded from shares used in calculating diluted loss per share are as follows (in thousands):

                                                            Three Months Ended    Six Months Ended
                                                               September 30,        September 30,
                                                              ---------------      --------------
                                                               2003      2002      2003      2002
                                                              -----      ----      ----      ----
Antidilutive common equivalent shares:
Options and warrants ....................................     1,328        21       615        33

Shares issuable upon conversion of convertible debentures     6,614        --     3,307        --
                                                              -----     -----     -----     -----
Total antidilutive shares ...............................     7,942        21     3,922        33
                                                              =====     =====     =====     =====

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

      The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                                                                 Three Months Ended          Six Months Ended
                                                                   September  30,              September 30,
                                                                --------------------      ----------------------
                                                                  2003         2002         2003          2002
                                                                -------      -------      -------      ---------
Net loss as reported ......................................     $(1,670)     $(4,822)     $(2,923)     $  (7,668)
Add:  Stock-based employee compensation expense included in
    Reported net loss .....................................          --           --           --             --
Deduct:  Total stock-based employee compensation expense
    Determined under fair value method for all awards
                                                                    (34)        (295)         (71)          (397)
                                                                -------      -------      -------      ---------
Proforma net loss .........................................     $(1,704)     $(5,117)     $(2,994)     $  (8,065)
                                                                =======      =======      =======      =========
Basic net loss per share:
As reported ...............................................     $  (.10)     $  (.33)     $  (.18)     $    (.53)
Proforma ..................................................     $  (.10)     $  (.33)     $  (.18)     $    (.53)

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

      In June 2003, the Company issued stock options to purchase 300,000 shares of the Company's common stock to the landlord of its Petaluma facility, as part of a new lease agreement, and options to purchase 60,000 shares of the Company's common stock to a service provider for services rendered. The options to the landlord were valued at $107 (included in other assets as of June 30, 2003) using the Black-Scholes model and the value of the option was expensed immediately. The deferred charge associated with the landlord's options is being amortized to operating expense over the life of the new lease of seven years. Expense related to both of these transactions for the quarter ended June 30, 2003 amounted to $32 in the June quarter. The amortization of these charges amounted to $16 in the quarter ended September 30, 2003.

      In August 2003, the Company issued stock options to purchase 10,000 shares of the Company's common stock to a service provider for services rendered. These options were valued at $6 using the Black-Scholes model and the value of the option was expensed immediately. In September 2003, the Company issued 158,311 restricted shares of the Company's common stock to a service provider for services rendered. The fair value of these securities amounted to $111 and was expensed in the quarter ended September 30, 2003.

6. Lines of Credit:

      On June 30, 2003 the Company entered into an Amended Letter Agreement and Subordination Agreement with Silicon Valley Bank, which subordinated the bank's interest in Tegal's intellectual property to the investors in the Convertible Debt Financing (See Note 9). The Company agreed not to request, until such time as the investors' security interest in the intellectual property was terminated, any loan, letter of credit, foreign exchange forward contract, cash management service or credit accommodation under the Company's current line of credit with Silicon Valley Bank. At September 30, 2003, the Company had no amounts outstanding under this domestic line of credit, which had been collateralized by substantially all of the Company's domestic assets and which was further limited by the amounts of accounts receivable and inventories on the Company's balance sheet. The facility had a maximum borrowing capacity of $10.0 million, and bore interest at prime plus 1.0 %, or 5.25 % as of September 30, 2003. The Company is currently negotiating with Silicon Valley Bank to modify this line of credit to allow renewed borrowing with similar terms and conditions, but including the receivables of its Japanese subsidiary in the borrowing base.

      As of September 30, 2003, the Company's Japanese subsidiary had no amounts outstanding under its bank line of credit which is collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375 % as of September 30, 2003) plus 1.0 %, has a renewal date of September 30, 2004, and has a total capacity of 150 million yen (approximately $1,038 at exchange rates prevailing on September 30, 2003). As of September 30, 2002, the Company's Japanese subsidiary had approximately $109 outstanding under its bank line of credit which was collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable.

      Notes payable as of September 30, 2003 consisted of one outstanding note, to the California Trade and Commerce Agency for $159. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75 % with monthly interest only payments of approximately $4.2 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation.

      The Company also entered into a convertible debenture financing, which is described in Note 9 to the financial statements.

7. Comprehensive Loss:

      The components of comprehensive loss for the three and six-month periods ended September 30, 2003 and 2002 are as follows:

                                                Three Months               Six Months
                                                   Ended                     Ended
                                               September  30,             September 30,
                                            --------------------      --------------------
                                             2003         2002         2003         2002
                                            -------      -------      -------      -------
Net loss ..............................     $(1,670)     $(4,822)     $(2,923)     $(7,668)
Foreign currency translation adjustment         (63)         (56)        (100)           6
                                            -------      -------      -------      -------
                                            $(1,733)     $(4,878)     $(3,023)     $(7,662)
                                            =======      =======      =======      =======

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

      The following unaudited proforma financial results of Tegal Corporation and Sputtered Films for the three and six months ended September 30, 2002 give effect to the acquisition of Sputtered Films as if the acquisition had occurred on April 1, 2002 and includes adjustments such as amortization of intangible assets directly attributable to the acquisition, and expected to have a continuing impact on the combined company.

      These unaudited proforma financial results are provided for comparative purposes only and are not necessarily indicative of what the Company's actual results would have been had the forgoing transaction been consummated on April 1, 2002, nor does it give effect to the synergies, cost savings and other charges expected to result from the acquisition. Accordingly, the proforma financial results do not purport to be indicative of the Company's results of operations as of the date hereof or for any period ended on the date hereof or for any other future date or period.

      Unaudited actual and proforma financial Information (in thousands, except share and per share amounts):

                                             Three Months Ended           Six Months Ended
                                               September  30,              September  30,
                                           ----------------------      ----------------------
                                             2003          2002          2003          2002
                                           --------      --------      --------      --------
Actual Proforma Actual Proforma
Revenue ..............................     $  3,210      $  2,755      $  7,095      $  8,061
Net loss .............................     $ (1,670)     $ (5,363)     $ (2,923)     $ (8,361)
Net loss per share, basic and diluted      $  (0.10)     $  (0.34)     $  (0.18)     $  (0.53)
Shares used in per share computations:
   Basic .............................       16,342        15,835        16,215        15,823
   Diluted ...........................       16,342        15,835        16,215        15,823

9. Convertible Debenture Financing:

      On June 30, 2003, the Company signed definitive agreements with investors to raise up to $7.2 million in a private placement of convertible debt financing to be completed in two tranches. The first tranche, which closed on June 30, 2003, involved the sale of debentures in the principal amount of $929. The Company received $424 in cash on June 30, 2003 and the remaining balance of $506 on July 1, 2003, which was recorded as other receivable as of June 30, 2003. The closing of the second tranche, which occurred on September 9, 2003 following shareholder approval on September 8, 2003, resulted in the receipt of approximately $6,236 in cash on September 10, 2003.

      The debentures agreement includes a Material Adverse Change ("MAC") clause which allows the debenture holders to demand the immediate payment of all outstanding balances upon the debenture holders' determination of the occurrence of deemed material adverse changes to the Company's financial condition, business or operations as determined by the debenture holders. Potential material adverse changes that may cause the Company to default on the debentures include any significant adverse effect on the Company's financial condition arising from an event not previously disclosed in the Company's filings with the Securities and Exchange Commission ("SEC"), such as a significant litigation judgment against the Company, bankruptcy, or termination of the majority of the Company's customer relationships. The MAC clause is effective until the conversion of all outstanding debentures. As a result of the MAC clause, the debentures are classified as current liabilities.

      The Company was required to pay a cash fee of up to 6.65% of the gross proceeds of the debentures to certain financial advisors upon the closing of the second tranche. A fee of $448 has been recorded as a debt issuance cost and was paid out in September 2003. The financial advisors also were granted warrants to purchase 1,756,127 shares of the Company's common stock at an exercise price of $0.35 per share. These warrants were valued at $1,387 using the Black-Scholes option pricing model with the following variables: stock fair value of $0.93, term of five years, volatility of 95% and risk-free interest rate of 2.5%.

      The debentures accrue interest at the rate of 2% per annum. Both the principal of, and the interest on, the debentures are convertible at the rate of $0.35 per share. The principal of the debentures is convertible into 20,471,428 shares of the Company's common stock. The closing prices of the Company's common stock on June 30, 2003 and September 8, 2003, the closing dates for the first and second tranches, respectively, were $0.55 and $1.45. Therefore, a beneficial conversion feature exists which needs to be accounted for under the provisions of EITF 00-27, Application of Issue 98-5 to Certain Convertible Instruments. A beneficial feature also exists in connection with the conversion of the interest on the debentures into shares of common stock.

      During the quarter ended September 30, 2003, several debenture holders converted debentures in the principal amount of $255 into 728,184 shares of the Company's common stock. These conversions resulted in the classification of $59 of debt into equity and the acceleration of amortization of $196 of debt discount into interest expense.

      In addition, the debenture holders were granted warrants to purchase 4,094,215 shares of the Company's common stock at an exercise price of $0.50. The warrants expire after eight years. The warrants were valued using the Black-Scholes model with the following variables: fair value of common stock of $0.35 for the first tranche debentures and $0.93 for the second tranche debentures, volatility of 37% and risk-free interest rate of 2.5%.

      The relative fair value of the warrants of $1,572 has been classified as equity because it meets all the equity classification criteria of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

      The following table presents the amounts allocated to the beneficial conversion feature and warrants and remaining balance of debt after accounting for these two equity instruments and conversions (in thousands):

                                                        First       Second
                                                       Tranche      Tranche       Total
                                                       -------      -------      -------
Debentures - principal amount ....................     $   929      $ 6,236      $ 7,165
Beneficial conversion feature (included in equity)        (653)      (6,236)      (6,889)
Warrants (included in equity) ....................         (61)          --          (61)
Conversions to common stock ......................         (59)          --          (59)
Accretion of debt discount .......................           8           15           23
                                                       -------      -------      -------
Net amount of debentures .........................     $   164      $    15      $   179
                                                       =======      =======      =======

      The issuance costs associated with the debentures amounted to $3,940 and are comprised of $982 in cash issuance costs, $1,387 associated with warrants issued to financial advisors and $1,572 associated with warrants issued to the second tranche debentureholders. These costs have been recorded as a short-term asset to be amortized over the life of the debt. Amortization of debt issuance costs for the quarter ended September 30, 2003 amounted to $48.

      The value of the beneficial conversion feature, warrants and debt issuance costs are being amortized as interest expense over the life of the debt using the effective interest method. Interest expense for the quarter ended September 30, 2003 amounted to $303. This amount is comprised of $11 in nominal interest, $251 in amortization of beneficial conversion feature and $41 in amortization of debt issuance costs.

      Amortization will accelerate if the Company repays the debt early, upon conversion, if the material adverse change clause is invoked, or if it is deemed that such invocation is probable given the presence of negative factors or if the debt is converted into common stock. The Company will assess the probability of the occurrence of the material adverse change clause on a quarterly basis.

10. Subsequent Events

      On October 28, 2003, the Board of Directors granted options to purchase
3.5 million shares of the Company's common stock at an exercise price of $1.03 per share, which was the closing price of the Company's common stock on October 28, 2003, to certain employees and directors of the Company.

      On November 11, 2003, the Company entered into a definitive agreement to purchase substantially all of the assets and to assume certain liabilities of Simplus Systems Corporation of Fremont, California, a development stage company. Upon closing, which is expected to be completed by the end of November 2003, the Company will issue 1,500,000 shares of its common stock and enter into employment agreements with key Simplus personnel. Simplus has developed unique Nano Layer Deposition (NLD) and Metal Organic Chemical Vapor Deposition (MOCVD) systems which are complementary to products offered by the Company and which are targeted at barrier, copper seed and high-k dielectric applications for DRAM and logic devices.

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

      The following table sets forth certain financial items as a percentage of revenue for the three and six-month periods ended September 30, 2003 and 2002:

                                      Three Months              Six Months
                                         Ended                    Ended
                                      September 30,            September 30,
                                   -------------------      -------------------
                                    2003         2002        2003         2002
                                   ------       ------      ------       ------
Revenue:
   Product revenue ...........       89.8%        91.4%       90.5%        89.9%
   Services revenue ..........       10.2          8.6         9.5         10.1
                                   ------       ------      ------       ------
      Total revenue ..........      100.0        100.0       100.0        100.0
Cost of sales:
   Cost of product ...........       55.9        132.9        60.4        100.2
   Cost of services ..........       13.2         28.1        11.0         22.1
                                   ------       ------      ------       ------
      Total cost of sales ....       69.1        161.0        71.4        122.3
                                   ------       ------      ------       ------
   Gross profit (loss) .......       30.9        (61.0)       28.6        (22.3)
Operating expenses:
   Research and development ..       26.0         38.2        21.7         35.9
   Sales and marketing .......       17.3         27.8        16.5         22.0
   General and administrative        28.6         47.5        27.5         36.3
                                   ------       ------      ------       ------
      Total operating expenses       71.9        113.5        65.7         94.2
                                   ------       ------      ------       ------
         Operating loss ......      (41.0)      (174.5)      (37.1)      (116.5)
Other expense, net ...........      (11.0)        (5.8)       (4.1)        (3.4)
                                   ------       ------      ------       ------

         Net loss ............      (52.0)      (180.3)      (41.2)      (119.9)
                                   ======       ======      ======       ======

      Product revenue. Product revenue for the three and six months ended September 30, 2003 was $2,882 and $6,424, respectively, an increase of $438 and $674, respectively, over the comparable periods in 2002. The increase for the three months ended September 30, 2003 was principally due to the sale of a 6500 series system upgrade. The slight increase for the six months ended September 30, 2003 was principally due to slightly higher sales in parts and service.

      Services revenue. Revenue from service sales for the three and six-month periods ended September 30, 2003 was $328 and $671, respectively, up slightly from $231 and $647 million for the three and six-month periods ended September 30, 2002, which we believe is a result of customers' slight increased utilization of Tegal's etch systems.

      International sales as a percentage of the Company's revenue for the three and six months ended September 30, 2003 were approximately 81.3% and 81.8%, respectively. International sales as a percentage of the Company's revenue for the three and six months ended September 30, 2002 were approximately 73.0% and 73.8%, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

      Gross profit (loss). Gross profit as a percentage of revenue was 30.9% and (61.0%) for the three months ended September 30, 2003 and 2002, respectively, and 28.6% and (22.3%)for the six months ended September 30, 2003 and 2002, respectively. The increase in gross profit for the three and six months ended September 30, 2003 compared to the same periods in the prior year was principally attributable to reduced costs in the current year as a result of the cost cutting measures taken in the prior year, coupled with a $1,922 inventory provision in the prior year based on reduced revenue projections, which reflected the continued slow-down of the semiconductor sector, and lower volume of system sales.

      Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $836 and $1,021 for the three months ended September 30, 2003 and 2002, respectively, and $1,539 and $2,297 for the six months ended September 30, 2003 and 2002, respectively, representing 26.0% and 38.2% of revenue for the three months and 21.7% and 35.9% of revenue for the six months ended September 30, 2003 and 2002, respectively. The decrease in research and development spending is due to the continued cost reduction efforts.

      Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $556 and $744 for the three months ended September 30, 2003 and 2002, respectively, and $1,168 and $1,403 for the six months ended September 30, 2003 and 2002, respectively, representing 17.3% and 27.8% of revenue for the three months ended September 30, 2003 and 2002, respectively, and 16.5% and 22.0% of revenue for the six months ended September 30, 2003 and 2002, respectively. The decrease in sales and marketing spending is due to the continued cost reduction efforts. These efforts include but are not limited to a reduction of advertising and limited attendance at trade shows.

      General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations' functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $916 and $1,271 for the three months ended September 30, 2003 and 2002, respectively, and $1,952 and $2,324 for the six months ended September 30, 2003 and 2002, respectively, representing 28.6% and 47.5% of revenue for the three months ended September 30, 2003 and 2002, respectively, and 27.5% and 36.3% of revenue for the six months ended September 30, 2003 and 2002, respectively. The decrease in general and administrative spending for the three months and six months ended September 30, 2003 compared to the same period in the prior year was primarily attributable to reduced expenses from our continued cost cutting efforts and reduced legal expenses as compared to the same period in the previous year.

      Other expense, net. Other expense, net consists primarily of interest expense from the debenture financing and the domestic line of credit offset in part by interest income on outstanding cash balances, and gains and losses on foreign exchange.

Liquidity and Capital Resources

      We generated sufficient cash flows to finance our operations, for the six-month period ended September 30, 2003, For the six-month period ended September 30, 2002, we financed our operations through the use of outstanding cash balances and borrowings against our promissory note borrowing facilities in Japan, as well as our domestic line of credit.

      Net cash provided from operations was $220 during the six months ended September 30, 2003, due principally to a net loss of $2,923 offset by non cash expense from depreciation and amortization, warrants issued for services rendered, and non cash amortization of debt discount. Additionally the net loss is offset by a net decrease in inventory and an increase in accounts payable and accrued liabilities, offset by an increase of prepaid expenses and other assets. Net cash used in operations was $3,716 during the six months ended September 30, 2002, due principally to a net loss of $7,668 offset by non cash expense for depreciation, a non cash related provision for inventory and warrants issued for services rendered. Additionally the net loss is offset by an increase in accounts receivable and a decrease in accrued liabilities, partially offset by a decrease in inventory and prepaid expenses and an increase in deferred revenue.

      There were minimal net capital expenditures for the six months ended September 30, 2003. Net capital expenditures totaled approximately $17 and $309 for the six months ended September 30, 2003 and September 30, 2002, respectively. Capital expenditures in 2002 were incurred principally for leasehold improvements and to acquire design tools, analytical equipment and computers.

      Cash proceeds from financing activities totaled $5,967 for the six months ended September 30, 2003 and were primarily from the sale of debentures net of issuance costs as discussed in Note 9 to our financial statements, partially offset by the repayment of the Japanese line of credit. Net cash proceeds from financing activities totaled $186 for the six months ended September 30, 2002. The increase for the six months ended September 30, 2002 was due principally to increased borrowing on the domestic line of credit.

      On June 30, 2003 the Company entered into an Amended Letter Agreement and Subordination Agreement with Silicon Valley Bank, which subordinated the bank's interest in Tegal's intellectual property to the investors in the Convertible Debt Financing (see Note 9 to our financial statements). The Company agreed not to request, until such time as the investors' security interest in the intellectual property was terminated, any loan, letter of credit, foreign exchange forward contract, cash management service or credit accommodation under the Company's current line of credit with Silicon Valley Bank. At September 30, 2003, the Company had no amounts outstanding under this domestic line of credit, which had been collateralized by substantially all of the Company's domestic assets and which was further limited by the amounts of accounts receivable and inventories on the balance sheet. The facility had a maximum borrowing capacity of $10.0 million, and bore interest at prime plus 1.0 %, or 5.25 % as of September 30, 2003. The Company is currently negotiating with Silicon Valley Bank to modify this line of credit to allow renewed borrowing with similar terms and conditions, but including the receivables of its Japanese subsidiary.

      Notes payable as of September 30, 2003 consisted of one outstanding note, to the California Trade and Commerce Agency for $159. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75 % with monthly interest only payments of approximately forty-two hundred dollars per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation.

      The Company also entered into a convertible debenture financing, which is described in Note 9 to the financial statements. The convertible debentures include a material adverse change clause which allows the debenture holders to demand the immediate payment of all outstanding balances upon the debenture holders' determination of the occurrence of deemed material adverse changes to our financial condition, business or operations as determined by the debenture holders based on required financial reporting and other criteria. Potential material adverse changes causing us to default on the debentures may include any significant adverse effect on our financial condition arising from an event not previously disclosed in our SEC filings such as a significant litigation judgment against Tegal, bankruptcy, termination of the majority of our customer relationships.

      The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,923 and $7,668 for the six months ended September 30, 2003 and 2002, respectively. The company generated cash flows from operations of $220 for the period ended September 30, 2003 and negative cash flows from operations of $3,716 for the period ended September 30, 2002. To finance its operations, the Company raised approximately $7.2 million in proceeds from the sale of convertible debentures and warrants during the six month period ended September 30, 2003 (see Note 9). Management believes that the proceeds from the debentures, combined with the effects of its cost compression program, will be adequate to fund operations through fiscal year 2005. However, projected sales may not materialize and unforeseen costs may be incurred. Additionally, the convertible debentures agreement includes a material adverse change clause which allows the debenture holders to demand the immediate payment of all outstanding balances upon the debenture holders' determination of the occurrence of deemed material adverse changes to the Company's financial condition, business or operations as determined by the debenture holders based on required financial reporting and other criteria. These issues raise substantial doubt about the Company's ability to continue as a going concern.

      For more information on our capital resources, see "Risk Factors" in Part II, Item 5.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Our cash equivalents are principally comprised of money market accounts. As of September 30, 2003, we had cash and cash equivalents of $7,120. These accounts are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

      On March 17, 1998, Tegal filed suit in the United States District Court in the Eastern District of Virginia against Tokyo Electron America, Inc. and several of its affiliated companies (the "TEA case") alleging that TEL's 65DI and 85DI IEM etch equipment infringe certain of Tegal's patents. The TEA case was tried in the District Court in May 1999, and on August 31, 1999, the Court found both patents-in-suit valid, and found that TEA had willfully infringed our `223 dual-frequency triode etcher patent. The District Court enjoined TEA from further sales or service of its IEM etchers. In addition, the District Court ordered TEA to pay attorney's fees and court costs to Tegal. On appeal, the Federal Circuit affirmed the District Court's findings of infringement and the interpretations of the `223 patent on which those findings were made, but reversed the contempt finding, the willfulness finding, and the award of attorneys fees, and remanded for further consideration of TEA's defense of anticipation. As a result, the Federal Circuit vacated the judgment and the injunction and remanded the case for further consideration of the anticipation defense. In a separate but related action against Tokyo Electron Limited (the "TEL case") concerning a later generation of etchers known as the Advanced IEM or AIEM, the United States District Court for the Eastern District of Virginia granted summary judgment of non-infringement for TEL on August 7, 2000 and entered judgment for TEL on September 11, 2000. On February 1, 2002, the Federal Circuit affirmed the District Court's decision on summary judgment that the AIEM does not infringe the `223. The Federal Circuit's decision in the TEL case is now final. Subsequent to the Federal Circuit's decision in the TEL case, Tegal entered into a non-exclusive license agreement with TEA. Accordingly, on October 27, 2003 the District Court vacated its stay order and dismissed the case. The outcome of the litigation is now final.

      On September 1, 1999, Tegal filed a patent infringement action against Lam Research Corporation (the "Lam case"), asserting infringement of two of Tegal's patents directed to dual frequency plasma processing technologies (the "618 and the `223 patents"). Tegal sought injunctive relief barring Lam from manufacturing, selling and supporting products that incorporate its patented technology. The Company further sought enhanced damages for willful infringement of its patents. The suit was initially filed in United States District Court for the Eastern District of Virginia, but was transferred by that court to the United States District Court of the Northern District of California. Following an adverse decision from the United States Court of Appeals for the Federal Circuit in a prior case against Tokyo Electron Limited, Tegal voluntarily dismissed the '223 patent from the Lam case. A Markman hearing was held on the '618 patent in July 2002, and in September 2002 the Court issued a claim interpretation ruling in which it determined that the claim term "low frequency" means "less than approximately 1Mhz." In October 2002, Lam filed a motion for summary judgment of non-infringement of the '618 patent. On January 14, 2003, after modifying its original Markman ruling and further interpreting "low frequency" to have an upper limit of 1.4 Mhz, the Court granted Lam's motion for summary judgment of noninfringement of the '618 patent. Thereafter, Lam sought to pursue a counterclaim alleging that the case ought to be deemed "exceptional" under 28 U.S.C. ss. 285, thus justifying an award of attorney's fees in its favor. On June 13, 2003, the Court issued an order finding that the case is not "exceptional" and declining to award Lam its attorney's fees. Neither party has appealed any of the rulings made by the District Court and the time to file appeals has expired. Thus, the outcome of the litigation is now final.

Item 2. Changes in Securities and Use of Proceeds

      On September 8, 2003, the Company closed the second tranche of a private placement in which it sold to accredited investors $6.236 million principal amount of its 2.0% Convertible Secured Debentures Due 2011 and warrants initially exercisable for 3,563,122 shares of common stock. The Debentures and accrued interest thereon are convertible into shares of the Company's common stock at a price of $0.35 per share. The warrants have an exercise price of $0.50 per share and expire September 8, 2011. The sale and issuance of these securities was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof, on the basis that the transaction did not involve a public offering. The Company intends to use the net proceeds from these securities for general corporate purposes.

      In June 2003, the Company issued stock options to purchase 300,000 shares of the Company's common stock to the landlord of its Petaluma facility, as part of a new lease agreement, and options to purchase 60,000 shares of the Company's common stock to a service provider for services rendered. The options to the landlord were valued at $107,000 (included in other assets as of June 30, 2003) using the Black-Scholes model and the value of the option was expensed immediately. The deferred charge associated with the landlord's options is being amortized to operating expense over the life of the new lease of seven years. Expenses related to both of these transactions for the quarter ended June 30, 2003 amounted to $32 in the June quarter. The amortization of these charges amounted to $16 in the quarter ended September 30, 2003.

      In August 2003, the Company issued stock options to purchase 10,000 shares of the Company's common stock to a service provider for services rendered. These options were valued at $5.917 million using the Black-Scholes model and the value of the option was expensed immediately. In September 2003, the Company issued 158,311 restricted shares of the Company's common stock to a service provider for services rendered. The fair value of these securities amounted to $111 and was expensed in the quarter ended September 30, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

      On September 8, 2003 the Company held its annual meeting of the stockholders. There were present at the meeting, in person or by proxy, the holders of 15,133,957 shares of common stock of the Company, representing 94% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote.

      The following individuals were re-elected to the board of directors:

                                            Votes for            Votes Withheld
                                            ---------            --------------
Michael L. Parodi ........................  14,113,964             1,019,993
Jeffrey M. Krauss ........................  14,266,776               867,181
Duane Wadsworth ..........................  14,330,894               803,063
Edward A. Dohring ........................  14,328,982               804,975

      The proposal to adopt an amendment to the Company's 1998 Equity Participation Plan to increase the maximum authorized shares from 2,400,000 to 6,400,000 and to increase the award limit from 600,000 shares to 1,600,000 shares was approved by the stockholders as follows:

For .................................................................  7,493,459
Against .............................................................  1,697,681
Abstain .............................................................     51,261
Broker Non Vote .....................................................  5,891,556

      The proposal to approve the sale of 2% convertible secured debentures and warrants to purchase common stock was approved by the stockholders as follows:

For .................................................................  7,404,078
Against .............................................................  1,434,619
Abstain .............................................................     73,704
Broker Non Vote .....................................................  5,891,556

Excluded from the final tally of votes for this proposal were 330,000 shares held by eligible shareholders intending to participate in the convertible debt financing.

      The proposal to adopt an amendment to the articles of incorporation to increase the number of authorized shares for issuance from 35,000,000 to 100,000,000 was approved by the stockholders as follows:

For.................................................................. 13,653,404
Against..............................................................  1,427,861
Abstain..............................................................     52,692
Broker Non Vote......................................................          0

      The proposal to approve a reverse split of our common stock whereby each outstanding 2, 3, 5, 10, or 15 shares would be combined, converted and changed into one share of common stock, should the board decide to do so, was approved by the stockholders as follows:

For ................................................................  13,847,589
Against ............................................................   1,218,985
Abstain ............................................................      67,383
Broker Non Vote ....................................................           0

The authority of Tegal's board of directors to effect a reverse stock split, should it decide to do so, will expire on December 2, 2003.

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

      On September 6, 2002, we received notification from Nasdaq that for the 30 days prior to the notice, the price of our common stock had closed below the minimum $1.00 per share bid price requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the "Rule"), and were provided 90 calendar days, or until December 5, 2002, to regain compliance. Our bid price did not close above the minimum during that period. On December 6, 2002, we received notification from Nasdaq that our securities would be delisted from The Nasdaq National Market, the exchange on which our stock was listed prior to May 6, 2003, on December 16, 2002 unless we either (i) applied to transfer our securities to The Nasdaq SmallCap Market, in which case we would be afforded additional time to come into compliance with the minimum $1.00 bid price requirement; or (ii) appealed the Nasdaq staff's determination to the Nasdaq's Listing Qualifications Panel (the "Panel"). On December 12, 2002 we requested an oral hearing before the Panel and such hearing took place on January 16, 2003 in Washington, D.C. Our appeal was based, among other things, on our intention to seek stockholder approval for a reverse split of our outstanding common stock. On April 28, 2003 at a special meeting of our stockholders, our board of directors was granted the authority to effect a reverse split of our common stock within a range of two-for-one to fifteen-for-one. This authority was reaffirmed by our stockholders at the Annual Meeting on September 8, 2003. The timing and ratio of a reverse split, if any, is at the sole discretion of our board of directors, but it must be completed on or before December 2, 2003. On May 6, 2003, we transferred the listing of our common stock to The Nasdaq SmallCap Market. In connection with this transfer, and by additional notice, Nasdaq granted us an extension until December 31, 2003, to regain compliance with the Rule's minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq SmallCap Market. On September 16, 2003, the bid price for our stock had closed at $1.00 or above for ten consecutive days. On September 17, 2003, we received a letter from Nasdaq confirming that Tegal had regained compliance with the minimum bid price requirement and that the question of its continued listing on the SmallCap Market was now closed.

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

Risk Factors

      We have incurred operating losses and may not be profitable in the future; Our plans to maintain and increase liquidity may not be successful; Our auditors' report includes a going concern uncertainty explanatory paragraph; The accounting for the Debentures would result in significant expense amounts.

      We incurred net losses of $12.6 million and $8.7 million for the years ended March 31, 2003 and 2002, respectively, and generated negative cash flows from operations of $6.0 million and $3.6 million in these respective years. We also incurred a net loss of $2.9 million and generated cash flows from operations of $0.2 million during the six months ended September 30, 2003. These factors raise substantial doubt as to our ability to continue as a going concern, and our auditors have included a going concern uncertainty explanatory paragraph in their latest auditors' report dated June 10, 2003 which is included in our 10-K for the year ended March 31, 2003. Our plans to maintain and increase liquidity include the restructuring executed during fiscal 2002 and 2003, which reduced headcount from 155 employees to 81 employees and has reduced our cost structure entering fiscal 2004. We believe the cost reduction and a projected increase in sales during fiscal 2004 will generate sufficient cash flows to fund our operations through March 31, 2004. However, these projected sales are to a limited number of new and existing customers and are based, for the most part, on internal and customer provided estimates of future demand, not firm customer orders. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

      Our debentures issued in June and September are convertible at a conversion rate of $0.35 per share, which was lower than the common stock's prices at June 30, 2003, the commitment date for the first tranche and September 8, 2003, the stockholder approval date for the second tranche. Additionally, we granted a 20% warrant coverage to our debenture holders. The value of both the beneficial conversion feature and warrants resulted in a significant debt discount which will be accreted as interest expense over the eight-year life of the debentures. This will result in substantial interest expense during fiscal 2004 and through fiscal 2011 or until the debentures are converted.

Our debentures include a material adverse change clause.

      As disclosed in our Current Report on Form 8-K filed with the SEC on June 2, 2003, our 2% Convertible Secured Debentures Due 2011 that we sold on June 30, 2003 and September 9, 2003 include a material adverse change clause. This material adverse change clause allows the debenture holders to demand the immediate payment of all outstanding balances upon the debenture holders' determination of the occurrence of deemed material adverse changes to our financial condition, business or operations as determined by the debenture holders based on required financial reporting and other criteria. Potential material adverse changes causing us to default on the debentures may include any significant adverse effect on our financial condition arising from an event not previously disclosed in our SEC filings such as a significant litigation judgment against Tegal, bankruptcy or termination of the majority of our customer relationships. As of July 31, 2003, $0.9 million principal amount, and as of October 9, 2003, $6.2 million principal amount of our 2% Convertible Secured Debentures Due 2011 plus accrued interest payable in kind by issuance of additional debentures convertible into common stock in the amount of such interest could be demanded for immediate payment by the debenture holders upon such an event of default. In the event of such a demand, Tegal would need to pursue additional funding for repayment of such amount, or risk insolvency.

The conversion of our convertible securities, the exercise of outstanding warrants, options and other rights to obtain additional shares will dilute the value of the shares.

      On June 30, 2003, we entered into agreements with investors to raise up to $7.2 million in a private placement of convertible debt financing to be completed in two tranches, the first of which was completed on June 30, 2003 for $0.9 million and the second of which was completed on September 9, 2003 for $6.2 million following stockholder approval on September 8, 2003. As of September 10, 2003, there are debentures convertible into 20,471,428 shares of our common stock (2,655,554 from the first tranche and 17,815,874 from the second tranche, all of which are based on a conversion price of $0.35 per share and a cash payment in lieu of any fractional share), warrants exercisable for approximately 4,094,212 shares of our common stock (531,103 from the first tranche and 3,563,109 from the second tranche), advisor warrants convertible into 1,756,127 shares, 3,542,436 shares issuable as interest payment in lieu of cash and options exercisable for approximately 1,474,725 shares of our common stock. In addition, we have warrants outstanding from previous offerings for approximately 1,705,964 shares of our common stock.

      The conversion of these convertible securities and the exercise of these warrants will result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby. In addition, the conversion price of the Debentures or the exercise price of the warrants may be lowered under the price adjustment provisions in the event of a "dilutive issuance," that is, if we issue common stock at any time prior to their maturity at a per share price below such conversion or exercise price, either directly or in connection with the issuance of securities that are convertible into, or exercisable for, shares of our common stock. A reduction in the exercise price may result in the issuance of a significant number of additional shares upon the exercise of the warrants.

      Neither the debentures nor the warrants establish a "floor" that would limit reductions in such conversion price or exercise price. The downward adjustment of the conversion price of these debentures and of the exercise price of these warrants could result in further dilution in the value of the shares of our outstanding common stock and the voting power represented thereby.

      On October 14, 2003, we registered 3,542,436 shares which can be issued as interest payments to the debenture holders in lieu of cash. The number of shares issuable as interest payments is calculated by dividing total interest due over the life of the debentures at 2% per annum by a price per share of $0.35. If we elect to use such shares to pay interest, such issuance will result in dilution to our stockholders.

Sales of substantial amounts of our shares of common stock could cause the price of our common stock to go down.

      To the extent the holders of our convertible securities and warrants convert or exercise such securities and then sell the shares of our common stock they receive upon conversion or exercise, our stock price may decrease due to the additional amount of shares available in the market. The subsequent sales of these shares could encourage short sales by our stockholders and others which could place further downward pressure on our stock price. Moreover, holders of these convertible securities and warrants may hedge their positions in our common stock by shorting our common stock, which could further adversely affect our stock price. The effect of these activities on our stock price could increase the number of shares issuable upon future conversions of our convertible securities or exercises of our warrants.

      We received stockholder approval to increase the number of authorized shares of common stock to 100,000,000 shares and to effect a reverse stock split. We may also issue additional capital stock, convertible securities and/or warrants to raise capital in the future. In addition, we may elect to pay any accrued interest on the outstanding $7.2 million principal amount of debentures with shares of our common stock. Interest on the debentures is compounded quarter-annually, based on 2% per annum on the principal amount outstanding. In addition, to attract and retain key personnel, we may issue additional securities, including stock options. All of the above could result in additional dilution of the value of our common stock and the voting power represented thereby. No prediction can be made as to the effect, if any, that future sales of shares of our common stock, or the availability of shares for future sale, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our common stock and may make it more difficult for us to sell our equity securities in the future at a time and price which we deem appropriate. Public or private sales of substantial amounts of shares of our common stock by persons or entities that have exercised options and/or warrants could adversely affect the prevailing market price of the shares of our common stock.

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

      On September 6, 2002, we received notification from Nasdaq that for the 30 days prior to the notice, the price of our common stock had closed below the minimum $1.00 per share bid price requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the "Rule"), and were provided 90 calendar days, or until December 5, 2002, to regain compliance. Our bid price did not close above the minimum during that period. On December 6, 2002, we received notification from Nasdaq that our securities would be delisted from The Nasdaq National Market, the exchange on which our stock was listed prior to May 6, 2003, on December 16, 2002 unless we either (i) applied to transfer our securities to The Nasdaq SmallCap Market, in which case we would be afforded additional time to come into compliance with the minimum $1.00 bid price requirement; or (ii) appealed the Nasdaq staff's determination to the Nasdaq's Listing Qualifications Panel (the "Panel"). On December 12, 2002 we requested an oral hearing before the Panel and such hearing took place on January 16, 2003 in Washington, D.C. Our appeal was based, among other things, on our intention to seek stockholder approval for a reverse split of our outstanding common stock. On April 28, 2003 at a special meeting of our stockholders, our board of directors was granted the authority to effect a reverse split of our common stock within a range of two-for-one to fifteen-for-one. This authority was reaffirmed by our stockholders at the Annual Meeting on September 8, 2003. The timing and ratio of a reverse split, if any, is at the sole discretion of our board of directors, but it must be completed on or before December 2, 2003. On May 6, 2003, we transferred the listing of our common stock to The Nasdaq SmallCap Market. In connection with this transfer, and by additional notice, Nasdaq granted us an extension until December 31, 2003, to regain compliance with the Rule's minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq SmallCap Market. On September 16, 2003, the bid price for our stock had closed at $1.00 or above for ten consecutive days. On September 17, 2003, we received a letter from Nasdaq confirming that Tegal had regained compliance with the minimum bid price requirement and that the question of its continued listing on The SmallCap Market was now closed.

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

      o     seasonal fluctuations in sales;

      o changes in the mix of our revenues represented by our various products and customers;

      o adverse changes in the level of economic activity in the United States or other major economies in which we do business;

      o     foreign currency exchange rate fluctuations;

      o expenses related to, and the financial impact of, possible acquisitions of other businesses; and

      o changes in the timing of product orders due to unexpected delays in the introduction of our customers' products, due to lifecycles of our customers' products ending earlier than expected or due to market acceptance of our customers' products.

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

      International sales accounted for 66%, 67% and 61% of total revenue for fiscal 2003, 2002 and 2001, respectively. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a detrimental effect on our operations, financial results and cash flows.

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

We must integrate our acquisition of Sputtered Films and proposed acquisition of Simplus Systems Corporation and we may need to make additional future acquisitions to remain competitive. The process of identifying, acquiring and integrating future acquisitions may constrain valuable management resources, and our failure to effectively integrate future acquisitions may result in the loss of key employees and the dilution of stockholder value and have an adverse effect on our operating results.

      We acquired Sputtered Films, Inc. in August 2002. On November 10, 2003, the Company entered into a definitive agreement to purchase substantially all of the assets and assume certain liabilities of Simplus Systems Corporation of Fremont, California, a development stage company. We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. We may encounter problems with the assimilation of Sputtered Films and Simplus or businesses, products or technologies acquired in the future including:

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

      o use of substantial portions of our available cash as all or a portion of the purchase price; and

      o dilution of our current stockholders due to the issuance of additional securities as consideration for acquisitions.

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

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      31 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

            Current Report on Form 8-K filed on July 2, 2003, under item 5 and item 7 thereof .

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TEGAL CORPORATION
                                        (Registrant)


                                        /s/ THOMAS R. MIKA
                                        ----------------------------------------
                                        Thomas R. Mika
                                        Chief Financial Officer

Dated: November 14, 2003