Form 10-Q
period 2003-12-31
TEGAL CORP /DE/
filed 2004-02-13
CIK 931059

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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


                                 ---------------

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

      As of February 10, 2004, there were 36,226,589 shares of our common stock outstanding.

================================================================================

                       TEGAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                 PAGE
                                                                                 ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

             Condensed Consolidated Balance Sheets as of December 31, 2003 and
             March 31, 2003 .....................................................   3

             Condensed Consolidated Statements of Operations -- for the three
             and nine months ended December 31, 2003 and 2002 ...................   4

             Condensed Consolidated Statements of Cash Flows -- for the nine
             months ended December 31, 2003 and 2002 ............................   5

             Notes to Condensed Consolidated Financial Statements ...............   6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS ..............................................  13

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........  17

ITEM 4.      CONTROLS AND PROCEDURES ............................................  17

                         PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS ..................................................  18

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS ..........................  18

ITEM 5.      OTHER INFORMATION ..................................................  19

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K ...................................  28

SIGNATURES ......................................................................  43

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEGAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS
                                                                                      DECEMBER 31,    MARCH 31,
                                                                                         2003            2003
                                                                                       --------        --------
Current assets:
  Cash and cash equivalents ....................................................       $  5,089        $    912
  Trade receivables, net .......................................................          2,985           2,681
  Inventories ..................................................................          4,914           7,032
  Prepaid expenses and other current assets ....................................          2,983             465
                                                                                       --------        --------
      Total current assets .....................................................         15,971          11,090

Property and equipment, net ....................................................          4,093           4,916
Intangible assets, net .........................................................          1,251             959
Other assets ...................................................................            267             244
                                                                                       --------        --------
      Total assets .............................................................       $ 21,582        $ 17,209
                                                                                       ========        ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable ................................................................       $    166        $    389
  2% convertible debentures, net ...............................................             72              --
  Accounts payable .............................................................          1,494           1,923
  Accrued product warranty .....................................................            286             734
  Customer deposits ............................................................          1,142              --
  Accrued expenses and other current liabilities ...............................          2,997           2,679
   Deferred revenue ............................................................            331             324
                                                                                       --------        --------
      Total current liabilities ................................................          6,488           6,049
Other long-term obligations ....................................................            111              --
Long-term portion of capital lease obligation ..................................             54              37
                                                                                       --------        --------
      Total liabilities ........................................................          6,653           6,086
                                                                                       --------        --------

Stockholders' equity:
  Common stock .................................................................            300             161
  Additional paid-in capital ...................................................         82,268          68,806
  Accumulated other comprehensive income .......................................            254             465
  Accumulated deficit ..........................................................        (67,893)        (58,309)
                                                                                       --------        --------
      Total stockholders' equity ...............................................         14,929          11,123
                                                                                       --------        --------
                                                                                       $ 21,582        $ 17,209
                                                                                       ========        ========

                             See accompanying notes.

ITEM 2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEGAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   DECEMBER 31,                    DECEMBER 31,
                                              2003            2002            2003            2002
                                            --------        --------        --------        --------
Revenue .............................       $  3,276        $  3,701        $ 10,371        $ 10,098
Cost of revenue .....................          3,331           3,613           8,397          11,439
                                            --------        --------        --------        --------
   Gross profit (loss) ..............            (55)             88           1,974          (1,341)
                                            --------        --------        --------        --------

Operating expenses:
   Research and development .........            951           1,102           2,490           3,397
   Sales and marketing ..............            592             855           1,760           2,260
   General and administrative .......            812           1,452           2,764           3,776
 In-process research and development           2,202              --           2,202              --
                                            --------        --------        --------        --------
      Total operating expenses ......          4,557           3,409           9,216           9,433
                                            --------        --------        --------        --------
      Operating loss ................         (4,612)         (3,321)         (7,242)        (10,774)
Other income (expense), net
 Interest expense, net ..............         (2,055)            (54)         (2,408)           (360)
 Other income (expense) .............              6             113              66             204
                                            --------        --------        --------        --------
 Total other income (expense), net ..         (2,049)             59          (2,342)           (156)
                                            --------        --------        --------        --------
         Net loss ...................       $ (6,661)       $ (3,262)       $ (9,584)       $(10,930)
                                            ========        ========        ========        ========
Net loss per share, basic and diluted       $  (0.29)       $  (0.20)       $  (0.52)       $  (0.73)
                                            ========        ========        ========        ========
Shares used in per share computation:
   Basic ............................         23,234          16,002          18,588          15,048
   Diluted ..........................         23,234          16,002          18,588          15,048

                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                       2003            2002
                                                                     --------        --------
Cash flows from operating activities:
 Net loss ....................................................       $ (9,584)       $(10,930)
 Adjustments to reconcile net loss to cash used in
  operating activities:
 Non cash in-process research & development charge ...........          2,202              --
 Depreciation and amortization ...............................            987             743
 Non cash  interest  expense - accretion of debt
   discount and amortization of debt issuance costs ..........          2,346              --
 Fair value of warrants issued for services rendered .........            159             121
 Provision for doubtful accounts and sales return allowances .             90            (116)
 Excess and obsolete inventory provision .....................            967           1,922
 Changes in operating assets and liabilities:
         Receivables .........................................           (444)          1,822
         Inventories .........................................          1,114           2,538
         Prepaid expenses and other assets ...................           (487)            753
         Accounts payable ....................................           (474)            465
         Accrued expenses and other liabilities ..............             88            (653)
         Accrued product warranty ............................           (540)           (166)
         Customer deposits ...................................          1,142             574
         Deferred revenue ....................................              6            (864)
                                                                     --------        --------
            Net cash used in operating activities ............         (2,428)         (3,791)
                                                                     --------        --------

Cash flows used in investing activities:
  Purchases of property and equipment ........................            (19)           (323)
                                                                     --------        --------

Cash flows from financing activities:
    Gross proceeds from the issuance of convertible debentures          7,165              --
    Convertible debentures issuance costs ....................           (982)             --
    Net proceeds from issuance of common stock ...............            609              27
    Borrowings under lines of credit .........................            183           5,467
    Repayment of borrowings under lines of credit ............           (416)         (6,209)
    Proceeds from and (payments on) capital lease financing ..             28              (5)
                                                                     --------        --------
      Net cash provided by (used in) financing activities ....          6,587            (720)
                                                                     --------        --------

Effect of exchange rates on cash and cash equivalents ........             37              98
                                                                     --------        --------
Net increase (decrease) in cash and cash equivalents .........          4,177          (4,736)
                                                                     --------        --------
Cash and cash equivalents at beginning of period .............            912           8,100
                                                                     --------        --------
Cash and cash equivalents at end of period ...................       $  5,089        $  3,364
                                                                     ========        ========

                             See accompanying notes.

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES (IN THOUSANDS):

         On November 11, 2003, the Company purchased certain assets and assumed certain liabilities of Simplus Systems. Consideration totaled $2,522 and consisted of 1,500,000 shares of the Company's common stock valued at $2,310, fully vested Tegal employee stock options to purchase 58,863 shares of the Company's common stock at an exercise price of $3.09 per share, valued at $32 and transaction costs of $180. The purchase price was allocated as follows:

Assets acquired:
   Fixed assets ...........................................                  48
   Identifiable intangible assets .........................                 389
   In-process research and development ....................               2,202
                                                                        -------
Total assets ..............................................               2,639
Liabilities assumed:
   Current liabilities ....................................                (117)
                                                                        -------
Net assets acquired .......................................             $ 2,522
                                                                        =======


                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


1. BASIS OF PRESENTATION:

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2003 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Tegal Corporation (the "Company") for the fiscal year ended March 31, 2003. The results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of results to be expected for the entire year.

     The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $9,584 and $10,930 for the nine months ended December 31, 2003 and 2002, respectively. The Company generated negative cash flows from operations of $2,428 and $3,791 for the periods ended December 31, 2003 and 2002, respectively. To finance its operations, the Company raised approximately $6,626 in net proceeds from the sale of convertible debentures and the issuance of common stock as a result of the exercise of warrants during the nine-month period ended December 31, 2003 (see Note 9). Management believes that these proceeds, combined with the effects of its cost compression program, will be adequate to fund operations through fiscal year 2005. However, projected sales may not materialize and unforeseen costs may be incurred. Additionally, the convertible debentures agreement includes a material adverse change clause which allows the debenture holders to demand the immediate payment of all outstanding balances upon the debenture holders' determination of the occurrence of deemed material adverse changes to the Company's financial condition, business or operations as determined by the debenture holders based on required financial reporting and other criteria. These issues raise substantial doubt about the Company's ability to continue as a going concern. Our auditors have included a going concern uncertainty explanatory paragraph in their latest auditors' report dated June 10, 2003 which is included in our 10K for the year ended March 31, 2003.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Substantially all of the Company's cash equivalents are invested in highly liquid money market accounts. The Company's accounts receivables are derived from sales to customers located in the U.S., Europe, and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains allowances for potential credit losses. Write-offs during the periods presented have been insignificant. As of December 31, 2003 and March 31, 2003, three customers accounted for approximately 57% and one customer accounted for approximately 38% respectively, of the accounts receivable balance.

    During the three months ended December 31, 2003, two customers accounted for 38% of total revenues. During the nine months ended December 31, 2003 and December 31, 2002, two customers accounted for 29% and one customer accounted for 14% of total revenues, respectively.

2. STOCK-BASED COMPENSATION:

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

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       DECEMBER 31,                     DECEMBER 31,
                                                                    2003            2002            2003            2002
                                                                  --------        --------        --------        --------
Net loss as reported ......................................       $ (6,661)       $ (3,262)       $ (9,584)       $(10,930)
Add:  Stock-based employee compensation expense included in
    Reported net loss
Deduct:  Total stock-based employee compensation expense
    Determined under fair value method for all awards .....            (32)            (91)           (121)           (357)
                                                                  --------        --------        --------        --------
Proforma net loss .........................................       $ (6,693)       $ (3,353)       $ (9,705)       $(11,287)
                                                                  ========        ========        ========        ========
Basic net loss per share:
As reported ...............................................       $   (.29)       $   (.21)       $   (.52)       $   (.75)
                                                                  ========        ========        ========        ========
Proforma ..................................................       $   (.29)       $   (.21)       $   (.52)       $   (.75)
                                                                  ========        ========        ========        ========


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

      On October 28, 2003, the Board of Directors granted options to purchase 3,410,000 shares of the Company's common stock at an exercise price of $1.03 per share, which was the closing price of the Company's common stock on October 28, 2003, to certain employees and directors of the Company. On December 18, 2003, the Company granted options to purchase 500,000 shares of the Company's common stock at an exercise price of $2.14 per share to certain employees, which was the closing price of the Company's common stock on December 18, 2003.

3. INVENTORIES:

                                                    DECEMBER 31,       MARCH 31,
                                                        2003             2003
                                                       ------           ------
Raw materials ............................             $1,777           $3,218
                                                       ------           ------
Work in progress .........................              1,887            1,937
                                                       ------           ------
Finished goods and spares ................              1,250            1,877
                                                       ------           ------
                                                       $4,914           $7,032
                                                       ======           ======


   The Company recorded a $967 provision for excess and obsolete raw materials and spare parts inventory during the quarter ended December 31, 2003 as a result of reduced revenue projections which reflect the continued slow-down of the semiconductor sector. Additionally, the spares requested by customers do not necessarily match those parts that are in inventory, which has created an excess of spare parts.

4. PRODUCT WARRANTY:

    The Company provides for estimated product warranty costs on all system sales based on the estimated cost of product warranties at the time revenue is recognized. The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from estimates, revisions to the estimated warranty liability may be required.

    Warranty activity for the three-month and nine-month periods ended December 31, 2003 and 2002 was:

                                                          WARRANTY ACTIVITY FOR THE     WARRANTY ACTIVITY FOR THE
                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                DECEMBER 31,                   DECEMBER 31,
                                                           ----------------------        ----------------------
                                                             2003          2002            2003           2002
                                                           -------        -------        -------        -------
         Balance at the beginning of the period ....       $   386        $ 1,064        $   734        $ 1,205
                                                           -------        -------        -------        -------
         Additional warranty accruals for
         warranties issued during the period .......            43             92            188            303
         Accruals related to pre-existing warranties            --             --           (227)            --
                                                           -------        -------        -------        -------
         Less settlements made during the period ...          (143)          (117)          (409)          (469)
                                                           -------        -------        -------        -------
         Balance at the end of the period ..........       $   286        $ 1,039        $   286        $ 1,039
                                                           =======        =======        =======        =======



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

5. NET LOSS PER COMMON SHARE:

    Basic Net Loss Per Share ("EPS") is calculated by dividing net profit (loss) for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the number of additional common shares that would have been outstanding if the dilutive potential common shares ("common stock equivalents") had been issued.

    Common stock equivalents for the three months ended December 31, 2003 and December 31, 2002, and the nine months ended December 31, 2003 and December 31, 2002 were 19,477,218 and 220,513, and 18,766,218 and 408,873, respectively, and have been excluded from shares used in calculating diluted loss per share because their effect would be antidilutive. The antidilutive securities excluded from shares used in calculating diluted loss per share are as follows (in thousands):

                                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                            DECEMBER 31,               DECEMBER 31,
                                                                         2003         2002         2003         2002
                                                                        -------      -------      -------      -------
         Antidilutive common equivalent shares:
         Options and warrants ....................................        9,916          220        9,205          408
         Shares issuable upon conversion of convertible debentures        9,560           --        9,560           --
                                                                        -------      -------      -------      -------
         Total antidilutive shares ...............................       19,476          220       18,765          408
                                                                        =======      =======      =======      =======

6. LINES OF CREDIT:

     On June 30, 2003, the Company entered into an Amended Letter Agreement and Subordination Agreement with Silicon Valley Bank, which subordinated the bank's interest in Tegal's intellectual property to the investors in the Convertible Debt Financing (See Note 9). The Company agreed not to request, until such time as the investors' security interest in the intellectual property was terminated, any loan, letter of credit, foreign exchange forward contract, cash management service or credit accommodation under the Company's current line of credit with Silicon Valley Bank. As of December 31, 2003, the Company had no amounts outstanding under this domestic line of credit, which had been collateralized by substantially all of the Company's domestic assets and which was further limited by the amounts of accounts receivable and inventories on the Company's balance sheet. The facility had a maximum borrowing capacity of $10.0 million, and bore interest at prime plus 1.0 %, or 5.25 % as of December 31, 2003. On January 19, 2004, the Company entered into a new line of credit with Silicon Valley Bank that will be available until January 19, 2005. The new line of credit has a maximum borrowing capacity of $3.5 million, bears interest of prime plus 1.0% and is collateralized by substantially all of the Company's domestic and Japanese assets.

     As of December 31, 2003, the Company's Japanese subsidiary had $6 outstanding under its bank line of credit which is collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375 % as of December 31, 2003) plus 1.0%, and has a total capacity of 150 million yen (approximately $1,401 at exchange rates prevailing on December 31, 2003). As of March 31, 2003, the Company's Japanese subsidiary had approximately $70 outstanding under its bank line of credit which was collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable.

     Notes  payable  as  of  December  31,  2003  consisted   primarily  of  one
outstanding note, to the California Trade and Commerce Agency for $139. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75% with monthly interest only payments of approximately $4.2 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation.

     The Company also entered into a convertible debenture financing, which is described in Note 9 to the financial statements.

7.  COMPREHENSIVE LOSS:

    The components of comprehensive loss for the three and nine-month periods ended December 31, 2003 and 2002 are as follows:

                                                   THREE MONTHS                      NINE MONTHS
                                                       ENDED                            ENDED
                                                    DECEMBER 31,                     DECEMBER 31,
                                              ------------------------        ------------------------
                                                2003            2002            2003            2002
                                              --------        --------        --------        --------
Net loss ..............................         (6,661)       $ (3,262)       $ (9,584)       $(10,930)
Foreign currency translation adjustment            111             (33)            211             (27)
                                              --------        --------        --------        --------
                                              $ (6,550)       $ (3,295)       $ (9,373)       $(10,957)
                                              ========        ========        ========        ========


8. ACQUISITIONS:

     Simplus Systems Corporation:

     On November 11, 2003, the Company acquired substantially all of the assets and certain liabilities of Simplus Systems Corporation, ("Simplus"), a development stage company, pursuant to an asset purchase agreement. Simplus had developed a deposition cluster tool and certain processes for barrier, copper seed and high-K dielectric applications. The purchase consideration of $2,522 includes 1,500,000 shares of the Company's common stock valued at $2,310; 58,863 fully vested employee stock options to purchase Tegal common stock at an exercise price of $3.09 per share valued at $32, and acquisition costs of $180.

     During the three months ended December 31, 2003, the Company completed the preliminary allocation of the purchase price of Simplus. The following table represents the preliminary allocation of the purchase price for Simplus. In estimating the fair value of the assets acquired and liabilities assumed, management considered various factors, including an independent appraisal.


Fair value fixed assets acquired ..       $    48
Work Force ........................            50
Patents ...........................           339
In-process research and development         2,202
Assumed liabilities ...............          (117)
                                          -------
                                          $ 2,522
                                          =======

The assets will be amortized over a period of years shown on the following table:


Fixed assets acquired                       1 year
Work Force ..........                       2 years
Patents .............                       5 years


     The fair value underlying the $2.2 million assigned to acquired in-process research and development ("IPR&D") in the Simplus acquisition was charged to the Company's results of operations during the quarter ended December 31, 2003 and was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. Projects in the IPR&D category are certain design change improvements on the existing 150mm and 200mm systems and the development of a 300mm system. The design change improvements on the existing systems is estimated to cost approximately $500,000 to $1 million, is approximately 90% complete and will be completed by December 31, 2004. The development of a 300mm system is estimated to be approximately 10% complete, and to cost between $2 and $4 million over the next two to four years, as market demand materializes.

     The IPR&D value of $2.2 million was determined by an income approach where fair value is the present value of projected free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a seven-year period were discounted at a rate of 32% in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management's estimates of revenue, expenses and asset requirements. Any delays or failures in the completion of these projects could impact expected return on investment and future results of operations. In addition, the Company's financial condition would be adversely affected if the value of other intangible assets acquired became impaired.

     All of these projects have completion risks related to functionality, architecture performance, process technology availability, continued availability of key technical personnel, product reliability and availability of software support. To the extent that estimated completion dates are not met, the risk of competitors' product introductions is greater and revenue opportunity may be permanently lost.

     Sputtered Films, Inc:

     On August 30, 2002, the Company acquired Sputtered Films, Inc., a California corporation ("Sputtered Films") pursuant to an Agreement and Plan of Merger Agreement dated August 13, 2002. The following unaudited proforma financial results of Tegal Corporation and Sputtered Films for the three and nine months ended December 31, 2002 give effect to the acquisition of Sputtered Films as if the acquisition had occurred on April 1, 2002 and includes adjustments such as amortization of intangible assets directly attributable to the acquisition, and expected to have a continuing impact on the combined Company.

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

Unaudited actual and proforma financial Information (in thousands, except share and per share amounts):

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    DECEMBER 31,                   DECEMBER 31,
                                             ------------------------        ------------------------
                                                2003           2002            2003            2002
                                             --------        --------        --------        --------
Revenue ..............................       $  3,276        $  3,701        $ 10,371        $ 11,763
Net loss .............................       $ (6,661)       $ (3,262)       $ (9,584)       $(11,473)

Net loss per share, basic and diluted        $  (0.29)       $  (0.20)       $  (0.52)       $  (0.72)

Shares used in per share computations:
  Basic ..............................         23,233          16,002          18,588          15,881
  Diluted ............................         23,233          16,002          18,588          15,881


9. CONVERTIBLE DEBENTURE FINANCING:

     On June 30, 2003, the Company signed definitive agreements with investors to raise up to $7.2 million in a private placement of convertible debt financing to be completed in two tranches. The first tranche, which closed on June 30, 2003, involved the sale of debentures in the principal amount of $929. The Company received $424 in cash on June 30, 2003 and the remaining balance of $505 on July 1, 2003, which was recorded as an other receivable as of June 30, 2003. The closing of the second tranche, which occurred on September 9, 2003 following shareholder approval on September 8, 2003, resulted in the receipt of approximately $6,236 in cash on September 10, 2003.

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

     The Company was required to pay a cash fee of up to 6.65% of the gross proceeds of the debentures to certain financial advisors upon the closing of the second tranche. A fee of $448 has been recorded as a debt issuance cost and was paid in September 2003. The financial advisors also were granted warrants to purchase 1,756,127 shares of the Company's common stock at an exercise price of $0.35 per share. These warrants were valued at $1,387 using the Black-Scholes option pricing model with the following variables: stock fair value of $0.93, term of five years, volatility of 95% and risk-free interest rate of 2.5%. During the three-month period ended December 31, 2003, the financial advisors exercised warrants for 763,563 shares, leaving advisor warrants for 992,257 shares unexercised at the end of the quarter.

     The debentures accrue interest at the rate of 2% per annum. Both the principal of, and the interest on, the debentures are convertible at the rate of $0.35 per share. The principal of the debentures is convertible into 20,471,428 shares of the Company's common stock. The closing prices of the Company's common stock on June 30, 2003 and September 9, 2003, the closing dates for the first and second tranches, respectively, were $0.55 and $1.49. Therefore, a beneficial conversion feature exists which needs to be accounted for under the provisions of EITF 00-27, Application of Issue 98-5 to Certain Convertible Instruments. A beneficial feature also exists in connection with the conversion of the interest on the debentures into shares of common stock.

     As of December 31, 2003, several debenture holders converted debentures in the principal amount of $3,774 into 10,745,054 shares of the Company's common stock. In addition, 41,681 shares were issued which represented interest payable to the debenture holders at the time of the conversions. As of December 31, 2003, there remained convertible debentures in the principal amount of $3,391 convertible into 9,689,319 shares of the Company's common stock.

     In addition, the debenture holders were granted warrants to purchase 4,094,215 shares of the Company's common stock at an exercise price of $0.50. The warrants expire after eight years. The warrants were valued using the Black-Scholes model with the following variables: fair value of common stock of $0.35 for the first tranche debentures and $0.93 for the second tranche debentures, volatility of 37% and risk-free interest rate of 2.5%. As of December 31, 2003, the debenture holders had exercised warrants to purchase 437,139 shares of the Company's common stock. As of December 31, 2003, there remained unexercised warrants held by the debenture holders for 3,657,076 of the Company's common stock.

     The relative fair value of the warrants of $1,572 has been classified as equity because it meets all the equity classification criteria of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

     The following table presents the amounts originally allocated to the beneficial conversion feature and warrants and the outstanding balance of debt at December 31, 2003 after accounting for these two equity instruments and conversions (in thousands):

                                                          FIRST         SECOND
                                                         TRANCHE        TRANCHE         TOTAL
                                                         -------        -------        -------
Debentures - principal amount ....................       $   929        $ 6,236        $ 7,165

Beneficial conversion feature (included in equity)          (653)        (6,236)        (6,889)

Warrants (included in equity) ....................           (61)            --            (61)

Conversions to common stock ......................          (174)            --           (174)

Accretion of debt discount .......................             8             23             31
                                                         -------        -------        -------
Net amount of 2% convertible debentures ..........       $    49        $    23        $    72
                                                         =======        =======        =======


     The beneficial conversion feature was recorded as a credit to equity with the offsetting debit as a debt discount, which significantly reduced the debt balance. The debt balance is gradually increased to the face value of the debt over the eight-year term of the debt. The effect of an early conversion is to stop accretion to such pay out amount for the converted debentures. Additionally, any associated accretion and debt balance originally not offset by the debt discount relating to the converted debentures is reclassified to equity at the time of conversion.

     The issuance costs associated with the debentures amounted to $3,940 and are comprised of $982 in cash issuance costs, $1,387 associated with warrants issued to financial advisors and $1,572 associated with warrants issued to the second tranche debenture holders. These costs have been recorded as a short-term asset to be amortized over the life of the debt. Amortization of debt issuance costs for the quarter ended December 31, 2003 amounted to $1,926.

     The value of the beneficial conversion feature, warrants and debt issuance costs are being amortized as interest expense over the life of the debt using the effective interest method. Interest expense for the quarter ended December 31, 2003 amounted to $2,044. This amount is comprised of $26 in nominal interest, $92 in amortization of beneficial conversion feature and $1,926 in amortization of debt issuance costs. Interest expense for the nine months ended December 31, 2003 amounted to $2,347. This amount is comprised of $37 in nominal interest, $343 in amortization of beneficial conversion feature and $1,967 in amortization of debt issuance costs.

     Amortization will accelerate if the Company repays the debt early, upon conversion, if the material adverse change clause is invoked, or if it is deemed that such invocation is probable given the presence of negative factors or if the debt is converted into common stock. The Company will assess the probability of the occurrence of the material adverse change clause on a quarterly basis.

10. SUBSEQUENT EVENT:

     On February 11, 2004, the Company signed a $25 million equity facility with Kinsbridge Capital, a firm that specializes in the financing of small to medium sized technology-based companies. The arrangement will allow the Company to sell shares of its common stock to Kingsbridge at its sole discretion over a 24-month period on a "when and if needed" basis. Kingsbridge Capital is required under the terms of the arrangement to purchase Tegal's stock, following the effectiveness of a registration statement. The price of the common shares issued under the agreement is based on a discount to the volume-weighted average market price during a specified drawdown period. The Company has no obligation to draw down all or any portion of the commitment.

     In connection with the agreement, the Company issued fully vested warrants to Kingsbridge Capital to purchase 300,000 shares of the Company's common stock at an exercise price of $4.11 per share.

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

RESULTS OF OPERATIONS

     Tegal designs, manufactures, markets and services plasma etch systems used in the fabrication of integrated circuits, memory devices, read-write heads for the disk drive industry, printer heads, telecommunications equipment, small flat panel displays, device-level packaging, mask/reticle formation and MEMS. With the acquisition of Sputtered Films on August 30, 2002, and the acquisition of Simplus on November 11, 2003, the Company now also provides deposition capabilities. The acquisition of Sputtered Films and Simplus secured a source for a complementary deposition technology for our new materials strategy. The continuation of Moore's Law is dependent on the adoption of a variety of new materials that, because of their composition, are extremely difficult to deposit an etch uniformly. Since the mid-1990's Tegal has focused on developing and implementing process solutions for the new materials being adopted by the makers of advanced semiconductor and nanotechnology devices.

    The following table sets forth certain financial items as a percentage of revenue for the three and nine-month periods ended December 31, 2003 and 2002:


                                                                THREE MONTHS                 NINE MONTHS
                                                                   ENDED                        ENDED
                                                                DECEMBER 31,                 DECEMBER 31,
                                                            2003          2002           2003         2002
               Revenue ..............................       100.0%        100.0%        100.0%        100.0%
               Cost of sales ........................       101.7          97.6          81.0         113.4
                                                           ------        ------        ------        ------
                  Gross profit (loss) ...............        (1.7)          2.4          19.0         (13.4)
               Operating expenses:
                  Research and development ..........        29.0          29.8          24.0          33.6
                  Sales and marketing ...............        18.1          23.1          17.0          22.4
                  General and administrative ........        24.8          39.2          26.6          37.4
                  In-process research and development        67.2            --          21.2            --
                                                           ------        ------        ------        ------
                     Total operating expenses .......       139.1          92.1          88.9          93.4
                                                           ------        ------        ------        ------
                        Operating loss ..............      (140.8)        (89.7)        (69.8)       (106.8)
               Other income, net
                Interest expense, net ...............       (62.7)         (1.5)        (23.2)         (3.6)
                Other income (expense), net .........         0.2           3.1           0.6           2.1
                                                           ------        ------        ------        ------
               Other income (expense), net ..........       (62.5)          1.6         (22.6)         (1.5)
                                                           ------        ------        ------        ------
                Net loss ............................      (203.3%)       (88.1%)       (92.4%)      (108.3%)
                                                           ======        ======        ======        ======


     Revenue. System revenue for the three and nine months ended December 31, 2003 was $3,276 and $10,371 respectively, a decrease for the three months and an increase for the nine months of $425 and $273, respectively, over the comparable periods in 2002. The decrease for the three months ended December 31, 2003 was principally due to the sale of a 6500 series system upgrade as compared to the sale of one full 6500 series systems for the same period in the prior year. The increase for the nine months ended December 31, 2003 was principally due to the systems sales product mix as compared to the same period in the prior year. As of December 31, 2003 and 2002, our backlog was $5,189 and $2,774, respectively.

     Revenue from spare parts and service sales for the three months ended December 31, 2003 and December 31, 2002 were $1,930 and $1,860, respectively. The increase of spare parts and service revenue during the three months ended December 31, 2003 was primarily due to increased sales of spare parts as compared to the same period in the prior year. For the nine months ended December 31, 2003, service and spare parts revenue was $5,701, down from $5,809 for the nine-month period ended December 31, 2002. The decrease of spare parts and service revenue in the nine months ended December 31, 2003 was as a result of slow service and spare parts sales at the beginning of the current fiscal year, that is partially offset by an increase in the three months ended December 31, 2003, which the Company believes is due to increased usage of systems in the customers' facilities during the last three-month period.

    International sales as a percentage of the Company's revenue for the three and nine months ended December 31, 2003 were approximately 79.1% and 81.0%, respectively, and for the three and nine months ended December 31, 2002 were 83.2% and 77.2%, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

     Gross profit (loss). Gross profit (loss) as a percentage of revenue (gross margin) was (1.7)% and 2.4% for the three months ended December 31, 2003 and 2002, respectively, and 19.0% and (13.4)% for the nine months ended December 31, 2003 and 2002, respectively. The decrease in gross margin for the three months ended December 31, 2003 compared to the same period in the prior year was principally attributable to a $967 excess and obsolete inventory provision based on reduced revenue projections and recent changes in product mix of spare parts creating an excess of the spare parts currently in inventory. The increase in gross margin for the nine months ended December 31, 2003 compared to the same period in the prior year was principally attributable to a $1,922 excess and obsolete inventory provision based on reduced revenue projections during the prior year, which reflected the slow-down of the semiconductor sector.

     Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $951 and $1,102 for the three months and $2,694 and $3,397 for the nine months ended December 31, 2003 and 2002, respectively, representing 29.0% and 29.8% of revenue for the three months and 24.0% and 33.6% of revenue for the nine months ended December 31, 2003 and 2002, respectively. The decrease in research and development spending is primarily due to the completion and implementation of specific projects and the Company's continued cost reduction efforts.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $592 and $855 for the three months and $1,760 and $2,260 for the nine months ended December 31, 2003 and 2002, respectively, representing 18.1% and 23.1% of revenue for the three months and 17.0% and 22.4% of revenue for the nine months ended December 31, 2003 and 2002, respectively. The decrease in sales and marketing spending is due to the Company's continued cost reduction efforts.

     General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $812 and $1,452 for the three months and $2,764 and $3,776 for the nine months ended December 31, 2003 and 2002, respectively, representing 24.8% and 39.2% of revenue for the three months and 26.7% and 37.4% of revenue for the nine months ended December 31, 2003 and 2002, respectively. The decrease in general and administrative spending for the three-month period ended December 31, 2003, compared to the same periods in the prior year, was primarily attributable to the operating expenses that are incurred by Sputtered Films in the prior year. The decrease in general and administrative spending for the nine month period ended December 31, 2003, compared to the same periods in the prior year, was primarily attributable to Company's continued cost reduction efforts.

     In-process research & development. In-process research & development ("IPR&D") consists of those products obtained through acquisition that are not yet proven to be technologically feasible but have been developed to a point where there is value associated with them in relation to potential future revenue. Because technological feasibility was not yet proven and no alternative future uses are believed to exist for the in-process technologies, the assigned value of $2,202 was expensed immediately upon the date of the acquisition.

     The fair value underlying the $2.2 million assigned to IPR&D in the Simplus acquisition was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. Projects in the IPR&D category are certain design change improvements on the existing 150mm and 200mm systems and the development of a 300mm system. The design change improvements on the existing systems is estimated to cost approximately $500,000 to $1 million, is approximately 90% complete and will be completed by December 31, 2004. The development of a 300mm system is estimated to be approximately 10% complete, and to cost between $2 and $4 million over the next two to four years, as market demand materializes.

     The IPR&D value of $2.2 million was determined by an income approach where fair value is the present value of projected free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a seven-year period were discounted at a rate of 32% percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management's estimates of revenue, expenses and asset requirements. Any delays or failures in the completion of these projects could impact expected return on investment and future results of operations. In addition, the Company's financial condition would be adversely affected if the value of other intangible assets acquired became impaired.

     All of these projects have completion risks related to functionality, architecture performance, process technology availability, continued availability of key technical personnel, product reliability and availability of software support. To the extent that estimated completion dates are not met, the risk of competitors' product introductions is greater and revenue opportunity may be permanently lost.

     Interest expense, net. Interest expense consists primarily of interest expense on the debenture financing and the domestic line of credit offset in part by interest income on outstanding cash balances.

     Other income (expense), net. Other income (expense), net consists primarily of gains and losses on foreign exchange.

LIQUIDITY AND CAPITAL RESOURCES

    For the nine-month period ended December 31, 2003, we financed our operations through the use of outstanding cash balances, the sale of convertible debentures, and borrowings against our promissory note borrowing facilities in Japan, as well as our domestic line of credit.

    Net cash used in operations was $2,428 during the nine months ended December 31, 2003, due principally to a net loss of $9,584 offset by non cash expense from depreciation and amortization, warrants issued for services rendered, and non cash amortization of debt discount, and a non cash charge for acquired IPR&D related to the Simplus acquisition. Additionally, the net loss is offset by a net decrease in inventory and an increase in accounts receivable offset by a net decrease in accounts payable and accrued liabilities, offset by an increase in prepaid expenses and other assets. We expect to incur additional costs in connection with the completion of certain projects as a result of the acquisition of Simplus. Net cash used in operations was $3,791 during the nine months ended December 31, 2002, due principally to a net loss of $10,930 offset by non cash expense for depreciation and amortization, a non cash related provision for inventory and warrants issued for services rendered. Additionally, the net loss was offset by a decrease in accounts receivable and inventory offset, in part, by a decrease in deferred revenue and increase in prepaid expenses and other assets, and a decrease in accounts payable and other accrued liabilities.

    There were minimal capital expenditures for the nine months ended December 31, 2003. Capital expenditures totaled approximately $19 and $323 for the nine months ended December 31, 2003 and December 31, 2002, respectively. Capital expenditures in 2002 were incurred principally for leasehold improvements and to acquire design tools, analytical equipment and computers.

    Cash proceeds from financing activities totaled $6,587 for the nine months ended December 31, 2003 and were primarily from the sale of debentures and the subsequent exercise of common stock warrants by service providers and debenture holders, partially offset by the repayment of the Japanese line of credit. Net cash used in financing activities totaled $720 for the nine months ended
December 31, 2002 primarily related to the repayment of the domestic and Japanese lines of credit.

     On June 30, 2003, the Company entered into an Amended Letter Agreement and Subordination Agreement with Silicon Valley Bank, which subordinated the bank's interest in Tegal's intellectual property to the investors in the Convertible Debt Financing (See Note 9). The Company agreed not to request, until such time as the investors' security interest in the intellectual property was terminated, any loan, letter of credit, foreign exchange forward contract, cash management service or credit accommodation under the Company's current line of credit with Silicon Valley Bank. As of December 31, 2003, the Company had no amounts outstanding under this domestic line of credit, which had been collateralized by substantially all of the Company's domestic assets and which was further limited by the amounts of accounts receivable and inventories on the Company's balance sheet. The facility had a maximum borrowing capacity of $10.0 million, and bore interest at prime plus 1.0 %, or 5.25 % as of December 31, 2003. On January 19, 2004, the Company entered into a new line of credit with Silicon Valley Bank that will be available until January 19, 2005. The new line of credit has a maximum borrowing capacity of $3.5 million, bears interest of prime plus 1.0% and is collateralized by substantially all of the Company's domestic and Japanese assets.

     As of December 31, 2003, the Company's Japanese subsidiary had $6 outstanding under its bank line of credit which is collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375% as of December 31, 2003) plus 1.0%, and has a total capacity of 150 million yen (approximately $1,401 at exchange rates prevailing on December 31, 2003).

     Notes payable as of December 31, 2003 consisted primarily of one outstanding note to the California Trade and Commerce Agency for $139. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75% with monthly interest only payments of approximately $4.2 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation.

     The Company also entered into a convertible debenture financing, which is described in Note 9 to the financial statements.

     The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $9,584 and $10,930 for the nine months ended December 31, 2003 and 2002, respectively. The Company generated negative cash flows from operations of $2,428 and $3,791 for the periods ended December 31, 2003 and 2002, respectively. To finance its operations, the Company raised approximately $6,626 in net proceeds from the sale of convertible debentures and exercise of warrants during the nine-month period ended December 31, 2003 (see
Note 9). Management believes that these proceeds, combined with the effects of its cost compression program, will be adequate to fund operations through fiscal year 2005. However, projected sales may not materialize and unforeseen costs may be incurred. Additionally, the convertible debentures agreement includes a material adverse change clause which allows the debenture holders to demand the immediate payment of all outstanding balances upon the debenture holders' determination of the occurrence of deemed material adverse changes to the Company's financial condition, business or operations as determined by the debenture holders based on required financial reporting and other criteria. These issues raise substantial doubt about the Company's ability to continue as a going concern.

     For more information on our capital resources, see "Risk Factors" in Part II, Item 5.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our cash equivalents are principally comprised of money market accounts. As of December 31, 2003, we had cash equivalents of $5,089. These accounts are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure.

     We have foreign subsidiaries that operate and sell our products in various global markets. As a result, our cash flow and earnings are exposed to fluctuations in interest and foreign currency exchange rates. We attempt to limit these exposures through the use of various hedge instruments, primarily forward exchange contracts and currency option contracts (with maturities of less than three months) to manage our exposure associated with firm commitments and net asset and liability positions denominated in non-functional currencies. While the Japanese Yen has appreciated significantly against the US Dollar in the last few months, it has not resulted in a significant impact on our operations due to the use of forward contracts to hedge against such fluctuations. There have been no material changes regarding market risk since the disclosures made in our Form 10-K for the fiscal year ended March 31, 2003.


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In June 2003, the Company issued stock options to purchase 300,000 shares of the Company's common stock to the landlord of its Petaluma facility, as part of a new lease agreement, and options to purchase 60,000 shares of the Company's common stock to a service provider for services rendered. The options to the landlord were valued at $107,000 (included in other assets as of June 30, 2003) using the Black-Scholes model and the value of the option was expensed immediately. The deferred charge associated with the landlord's options is being amortized to operating expense over the life of the new lease of seven years. Expenses related to both of these transactions for the quarter ended June 30, 2003 amounted to $32 in the June quarter. The amortization of these charges amounted to $16 in the quarter ended December 31, 2003.

     In August 2003, the Company issued fully vested stock options to purchase 10,000 shares of the Company's common stock to a service provider for services rendered. These options were valued at $5,917 using the Black-Scholes model and the value of the option was expensed immediately. In September 2003, the Company issued 158,311 restricted shares of the Company's common stock to a service provider for services rendered. The fair value of these securities amounted to $111 and was expensed in the quarter ended December 31, 2003.

      On September 8, 2003, the Company closed the second tranche of a private placement in which it sold to accredited investors $6,236 principal amount of its 2.0% Convertible Secured Debentures Due 2011 and warrants initially exercisable for 3,563,122 shares of common stock. The Debentures and accrued interest thereon are convertible into shares of the Company's common stock at a price of $0.35 per share. The warrants have an exercise price of $0.50 per share and expire September 8, 2011. The sale and issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering. The Company intends to use the net proceeds from these securities for general corporate purposes.

     During the nine-month period ended December 31, 2003, several debenture holders converted debentures in the principal amount of $3,774 into 10,745,054 shares of the Company's common stock. In addition, 41,681 shares were issued which represented interest payable to the debenture holders at the time of the conversions. As of December 31, 2003, there remained convertible debentures in the principal amount of $3,391 convertible into 9,689,319 shares of the Company's common stock.

     During the nine-month period ended December 31, 2003, the debenture holders had exercised warrants to purchase 437,139 shares of the Company's common stock. As of December 31, 2003, there remained unexercised warrants held by the debenture holders for 3,657,076 of the Company's common stock. During the nine-month period ended December 31, 2003, the financial advisors exercised warrants for 763,563 shares, leaving advisor warrants for 992,257 shares unexercised at the end of the quarter.

     On November 11, 2003, the Company acquired substantially all of the assets and certain liabilities of Simplus Systems Corporation, ("Simplus"), a development stage company, pursuant to an asset purchase agreement. Simplus had developed a deposition cluster tool and certain processes for barrier, copper seed and high-K dielectric applications. The purchase consideration of $2,522 includes 1,500,000 shares of the Company's common stock valued at $2,310, 58,863 fully vested stock options valued at $32, and acquisition costs of $180.


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

RISK FACTORS

     WE HAVE INCURRED OPERATING LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE; OUR PLANS TO MAINTAIN AND INCREASE LIQUIDITY MAY NOT BE SUCCESSFUL; OUR AUDITORS' REPORT INCLUDES A GOING CONCERN UNCERTAINTY EXPLANATORY PARAGRAPH; THE ACCOUNTING FOR THE DEBENTURES WILL RESULT IN SIGNIFICANT EXPENSE AMOUNTS.

     We incurred net losses of $12,625 and $8,730 for the years ended March 31, 2003 and 2002, respectively, and generated negative cash flows from operations of $5,984 and $3,603 in these respective years. We also incurred a net loss of $9,584 and generated negative cash flows from operations of $2,428 during the nine months ended December 31, 2003. These factors raise substantial doubt as to our ability to continue as a going concern, and our auditors have included a going concern uncertainty explanatory paragraph in their latest auditors' report dated June 10, 2003 which is included in our 10-K for the year ended March 31, 2003. Our plans to maintain and increase liquidity include the restructuring executed during fiscal 2002 and 2003, which reduced headcount from 155 employees to 81 employees and has reduced our cost structure entering fiscal 2004. We believe the cost reduction and a projected increase in sales during fiscal 2005 will generate sufficient cash flows to fund our operations through the end of fiscal 2005. However, these projected sales are to a limited number of new and existing customers and are based, for the most part, on internal and customer provided estimates of future demand, not firm customer orders. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

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

OUR DEBENTURES INCLUDE A MATERIAL ADVERSE CHANGE CLAUSE.

     As disclosed in our Current Report on Form 8-K filed with the SEC on June 2, 2003, our 2% Convertible Secured Debentures Due 2011 that we sold on June 30, 2003 and September 9, 2003 include a material adverse change clause. This material adverse change clause allows the debenture holders to demand the immediate payment of all outstanding balances upon the debenture holders' determination of the occurrence of deemed material adverse changes to our financial condition, business or operations as determined by the debenture holders based on required financial reporting and other criteria. Potential material adverse changes causing us to default on the debentures may include any significant adverse effect on our financial condition arising from an event not previously disclosed in our SEC filings such as a significant litigation judgment against Tegal, bankruptcy or termination of the majority of our customer relationships. As of December 31, 2003, $3,346 principal amount of our 2% Convertible Secured Debentures Due 2011 plus accrued interest payable in kind by issuance of additional debentures convertible into common stock in the amount of such interest could be demanded for immediate payment by the debenture holders upon such an event of default. In the event of such a demand, Tegal would need to pursue additional funding for repayment of such amount, or risk insolvency.

THE CONVERSION OF OUR CONVERTIBLE SECURITIES, THE EXERCISE OF OUTSTANDING WARRANTS, OPTIONS AND OTHER RIGHTS TO OBTAIN ADDITIONAL SHARES WILL DILUTE THE VALUE OF THE SHARES.

     On June 30, 2003, we entered into agreements with investors to raise up to $7.2 million in a private placement of convertible debt financing to be completed in two tranches, the first of which was completed on June 30, 2003 for $0.9 million and the second of which was completed on September 9, 2003 for $6.2 million following stockholder approval on September 8, 2003. As of September 10, 2003, there were debentures convertible into 20,471,428 shares of our common stock (2,655,554 from the first tranche and 17,815,874 from the second tranche, all of which are based on a conversion price of $0.35 per share and a cash payment in lieu of any fractional share), warrants exercisable for approximately 4,094,212 shares of our common stock (531,103 from the first tranche and 3,563,109 from the second tranche), advisor warrants convertible into 1,756,127 shares, 3,542,436 shares issuable as interest payment in lieu of cash and options exercisable for approximately 1,474,725 shares of our common stock. In addition, we have warrants outstanding from previous offerings for approximately 1,705,964 shares of our common stock.

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

     As of  December  31,  2003,  a total of  10,058,547  shares  were issued in connection with the conversion of outstanding debentures, including 39,395 shares representing interest, and 1,621,289 shares were issued in connection with the exercise of warrants by debenture holders and financial advisors.

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

WE MUST INTEGRATE OUR ACQUISITIONS OF SPUTTERED FILMS AND SIMPLUS SYSTEMS CORPORATION AND WE MAY NEED TO MAKE ADDITIONAL FUTURE ACQUISITIONS TO REMAIN COMPETITIVE. THE PROCESS OF IDENTIFYING, ACQUIRING AND INTEGRATING FUTURE ACQUISITIONS MAY CONSTRAIN VALUABLE MANAGEMENT RESOURCES, AND OUR FAILURE TO EFFECTIVELY INTEGRATE FUTURE ACQUISITIONS MAY RESULT IN THE LOSS OF KEY EMPLOYEES AND THE DILUTION OF STOCKHOLDER VALUE AND HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS.

We acquired Sputtered Films, Inc. in August 2002. On November 11, 2003, we acquired substantially all of the assets of Simplus Systems Corporation. We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. We may encounter problems with the assimilation of Sputtered Films and Simplus or businesses, products or technologies acquired in the future including:

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

      o dilution of our current stockholders due to the issuance of additional securities as consideration for acquisitions; and

      o     inability to complete acquired research and development projects.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         2.1 Asset Acquisition Agreement by and between Tegal Corporation and Simplus Systems Corporation, dated November 10, 2003, filed as Exhibit 2.1 to Tegal's current report on Form 8-K (SEC File No. 000-26824), filed on December 9, 2003, and incorporated herein by reference.

         4.1 Registration Rights Agreement by and among Tegal Corporation, Simplus System Corporation and Kiet Nguyen, as representative of the stockholders of Simplus Systems Corporation, dated December 5, 2003, filed as Exhibit 4.1 to Tegal's current report on Form 8-K (SEC File No. 000-26824), filed on December 9, 2003, and incorporated herein by reference.

         10.1 Accounts Receivable Financing Agreement by and between Tegal Corporation and Silicon Valley Bank, dated January 16, 2003.

         31       Certifications  of  the  Chief  Executive  Officer  and  Chief
                  Financial   Officer   pursuant   to   Section   302   of   the
                  Sarbanes-Oxley Act of 2002.

         32       Certifications  of  the  Chief  Executive  Officer  and  Chief
                  Financial   Officer   pursuant   to   Section   906   of   the
                  Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K

         Current  Report on Form 8-K filed  December  9, 2003,  under item 5 and item 7 thereof.