Form 10-Q/A
period 2003-12-31
TEGAL CORP /DE/
filed 2004-06-25
CIK 931059

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                ----------------
                                   FORM 10-Q/A
                                ----------------


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

      As of June 24, 2004, there were 44,261,309 shares of our common stock outstanding.

                                EXPLANATORY NOTE

This amendment is being filed to amend Part I, Items 1 and 2 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 to correct interest expense, net loss, and net loss per share, reflected on the registrant's unaudited condensed consolidated statements of operations for the three and nine-month periods ended December 31, 2003 and other current assets, additional paid-in capital and accumulated deficit as of December 31, 2003. Restated unaudited condensed consolidated financial statements for the three and nine-month periods ending December 31, 2003 reflecting these corrections appear in Part I, Item 1 of this amendment. Interest expense, net did not accurately reflect the impact of the acceleration of the amortization of the beneficial conversion feature and the appropriate accounting for debt issuance costs relating to the portion of our 2% convertible debentures converted into common stock during the quarter ended December 31, 2003. The corrections impact previously reported interest expense, net loss, and net loss per share, current assets, additional paid-in capital and accumulated deficit, but do not impact previously reported revenue, operating expenses or operating loss during the three and nine-month periods ended December 31, 2003. This amendment is also being filed to amend Exhibit No. 31 and Exhibit No. 32 to reflect the changes resulting from this restatement and to file required certifications regarding this amendment.

================================================================================

                       TEGAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                              PAGE
                                        PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
             Condensed Consolidated Balance Sheets as of December 31, 2003 (as restated) and March 31, 2003.................    4
             Condensed  Consolidated  Statements of Operations-- for the three and nine-months ended December 31, 2003 (as      5
             restated) and 2002.............................................................................................
             Condensed Consolidated  Statements of Cash Flows-- for the nine-months ended December 31, 2003 (as restated) and   6
             2002...........................................................................................................
             Notes to Condensed Consolidated Financial Statements (unaudited)...............................................    8
ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS..................................................................................................   16


                                        PART II. OTHER INFORMATION

ITEM 4.      CONTROLS AND PROCEDURES........................................................................................   19
SIGNATURES.................................................................................................................    21
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...............................................................................   22

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       TEGAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                             ASSETS

                                                              DECEMBER 31,
                                                                 2003          MARCH 31,
                                                              AS RESTATED        2003
                                                             ------------    ------------
Current assets:

  Cash and cash equivalents ..............................   $      5,089    $        912
  Trade receivables, net .................................          2,985           2,681
  Inventories ............................................          4,914           7,032
  Prepaid expenses and other current assets ..............          1,703             465
                                                             ------------    ------------
      Total current assets ...............................         14,691          11,090
Property and equipment, net ..............................          4,093           4,916
Intangible assets, net ...................................          1,251             959
Other assets .............................................            267             244
                                                             ------------    ------------
      Total assets .......................................   $     20,302    $     17,209
                                                             ============    ============


              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Notes payable ..........................................   $        166    $        389
  2% convertible debentures, net .........................             66            --
  Accounts payable .......................................          1,494           1,923
  Accrued product warranty ...............................            286             734
  Customer deposits ......................................          1,142            --
  Accrued expenses and other current liabilities .........          2,997           2,679
   Deferred revenue ......................................            331             324
                                                             ------------    ------------
      Total current liabilities ..........................          6,482           6,049
Other long-term obligations ..............................            111            --
Long-term portion of capital lease obligation ............             54              37
                                                             ------------    ------------
      Total liabilities ..................................          6,647           6,086
                                                             ------------    ------------
Stockholders' equity:
  Common stock ...........................................            300             161
  Additional paid-in capital .............................         82,452          68,806
  Accumulated other comprehensive income .................            254             465
  Accumulated deficit ....................................        (69,351)        (58,309)
                                                             ------------    ------------
      Total stockholders' equity .........................         13,655          11,123
                                                             ------------    ------------
                                                             $     20,302    $     17,209
                                                             ============    ============

                             See accompanying notes.

ITEM 2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEGAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    DECEMBER 31,                  DECEMBER 31,
                                                            ---------------------------    ---------------------------
                                                                 2003                          2003
                                                             AS RESTATED       2002        AS RESTATED         2002
                                                            -------------   -----------    ------------   ------------
Revenue .................................................   $       3,276    $     3,701    $      10,371    $    10,098
Cost of revenue .........................................           3,331          3,613            8,397         11,439
                                                            -------------    -----------    -------------    -----------
   Gross profit (loss) ..................................             (55)            88            1,974         (1,341)
                                                            -------------    -----------    -------------    -----------
Operating expenses:

   Research and development .............................             951          1,102            2,490          3,397
   Sales and marketing ..................................             592            855            1,760          2,260
   General and administrative ...........................             812          1,452            2,764          3,776
  In-process research and development ...................           2,202           --              2,202           --
                                                            -------------    -----------    -------------    -----------
      Total operating expenses ..........................           4,557          3,409            9,216          9,433
                                                            -------------    -----------    -------------    -----------
      Operating loss ....................................          (4,612)        (3,321)          (7,242)       (10,774)
Other income (expense), net
  Interest expense, net .................................          (3,513)           (54)          (3,866)          (360)
  Other income , net ....................................               6             66              204            113
                                                            -------------    -----------    -------------    -----------
     Total other income (expense), net ..................          (3,507)            59           (3,800)          (156)
                                                            -------------    -----------    -------------    -----------
         Net loss .......................................   $      (8,119)   $    (3,262)   $     (11,042)   $   (10,930)
                                                            =============    ===========    =============    ===========
Net loss per share, basic and diluted ...................   $       (0.35)   $     (0.20)   $       (0.59)   $     (0.73)
                                                            =============    ===========    =============    ===========
Shares used in per share computation:
   Basic ................................................          23,234         16,002           18,588         15,048
   Diluted ..............................................          23,234         16,002           18,588         15,048


                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                NINE MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                           --------------------------
                                                                                              2003
                                                                                           AS RESTATED      2002
                                                                                           -----------    -----------
 Cash flows from operating activities:
    Net loss ...........................................................................   $   (11,042)   $   (10,930)
    Adjustments to reconcile net loss to cash used in operating activities:
     Non cash in-process research & development charge .................................         2,202           --
     Depreciation and amortization .....................................................           987            743
     Non cash interest expense - accretion of debt discount and amortization of debt

          issuance costs ...............................................................         3,804           --
       Fair value of warrants and options issued for services rendered .................           159            121
       Provision for doubtful accounts and sales returns allowances ....................            90           (116)
     Excess and obsolete inventory provision ...........................................           967          1,922
     Changes in operating assets and liabilities:
          Receivables ..................................................................          (444)         1,822
          Inventories ..................................................................         1,114          2,538
          Prepaid expenses and other assets ............................................          (487)           753
          Accounts payable .............................................................          (474)           465
          Accrued expenses and other liabilities .......................................            88           (653)
       Accrued product warranty ........................................................          (540)          (166)
       Customer deposits ...............................................................         1,142            574
          Deferred revenue .............................................................             6           (864)
                                                                                           -----------    -----------
             Net cash used in operating activities .....................................        (2,428)        (3,791)
                                                                                           -----------    -----------
 Cash flows used in investing activities:

       Purchases of property and equipment .............................................           (19)          (323)
                                                                                           -----------    -----------
Cash flows from financing activities:

    Gross proceeds from the issuance of 2% convertible debentures ......................         7,165           --
    2% convertible debentures issuance costs ...........................................          (982)          --
    Net proceeds from issuance of common stock .........................................           609             27
    Borrowings under notes payable .....................................................           183          5,467
    Repayment of borrowings under notes payable ........................................          (416)        (6,209)
    Capitallease financing .............................................................            28             (5)
                                                                                           -----------    -----------
      Net cash provided by (used in) financing activities ..............................         6,587           (720)
                                                                                           -----------    -----------
 Effect of exchange rates on cash and cash equivalents .................................            37             98
                                                                                           -----------    -----------
 Net increase (decrease) in cash and cash equivalents ..................................         4,177         (4,736)
 Cash and cash equivalents at beginning of period ......................................           912          8,100
                                                                                           -----------    -----------
 Cash and cash equivalents at end of period ............................................   $     5,089    $     3,364
                                                                                           ===========    ===========

                             See accompanying notes.

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES (IN THOUSANDS):

         On November 11, 2003, the Company purchased certain assets and assumed certain liabilities of Simplus Systems. Consideration totaled $2,522 and consisted of 1,499,994 shares of the Company's common stock valued at $2,310, fully vested Tegal employee stock options to purchase 58,863 shares of the Company's common stock at an exercise price of $3.09 per share, valued at $32 and transaction costs of $180. The purchase price was allocated as follows:

         Assets acquired:
            Fixed assets ..........................................          48
            Identifiable intangible assets ........................         389
            In-process research and development ...................       2,202
                                                                      ---------
         Total assets .............................................       2,639
         Liabilities assumed:
            Current liabilities ...................................        (117)
                                                                      ---------
         Net assets acquired ......................................   $   2,522
                                                                      =========

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

     The unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $11,042 (as restated-see Note 2) and $10,930 for the nine months ended December 31, 2003 and 2002, respectively. The Company generated negative cash flows from operations of $2,428 (as restated-see Note 2) and $3,791 for the periods ended December 31, 2003 and 2002, respectively. To finance its operations, the Company raised approximately $6,183 in net proceeds from the sale of 2% convertible debentures and the issuance of common stock as a result of the exercise of warrants during the nine-month period ended December 31, 2003 (see Note 10). Management believes that these proceeds, combined with the effects of its cost compression program, will be adequate to fund operations through fiscal year 2005. However, projected sales may not materialize and unforeseen costs may be incurred. Additionally, the 2% convertible debentures agreement includes a material adverse change clause which allows the debenture holders to demand the immediate payment of all outstanding balances upon the debenture holders' determination of the occurrence of deemed material adverse changes to the Company's financial condition, business or operations as determined by the debenture holders based on required financial reporting and other criteria. These issues raise substantial doubt about the Company's ability to continue as a going concern. Our independent accountants have included a going concern uncertainty explanatory paragraph in their latest auditors' report dated June 10, 2003 which is included in our 10-K for the year ended March 31, 2003.

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

2. RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS:

     The Company's unaudited condensed consolidated financial statements for the third quarter of fiscal 2004 have been restated to correct interest expense, net loss, net loss per share, other current assets, additional paid-in capital and accumulated deficit as of December 31, 2003. The restatement corrects the accounts listed above by accurately reflecting the acceleration of the amortization of the beneficial conversion feature and the appropriate accounting for debt issuance costs associated with debentures converted during the quarter ended December 31, 2003. The net impact of these corrections on the Company's unaudited condensed consolidated balance sheet as of December 31, 2003 and statements of operations for the three and nine months ended December 31, 2003 is presented in the following tables:

                                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                  DECEMBER 31, 2003 (AS RESTATED)            DECEMBER 31, 2003 (AS RESTATED)
                                            -------------------------------------------    ---------------------------------------
                                                                                               As
                                            As Originally                        As        Originally
                                              Reported       Adjustments    As Restated     Reported      Adjustments   As Restated
                                            -------------    -----------    -----------    -----------    -----------   -----------
     Operating loss: ....................   $      (4,612)          --      $    (4,612)   $    (7,242)          --     $    (7,242)
     Other income (expense), net
       Interest expense, net ............          (2,055)        (1,458)        (3,513)        (2,408)        (1,458)       (3,866)
       Other income, net ................               6           --                6             66           --              66
                                            -------------    -----------    -----------    -----------    -----------   -----------
          Total other expense, net ......          (2,049)        (1,458)        (3,507)        (2,342)        (1,458)       (3,800)
               Net loss .................   $      (6,661)   $    (1,458)   $    (8,119)   $    (9,584)   $    (1,458)  $   (11,042)
                                            =============    ===========    ===========    ===========    ===========   ===========
     Net loss per share basic and diluted   $       (0.29)   $     (0.06)   $     (0.35)   $     (0.52)   $     (0.07)  $     (0.59)
                                            =============    ===========    ===========    ===========    ===========   ===========
     Shares used in per share computation
        Basic ...........................          23,234         23,234         23,234         18,588         18,588        18,588
        Diluted .........................          23,234         23,234         23,234         18,588         18,588        18,588


                      AS OF DECEMBER 31, 2003 (AS RESTATED)

                                                                    As Originally
                                                                       Reported      Adjustments    As Restated
                                                                    -------------    -----------    -----------
         Other current assets ...................................   $       2,983    $    (1,280)   $     1,703
         Additional paid-in capital .............................          82,268            184         82,452
         Accumulated deficit ....................................   $     (67,893)   $    (1,458)   $   (69,351)


3. STOCK-BASED COMPENSATION:

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

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):


                                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                   DECEMBER 31,                DECEMBER 31,
                                                                           --------------------------  --------------------------
                                                                               2003                        2003
                                                                           AS RESTATED        2002     AS RESTATED        2002
                                                                           ------------  ------------  ------------  ------------
         Net loss as restated ...........................................  $    (8,119)  $    (3,262)  $   (11,042)  $   (10,930)
         Deduct:  Total stock-based employee compensation expense
             determined under fair value method for all awards ..........          (32)          (91)  $      (121)  $      (357)
                                                                           ------------  ------------  ------------  ------------
         Proforma net loss ..............................................  $    (8,151)  $    (3,353)  $   (11,163)  $   (11,287)
                                                                           ============  ============  ============  ============
         Basic net loss per share:
         As reported ....................................................  $      (.35)  $      (.21)  $      (.59)  $      (.75)
                                                                           ============  ============  ============  ============
         Proforma .......................................................  $      (.35)  $      (.21)  $      (.60)  $      (.75)
                                                                           ============  ============  ============  ============


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

4. INVENTORIES:

                                                       DECEMBER 31,   MARCH 31,
                                                           2003          2003
                                                       -----------   -----------
         Raw materials .............................   $     1,777   $     3,218
         Work in progress ..........................         1,887         1,937
         Finished goods and spares .................         1,250         1,877
                                                       -----------   -----------
                                                       $     4,914   $     7,032
                                                       ===========   ===========

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

5. PRODUCT WARRANTY:

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

    Warranty activity for the three-month and nine-month periods ended December 31, 2003 and 2002 was:

                                                                    WARRANTY ACTIVITY FOR THE        WARRANTY ACTIVITY FOR THE
                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                             DECEMBER 31,                   DECEMBER 31,
                                                                   -----------------------------    ----------------------------
                                                                       2003             2002            2003             2002
                                                                   ------------     ------------    ------------    ------------
         Balance at the beginning of the period.................   $        386     $      1,064    $        734    $      1,205
         Additional warranty accruals for warranties issued
         during the period......................................             43               92             188             303
         Accruals related to pre-existing warranties...........               -                -            (227)              -
         Less settlements made during the period...............            (143)            (117)           (409)           (469)
                                                                   ------------     ------------    ------------    ------------
         Balance at the end of the period......................    $        286     $      1,039    $        286    $      1,039
                                                                   ============     ============    ============    ============


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

6. NET LOSS PER COMMON SHARE:

    Basic Net Loss Per Share ("EPS") is calculated by dividing net loss for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the number of additional common shares that would have been outstanding if the dilutive potential common shares ("common stock equivalents") had been issued.

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

                                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                    DECEMBER 31,               DECEMBER 31,
                                                                            -------------------------   -------------------------
                                                                                2003         2002           2003          2002
                                                                            -----------   -----------   -----------   -----------
         Antidilutive common equivalent shares:
         Options and warrants ...........................................         9,917           220         9,206           409
         Shares issuable upon conversion of convertible debentures ......         9,560            --         9,560            --
                                                                            -----------   -----------   -----------   -----------
         Total antidilutive shares ......................................        19,477           220        18,766           409
                                                                            ===========   ===========   ===========   ===========

7. NOTES PAYABLE AND BANK LINES OF CREDIT:

     On June 30, 2003, the Company entered into an Amended Letter Agreement and Subordination Agreement with Silicon Valley Bank, which subordinated the bank's interest in Tegal's intellectual property to the investors in the Convertible Debt Financing (See Note 10). The Company agreed not to request, until such time as the investors' security interest in the intellectual property was terminated, any loan, letter of credit, foreign exchange forward contract, cash management service or credit accommodation under the Company's current line of credit with Silicon Valley Bank. As of December 31, 2003, the Company had no amounts outstanding under this domestic line of credit, which had been collateralized by substantially all of the Company's domestic assets and which was further limited by the amounts of accounts receivable and inventories on the Company's balance sheet. The facility had a maximum borrowing capacity of $10.0 million, and bore interest at prime plus 1.0 %, or 5.25 % as of December 31, 2003. On January 19, 2004, the Company entered into a new line of credit with Silicon Valley Bank that will be available until January 19, 2005. The new line of credit has a maximum borrowing capacity of $3.5 million, bears interest of prime plus 1.0% and is collateralized by substantially all of the Company's domestic and Japanese assets.

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

     The default could result in the California Trade and Commerce Agency calling the note, therefore the notes payable is classified as a current liability.

8. COMPREHENSIVE LOSS:

    The components of comprehensive loss for the three and nine-month periods ended December 31, 2003 (as restated) and 2002 are as follows:

                                                                    THREE MONTHS                  NINE MONTHS
                                                                       ENDED                         ENDED
                                                                    DECEMBER 31,                  DECEMBER 31,
                                                            --------------------------    --------------------------
                                                               2003                          2003
                                                            AS RESTATED        2002       AS RESTATED       2002
                                                            -----------    -----------    -----------    -----------
         Net loss .......................................        (8,119)   $    (3,262)   $   (11,042)   $   (10,930)
         Foreign currency translation adjustment ........           111            (33)           211            (27)
                                                            -----------    -----------    -----------    -----------
                                                            $    (8,008)   $    (3,295)   $   (10,831)   $   (10,957)
                                                            ===========    ===========    ===========    ===========


9. ACQUISITIONS:

     Simplus Systems Corporation:

     On November 11, 2003, the Company acquired substantially all of the assets and certain liabilities of Simplus Systems Corporation, ("Simplus"), a development stage company, pursuant to an asset purchase agreement. Simplus had developed a deposition cluster tool and certain processes for barrier, copper seed and high-K dielectric applications. The purchase consideration of $2,522 includes 1,499,994 shares of the Company's common stock valued at $2,310; 58,863 fully vested employee stock options to purchase Tegal common stock at an exercise price of $3.09 per share valued at $32, and acquisition costs of $180. This transaction was accounted for as a purchase of assets in accordance with EITF Issue No. 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business".

     During the three months ended December 31, 2003, the Company completed the preliminary allocation of the purchase price of Simplus. The following table represents the preliminary allocation of the purchase price for Simplus. In estimating the fair value of the assets acquired and liabilities assumed, management considered various factors, including an independent appraisal.

         Fair value fixed assets acquired..................   $      48
         Work Force........................................          50
         Patents...........................................         339
         In-process research and development...............       2,202
         Assumed liabilities...............................        (117)
                                                              ---------
                                                              $   2,522
                                                              =========

The assets will be amortized over a period of years shown on the following table:

          Fixed assets acquired.............................  1 year
          Work Force........................................  2 years
          Patents...........................................  5 years


     The fair value underlying the $2.2 million assigned to acquired in-process research and development ("IPR&D") in the Simplus acquisition was charged to the Company's results of operations during the quarter ended December 31, 2003 and was determined by identifying research projects in areas for which technological feasibility had not been established and for which there was no alternative future use. Projects in the IPR&D category are certain design change improvements on the existing 150 mm and 200 mm systems and the development of a 300 mm system. The design change improvements on the existing systems is estimated to cost approximately $500,000 to $1 million, is approximately 90% complete and will be completed by December 31, 2004. The development of a 300 mm system is estimated to be approximately 10% complete, and to cost between $2 and $4 million over the next two to four years, as market demand materializes.

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

Unaudited actual and proforma financial Information (in thousands, except share and per share amounts):

                                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                        DECEMBER 31,          DECEMBER 31,
                                                                  ---------------------  -----------------------
                                                                      2003       2002        2003       2002
                                                                  ----------  ---------  ----------  -----------
         Revenue                                                  $    3,276  $  3,701   $   10,371  $   11,763
         Net loss                                                 $   (8,119) $ (3,262)  $  (11,042) $  (11,473)
         Net loss per share, basic and diluted................    $    (0.35) $  (0.20)  $    (0.59) $    (0.72)
         Shares used in per share computations:
           Basic..............................................        23,233    16,002       18,588      15,881
           Diluted............................................        23,233    16,002       18,588      15,881

10. 2% CONVERTIBLE DEBENTURES: (AS RESTATED)

     On June 30, 2003, the Company signed definitive agreements with investors to raise up to $7,165 in a private placement of convertible debt financing to be completed in two tranches. The first tranche, which closed on June 30, 2003, involved the sale of debentures in the principal amount of $929. The Company received $424 in cash on June 30, 2003 and the remaining balance of $505 on July 1, 2003, which was recorded as an other receivable as of June 30, 2003. The closing of the second tranche, which occurred on September 9, 2003 following shareholder approval on September 8, 2003, resulted in the receipt of approximately $6,236 in cash on September 10, 2003.

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

     The Company was required to pay a cash fee of up to 6.65% of the gross proceeds of the debentures to certain financial advisors upon the closing of the second tranche. A fee of $448 has been recorded as a debt issuance cost and was paid in September 2003. The financial advisors also were granted warrants to purchase 1,756,127 shares of the Company's common stock at an exercise price of $0.35 per share. These warrants were valued at $1,387 using the Black-Scholes option pricing model with the following variables: stock fair value of $0.93, term of five years, volatility of 95% and risk-free interest rate of 2.5%. During the three-month period ended December 31, 2003, the financial advisors exercised warrants for 763,870 shares, leaving advisor warrants for 992,257 shares unexercised at the end of the quarter.

     The debentures accrue interest at the rate of 2% per annum. Both the principal of, and the accrued interest on, the debentures are convertible at the rate of $0.35 per share. The principal of the debentures is convertible into 20,471,428 shares of the Company's common stock. The closing prices of the Company's common stock on June 30, 2003 and September 9, 2003, the closing dates for the first and second tranches, respectively, were $0.55 and $1.49. Therefore, a beneficial conversion feature exists which needs to be accounted for under the provisions of EITF 00-27, Application of Issue 98-5 to Certain Convertible Instruments. A beneficial feature also exists in connection with the conversion of the interest on the debentures into shares of common stock.

     As of December 31, 2003, several debenture holders converted debentures in the principal amount of $3,759 into 10,740,534 shares of the Company's common stock. In addition, 46,197 shares were issued which represented interest payable to the debenture holders at the time of the conversions. As of December 31, 2003, there remained convertible debentures in the principal amount of $3,406 convertible into 9,730,894 shares of the Company's common stock.

     In addition, the debenture holders were granted warrants to purchase 4,094,209 shares of the Company's common stock at an exercise price of $0.50. The warrants expire after eight years. The warrants were valued using the Black-Scholes model with the following variables: fair value of common stock of $0.35 for the first tranche debentures and $0.93 for the second tranche debentures, volatility of 37% and risk-free interest rate of 2.5%. As of December 31, 2003, the debenture holders had exercised warrants to purchase 437,133 (1,770 of these shares were remitted as payment) shares of the Company's common stock. As of December 31, 2003, there remained unexercised warrants held by the debenture holders for 3,657,076 of the Company's common stock.

     The relative fair value of the warrants has been classified as equity with the beneficial conversion feature because it meets all the equity classification criteria of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

     The following table presents the amounts originally allocated to the beneficial conversion feature and warrants and the outstanding balance of debt at December 31, 2003 (as restated) after accounting for these two equity instruments and conversions (in thousands):

                                                                               FIRST         SECOND
                                                                              TRANCHE        TRANCHE         TOTAL
                                                                            -----------    -----------    -----------
         2% convertible debentures - principal amount ...................   $       929    $     6,236    $     7,165
         Beneficial conversion feature (included in equity) .............          (605)        (4,585)        (5,190)
         Warrants (included in equity) ..................................           (73)        (1,651)        (1,724)
         Conversions to common stock ....................................          (627)        (1,890)        (2,517)

         Accretion of debt discount .....................................           425          1,907          2,332
                                                                            -----------    -----------    -----------
         Net amount of 2% convertible debentures ........................   $        49    $        17    $        66
                                                                            ===========    ===========    ===========

     The value of the beneficial conversion feature, warrants and debt issuance costs are being amortized as interest expense over the life of the debt using the effective interest method. Related interest expense for the nine month period ended December 31, 2003 amounted to $3,804. This amount is comprised of nominal interest, amortization of beneficial conversion feature and amortization of debt issuance costs.

     The debt issuance costs associated with the debentures amounted to $2,369 and are comprised of $982 in cash issuance costs and $1,387 associated with warrants issued to financial advisors. Approximately $603 of these costs were allocable to the warrants and were therefore offset into equity. The remaining balance of $1,766 has been recorded as an asset to be amortized over the life of the debt. As of December 31, 2003, $697 is remaining in current assets.

     Amortization accelerates if the Company repays the debt early, upon conversion, if the material adverse change clause is invoked, or if it is deemed that such invocation is probable given the presence of negative factors or if the debt is converted into common stock. The Company will assess the probability of the occurrence of the material adverse change clause on a quarterly basis.

11. SUBSEQUENT EVENT:

     Convertible Debenture Financing

     As of June 15, 2004, all of the outstanding debentures associated with the Convertible Debenture Financing as described in Note 7 above had been converted into the Company's common stock. The principal and interest amount of the debentures converted between April 1, 2004 and June 15, 2004 was $1,688, which was converted into 4,825,118 shares of the Company's common stock.

     Acquisition of First Derivative Systems, Inc.

     On May 28, 2004, Tegal purchased substantially all of the assets of First Derivative Systems, Inc. ("FDSI") for 1,410,622 shares of common stock and approximately $200,000 in assumed liabilities, pursuant to a purchase agreement dated April 29, 2004. All of the shares of common stock are subject to a registration rights agreement in which the Company has agreed to register the shares with the Securities and Exchange Commission for resale. In addition, the Company entered into employment agreements with key FDSI personnel. FDSI, a privately held development stage company based in Goleta, CA, was founded in 1999 as a spin-off of Sputtered Films, Inc., which itself was acquired by Tegal in August 2002. FDSI had developed a high-throughput, low cost-of-ownership physical vapor deposition ("PVD") system with highly differentiated technology for leading edge memory and logic device production on 300 millimeter wafers.

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

    The following table sets forth certain financial items as a percentage of revenue for the three and nine-month periods ended December 31, 2003 (as restated) and 2002:

                                                                             THREE MONTHS                 NINE MONTHS
                                                                                ENDED                        ENDED
                                                                             DECEMBER 31,                 DECEMBER 31,
                                                                   ------------------------------   ----------------------------
                                                                          2003                             2003
                                                                      AS RESTATED         2002       AS RESTATED          2002
                                                                    ---------------   -----------    --------------    ----------
           Revenue ...............................................            100.0%        100.0%            100.0%        100.0%
           Cost of sales .........................................            101.7          97.6              81.0         113.4
                                                                    ---------------   -----------    --------------    ----------
              Gross profit (loss).................................             (1.7)          2.4              19.0         (13.4)
           Operating expenses:
              Research and development............................             29.0          29.8              24.0          33.6
              Sales and marketing.................................             18.1          23.1              17.0          22.4
              General and administrative..........................             24.8          39.2              26.6          37.4
              In-process research and development.................             67.2            --              21.2            --
                                                                    ---------------   -----------    --------------    ----------
                 Total operating expenses.........................            139.1          92.1              88.9          93.4
                                                                    ---------------   -----------    --------------    ----------
                    Operating loss................................           (140.8)        (89.7)            (69.8)       (106.8)
           Other income, net
              Interest expense, net...............................           (107.2)         (1.5)            (37.3)         (3.6)
              Other income (expense), net.........................              0.2           3.1               0.6           2.1
                                                                    ---------------   -----------    --------------    ----------
           Other income (expense), net............................           (107.0)          1.6             (36.7)         (1.5)
                                                                    ---------------   -----------    --------------    ----------
              Net loss............................................           (247.8%)       (88.1%)          (106.5%)      (108.3%)
                                                                    ===============   ===========    ==============    ==========

     Revenue. System revenue for the three and nine-months ended December 31, 2003 was $3,276 and $10,371 respectively, a decrease for the three-months and an increase for the nine-months of $425 and $273, respectively, over the comparable periods in 2002. The decrease for the three months ended December 31, 2003 was principally due to the sale of a 6500 series system upgrade as compared to the sale of one full 6500 series systems for the same period in the prior year. The increase for the nine months ended December 31, 2003 was principally due to the systems sales product mix as compared to the same period in the prior year. As of December 31, 2003 and 2002, our backlog was $5,189 and $2,774, respectively.

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

     Gross profit (loss). Gross profit (loss) as a percentage of revenue (gross margin) was (1.7)% and 2.4% for the three-months ended December 31, 2003 and 2002, respectively, and 19.0% and (13.4)% for the nine-months ended December 31, 2003 and 2002, respectively. The decrease in gross margin for the three-months ended December 31, 2003 compared to the same period in the prior year was principally attributable to a $967 excess and obsolete inventory provision based on reduced revenue projections and recent changes in product mix of spare parts creating an excess of the spare parts currently in inventory. The increase in gross margin for the nine months ended December 31, 2003 compared to the same period in the prior year was principally attributable to a $1,922 excess and obsolete inventory provision based on reduced revenue projections during the prior year, which reflected the slow-down of the semiconductor sector.

     Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $951 and $1,102 for the three months and $2,490 and $3,397 for the nine months ended December 31, 2003 and 2002, respectively, representing 29.0% and 29.8% of revenue for the three-months and 24.0% and 33.6% of revenue for the nine months ended December 31, 2003 and 2002, respectively. The decrease in research and development spending is primarily due to the completion and implementation of specific projects and the Company's continued cost reduction efforts.

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

     The fair value underlying the $2.2 million assigned to IPR&D in the Simplus acquisition was determined by identifying research projects in areas for which technological feasibility had not been established and for which there was no alternative future use. Projects in the IPR&D category are certain design change improvements on the existing 150 mm and 200 mm systems and the development of a 300 mm system. The design change improvements on the existing systems is estimated to cost approximately $500,000 to $1 million, is approximately 90% complete and will be completed by December 31, 2004. The development of a 300 mm system is estimated to be approximately 10% complete, and to cost between $2 and $4 million over the next two to four years, as market demand materializes.

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

    Net cash used in operations was $2,428 during the nine months ended December 31, 2003, due principally to a net loss of $11,042 (as restated) offset by non cash expense from depreciation and amortization, warrants issued for services rendered, and non cash amortization of debt discount, and a non cash charge for acquired IPR&D related to the Simplus acquisition. Additionally, the net loss is offset by a net decrease in inventory and an increase in accounts receivable offset by a net decrease in accounts payable and accrued liabilities, offset by an increase in prepaid expenses and other assets. We expect to incur additional costs in connection with the completion of certain projects as a result of the acquisition of Simplus. Net cash used in operations was $3,791 during the nine months ended December 31, 2002, due principally to a net loss of $10,930 offset by non cash expense for depreciation and amortization, a non cash related provision for inventory and warrants issued for services rendered. Additionally, the net loss was offset by a decrease in accounts receivable and inventory offset, in part, by a decrease in deferred revenue and increase in prepaid expenses and other assets, and a decrease in accounts payable and other accrued liabilities.

    There were minimal capital expenditures for the nine months ended December 31, 2003. Capital expenditures totaled approximately $19 and $323 for the nine months ended December 31, 2003 and December 31, 2002, respectively. Capital expenditures in 2002 were incurred principally for leasehold improvements and to acquire design tools, analytical equipment and computers.

    Cash proceeds from financing activities totaled $6,587 for the nine months ended December 31, 2003 and were primarily from the sale of 2% convertible debentures and the subsequent exercise of common stock warrants by service providers and debenture holders, partially offset by the repayment of the Japanese line of credit. Net cash used in financing activities totaled $720 for the nine months ended December 31, 2002 primarily related to the repayment of the domestic and Japanese lines of credit.

     On June 30, 2003, the Company entered into an Amended Letter Agreement and Subordination Agreement with Silicon Valley Bank, which subordinated the bank's interest in Tegal's intellectual property to the investors in the Convertible Debt Financing (See Note 10). The Company agreed not to request, until such time as the investors' security interest in the intellectual property was terminated, any loan, letter of credit, foreign exchange forward contract, cash management service or credit accommodation under the Company's current line of credit with Silicon Valley Bank. As of December 31, 2003, the Company had no amounts outstanding under this domestic line of credit, which had been collateralized by substantially all of the Company's domestic assets and which was further limited by the amounts of accounts receivable and inventories on the Company's balance sheet. The facility had a maximum borrowing capacity of $10.0 million, and bore interest at prime plus 1.0 %, or 5.25 % as of December 31, 2003. On January 19, 2004, the Company entered into a new line of credit with Silicon Valley Bank that will be available until January 19, 2005. The new line of credit has a maximum borrowing capacity of $3.5 million, bears interest of prime plus 1.0% and is collateralized by substantially all of the Company's domestic and Japanese assets.

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

     The Company also entered into a convertible debenture financing, which is described in Note 10 to the financial statements.

     The unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $11,042 (as restated) and $10,930 for the nine months ended December 31, 2003 and 2002, respectively. The Company generated negative cash flows from operations of $2,428 and $3,791 for the periods ended December 31, 2003 and 2002, respectively. To finance its operations, the Company raised approximately $6,183 in net proceeds from the sale of 2% convertible debentures and exercise of warrants during the nine-month period ended December 31, 2003 (see Note 10). Management believes that these proceeds, combined with the effects of its cost compression program, will be adequate to fund operations through fiscal year 2005. However, projected sales may not materialize and unforeseen costs may be incurred. Additionally, the convertible debentures agreement includes a material adverse change clause which allows the debenture holders to demand the immediate payment of all outstanding balances upon the debenture holders' determination of the occurrence of deemed material adverse changes to the Company's financial condition, business or operations as determined by the debenture holders based on required financial reporting and other criteria. These issues raise substantial doubt about the Company's ability to continue as a going concern.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. The evaluation also took into account a written confirmation of a reportable condition recently provided by our independent accountants stating that they noted certain matters involving the accounting of our convertible debentures and related debt issuance costs. The reportable condition arose from the accounting for our convertible debentures with warrants and related measurement and recognition of beneficial conversion and warrant discounts and issuance costs. As a result of the above, the Company restated its unaudited condensed consolidated financial statements for the three and nine-month periods ended December 31, 2003, included here in.

     The letter acknowledges the accounting for convertible debentures with warrants and related measurement and recognition of beneficial conversion and warrant discounts and issuance costs requires a deep understanding of complex evolving areas of generally accepted accounting principles that are subject to interpretations and where applications of such principles requires judgment.

     The reportable condition letter recommends the Company expand and enhance its accounting function to include sufficient knowledge of accounting for complex financing transactions including the convertible debenture financing referred above.

     Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer conclude that our controls and procedures over financial reporting as of the end of the period covered by this report were effective, except with respect to the reportable condition, refer to above.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        TEGAL CORPORATION
                                                        (Registrant)

                                                        /s/ THOMAS R. MIKA
                                                        ------------------------
                                                        Thomas R. Mika
                                                        Chief Financial Officer

Dated: June 25, 2004