Form 10-K
period 2004-03-31
TEGAL CORP /DE/
filed 2004-06-29
CIK 931059

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR #15D
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                                ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED MARCH 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-26824

                                TEGAL CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE
       (State or other jurisdiction                    68-0370244
     of incorporation or organization)    (I.R.S. Employer Identification No.)


              2201 SOUTH MCDOWELL BOULEVARD
                    PETALUMA, CALIFORNIA                     94954
         (Address of principal executive offices)         (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (707) 763-5600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $0.01 PAR VALUE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the common stock on September 30, 2003 as reported on the Nasdaq National Market, was $19,203,360. As of June 24, 2004, 44,261,309 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for registrant's 2004 Annual Meeting of Stockholders to be held September 21, 2004 will be filed with the Commission within 120 days after the close of the registrant's fiscal year and are incorporated by reference in Part III.

================================================================================

                                                           TABLE OF CONTENTS

                                                                                                                               PAGE
                                                                PART I

Item 1.        Business......................................................................................................    3
Item 2.        Properties....................................................................................................   19
Item 3.        Legal Proceedings.............................................................................................   19
Item 4.        Submission of Matters to a Vote of Security Holders...........................................................   19

                                                                PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities ..   19
Item 6.        Selected Financial Data.......................................................................................   21
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.........................   22
Item 7A.       Quantitative and Qualitative Disclosure about Market Risks....................................................   28
Item 8.        Financial Statements and Supplementary Data...................................................................   29
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................   52
Item 9A.       Controls and Procedures.......................................................................................   52

                                                               PART III

Item 10.       Directors and Executive Officers of the Registrant............................................................   52
Item 11.       Executive Compensation........................................................................................   53
Item 12.       Security Ownership of Certain Beneficial Owners and Management................................................   53
Item 13.       Certain Relationships and Related Transactions................................................................   53
Item 14.       Principal Accountant Fees and Services........................................................................   53

                                                                PART IV

Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................................   54
               Signatures....................................................................................................   57


                                     PART I

ITEM 1.  BUSINESS

      Information   contained  or  incorporated  by  reference  herein  contains
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The following contains cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements. See "Risk Factors." All dollar amounts are in thousands unless specified otherwise.

THE COMPANY

      Tegal Corporation, a Delaware corporation ("Tegal" or the "Company"), designs, manufactures, markets and services plasma etch and deposition systems that enable the production of integrated circuits ("ICs"), memory and related microelectronics devices used in personal computers, wireless voice and data telecommunications, contact-less transaction devices, radio frequency identification devices ("RFID's"), smart cards, data storage and micro-level actuators. Etching and deposition constitute two of the principal IC and related device production process steps and each must be performed numerous times in the production of such devices.

      We were formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc. ("Motorola"). Our predecessor company was founded in 1972 and acquired by Motorola in 1978. We completed our initial public offering in October 1995.

      On August 30, 2002, we acquired all of the outstanding common stock of Sputtered Films, Incorporated ("SFI"), a privately held California corporation pursuant to an Agreement and Plan of Merger dated August 13, 2002. Sputtered Films is a leader in the design, manufacture and service of high performance physical vapor deposition sputtering systems for the semiconductor and semiconductor packaging industry. SFI was founded in 1967 with the development of the S-Gun, core technology of the acquired company.

      On November 11, 2003, we acquired substantially all of the assets and certain liabilities of Simplus Systems Corporation, ("Simplus"), a development stage company, pursuant to an asset purchase agreement. Simplus had developed a deposition cluster tool and certain patented processes for barrier, copper seed and high-K dielectric applications. Simplus had coined the term "nano-layer deposition" or "NLD" to describe its unique approach to chemical vapor deposition ("CVD"). The Company is continuing to develop these NLD processes and related tools, and is in the process of marketing them to a limited number of key customers and joint development partners.

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

      Growth in the semiconductor industry has been driven, in large part, by advances in semiconductor performance at a decreasing cost per function. Advanced semiconductor processing technologies increasingly allow semiconductor manufacturers to produce ICs with smaller features, thereby increasing processing speed and expanding device functionality and memory capacity. As ICs have become more complex, however, both the number and price of state of the art process tools required to manufacture ICs have increased significantly. As a result, the cost of semiconductor manufacturing equipment has become an increasingly large part of the total cost of producing advanced ICs. Today, a typical 300 millimeter wafer fab may cost as much as $2.0 to $3.0 billion, with semiconductor manufacturing equipment costs representing the majority of total fab costs.

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

      Each step of the manufacturing process for ICs requires specialized manufacturing equipment. Today, plasma-based systems are used for the great majority of both deposition and etching processes. During physical vapor deposition (also known as "PVD"), the semiconductor wafer is exposed to a plasma environment that forms continuous thin films of electrically insulating or electrically conductive layers on the semiconductor wafer. During a plasma etch process (also known as "dry etch"), a semiconductor wafer is exposed to a plasma composed of a reactive gas, such as chlorine, which etches away selected portions of the layer underlying the patterned photoresist layer.

SEGMENTATION OF THE DEPOSITION AND ETCH MARKETS

      The deposition market is generally divided into the following market segments, defined according to the underlying technology used to create the deposited thin film: electrochemical deposition (also known as "electroplating"), chemical vapor deposition (also known as "CVD", of which plasma-enhanced chemical vapor deposition "PECVD" is a major sub-segment), atomic layer deposition (also known as "ALD"), and physical vapor deposition (also known as "PVD").

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

      Further segmentation occurs within the PVD market according to specific applications. One important application for PVD is the deposition of thin films where residual film stress must be closely controlled in order to create specific desired electrical results, as in precision thin film resistor fabrication, or to avoid physically deforming the substrate, as in the fabrication of power MOS devices on ultra-thin silicon wafers. The ability to control film stress is also critical for the deposition of multi-layer thin film stacks on photomasks used in advanced microelectronic photolithography applications such as extreme ultraviolet lithography (also known as "EUVL") for development of 45 nm and 32 nm fabrication processes. If stress is not low and controlled in this step, the masks can become distorted.

      We believe that enabling tight control of stress and other process parameters, along with minimizing overall contamination levels during PVD thin film deposition processes, will be increasingly recognized by IC makers as key features that differentiate PVD tool products and PVD tool makers. We also believe these capabilities will be important to device makers in the related industries of compound semiconductor device fabrication, LED fabrication, optical communication device manufacturing, in micro electromechanical systems (also known as "MEMS") fabrication, and in the field of advanced packaging processes for microelectronic devices.

      ALD is used for the creation of various seed and barrier layers in capacitor device structures, where the integrity and conformality of the deposited film is essential to the proper functioning of the device. However, since ALD absorption occurs at less than one monolayer with each cycle, layers with film thicknesses of >100 Angstroms require repeated cycles and with potentially long processing times. NLD has the benefit of being able to deposit films more rapidly with equivalent or better integrity and conformality. In addition, NLD uses standard chemical precursors which are well-known to semiconductor device manufacturers and has the ability to deposit compound films, of which most high-K dielectric materials are made. We believe that these are compelling advantages for the deposition of certain films in the device structures in both memory and logic application, both now and in the foreseeable future.

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

      Today, the semiconductor industry is faced with the need to develop and adopt an unprecedented number of new materials as conventional films are running out of the physical properties needed to support continuing shrinks in die size and to provide improved performance. Certain of these new materials present unique etch production problems. For example, the use of certain films, such as platinum, iridium and Lead Zirconium Titanate ("PZT"), currently being used in the development of non-volatile, ferroelectric random access memory ("FRAM") devices, is presenting new challenges to semiconductor manufacturers. Magnetic random access memory ("MRAM") devices incorporate unique magnetic materials in the device structures, as do certain proposed "RRAM" devices. While these new films contribute to improved device performance and reduced die size, their unique properties make them particularly difficult to etch and, therefore, require more advanced etch process technologies.

BUSINESS STRATEGY

      We have a large installed base of etch and deposition equipment exceeding 1,700 systems and we believe that over the years we have earned a reputation as a supplier of reliable, value-oriented systems along with systems incorporating unique, advanced process technologies. Our systems are sold throughout the world to both domestic and international customers. In our fiscal year ended March 31, 2004, approximately 67% of our revenues resulted from international sales. To support our systems sales, we maintain local service and support in every major geographic market in which we have an installed base, backed up by a spares logistics system designed to provide delivery within 24 hours anywhere in the world.

      Tegal's strategy is to become the leading provider of integrated etch and deposition process solutions for a defined set of new and emerging materials central to the production of a broad array of advanced semiconductor devices. Incorporation of these new, exotic materials is essential to achieving the higher device densities, lower power consumption and novel functions exhibited by the newest generation of cell phones, computer memories, fiber optic switches and remote sensors. Currently, Tegal is the leading supplier of etch solutions to makers of advanced "non-volatile" ferro-electric ("FeRAM") and magnetic ("MRAM") devices. FeRAM is just now entering commercial production with chips for the newest generation of cell phones, PDA's, smart cards and radio-frequency identification devices ("RFID's"), used for applications such as inventory tracking and cashier-less transaction processing. Rounding out Tegal's portfolio of new materials expertise are so-called "compound-semi" materials, such as GaAs, GaN and InP, widely used in telecom device production.

      Our long-term growth strategy is to build on our technical knowledge, experience and reputation in semiconductor capital equipment, both through organic growth in the markets in which it specializes and through selective acquisitions of complementary technologies. Through its acquisitions of Sputtered Films, Inc. and, more recently, Simplus Systems Corp., Tegal secured new sources for complementary deposition technologies for its new materials strategy.


PRODUCTS
6500 SERIES "CRITICAL ETCH" PRODUCTS

      We offer several models of our 6500 series critical etch products configured to address film types and applications desired by our customers. We introduced the 6500 series tool in 1994 and since that time have expanded the product line to address new applications including:

      o new high K dielectrics and associated materials used in capacitors at sub-0.5 micron for FRAMs, high-density DRAM and magnetic memory
            (MRAM) devices;
      o shallow trench isolation used to isolate transistors driven by increased packing densities used in memory devices employing design rules at or below 0.25 micron;
      o sub-0.5 micron multi-layer metal films composed of aluminum/copper/silicon/titanium alloys;
      o     sub-0.5 micron polysilicon;
      o     compound semiconductor III-V materials; and
      o     leading edge thin film head materials.

      All 6500 series models offer one and two-chamber configurations and a rinse/strip option. Prices for 6500 series systems typically range between $1.8 million and $3.0 million.

      Our 6500 series systems have been engineered to provide process flexibility and competitive throughput for wafers and substrates up to eight inches in diameter, while minimizing cost and space requirements. The 6550 Spectra chamber is 300 mm capable and is currently being used on the 200 mm 6500 platform. Customer demand for new materials is at the 200 mm node. However, having 300 mm capability is important for future customer needs. A dual chamber platform design allows for either parallel or integrated etch processes. We seek to maximize the 6500 series systems' average throughput by incorporating a process chamber technology and system architecture designed to minimize processing down-time required for cleaning and maintenance. Each 6500 series system has a central wafer handling system with full cassette vacuum loadlocks, non-contact optical wafer alignment and a vacuum transport system. Individual process module servicing is possible without shutting down the system or other chambers. Contamination control features in the 6500 series systems include pick and place wafer handling with no moving parts above the wafer, four-level vacuum isolation from the atmosphere to the etch chamber, and individual high-throughput, turbo-pumped vacuum systems for the cassettes, wafer handling platform and each process module. These and other features of the 6500 series are designed to enable a semiconductor manufacturer to reduce wafer particle contamination to a level that we believe exceeds industry standards and to improve etch results and process flexibility.

      In addition, our 6500 series systems incorporate a software system that has been designed and tested to minimize the risk of the system operator "crashing" the system or interrupting wafer fabrication, while being easy to use. This software system incorporates a software architecture designed to operate in multiple interface modes, including operator, maintenance engineer, process engineer and diagnostic modes. Features include icon-based touch screen menus for ease of use. In addition, the software provides a quick-response interface which allows the semiconductor manufacturer access to all necessary system information for factory automation. The system includes data in-situ process manufacturing archiving and remote, real time diagnostics.

900 SERIES "NON-CRITICAL ETCH" PRODUCTS

      We introduced our 900 series family of etch systems in 1984 as a critical etch tool of that era. Over the years, we have enhanced the 900 series family as non-critical etch systems capable of performing the etch steps required in the production of silicon-based IC devices and, more recently, as critical etch tools for new specialty devices such as gallium arsenide for high-speed telecommunications devices. In 1994, we introduced an eight-inch wafer capable 900 series system (capable of etching five inch to eight-inch wafers). The 900 series non-critical etch systems are aimed at pad, zero layer, non-selective nitride, backside, planarization and small flat panel display applications, thin film etch applications used in the manufacture of read-write heads for the disk drive industry and gallium arsenide and other III-V materials used in high-speed digital wireless telecommunications applications. Our 900 series systems typically sell for a price from $250,000 to $600,000.

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

ENDEAVOR SERIES CRITICAL DEPOSITION PRODUCTS

      We  offer  several  models  of our  Endeavor  series  critical  deposition products configured to address film types and applications desired by the customer. We introduced the Endeavor series tool in 1992 and since that time have expanded the product line to address new applications. Deposition applications addressed by the Endeavor series system include:

      o chip packaging technologies requiring stress control in multi-layer under bump metallization (UBM), including deposition onto polyimide;
      o     IC front side interconnect metallization;
      o Ohmic contact formation and metallization of thinned wafers for high power transistors;
      o deposition of thin film resistors with fine tuning of thermal capacitance of resistance (TCR);

      o     barrier and seed layer deposition in deep vias;
      o     encapsulating films for light emitting diodes (LED);
      o dielectric layers for sound acoustic wave (SAW) and integrated gate bipolar transistors (IGBT);
      o automobile electronics requiring high adhesion properties of the backside metal film stacks; and
      o high precision, ultra clean deposition of films used in photolithography and extreme ultraviolet (EUV) masks.

      All Endeavor series models offer one to five process modules, and can be configured as single or dual cassette module systems. The system is fully field upgradeable. Prices for Endeavor series systems typically range between $1.8 million and $3.0 million.

      Our Endeavor series systems have been engineered to provide process flexibility and competitive throughput for wafers and substrates up to eight inches in diameter, or six inches square while minimizing cost and space requirements. The Endeavor cassette module is SMIF compatible. Fast and efficient, the system's capability is enhanced by parallel processing and scheduled downtime is minimized by its modularity. Each Endeavor series system has a central wafer handling system with full vacuum loadlocks, non-contact optical wafer alignment and a vacuum transport system. Individual process module servicing is possible without shutting down the system or other chambers. Contamination control features in the Endeavor series systems include sputter-up processing, and a gentle and reliable handling system that allows the transport and process of wafers without clamping or mechanical pressure, and no backside contact of the wafer or substrate at any time. All processing is done under high vacuum, using individual high-throughput, turbo-pumped vacuum systems for the cassette module and transfer module and each process module. These and other features of the Endeavor series are designed to enable a semiconductor manufacturer to reduce wafer particle contamination to a level that we believe exceeds industry standards and to improve deposition results and process flexibility.

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

CUSTOMERS

      We sell our systems to semiconductor and related electronic device component manufacturers throughout the world. Major customers over the last three fiscal years have included the following:

AMI                        Matsushita               Sumitomo
AMS                        Motorola                 ST Microelectronics
Analog Devises             NEC                      Tesla Sezam,S.A.
Denso/Ryosan               Nortel Technology        Toshiba
Fuji Microdevice           OKI                      United Microelectronics
Hewlett Packard            RF Microdevices          University Francois Rabelais
Intel                      Sony                     Winbond Electronics Corp.
International Rectifier    Setech                   Walsin Lihwa Corp.

      Of these 24 customers, seven ordered one or more systems in fiscal 2004. The composition of our top five customers has changed from year to year, but net system sales to our top five customers in each of fiscal 2004, 2003, and 2002 accounted for 84.8%, 88.2%, and 54.4%, respectively, of our total net system sales. Intel, Fuji, and Matsushita accounted for 31.4%, 22.9% and 12.6% respectively, of our net system sales in 2004. International Rectifier, University Francois, ST Microelectronics and OKI represented 32.2%, 22.7%, 12.5% and 12.0%, respectively, of our net system sales in 2003. ST Microelectronics, Nortel, Analog and NEC represented 24.2%, 17.1%, 10.1% and 13.1%, respectively, of our net system sales in 2002. Other than the above customers, no single customer represented more than 10% of our net system sales in fiscal 2004, 2003 or 2002. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, may have a material adverse effect on us.

BACKLOG

      We schedule production of our systems based upon order backlog and customer commitments. We include in our backlog only orders for which written purchase orders have been accepted and shipment dates within the next 12 months have been assigned. As of May 31, 2004 and 2003, our order backlog was approximately $3,275 and $6,000, respectively. Booked system orders are subject to cancellation by the customer, but with substantial penalties except in the case of orders for evaluation systems or for systems that have not yet incurred production costs. Orders may be subject to rescheduling with limited or no penalty. Some orders are received for systems to be shipped in the same quarter as the order is received. As a result, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

MARKETING, SALES AND SERVICE

      We sell our systems worldwide through a network of six direct sales personnel and seven independent sales representatives in sales offices located throughout the world. In the United States of America, we market our systems through direct sales personnel located in two regional sales offices and at our Petaluma, California headquarters. In addition, we provide field service and applications engineers out of our regional locations and our Petaluma headquarters in order to ensure dedicated technical and field process support throughout the United States of America on short notice.

      We maintain sales, service and process support capabilities in Japan, Taiwan, Germany, and Italy and service/support operations in Austria and China. In addition to our international direct sales and support organizations, we also market our systems through independent sales representatives in Israel, India, Turkey, China, South Korea and Singapore and selected markets in Japan.

      International sales, which consist of export sales from the United States of America either directly to the end user or to one of our foreign subsidiaries, accounted for approximately 67%, 66% and 67% of total revenue for fiscal 2004, 2003 and 2002, respectively. Revenues by region for each of the last three fiscal years were as follows:

                                                    YEARS ENDED MARCH 31,
                                                  2004       2003        2002
                                               ---------  ---------   -------
 United States.............................    $   5,538  $   4,864   $   7,168
 Asia, excluding Japan.....................        1,241      1,537       3,903
 Japan.....................................        6,485      2,934       4,094
 Germany...................................          170        353         731
 Italy.....................................        1,480      1,851       2,617
 Europe, excluding Germany and Italy.......        1,614      2,561       3,093
                                               ---------  ---------   ---------
   Total sales.............................    $  16,528  $  14,100   $  21,606
                                               =========  =========   =========

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

      Our research and development encompasses the following areas: plasma etch, physical vapor deposition and chemical vapor deposition technologies, process characterization and development, material sciences applicable to etch and deposition environments, systems design and architecture, electro-mechanical design and software engineering. Management emphasizes advanced plasma and reactor chamber modeling capabilities in order to accelerate bringing advanced chamber designs to market. We employ multi-discipline teams to facilitate short engineering cycle times and rapid product development.

      As of March 31, 2004, we had 21 full-time employees dedicated to equipment design engineering, process support and research and development. Research and development expenses for fiscal 2004, 2003 and 2002 were $3,305, $4,815, and $5,928, respectively, and represented 20.0%, 34.2%, and 27.4% of total revenue, respectively. Such expenditures were primarily used for the development of new processes, continued enhancement and customization of existing systems, processing customer samples in our demonstration labs and providing process engineering support at customer sites. Additionally we had in-process research and development expense of $2,202 which represented 13.3% of revenue for fiscal 2004 that was related to the acquisition of Simplus Systems.

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

INTELLECTUAL PROPERTY

      We hold an exclusive license or ownership of 73 United States of America patents, including both deposition and etch products, and 36 corresponding foreign patents covering various aspects of our systems. We have also applied for 32 additional United States of America patents and 66 additional foreign patents. Of these patents, a few expire as early as 2004, others expire as late as 2022 with the average expiration occurring in approximately 2015. We believe that the duration of such patents generally exceeds the life cycles of the technologies disclosed and claimed therein. We believe that although the patents we have exclusively licensed or hold directly will be of value, they will not determine our success, which depends principally upon our engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our systems, processes and manufacturing techniques. We have signed a non-exclusive field of use license to two of our patents, relating to our strategic application sets. In addition, other companies and inventors may receive patents that contain claims applicable to our systems and processes. The sale of our systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. We also rely on trade secrets and other proprietary technology that we seek to protect, in part, through confidentiality agreements with employees, vendors, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by others.

      The original version of the system software for our 6500 series systems was jointly developed by us and Realtime Performance, Inc., a third-party software vendor. We hold a perpetual, non-exclusive, non-royalty bearing license to use and enhance this software. The enhanced version of the software currently used on our 6500 series systems has undergone multiple releases of the original software, and such enhancements were developed exclusively by us. Neither the software vendor nor any other party has any right to use our current release of the system software. However we cannot make any assurances that this software will not be illegally copied or reversed-engineered by either customers or third-parties.

EMPLOYEES

      As of March 31, 2004, we had a total of 89 regular employees, two part-time contract personnel and two full-time contract personnel. Of our regular employees, eight are in engineering, 13 are in research and development, 21 are in manufacturing and operations, 28 are in marketing, sales and customer service and support and 15 are in executive and administrative positions. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract, retain and develop such employees. Skilled employees, especially employees with extensive technological backgrounds, remain in demand. There can be no assurance we will be able to attract or retain the skilled employees that may be necessary to continue our research and development, manufacturing or marketing programs. The loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on us.

      None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

RISK FACTORS

      WE HAVE INCURRED OPERATING LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE; OUR PLANS TO MAINTAIN AND INCREASE LIQUIDITY MAY NOT BE SUCCESSFUL; THE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDES A GOING CONCERN UNCERTAINTY EXPLANATORY PARAGRAPH; THE ACCOUNTING FOR THE 2% CONVERTIBLE DEBENTURES RESULTED IN SIGNIFICANT EXPENSE AMOUNTS.

      We incurred net losses of $12,602, $12,625 and $8,730 for the years ended March 31, 2004, 2003 and 2002, respectively, and generated negative cash flows from operations of $3,179, $5,984 and $3,603 in these respective years. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report dated June 25, 2004 which is included elsewhere in this Form 10-K. Our plans to maintain and increase liquidity include the restructuring executed during fiscal 2002 and 2003, which reduced headcount from 155 employees to 89 employees and has reduced our cost structure entering fiscal 2005. We believe the cost reduction and a projected increase in sales during fiscal 2005 will generate sufficient cash flows to fund our operations through the end of fiscal 2005. However, these projected sales are to a limited number of new and existing customers and are based, for the most part, on internal and customer provided estimates of future demand, not firm customer orders. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all. Failure to raise additional funds may adversely affect the Company's ability to achieve its intended business objectives. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

      Our 2% convertible debentures due 2011 are convertible at a conversion rate of $0.35 per share, which was lower than the common stock's prices at June 30, 2003, the commitment date for the first tranche and September 8, 2003, the stockholder approval date for the second tranche. Additionally, we granted a 20% warrant coverage to our debenture holders. The value of both the beneficial conversion feature and warrants resulted in a significant debt discount which will be accreted as interest expense over the eight-year life of the debentures. This has resulted in substantial interest expense during fiscal 2004 of $5,251 and will continue to result in substantial interest expense through fiscal 2011 or until the debentures are converted. Approximately 22% of the debentures were not yet converted into shares of our common stock as of March 31, 2004; however as of June 15, 2004 all of these outstanding debentures had been converted into shares of our common stock.

THE EXERCISE OF OUTSTANDING WARRANTS, OPTIONS AND OTHER RIGHTS TO OBTAIN ADDITIONAL SHARES WILL DILUTE THE VALUE OF THE SHARES.

      As of March 31, 2004, there were warrants exercisable for approximately 3,199,942 shares of our common stock, advisor warrants convertible into 196,129 shares, 23,900 shares issuable as interest payment on previously issued debentures in lieu of cash and options exercisable for approximately 7,390,328 shares of our common stock. In addition, we have warrants outstanding from previous offerings for approximately 1,610,480 shares of our common stock.

      The exercise of these warrants and the issuance of the common stock will result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby. In addition, the exercise price of the warrants may be lowered under the price adjustment provisions in the event of a "dilutive issuance," that is, if we issue common stock at any time prior to their maturity at a per share price below such conversion or exercise price, either directly or in connection with the issuance of securities that are convertible into, or exercisable for, shares of our common stock. A reduction in the exercise price may result in the issuance of a significant number of additional shares upon the exercise of the warrants.

      The warrants do not establish a "floor" that would limit reductions in such conversion price or exercise price. The downward adjustment of the exercise price of these warrants could result in further dilution in the value of the shares of our outstanding common stock and the voting power represented thereby.

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

      We received stockholder approval to increase the number of authorized shares of common stock to 100,000,000 shares. We may issue additional capital stock, convertible securities and/or warrants to raise capital in the future. In addition, we may elect to pay any accrued interest on the outstanding $1,673 principal amount of debentures as of March 31, 2004 with shares of our common stock. Interest on the debentures is compounded quarter-annually, based on 2% per annum on the principal amount outstanding. In addition, to attract and retain key personnel, we may issue additional securities, including stock options. All of the above could result in additional dilution of the value of our common stock and the voting power represented thereby. No prediction can be made as to the effect, if any, that future sales of shares of our common stock, or the availability of shares for future sale, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our common stock and may make it more difficult for us to sell our equity securities in the future at a time and price which we deem appropriate. Public or private sales of substantial amounts of shares of our common stock by persons or entities that have exercised options and/or warrants could adversely affect the prevailing market price of the shares of our common stock.

THE SEMICONDUCTOR INDUSTRY IS CYCLICAL AND MAY EXPERIENCE PERIODIC DOWNTURNS THAT MAY NEGATIVELY AFFECT CUSTOMER DEMAND FOR OUR PRODUCTS AND RESULT IN LOSSES SUCH AS THOSE EXPERIENCED IN THE PAST.

      Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have had a detrimental effect on the semiconductor industry's demand for semiconductor capital equipment, including etch and deposition systems manufactured by us. In response to the current prolonged industry slow-down, we have initiated a substantial cost containment program and completed a corporate-wide restructuring to preserve our cash. However, the need for continued investment in research and development, possible capital equipment requirements and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to the current downturn.

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

WE DEPEND ON SALES OF OUR ADVANCED PRODUCTS TO CUSTOMERS THAT MAY NOT FULLY ADOPT OUR PRODUCT FOR PRODUCTION USE.

      We have designed our advanced etch and deposition products for customer applications in emerging new films, polysilicon and metal which we believe to be the leading edge of critical applications for the production of advanced semiconductor and other microelectronic devices. Revenues from the sale of our advanced etch and deposition systems accounted for 40%, 25% and 36% of total revenues in fiscal 2004, 2003 and 2002, respectively. Our advanced systems are currently being used primarily for research and development activities or low volume production. For our advanced systems to achieve full market adoption, our customers must utilize these systems for volume production. There can be no assurance that the market for devices incorporating emerging films, polysilicon or metal will develop as quickly or to the degree we expect.

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

OUR CUSTOMERS ARE CONCENTRATED AND THEREFORE THE LOSS OF A SIGNIFICANT CUSTOMER MAY HARM OUR BUSINESS.

      Our top five customers accounted for 84.8%, 88.2% and 54.4% of our systems revenues in fiscal 2004, 2003 and 2002, respectively. Three customers each accounted for more than 10% of net systems sales in fiscal 2004. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor manufacturing industry, may have a detrimental effect on our business, financial condition, results of operations and cash flows. Our ability to increase our sales in the future will depend, in part, upon our ability to obtain orders from new customers, as well as the financial condition and success of our existing customers and the general economy, which is largely beyond our ability to control.

WE ARE EXPOSED TO ADDITIONAL RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

      International sales accounted for 67%, 66% and 67% of total revenue for fiscal 2004, 2003 and 2002, respectively. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a detrimental effect on our operations, financial results and cash flows.

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

EVOLVING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES AND CONTINUING UNCERTAINTY.

      Changing laws, regulations and standard relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have invested resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.


WE MUST INTEGRATE OUR ACQUISITION OF SIMPLUS SYSTEMS CORPORATION AND WE MAY NEED TO MAKE ADDITIONAL FUTURE ACQUISITIONS TO REMAIN COMPETITIVE. THE PROCESS OF IDENTIFYING, ACQUIRING AND INTEGRATING FUTURE ACQUISITIONS MAY CONSTRAIN VALUABLE MANAGEMENT RESOURCES, AND OUR FAILURE TO EFFECTIVELY INTEGRATE FUTURE ACQUISITIONS MAY RESULT IN THE LOSS OF KEY EMPLOYEES AND THE DILUTION OF STOCKHOLDER VALUE AND HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS.

      On November 11, 2003, we acquired substantially all of the assets of Simplus Systems Corporation. We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. We may encounter problems with the assimilation of Simplus or businesses, products or technologies acquired in the future including:

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

OUR FINANCIAL PERFORMANCE MAY ADVERSELY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL AND OUR ABILITY TO HIRE NEW PERSONNEL.

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

THE STRUCTURED SECONDARY OFFERING FACILITY WE ENTERED INTO IN FEBRUARY 2004 AND AMENDED IN MAY 2004 MAY HAVE A DILUTIVE IMPACT ON OUR STOCKHOLDERS, AND THE POTENTIAL UNAVAILABILITY OF THIS FACILITY WOULD NEGATIVELY IMPACT OUR FINANCING ACTIVITIES.

      On February 11, 2004, we entered into a structured secondary offering facility (the "Structured Secondary") with Kingsbridge Capital Limited ("Kingsbridge"), which was amended on May 19, 2004. Under the terms of an Amended and Restated Common Stock Purchase Agreement (the "Purchase Agreement") entered into by the Company and Kingsbridge on May 19, 2004 with respect to the Structured Secondary, we may, at our sole discretion, sell to Kingsbridge, and Kingsbridge would be obligated to purchase, up to $25 million of shares of our common stock, par value $0.01 per share. The price at which we may sell shares of common stock under the Purchase Agreement is based on a discount to the volume weighted average market price of the common stock for a specified number of trading days following each of our respective elections to sell shares thereunder. The lowest threshold price at which our stock may be sold is at the sole discretion of the Company, but in no case may be lower than $1.00 per share, and in the event the price of our common stock falls below this $1.00 threshold, the Structured Secondary will not be an available source of financing. We may utilize the Structured Secondary through February 11, 2004 from time to time in our sole discretion, subject to various conditions and terms contained in the Purchase Agreement. Among the terms of the Purchase Agreement is a "Material Adverse Effect" clause which permits Kingsbridge to terminate the Structured Secondary if Kingsbridge determines that an event has occurred that results in any effect on the business, operations, properties or financial condition of the Company and its subsidiaries that is material and adverse to the Company and such subsidiaries, taken as a whole, and/or any condition, circumstance, or situation that would prohibit or otherwise interfere with our ability to perform any of our obligations under the Purchase Agreement.

      In connection with our entering into the Structured Secondary, we issued to Kingsbridge a warrant (the "Warrant") to purchase 300,000 shares of common stock at an exercise price of $4.11 per share. The Warrant will not be exercisable until August 11, 2004, and will expire on August 11, 2009.

      There are 9,151,661 shares of our common stock that are reserved for issuance under the Structured Secondary with Kingsbridge, 300,000 of which are issuable under the Warrant we granted to Kingsbridge. The issuance of shares under the Structured Secondary and upon exercise of the Warrant will have a dilutive impact on other stockholders and the issuance or even potential issuance of such shares could have a negative effect on the market price of our common stock. In addition, if we draw down the Structured Secondary, we will issue shares to Kingsbridge at a discount of 10% of the daily volume weighted average prices of our common stock during a specified period of trading days after initiation of each respective draw down. Issuing shares at such a discount will further dilute the interests of other stockholders.

      To the extent that Kingsbridge sells shares of our common stock issued under the Structured Secondary to third parties, our stock price may decrease due to the additional selling pressure in the market. The perceived risk of dilution from sales of stock to or by Kingsbridge may cause holders of our common stock to sell their shares, or it may encourage short sales. This could contribute to a decline in our stock price.


THE STRUCTURED SECONDARY IMPOSES CERTAIN LIMITATIONS ON OUR ABILITY TO ISSUE EQUITY OR EQUITY-LINKED SECURITIES.

      During the two-year term of the Structured Secondary, we may not engage in certain equity or equity-linked financings without the prior written consent of Kingsbridge, which consent will not be unreasonably withheld, conditioned or delayed. However, we may engage in the following capital raising transactions without Kingsbridge's consent: (1) establish stock option or award plans or agreements (for directors, employees, consultants and/or advisors) and amend such plans or agreements, including increasing the number of shares available thereunder, (2) use equity securities to finance the acquisition of other companies, equipment, technologies or lines of business, (3) issue shares of common stock and/or preferred stock in connection with our option or award plans, stock purchase plans, rights plans, warrants or options, (4) issue shares of common stock and/or preferred stock in connection with the acquisition of products, licenses, equipment or other assets and strategic partnerships or joint ventures (the primary purpose of which is not to raise equity capital);
(5) issue shares of common and/or preferred stock to consultants and/or advisors as consideration for services rendered, (6) issue and sell shares in an underwritten public offering of common stock, and (7) issue shares of common stock to Kingsbridge under any other agreement entered into between our company and Kingsbridge.

      In addition, we may not issue securities that are, or may become, convertible or exchangeable into shares of common stock where the purchase, conversion or exchange price for such common stock is determined using a floating or otherwise adjustable discount to the market price of the common stock (including pursuant to an equity line or other financing that is substantially similar to an equity line with an investor other than Kingsbridge) during the two-year term of our agreement with Kingsbridge.

WE MAY ISSUE ADDITIONAL SHARES AND DILUTE YOUR OWNERSHIP PERCENTAGE.

      Certain events over which you have no control could result in the issuance of additional shares of our common stock, which would dilute your ownership percentage in our company. As of March 31, 2004, there were 36,583,850 shares of our common stock issued and outstanding and there were 533,521 shares of common stock reserved for issuance under our equity incentive and stock purchase plans. In addition, as of March 31, 2004, there were outstanding options, warrants and other rights to acquire up to approximately 7,390,000 shares of common stock. We may also issue additional shares of common stock or preferred stock:

      o to raise additional funds for working capital, commercialization, production and marketing activities;

      o upon the exercise or conversion of additional outstanding options and warrants; and

      o     in lieu of cash payment of dividends.

      Moreover, although the issuance of our common stock under the Structured Secondary will have no effect on the rights or privileges of existing holders of common stock, the economic and voting interests of each stockholder will be diluted as a result of such issuance. Although the number of shares of common stock that stockholders presently own will not decrease, such shares will represent a smaller percentage of our total shares that will be outstanding after such events. If we satisfy the conditions that allow us to draw down the entire $25 million available under the Structured Secondary, and we choose to do so, then generally, as the market price of our common stock decreases, the number of shares we will have to issue upon each draw down on the Structured Secondary increases, to a maximum of 8,851,661 shares. Therefore drawing down upon the Structured Secondary when the price of our common stock is decreasing will have an additional dilutive effect to your ownership percentage and may result in additional downward pressure on the price of our common stock.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

      This Form 10-K includes or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements, which are based on assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "believe," "estimate," "expect," "intend," "project," or similar expressions. These forward-looking statements are subject to risks, uncertainties and assumptions about us. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth under the caption "Risk Factors" and elsewhere in this prospectus and the documents incorporated by reference in this Form 10-K. If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirely by the cautionary statements in this paragraph.

ITEM 2.  PROPERTIES

      We maintain our headquarters, encompassing our executive office, manufacturing, engineering and research and development operations, in one leased 45,064 square foot facility in Petaluma, California. The lease, which was signed on April 30, 2004, and is filed as an exhibit to this Form 10-K, expires on December 31, 2009. The prior lease for the same facility was due to expire in March 2004. In the prior lease, we leased 120,000 sq. ft. and occupied 80,000 sq. ft., with the balance subleased or available for sublease. The new lease for 57,418 sq. ft. is for the occupied space only and the sub-tenants' leases have been assigned to the landlord. Other than certain large pieces of capital equipment leased by us, we own substantially all of the machinery and equipment used in our facilities. We believe that our existing facilities are adequate to meet our requirements for several years.

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

      We lease sales, service and process support space in Munich, Germany; Kawasaki, Japan; Catania, Italy; and Hsin Chu City, Taiwan.

ITEM 3.  LEGAL PROCEEDINGS

Sputtering Films, Inc. v. Advanced Modular Sputtering, et al., filed in Santa Barbara County Superior Court.

Our subsidiary, Sputtered Films, Inc. ("SFI") filed an action against two former employees, Sergey Mishin and Rose Stuart-Curran, and the company they formed after leaving SFI, Advanced Modular Sputtering ("AMS"), alleging misappropriation of trade secrets, violation of signed employee Secrecy Agreements, unfair business practices and other claims arising out of AMS's apparent possession and use of SFI's drawings and specifications for SFI's
Endeavor Sputtering Machine and the Series IV S-Gun. SFI believes that the sputtering tools marketed by AMS result from unauthorized use of SFI's drawings, specifications and other trade secret technology. The case was filed in December 2003, and a trial is anticipated prior to the end of 2004. .

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUE PURCHASES OF EQUITY SECURITIES

      Since May 6, 2003, our common stock has traded on the Nasdaq SmallCap Market under the symbol TGAL. Prior to this date, our common stock traded on the Nasdaq National Market since October 19, 1995. The following table sets forth the range of high and low sales prices for our common stock for each quarter during the prior two fiscal years.

                                                               HIGH        LOW
      FISCAL YEAR 2003
      First Quarter......................................    $1.420     $0.130
      Second Quarter.....................................     1.300      0.330
      Third Quarter......................................     0.880      0.130
      Fourth Quarter.....................................     0.790      0.250
      FISCAL YEAR 2004
      First Quarter......................................    $0.830     $0.300
      Second Quarter.....................................     1.640      0.500
      Third Quarter......................................     3.150      0.960
      Fourth Quarter.....................................     4.050      1.790

      The approximate number of record holders of our common stock as of March 31, 2004 was 402. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future. Further, our domestic line of credit restricts the declaration and payment of cash dividends.


                                                 EQUITY COMPENSATION PLAN INFORMATION

                            PLAN CATEGORY                                NUMBER OF       WEIGHTED-AVERAGE       NUMBER OF
                                                                      SECURITIES TO BE    EXERCISE PRICE       SECURITIES
                                                                        ISSUED UPON       OF OUTSTANDING        REMAINING
                                                                        EXERCISE OF           OPTIONS         AVAILABLE FOR
                                                                        OUTSTANDING                          FUTURE ISSUANCE
                                                                          OPTIONS                             UNDER EQUITY
                                                                                                              COMPENSATION
                                                                                                            PLANS (EXCLUDING
                                                                                                               SECURITIES
                                                                                                              REFLECTED IN
                                                                                                               COLUMN (A))
                                                                            (A)                (B)                (C)
   Equity compensation Plans approved by security holders
      Equity Incentive Plan                                              1,195,700           $ 4.41                  --
      1990 Stock Option Plan                                               158,626             5.73                  --
      1998 Equity Participation Plan                                     5,471,002             1.34             533,521
      Directors Stock Option Plan                                          565,000             1.77                  --
                                                                     -------------       ----------         -----------
       Total                                                             7,390,328          $  1.97             533,521
                                                                     =============       ===========        ===========


                              WARRANTS OUTSTANDING

                                                                                                  YEAR ENDED MARCH 31,
                                                                                        2004           2003           2002
                                                                                   -------------  ------------   ---------
   Number of securities to be issued upon exercise of outstanding warrants.....      5,006,551      1,693,552      1,218,552
   Weighted-average exercise price of outstanding warrants.....................         $ 1.39         $ 2.77         $ 3.30


SINCE MARCH 31, 2001, WE HAVE ISSUED AND SOLD THE FOLLOWING UNREGISTERED SECURITIES.

      Common Stock

      On February 11, 2004, we signed a $25 million equity facility with Kingsbridge Capital Limited ("Kingsbridge"). The arrangement will allow the us to sell shares of our common stock to Kingsbridge at our sole discretion over a 24-month period on a "when and if needed" basis. Kingsbridge is required under the terms of the arrangement to purchase our stock following the effectiveness of a registration statement. The price of the common shares issued under the agreement is based on a discount to the volume-weighted average market price during a specified drawdown period. We have no obligation to draw down all or any portion of the commitment. The maximum amount of shares that we may issue to Kingsbridge under the equity facility is 8,851,661.

      In connection with the agreement, on February 11, 2004, we issued fully vested warrants to Kingsbridge to purchase 300,000 shares of our common stock at an exercise price of $4.11 per share. This transaction was effected in reliance on Regulation D under the Securities Act.

      On December 5, 2003, we closed a transaction in which we purchased substantially all of the assets of Simplus Systems Corporation, a Delaware corporation, in exchange for 1,499,994 shares of our common stock. The transaction was effected in reliance on Regulation D under the Securities Act.

      On June 30, 2003, we entered into agreements with investors to raise up to $7,165 in a private placement to institutional and individual investors of (i) an aggregate of $7,165 in principal amount of our 2% convertible debentures, convertible into common stock at $0.35 per share and (ii) warrants to purchase approximately 4,100 shares of our common stock, exercisable at $0.50 per share. The first tranche of approximately $929 of the private placement was completed on June 30, 2003 and the second tranche was completed on September 9, 2003 following shareholder approval. This transaction was effected in reliance on Rule 506 of Regulation D.

      On August 30, 2002, we issued and sold 350,000 shares of our common stock to consultants upon exercise of warrants at an exercise price of $1.20 in lieu of cash payments. This transaction was effected in reliance on Rule 501 of Regulation D.

      On August 30, 2002, we issued and sold 1,499,987 shares of our common stock in connection with our acquisition of Sputtered Films, Inc., a California corporation ("SFI") pursuant to an Agreement and Plan of Merger dated as of August 13, 2002. The transaction was effected in reliance on Regulation D.

      On June 26, 2002, we issued and sold 125,000 shares of our common stock to Silicon Valley Bank upon exercise of a warrant at an exercise price of $2.00. This transaction was effected in reliance on Rule 501 of Regulation D.

      On December 31, 2001, we closed a private placement in which we sold to accredited investors 1,661,005 units, each unit consisting of one share of common stock and one warrant to purchase one-half of a share of common stock, for proceeds of $2.2 million, net of $0.1 million in cash stock issuance costs. We also granted to the placement agent warrants to purchase 83,050 shares of our common stock. The warrants have an exercise price of $2.50 per share and expire on December 31, 2006. This transaction was effected in reliance on Regulation D.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                        YEAR ENDED MARCH 31,
                                                                   --------------------------------------------------------------
                                                                      2004         2003         2002          2001        2000
                                                                   ----------   ----------  -----------   -----------   ---------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
   CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
   Revenue......................................................   $  16,528    $  14,100   $  21,606     $   38,205   $   26,438
   Gross profit (loss)..........................................       4,647          (66)      6,676         13,915        9,231
   Operating loss...............................................      (7,180)     (12,617)     (8,235)        (7,226)     (12,932)
   Income (loss) before cumulative effect of change in
     accounting principle (2)...................................     (12,602)     (12,625)     (8,730)         1,096      (12,571)
   Net income (loss)............................................     (12,602)     (12,625)     (8,730)           699      (12,571)
   Net income (loss) per share: (1)
     Basic......................................................       (0.56)       (0.82)      (0.67)          0.06        (1.15)
     Diluted....................................................       (0.56)       (0.82)      (0.67)          0.05        (1.15)
   Shares used in per share computation:
     Basic......................................................      22,442       15,311      13,030         12,499       10,964
     Diluted....................................................      22,442       15,311      13,030         12,838       10,964



                                                                                              MARCH 31,
                                                                      2004         2003         2002          2001        2000
                                                                   ----------   ----------  -----------   -----------   ---------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
   CONSOLIDATED BALANCE SHEET DATA:
   Cash and cash equivalents....................................   $   7,049    $     912   $   8,100     $   12,649   $   12,627
   Working capital..............................................       8,823        5,041      20,816         26,551       24,993
   Total assets.................................................      22,658       17,209      29,227         42,252       35,573
   Debt obligations  (excluding  capital leases and 2% convertible
   debentures)...................................................       2,450          426         922          3,884          560
   Stockholders' equity.........................................      14,955       11,123      22,286         28,609       27,431


----------

      (1) See Note 3 of our Consolidated Financial Statements for an explanation of the computation of earnings per share.
      (2) During the fourth quarter of fiscal 2001, we implemented SAB 101, retroactive to the beginning of the fiscal year. This was reported as a cumulative effect of a change in accounting principle as of April 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $397 (net of income taxes of $25), which was included in income for the year ended March 31, 2001. For fiscal 2001, we recognized $478 in revenue that was included in the cumulative effect of the change in accounting principle.

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

COMPANY OVERVIEW

      Tegal Corporation, a Delaware corporation ("Tegal"), designs, manufactures, markets and services plasma etch and deposition systems that enable the production of integrated circuits ("ICs"), memory and related microelectronics devices used in personal computers, wireless voice and data telecommunications, contact-less transaction devices, radio frequency identification devices ("RFID's"), smart cards, data storage and micro-level actuators. Etching and deposition constitute two of the principal IC and related device production process steps and each must be performed numerous times in the production of such devices.

      We were formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc. ("Motorola"). Our predecessor company was founded in 1972 and acquired by Motorola in 1978. We completed our initial public offering in October 1995.

      On August 30, 2002, we acquired Sputtered Films, Incorporated ("SFI"), a privately held California corporation, pursuant to an Agreement and Plan of Merger dated August 13, 2002. SFI is a leader in the design, manufacture and service of high performance physical vapor deposition sputtering systems for the semiconductor and semiconductor packaging industry. SFI was founded in 1967 with the development of the S-Gun, a core technology of the acquired company.

      On November 11, 2003, we acquired substantially all of the assets and certain liabilities of Simplus Systems Corporation, ("Simplus"), a development stage company, pursuant to an asset purchase agreement. Simplus had developed a deposition cluster tool and certain patented processes for barrier, copper seed and high-K dielectric applications. Simplus had coined the term "nano-layer deposition" or "NLD" to describe its unique approach to chemical vapor deposition ("CVD"). The Company is continuing to develop these NLD processes and related tools, and is in the process of marketing them to a limited number of key customers and joint development partners.

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

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

REVENUE RECOGNITION

      Revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. We defer revenue recognition for new product sales until both installation and customer acceptance has occurred. For sales of existing products, upon the transfer of title and risk of loss, revenue is recorded at the lesser of the fair value of the equipment or the contractual amount billable upon shipment. The remainder is recorded as deferred revenue and recognized as revenue upon installation and customer acceptance. Revenue for spare part sales is generally recognized upon shipment. Services revenue is recognized as the related services are provided, unless services are paid for in advance according to service contracts, in which case revenue is deferred and recognized over the service period using the straight-line method.

ACCOUNTS RECEIVABLE - ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

      We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. Given the average selling prices of our systems, a single customer default could have a material adverse effect on our consolidated financial position, results of operations, and cash flows. In addition we maintain an allowance for product returns and other allowances.

INVENTORIES

      Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required, as was the case in the third quarter of fiscal 2004. Any excess and obsolete provision is released only if and when the related inventories is sold or scrapped.

IMPAIRMENT OF LONG-LIVED ASSETS

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. No impairment charge has been recorded for the years ended 2004, 2003 and 2002, respectively.

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

DEFERRED TAXES

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future taxable income, we have fully reserved our deferred tax assets as of March 31, 2004 and 2003. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

      Tegal designs, manufactures, markets and services plasma etch and deposition systems that enable the production of integrated circuits ("ICs"), memory and related microelectronics devices used in personal computers, wireless voice and data telecommunications, contact-less transaction devices, radio frequency identification devices ("RFID's"), smart cards, data storage and micro-level actuators. With the acquisitions of Sputtered Films and Simplus Systems Corporation we now also provide deposition capabilities. The acquisition of Sputtered Films secured a source for a complementary deposition technology for our new materials strategy. Simplus has developed a deposition cluster tool and certain patented processes for barrier, copper seed and high-K dielectric applications. Simplus coined the term "nano-layer deposition" or "NLD" to describe its unique approach to chemical vapor deposition ("CVD").

      The following table sets forth certain financial data for the years indicated as a percentage of revenue:

                                                      YEAR ENDED MARCH 31,
                                                   2004       2003       2002
                                                 -------    ------       -----
    Revenue...................................... 100.0%     100.0%      100.0%
    Cost of revenue..............................  71.9      100.5        69.1
                                                 ------     ------      ------
    Gross profit (loss)..........................  28.1       (0.5)       30.9
                                                 ------     ------      ------
    Operating expenses:
      Research and development expenses..........  20.0       34.2        27.4
      Sales and marketing expenses...............  14.2       20.7        18.5
      General and administrative expenses........  24.0       34.1        23.1
      In-process research and development........  13.3         --          --
                                                 ------     ------      ------
         Total operating expenses................  71.5       89.0        69.0
                                                 ------     ------      ------
    Operating loss............................... (43.4)     (89.5)      (38.1)
    Other expense, net...........................  (32.8)       --        (2.3)
                                                 ------     ------      ------
         Net loss................................ (76.2)%    (89.5)%     (40.4)%
                                                 ======     ======      ======

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

REVENUE

      Our revenue is derived from sales of new and refurbished systems, spare parts and non-warranty service. Revenue increased 17 percent in fiscal 2004 from fiscal 2003 (to $16,528 from $14,100). The revenue increase in fiscal 2004 as compared to fiscal 2003 was principally attributable to the mix of higher priced systems and two large upgrades on critical etch tools. Spares and service sales were flat year to year. Our revenue is derived from sales of new and refurbished systems, spare parts and non-warranty service. Revenue decreased 35 percent in fiscal 2003 from fiscal 2002 (to $14,100 from $21,606). The revenue decrease in fiscal 2003 compared to fiscal 2002 was principally attributable to a sharp decrease in the sale of our 900 series systems during the economic slow down and two fewer 6500 series system sales, offset in part by the sale of one Endeavor system, in addition to lower spares and service sales. We believe the lower spares and service sales is the result of lower usage of the systems previously installed, occurring naturally as a result of lower capacity utilization by our customers..

      International sales accounted for approximately 67, 66 and 67 percent of total revenue in fiscal 2004, 2003 and 2002, respectively. We expect that international sales will continue to account for a significant portion of our revenue.

GROSS PROFIT (LOSS)

      Our gross profit (loss) as a percentage of revenue (gross margin) increased to 28.1 percent in fiscal 2004 compared to (0.5) percent in fiscal 2003. The gross margin increase in fiscal 2004 as compared to fiscal 2003 was principally due to increased sales activity and better absorption of overhead accompanied by reduced department expenses in operations and service.
Additionally   we  had  a  provision  for  excess  and  obsolete   inventory  of
approximately $967 in the third quarter of 2004 as compared to a provision of $1,922 in the second quarter of 2003. Our gross profit (loss) as a percentage of revenue (gross margin) decreased to (0.5) percent in fiscal 2003 compared to 31 percent in fiscal 2002. The gross margin decrease in fiscal 2003 as compared to fiscal 2002 was principally due to provisions for excess and obsolete inventory for approximately $1,922 in the second quarter, accompanied by lower gross margins for system sales because of lower volumes and continued high overhead costs. None of the written down inventory was sold in fiscal year 2004 or fiscal year 2003.

      Our gross profit as a percentage of revenue has been, and will continue to be, affected by a variety of factors, including the mix and average selling prices of systems sold and the costs to manufacture, service and support new product introductions and enhancements. Gross margins for our 6500 series systems are typically lower than those of our more mature 900 series systems due to the inefficiencies and lower vendor discounts associated with lower order volumes and increased service, installation and warranty support. However, gross profit improvement is one of our highest priorities. We believe that the results of our overhead reductions, will begin to exhibit themselves in gross profit improvements, especially as our sales volume increases.

RESEARCH AND DEVELOPMENT

      Research and development expenses consist primarily of salaries, prototype material and other costs associated with our research and development efforts. In absolute dollars, research and development expenses decreased to $3,305 in fiscal 2004 from $4,815 in fiscal 2003. The absolute dollar decrease in fiscal 2004 expenses from fiscal year 2003 was due primarily to cuts in expenses within non-essential programs. As a percentage of revenue, research and development decreased to 20.0 percent from 34.2 percent in fiscal 2003. In absolute dollars, research and development expenses decreased to $4,815 in fiscal 2003 from $5,928 in fiscal 2002. The absolute dollar decrease in fiscal 2003 expenses from fiscal 2002 was due primarily to cuts in expenses. As a percentage of revenue, research and development increased to 34.2 percent in fiscal 2003 from 27.4 percent in fiscal 2002. Although our research and development expense in absolute dollars is decreasing year over year, we continue to maintain active development efforts in support of our new materials strategy. For several years, our research and development efforts have been focused primarily on customer needs for process solutions rather than hardware developments, which typically require substantially more investment.

SALES AND MARKETING

      Sales and marketing expenses primarily consist of salaries, commissions, trade show promotion and advertising expenses. In absolute dollars, sales and marketing expenses decreased to $2,347 in fiscal 2004 from $2,922 in fiscal 2003. As a percentage of revenue, sales and marketing expenses decreased to 14.2 percent in fiscal 2004 from 20.7 percent in fiscal 2003. The absolute dollar decrease in fiscal 2004 from fiscal 2003 was primarily due to our cuts in expenses, such as a reduced presence at regional trade shows and conferences and lower advertising expenses. In absolute dollars, sales and marketing expenses decreased to $2,922 in fiscal 2003 from $3,996 in fiscal 2002. As a percentage of revenue, sales and marketing expenses increased to 20.7 percent in fiscal 2003 from 18.5 percent in fiscal 2002. The absolute dollar decrease in fiscal 2003 from fiscal 2002 was primarily due to our cuts in expenses. Additionally we have converted from direct sales to manufacturer's representatives in some foreign markets where business is very light. Nevertheless, we believe that we have sufficient coverage in our foreign markets to ensure that we are under consideration by customers who are in a position to commit funds to capital equipment purchases.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relation's activities. General and administrative expenses in absolute dollars decreased to $3,973 in fiscal 2004 from $4,814 in fiscal 2003. The absolute dollar decreases in spending were related to continued strategic expense cuts across all functions. As a percentage of revenues, general and administrative expenses decreased to 24.0 percent, from 34.1 percent in fiscal 2003. General and administrative expenses in absolute dollars decreased slightly to $4,814 in fiscal 2003 from $4,987 in fiscal 2002. The absolute dollar decreases in spending were related to continued strategic expense cuts, offset in part by the cost of the acquisition of Sputtered Films and their operations in August 2002. As a percentage of revenues, general and administrative expenses increased to
34.1 percent, up from 23.1 percent in fiscal 2002. We continue to seek improvements in productivity in all general and administrative expense areas through reduction and cross training of personnel, tighter management of outside service providers and the lowering of costs associated with being a public company.

IN-PROCESS RESEARCH & DEVELOPMENT

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

      The fair value underlying the $2,202 assigned to IPR&D in the Simplus acquisition was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. Projects in the IPR&D category are certain design change improvements on the existing 150 mm and 200 mm systems and the development of a 300 mm system. The design change improvements on the existing systems is estimated to cost approximately $500,000 to $1 million, is approximately 90% complete and will be completed by December 31, 2004. The development of a 300 mm system is estimated to be approximately 10% complete, and to cost between $2 Million and $4 Million over the next two to four years, as market demand materializes.

      The IPR&D value of $2,202 was determined by an income approach where fair value is the present value of projected free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a seven-year period were discounted at a rate of 32% percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management's estimates of revenue, expenses and asset requirements. Any delays or failures in the completion of these projects could impact expected return on investment and future results of operations. In addition, our financial condition would be adversely affected if the value of other intangible assets acquired became impaired.

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

OTHER EXPENSE, NET

      Other expense, net consists principally of, interest income, interest expense and gains and losses on foreign exchange. We recorded net non-operating expense of $5,422 in fiscal 2004 and $8 in fiscal 2003. In 2004, interest expense increased due to $5,480 of interest expense that was primarily attributable to the accretion of the debt discount and the amortization of the debt issuance costs related to the debenture financing (see Note 7 to the accompanying notes to the consolidated financial statements). We recorded net non-operating expense of $8 in fiscal 2003 and $495 in fiscal 2002. In 2003, interest expense was reduced due to reduced borrowings on both the Japanese and domestic lines of credit.

INCOME TAXES

      Our effective tax rate was zero percent in all three fiscal years. No tax benefit was recorded for the losses incurred in fiscal 2004, 2003 and 2002 due to uncertainty related to the realization of such benefits. All deferred tax assets have been fully reserved.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operations was $3,179 in fiscal 2004, due principally to a net loss of $12,602 offset by non cash expense from depreciation and amortization, warrants issued for services rendered, and non cash interest expense, and a non cash charge for acquired IPR&D related to the Simplus acquisition. Additionally, the net loss is offset by a net decrease in inventory offset by an increase in accounts receivable, and a net decrease in accounts payable, accrued liabilities, and an increase in prepaid expenses and other assets. Net cash used in operations was $5,984, in fiscal 2003, due principally to a loss of $12,625 (after adjusting for depreciation and amortization) and a decrease in accounts payable, accrued liabilities, and deferred revenue, offset in part by a decrease in accounts receivable, inventory and prepaid assets.

      Net capital expenditures totaled $254, $479 and $501, in fiscal 2004, 2003 and 2002, respectively. Capital expenditures in all three years were incurred principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers. Fiscal 2003 investing activities also included $184 of cash transaction costs related to the SFI acquisition, net of cash acquired.

      Cash proceeds from financing activities totaled $9,734 for fiscal 2004 and were primarily from the sale of debentures and the subsequent exercise of common stock warrants by service providers and debenture holders and borrowing on the domestic and Japanese lines of credit. Net cash used in financing activities totaled $820 for fiscal 2003 primarily related to the repayment of the domestic and Japanese lines of credit.

      On January 19, 2004, the Company entered into a new line of credit with Silicon Valley Bank that will be available until January 19, 2005. The new line of credit has a maximum borrowing capacity of $3.5 million, bears interest of prime plus 1.0% and is collateralized by substantially all of the Company's domestic and Japanese assets. As of March 31, 2004, the Company had $1,347 outstanding under this domestic line of credit, which was further limited by the amounts of accounts receivable and inventories on the Company's balance sheet.

      On February 11, 2004, the Company signed a $25 million equity facility with Kingsbridge Capital, a firm that specializes in the financing of small to medium sized technology-based companies. The arrangement will allow the Company to sell shares of its common stock to Kingsbridge at its sole discretion over a 24-month period on a "when and if needed" basis. Kingsbridge Capital is required under the terms of the arrangement to purchase Tegal's stock following the effectiveness of a registration statement. The price of the common shares issued under the agreement is based on a discount to the volume-weighted average market price during a specified drawdown period. The Company has no obligation to draw down all or any portion of the commitment.

      In connection with the agreement, the Company issued fully vested warrants to Kingsbridge Capital to purchase 300,000 shares of the Company's common stock at an exercise price of $4.11 per share. The fair value of such options, which amounted to approximately $756 was capitalized as a transaction cost and included in other assets. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 114%, term of five years, risk free interest of 3.91% and underlying stock price equal to fair market value at the time of grant.

      As of March 31, 2004, the Company's Japanese subsidiary had $979 outstanding under its bank line of credit which is collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375% as of March 31, 2004) plus 1.0%, and has a total capacity of 150 million yen (approximately $1,420 at exchange rates prevailing on March 31, 2004).

      Notes payable as of March 31, 2004 consisted primarily of one outstanding note to the California Trade and Commerce Agency for $124. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75% with monthly interest only payments of approximately $4.2 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation.

      The Company also entered into a 2% convertible debenture financing which resulted in gross proceeds of $7,165. The terms and conditions of the 2% convertible debentures are described in notes 7 and 13 to the accompanying notes to the consolidated financial statements.

      In December 2001, the Company issued warrants in conjunction with a private placement. During fiscal year 2004, 62,135 warrants were exercised in the amount of $155.

      The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $12,602, $12,625 and $8,730 for fiscal 2004, 2003 and 2002, respectively. The Company generated negative cash flows from operations  of  $3,179,  $5,984  and  $3,603  for  fiscal  2004,  2003 and 2002, respectively. To finance its operations, the Company raised approximately $6,183 in net proceeds from the sale of 2% convertible debentures and exercise of warrants during fiscal 2004 (see Note 7 to the accompanying notes to the consolidated financial statements). Management believes that these proceeds, combined with the effects of its cost compression program, will be adequate to fund operations through fiscal year 2005. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company's operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to the Company on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. Additionally, the 2% convertible debentures agreement includes a material adverse change clause which allows the debenture holders to demand the immediate payment of all outstanding balances upon the debenture holders' determination of the occurrence of deemed material adverse changes to the Company's financial condition, business or operations as determined by the debenture holders based on required financial reporting and other criteria. These issues raise substantial doubt about the Company's ability to continue as a going concern. Our independent accountants have included a going concern explanatory paragraph in their report dated June 25, 2004, included elsewhere in this Form 10-K.

      For more information on our capital resources, see "Risk Factors" in Part II, Item 5.

      The following summarizes our contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands) excluding 2% convertible debentures which were fully redeemed June 15, 2004:


      Contractual obligations:                                               LESS THAN                            AFTER
                                                                   TOTAL       1 YEAR    1-3 YEARS   3-5 YEARS   5 YEARS
                                                                   -----       ------    ---------   ---------   -------

      Non-cancelable capital lease obligations...............    $     37     $    11    $       24   $      2    $     -
      Non-cancelable operating lease obligations.............       6,064       1,333        2,034       1,944        753
      Notes payable and bank lines of credit, excluding 2%
        convertible debentures...............................       2,450        2,450            -          -          -
                                                                 --------    ---------   ----------  ---------  ----------
      Total contractual cash obligations.....................    $  8,551     $  3,794   $    2,058  $   1,946  $      753
                                                                 ========    =========   ==========  =========  ==========

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

      We manage short-term exposures to changing FX rates with financial market transactions, principally through the purchase of forward FX contracts to offset the earnings and cash-flow impact of the nonfunctional currency-denominated receivables. Forward FX contracts are denominated in the same currency as the receivable being hedged, and the term of the forward FX contract matches the term of the underlying receivable. The receivables being hedged arise from trade transactions affecting us.

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

      A 43 basis-point move in the weighted average interest rates (10% of our weighted average interest rates in 2004) affecting our floating rate financial instruments as of March 31, 2004 would have an immaterial effect on our pretax results of operations over the next fiscal year. During the year ended March 31, 2004, the company's hedges were ineffective.

      All of the potential changes noted above are based on sensitivity analyses performed on our balances as of March 31, 2004. We also have market risk on their fixed rate debt (2% convertible debentures).


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TEGAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                                                                                               MARCH 31,
                                                                                                          2004           2003
                                                                                                      -----------    -----------
                                                                                                        (IN THOUSANDS, EXCEPT
                                                                                                      SHARE AND PER SHARE DATA)
                                                                ASSETS
Current assets:
  Cash and cash equivalents........................................................................   $     7,049     $      912
  Accounts receivable, net of allowances for sales returns
   and doubtful accounts of $270 and $213 at March 31, 2004 and 2003, respectively.................         4,729          2,681
  Inventories......................................................................................         3,719          7,032
  Prepaid expenses and other current assets........................................................           905            465
                                                                                                      -----------    -----------
     Total current assets..........................................................................        16,402         11,090
Property and equipment, net........................................................................         4,039          4,916
Intangible assets, net.............................................................................         1,190            959
Other assets.......................................................................................         1,027            244
                                                                                                      -----------    -----------
     Total assets..................................................................................   $    22,658    $    17,209
                                                                                                      ===========    ===========
                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and bank lines of credit...........................................................   $     2,450            389
  2% convertible debentures, net...................................................................            74             --
  Accounts payable.................................................................................         1,645          1,923
  Accrued product warranty.........................................................................           366            734
  Deferred revenue.................................................................................           440            324
  Accrued expenses and other current liabilities...................................................         2,604          2,679
                                                                                                      -----------    -----------
     Total current liabilities.....................................................................         7,579          6,049
Long-term portion of capital lease obligations.....................................................            26             37
Other long term obligations........................................................................            98             --
                                                                                                      -----------     ----------
     Total long term liabilities...................................................................           124             37
                                                                                                      -----------    -----------
     Total liabilities.............................................................................         7,703          6,086
                                                                                                      -----------     ----------
Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding.......            --             --
  Common stock; $0.01 par value; 100,000,000 shares authorized; 36,583,850
   and 16,091,762 shares issued and outstanding at March 31, 2004 and 2003, respectively...........           366            161
  Additional paid-in capital.......................................................................        85,376         68,806
  Accumulated other comprehensive income...........................................................           124            465
  Accumulated deficit..............................................................................       (70,911)       (58,309)
                                                                                                      ------------   -----------
     Total stockholders' equity....................................................................        14,955         11,123
                                                                                                      -----------    -----------
     Total liabilities and stockholders' equity....................................................   $    22,658    $    17,209
                                                                                                      ===========    ===========

          See accompanying notes to consolidated financial statements.


                                TEGAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    YEAR ENDED MARCH 31,
                                                                                               2004         2003         2002
                                                                                           -----------  -----------  --------
                                                                                                (IN THOUSANDS, EXCEPT SHARE
                                                                                                    AND PER SHARE DATA)


   Revenue..............................................................................   $   16,528   $   14,100    $  21,606
   Cost of revenue......................................................................       11,881       14,166       14,930
                                                                                           ----------   ----------    ---------
     Gross profit (loss)................................................................        4,647          (66)       6,676
                                                                                           ----------   ----------    ---------
   Operating expenses:
     Research and development expenses..................................................        3,305        4,815        5,928
     Sales and marketing expenses.......................................................        2,347        2,922        3,996
     General and administrative expenses................................................        3,973        4,814        4,987
     In-process research and development................................................        2,202           --           --
                                                                                           ----------   ----------    ---------
        Total operating expenses........................................................       11,827       12,551       14,911
                                                                                           ----------   ----------    ---------
        Operating loss..................................................................       (7,180)     (12,617)      (8,235)
        Interest expense, net...........................................................       (5,521)        (329)        (414)
        Other expense, net..............................................................           99          321          (81)
                                                                                            ---------    ---------    ---------
   Total other expense, net.............................................................       (5,422)          (8)        (495)
                                                                                            ----------   ----------   ---------
   Net loss.............................................................................   $  (12,602)   $ (12,625)   $  (8,730)
                                                                                           ===========    ========    =========
   Net loss per share:
     Basic and diluted..................................................................   $    (0.56)   $   (0.82)   $   (0.67)

   Weighted average shares used in per share computations:
     Basic and diluted..................................................................       22,442       15,311       13,030

                                     See accompanying notes to consolidated financial statements.



                                                           TEGAL CORPORATION

                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              ACCUMULATED                    TOTAL
                                                                 ADDITIONAL      OTHER                       STOCK-     COMPRE-
                                                 COMMON STOCK    PAID-IN     COMPREHENSIVE   ACCUMULATED    HOLDERS'    HENSIVE
                                             SHARES      AMOUNT  CAPITAL        INCOME         DEFICIT       EQUITY     LOSS
                                          ----------  ---------- ---------   -------------   -----------   ----------  ----------

                                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Balances at March 31, 2001.............   12,572,252  $    126  $  65,087   $      350      $   (36,954)  $   28,609
Common stock issued under option and
  stock purchase plans.................       77,681         1         97           --               --           98
Common stock sold......................    1,661,005        16      2,131           --               --        2,147
Net loss...............................           --        --         --           --           (8,730)      (8,730)   $  (8,730)
Cumulative translation adjustment......           --        --         --          162               --          162          162
                                                                                                                       ----------
Total comprehensive loss...............           --        --         --           --               --           --    $  (8,568)
                                           ---------     -----    -------       ------       ----------    ---------    =========
Balances at March 31, 2002.............    14,310,938      143     67,315          512          (45,684)      22,286
Common stock issued under option and
  stock purchase plans.................       55,412         1         25           --               --           26
Common stock issued for acquisition....    1,499,987        15      1,170           --               --        1,185
Common stock issued for services
  rendered.............................      225,425         2        102           --               --          104
Warrants and options to purchase common
  stock issued  for services rendered..           --        --        194           --               --          194
Net loss...............................           --        --         --           --          (12,625)     (12,625)    $(12,625)
Cumulative translation adjustment......           --        --         --          (47)              --          (47)         (47)
                                                                                                                       -----------
Total comprehensive loss...............           --        --         --           --               --           --     $(12,672)
                                          ----------  --------    -------       ------       ----------   ----------   ===========

Balances at March 31, 2003.............    16,091,762      161     68,806          465          (58,309)      11,123
                                          ----------- --------  ---------   ----------      ------------  ----------
Common stock issued under option and
  stock purchase plans.................       90,269         1         68           --               --           69
Common stock issued for acquisition....    1,499,994        15      2,327           --               --        2,342
Restricted stock issued for services
  rendered.............................      158,311                  332           --               --          332
Options and warrants, issued in
  previous years, exercised for
  services rendered....................      470,899         6        399           --               --          405
Warrants and options to purchase common
  stock issued  for services rendered..           --        --        756           --               --          756
Debentures - value of Beneficial
  conversion feature...................           --        --      5,190           --               --        5,190
Debentures - fair value of warrants
  issued to investors and brokers......           --        --      1,724           --               --        1,724
Debentures - interest & accelerated
  discount.............................           --        --      4,033           --               --        4,033
Debentures - debt issuance in form of
  warrants.............................           --        --        784           --               --          784
Debentures -  converted to shares......    15,685,769      157       (157)          --               --           --
Debentures -  interest converted to
  shares...............................       95,609         1         (1)          --               --           --
Debentures - investor warrants exercised     892,497         9        437           --               --          446

Debentures - broker warrants exercised.    1,536,605        15        522           --               --          537
Private Institutional Offering December
  2001 - warrants exercised............       62,135         1        156           --               --          157
Net loss...............................           --        --         --           --          (12,602)     (12,602)    $(12,602)
Cumulative translation adjustment......           --        --         --         (341)              --         (341)        (341)
                                                                                                                       -----------
Total comprehensive loss...............           --        --         --           --               --           --     $(12,943)
                                          ----------  --------    -------       ------       ----------   -----------  ===========

Balances at March 31, 2004.............    36,583,850 $    366    $85,376       $  124      $ (70,911)    $ 14,955
                                          =========== ========    =======       ======      =========     ========


          See accompanying notes to consolidated financial statements.


                                TEGAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED MARCH 31,
                                                                                       --------------------------------
                                                                                         2004        2003        2002
                                                                                       --------    --------    --------
   Cash flows from operating activities:                                                        (IN THOUSANDS)

  Net loss .........................................................................   $(12,602)   $(12,625)   $ (8,730)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ...............................................      1,338       1,043         891
     In-process research and development ...........................................      2,202          --          --
     Provision for doubtful accounts and sales returns allowances ..................         56        (186)        272
     Non cash interest expense - accretion of debt discount and amortization of debt

          issuance costs ...........................................................      5,480          --          --
       Fair value of warrants and options issued for services rendered .............        332         143          --
       Excess and obsolete inventory provision .....................................        967       1,922          --
       Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable ......................................................     (2,362)        363       5,361
          Inventories ..............................................................      2,508       3,406       1,927
          Prepaid expenses and other assets ........................................       (286)      1,004         692
          Accounts payable .........................................................       (311)        477      (2,973)
       Accrued expenses and other current liabilities ..............................       (190)       (151)       (826)
       Accrued product warranty ....................................................       (411)       (581)       (336)
       Customer deposits ...........................................................        (15)         15          --
       Deferred revenue ............................................................        115        (814)        119
                                                                                       --------    --------    --------
          Net cash used in operating activities ....................................     (3,179)     (5,984)     (3,603)
                                                                                       --------    --------    --------
Cash flows from investing activities:
   Purchases of property and equipment .............................................       (254)       (295)       (501)
   Business acquisition, net of cash acquired ......................................         --        (184)         --
                                                                                       --------    --------    --------
        Net cash used in investing activities ......................................       (254)       (479)       (501)
                                                                                       --------    --------    --------
Cash flows from financing activities:
 Gross proceeds from the issuance of 2% convertible debentures .....................      7,165          --          --
 2% convertible debentures cash issuance costs .....................................       (982)         --          --
  Net proceeds from issuance of common stock .......................................      1,613          21       2,245
  Borrowings under notes payable and bank lines of credit ..........................      2,474       5,590      23,834
  Repayments of notes payable and bank lines of credit .............................       (527)     (6,386)    (26,722)
  Payments on capital lease financing ..............................................         (9)        (45)        (74)
                                                                                       --------    --------    --------
       Net cash provided by (used in) financing activities .........................      9,734        (820)       (717)
                                                                                       --------    --------    --------
Effect of exchange rates on cash and cash equivalents ..............................       (164)         95         272
                                                                                       --------    --------    --------
Net increase (decrease) in cash and cash equivalents ...............................      6,137      (7,188)     (4,549)
Cash and cash equivalents at beginning of year .....................................        912       8,100      12,649
                                                                                       --------    --------    --------
Cash and cash equivalents at end of year ...........................................   $  7,049    $    912    $  8,100
                                                                                       ========    ========    ========
Supplemental disclosures of cash paid during the year for:
  Interest .........................................................................   $    119    $    581    $    508
                                                                                       ========    ========    ========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES (AMOUNTS IN THOUSANDS, EXCEPT SHARES):

      The Company reclassified finished goods inventory of $3,698 to property and equipment during the year ended March 31, 2003 as the systems are being used for customer testing, training and demonstration purposes and the Company does not believe such equipment will be sold in the upcoming twelve months.

      On August 30, 2002, the Company acquired the outstanding capital stock of Sputtered Films, Inc. Consideration totaled $1,560 and consisted of 1,499,987 shares of the Company's common stock valued at $1,185 and transaction costs of $375. The purchase price was allocated as follows:

                       Assets acquired:
                          Current assets........................... $      708
                          Fixed assets.............................        824
                          Technology...............................        782
                          Trade name...............................        253
                                                                    ----------
                               Total assets........................      2,567
                       Liabilities assumed:
                           Current liabilities.....................     (1,007)
                                                                    -----------
                       Net assets acquired......................... $    1,560
                                                                    ==========

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



       Assets acquired:
          Fixed assets............................................       48
          Identifiable intangible assets..........................      389
          In-process research and development.....................    2,202
                                                                    -------
       Total assets...............................................    2,639
       Liabilities assumed:
          Current liabilities.....................................     (117)
                                                                    -------
       Net assets acquired........................................  $ 2,522
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

                                TEGAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND
                       SHARE DATA, UNLESS OTHERWISE NOTED)

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

      Tegal Corporation, a Delaware corporation ("Tegal" or the "Company"), designs, manufactures, markets and services plasma etch and deposition systems that enable the production of integrated circuits ("ICs"), memory and related microelectronics devices used in personal computers, wireless voice and data telecommunications, contact-less transaction devices, radio frequency identification devices ("RFID's"), smart cards, data storage and micro-level actuators. Etching and deposition constitute two of the principal IC and related device production process steps and each must be performed numerous times in the production of such devices.

      On August 30, 2002, the Company acquired all of the outstanding common stock of Sputtered Films, Incorporated ("SFI"), a privately held California corporation pursuant to an Agreement and Plan of Merger dated August 13, 2002. Sputtered Films is a leader in the design, manufacture and service of high performance physical vapor deposition sputtering systems for the semiconductor and semiconductor packaging industry. SFI was founded in 1967 with the development of the S-Gun, core technology of the acquired company.

      On November 11, 2003, the Company acquired substantially all of the assets and certain liabilities of Simplus Systems Corporation, ("Simplus"), a development stage company, pursuant to an asset purchase agreement. Simplus had developed a deposition cluster tool and certain patented processes for barrier, copper seed and high-K dielectric applications. Simplus had coined the term "nano-layer deposition" or "NLD" to describe its unique approach to chemical vapor deposition ("CVD"). The Company is continuing to develop these NLD processes and related tools, and is in the process of marketing them to a limited number of key customers and joint development partners.

BASIS OF PRESENTATION

      The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $12,602, $12,625 and $8,730 for fiscal years 2004, 2003 and 2002, respectively. The Company generated negative cash flows from operations of $3,179, $5,984 and $3,603 for fiscal years 2004, 2003 and 2002, respectively. To finance its operations during 2004, the Company raised approximately $6,183 in net proceeds from the sale of 2% convertible debentures and exercise of warrants (see Note 7 to the accompanying notes to the consolidated financial statements). Management believes that these proceeds, combined with the effects of its cost compression program, will be adequate to fund operations through fiscal year 2005. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company's operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to the Company on acceptable terms, if at all. The failure to raise additional funds may adversely affect the Company's ability to achieve its intended business objectives. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. Additionally, the 2% convertible debentures agreement includes a material adverse change clause which allows the debenture holders to demand the immediate payment of all outstanding balances upon the debenture holders' determination of the occurrence of deemed material adverse changes to the Company's financial condition, business or operations as determined by the debenture holders based on required financial reporting and other criteria. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Accounts denominated in foreign currencies are translated using the foreign currencies as the functional currencies. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange and revenues and expenses are translated using weighted average rates. The effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as accumulated other comprehensive income, a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in the statements of operations as a separate component of other expense, net.

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

      At March 31, 2004, 2003 and 2002, all of the Company's investments are classified as cash equivalents in the consolidated balance sheets. The investment portfolio at March 31, 2004, 2003 and 2002 is comprised of money market funds. At March 31, 2004, 2003 and 2002, the fair value of the Company's investments approximated cost.

FINANCIAL INSTRUMENTS

      The carrying amount of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, bank lines of credit, notes payable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. The Company has foreign subsidiaries which operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company utilizes hedge instruments, primarily forward contracts, to manage its exposure associated with firm third-party transactions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative purposes. Realized and unrealized gains and losses related to forward contracts considered to be effective hedges are deferred until settlement of the hedged items. They are recognized as other gains or losses when a hedged transaction is no longer expected to occur. Realized and unrealized gains and losses on ineffective hedges are recorded to other expense, net. Foreign currency gains and losses included in other expense, net were not significant for the years ended March 31, 2004, 2003 and 2002 (see
Note 2 to accompanying notes to the consolidated financial statements).

      At March 31, 2004, the Company had forward exchange contracts maturing at various dates throughout fiscal 2005 to exchange 317.7 million Japanese Yen into $2,909.

CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company's temporary investments are invested in money market funds. The Company's accounts receivable are derived primarily from sales to customers located in the U.S., Europe, and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of March 31, 2004, three customers accounted for approximately 43 percent of the accounts receivable balance. As of March 31, 2003, one customer accounted for approximately 38 percent of the accounts receivable balance.

INVENTORIES

      Inventories is stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish a provision for inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory provision may be required, as was the case in the third quarter of fiscal 2004. The excess and obsolete provision is only released if and when the related inventory is sold or scrapped. The inventory provision in fiscal 2004 was $967, $1,922 in fiscal 2003 and $0 in fiscal 2002.

WARRANTY COSTS

      A warranty is provided under the terms of our system contract. Typically, the warranty period is 6 to 12 months depending on the contract specifications. The Company provides for these costs at the time of revenue recognition based upon prior experience (see Note 2 to accompanying notes to the consolidated financial statements).

PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of the estimated useful life of the improvements or the lease term. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in the results of operations. The Company generally depreciates its assets over the following periods:

                                                 YEARS

Furniture and machinery and equipment............  7
Computer and software............................  3 - 5
Leasehold improvements...........................  5 or remaining lease life

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

EARNINGS PER SHARE

      Basic earnings per share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding plus any potentially dilutive securities, except when the effect of including such changes is antidilutive.

STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25." The Company's policy is to grant options with an exercise price equal to the closing market price of the Company's stock on the grant date. Accordingly, no compensation cost for stock option grants has been recognized in the Company's statements of operations. Additional proforma disclosures assuming the Company applied the fair value method of accounting for employee stock compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure" are as follows.

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

      The following assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards and Employee Qualified Stock Purchase Plan ("Employee Stock Purchase Plan"):

                                                       2004      2003      2002
                                                      ------    ------    -----
         Expected life (years):
           Stock options...........................     4.0      4.0       4.0
           Employee stock purchase plan............     0.5      0.5       0.5
         Volatility:
           Stock options...........................     119%     165%       85%
           Employee stock purchase plan............     119%     165%       85%
         Risk-free interest rate...................    2.62%    2.45%      4.3%
         Dividend yield............................       0%       0%        0%

      The weighted average estimated grant date fair value, as defined by SFAS No. 123, for stock option awards granted during fiscal 2004, 2003 and 2002 was $0.90, $0.62 and $1.02 per option, respectively.

      The following table summarizes information with respect to stock options and warrants outstanding as of March 31, 2004 (number of shares in thousands):


                                            OUTSTANDING OPTIONS AS OF MARCH 31, 2004     EXERCISABLE AT MARCH 31, 2004
                                         ---------------------------------------------   -----------------------------
                      RANGE OF           NUMBER OF      WEIGHTED      WEIGHTED AVERAGE   NUMBER OF
                      EXERCISE           OPTIONS &       AVERAGE         REMAINING       OPTIONS &    WEIGHTED AVERAGE
                      PRICES             WARRANTS     EXERCISE PRICE  CONTRACTUAL LIFE   WARRANTS     EXERCISE PRICE
                      --------           --------     -------------- -----------------   --------     ----------------

                 $0.35 --  $1.50..         8,223    $     0.78            8.29           4,643      $       0.60
                 $1.51 --  $2.14..           730          1.97            6.87             180              1.51
                 $2.25 --  $3.00..         1,071          2.52            3.81           1,047              2.52
                 $3.09 --  $3.25..           571          3.23            5.39             568              3.23
                 $3.38 --  $3.88..           205          3.48            8.74             205              3.48
                 $4.11 --  $4.25..           810          4.20            7.23             510              4.25
                 $4.69 --  $6.88..           543          5.34            3.49             543              5.38
                 $7.68 --  $8.00..            65          7.71            5.88              65              7.71
                 $8.25 --  $8.75..           169          8.66            7.38             169              8.66
                $12.00 -- $12.00..            10         12.00            2.70              10             12.00
                                        --------                                     ---------

               $  0.35 --  $12.00..       12,397    $     1.73            7.39           7,940      $       1.94
                                        ========                                     =========

      The weighted average estimated grant date fair values per share, as defined by SFAS No. 123, for rights granted under the employee stock purchase plan during fiscal 2004, 2003 and 2002 were $0.35, $0.29 and $0.47, respectively.

      Had the Company recorded compensation costs based on the estimated grant date fair value (as defined by SFAS 123) for awards granted under its stock option plans and Employee Plan, the Company's net loss and loss per share would have been increased to the proforma amounts below for the years ended March 31, 2004, 2003 and 2002:

                                               2004        2003        2002
                                           ----------- -----------  ----------
     Net loss as reported                  $  (12,602) $  (12,625)  $   (8,730)
     Proforma compensation
      expense at fair value.............   $     (458) $     (285)  $   (1,347)
                                           ----------- -----------  -----------
     Proforma net loss..................   $  (13,060) $  (12,910)  $  (10,077)
                                           =========== ===========  ===========
     Proforma net loss per share:
       Basic and diluted................   $    (0.58) $    (0.84)  $   (0.77)

COMPREHENSIVE LOSS

      Comprehensive loss is defined as the change in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net loss and comprehensive loss for the Company is attributable to foreign currency translation adjustments. Comprehensive loss is shown in the statement of stockholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities--An Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued a revision of FIN 46, or FIN 46R, that delays the implementation date for certain interests created or acquired prior to January 31, 2003 until the first interim or annual period ending after March 15, 2004. FIN 46R was effective immediately for all new variable interest entities created or acquired after January 31, 2003. Since January 31, 2003, we have not invested in any entities we believe are variable interest entities. For those arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46R (as revised December
2003) at the end of the first quarter of fiscal 2004. The Company's adoption of FIN 46R did not result in consolidation of any entities.

      In May 2003, the Financial Accounting Standard Board, or FASB, issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective beginning the second quarter of fiscal 2004. We believe that the adoption of this standard has had and will continue to have no material impact on our consolidated financial statements.

      On March 31, 2004, the Financial Accounting Standards Board issued a proposed Statement, "Share-Based Payment", that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to
Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. It is anticipated that this exposure draft would be finalized during the summer of 2004 and would be required to be applied by the Company for years ended subsequent to December 15, 2004. Had the Company adopted the proposed exposure draft, compensation expense of approximately $460 would have been recognized in the consolidated statements of operations for the year ended March 31, 2004.


NOTE 2.  BALANCE SHEET AND STATEMENT OF OPERATIONS DETAIL

    Inventories consisted of:

                                                                                             MARCH 31,
                                                                                         2004         2003
                                                                                     ---------    ---------
                    Raw materials................................................    $   1,563    $   3,218
                    Work in process..............................................        1,147        1,937
                    Finished goods and spares....................................        1,009        1,877
                                                                                     ---------    ---------
                                                                                     $   3,719    $   7,032
                                                                                     =========    =========

    Property and equipment, net, consisted of:

                                                                                              MARCH 31,
                                                                                         2004        2003
                                                                                     ----------  ----------
                     Machinery and equipment.....................................    $    4,347  $    4,994
                     Demo lab equipment..........................................         4,468       5,591
                     Computer and software.......................................         1,972       2,324
                     Leasehold improvements......................................         3,143       3,509
                                                                                     ----------  ----------
                                                                                         13,930      16,418
                     Less accumulated depreciation and amortization..............        (9,891)    (11,502)
                                                                                     ----------- ----------
                                                                                     $    4,039  $    4,916
                                                                                     ==========  ==========

    Machinery and equipment at March 31, 2004 and 2003, includes approximately
$56 of assets under leases that have been capitalized. Accumulated amortization for such equipment approximated $28 and $13, respectively.

    A summary of accrued expenses and other current liabilities follows:

                                                                                             MARCH 31,
                                                                                         2004       2003
                                                                                       --------   --------
                    Accrued compensation costs...................................      $    747   $    756
                    Income taxes payable.........................................           500        504
                    Other........................................................         1,357      1,419
                                                                                       --------   --------
                                                                                       $  2,604   $  2,679
                                                                                       ========   ========
    Product warranty and guarantees:

    The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized. The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected. Warranty activity for the years ended March 31, 2004 and 2003 is as follows:

                                                                                       YEAR ENDED MARCH 31,
                                                                                          2004       2003
                                                                                       --------   --------

                   Balance at the beginning of the period........................      $    734   $  1,205
                   Additional warranty accruals for
                    warranties issued during the year............................            419       427
                   Changes in accruals related to pre-existing warranties........          (227)      (203)
                   Settlements made during the year..............................          (560)      (695)
                                                                                       --------   --------
                   Balance at the end of the year................................      $    366   $    734
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

NOTE 3.  EARNINGS PER SHARE

      SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted net income (loss) per share on the face of the statement of operations. Basic EPS is computed by dividing loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period. All amounts in the following table are in thousands except per share data.


                                                                                      YEAR ENDED MARCH 31,
                                                                                 2004         2003          2002
                                                                              ----------   ----------    -------
       Basic net loss per share:
         Loss available to common stockholders............................... $ (12,602) $ (12,625)    $  (8,730)
         Weighted average common shares outstanding..........................    22,442     15,311        13,030
         Basic and diluted net loss per share................................ $   (0.56) $   (0.82)    $   (0.67)


Stock options and warrants outstanding and in the money at March 31, 2004 of 8,016,520, March 31, 2003 of 4,739,559, and March 31, 2002 of 4,153,413 were excluded from the computations of diluted net loss per share because of their anti-dilutive effect on diluted loss per share.

NOTE 4.  NOTES PAYABLE AND BANK LINES OF CREDIT

      On January 19, 2004, the Company entered into a new line of credit with Silicon Valley Bank that will be available until January 19, 2005. The new line of credit has a maximum borrowing capacity of $3.5 million, bears interest at a prime plus 1.0%, 5% as of March 31, 2004 and is collateralized by substantially all of the Company's domestic and Japanese assets. As of March 31, 2004, the Company had $1,347 outstanding under this domestic line of credit, which was further limited by the amounts of accounts receivable and inventories on the Company's consolidated balance sheets.

      In addition, as of March 31, 2004, the Company's Japanese subsidiary had $979 outstanding under its line of credit which is collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375% as of March 31, 2004) plus 1.0%, and has a total capacity of 150 million yen (approximately $1,420 at exchange rates prevailing on March 31, 2004).

      In addition, notes payable as of March 31, 2004 consisted of one outstanding note to the California Trade and Commerce Agency for $124. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75% with monthly interest only payments of approximately $4.2 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation. The default could result in the California Trade and Commerce Agency calling the note, therefore, this note payable is classified as a current liability.

      The weighted average interest rate for all notes payable and bank lines of credit was 4.53% in fiscal year 2004.

NOTE 5.  INCOME TAXES

      The components of loss before benefit for income taxes are as follows:

                                            YEAR ENDED MARCH 31,
                                        2004       2003         2002
                                     ---------   ---------    --------
       Domestic..................... $ (12,396)   $(12,090)   $ (8,280)

       Foreign......................      (206)       (535)      (450)
                                     ---------   ---------    --------

                                     (12,602)    $(12,625)    $ (8,730)
                                     =========   =========     ========


      The income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

                                                                                     YEAR ENDED MARCH 31,
                                                                                 2004         2003       2002
                                                                              ---------   ---------  ---------

           Income tax benefit at U.S. statutory rate......................... $ (4,285)  $  (4,293)  $(2,968)
           State taxes net of federal benefit................................     (265)       (419)      (283)
           Utilization of foreign losses                                             --         182        --
           Deferred tax assets benefit.......................................     4,367       4,042      3,146
           Other.............................................................       183         488        105
                                                                              ---------   ---------  ---------
           Income tax provision.............................................. $      --   $      --   $     --
                                                                              =========   =========  =========

    The components of deferred taxes are as follows:
                                                                                        MARCH 31,
                                                                                    2004         2003
                                                                                ----------   ----------
           Revenue recognized for tax and deferred for book..................   $      217   $      246
           Non-deductible accruals and reserves..............................        4,414        3,834
           Net operating loss carryforwards..................................       19,665       14,831
           Tax credits.......................................................        3,058        2,975
           Uniform capitalization adjustment.................................          148          644
           Other.............................................................          306          911
                                                                                ----------   ----------
                     Total...................................................       27,808       23,441
           Valuation allowance...............................................      (27,808)     (23,441)
                                                                                -----------  ----------
           Net deferred tax asset............................................   $       --   $       --
                                                                                ==========   ==========

      We have recorded no net deferred tax assets at March 31, 2004 and 2003, respectively. The Company has provided a valuation allowance of $27.8 million and $23.4 million at March 31, 2004 and March 31, 2003, respectively. The valuation allowance fully reserves all net operating loss carryforwards, credits and non-deductible accruals and reserves, for which realization of future benefit is uncertain. The valuation allowance increased by $4.4 million and $4 million during the years ended March 31, 2004 and 2003 respectively.

      At March 31, 2004, the Company had net operating loss carryforwards of approximately $54.1 million and $21.7 million, for federal and state respectively. These net operating loss carryforwards will begin to expire, if not utilized, in the year ending March 31, 2020 and 2006 for federal and state income tax purposes, respectively and will completely expire in 2024.

      At March 31, 2004, the Company also has research and experimentation credit carryforwards of $2.3 million and $1.1 million for federal and state income tax purposes, respectively. The federal research and experimentation credit carryforwards will begin to expire, if not utilized, in year 2006 and will completely expire in 2014.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

      The Company has several non-cancelable operating leases and capital leases, primarily for general office, production and warehouse facilities, that expire over the next five years. Future minimum lease payments under these leases are as follows:

                                                                                         CAPITAL     OPERATING
                  YEAR ENDING MARCH 31, 2004                                             LEASES        LEASES
                  --------------------------                                             ------        ------
                                                                                         AS OF MARCH 31, 2004
                                                                                         --------------------
                  2005..........................................................           15          1,333
                  2006..........................................................           15          1,056
                  2007..........................................................           13            978
                  2008..........................................................            2            960
                  2009..........................................................           --            984
                  Thereafter....................................................           --            753
                                                                                      -------        -------
                  Total minimum lease payments..................................           45       $   6,064
                                                                                                    =========
                  Less amount representing interest.............................           (8)
                                                                                     --------
                  Present value of minimum lease payments.......................           37
                  Less current portion..........................................          (11)
                                                                                     --------
                  Long term capital lease obligation............................        $  26
                                                                                     ========

      Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases, net of sublease income, was $479, $1,273 and $1,289, during the years ended March 31, 2004, 2003 and 2002, respectively.

      The Company signed a new lease agreement dated April 30, 2004 for the manufacturing and corporate office facility in Petaluma, California to occupy 57,418 square feet. The lease expires December 31, 2009. The prior lease for the same facility expired in March 2004. The Company was leasing 120,000 sq. ft. and occupying 80,000 with the balance subleased or available for sublease. The new lease for 51,418 sq. ft. is for the occupied space only and the sub-tenants' leases have been assigned to the landlord.

NOTE 7.  2% CONVERTIBLE DEBENTURES:

      On June 30, 2003, the Company signed definitive agreements with investors to raise up to $7,165 in a private placement of convertible debt financing to be completed in two tranches. The first tranche, which closed on June 30, 2003, involved the sale of debentures in the principal amount of $929. The Company received $424 in cash on June 30, 2003 and the remaining balance of $505 on July 1, 2003, which was recorded as an other receivable as of June 30, 2003. The closing of the second tranche, which occurred on September 9, 2003 following shareholder approval on September 8, 2003, resulted in the receipt of approximately $6,236 in gross proceeds on September 10, 2003.

      The debentures agreement includes a Material Adverse Change ("MAC") clause which allows the debenture holders to demand the immediate payment of all outstanding balances upon the debenture holders' determination of the occurrence of a deemed material adverse change to the Company's financial condition, business or operations. Potential material adverse changes that may cause the Company to default on the debentures include any significant adverse effect on the Company's financial condition arising from an event not previously disclosed in the Company's filings with the Securities and Exchange Commission ("SEC"), such as a significant litigation judgment against the Company, bankruptcy, or termination of the majority of the Company's customer relationships. The MAC clause is effective until the conversion of all outstanding debentures. As a result of the MAC clause, the debentures are classified as current liabilities.

      The Company was required to pay a cash fee of up to 6.65% of the gross proceeds of the debentures to certain financial advisors upon the closing of the second tranche. A fee of $448 has been recorded as a debt issuance cost and was paid in September 2003. The financial advisors also were granted warrants to purchase 1,756,127 shares of the Company's common stock at an exercise price of $0.35 per share. These warrants were valued at $1,387 using the Black-Scholes option pricing model with the following variables: stock fair value of $0.93, term of five years, volatility of 95% and risk-free interest rate of 2.5%. During fiscal year ended March 31, 2004, the financial advisors exercised warrants for 1,536,605 shares (plus 23,393 warrants remitted as payments), leaving advisor warrants for 196,129 shares unexercised at the end of the quarter.

      The debentures accrue interest at the rate of 2% per annum. Both the principal and accrued interest, thereon of these debentures are convertible at the rate of $0.35 per share. The principal of the debentures is convertible into 20,471,428 shares of the Company's common stock. The closing prices of the Company's common stock on June 30, 2003 and September 9, 2003, the closing dates for the first and second tranches, were $0.55 and $1.49. Therefore, a beneficial conversion feature exists which needs to be accounted for under the provisions of EITF 00-27, Application of Issue 98-5 to Certain Convertible Instruments. A beneficial feature also exists in connection with the conversion of the interest on the debentures into shares of common stock.

      As of March 31, 2004, debenture holders converted debentures in the principal amount of $5,490 into 15,685,769 shares of the Company's common stock. In addition, 95,609 shares were issued which represented interest payable to the debenture holders at the time of the conversions. As of March 31, 2004, there remained 2% convertible debentures in the principal amount of $1,673 convertible into 4,785,659 shares of the Company's common stock.

      In addition, the debenture holders were granted warrants to purchase 4,094,209 shares of the Company's common stock at an exercise price of $0.50. The warrants expire after eight years. The warrants were valued using the Black-Scholes model with the following variables: fair value of common stock of $0.35 for the first tranche debentures and $0.93 for the second tranche debentures, volatility of 37% and risk-free interest rate of 2.5%. As of March 31, 2004, the debenture holders had exercised warrants to purchase 892,497 shares (plus 1,770 warrants remitted as payments) of the Company's common stock. As of March 31, 2004, there remained unexercised warrants held by the debenture holders for 3,199,942 of the Company's common stock.

      The relative fair value of the warrants has been classified as equity with the beneficial conversion feature because it meets all the equity classification criteria of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

      The following table presents the amounts originally allocated to the beneficial conversion feature and warrants and the outstanding balance of debt at March 31, 2004 after accounting for these two equity instruments and conversions (in thousands):


                                                                             FIRST      SECOND
                                                                             TRANCHE    TRANCHE   TOTAL
                                                                             ------     ------    ------
            Debentures - principal amount...............................    $   929      6,236  $  7,165
             Beneficial conversion feature (included in equity)..........      (605)    (4,585)   (5,190)
             Warrants (included in equity)...............................       (73)    (1,651)   (1,724)

             Conversions to common stock....................................
                                                                               (846)    (3,203)   (4,049)
             Accretion of debt discount.....................................    599      3,273     3,872
                                                                             ------     ------    ------

             Net amount of 2% convertible debentures.....................    $    4     $   70    $   74
                                                                             ======     ======    ======

      The value of the beneficial conversion feature, warrants and debt issuance costs are being amortized as interest expense over the life of debt using the effective interest method. Related interest expense for fiscal 2004 amounted to $5,480. This amount is comprised of nominal interest, amortization of beneficial conversion feature and amortization of debt issuance costs.

      The debt issuance costs associated with the debentures amounted to $2,369 and are comprised of $982 in cash issuance costs and $1,387 associated with warrants issued to financial advisors. Approximately $603 of these costs were allocable to the warrants and were therefore offset into equity. The remaining balance of $1,766 was recorded as an asset to be amortized over the life of the debt. As of March 31, 2004, $283 is included in current assets.

      Amortization will accelerate if the Company repays the debt early, upon conversion, if the material adverse change clause is invoked, or if it is deemed that such invocation is probable given the presence of negative factors or if the debt is converted into common stock. The Company assesses the probability of the occurrence of the material adverse change clause on a quarterly basis.

NOTE 8. ACQUISITION AND INTANGIBLE ASSETS

      Sputtered Films Incorporated:
      On August 30, 2002, the Company acquired Sputtered Films, Inc., a California corporation ("Sputtered Films") pursuant to an Agreement and Plan of Merger dated August 13, 2002. Sputtered Films is a leader in the design and manufacture of sputtering equipment for semiconductor, photomask, advanced packaging (including flip chip) and compound semiconductor applications. The acquisition of Sputtered Films secured a source for a complementary deposition technology for the Company's new materials strategy. The total acquisition cost was $1,560,000, comprised of 1,499,987 shares of the Company's common stock valued at $1,185,000 and transaction costs of $375,000. The results of Sputtered Films' operations have been included in the Company's results commencing on August 31, 2002.

     The purchase price of this acquisition has been allocated to the acquired assets and assumed liabilities on the basis of their fair values as of the date of the acquisition, as determined by an appraisal performed by an independent valuation specialist. The fair value of the assets acquired and liabilities assumed, based on the allocation of the purchase price, is summarized as follows:



                  Current assets................................ $      708
                  Property and equipment........................        824
                  Technology....................................        782
                  Trade name....................................        253
                                                                 ----------
                     Total assets acquired......................      2,567
                  Current liabilities...........................     (1,007)
                                                                 ----------
                  Net assets acquired........................... $    1,560
                                                                 ==========

Simplus Systems Corporation:

On November 11, 2003, the Company acquired substantially all of the assets and certain liabilities of Simplus Systems Corporation, ("Simplus"), a development stage company, pursuant to an asset purchase agreement. Simplus had developed a deposition cluster tool and certain processes for barrier, copper seed and high-K dielectric applications. The purchase consideration of $2,522 includes 1,499,994 shares of the Company's common stock valued at $2,310; 58,863 fully vested employee stock options to purchase Tegal common stock at an exercise price of $3.09 per share valued at $32, and acquisition costs of $180. This transaction was accounted for as a purchase of assets in accordance with EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.

      The Company completed the preliminary allocation of the purchase price of Simplus. The following table represents the preliminary allocation of the purchase price for Simplus. In estimating the fair value of the assets acquired and liabilities assumed, management considered various factors, including an independent appraisal.


             Fair value fixed assets acquired..................   $      48
             Work Force........................................          50
             Patents...........................................         339
             In-process research and development...............       2,202
             Assumed liabilities...............................        (117)
                                                                 ----------
                                                                 $    2,522

The assets will be amortized over a period of years shown on the following table:

             Fixed assets acquired.............................  1 year
             Work Force........................................  2 years
             Patents...........................................  5 years

      The fair value underlying the $2,202 assigned to acquired in-process research and development ("IPR&D") in the Simplus acquisition was charged to the Company's results of operations during the quarter ended December 31, 2003 and was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. Projects in the IPR&D category are certain design change improvements on the existing 150 mm and 200 mm systems and the development of a 300 mm system. The design change improvements on the existing systems is estimated to cost approximately $500,000 to $1 million, is approximately 90% complete and will be completed by December 31, 2004. The development of a 300 mm system is estimated to be approximately 10% complete, and to cost between $2 and $4 million over the next two to four years, as market demand materializes.

      The IPR&D value of $2,202 was determined by an income approach where fair value is the present value of projected free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a seven-year period were discounted at a rate of 32% in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management's estimates of revenue, expenses and asset requirements. Any delays or failures in the completion of these projects could impact expected return on investment and future results of operations. In addition, the Company's financial condition would be adversely affected if the value of other intangible assets acquired became impaired.

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


      As of March 31, 2004, intangible assets, net consisted of the following:

                                                                                       ACCUMULATED
                                                                                 GROSS AMORTIZATION   NET
                                                                                ------   ------       -----
                        Technology.............................................  $ 782   $ (155)     $  627
                        Trade name.............................................    253      (51)        202
                        Workforce..............................................     50      (12)         38
                        Patents................................................    339      (16)        323
                                                                                ------   ------      ------
                        Total ................................................. $1,424   $ (234)     $1,190
                                                                                ======   ======      ======

     As of March 31, 2003, intangible assets consisted of the following:

                                                                                       ACCUMULATED
                                                                                 GROSS AMORTIZATION    NET
                                                                                ------   ------       -----
                        Technology.............................................  $ 782   $ (57)       $ 725
                        Trade name..............................................   253     (19)         234
                                                                                ------   ------       -----
                        Total .................................................$ 1,035   $ (76)       $ 959
                                                                               =======   ======       =====

      The estimated future amortization expense of intangible assets as of March 31, 2004 is as follows:


                        2005..........................................  $ 217
                        2006..........................................    216
                        2007..........................................    197
                        2008..........................................    197
                        2009..........................................    180
                        Thereafter....................................    183
                                                                       ------
                             Total.................................... $1,190
                                                                       ======

      The following unaudited proforma financial results of Tegal Corporation and Sputtered Films for the year ended March 31, 2004 and 2003, give effect to the acquisition of Sputtered Films as if the acquisition had occurred on the first day of the periods presented and includes adjustments such as amortization of intangible assets directly attributable to the acquisition, and expected to have a continuing impact on the combined company.

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

      Unaudited Proforma Financial Information (in thousands, except per share amounts):

                                                        YEAR ENDED MARCH 31,
                                                      -----------------------
                                                          2004         2003
                                                      ----------   ----------

     Revenue......................................... $   16,528   $   15,764
     Net loss........................................ $  (12,602)  $  (13,257)
     Net loss per share, basic and diluted........... $    (0.56)  $    (0.80)
     Shares used in per share computations:
        Basic........................................     22,442       16,547
        Diluted......................................     22,442       16,547

NOTE 9.  SALE OF COMMON STOCK AND WARRANTS

      On February 11, 2004, the Company signed a $25 million equity facility with Kingsbridge Capital, a firm that specializes in the financing of small to medium sized technology-based companies. The arrangement will allow the Company to sell shares of its common stock to Kingsbridge at its sole discretion over a 24-month period on a "when and if needed" basis. Kingsbridge Capital is required under the terms of the arrangement to purchase Tegal's stock following the effectiveness of a registration statement. The price of the common shares issued under the agreement is based on a discount to the volume-weighted average market price during a specified drawdown period. The Company has no obligation to draw down all or any portion of the commitment.

      In connection with the agreement, the Company issued fully vested warrants to Kingsbridge Capital to purchase 300,000 shares of the Company's common stock at an exercise price of $4.11 per share. The fair value of such options, which amounted to approximately $756 was capitalized as a transaction cost. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 114%, term of five years, risk free interest of 3.91% and underlying stock price equal to fair market value at the time of grant.

      During fiscal 2004 the Company granted 578,311 options to purchase shares of the Company's common stock to certain non-employees. The fair value of such shares amounted to approximately $332, was recorded as an operating expense.

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

      In August 2002, the Company granted 62,650 options to purchase shares of the Company's common stock at an exercise price of $0.83 to consultants for services rendered. The estimated fair value of the vested options for fiscal 2003 amounted to $7 and was recorded as an operating expense. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 85%, term of four years, risk free interest of 3.40% and underlying stock price equal to fair market value at the time of grant.

      During fiscal 2003, the Company granted 225,425 shares of common stock to consultants for services rendered. The fair value of such shares, which amounted to approximately $104, was recorded as an operating expense.

      In July 2002, the Company granted 125,000 warrants to purchase shares of the Company's common stock at an exercise price of $2.00 to a financial institution in connection with establishing a receivables credit facility. The fair value of such warrants, which amounted to approximately $82, was recorded as a debt offering cost and is being amortized over the two-year life of the associated line of credit. The amortization for fiscal 2003 amounted to $32 and was recorded as interest expense. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 85%, term of two years, risk free interest of 4.95% and underlying stock price equal to fair market value at the time of grant.

      In September 2002, the Company granted 350,000 warrants to purchase shares of the Company's common stock at an exercise price of $1.20 to consultants in lieu of cash payments. The fair value of such warrants, which amounted to approximately $105, was capitalized as a transaction cost under purchase accounting. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 85%, term of four years, risk free interest of 4.95% and underlying stock price equal to fair market value at the time of grant.

NOTE 10.  EMPLOYEE BENEFIT PLANS

EQUITY INCENTIVE PLAN

      Pursuant to the Amended and Restated Equity Incentive Plan ("Equity Incentive Plan"), options and stock purchase rights to purchase 3,500,000 shares of common stock could be granted to management and consultants. The exercise price of options and the purchase price of stock purchase rights generally has been the fair value of the Company's common stock on the date of grant. At the date of issuance of the stock options, all options are exercisable; however the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment or consulting agreement at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. Incentive stock options are exercisable for up to ten years from the grant date of the option. Nonqualified stock options are exercisable for up to 15 years from the grant date of the option. The Equity Incentive Plan expired in December 1999. Consequently no shares were available for issuance under the Equity Incentive Plan as of March 31, 2004.

1990 STOCK OPTION PLAN

      Pursuant to the terms of the Company's 1990 Stock Option Plan ("1990 Option Plan"), options and stock purchase rights to purchase 550,000 shares of common stock could be granted to employees of the Company or its affiliates. Incentive stock options are exercisable for a period of up to ten years from the date of grant of the option and nonqualified stock options are exercisable for a period of up to ten years and two days from the date of grant of the option. At the date of issuance of the stock options, all options are exercisable; however, the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. The 1990 Option Plan expired on March 10, 2000. Consequently no shares were available for issuance under the 1990 Option Plan as of March 31, 2004.

1998 EQUITY PARTICIPATION PLAN

      Pursuant to the terms of the Company's Amended 1998 Equity Participation Plan ("Equity Plan"), which was authorized as a successor plan to the Company's Equity Incentive Plan and 1990 Option Plan, 6,400,000 shares of common stock may be granted upon the exercise of options and stock appreciation rights or upon the vesting of restricted stock awards. The exercise price of options generally will be the fair value of the Company's common stock on the date of grant. Options are generally subject to vesting at the discretion of the Compensation Committee of the Board of Directors (the "Committee"). At the discretion of the Committee, vesting may be accelerated when the fair market value of the Company's stock equals a certain price established by the Committee on the date of grant. Incentive stock options will be exercisable for up to ten years from the grant date of the option. Non-qualified stock options will be exercisable for a maximum term to be set by the Committee upon grant. As of March 31, 2004, 533,521 shares were available for issuance under the Equity Plan.

DIRECTORS STOCK OPTION PLAN

      Pursuant to the terms of the Stock Option Plan for Outside Directors, as amended, ("Directors Plan"), up to 600,000 shares of common stock may be granted to outside directors. Under the Directors Plan, each outside director who was elected or appointed to the Board on or after September 15, 1998 shall be granted an option to purchase 20,000 shares of common stock and on each second anniversary after the applicable election or appointment shall receive an additional option to purchase 20,000 shares, provided that such outside director continues to serve as an outside director on that date. For each outside director, 10,000 shares will vest on the first and second anniversaries of the option grant date, contingent upon continued service as a director. Vesting may be accelerated, at the discretion of the Board, when the fair market value of the Company's stock equals a certain price set by the Board on the date of grant of the option. The Directors Plan allows for additional grants at the discretion of the Compensation Committee. As of March 31, 2004, no shares were available for issuance under the Directors Plan.

      The following table summarizes the Company's stock option activity for the four plans described above and weighted average exercise price within each transaction type for each of the years ended March 31, 2004, 2003 and 2002 (number of shares in thousands):

                                                             2004                      2003                     2002
                                                    ----------------------    ----------------------   ------------------------
                                                                 WEIGHTED                 WEIGHTED                  WEIGHTED
                                                                  AVERAGE                  AVERAGE                  AVERAGE
                                                    OPTIONS   EXERCISE PRICE   OPTIONS EXERCISE PRICE   OPTIONS  EXERCISE PRICE
                                                    --------  --------------   ------- --------------  --------  --------------

   Options outstanding at beginning of year.......    3,421   $    3.19        2,959       $ 3.69       2,844         $ 3.94
   Options canceled...............................     (497)       3.23          (92)        3.76        (157)          4.48
   Options granted................................    4,771        1.14          558         0.58         275           1.58
   Options exercised..............................     (305)       2.23           (4)        0.24          (3)          0.24
                                                    -------   ---------       ------       ------      ------         ------
   Options outstanding March 31...................    7,390        1.97        3,421       $ 3.19       2,959         $ 3.69
                                                    =======   =========        =====       ======      ======         ======

AWARDS

      The Company granted 158,311 shares of restricted stock from the Company's Equity Plan to consultants during fiscal year 2004 in exchange for services rendered.

EMPLOYEE QUALIFIED STOCK PURCHASE PLAN

      The Company has offered an Employee Qualified Stock Purchase Plan ("Employee Plan") under which rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at the beginning of a six month offering period or at the end of that six month period. Under the Employee Plan, the Company is authorized to issue up to 500,000 shares of common stock. 20,208 common stock shares were purchased in fiscal 2004 and 50,813 common shares were purchased in fiscal 2003. Shares available for future purchase under the Employee Plan were 71,052 at March 31, 2004.

SAVINGS AND INVESTMENT PLAN

      The Company has established a defined contribution plan that covers substantially all U.S. employees. Employee contributions of up to four percent of each U.S. employee's compensation will be matched by the Company based upon a percentage to be determined annually by the Board. Employees may contribute up to 15 percent of their compensation, not to exceed a prescribed maximum amount. The Company made contributions to the plan of $8, $10 and $17 in the years ended March 31, 2004, 2003 and 2002, respectively.

NOTE 11.  STOCKHOLDER RIGHTS PLAN

      On June 11, 1996, the Board adopted a Preferred Shares Rights Agreement ("Rights Agreement") and pursuant to the Rights Agreement authorized and declared a dividend of one preferred share purchase right ("Right") for each common share of the Company's outstanding shares at the close of business on July 1, 1996. The Rights are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company in a manner or under terms not approved by the Board. Each Right becomes exercisable to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $45.00 upon certain circumstances associated with an unsolicited takeover attempt and expires on June 11, 2006. The Company may redeem the Rights at a price of $0.01 per Right. The Agreement was amended on January 15, 1999.


NOTE 12.  SEGMENT INFORMATION

      The Company's business is completely focused on one industry segment, the design, manufacturing and servicing of plasma etch systems and deposition systems used in the manufacturing of integrated circuits and related devices.

      The following is a summary of the Company's operations by geography:

           Revenues:                                            YEARS ENDED MARCH 31,
                                                         ----------------------------
             Sales to customers located in:                 2004       2003        2002
                                                         ---------  ---------   -------
           United States.............................    $   5,538  $   4,864   $   7,168
           Asia, excluding Japan.....................        1,241      1,537       3,903
           Japan.....................................        6,485      2,934       4,094
           Germany...................................          170        353         731
           Italy.....................................        1,480      1,851       2,617
           Europe, excluding Germany and Italy.......        1,614      2,561       3,093
                                                         ---------  ---------   ---------
             Total sales.............................    $  16,528  $  14,100   $  21,606
                                                         =========  =========   =========

                                                               MARCH 31,
                                                           2004        2003
                                                        ----------  ---------
      Long-lived assets at year-end:
        United States................................   $    5,195  $   5,807
        Europe.......................................            6         19
        Japan........................................           15         16
        Asia, excluding Japan........................           13         33
                                                        ----------  ---------
                Total long-lived assets..............   $    5,229  $   5,875
                                                        ==========  =========

      The Company's sales are primarily to domestic and international semiconductor manufacturers. The top five customers accounted for approximately 54%, 40% and 46% of the Company's total net revenues for the years ended March 31, 2004, 2003 and 2002, respectively. Three customers accounted for 17%, 15% and 12% of the Company's total net revenues for the year ended March 31, 2004. Two customers accounted for 15% and 10% of the Company's total net revenues for the year ended March 31, 2003. One customer accounted for 15% and two customers accounted for 12% each of the Company's total net revenues for the year ended March 31, 2002.

NOTE 13.  SUBSEQUENT EVENTS

      2% Convertible Debenture Financing
      As of June 15, 2004, all of the Company's outstanding 2% convertible debentures had been converted into the Company's common stock (see Note 7 to the accompanying notes to the consolidated financial statements). The principal and interest amount of the debentures converted was $1,688, which was converted into 4,825,118 shares of the Company's common stock.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tegal Corporation:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tegal Corporation and its subsidiaries at March 31, 2004 and March 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring net losses and has generated negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  PricewaterhouseCoopers LLP

San Jose, California
June 25, 2004

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table sets forth our unaudited selected financial data for each of the eight quarterly periods in the two-year period, ended March 31, 2004.


                                                                              THREE MONTHS ENDED
                                                   MAR. 31, DEC. 31, SEPT. 30, JUNE 30  MAR. 31, DEC. 31, SEPT. 30, JUNE 30,
                                                     2004     2003     2003      2003     2003     2002     2002     2002
                                                   -------  -------  -------   -------  -------  -------  -------   -------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
       QUARTERLY FINANCIAL DATA:
       Revenue.................................   $  6,157   $ 3,276   $ 3,210   $ 3,885  $  4,002  $ 3,701   $ 2,675   $ 3,722
       Gross profit (loss).....................      2,673       (55)      992     1,037     1,275       88    (1,632)      203
       Net loss................................     (1,559)   (8,119)   (1,670)   (1,254)   (1,695)  (3,262)   (4,822)   (2,846)
       Net loss per share*
         Basic and diluted.....................      (0.06)   (0.35)     (0.10)    (0.08)    (0.09)   (0.20)    (0.33)    (0.20)


----------
* Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share may not equal the annual net loss per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


ITEM 9A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. The evaluation also took into account a written confirmation of a reportable condition recently provided by our independent accountants stating that they noted certain matters involving our accounting for the 2% convertible debentures and related debt issuance costs. The reportable condition arose from the accounting for our 2% convertible debentures with warrants and related measurement and recognition of beneficial conversion and warrant discounts and issuance costs. As a result of the above, the Company restated its unaudited condensed consolidated financial statements for the three and nine-month periods ended December 31, 2003 as filed on Form 10Q/A on June 25, 2004.

      The reportable condition letter acknowledges that accounting for 2% convertible debentures with warrants and related measurement and recognition of beneficial conversion and warrant discounts and issuance costs requires a deep understanding of complex evolving areas of generally accepted accounting principles that are subject to interpretations and where applications of such principles requires judgment.

      The reportable condition letter recommends the Company expand and enhance its accounting function to include sufficient knowledge of accounting for complex financing transactions including the convertible debenture financing referred above.

      Based on their evaluation as of a date at the end of the quarter covered by this annual report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 are effective, except with respect to the reportable condition referred above.

      (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

      Certain information required by Part III is omitted from this Report in that we will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information concerning our directors and executive officers required by this Item is incorporated by reference to our Proxy Statement under the caption "Election of Directors" and "Executive Officers of the Registrant".

      The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

      The additional information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to our Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to our Proxy Statement under the captions "Principal Stockholders" and "Ownership of Stock by Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference to our Proxy Statement under the caption "Certain Transactions."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this Item is incorporated by reference to our Proxy Statement under the caption "Independent Public Accountant".

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Form 10-K:

    (1) Financial Statements

      The Company's Financial Statements and notes thereto appear in this Form 10-K according to the following Index of Consolidated Financial Statements:


                                                                                                                              PAGE

   Consolidated Balance Sheets as of March 31, 2004 and 2003...............................................................    29
   Consolidated Statements of Operations for the years ended March 31, 2004, 2003 and 2002.................................    30
   Consolidated Statements of Stockholders' Equity for the years ended March 31, 2004, 2003 and 2002.......................    31
   Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002.................................    32
   Notes to Consolidated Financial Statements..............................................................................    34
   Report of Independent Registered Public Accounting Firm.................................................................    50

    (2) Financial Statement Schedule
                                                                                                                              PAGE
   Schedule II-- Valuation and Qualifying Accounts.........................................................................    56


      Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the consolidated financial statements or related notes.

      (b)   Reports on Form 8-K

      Current Report on Form 8-K dated February 12, 2004, under Item 5 and Item 7 thereof.

      (c)   Exhibits

    The following exhibits are referenced or included in this report:

EXHIBIT
NUMBER      DESCRIPTION

2.1 Agreement and Plan of Merger by and among Tegal Corporation, SFI Acquisition Corp., Sputtered Films, Inc. and the Shareholder Agent dated as of August 13, 2002 (incorporated by reference to Exhibit
            2.1 to the Registrant's Current Report filed with the SEC on August 16, 2002)

2.2 Asset Acquisition Agreement by and between Tegal Corporation and Simplus Systems Corporation, dated November 10, 2003 (incorporated by reference to Exhibit 2.1 to Tegal's Current Report on Form 8-K (SEC File No. 000-26824) filed on December 9, 2003)

3.1 Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibits 3(i).1 and 3(i).2 included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)

3.2 Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (File No. 333-108921) declared effective by the Securities and Exchange Commission on October 14, 2003)

3.3 By-laws of Registrant (incorporated by reference to Exhibit 3(ii) included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)

*4.1        Form of Certificate for Common Stock

4.2 First Amendment to Rights Agreement between the registrant and ChaseMellon Shareholder Services, dated as of January 15, 1999 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report filed with the SEC on January 1, 1999)

4.3 Rights Agreement between the Registrant and ChaseMellon Shareholder Services dated as of June 11, 1996 (incorporated by reference to Registrant's current report filed with the SEC on June 28, 1996)

**10.1 Employment Agreement between the Registrant and Stephen P. DeOrnellas dated December 16, 1997 (incorporated by reference to
            Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed with the SEC on May 20, 1998)

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

10.4 Form of Warrant (incorporated by reference to Exhibit (ii) to the Registrant's Quarterly Report filed with the SEC on February 13,
            2002)

**10.5 Third Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to Exhibit (iv) to the Registrant's Quarterly Report filed with the SEC on February 13, 2002)

10.6 Security and Loan Agreement between Registrant and Silicon Valley Bank dated as of June 26, 2002 (incorporated by reference to Exhibit (10.6) to the Registrant's Annual Report on Form 10K for the fiscal year ended March 31, 2003 filed with the SEC on June 27, 2003)

10.7        Lease  between the  Registrant  and Jane  Crocker,  formerly Jane C.
            Jacobs, as Trustee under the Jane C. Jacobs Trust Agreement dated October 5, 1990 ("Crocker") and Norman E. MacKay ("MacKay") dated as of April 29, 2003 (incorporated by reference to Exhibit (10.7) to the Registrant's Annual Report on Form 10K for the fiscal year ended March 31, 2003 filed with the SEC on June 27, 2003)

10.8 Security and Loan Agreement [Exim] between Registrant and Silicon Valley Bank dated as of June 26, 2002 (incorporated by reference to Exhibit (10.8) to the Registrant's Annual Report on Form 10K for the fiscal year ended March 31, 2003 filed with the SEC on June 27,
            2003)

10.9 Intellectual Property Security Agreement between Registrant and Valley Bank dated as of June 26, 2002 (incorporated by reference to Exhibit (10.9) to the Registrant's Annual Report on Form 10K for the fiscal year ended March 31, 2003 filed with the SEC on June 27,
            2003)

10.10 Warrant to purchase stock Agreement between Registrant and Silicon Valley Bank dated as of June 26, 2002 (incorporated by reference to Exhibit (10.10) to the Registrant's Annual Report on Form 10K for the fiscal year ended March 31, 2003 filed with the SEC on June 27,
            2003)

**10.11 Employment Agreement between Registrant and Thomas Mika dated as of August 12, 2002 (incorporated by reference to Exhibit (10.11) to the Registrant's Annual Report on Form 10K for the fiscal year ended March 31, 2003 filed with the SEC on June 27, 2003)

**10.12 Employment Agreement between Registrant and Carole Anne Demachkie dated as of August 30, 2002 (incorporated by reference to Exhibit (10.12) to the Registrant's Annual Report on Form 10K for the fiscal year ended March 31, 2003 filed with the SEC on June 27, 2003)

*21.1       List of Subsidiaries of the Registrant

23.1        Consent of Independent Registered Public Accounting Firm

24.1 Power of Attorney (incorporated by reference to the signature page to this Annual Report)

31.1        Section 302 Certification of the Chief Executive Officer

31.2        Section 302 Certification of the Chief Financial Officer

32.1 Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

----------

 * Incorporated by reference to identically numbered exhibits included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995.
  ** Management contract for compensatory plan or arrangement.


                                TEGAL CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED MARCH 31, 2002, 2003, 2004

                                                                      BALANCE AT   CHARGED TO   CHARGED                BALANCE
                                                                       BEGINNING    COSTS AND  TO OTHER                AT END
      DESCRIPTION                                                       OF YEAR     EXPENSES   ACCOUNTS   DEDUCTIONS   OF YEAR
                                                                      -----------  ----------  --------   ----------  ---------
                                                                                           (IN THOUSANDS)

      Year ended March 31, 2002:
        Allowances for doubtful accounts..........................        114         216          24          (15)      339
        Sales returns and allowances..............................          8          92          --          (57)       43
        Cash discounts............................................          5          20          --           (8)       17
      Year ended March 31, 2003:
        Allowances for doubtful accounts..........................        339          64          --         (238)      165
        Sales returns and allowances..............................         43          44          --          (65)       22
        Cash discounts............................................         17          16          --           (7)       26
      Year ended March 31, 2004:
        Allowances for doubtful accounts..........................        165          64          --          (19)      210
        Sales returns and allowances..............................         22          38          --           (1)       59
        Cash discounts............................................         26         (20)         --           (5)        1


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TEGAL CORPORATION

                                           By: /s/ MICHAEL L. PARODI
                                               --------------------------------
                                               Michael L. Parodi
                                               Chairman, President & Chief
                                               Executive Officer

Dated:  June 28, 2004

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


                       SIGNATURE                                                 TITLE                                   DATE

         /s/       MICHAEL L. PARODI                             Chairman, President, Chief Executive                June 28, 2004
-----------------------------------------------------
                   Michael L. Parodi                                Officer and Director (Principal
                                                                          Executive Officer)

         /s/        THOMAS R. MIKA                                Chief Financial Officer (Principal                 June 28, 2004
-----------------------------------------------------
                    Thomas R. Mika                                 Financial and Accounting Officer)

         /s/       EDWARD A. DOHRING                                           Director                              June 28, 2004
-----------------------------------------------------
                   Edward A. Dohring

         /s/         JEFFRY KRAUSS                                             Director                              June 28, 2004
-----------------------------------------------------
                    Jeffrey Krauss

         /s/        DUANE WADSWORTH                                            Director                              June 28, 2004
-----------------------------------------------------
                    Duane Wadsworth


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     ----------------------

2.1 Agreement and Plan of Merger by and among Tegal Corporation, SFI Acquisition Corp., Sputtered Films, Inc. and the Shareholder Agent dated as of August 13, 2002 (incorporated by reference to Exhibit
            2.1 to the Registrant's Current Report filed with the SEC on August 16, 2002)

2.2 Asset Acquisition Agreement by and between Tegal Corporation and Simplus Systems Corporation, dated November 10, 2003 (incorporated by reference to Exhibit 2.1 to Tegal's Current Report on Form 8-K (SEC File No. 000-26824) filed on December 9, 2003)

3.1 Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibits 3(i).1 and 3(i).2 included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)

3.2 Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (File No. 333-108921) declared effective by the Securities and Exchange Commission on October 14, 2003)

3.3 By-laws of Registrant (incorporated by reference to Exhibit 3(ii) included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)

*4.1        Form of Certificate for Common Stock

4.2 First Amendment to Rights Agreement between the registrant and ChaseMellon Shareholder Services, dated as of January 15, 1999 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report filed with the SEC on January 1, 1999)

4.3 Rights Agreement between the Registrant and ChaseMellon Shareholder Services dated as of June 11, 1996 (incorporated by reference to Registrant's current report filed with the SEC on June 28, 1996)

**10.1 Employment Agreement between the Registrant and Stephen P. DeOrnellas dated December 16, 1997 (incorporated by reference to
            Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed with the SEC on May 20, 1998)

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

10.4 Form of Warrant (incorporated by reference to Exhibit (ii) to the Registrant's Quarterly Report filed with the SEC on February 13,
            2002)

**10.5 Third Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to Exhibit (iv) to the Registrant's Quarterly Report filed with the SEC on February 13, 2002)

10.6 Security and Loan Agreement between Registrant and Silicon Valley Bank dated as of June 26, 2002 (incorporated by reference to Exhibit (10.6) to the Registrant's Annual Report on Form 10K for the fiscal year ended March 31, 2003 filed with the SEC on June 27, 2003)

10.7        Lease  between the  Registrant  and Jane  Crocker,  formerly Jane C.
            Jacobs, as Trustee under the Jane C. Jacobs Trust Agreement dated October 5, 1990 ("Crocker") and Norman E. MacKay ("MacKay") dated as of April 29, 2003 (incorporated by reference to Exhibit (10.7) to the Registrant's Annual Report on Form 10K for the fiscal year ended March 31, 2003 filed with the SEC on June 27, 2003)

10.8 Security and Loan Agreement [Exim] between Registrant and Silicon Valley Bank dated as of June 26, 2002

10.9 Intellectual Property Security Agreement between Registrant and Valley Bank dated as of June 26, 2002

10.10 Warrant to purchase stock Agreement between Registrant and Silicon Valley Bank dated as of June 26, 2002

**10.11 Employment Agreement between Registrant and Thomas Mika dated as of August 12, 2002 (incorporated by reference to Exhibit (10.11) to the Registrant's Annual Report on Form 10K for the fiscal year ended March 31, 2003 filed with the SEC on June 27, 2003)

**10.12 Employment Agreement between Registrant and Carole Anne Demachkie dated as of August 30, 2002 (incorporated by reference to Exhibit (10.12) to the Registrant's Annual Report on Form 10K for the fiscal year ended March 31, 2003 filed with the SEC on June 27, 2003)

*21         List of Subsidiaries of the Registrant

23.1        Consent of Independent Registered Public Accounting Firm

24.1 Power of Attorney (incorporated by reference to the signature page to this Annual Report)

31.1        Section 302 Certification of the Chief Executive Officer

31.2        Section 302 Certification of the Chief Financial Officer

32.1 Section 906 Certification of the Chief Executive Officer and Chief Financial Officer