Form 10-Q
period 2004-06-30
TEGAL CORP /DE/
filed 2004-08-16
CIK 931059

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

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

      As of August 12, 2004 there were 46,557,672 shares of our common stock outstanding.

================================================================================

                       TEGAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                               PAGE

                                                      PART I. FINANCIAL INFORMATION
ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
             Condensed Consolidated Balance Sheets as of June 30, 2004 and March 31, 2004...................................     3
             Condensed Consolidated Statements of Operations -- for the three months ended June 30, 2004 and 2003...........     4
             Condensed Consolidated Statements of Cash Flows -- for the three months ended June 30, 2004 and 2003...........     5
             Notes to Condensed Consolidated Financial Statements...........................................................     6
ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS..................................................................................................    12
ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................    15
ITEM 4.      CONTROLS AND PROCEDURES........................................................................................    15

                                                        PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS...............................................................................................   16
ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................................................   16
ITEM 5.      OTHER INFORMATION...............................................................................................   17
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K................................................................................   26
SIGNATURES.................................................................................................................     27

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEGAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                                           JUNE 30,      MARCH 31,
                                                                                                             2004           2004
                                                                                                         -----------    -----------
Current assets:
  Cash and cash equivalents............................................................................. $     4,657    $     7,049
  Accounts receivable, net of allowances for sales returns and doubtful accounts of $284 and $270 at
   June 30, 2004 and March 31, 2004, respectively.......................................................       3,034          4,729
  Inventories...........................................................................................       3,457          3,719
  Prepaid expenses and other current assets.............................................................         568            905
                                                                                                         -----------    -----------
     Total current assets...............................................................................      11,716         16,402
Property and equipment, net.............................................................................       3,895          4,039
Intangible assets, net..................................................................................       2,064          1,190
Other assets............................................................................................         928          1,027
                                                                                                         -----------    -----------
     Total assets....................................................................................... $    18,603    $    22,658
                                                                                                         ===========    ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and bank lines of credit................................................................ $       196    $     2,450
  2% Convertible debentures, net........................................................................          --             74
  Accounts payable......................................................................................       1,768          1,645
  Accrued product warranty..............................................................................         312            366
  Deferred revenue......................................................................................         180            440
  Accrued expenses and other current liabilities........................................................       2,822          2,604
                                                                                                         -----------    -----------
     Total current liabilities..........................................................................       5,278          7,579
Long-term portion of capital lease obligations..........................................................          23             26
Other long term obligations.............................................................................          86             98
                                                                                                         -----------    -----------
     Total long term liabilities........................................................................         109            124
                                                                                                         -----------    -----------
     Total liabilities..................................................................................       5,387          7,703
                                                                                                         -----------    -----------
Commitments and contingencies (Note 6) Stockholders' equity:
  Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding............          --             --
  Common stock; $0.01 par value; 100,000,000 shares authorized; 44,183,297and36,583,850 shares issued
   and outstanding at June 30, 2004 and  March 31, 2004, respectively...................................         442            366
  Additional paid-in capital............................................................................      89,862         85,376
  Accumulated other comprehensive income................................................................         148            124
  Accumulated deficit...................................................................................     (77,236)       (70,911)
                                                                                                         ------------   ------------
     Total stockholders' equity.........................................................................      13,216         14,955
                                                                                                         -----------    -----------
     Total liabilities and stockholders' equity......................................................... $    18,603    $    22,658
                                                                                                         ===========    ===========

                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                         2004            2003
                                                       --------        --------
Revenue:
    Product ....................................       $  3,034        $  3,542
    Services ...................................            407             343
                                                       --------        --------
      Total revenue ............................          3,441           3,885
Cost of revenue:
    Cost of product ............................          2,177           2,492
    Cost of services ...........................            464             356
                                                       --------        --------
      Total cost of revenue ....................          2,641           2,848
                                                       --------        --------
      Gross profit .............................            800           1,037
                                                       --------        --------
Operating expenses:
  Research and development .....................          1,126             703
  Sales and marketing ..........................            650             612
  General and administrative ...................          1,601           1,036
  In-process research and development ..........          1,653              --
                                                       --------        --------
      Total operating expenses .................          5,030           2,351
                                                       --------        --------
      Operating loss ...........................         (4,230)         (1,314)
Other income (expense), net ....................         (2,095)             60
                                                       --------        --------
      Net loss .................................       $ (6,325)       $ (1,254)
                                                       ========        ========
Net loss per share, basic and diluted ..........       $  (0.15)       $  (0.08)
                                                       ========        ========
Shares used in per share computations:
  Basic ........................................         41,812          16,092
  Diluted ......................................         41,812          16,092

                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                     THREE MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                     ------------------
                                                                                                       2004       2003
                                                                                                     -------    -------
Cash flows from operating activities:
  Net loss .......................................................................................   $(6,325)   $(1,254)
Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization ................................................................       338        338
    Allowance for doubtful accounts and sales return allowances ..................................        14         60
    Non cash interest expense - accretion of debt discount and amortization of debt issuance costs     2,019         --
    In-process research and development ..........................................................     1,653         --
    Issuance of options for services rendered ....................................................        39         32
    Changes in operating assets and liabilities:
      Receivables ................................................................................     1,727     (1,411)
      Inventories ................................................................................       269        905
      Prepaid expenses and other assets ..........................................................       193       (166)
      Accounts payable ...........................................................................       121        275
      Accrued product warranty ...................................................................       (58)       (17)
      Accrued expenses and other liabilities .....................................................      (152)       852
      Deferred revenue ...........................................................................      (260)       209
                                                                                                     -------    -------
        Net cash used in operating activities ....................................................      (422)      (177)
                                                                                                     -------    -------
Cash flows from investing activities:
     Purchases of property and equipment .........................................................       (20)       (17)
                                                                                                     -------    -------
        Net cash used in investing activities ....................................................       (20)       (17)
                                                                                                     -------    -------
Cash flows from financing activities:
  Proceeds from the issuance of convertible debentures ...........................................        --        424
  Proceeds from the issuance of common stock .....................................................       335         --
  Borrowings under lines of credit ...............................................................        43        178
  Repayment of borrowings under lines of credit ..................................................    (2,297)       (92)
  Payments on capital lease financing ............................................................        (5)        (2)
                                                                                                     -------    -------
        Net cash (used in) provided by financing activities ......................................    (1,924)       508
                                                                                                     -------    -------
Effect of exchange rates on cash and cash equivalents ............................................       (26)       (64)
                                                                                                     -------    -------
Net decrease in cash and cash equivalents ........................................................    (2,392)       250
Cash and cash equivalents at beginning of period .................................................     7,049        912
                                                                                                     -------    -------
Cash and cash equivalents at end of period .......................................................   $ 4,657    $ 1,162
                                                                                                     =======    =======

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES (IN THOUSANDS):

      On May 28, 2004, Tegal purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. ("FDSI") for 1,410,632 shares of common stock, $150 in debt forgiveness, approximately $50 in assumed liabilities, and $158 in acquisition costs, pursuant to a purchase agreement dated April 28, 2004. The purchase price was allocated as follows:

      Fair value fixed assets acquired ...................        $   111
      Non compete agreements .............................            203
      Patents ............................................            733
      In-process research and development ................           1653
      Debt forgiveness ...................................           (150)
      Assumed liabilities ................................            (50)
                                                                  -------
                                                                  $ 2,500
                                                                  =======

                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1. BASIS OF PRESENTATION:

      In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2004 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Tegal Corporation (the "Company") for the fiscal year ended March 31, 2004. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of results to be expected for the entire year.

      The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $6,325 and $1,254 for the periods ended June 30, 2004 and 2003, respectively, generated negative cash flows from operations of $422 and $177 in these periods, and has a cash and cash equivalents balance of $4,657 at June 30, 2004. Our past performance raised substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 25, 2004, which is included in our Form 10-K for the year ended March 31, 2004. Management believes that proceeds from the debenture financing in fiscal year 2004 and additional funds which may be available to the Company through the issuance of stock under the structured secondary financing with Kingsbridge Capital, Ltd., will be adequate to fund operations through fiscal year 2005, including the continued development of recently acquired products. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company's operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to the Company on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company's temporary investments are invested in highly liquid money market funds. The Company's accounts receivables are derived primarily from sales to customers located in the U.S., Europe, and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of June 30, 2004 two customers accounted for approximately 38 percent of the accounts receivable balance. As of June 30, 2003 one customer accounted for approximately 49 percent of the accounts receivable balance.

      During the quarter ended June 30, 2004 two customers accounted for 34 percent of total revenues. During the quarter ended June 30, 2003 one customer accounted for 49 percent of total revenues.

2. INVENTORIES:

      Inventories consisted of:

                                                     JUNE 30,      MARCH 31,
                                                       2004          2004
                                                     --------      ---------
      Raw materials ..........................        $1,266        $1,563
      Work in progress .......................         1,370         1,147
      Finished goods and spares ..............           821         1,009
                                                      ------        ------
                                                      $3,457        $3,719
                                                      ======        ======

3. PRODUCT WARRANTY:

      The Company provides a warranty on all system sold, and the estimated warranty liability is based on actual experience by system type. The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from estimates, revisions to the estimated warranty liability may be required.

      Warranty activity for the three-month period ended June 30, 2004 and 2003 was:

                                                                                       WARRANTY ACTIVITY  WARRANTY ACTIVITY
                                                                                         FOR THE THREE      FOR THE THREE
                                                                                          MONTHS ENDED      MONTHS ENDED
                                                                                         JUNE 30, 2004      JUNE 30, 2003
                                                                                         -------------      -------------
      Balance at the beginning of the period...........................................   $     366          $     734
      Additional warranty accruals for warranties issued during the period.............         133                120
      Settlements made during the period...............................................        (187)              (103)
                                                                                          ----------         ----------
      Balance at the end of the period.................................................   $     312          $     751
                                                                                          =========          =========

      Certain of the Company's sales contracts include provisions under which customers would be indemnified by the Company in the event of a third-party claim against the customer for intellectual property rights infringement related to the Company's products. There are no limitations on the maximum potential future payments under these guarantees. The Company has accrued no amounts in relation to these provisions as no such claims have been made and the Company believes it has valid, enforceable rights to the intellectual property embedded in its products.

4. NET LOSS PER COMMON SHARE:

      Basic earnings per share ("EPS") is calculated by dividing net income
(loss) for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the number of additional common shares that would have been outstanding if the dilutive potential common shares ("common stock equivalents") had been issued.

      Common stock equivalents for the three months ended June 30, 2004 and 2003 were 8,120,760 and 3,235,736, respectively, and have been excluded from shares used in calculating diluted loss per share because their effect would be antidilutive.

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

      The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                            2004       2003
                                                                          -------    -------
      Net loss as reported ............................................   $(6,325)   $(1,254)
      Deduct:  Total stock-based employee compensation expense ........      (358)       (36)
          determined under fair value method for all awards, net of tax
      Proforma net loss ...............................................   $(6,683)   $(1,290)
                                                                          =======    =======
      Basic net loss per share:
      As reported .....................................................     (0.15)     (0.08)
                                                                          =======    =======
      Proforma ........................................................     (0.16)     (0.08)
                                                                          =======    =======

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

      During the quarter ending June 30, 2004, in connection with a review of the Company's strategy and operations, it issued to certain consultants options and warrants to purchase 58,333 shares of the Company's common stock to various service providers for services rendered. The options and warrants were valued at $72 using the Black-Scholes model with an exercise price at the market value on the day of the grant. The life of the warrants is five years with an interest rate of 5% and the volatility of 124%. A portion of these warrants were included in other assets and will be amortized to expense over the service term for each contract. Additionally the Company entered into a contract with certain consultants for the Company to issue warrants on a monthly basis in lieu of cash payments for the next two years, dependant upon the continuation of the contract and the achievement of certain performance goals. These warrants will be valued and expensed on a monthly basis upon issuance.

6. LINES OF CREDIT:

      On January 19, 2004, the Company entered into a line of credit facility with Silicon Valley Bank that will be available until January 19, 2005. The line of credit has a maximum borrowing capacity of $3,500, bears interest at prime plus 1.0% (5% as of June 30, 2004), is collateralized by substantially all of the Company's domestic and Japanese assets, and is further limited by the amounts of accounts receivable and inventories on the Company's consolidated balance sheets. As of June 30, 2004, the Company had no amounts outstanding under this domestic line of credit.

      In addition, as of June 30, 2004, the Company's Japanese subsidiary had $87 outstanding under its line of credit, which is collateralized by Japanese customer promissory notes held by the Japanese subsidiary in advance of payment on customers' accounts receivable. The Japanese line of credit bears interest at Japanese prime (1.375% as of June 30, 2004) plus 1.0%, and has a total capacity of 150 million yen (approximately $1,384 at exchange rates prevailing on June 30, 2004).

      In addition, notes payable as of June 30, 2004 consisted of one outstanding note to the California Trade and Commerce Agency for $109. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75% with monthly payments of approximately $4 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation. The default could result in the California Trade and Commerce Agency calling the note; therefore, this note payable is classified as a current liability.

7. COMPREHENSIVE INCOME (LOSS):

      The components of comprehensive loss for the three-month periods ended June 30, 2004 and 2003 are as follows:

                                                   THREE MONTHS
                                                       ENDED
                                                     JUNE 30,
                                                ------------------
                                                 2004       2003
                                                -------    -------
      Net loss ..............................   $(6,325)   $(1,254)
      Foreign currency translation adjustment        24        (37)
                                                -------    -------
                                                $(6,301)   $(1,291)
                                                =======    =======

8. ACQUISITION:

      On May 28, 2004, Tegal purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. ("FDSI") for 1,410,632 shares of common stock valued at $2,342, $150 in debt forgiveness, approximately $50 in assumed liabilities, and $158 in acquisition costs, pursuant to a purchase agreement dated April 28, 2004.. All of the shares of common stock are subject to a registration rights agreement in which the Company has agreed to register the shares with the Securities and Exchange Commission for resale. In addition, the Company entered into employment agreements with key FDSI personnel. FDSI, a privately held development stage company based in Goleta, CA, was founded in 1999 as a spin-off of Sputtered Films, Inc., which itself was acquired by Tegal in August 2002. FDSI had developed a high-throughput, low cost-of-ownership physical vapor deposition ("PVD") system with highly differentiated technology for leading edge memory and logic device production on 200 and 300 millimeter wafers. This transaction was accounted for as a purchase of assets in accordance with EITF Issue No. 98-3, "Determining whether a nonmonetary transaction involves receipt of productive assets or of a business.

      The following table represents the preliminary allocation of the purchase price for FDSI. In estimating the fair value of assets acquired and liabilities assumed management considered various factors, including an independent appraisal.

      Fair value fixed assets acquired ..   $   111
      Non compete agreements ............       203
      Patents ...........................       733
      In-process research and development      1653
      Debt forgiveness ..................      (150)
      Assumed liabilities ...............       (50)
                                            -------
                                            $ 2,500
                                            =======

The assets will be amortized over a period of years shown on the following table:

      Fixed assets acquired......................  3 to 5 years
      Non compete agreements.....................  3 years
      Patents....................................  15 years

      The fair value underlying the $1,653 assigned to acquired in-process research and development ("IPR&D") in the FDSI acquisition was charged to the Company's results of operations during the quarter ended June 30, 2004, and was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. Projects in the IPR&D category are primarily certain design change improvements, software integration and hardware modifications, which are estimated to cost approximately $1 - $2 million, are approximately 50% complete, and will be completed by December 31, 2005.

      The IPR&D value of $1,653 was determined by an income approach where fair value is the present value of projected free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a seven-year period were discounted at a rate of 32% in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management's estimates of revenue, expenses and asset requirements. Any delays or failures in the completion of these projects could impact expected return on investment and future results of operations. In addition, the Company's operating results would be adversely affected if the value of other intangible assets acquired became impaired.

All of these projects have completion risks related to functionality, architecture, performance, process technology, continued availability of key technical personnel, product reliability and software integration. To the extent that estimated completion dates are not met, the risk of competitors' product introductions is greater and revenue opportunity may be permanently lost.

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

      The Company was required to pay a cash fee of up to 6.65% of the gross proceeds of the debentures to certain financial advisors upon the closing of the second tranche. A fee of $448 was recorded as a debt issuance cost and was paid in September 2003. The financial advisors also were granted warrants to purchase 1,756,127 shares of the Company's common stock at an exercise price of $0.35 per share. These warrants were valued at $1,387 using the Black-Scholes option pricing model with the following variables: stock fair value of $0.93, term of five years, volatility of 95% and risk-free interest rate of 2.5%. During fiscal year ended March 31, 2004, the financial advisors exercised warrants for 1,536,605 shares (plus 23,393 warrants remitted as payments for stock under a cash-less exercise provision of the warrant agreement), leaving advisor warrants for 196,129 shares unexercised at the end of the fiscal year. From April 1, 2004 through June 30, 2004, no additional advisor warrants had been exercised and there remained 196,129 shares unexercised.

      The debentures accrued interest at the rate of 2% per annum. Both the principal and accrued interest thereon of these debentures were convertible at the rate of $0.35 per share. The principal of the debentures converted into 20,471,428 shares of the Company's common stock. The closing prices of the Company's common stock on June 30, 2003 and September 9, 2003, the closing dates for the first and second tranches, were $0.55 and $1.49. Therefore, a beneficial conversion feature existed which was accounted for under the provisions of EITF 00-27, Application of Issue 98-5 to Certain Convertible Instruments. A beneficial feature also existed in connection with the conversion of the interest on the debentures into shares of common stock.

      As of June 30, 2004, debenture holders had converted all the debentures in the principal amount of $7,165 into 20,471,428 shares of the Company's common stock. Of the 3,542,436 shares that were registered for payment of interest in-kind, 135,068 shares had been issued for such interest payments, and the interest obligation to the debenture holders had been satisfied in full.

      In addition, the debenture holders were granted warrants to purchase 4,094,209 shares of the Company's common stock at an exercise price of $0.50. The warrants expire after eight years. The warrants were valued using the Black-Scholes model with the following variables: fair value of common stock of $0.35 for the first tranche debentures and $0.93 for the second tranche debentures, volatility of 37% and risk-free interest rate of 2.5%. The debenture holders had exercised warrants to purchase 2,239,832 shares (plus 168,695 warrants remitted as payments for stock under a cash-less exercise provision of the warrant agreement) of the Company's common stock. As of June 30, 2004, there remained unexercised warrants held by the debenture holders for 1,685,682 of the Company's common stock.

      The relative fair value of the warrants has been classified as equity with the beneficial conversion feature because it meets all the equity classification criteria of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

      The value of the beneficial conversion feature, warrants and debt issuance costs were amortized as interest expense over the life of the debt using the effective interest method. Related interest expense for the quarter ended June 30, 2004 amounted to $2,019. This amount is comprised of nominal interest, amortization of beneficial conversion feature and amortization of debt issuance costs.

     The debt issuance costs associated with the debentures amounted to $2,369 and are comprised of $982 in cash issuance costs and $1,387 associated with warrants issued to financial advisors. Approximately $603 of these costs were allocable to the warrants and were therefore charged to equity. The remaining balance of $1,766 was recorded as an asset and was amortized over the life of the debt. As of June 30, 2004 the debentures had been fully converted, therefore these costs have been fully expensed.

9. SUBSEQUENT EVENTS:

CHANGES IN THE COMPANY'S CERTIFYING ACCOUNTANT

      On July 8, 2004, the Audit Committee of the Board of Directors of Tegal Corporation (the "Company") dismissed PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm. The Company decided to change accounting firms in order to reduce costs as part of the Company's ongoing efforts to reduce operating expenses.

      PricewaterhouseCoopers LLP reports on the consolidated financial statements of the Company as of, and for the years ended, March 31, 2004 and 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except for an explanatory paragraph included in each of such reports which explanatory paragraph identified factors raising substantial doubt about the Company's ability to continue as a going concern.

      During the period from April 1, 2002 through July 8, 2004, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference thereto in its reports on the consolidated financial statements of the Company as of and for the years ended March 31, 2004 and 2003.

      On July 8, 2004, the Audit Committee of the Board of Directors of the Company appointed Moss Adams LLP as its new independent registered public accounting firm as of July 9, 2004.

      During the two most recent fiscal years and through July 9, 2004, neither the Company nor anyone on its behalf consulted Moss Adams LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, nor has Moss Adams LLP provided to the Company a written report or oral advice regarding such principles or audit opinion.

ISSUANCE OF COMMON STOCK TO KINGSBRIDGE CAPITAL LIMITED

      Subsequent to June 30, 2004, the Company issued to Kingsbridge Capital, Ltd. a total of 2,372,689 shares of its common stock in connection with the Amended and Restated Common Stock Purchase Agreement dated as of May 19, 2004. Gross proceeds from the sale of stock were $2,600.

ISSUANCE OF WARRANTS TO CONSULTANTS

      On August 4, 2004, the Company issued warrants to purchase 240,000 shares of common stock at $1.08 per share to consultants for services to be rendered over a period of two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information herein contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for our products, our quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, the cyclicality of the semiconductor industry, impediments to customer acceptance, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in our SEC reports. For further information, refer to the business description and risk factors sections included in our Form 10-K for the year ended March 31, 2004 and the risk factors section included in this Form 10-Q (Part II, Item 5) as filed with the SEC.

      The following summarizes our contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands) excluding 2% convertible debentures which were fully redeemed June 15, 2004:

      Contractual obligations:

                                                              LESS THAN                            AFTER
                                                    TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
                                                   ------      ------      ------      ------      ------
      Non-cancelable capital lease obligations .   $   34      $   11      $   22      $    1      $   --
      Non-cancelable operating lease obligations    5,369         902       2,010       1,892         565
      Notes payable and bank lines of credit ...      196         196          --          --          --
                                                   ------      ------      ------      ------      ------
      Total contractual cash obligations .......   $5,599      $1,109      $2,032      $1,893      $  565
                                                   ======      ======      ======      ======      ======

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

      The following table sets forth certain financial items as a percentage of revenue for the three-month period ended June 30, 2004 and 2003:

                                                           THREE MONTHS
                                                              ENDED
                                                             JUNE 30,
                                                         ---------------
                                                          2004      2003
                                                         -----     -----
      Revenue:
         Product revenue .............................    88.2%     91.2%
         Services revenue ............................    11.8       8.8
                                                         -----     -----
            Total revenue ............................   100.0     100.0
      Cost of sales:
         Cost of product .............................    63.3      64.1
         Cost of services ............................    13.5       9.2
                                                         -----     -----
            Total cost of sales ......................    76.8      73.3
                                                         -----     -----
         Gross profit ................................    23.2      26.7
      Operating expenses:
         Research and development ....................    32.7      18.1
         Sales and marketing .........................    18.9      15.8
         General and administrative ..................    46.5      26.8
         In-process research and development .........    48.0        --
                                                         -----     -----
            Total operating expenses .................   146.1      60.7
                                                         -----     -----
               Operating loss ........................   (122.9)   (34.0)
      Other income (expense), net ....................   (60.9)      1.5
                                                         -----     -----
               Net loss ..............................   (183.8)   (32.5)
                                                         =====     =====

      Product Revenue. Revenue for the three months ended June 30, 2004 was $3,034, a decrease of $508 or 14.3% over the comparable period in 2003. The decrease for the three months ended June 30, 2004 was principally due to the sale of a used 6500 series system compared to the sale of a new system in the prior period offset in part by the recognition of deferred revenue in the current period. Revenue for the three months ended June 30, 2003 was $3,542, an increase of $247 or 7.5% over the comparable period in 2002. The increase for the three months ended June 30, 2003 was principally due to the sale of three fewer 900 series systems offset by one more 6500 series systems over the same period in the prior year.

      Services Revenue. Revenue from service sales was $407 for the three month period ended June 30, 2004, up from $343 for the three month period ended June 30, 2003, which we believe is a result of customers' increased use of our systems resulting from increased production volume.

      International sales as a percentage of our revenue were approximately 66% and 82% for the three months ended June 30, 2004 and 2003, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

      Gross profit. Gross profit as a percentage of revenue (gross margin) was 23% and 27% for the three months ended June 30, 2004 and 2003, respectively. The decrease in gross margin for the three months ended June 30, 2004, compared to the same period in the prior year, was principally attributable the different product mix in the current quarter which resulted in lower average selling prices.

      Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $1,126 and $703 for the three months ended June 30, 2004 and 2003, respectively, representing 33% and 18% of revenue, respectively. The increase in research and development spending resulted from new product development efforts related to the Company's recent acquisitions.

      Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were relatively flat year over year at $650 and $612 for the three months ended June 30, 2004 and 2003, respectively, representing 19% and 16% of revenue, respectively.

      General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1,601 and $1,036 for the three months ended June 30, 2004 and 2003, respectively, representing 47% and 27% of revenue, respectively. The increase in spending was primarily due to legal fees for the registration of acquired patents and payments in cash and amortization of warrants to outside consultants.

      Other income (expense), net. Other expense, net consists principally of, interest income, interest expense and gains and losses on foreign exchange. We recorded net non-operating expense of $2,095 and a non-operating income of $60 during the three months ended June 30, 2004 and 2003, respectively. Interest expense was $2,066 for the three months ended June 30, 2004 compared to interest expense of $22 for the same period a year ago. The increase of interest expense in the current quarter was primarily attributable to the accretion of the debt discount and the amortization of the debt issuance costs related to the debenture financing (see Note 9).

LIQUIDITY AND CAPITAL RESOURCES

      For the three-month periods ended June 30, 2004 and 2003, we financed our operations through the use of outstanding cash balances and borrowings against our credit facilities in Japan, as well as our domestic line of credit.

      Net cash used in operations was $422 during the three months ended June 30, 2004, due principally to a net loss of $6,325 offset by non cash expense from depreciation and amortization, warrants issued for services rendered, and non cash interest expense, and a non cash charge for acquired IPR&D related to the FDSI acquisition. Additionally, the net loss is offset by a net decrease in inventory and accounts receivable and an increase in accounts payable, offset by a decrease of accrued liabilities and deferred revenue in prepaid expenses and other assets.

      Capital expenditures were negligible for the three months ended June 30, 2004.

      Net cash used in financing activities totaled $1,924 for the three months ended June 30, 2004 and was primarily related to the repayment of the domestic line of credit and the partial repayment of the Japanese borrowing.

      On January 19, 2004, the Company entered into a line of credit facility with Silicon Valley Bank that will be available until January 19, 2005. The line of credit has a maximum borrowing capacity of $3,500, bears interest at prime plus 1.0% (5% as of June 30, 2004), is collateralized by substantially all of the Company's domestic and Japanese assets, and is further limited by the amounts of accounts receivable and inventories on the Company's consolidated balance sheets. As of June 30, 2004, the Company had no amounts outstanding under this domestic line of credit.

      In addition, as of June 30, 2004, the Company's Japanese subsidiary had $87 outstanding under its line of credit which is collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers' accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375% as of June 30, 2004) plus 1.0%, and has a total capacity of 150 million yen (approximately $1,384 at exchange rates prevailing on June 30, 2004).

      In addition, notes payable as of June 30, 2004 consisted of one outstanding note to the California Trade and Commerce Agency for $109. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75% with monthly interest only payments of approximately $4 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation. The default could result in the California Trade and Commerce Agency calling the note, therefore, this note payable is classified as a current liability.

      The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $6,325 and $1,254 for the periods ended June 30, 2004 and 2003, respectively, generated negative cash flows from operations of $422 and $177 in these periods, and has a cash and cash equivalents balance of $4,657 at June 30, 2004. Our past performance raised substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 25, 2004, which is included in our Form 10-K for the year ended March 31, 2004. Management believes that proceeds from the debenture financing in fiscal year 2004 and additional funds which may be available to the Company through the issuance of stock under the structured secondary financing with Kingsbridge Capital, Ltd., will be adequate to fund operations through fiscal year 2005, including the continued development of recently acquired products. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company's operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to the Company on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

      For more information on our capital resources, see "Risk Factors" in Part II, Item 5.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our cash equivalents are principally comprised of money market accounts. As of June 30, 2004, we had cash and cash equivalents of $4,657. These accounts are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure.

      We have foreign subsidiaries that operate and sell our products in various global markets. As a result, our cash flow and earnings are exposed to fluctuations in interest and foreign currency exchange rates. We attempt to limit these exposures through the use of various hedge instruments, primarily forward exchange contracts and currency option contracts (with maturities of less than three months) to manage our exposure associated with firm commitments and net asset and liability positions denominated in non-functional currencies. There have been no material changes regarding market risk since the disclosures made in our Form 10-K for the fiscal year ended March 31, 2004.

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

      During the period from April 1, 2002 through June 30, 2004, there were no reportable events, as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except for a reportable condition related to the Company's accounting for its 2% Convertible Debentures Due 2011 (the "2% Convertible Debentures") together with related debt issuance costs; and the expertise of the Company's accounting personnel with respect to generally accepted accounting principles related to complex financing and other transactions. In response to the reportable condition, the Company restated its financial results and filed an amended quarterly report on Form 10-Q/A for the quarter ended December 31, 2003 which corrected an error in the accounting for the 2% Convertible Debentures and related debt issuance costs. The restatement reflected increased interest expense, net loss, net loss per share, accumulated deficit and additional paid-in capital as well as decreased current assets. The restatement did not impact any reported revenue, operating expenses or operating loss.

      Management believes that the reportable condition has been remediated. As of June 15, 2004, all of the Company's 2% Convertible Debentures had been converted into the Company's common stock. In addition, the Company expanded and enhanced its accounting function to include sufficient knowledge of generally accepted accounting principles related to complex financing and other transactions by adding a new certified public accountant to the Company's accounting staff on June 15, 2004.

      As of June 30, 2004, as required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

      Other than that which has been disclosed above, there has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Sputtered Films, Inc. v. Advanced Modular Sputtering, et al., filed in Santa Barbara County Superior Court.

      Our subsidiary, Sputtered Films, Inc. ("SFI") filed an action against two former employees, Sergey Mishin and Rose Stuart-Curran, and the company they formed after leaving SFI, Advanced Modular Sputtering ("AMS"), alleging misappropriation of trade secrets, violation of signed employee Secrecy Agreements, unfair business practices and other claims arising out of AMS's apparent possession and use of SFI's drawings and specifications for SFI's Endeavor Sputtering System and the Series IV S-Gun. SFI believes that the tools marketed by AMS result from unauthorized use of SFI's drawings, specifications and other trade secret technology. The case was filed in December 2003. The Court recently issued a stringent protective order regarding information revealed during the litigation, and the parties are in the early stages of discovery. A trial date is anticipated in mid 2005.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On June 30, 2003, the Company entered into agreements with investors to raise up to $7,165 in a private placement to institutional and individual investors of (i) an aggregate of $7,165 in principal amount of 2% convertible debentures, convertible into common stock at $0.35 per share and (ii) warrants to purchase 4,094,224 shares of common stock, exercisable at $0.50 per share. The first tranche of approximately $929 of the private placement was completed on June 30, 2003 and the second tranche was completed on September 9, 2003 following shareholder approval. The proceeds were used for general corporate purposes. This transaction was effected in reliance on Rule 506 of Regulation D under the Securities Act.

      On December 5, 2003, the Company closed a transaction in which it purchased substantially all of the assets of Simplus Systems Corporation, a Delaware corporation, in exchange for 1,499,994 shares of common stock. The transaction was effected in reliance on Regulation D under the Securities Act.

      On February 11, 2004, the Company signed a $25 million equity facility with Kingsbridge Capital Limited ("Kingsbridge"). The arrangement will allow the Company to sell shares of common stock to Kingsbridge at the Company's sole discretion over a 24-month period on a "when and if needed" basis. Kingsbridge is required under the terms of the arrangement to purchase stock following the effectiveness of a registration statement. The price of the common shares issued under the agreement is based on a discount to the volume-weighted average market price during a specified drawdown period. The Company has no obligation to draw down all or any portion of the commitment. The maximum amount of shares that may be issued to Kingsbridge under the equity facility is 8,851,661. In connection with the agreement, on February 11, 2004, the Company issued fully vested warrants to Kingsbridge to purchase 300,000 shares of common stock at an exercise price of $4.11 per share. The Company intends to use any proceeds from such sale to Kingsbridge to finance acquisitions, including any product development activity related to such acquisitions. This transaction was effected in reliance on Regulation D under the Securities Act.

      During the period March 16, 2004 through August 8, 2004, the Company issued options and warrants to purchase 1,040,000 of common stock to various consultants for services to be provided over a one-to-three year period, as well as for the achievement of certain pre-determined goals and objectives. These included: (i) on March 16, 2004, the issuance of options to purchase 50,000 shares of common stock at an exercise price of $1.87; (ii) on May 18, 2004, the issuance of options and warrants to purchase 30,000 shares of common stock at an exercise price of $1.32; (iii) on May 27, 2004, the issuance of warrants to purchase common stock at $1.60 per share; (iv) on June 1, 2004, the issuance of warrants to purchase 480,000 shares at $1.64 per share; and (v) on August 8, 2004, the issuance of warrants to purchase 240,000 shares of common stock at $1.08 per share. The issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

      On May 28, 2004, Tegal purchased substantially all of the assets of First Derivative Systems, Inc. ("FDSI") for 1,410,632 shares of common stock and approximately $200 in assumed liabilities, pursuant to a purchase agreement dated April 28, 2004. All of the shares of common stock are subject to a registration rights agreement in which the Company has agreed to register the shares with the Securities and Exchange Commission for resale. This transaction was effected in reliance on Regulation D.

ITEM 5. OTHER INFORMATION - CHANGES IN THE COMPANY'S CERTIFYING ACCOUNTANT

      On July 8, 2004, the Audit Committee of the Board of Directors of Tegal Corporation (the "Company") dismissed PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm. The Company decided to change accounting firms in order to reduce costs as part of the Company's ongoing efforts to reduce operating expenses.

      PricewaterhouseCoopers LLP reports on the consolidated financial statements of the Company as of, and for the years ended, March 31, 2004 and 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except for an explanatory paragraph included in each of such reports which explanatory paragraph identified factors raising substantial doubt about the Company's ability to continue as a going concern.

      During the period from April 1, 2002 through July 8, 2004, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference thereto in its reports on the consolidated financial statements of the Company as of and for the years ended March 31, 2004 and 2003.

      On July 8, 2004, the Audit Committee of the Board of Directors of the Company appointed Moss Adams LLP as its new independent registered public accounting firm as of July 9, 2004.

      During the two most recent fiscal years and through July 9, 2004, neither the Company nor anyone on its behalf consulted Moss Adams LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, nor has Moss Adams LLP provided to the Company a written report or oral advice regarding such principles or audit opinion.

RISK FACTORS

      WE HAVE INCURRED OPERATING LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE; OUR PLANS TO MAINTAIN AND INCREASE LIQUIDITY MAY NOT BE SUCCESSFUL; THE REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDES A GOING CONCERN UNCERTAINTY EXPLANATORY PARAGRAPH; THE ACCOUNTING FOR THE 2% CONVERTIBLE DEBENTURES RESULTED IN SIGNIFICANT EXPENSE AMOUNTS.

      We incurred net losses of $6,325 and $1,254 for the periods ended June 30, 2004 and 2003, respectively, generated negative cash flows from operations of $422 and $177 in these periods, and has a cash and cash equivalents balance of $4,657 at June 30, 2004. Our past performance raised substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 25, 2004, which is included in our Form 10-K for the year ended March 31, 2004. Management believes that proceeds from the debenture financing in fiscal year 2004 and additional funds which may be available to the Company through the issuance of stock under the structured secondary financing with Kingsbridge Capital, Ltd., will be adequate to fund operations through fiscal year 2005, including the continued development of recently acquired products. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company's operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to the Company on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

THE EXERCISE OF OUTSTANDING WARRANTS, OPTIONS AND OTHER RIGHTS TO OBTAIN ADDITIONAL SHARES WILL DILUTE THE VALUE OF THE SHARES.

      As of June 30, 2004, there were debenture holder warrants exercisable for approximately 1,685,682 shares and advisor warrants exercisable into 196,129 shares of our common stock. In addition, we have warrants outstanding from previous offerings for approximately 2,378,840 shares of our common stock.

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

      Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have had a detrimental effect on the semiconductor industry's demand for semiconductor capital equipment, including etch and deposition systems manufactured by us. During periods of a prolonged industry slow-down, we would have to initiate a substantial cost containment program and complete a corporate-wide restructuring to preserve our cash. However, the need for continued investment in research and development, possible capital equipment requirements and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to the any downturn.

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

      On September 6, 2002, we received notification from Nasdaq that for the 30 days prior to the notice, the price of our common stock had closed below the minimum $1.00 per share bid price requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the "Rule"), and were provided 90 calendar days, or until December 5, 2002, to regain compliance. Our bid price did not close above the minimum during that period. On December 6, 2002, we received notification from Nasdaq that our securities would be delisted from The Nasdaq National Market, the exchange on which our stock was listed prior to May 6, 2003, on December 16, 2002 unless we either (i) applied to transfer our securities to The Nasdaq SmallCap Market, in which case we would be afforded additional time to come into compliance with the minimum $1.00 bid price requirement; or (ii) appealed the Nasdaq staff's determination to the Nasdaq's Listing Qualifications Panel (the "Panel"). On December 12, 2002 we requested an oral hearing before the Panel and such hearing took place on January 16, 2003 in Washington, D.C. Our appeal was based, among other things, on our intention to seek stockholder approval for a reverse split of our outstanding common stock. On April 28, 2003 at a special meeting of our stockholders, our board of directors was granted the authority to effect a reverse split of our common stock within a range of two-for-one to fifteen-for-one. This authority was reaffirmed by our stockholders at the Annual Meeting on September 8, 2003. The timing and ratio of a reverse split, if any, is at the sole discretion of our board of directors, but it must have been completed on or before December 2, 2003. On May 6, 2003, we transferred the listing of our common stock to The Nasdaq SmallCap Market. In connection with this transfer, and by additional notice, Nasdaq granted us an extension until December 31, 2003, to regain compliance with the Rule's minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq SmallCap Market. On September 16, 2003, the bid price for our stock had closed at $1.00 or above for ten consecutive days. On September 17, 2003, we received a letter from Nasdaq confirming that Tegal had regained compliance with the minimum bid price requirement and that the question of its continued listing on The SmallCap Market was now closed.

      If we are out of compliance in the future with Nasdaq listing requirements, we may take actions in order to achieve compliance, which actions may include a reverse split of our common stock, which would require stockholder approval. If an initial delisting decision is made by the Nasdaq's staff, we may appeal the decision as permitted by Nasdaq rules. If we are delisted and cannot obtain listing on another major market or exchange, our stock's liquidity would suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock's trading price. Delisting also may restrict us from issuing additional securities or securing additional financing.

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

OUR CUSTOMERS ARE CONCENTRATED AND THEREFORE THE LOSS OF A SIGNIFICANT CUSTOMER MAY HARM OUR BUSINESS.

      Our top five customers accounted for 85%, 88% and 54% of our systems revenues in fiscal 2004, 2003 and 2002, respectively. Three customers each accounted for more than 10% of net systems sales in fiscal 2004. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor manufacturing industry, may have a detrimental effect on our business, financial condition, results of operations and cash flows. Our ability to increase our sales in the future will depend, in part, upon our ability to obtain orders from new customers, as well as the financial condition and success of our existing customers and the general economy, which is largely beyond our ability to control.

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


WE MUST INTEGRATE OUR ACQUISITIONS OF SIMPLUS SYSTEMS CORPORATION AND FIRST DERIVATIVE SYSTEMS, INC., AND WE MAY NEED TO MAKE ADDITIONAL FUTURE ACQUISITIONS TO REMAIN COMPETITIVE. THE PROCESS OF IDENTIFYING, ACQUIRING AND INTEGRATING FUTURE ACQUISITIONS MAY CONSTRAIN VALUABLE MANAGEMENT RESOURCES, AND OUR FAILURE TO EFFECTIVELY INTEGRATE FUTURE ACQUISITIONS MAY RESULT IN THE LOSS OF KEY EMPLOYEES AND THE DILUTION OF STOCKHOLDER VALUE AND HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS.

      On November 11, 2003, we acquired substantially all of the assets of Simplus Systems Corporation, and on April 28, 2004, we acquired substantially all of the assets of First Derivative Systems, Inc. We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. We may encounter problems with the assimilation of Simplus or businesses, products or technologies acquired in the future including:

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

      On February 11, 2004, we entered into a structured secondary offering facility (the "Structured Secondary") with Kingsbridge Capital Limited ("Kingsbridge"), which was amended on May 19, 2004. Under the terms of an Amended and Restated Common Stock Purchase Agreement (the "Purchase Agreement") entered into by the Company and Kingsbridge on May 19, 2004 with respect to the Structured Secondary, we may, at our sole discretion, sell to Kingsbridge, and Kingsbridge would be obligated to purchase, up to $25 million of shares of our common stock, par value $0.01 per share. The price at which we may sell shares of common stock under the Purchase Agreement is based on a discount to the volume weighted average market price of the common stock for a specified number of trading days following each of our respective elections to sell shares thereunder. The lowest threshold price at which our stock may be sold is at the sole discretion of the Company, but in no case may be lower than $1.00 per share, and in the event the price of our common stock falls below this $1.00 threshold, the Structured Secondary will not be an available source of financing. We may utilize the Structured Secondary through July 7, 2006 from time to time in our sole discretion, subject to various conditions and terms contained in the Purchase Agreement. Among the terms of the Purchase Agreement is a "Material Adverse Effect" clause which permits Kingsbridge to terminate the Structured Secondary if Kingsbridge determines that an event has occurred that results in any effect on the business, operations, properties or financial condition of the Company and its subsidiaries that is material and adverse to the Company and such subsidiaries, taken as a whole, and/or any condition, circumstance, or situation that would prohibit or otherwise interfere with our ability to perform any of our obligations under the Purchase Agreement.

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

WE MAY ISSUE ADDITIONAL SHARES AND DILUTE YOUR OWNERSHIP PERCENTAGE.

      Certain events over which you have no control could result in the issuance of additional shares of our common stock, which would dilute your ownership percentage in our company. As of June 30, 2004, there were 44,183,297 shares of our common stock issued and outstanding and there were 31,094 shares of common stock reserved for issuance under our equity incentive and stock purchase plans. In addition, as of June 30, 2004, there were outstanding options, warrants and other rights to acquire up to approximately 12,115,046 [7,854,395 in equity compensation plans and 4,260,651 in warrants] shares of common stock. We may also issue additional shares of common stock or preferred stock:

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

      This Form 10-Q includes or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements, which are based on assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "believe," "estimate," "expect," "intend," "project," or similar expressions. These forward-looking statements are subject to risks, uncertainties and assumptions about us. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth under the caption "Risk Factors" and elsewhere in this prospectus and the documents incorporated by reference in this Form 10-Q. If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirely by the cautionary statements in this paragraph.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            2.1 Asset Acquisition Agreement by and between Tegal Corporation and First Derivative Systems, Inc. dated as of April 28, 2004.

            4.1 Registration Rights Agreement by and among Tegal Corporation, First Derivative Systems, Inc. and Andy Clarke, as representative of the stockholders and creditors of First Derivative Systems, Inc., dated as of May 28, 2004.

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

                                          TEGAL CORPORATION
                                          (Registrant)

                                           /s/ THOMAS R. MIKA
                                          --------------------------------------
                                               Thomas R. Mika
                                               Chief Financial Officer

Dated: August 16, 2004