Form 10-Q
period 2004-09-30
TEGAL CORP /DE/
filed 2004-11-12
CIK 931059

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

      As of November 8, 2004 there were 46,557,672 shares of our common stock outstanding.

================================================================================

                       TEGAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                           PAGE

                        PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
            Condensed Consolidated Balance Sheets as of September 30, 2004 and March 31, 2004.............................   3
            Condensed Consolidated Statements of Operations -- for the three months ended September 30, 2004 and 2003.....   4
            Condensed Consolidated Statements of Cash Flows -- for the three months ended September 30, 2004 and 2003.....   5
            Notes to Condensed Consolidated Financial Statements..........................................................   6
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS.................................................................................................  12
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................................  15
ITEM 4.     CONTROLS AND PROCEDURES.......................................................................................  15

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.............................................................................................  17
ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................................  16
ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................................  18
ITEM 5.     OTHER INFORMATION.............................................................................................  19
ITEM 6.     EXHIBITS......................................................................................................  28
SIGNATURES................................................................................................................  29

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEGAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                     ASSETS

                                                                   SEPTEMBER 30,    MARCH 31,
                                                                       2004           2004
                                                                    ----------     ----------
Current assets:
  Cash and cash equivalents ....................................    $    4,322     $    7,049
  Accounts receivable, net of allowances for sales returns and doubtful accounts of $296 and $270 at September 30, 2004 and
    March 31, 2004, respectively ...............................         5,162          4,729
  Inventories ..................................................         3,793          3,719
  Prepaid expenses and other current assets ....................           802            905
                                                                    ----------     ----------
     Total current assets ......................................        14,079         16,402
Property and equipment, net ....................................         3,824          4,039
Intangible assets, net .........................................         1,974          1,190
Other assets ...................................................           743          1,027
                                                                    ----------     ----------
     Total assets ..............................................    $   20,620     $   22,658
                                                                    ==========     ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and bank lines of credit .......................    $      941     $    2,450
  2% Convertible debentures, net ...............................            --             74
  Accounts payable .............................................         2,673          1,645
  Accrued product warranty .....................................           251            366
  Deferred revenue .............................................           306            440
  Accrued expenses and other current liabilities ...............         3,252          2,604
                                                                    ----------     ----------
     Total current liabilities .................................         7,423          7,579
Long-term portion of capital lease obligations .................            20             26
Other long term obligations ....................................            95             98
                                                                    ----------     ----------
     Total long term liabilities ...............................           115            124
                                                                    ----------     ----------
     Total liabilities .........................................         7,538          7,703
                                                                    ----------     ----------
Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred stock; $0.01 par value; 5,000,000 shares authorized;
    none issued and outstanding ................................            --             --
  Common stock; $0.01 par value; 100,000,000 shares authorized;
    46,557,672 and 36,583,850 shares issued and outstanding at
    September 30, 2004 and March 31, 2004, respectively ........           466            366
  Additional paid-in capital ...................................        92,144         85,376
  Accumulated other comprehensive income .......................           209            124
  Accumulated deficit ..........................................       (79,737)       (70,911)
                                                                    ----------     ----------
     Total stockholders' equity ................................        13,082         14,955
                                                                    ----------     ----------
     Total liabilities and stockholders' equity ................    $   20,620     $   22,658
                                                                    ==========     ==========

                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                            -------------------------     -------------------------
                                               2004           2003           2004           2003
                                            ----------     ----------     ----------     ----------
Revenue:
     Product ...........................    $    4,809     $    2,882     $    7,843     $    6,424
     Services ..........................           179            328            586            671
                                            ----------     ----------     ----------     ----------
        Total revenue ..................         4,988          3,210          8,429          7,095
                                            ----------     ----------     ----------     ----------
Cost of sales:
      Cost of product ..................         2,565          1,794          4,742          4,286
      Cost of services .................           522            424            986            780
                                            ----------     ----------     ----------     ----------
        Total cost of sales ............         3,087          2,218          5,728          5,066
                                            ----------     ----------     ----------     ----------
        Gross profit (loss) ............         1,901            992          2,701          2,029
                                            ----------     ----------     ----------     ----------
Operating expenses:
     Research and development ..........         1,539            836          2,665          1,539
     Sales and marketing ...............           876            556          1,526          1,168
     General and administrative ........         1,992            916          3,593          1,952
     In Process Research and Development            --             --          1,653             --
                                            ----------     ----------     ----------     ----------
        Total operating expenses .......         4,407          2,308          9,437          4,659
                                            ----------     ----------     ----------     ----------
        Operating loss .................        (2,506)        (1,316)        (6,736)        (2,630)
Other income (expense), net ............             5           (354)        (2,090)          (293)
                                            ----------     ----------     ----------     ----------
     Net loss ..........................    $   (2,501)    $   (1,670)    $   (8,826)    $   (2,923)
                                            ==========     ==========     ==========     ==========
Net loss per share, basic and diluted ..    $    (0.05)    $    (0.10)    $    (0.20)    $    (0.18)
                                            ==========     ==========     ==========     ==========
Shares used in per share computations:
     Basic .............................        45,804         16,342         43,808         16,215
     Diluted ...........................        45,804         16,342         43,808         16,215


                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                SIX MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                            -------------------------
                                                                                               2004           2003
                                                                                            ----------     ----------
Cash flows from operating activities:
   Net loss ............................................................................    $   (8,826)    $   (2,923)
   Adjustments to reconcile net loss to cash provided by (used) in operating activities:
     Depreciation and amortization .....................................................           712            665
     Allowance for doubtful accounts and sales return allowances .......................            26             74
     Fair value of warrants issued for services rendered ...............................           174            159
     Non-cash amortization of beneficial conversion feature and  debt issuance costs ...         2,019            292
     In-process research and development ...............................................         1,653             --
     Changes in operating assets and liabilities:
       Receivables .....................................................................          (487)           (77)
       Inventories .....................................................................           (44)           858
       Prepaid expenses and other assets ...............................................          (121)          (390)
       Accounts payable ................................................................         1,057            935
       Accrued expenses and other liabilities ..........................................           318           (236)
       Accrued warranty ................................................................           (80)          (348)
       Customer deposits ...............................................................            --          1,120
Deferred revenue .......................................................................          (133)            91
                                                                                            ----------     ----------
         Net cash provided by (used in) operating activities ...........................        (3,732)           220
                                                                                            ----------     ----------
Cash flows used in investing activities -- purchases of property and equipment .........          (234)           (17)
                                                                                            ----------     ----------
Cash flows from financing activities:
   Gross proceeds from the issuance of convertible debentures ..........................            --          7,165
   Convertible debentures issuance costs ...............................................            --           (982)
   Net proceeds from issuance of common stock ..........................................         2,779              9
   Borrowings under lines of credit ....................................................           874            177
   Repayment of borrowings under lines of credit .......................................        (2,383)          (397)
   Payments on capital lease financing .................................................            (5)            (5)
                                                                                            ----------     ----------
         Net cash provided by financing activities .....................................         1,265          5,967
                                                                                            ----------     ----------
Effect of exchange rates on cash and cash equivalents ..................................           (26)            38
                                                                                            ----------     ----------

Net increase (decrease) in cash and cash equivalents ...................................        (2,727)         6,208
Cash and cash equivalents at beginning of period .......................................         7,049            912
                                                                                            ----------     ----------
Cash and cash equivalents at end of period .............................................    $    4,322     $    7,120
                                                                                            ==========     ==========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES (IN THOUSANDS):

      On May 28, 2004, Tegal purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. ("FDSI") a development stage company for 1,410,632 shares of common stock, $150 in debt forgiveness, approximately $50 in assumed liabilities, and $158 in acquisition costs, pursuant to a purchase agreement dated April 28, 2004. The purchase price was allocated as follows:


            Fair value fixed assets acquired .........    $      111
            Non compete agreements ...................           203
            Patents ..................................           733
            In-process research and development ......          1653
            Debt forgiveness .........................          (150)
            Assumed liabilities ......................           (50)
                                                          ----------
                                                          $    2,500
                                                          ==========


                             See accompanying notes.

                       TEGAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1.    BASIS OF PRESENTATION:

      In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2004 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Tegal Corporation (the "Company") for the fiscal year ended March 31, 2004. The results of operations for the three months and six months ended September 30, 2004 are not necessarily indicative of results to be expected for the entire year.

      The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $8,826 and $2,923 for the six months ended September 30, 2004 and 2003, respectively. The company generated negative cash flows from operations of $3,732 for the period ended September 30, 2004 and positive cash flows from operations of $220 for the period ended September 30, 2003. Our past performance raised substantial doubt as to our ability to continue as a going concern, and our former independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 25, 2004, which is included in our Form 10-K for the year ended March 31, 2004. Management believes that proceeds from the debenture financing in fiscal year 2004, and additional funds which may be available to the Company through the issuance of stock under the structured secondary financing with Kingsbridge Capital, Ltd., (including the $2,600 already raised through this facility) will be adequate to fund operations through fiscal year 2005, including the continued development of recently acquired products. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company's operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to the Company on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company's temporary investments are invested in highly liquid money market funds. The Company's accounts receivables are derived primarily from sales to customers located in the U.S., Europe, and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of September 30, 2004 and September 30, 2003 one customer accounted for approximately 54% and one customer accounted for approximately 45 %, respectively, of the accounts receivable balance.

      During the three months ended September 30, 2004 and 2003, one customer accounted for 52% and one customer accounted for 35% of total revenues, respectively. During the six months ended September 30, 2004 and September 30, 2003, one customer accounted for 30% and, two customers accounted for 42% of total revenues, respectively.

STOCK BASED COMPENSATION

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

      The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    SEPTEMBER  30,                SEPTEMBER  30,
                                                              -------------------------     -------------------------
                                                                 2004           2003           2004           2003
                                                              ----------     ----------     ----------     ----------
Net loss as reported .....................................    $   (2,501)    $   (1,670)    $   (8,826)    $   (2,923)
Add: Stock-based employee compensation expense included in
    Reported net loss ....................................            --             --             --             --
Deduct: Total stock-based employee compensation expense
    Determined under fair value method for all awards ....          (282)           (34)          (640)           (71)
                                                              ----------     ----------     ----------     ----------
Proforma net loss ........................................    $   (2,783)    $   (1,704)    $   (9,466)    $   (2,994)
                                                              ==========     ==========     ==========     ==========
Basic net loss per share:
As reported ..............................................    $    (0.06)    $    (0.10)    $    (0.22)    $     (.18)
Proforma .................................................    $    (0.06)    $    (0.10)    $    (0.22)    $     (.18)

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

ACCOUNTS RECEIVABLE - ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

      We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. Given the average selling prices of our systems, a single customer default could have a material adverse effect on our consolidated financial position, results of operations, and cash flows. In addition we maintain an allowance for product returns.

ACCOUNTING FOR FREIGHT CHARGED TO CUSTOMERS

      Spares and systems are typically shipped "freight collect" therefore no shipping revenue or cost is associated with the sale. When freight is charged, it is booked to revenue and offset for the cost of that freight in the COGS accounts pursuant to EITF 00:10

2. INVENTORIES:

      Inventories consisted of:

                                               SEPTEMBER 30,   MARCH 31,
                                                   2004          2004
                                                ----------    ----------
            Raw materials ..................    $    1,387    $    1,563
            Work in progress ...............         1,240         1,147
            Finished goods and spares ......         1,166         1,009
                                                ----------    ----------
                                                $    3,793    $    3,719
                                                ==========    ==========

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

      Warranty activity for the three-month and six-month periods ended September 30, 2004 and 2003 was:

                                                                            WARRANTY ACTIVITY FOR THE   WARRANTY ACTIVITY FOR THE
                                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                                              ---------------------       ---------------------
                                                                                2004         2003           2004         2003
                                                                              --------     --------       --------     --------
      Balance at the beginning of the period .............................    $    312     $    751       $    366     $    734
      Additional warranty accruals for warranties issued during the period          97           25            230          145
      Accruals related to pre-existing warranties ........................          --         (227)            --         (227)
      Settlements made during the period .................................        (158)        (163)          (345)        (266)
                                                                              --------     --------       --------     --------
      Balance at the end of the period ...................................    $    251     $    386       $    251     $    386
                                                                              ========     ========       ========     ========

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

      Common stock equivalents for the three months ended September 30, 2004 and September 30, 2003, and the six months ended September 30, 2004 and September 30, 2003 were 6,677,260 and 7,942,352 and 8,042,487 and 3,921,964, respectively, and have been excluded from shares used in calculating diluted loss per share because their effect would be antidilutive.

5. STOCK-BASED COMPENSATION:

ISSUANCE OF COMMON STOCK TO KINGSBRIDGE CAPITAL LIMITED

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

      During the three months ended September 30, 2004, the Company issued to Kingsbridge Capital, Ltd. a total of 2,372,689 shares of its common stock in connection with the Amended and Restated Common Stock Purchase Agreement dated as of May 19, 2004. Gross proceeds from the sale of stock were $2,600. On September 21, 2004, in addition to $156 in cash payments, the Company issued warrants to purchase 23,727 shares of common stock at $1.45 to advisors, in connection with the sale of stock to Kingsbridge which were charged against equity as stock issuance costs. Pursuant to our agreement, broker fees of 6% in cash and 1% of stock in the form of warrants will be paid upon each future drawdown of the facility. Additionally, warrants issued at the time of the agreement have been held in current assets. These warrants will be amortized on a prorated basis at the time of the drawdown and also charged against equity as stock issuance costs.

ISSUANCE OF WARRANTS TO CONSULTANTS

     As reported in our Quarterly Report on Form 10-Q dated June 30, 2004, on August 4, 2004, the Company agreed to issue warrants equally over a two-year period to purchase a total 240,000 shares of common stock at $1.08 per share to consultants for services to be rendered over a period of two years. These warrants are vested at the time of issuance. If the agreement with the consultant is terminated for any reason, the unissued warrants are forfeited. During the quarter ended September 30, 2004, the 74,999 warrants were vested and accounted for as an operating expense of $59.

6. LINES OF CREDIT:

      On January 19, 2004, the Company entered into a line of credit facility with Silicon Valley Bank that will be available until January 19, 2005. The line of credit has a maximum borrowing capacity of $3,500, bears interest at prime plus 1.0% (5% as of September 30, 2004), is collateralized by substantially all of the Company's domestic and Japanese assets, and is further limited by the amounts of accounts receivable and inventories on the Company's consolidated balance sheets. As of September 30, 2004, the Company had no amounts outstanding under this domestic line of credit.

      In addition, as of September 30, 2004, the Company's Japanese subsidiary had $847 outstanding under its line of credit, which is collateralized by Japanese customer promissory notes held by the Japanese subsidiary in advance of payment on customers' accounts receivable. The Japanese line of credit bears interest at Japanese prime (1.375% as of September 30, 2004) plus 1.0%, and has a total capacity of 150 million yen (approximately $1,353 at exchange rates prevailing on September 30, 2004).

      In addition, notes payable as of September 30, 2004 consisted of one outstanding note to the California Trade and Commerce Agency for $94. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75% with payments of approximately $4 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation. The default could result in the California Trade and Commerce Agency calling the note; therefore, this note payable is classified as a current liability.

7. COMPREHENSIVE INCOME (LOSS):

     The components of comprehensive loss for the three and six-month periods ended September 30, 2004 and 2003 are as follows:

                                                     THREE MONTHS               SIX MONTHS
                                                         ENDED                    ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                 ---------------------     ---------------------
                                                   2004         2003         2004         2003
                                                 --------     --------     --------     --------
      Net loss ..............................    $ (2,501)    $ (1,670)    $ (8,826)    $ (2,923)
      Foreign currency translation adjustment          61          (63)          85         (100)
                                                 --------     --------     --------     --------
                                                 $ (2,440)    $ (1,733)    $ (8,741)    $ (3,023)
                                                 ========     ========     ========     ========

8. ACQUISITION:

      On May 28, 2004, Tegal purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. ("FDSI") a development stage company for 1,410,632 shares of common stock valued at $2,342, $150 in debt forgiveness, approximately $50 in assumed liabilities, and $158 in acquisition costs, pursuant to a purchase agreement dated April 28, 2004. All of the shares of common stock are subject to a registration rights agreement in which the Company has agreed to register the shares with the Securities and Exchange Commission for resale. In addition, the Company entered into employment agreements with key FDSI personnel. FDSI, a privately held development stage company based in Goleta, CA, was founded in 1999 as a spin-off of Sputtered Films, Inc., which itself was acquired by Tegal in August 2002. FDSI had developed a high-throughput, low cost-of-ownership physical vapor deposition ("PVD") system with highly differentiated technology for leading edge memory and logic device production on 200 and 300 millimeter wafers. This transaction was accounted for as a purchase of assets in accordance with EITF Issue No. 98-3, "Determining whether a nonmonetary transaction involves receipt of productive assets or of a business".

      The following table represents the allocation of the purchase price for FDSI. In estimating the fair value of assets acquired and liabilities assumed management considered various factors, including an independent appraisal.


      Fair value fixed assets acquired .......    $      111
      Non compete agreements .................           203
      Patents ................................           733
      In-process research and development ....          1653
      Debt forgiveness .......................          (150)
      Assumed liabilities ....................           (50)
                                                  ----------
                                                  $    2,500
                                                  ==========

The assets will be amortized over a period of years shown on the following table:

      Fixed assets acquired ..................    3 to 5 years
      Non compete agreements .................    3 years
      Patents ................................    15 years

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

      The Company was required to pay a cash fee of up to 6.65% of the gross proceeds of the debentures to certain financial advisors upon the closing of the second tranche. A fee of $448 was recorded as a debt issuance cost and was paid in September 2003. The financial advisors also were granted warrants to purchase 1,756,127 shares of the Company's common stock at an exercise price of $0.35 per share. These warrants were valued at $1,387 using the Black-Scholes option pricing model with the following variables: stock fair value of $0.93, term of five years, volatility of 95% and risk-free interest rate of 2.5%. During fiscal year ended March 31, 2004, the financial advisors exercised warrants for 1,536,605 shares (plus 23,393 warrants remitted as payments for stock under a cash-less exercise provision of the warrant agreement), leaving advisor warrants for 196,129 shares unexercised at the end of the fiscal year. From April 1, 2004 through September 30, 2004, no additional advisor warrants had been exercised and there remained 196,129 shares unexercised.

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

      In addition, the debenture holders were granted warrants to purchase 4,094,209 shares of the Company's common stock at an exercise price of $0.50. The warrants expire after eight years. The warrants were valued using the Black-Scholes model with the following variables: fair value of common stock of $0.35 for the first tranche debentures and $0.93 for the second tranche debentures, volatility of 37% and risk-free interest rate of 2.5%. The debenture holders had exercised warrants to purchase 2,239,832 shares (plus 168,695 warrants remitted as payments for stock under a cash-less exercise provision of the warrant agreement) of the Company's common stock. As of September 30, 2004, there remained unexercised warrants held by the debenture holders for 1,685,682 of the Company's common stock.

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

      The debt issuance costs associated with the debentures amounted to $2,369 and are comprised of $982 in cash issuance costs and $1,387 associated with warrants issued to financial advisors. Approximately $603 of these costs were allocable to the warrants and were therefore charged to equity. The remaining balance of $1,766 was recorded as an asset and was amortized over the life of the debt. As of June 30, 2004, the debentures had been fully converted, therefore these costs have been fully expensed.

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

     The following summarizes our contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands) excluding 2% convertible debentures which were fully redeemed June 15, 2004:

      Contractual obligations:                                  LESS THAN                            AFTER
                                                     TOTAL       1 YEAR     1-3 YEARS   3-5 YEARS   5 YEARS
                                                    --------    --------    --------    --------    --------
      Non-cancelable capital lease obligations .    $     32    $     12    $     19    $      1    $     --
      Non-cancelable operating lease obligations       5,659       1,283       2,131       1,866         379
      Notes payable and bank lines of credit ...         941         941          --          --          --
                                                    --------    --------    --------    --------    --------
      Total contractual cash obligations .......    $  6,632    $  2,236    $  2,150    $  1,867    $    379
                                                    ========    ========    ========    ========    ========

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

     The following table sets forth certain financial items as a percentage of revenue for the three and six-month periods ended September 30, 2004 and 2003:

                                                     THREE MONTHS                 SIX MONTHS
                                                         ENDED                       ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                ----------------------      ---------------------
                                                  2004          2003          2004          2003
                                                --------      --------      --------      --------
      Revenue:
         Product revenue ...................        96.4%         89.8%         93.0%         90.5%
         Services revenue ..................         3.6          10.2           7.0           9.5
                                                --------      --------      --------      --------
            Total revenue ..................       100.0         100.0         100.0         100.0
      Cost of sales:
         Cost of product ...................        51.4          55.9          56.3          60.4
         Cost of services ..................        10.5          13.2          11.7          11.0
                                                --------      --------      --------      --------
            Total cost of sales ............        61.9          69.1          68.0          71.4
                                                --------      --------      --------      --------
         Gross profit (loss) ...............        38.1          30.9          32.0          28.6
      Operating expenses:
         Research and development ..........        30.9          26.0          31.6          21.7
         Sales and marketing ...............        17.6          17.3          18.1          16.5
         General and administrative ........        39.8          28.6          42.6          27.5
         In-process research and development          --            --          19.6            --
                                                --------      --------      --------      --------
            Total operating expenses .......        88.3          71.9         111.9          65.7
                                                --------      --------      --------      --------
               Operating loss ..............       (50.2)        (41.0)        (79.9)        (37.1)
      Other expense, net ...................          .1         (11.0)        (24.8)         (4.1)
                                                --------      --------      --------      --------
               Net loss ....................       (50.1)        (52.0)       (104.7)        (41.2)
                                                ========      ========      ========      ========

      Product revenue. Product revenue for the three and six months ended September 30, 2004 was $4,809 and $7,843, respectively, an increase of $1,927 and $1,419, respectively, over the comparable periods in 2003. The increase for the three and six months ended September 30, 2004 was principally due to the sale of an Endeavor series system compared to the sale of a 6500 series system upgrade in the same period of the previous year.

      Services revenue. Revenue from service sales for the three and six-month periods ended September 30, 2004 was $179 and $586, respectively, down from $328 and $671 for the three and six-month periods ended September 30, 2003, due to the change of service revenue mix from contract revenues to billable service which fluctuates according to customer demand.

      International sales as a percentage of the Company's revenue for the three and six months ended September 30, 2004 were approximately 88.8% and 79.3%, respectively. International sales as a percentage of the Company's revenue for the three and six months ended September 30, 2003 were approximately 81.3% and 81.8%, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

      Gross profit. Gross profit as a percentage of revenue was 38.1% and 30.9% for the three months ended September 30, 2004 and 2003, respectively, and 32.0% and 28.6% for the six months ended September 30, 2004 and 2003, respectively. The increase in gross profit for the three and six months ended September 30, 2004 compared to the same periods in the prior year was principally attributable to reduced fixed costs in the current year as a result of the cost cutting measures taken in the prior year spread over a higher revenue base, and the sale of previously reserved inventory, resulting in lower material costs of $277.

      Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were $1,539 and $836 for the three months ended September 30, 2004 and 2003, respectively, and $2,665 and $1,539 for the six months ended September 30, 2004 and 2003, respectively, representing 30.9% and 26.0% of revenue for the three months and 31.6% and 21.7% of revenue for the six months ended September 30, 2004 and 2003, respectively. The increase in research and development spending resulted from new product development efforts related to the Company's recent acquisitions.

      Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were $876 and $556 for the three months ended September 30, 2004 and 2003, respectively, and $1,526 and $1,168 for the six months ended September 30, 2004 and 2003, respectively, representing 17.6% and 17.3% of revenue for the three months ended September 30, 2003 and 2002, respectively, and

18.1% and 16.5% of revenue for the six months ended September 30, 2004 and 2003, respectively. The increase in sales and marketing spending was primarily due to additional sales personnel and commissions on system sales.


General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1,992 and $916 for the three months ended September 30, 2004 and 2003, respectively, and $3,593 and $1,952 for the six months ended September 30, 2003 and 2002, respectively, representing 39.8% and 28.6% of revenue for the three months ended September 30, 2003 and 2002, respectively, and 42.6% and 27.5% of revenue for the six months ended September 30, 2003 and 2002, respectively. The increase in spending was primarily due to legal fees associated with the defense of patents, which increased from the prior period by $550. Additionally payments to outside consultants increased by $300 primarily to assist in the integration of the acquired companies. There have also been additional incremental increases in costs related to the integration of the two businesses we acquired in the past twelve months. These costs result from additional facility costs such as rent, utilities, supplies, and insurance, and costs associated with additional employees.

Other income (expense), net. Other expense, net consists principally of, interest income, interest expense and gains and losses on foreign exchange. We recorded net non-operating income of $5 and a net non-operating expense of $354 during the three months ended September 30, 2004 and 2003, respectively. Net non-operating expense was $2,090 during the six-month period ended September 30, 2004 as compared to $293 during the same period in the previous year. The increase of non-operating expense during the six months ended September 30, 2004 was primarily attributable to the accretion of the debt discount and the amortization of the debt issuance costs related to the debenture financing during the quarter ended June 30, 2004. These debentures were fully converted to equity prior to June 30, 2004 (see Note 9).

LIQUIDITY AND CAPITAL RESOURCES

      For the six-month periods ended September 30, 2004 and 2003, we financed our operations through the use of outstanding cash balances, the drawdown of the Kingsbridge facility, and borrowings against our credit facilities in Japan, as well as our domestic line of credit.

      Net cash used in operations was $3,732 during the six months ended September 30, 2004, due principally to a net loss of $8,826 offset by non cash expense from depreciation and amortization, warrants issued for services rendered, and non cash interest expense, and a non cash charge for acquired IPR&D related to the FDSI acquisition. Additionally, the net loss is offset by a net decrease in inventory and accounts receivable and an increase in accounts payable and accrued liabilities, offset by a decrease of deferred revenue.

      Capital expenditures were $234 for the six months ended September 30, 2004.

      Net cash provided by financing activities totaled $1,265 for the six months ended September 30, 2004 and was primarily related to the issuance of stock to Kingsbridge Capital offset by the repayment of the domestic line of credit and the partial repayment of the Japanese borrowing.

      On January 19, 2004, the Company entered into a line of credit facility with Silicon Valley Bank that will be available until January 19, 2005. The line of credit has a maximum borrowing capacity of $3,500, bears interest at prime plus 1.0% (5% as of September 30, 2004), is collateralized by substantially all of the Company's domestic and Japanese assets, and is further limited by the amounts of accounts receivable and inventories on the Company's consolidated balance sheets. As of September 30, 2004, the Company had no amounts outstanding under this domestic line of credit.

      In addition, as of September 30, 2004, the Company's Japanese subsidiary had $847 outstanding under its line of credit, which is collateralized by Japanese customer promissory notes held by the Japanese subsidiary in advance of payment on customers' accounts receivable. The Japanese line of credit bears interest at Japanese prime (1.375% as of September 30, 2004) plus 1.0%, and has a total capacity of 150 million yen (approximately $1,353 at exchange rates prevailing on September 30, 2004).

      In addition, notes payable as of September 30, 2004 consisted of one outstanding note to the California Trade and Commerce Agency for $94. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75% with monthly payments of approximately $4 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation. The default could result in the California Trade and Commerce Agency calling the note; therefore, this note payable is classified as a current liability.

      The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $8,826 and $2,923 for the six months ended September 30, 2004 and 2003, respectively. The company generated negative cash flows from operations of $3,732 for the period ended September 30, 2004 and positive cash flows from operations of $220 for the period ended September 30, 2003. Our past performance raised substantial doubt as to our ability to continue as a going concern, and our former independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 25, 2004, which is included in our Form 10-K for the year ended March 31, 2004. Management believes that proceeds from the debenture financing in fiscal year 2004 and additional funds which may be available to the Company through the issuance of stock under the structured secondary financing with Kingsbridge Capital, Ltd. (including the $2,600 already raised through this facility), will be adequate to fund operations through fiscal year 2005, including the continued development of recently acquired products. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company's operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to the Company on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

      For more information on our capital resources, see "Risk Factors" in Part II, Item 5.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our cash equivalents are principally comprised of money market accounts. As of September 30, 2004, we had cash and cash equivalents of $4,322. These accounts are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure.

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

      During the quarter ended December 31, 2003, a reportable condition arose solely as a result of the accounting for interest expense related to the 2% convertible debentures in the three-month period ending December 31, 2003. Management review of the accounting for the offering of debentures during that period, which included preparation of journal entries by Tegal's Corporate Controller, review of the entries by our Chief Financial Officer, review by our independent auditors and review by our Audit Committee was not sufficient to discover the error. We believe that the error resulted from both a lack of familiarity among all parties in the review process with the proper accounting for such convertible debentures, as well as some ambiguities in the accounting literature on this subject.

      The error in accounting for interest expense for the converted portion of the debentures was discovered during the preparation of the audited financial statements for the year, which took place in April of 2004. The error was brought to Management's attention by our independent auditors, following review by their national office. Financial statements were prepared and reported on Form 10-K on June 15, 2004, fully incorporating the correctly stated interest expense. In addition, revised and restated financial statements for the period ending December 31, 2003 were filed on Form 10-Q/A.

      As of September 30, 2004, as required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Sputtered Films, Inc. v. Advanced Modular Sputtering, et al., filed in Santa Barbara County Superior Court.

      On December 22, 2003, the Company filed an action against two former employees, Sergey Mishin and Rose Stuart-Curran, and a company they formed after leaving the Company, Advanced Modular Sputtering, Inc., alleging misappropriation of trade secrets, violation of signed employee Secrecy Agreements, unfair business practices and other claims arising out of AMS's apparent possession and use of the Company's drawings and specifications for the Company's Endeavor Sputtering Machine and the Series IV S-Gun. The Company believes that the sputtering tools marketed by AMS results from unauthorized use of the Company's drawings, specifications and other trade secret technology.

      The parties have stipulated to an appropriate protective order, and are now in the discovery phase. No trial date has been set, but it is anticipated that the trial will occur in late 2005. In accordance with the ABA Statement of Policy, we are not able to state that the likelihood of an unfavorable outcome in this matter is either "probable" or "remote" as those terms are defined in the ABA Statement of Policy. Nor can we estimate in dollar terms the potential amount of loss or range of loss in the event of an unfavorable outcome, since the probability of inaccuracy of any such estimate is not "slight" as that term is used in the ABA Statement of Policy.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On February 11, 2004, the Company signed a Common Stock Purchase Agreement with Kingsbridge Capital Limited ("Kingsbridge"), which was subsequently amended and restated on May 19, 2004. The agreement permits the Company to sell shares of common stock to Kingsbridge at the Company's sole discretion over a 24-month period on a "when and if needed" basis, to a maximum value of $25 million. Kingsbridge is required under the terms of the agreement to purchase stock from the Company upon its request at any time following July 9, 2004, which is the date that the registration statement became effective. The price of the common shares issued under the agreement is based on a discount to the volume-weighted average market price during a specified drawdown period, but in no case may be lower than $1.00 per share. The Company has no obligation to draw down all or any portion of the commitment. The maximum amount of shares that may be issued to Kingsbridge under the equity facility is 8,851,661. In connection with the agreement, on February 11, 2004, the Company issued fully vested warrants to Kingsbridge to purchase 300,000 shares of common stock at an exercise price of $4.11 per share. The Company intends to use any proceeds from such sale to Kingsbridge to finance acquisitions, including any product development activity related to such acquisitions. This transaction was effected in reliance on Regulation D under the Securities Act. During the three months ended September 30, 2004, the Company issued to Kingsbridge Capital, Ltd. a total of 2,372,689 shares of its common stock in connection with the Amended and Restated Common Stock Purchase Agreement dated as of May 19, 2004. Gross proceeds from the sale of stock were $2,600. On September 21, 2004, in addition to $156 in cash payments, the Company issued warrants to purchase 23,727 shares of common stock at $1.45 to advisors, in connection with the sale of stock to Kingsbridge which were charged against equity as stock issuance costs. Pursuant to our agreement, broker fees of 6% in cash and 1% of stock in the form of warrants will be paid upon each future drawdown of the facility. Additionally warrants issued at the time of the agreement have been held in current assets. These warrants will be amortized on a prorated basis at the time of the drawdown and also charged against equity as stock issuance costs.

      During the period July 1, 2004 through September 30, 2004, the Company agreed to issue warrants equally over a two-year period to purchase a total 240,000 shares of common stock at $1.08 per share to consultants for services to be rendered over a period of two years. These warrants are vested at the time of issuance. If the agreement with the consultant is terminated for any reason, the unissued warrants are forfeited.. The issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

      On May 28, 2004, Tegal purchased substantially all of the assets of First Derivative Systems, Inc. ("FDSI") for 1,410,632 shares of common stock and approximately $200 in assumed liabilities, pursuant to a purchase agreement dated April 28, 2004. All of the shares of common stock are subject to a registration rights agreement in which the Company has agreed to register the shares with the Securities and Exchange Commission for resale. Such registration was filed with the Securities and Exchange Commission on August 30, 2004 and was declared effective in its amended form on October 13, 2004. This transaction was effected in reliance on Regulation D.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On September 21, 2004 the Company held its annual meeting of the stockholders. There were present at the meeting, in person or by proxy, the holders of 39,503,979 shares of common stock of the Company, representing 84.85% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote.

      The following individuals were re-elected to the board of directors:

                                                Votes for      Votes Withheld
                                                ---------      --------------
            Edward A. Dohring..............     38,368,549     1,135,430
            Jeffrey M. Krauss..............     38,084,764     1,419,215
            Michael L. Parodi..............     38,408,102     1,095,877
            Duane Wadsworth................     38,375,849     1,128,130

      The proposal to adopt an amendment to the Company's 1998 Equity Participation Plan to increase the maximum authorized shares from 6,400,000 to 10,000,000 was approved by the stockholders as follows:

            For.............................................      9,180,015
            Against.........................................      2,976,424
            Abstain.........................................        157,956
            Broker Non Vote.................................     27,189,584

      The proposal to adopt an amendment to the Company's Option Plan for Outside Directors to increase the maximum authorized shares from 600,000 to 1,600,000 was approved by stockholders as follows:

            For.............................................      7,859,528
            Against.........................................      4,307,324
            Abstain.........................................        147,543
            Broker Non Vote.................................     27,189,584

      The proposal to adopt an amendment to the Company's Employee Qualified Stock Purchase Plan to increase the maximum authorized shares from 500,000 to 1,000,000.

            For.............................................     10,279,093
            Against.........................................      1,926,870
            Abstain.........................................        108,432
            Broker Non Vote.................................     27,189,584

      The proposal to ratify the appointment of Moss Adams LLP as independent auditors for the fiscal year ending March 31, 2005.

            For.............................................     38,870,465
            Against.........................................        465,372
            Abstain.........................................        168,151
            Broker Non Vote.................................            -0-

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

      During the two most recent fiscal years and through November 11, 2004, neither the Company nor anyone on its behalf consulted Moss Adams LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, nor has Moss Adams LLP provided to the Company a written report or oral advice regarding such principles or audit opinion.

RISK FACTORS

      WE HAVE INCURRED OPERATING LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE; OUR PLANS TO MAINTAIN AND INCREASE LIQUIDITY MAY NOT BE SUCCESSFUL; THE REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDES A GOING CONCERN UNCERTAINTY EXPLANATORY PARAGRAPH; THE ACCOUNTING FOR THE 2% CONVERTIBLE DEBENTURES RESULTED IN SIGNIFICANT EXPENSE AMOUNTS.

      We incurred net losses of $8,826 and $2,923 for the six months ended September 30, 2004 and 2003, respectively. The company generated negative cash flows from operations of $3,732 for the period ended September 30, 2004 and generated cash flows from operations of $220 for the period ended September 30, 2003. Our past performance raised substantial doubt as to our ability to continue as a going concern, and our former independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 25, 2004, which is included in our Form 10-K for the year ended March 31, 2004. Management believes that proceeds from the debenture financing in fiscal year 2004 and additional funds which may be available to the Company through the issuance of stock under the structured secondary financing with Kingsbridge Capital, Ltd. (including the $2,600 already raised through this facility), will be adequate to fund operations through fiscal year 2005, including the continued development of recently acquired products. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company's operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to the Company on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

THE EXERCISE OF OUTSTANDING WARRANTS, OPTIONS AND OTHER RIGHTS TO OBTAIN ADDITIONAL SHARES WILL DILUTE THE VALUE OF THE SHARES.

      As of September 30, 2004, there were debenture holder warrants exercisable for approximately 1,685,682 shares and advisor warrants exercisable into 219,856 shares of our common stock. In addition, we have warrants outstanding from previous offerings for approximately 2,575,480 shares of our common stock.

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

      There are 9,151,661 shares of our common stock that are reserved for issuance under the Structured Secondary with Kingsbridge, 300,000 of which are issuable under the Warrant we granted to Kingsbridge. The issuance of shares under the Structured Secondary and upon exercise of the Warrant will have a dilutive impact on other stockholders and the issuance or even potential issuance of such shares could have a negative effect on the market price of our common stock. In addition, if we draw down the Structured Secondary, we will issue shares to Kingsbridge at a discount of 10% of the daily volume weighted average prices of our common stock during a specified period of trading days after initiation of each respective draw down. Issuing shares at such a discount will further dilute the interests of other stockholders. As of September 30, 2004, we have issued 2,372,689 shares of our common stock to Kingsbridge. On September 21, 2004, in addition to $156 in cash payments, the Company issued warrants to purchase 23,727 shares of common stock at $1.45 to advisors, in connection with the sale of stock to Kingsbridge which were charged against equity as stock issuance costs. Pursuant to our agreement, broker fees of 6% in cash and 1% of stock in the form of warrants will be paid upon each future drawdown of the facility. Additionally warrants issued at the time of the agreement have been held in current assets. These warrants will be amortized on a prorated basis at the time of the drawdown and also charged against equity as stock issuance costs.

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

THE STRUCTURED SECONDARY IMPOSES CERTAIN LIMITATIONS ON OUR ABILITY TO ISSUE EQUITY OR EQUITY-LINKED SECURITIES.

      During the two-year term of the Structured Secondary, we may not engage in certain equity or equity-linked financings without the prior written consent of Kingsbridge, which consent will not be unreasonably withheld, conditioned or delayed. However, we may engage in the following capital raising transactions without Kingsbridge's consent: (1) establish stock option or award plans or agreements (for directors, employees, consultants and/or advisors) and amend such plans or agreements, including increasing the number of shares available thereunder, (2) use equity securities to finance the acquisition of other companies, equipment, technologies or lines of business, (3) issue shares of common stock and/or preferred stock in connection with our option or award plans, stock purchase plans, rights plans, warrants or options, (4) issue shares of common stock and/or preferred stock in connection with the acquisition of products, licenses, equipment or other assets and strategic partnerships or joint ventures (the primary purpose of which is not to raise equity capital),
(5) issue shares of common and/or preferred stock to consultants and/or advisors as consideration for services rendered, (6) issue and sell shares in an underwritten public offering of common stock, and (7) issue shares of common stock to Kingsbridge under any other agreement entered into between our company and Kingsbridge.

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

WE MAY ISSUE ADDITIONAL SHARES AND DILUTE YOUR OWNERSHIP PERCENTAGE.

      Certain events over which you have no control could result in the issuance of additional shares of our common stock, which would dilute your ownership percentage in our company. As of September 30, 2004, there were 46,557,672 shares of our common stock issued and outstanding and there were 3,247,021 shares of common stock reserved for issuance under our equity incentive and stock purchase plans. In addition, as of September 30, 2004, there were outstanding options, warrants and other rights to acquire up to approximately 12,755,846 (8,236,468 in equity compensation plans and 4,519,378 in warrants) shares of common stock. We may also issue additional shares of common stock or preferred stock:

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.1* Form of Non-Qualified Stock Option Agreement for Employees
                  from the Sixth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation.
            10.2* Form of Stock Option Agreement for Outside Directors of Tegal
                  Corporation.
            31 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
            32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-----------
*  Indicates a management contract or compensatory plan or arrangement

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TEGAL CORPORATION
                                        (Registrant)

                                        /s/ THOMAS R. MIKA
                                        -----------------------------------
                                        Thomas R. Mika
                                        Chief Financial Officer

Dated: November 12, 2004