Form 10-Q
period 2004-12-31
TEGAL CORP /DE/
filed 2005-02-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————
FORM 10-Q
——————

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF
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

_________________

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

        As of February 11, 2005 there were 52,811,020 shares of our common stock outstanding.

TEGAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
	PART I. FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
	Condensed Consolidated Balance Sheets as of December 31, 2004 and March 31, 2004	3
	Condensed Consolidated Statements of Operations-- for the three months ended December 31, 2004 and 2003	4
	Condensed Consolidated Statements of Cash Flows-- for the three months ended December 31, 2004 and 2003	5
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
	OF OPERATIONS	15
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
ITEM 4.	CONTROLS AND PROCEDURES	20

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS

	December 31, 2004	March 31, 2004
Current assets:
Cash and cash equivalents	$5,344	$7,049
Accounts receivable, net of allowances for sales returns and doubtful accounts of $131 and $270 at
December 31, 2004 and March 31, 2004, respectively	6,347	4,729
Inventories	5,102	3,719
Prepaid expenses and other current assets	1,033	905

Total current assets	17,826	16,402
Property and equipment, net	3,618	4,039
Intangible assets, net	1,890	1,190
Other assets	356	1,027
Total assets	$23,690	$22,658
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and bank lines of credit	$1,121	$2,450
2% Convertible debentures, net	--	74
Accounts payable	3,175	1,645
Accrued product warranty	256	366
Deferred revenue	320	440
Accrued expenses and other current liabilities	3,093	2,604

Total current liabilities	7,965	7,579
Long-term portion of capital lease obligations	17	26
Other long term obligations	81	98

Total long term liabilities	98	124

Total liabilities	8,063	7,703

Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock; $0.01 par value; 100,000,000 shares authorized; 51,192,161 and 36,583,850 shares issued
and outstanding at December 31, 2004 and March 31, 2004, respectively	512	366
Additional paid-in capital	97,608	85,376
Accumulated other comprehensive income	(68)	124
Accumulated deficit	(82,425)	(70,911)

Total stockholders' equity	15,627	14,955

Total liabilities and stockholders' equity	$23,690	$22,658

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenue	$2,903	$3,276	$11,332	$10,371
Cost of revenue	2,377	3,331	8,105	8,397

Gross profit (loss)	526	(55)	3,227	1,974

Operating expenses:
Research and development	1,578	951	4,243	2,490
Sales and marketing	704	592	2,230	1,760
General and administrative	1,178	812	4,771	2,764
In-process research and development	--	2,202	1,653	2,202

Total operating expenses	3,460	4,557	12,897	9,216

Operating loss	(2,934)	(4,612)	(9,670)	(7,242)
Other income (expense), net
Interest expense, net	(2)	(3,513)	(2,065)	(3,866)
Other income (expense)	248	6	221	66

Total other income (expense), net	246	(3,507)	(1,844)	(3,800)

Net loss	$(2,688)	$(8,119)	$(11,514)	$(11,042)

Net loss per share, basic and diluted	$(0.06)	$(0.35)	$(0.26)	$(0.59)

Shares used in per share computation:
Basic	47,733	23,234	45,135	18,588
Diluted	47,733	23,234	45,135	18,588

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(11,514)	$(11,042)
Adjustments to reconcile net loss to cash used in operating activities:
Non cash in-process research & development charge	1,653	2,202
Depreciation and amortization	1,081	987
Non cash interest expense - accretion of debt discount and amortization of debt
issuance costs	2,019	3,804
Fair value of warrants issued for services rendered	292	159
Provision for doubtful accounts and sales return allowances	(138)	90
Excess and obsolete inventory provision	--	967
Changes in operating assets and liabilities:
Receivables	(1,513)	(444)
Inventories	(1,457)	1,114
Prepaid expenses and other assets	(388)	(487)
Accounts payable	1,508	(474)
Accrued expenses and other liabilities	92	88
Accrued product warranty	(138)	(540)
Customer deposits	--	1,142
Deferred revenue	(120)	6

Net cash used in operating activities	(8,623)	(2,428)

Cash flows used in investing activities:
Purchases of property and equipment	(314)	(19)

Cash flows provided by financing activities:
Gross proceeds from the issuance of convertible debentures	--	7,165
Convertible debentures issuance costs	--	(982)
Net proceeds from issuance of common stock	8,595	609
Borrowings under lines of credit	1,136	183
Repayment of borrowings under lines of credit	(2,465)	(416)
Proceeds from and (payments on) capital lease financing	(8)	28

Net cash provided by financing activities	7,258	6,587

Effect of exchange rates on cash and cash equivalents	(26)	37

Net increase (decrease) in cash and cash equivalents	(1,705)	4,177

Cash and cash equivalents at beginning of period	7,049	912

Cash and cash equivalents at end of period	$5,344	$5,089

See accompanying notes.

Supplemental Schedule of Non Cash Investing Activities (in thousands, except share data):

        On May 28, 2004, Tegal Corporation (the “Company”) purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”), a development stage company for 1,410,632 shares of common stock, $150 in debt forgiveness, approximately $50 in assumed liabilities, and $158 in acquisition costs. The purchase price was allocated as follows:

Fair value fixed assets acquired	$111
Non compete agreements	203
Patents	733
In-process research and development	1,653
Debt forgiveness	(150)
Assumed liabilities	(50)

$2,500

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share data)

1. Basis of Presentation:

        In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2004 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004. The results of operations for the three months and nine months ended December 31, 2004 are not necessarily indicative of results to be expected for the entire year.

        The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $11,514 and $11,042 for the nine months ended December 31, 2004 and 2003, respectively. The Company generated negative cash flows from operations of $8,623 and $2,248 for the period ended December 31, 2004 and 2003, respectively. Our past performance raised substantial doubt as to our ability to continue as a going concern, and our former independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 25, 2004, which is included in our Form 10-K for the fiscal year ended March 31, 2004. Management believes that proceeds from the debenture financing in fiscal year 2004, and additional funds which may be available to the Company through the issuance of stock under the structured secondary financing with Kingsbridge Capital, Ltd. (including the $8,234 already raised through this facility), will be adequate to fund operations through fiscal year 2005, including the continued development of recently acquired products. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company will need to reduce expenses and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company’s operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to the Company on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company’s temporary investments are invested in highly liquid money market funds. The Company’s accounts receivables are derived primarily from sales to customers located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of December 31, 2004, one customer accounted for approximately 49% of the accounts receivables balance. As of March 31, 2004, three customers accounted for approximately 43% of the accounts receivable balance.

        During the three months ended December 31, 2004 and 2003, two customers accounted for 28% and 38% of total revenues, respectively. During the nine months ended December 31, 2004 and December 31, 2003, one customer accounted for 23% and, two customers accounted for 29% of total revenues, respectively.

Stock Based Compensation

        The Company accounts for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and related interpretations. Under APB No. 25, compensation cost is equal to the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. SFAS No. 123, Accounting for Stock-based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and related SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

        The following assumptions are included in the estimated grant date fair value calculations for the Company’s stock option awards and Employee Qualified Stock Purchase Plan (“Employee Stock Purchase Plan”):

Three Months Ended December 31, 2004
Expected life (years):
Stock options	4.0
Employee plan	0.5
Volatility:
Stock options	98%
Employee plan	98%
Risk-free interest rate	2.25%
Dividend yield	0%

        The weighted average estimated grant date fair value, as defined by SFAS No. 123, for stock option awards granted during three months ended December 31, 2004 was $1.08 per option.

        The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2002
Net loss as reported	$(2,688)	$(8,119)	$(11,514)	$(11,042)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: Total stock-based employee compensation expense
determined under fair value method for all awards	(396)	(32)	(1,037)	(121)

Proforma net loss	$(3,084)	$(8,151)	$(12,551)	$(11,163)

Basic net loss per share:
As reported	$(0.06)	$(0.35)	$(0.26)	$(0.59)

Proforma	$(0.07)	$(0.35)	$(0.28)	$(0.59)

        The disclosure provisions of SFAS No. 123 and SFAS No. 148 require judgments by management as to the estimated lives of the outstanding options. Management has based the estimated life of the options on historical option exercise patterns. If the estimated life of the options increases, the valuation of the options will increase as well.

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

        The Company maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required.

        The Company’s return policy is for spare parts and components only. A right of return does not exist for systems. Customers are allowed to return spare parts if they are defective upon receipt. The potential returns are offset against gross revenue on a monthly basis. Management reviews outstanding requests for returns on a quarterly basis to determine that the reserves are adequate.

Impairment of Long-Lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.

Accounting for Freight Charged to Customers

        Spares and systems are typically shipped “freight collect”, therefore no shipping revenue or cost is associated with the sale. When freight is charged, it is booked to revenue and offset for the cost of that freight in the cost of revenue accounts pursuant to FASB’s Emerging Issues Task Force (“EITF”) 00-10.

Revenue Recognition

        Each sale of our equipment is evaluated on an individual basis in regard to revenue recognition. We have integrated in our evaluation the related interpretative guidance included in Topic 13 of the codification of staff accounting bulletins, and recognize the role of the EITF consensus on Issue 00-21. We first refer to EITF 00-21 in order to determine if there is more than one unit of accounting and then we refer to SAB104 for revenue recognition topics for the unit of accounting. We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectibility is reasonably assured.

        For products produced according to our published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or the building of complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% of the sales value of the related equipment.

        For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount (generally 10%), which is not payable by the customer until installation is completed and final customer acceptance is achieved.

        For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The revenue on these transactions is deferred and recorded as deferred revenue. As of December 31, 2004, deferred revenue as related to systems was $302. We reserve for warranty costs at the time the related revenue is recognized.

        Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service revenue is included in deferred revenue. As of December 31, 2004, $18 of deferred revenue was related to service contracts.

        Our return policy is for spare parts and components only. A right of return does not exist for systems. Customers are allowed to return spare parts if they are defective upon receipt. The potential returns are offset against gross revenue on a monthly basis. Management reviews outstanding requests for returns on a quarterly basis to determine that the reserves are adequate.

2. Inventories:

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

Inventories consisted of:

	December 31, 2004	March 31, 2004
Raw materials	$1,480	$1,563
Work in progress	2,271	1,147
Finished goods and spares	1,351	1,009

	$5,102	$3,719

        We periodically analyze any systems that are in finished goods inventory to determine if they are suitable for current customer requirements. At the present time, our policy is that, if after approximately 18 months, we determine that a sale will not take place within the next 12 months and the system would be useable for customer demonstrations or training, it is transferred to fixed assets. Otherwise, it is expensed.

3. Product Warranty:

        The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized. The warranty obligation is effected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from estimates, revisions to the estimated warranty liability may be required.

        Warranty activity for the three-month and nine-month periods ended December 31, 2004 and 2003 was:

	Warranty Activity for the Three Months Ended December 31,		Warranty Activity for the Nine Months Ended December 31,
	2004	2003	2004	2003
Balance at the beginning of the period	$251	$386	$366	$734
Additional warranty accruals for warranties issued	68	43	298	188
during the period
Accruals related to pre-existing warranties	—	—	—	(227)
Less settlements made during the period	(63)	(143)	(408)	(409)

Balance at the end of the period	$256	$286	$256	$286

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

4. Accounting for Restructure Expenses:

        During the fiscal year ended March 31, 2003, the Company recorded a severance charge of approximately $500 related to staff reductions of 74 employees, of which approximately $300 was classified as cost of sales, $100 as research and development and $100 as sales, marketing and general and administrative expenses. The Company had an outstanding severance liability of approximately $75 as of March 31, 2003. As of March 31, 2004, there was no outstanding liability.

5. Net Loss Per Common Share:

        Basic earnings per share (“EPS”) is calculated by dividing net income (loss) for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the number of additional common shares that would have been outstanding if the dilutive potential common shares (“common stock equivalents”) had been issued.

        Common stock equivalents for the three months ended December 31, 2004 and December 31, 2003, and the nine months ended December 31, 2004 and December 31, 2003, were 7,209,056 and 19,477,218 and 7,511,783 and 18,766,218, respectively, and have been excluded from shares used in calculating diluted loss per share because their effect would be antidilutive.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Antidilutive common equivalent shares:
Options and warrants	7,209	9,917	7,512	9,206
Shares issuable upon conversion of convertible debentures	—	9,560	—	9,560

Total antidilutive shares	7,209	19,477	7,512	18,766

6. Stock-Based Transactions:

Issuance of Common Stock to Kingsbridge Capital Limited

        On February 11, 2004, the Company signed a $25 million equity facility with Kingsbridge Capital Limited (“Kingsbridge”). The arrangement will allow the Company to sell shares of common stock to Kingsbridge at the Company’s sole discretion over a 24-month period on a “when and if needed” basis. Kingsbridge is required under the terms of the arrangement to purchase stock following the effectiveness of a registration statement. The price of the common shares issued under the agreement is based on a discount to the volume-weighted average market price during a specified drawdown period. The Company has no obligation to draw down all or any portion of the commitment. The maximum amount of shares that may be issued to Kingsbridge under the equity facility is 8,851,661.

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

        During the three months ended December 31, 2004, the Company issued to Kingsbridge Capital, Ltd. a total of 4,578,783 shares of its common stock in connection with the Amended and Restated Common Stock Purchase Agreement dated as of May 19, 2004. Gross proceeds from the sale of stock were $6,160. The discount to the volume-weighted average market price was $684 which was charged against equity as stock issuance cost. On November 30, 2004 and December 29, 2004, in addition to $370 in cash payments, the Company issued warrants to purchase 21,686 and 24,092 shares of common stock at $1.56 and $1.92 to advisors, in connection with the sale of stock to Kingsbridge which were also charged against equity as stock issuance costs.

        During the nine months ended December 31, 2004, the Company issued to Kingsbridge Capital, Ltd. a total of 6,951,472 shares of its common stock in connection with the Amended and Restated Common Stock Purchase Agreement dated as of May 19, 2004. Gross proceeds from the sale of stock were $8,760. The discount to the volume-weighted average market price was $973 which was charged against equity as stock issuance cost. In addition to $526 in cash payments, the Company issued warrants to purchase 23,727, 21,686 and 24,092 shares of common stock at $1.45, $1.56 and $1.92, respectively, to advisors, in connection with the sale of stock to Kingsbridge which were charged against equity as stock issuance costs. Pursuant to our agreement, broker fees of 6% in cash and 1% of stock in the form of warrants were paid upon each drawdown of the facility. Additionally, warrants issued at the time of the agreement have been held in current assets. These warrants are being amortized on a prorated basis at the time of the drawdown and also charged against equity as stock issuance costs.

Issuance of Warrants to Consultants

        As reported in our Quarterly Reports on Form 10-Q dated June 30, 2004, the Company entered into a contract with certain consultants in which the Company will issue warrants on a monthly basis in lieu of cash payments through August 2006, dependant upon the continuation of the contract and the achievement of certain performance goals. During the three months ended December 31, 2004, the warrants were valued at $118 using the Black-Scholes model with an exercise price at the market value on the day of the grant. The life of the warrants are five and seven years with an interest rate of 2.25% and volatility of 124% and 117% respectively.

7. Lines of Credit:

        On January 19, 2004, the Company entered into a line of credit facility with Silicon Valley Bank which expired on January 19, 2005. The line of credit had a maximum borrowing capacity of $3,500, bearing interest at prime plus 1.0% (5% as of December 31, 2004), was collateralized by substantially all of the Company’s domestic and Japanese assets, and was further limited by the amounts of accounts receivable and inventories on the Company’s consolidated balance sheets. As of December 31, 2004, the Company had no amounts outstanding under this domestic line of credit. The Company does not intend to renew this line of credit.

        In addition to the domestic facility, as of December 31, 2004, the Company’s Japanese subsidiary had borrowed 108 Million Yen (approximately $1,042 at exchange rates prevailing on December 31,2004) under its two Japanese bank lines of credit. The two credit lines have a total borrowing capacity of 200 million Yen (approximately $1,925 at exchange rates prevailing on December 31, 2004), which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.375 percent as of December 31, 2004) plus 0.875 percent and 1.425 percent, respectively.

        In addition, notes payable as of December 31, 2004 consisted of one outstanding note to the California Trade and Commerce Agency for $79. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75% with payments of approximately $4 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation. The default could result in the California Trade and Commerce Agency calling the note; therefore, this note payable is classified as a current liability.

8. Geographical Information

        Tegal operates in one segment for the manufacture, marketing and servicing of integrated circuit fabrication equipment. In accordance with SFAS No. 131 (SFAS 131) “Disclosures About Segments of an Enterprise and Related Information,” Tegal’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. All material operating units qualify for aggregation under SFAS 131 due to their identical customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since Tegal operates in one segment and in one group of similar products and services, all financial segment and product line information required by SFAS 131 can be found in the consolidated financial statements.

        For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

	Revenue for the Three Months Ended December 31,		Revenue for the Nine Months Ended December 31,
	2004	2003	2004	2003
Sales to customers located in:
United States	$808	$686	$2,555	$1,974
Asia, excluding Japan	428	253	1,231	761
Japan	625	1,748	5,354	5,763
Europe	1,042	589	2,192	1,873

Total sales	$2,903	$3,276	$11,332	$10,371

	December 31, 2004	March 31, 2004
Long-lived assets at year-end:
United States	$5,471	$5,195
Europe	13	6
Japan	21	15
Asia, excluding Japan	3	13

Total long-lived assets	$5,508	$5,229

9. Comprehensive Income (Loss):

        The components of comprehensive loss for the three and nine-month periods ended December 31, 2004 and 2003 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net loss	$(2,688)	$(8,119)	$(11,514)	$(11,042)
Foreign currency translation adjustment	(277)	111	(192)	211

	$(2,965)	$(8,008)	$(11,706)	$(10,831)

10. Acquisition:

        On May 28, 2004, Tegal purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”) a development stage company for 1,410,632 shares of common stock valued at $2,342, $150 in debt forgiveness, approximately $50 in assumed liabilities, and $158 in acquisition costs, pursuant to a purchase agreement dated April 28, 2004. All of the shares of common stock are subject to a registration rights agreement in which the Company has agreed to register the shares with the Securities and Exchange Commission for resale. In addition, the Company entered into employment agreements with key FDSI personnel. FDSI, a privately held development stage company based in Goleta, CA, was founded in 1999 as a spin-off of Sputtered Films, Inc., which itself was acquired by Tegal in August 2002. FDSI had developed a high-throughput, low cost-of-ownership physical vapor deposition (“PVD”) system with highly differentiated technology for leading edge memory and logic device production on 200 and 300 millimeter wafers. This transaction was accounted for as a purchase of assets in accordance with EITF Issue No. 98-3, “Determining whether a nonmonetary transaction involves receipt of productive assets or of a business”.

        The following table represents the allocation of the purchase price for FDSI. In estimating the fair value of assets acquired and liabilities assumed management considered various factors, including an independent appraisal.

Fair value fixed assets acquired	$111
Non compete agreements	203
Patents	733
In-process research and development	1,653
Debt forgiveness	(150)
Assumed liabilities	(50)

$2,500

        The assets will be amortized over a period of years shown on the following table:

Fixed assets acquired	3 to 5 years
Non compete agreements	3 years
Patents	15 years

        The fair value underlying the $1,653 assigned to acquired in-process research and development (“IPR&D”) in the FDSI acquisition was charged to the Company’s results of operations during the quarter ended June 30, 2004, and was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. Projects in the IPR&D category are primarily certain design change improvements, software integration and hardware modifications, which are estimated to cost approximately $1 — $2 million, are approximately 50% complete, and will be completed by December 31, 2005.

        The IPR&D value of $1,653 was determined by an income approach where fair value is the present value of projected free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a seven-year period were discounted at a rate of 32% in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management’s estimates of revenue, expenses and asset requirements. Any delays or failures in the completion of these projects could impact expected return on investment and future results of operations. In addition, the Company’s operating results would be adversely affected if the value of other intangible assets acquired became impaired.

        All of these projects have completion risks related to functionality, architecture, performance, process technology, continued availability of key technical personnel, product reliability and software integration. To the extent that estimated completion dates are not met, the risk of competitors’ product introductions is greater and revenue opportunity may be permanently lost.

11. Convertible Debenture Financing:

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

        The Company was required to pay a cash fee of up to 6.65% of the gross proceeds of the debentures to certain financial advisors upon the closing of the second tranche. A fee of $448 was recorded as a debt issuance cost and was paid in September 2003. The financial advisors also were granted warrants to purchase 1,756,127 shares of the Company’s common stock at an exercise price of $0.35 per share. These warrants were valued at $1,387 using the Black-Scholes option pricing model with the following variables: stock fair value of $0.93, term of five years, volatility of 95% and risk-free interest rate of 2.5%. During fiscal year ended March 31, 2004, the financial advisors exercised warrants for 1,536,605 shares (plus 23,393 warrants remitted as payments for stock under a cash-less exercise provision of the warrant agreement), leaving advisor warrants for 196,129 shares unexercised at the end of the fiscal year. From April 1, 2004 through December 31, 2004, no additional advisor warrants had been exercised and there remained unexercised warrants for 196,129 shares of the Company’s common stock.

        The debentures accrued interest at the rate of 2% per annum. Both the principal and accrued interest thereon of these debentures were convertible at the rate of $0.35 per share. The principal of the debentures converted into 20,471,428 shares of the Company’s common stock. The closing prices of the Company’s common stock on June 30, 2003 and September 9, 2003, the closing dates for the first and second tranches, were $0.55 and $1.49. Therefore, a beneficial conversion feature existed which was accounted for under the provisions of EITF 00-27, Application of Issue 98-5 to Certain Convertible Instruments. A beneficial feature also existed in connection with the conversion of the interest on the debentures into shares of common stock.

        As of June 30, 2004, debenture holders had converted all the debentures in the principal amount of $7,165 into 20,471,428 shares of the Company’s common stock. Of the 3,542,436 shares that were registered for payment of interest in-kind, 135,068 shares had been issued for such interest payments, and the interest obligation to the debenture holders had been satisfied in full.

        In addition, the debenture holders were granted warrants to purchase 4,094,209 shares of the Company’s common stock at an exercise price of $0.50. The warrants expire after eight years. The warrants were valued using the Black-Scholes model with the following variables: fair value of common stock of $0.35 for the first tranche debentures and $0.93 for the second tranche debentures, volatility of 37% and risk-free interest rate of 2.5%. The debenture holders had exercised warrants to purchase 2,239,832 shares (plus 168,695 warrants remitted as payments for stock under a cash-less exercise provision of the warrant agreement) of the Company’s common stock. As of December 31, 2004, there remained unexercised warrants held by the debenture holders for 1,670,297 shares of the Company’s common stock.

        The relative fair value of the warrants has been classified as equity with the beneficial conversion feature because it meets all the equity classification criteria of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

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

        The debt issuance costs associated with the debentures amounted to $2,369 and are comprised of $982 in cash issuance costs and $1,387 associated with warrants issued to financial advisors. Approximately $603 of these costs were allocable to the warrants and charged to equity. The remaining balance of $1,766 was recorded as an asset and was amortized over the life of the debt. As of June 30, 2004, the debentures had been fully converted, therefore these costs have been fully expensed.

12. Subsequent Event:

        On February 11, 2005 the Company issued to Kingsbridge Capital, Ltd. a total of 1,554,859 shares of its common stock in connection with the Amended and Restated Common Stock Purchase Agreement dated as of May 19, 2004. Gross proceeds from the sale of stock were $1620. The discount to the volume-weighted average market price was $180 which was charged against equity as stock issuance cost. In addition to a cash payment of $97, the Company issued warrants to purchase 15,549 shares of common stock at $1.35 to advisors, in connection with the sale of stock to Kingsbridge which were also charged against equity as stock issuance costs. With this issuance, the total number of shares issued to Kingsbridge is 8,506,331, the maximum allowable under this facility. The Company does not anticipate any further sales of shares to Kingsbridge under the Amended and Restated Common Stock Purchase Agreement dated as of May 19, 2004.

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

        The following summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands) excluding 2% convertible debentures which were fully redeemed June 15, 2004:

Contractual obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Non-cancelable capital lease obligations	$29	$9	$19	$1	$—
Non-cancelable operating lease obligations	5,510	1,000	2,243	1,888	379
Notes payable and bank lines of credit	1,121	1,121	—	—	—

Total contractual cash obligations	$6,660	$2,130	$2,262	$1,889	$379

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

Critical Accounting Policies

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

        Each sale of our equipment is evaluated on an individual basis in regard to revenue recognition. We have integrated in our evaluation the related interpretative guidance included in Topic 13 of the codification of staff accounting bulletins, and recognize the role of the FASB’s Emerging Issues Task Force (“EITF”) consensus on Issue 00-21. We first refer to EITF 00-21 in order to determine if there is more than one unit of accounting and then we refer to SAB104 for revenue recognition topics for the unit of accounting. We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectibility is reasonably assured.

        For products produced according to our published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% of the sales value of the related equipment.

        For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount (generally 10%), which is not payable by the customer until installation is completed and final customer acceptance is achieved.

        For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The revenue on these transactions is deferred and recorded as deferred revenue. We reserve for warranty costs at the time the related revenue is recognized.

        Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service revenue is included in other accrued liabilities.

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

        We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required.

        Our return policy is for spare parts and components only. A right of return does not exist for systems. Customers are allowed to return spare parts if they are defective upon receipt, in accordance with SFAS 48. The potential returns are offset against gross revenue on a monthly basis. Management reviews outstanding requests for returns on a quarterly basis to determine that the reserves are adequate.

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

        We periodically analyze any systems that are in finished goods inventory to determine if they are suitable for current customer requirements. At the present time, our policy is that, if after approximately 18 months, we determine that a sale will not take place within the next 12 months, and the system would be useable for customer demonstrations or training, it is transferred to fixed assets. Otherwise, it is expensed.

        The carrying value of systems used for demonstrations or training is determined by assessing the cost of the components that are suitable for sale. Any parts that may be rendered unsaleable as a result of such use are removed from the system and are not included in finished goods inventory. The remaining saleable parts are valued at the lower of cost or market, representing the system’s net realizable value. The depreciation period for systems that are transferred to fixed assets is determined based on the age of the system and its remaining useful life (typically five to eight years).

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

Deferred Taxes

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future taxable income, we have fully reserved our deferred tax assets. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

        The following table sets forth certain financial items as a percentage of revenue for the three and nine-month periods ended December 31, 2004 and 2003:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2004		2003		2004		2003
Revenue	100.0%		100.0%		100.0%		100.0%
Cost of sales	81.9		101.7		71.5		81.0

Gross profit (loss)	18.1		(1.7)		28.5		19.0
Operating expenses:
Research and development	54.4		29.0		37.4		24.0
Sales and marketing	24.3		18.1		19.7		17.0
General and administrative	40.5		24.8		42.1		26.6
In-process research and development	—		67.2		14.6		21.2

Total operating expenses	119.2		139.1		113.8		88.8

Operating loss	(101.	1)	(140.	8)	85.3)		(69.8)
Other income, net:
Interest expense, net	(0.1)		(107.	2)	(18.2)		(37.3)
Other income (expense), net	8.6		0.2		1.9		0.6

Other income (expense), net	8.5		(107.	0)	(16.3)		(36.7)

Net loss	(92.6%)		(247.	8%)	(101.	6%)	(106.	5%)

        Revenue. Revenue for the three months ended December 31, 2004 decreased $373 over the comparable periods in 2003 due principally to timing and variations of product mix. Revenue for the nine months ended December 31, 2004 increased $961, due to the variation of product mix as compared to the same period of the previous year. As of December 31, 2004 and 2003, our backlog was $377 and $5,189, respectively.

        International sales as a percentage of the Company’s revenue for the three and nine months ended December 31, 2004 were approximately 72.2% and 77.5%, respectively, and for the three and nine months ended December 31, 2003 were 79.1% and 81.0%, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

        Gross profit (loss). Gross profit as a percentage to revenue increased by $581 and $1,253 to 18.1% and 28.5% or for the three and nine months ended December 31, 2004, respectively over the comparable periods in 2003. The increase in gross profit as a percentage to revenue, was principally attributable to a $967 excess and obsolete inventory provision in the December quarter of the previous year.

        Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Research and development expenses increased by $627 for the three months and $1,753 for the nine months ended December 31, 2004 over the three and nine-month periods ended December 31, 2003. The increase in research and development spending resulted primarily from new product development efforts related to the Company’s recent acquisitions.

        Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses increased $112 for the three months, and $470 for the nine months ended December 31, 2004. The increase in sales and marketing spending is due to increased sales personnel.

        General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses increased $366 for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. The increase in spending during the was primarily due to legal fees associated with the filing of patent applications and litigation expenses in connection with a trade secret dispute with a competitor. General and administrative expenses increased $2,007 for the nine months ended December 31, 2004, over comparable periods for the previous year. The increase in spending during the nine months ended December 31, 2004, was primarily due to legal fees associated with the filing of patent applications and litigation expenses in connection with a trade secret dispute with a competitor., which increased from the prior period by $1,150. Additionally, payments to outside consultants in both cash and warrants increased by $550 primarily to assist in the integration of the acquired companies. There have also been incremental increases in costs related to the integration of the two businesses we acquired in the past twelve months. These costs result from additional facility costs such as rent, utilities, supplies, and insurance, and costs associated with additional employees.

        Other income (expense), net. Other income (expense), net consists principally of, interest income, interest expense and gains and losses on foreign exchange. Other income increased $3,753 for the three months ended December 31, 2004 as compared to the same period in the previous year due principally to the accretion of the debt discount and the amortization of the debt issuance costs related to the debenture financing in the previous year, which was recorded as interest expense. Net non-operating expense decreased $1,956 during the nine-month period ended December 31, 2004 as compared the same period in the previous year. The decrease of non-operating expense was primarily attributable to the completion of the accretion of the debt discount and the amortization of the debt issuance costs related to the debenture financing during the first quarter of fiscal 2004, resulting in lower interest expense of $1,801. These debentures were fully converted to equity prior to June 30, 2004 (see Note 11).

Liquidity and Capital Resources

        For the nine-month periods ended December 31, 2004, we financed our operations and capital spending through the use of outstanding cash balances, the drawdown of the Kingsbridge facility, and borrowings against our credit facilities in Japan, as well as our domestic line of credit.

        Net cash used in operations was $8,623 during the nine months ended December 31, 2004, due principally to a net loss of $11,514 offset by non cash expense from depreciation and amortization, warrants issued for services rendered, and non cash interest expense, and a non cash charge for acquired IPR&D related to the FDSI acquisition. Additionally, the net loss is offset by an increase in accounts payable and accrued liabilities, diminished by an increase in inventory and accounts receivable.

        Capital expenditures were $314 for the nine months ended December 31, 2004 and consisted of manufacturing equipment, leasehold improvements and computer hardware.

        Net cash provided by financing activities totaled $7,258 for the nine months ended December 31, 2004 and was primarily related to the issuance of stock to Kingsbridge Capital. Gross proceeds from the issuance of stock to Kingsbridge Capital were $8,760 offset by fees of $526. Proceeds from the issuance of stock were offset by the repayment of the domestic line of credit and the partial repayment of the Japanese borrowing.

        On January 19, 2004, the Company entered into a line of credit facility with Silicon Valley Bank which expired on January 19, 2005. The line of credit had a maximum borrowing capacity of $3,500, bearing interest at prime plus 1.0% (5% as of December 31, 2004), was collateralized by substantially all of the Company’s domestic and Japanese assets, and was further limited by the amounts of accounts receivable and inventories on the Company’s consolidated balance sheets. As of December 31, 2004, the Company had no amounts outstanding under this domestic line of credit. The Company does not intend to renew this line of credit.

        In addition to the domestic facility, as of December 31, 2004, the Company’s Japanese subsidiary had borrowed 108 Million Yen (approximately $1,042 at exchange rates prevailing on December 31,2004) under its two Japanese bank lines of credit. The two credit lines have a total borrowing capacity of 200 million Yen (approximately $1,925 at exchange rates prevailing on December 31, 2004), which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.375 percent as of December 31, 2004) plus 0.875 percent and 1.425 percent, respectively.

        In addition, notes payable as of December 31, 2004 consisted of one outstanding note to the California Trade and Commerce Agency for $79. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75% with payments of approximately $4 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation. The default could result in the California Trade and Commerce Agency calling the note; therefore, this note payable is classified as a current liability.

        The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $11,514 and $11,042 for the nine months ended December 31, 2004 and 2003, respectively. The Company generated negative cash flows from operations of $8,623 and $2,248 for the period ended December 31, 2004 and 2003, respectively. Our past performance raised substantial doubt as to our ability to continue as a going concern, and our former independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 25, 2004, which is included in our Form 10-K for the year ended March 31, 2004. Management believes that proceeds from the debenture financing in fiscal year 2004 and additional funds which may be available to the Company through the issuance of stock under the structured secondary financing with Kingsbridge Capital, Ltd. (including the $8,234 already raised through this facility), will be adequate to fund operations through fiscal year 2005, including the continued development of recently acquired products. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company’s operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to the Company on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

        For more information on our capital resources, see “Risk Factors” in Part II, Item 5.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our cash equivalents are principally comprised of money market accounts. As of December 31, 2004, we had cash and cash equivalents of $5,344. These accounts are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure.

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

        At December 31, 2004, the Company had forward exchange contracts maturing at various dates to exchange 390.3 million Japanese Yen into $3,788.

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

        During the quarter ended December 31, 2003, a reportable condition arose solely as a result of the accounting for interest expense related to the 2% convertible debentures in the three-month period ending December 31, 2003. Management review of the accounting for the offering of debentures during that period, which included preparation of journal entries by Tegal’s Corporate Controller, review of the entries by our Chief Financial Officer, review by our previous independent auditors and review by our Audit Committee was not sufficient to discover the error. We believe that the error resulted from both a lack of familiarity among all parties in the review process with the proper accounting for such convertible debentures, as well as some ambiguities in the accounting literature on this subject.

        The error in accounting for interest expense for the converted portion of the debentures was discovered during the preparation of the audited financial statements for the year, which took place in April of 2004. The error was brought to Management’s attention by our independent auditors, following review by their national office. Financial statements were prepared and reported on Form 10-K on June 15, 2004, fully incorporating the correctly stated interest expense. In addition, revised and restated financial statements for the period ending December 31, 2003 were filed on Form 10-Q/A.

        As of December 31, 2004, as required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

        There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Sputtered Films, Inc. v. Advanced Modular Sputtering, et al., filed in Santa Barbara County Superior Court.

        On December 22, 2003, we filed an action against two former employees, Sergey Mishin and Rose Stuart-Curran, and a company they formed, Advanced Modular Sputtering, Inc., alleging misappropriation of trade secrets, violation of signed employee Secrecy Agreements, unfair business practices and other claims arising out of AMS’s apparent possession and use of our drawings and specifications for our Endeavor Sputtering Machine and the Series IV S-Gun. The Company believes that the sputtering tools marketed by AMS results from unauthorized use of our trade secret technology.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On February 11, 2004, the Company signed a $25 million equity facility with Kingsbridge. The arrangement allows the Company to sell shares of common stock to Kingsbridge at the Company’s sole discretion over a 24-month period on a “when and if needed” basis. The price of the common shares issued under the agreement is based on a discount to the volume-weighted average market price during a specified drawdown period. The Company has no obligation to draw down all or any portion of the commitment. The maximum amount of shares that may be issued to Kingsbridge under the equity facility is 8,851,661. In connection with the agreement, on February 11, 2004, the Company issued fully vested warrants to Kingsbridge to purchase 300,000 shares of common stock at an exercise price of $4.11 per share. The Company intends to use any proceeds from such sale to Kingsbridge to finance acquisitions, including any product development activity related to such acquisitions. This transaction was effected in reliance on Regulation D under the Securities Act.

        During the three months ended December 31, 2004, the Company issued to Kingsbridge a total of 4,578,783 shares of its common stock. Gross proceeds from the sale of stock were $6,160. The discount to the volume-weighted average market price was $684 which was charged against equity as stock issuance cost. In addition to $370 in cash payments, on November 30, 2004 and December 29, 2004, the Company issued warrants to purchase 21,686 and 24,092 shares of common stock at $1.56 and $1.92, respectively, to advisors, in connection with the sale of stock to Kingsbridge. These warrants were also charged against equity as stock issuance costs.

        During the nine months ended December 31, 2004, the Company issued to Kingsbridge Capital, Ltd. a total of 6,951,472 shares of its common stock in connection with the Amended and Restated Common Stock Purchase Agreement dated as of May 19, 2004. Gross proceeds from the sale of stock were $8,760. The discount to the volume-weighted average market price was $973 which was charged against equity as stock issuance cost. In addition to $526 in cash payments, the Company issued warrants to purchase 23,727. 21,686 and 24,092 shares of common stock at $1.45, $1.56 and $1.92, respectively, to advisors, in connection with the sale of stock to Kingsbridge. These warrants were charged against equity as stock issuance costs. Pursuant to the agreement, broker fees of 6% in cash and 1% of stock in the form of warrants were paid upon each drawdown of the facility. Additionally, warrants issued at the time of the agreement have been held in current assets. These warrants are being amortized on a prorated basis at the time of the drawdown and also charged against equity as stock issuance costs.

        During the nine months ended December 31, 2004, the Company issued options and warrants to purchase 990,000 of common stock to various consultants for services to be provided over a one-to-three year period, as well as for the achievement of certain pre-determined goals and objectives. These included: (i) on May 18, 2004, the issuance of options and warrants to purchase 30,000 shares of common stock at an exercise price of $1.32; (ii) on May 27, 2004, the issuance of warrants to purchase 240,000 shares of common stock at $1.60 per share; (iii) on June 1, 2004, the issuance of warrants to purchase 480,000 shares at $1.64 per share; and (iv) on August 8, 2004, the issuance of warrants to purchase 240,000 shares of common stock at $1.08 per share. The issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

        On May 28, 2004, Tegal purchased substantially all of the assets of First Derivative Systems, Inc. (“FDSI”) for 1,410,632 shares of common stock and approximately $200 in assumed liabilities, pursuant to a purchase agreement dated April 28, 2004. All of the shares of common stock are subject to a registration rights agreement in which the Company has agreed to register the shares with the Securities and Exchange Commission for resale. Such registration was filed with the Securities and Exchange Commission on August 30, 2004 and was declared effective in its amended form on October 13, 2004. This transaction was effected in reliance on Regulation D.

Risk Factors

        We have incurred operating losses and may not be profitable in the future; Our plans to maintain and increase liquidity may not be successful; The report of the independent registered public accounting firm includes a going concern uncertainty explanatory paragraph.

        We incurred net losses of $11,514 and $11,042 for the nine months ended December 31, 2004 and 2003, respectively. We generated negative cash flows from operations of $8,623 and $2,248 for the period ended December 31, 2004 and 2003, respectively. Our past performance raised substantial doubt as to our ability to continue as a going concern, and our former independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 25, 2004, which is included in our Form 10-K for the year ended March 31, 2004. Management believes that proceeds from the debenture financing in fiscal year 2004 and additional funds which may be available to us through the issuance of stock under the Kingsbridge facility (including the $8,249 already raised through this facility), will be adequate to fund operations through fiscal year 2005, including the continued development of recently acquired products. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all. If we are unable to obtain such financing, our ability to continue operations would be substantially at risk.

The exercise of outstanding warrants, options and other rights to obtain additional shares will dilute the value of the shares.

        As of December 31, 2004, there were debenture holder warrants exercisable for approximately 1,670,297 shares and advisor warrants exercisable into 196,129 shares of our common stock. We have additional warrants outstanding for approximately 2,644,985 shares of our common stock.

        The exercise of these warrants and the issuance of the common stock will result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby. In addition, the exercise price of the warrants may be lowered under the price adjustment provisions in the event of a “dilutive issuance,” that is, if we issue common stock at any time prior to their maturity at a per share price below such conversion or exercise price, either directly or in connection with the issuance of securities that are convertible into, or exercisable for, shares of our common stock. A reduction in the exercise price may result in the issuance of a significant number of additional shares upon the exercise of the warrants.

        The warrants do not establish a “floor” that would limit reductions in such conversion price or exercise price. The downward adjustment of the exercise price of these warrants could result in further dilution in the value of the shares of our outstanding common stock and the voting power represented thereby.

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

        We received stockholder approval to increase the number of authorized shares of common stock to 100,000,000 shares. We may issue additional capital stock, convertible securities and/or warrants to raise capital in the future.  In addition, to attract and retain key personnel, we may issue additional securities, including stock options. All of the above could result in additional dilution of the value of our common stock and the voting power represented thereby. No prediction can be made as to the effect, if any, that future sales of shares of our common stock, or the availability of shares for future sale, will have on the market price of our common. Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our common stock and may make it more difficult for us to sell our equity securities in the future at a time and price which we deem appropriate. Public or private sales of substantial amounts of shares of our common stock by persons or entities that have exercised options and/or warrants could adversely affect the prevailing market price of the shares of our common stock.

The semiconductor industry is cyclical and may experience periodic downturns that may negatively affect customer demand for our products and result in losses such as those we have experienced in the past.

        Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have had a detrimental effect on the semiconductor industry’s demand for semiconductor capital equipment, including our etch and deposition systems manufactured by us. During periods of a prolonged industry slow-down, we would have to initiate a substantial cost containment program and complete a corporate-wide restructuring to preserve our cash. However, the need for continued investment in research and development, possible capital equipment requirements and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to the any downturn.

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

        Our stock is currently listed on The Nasdaq SmallCap Market. The Nasdaq Stock Market’s Marketplace Rules impose certain minimum financial requirements on us for the continued listing of our stock. One such requirement is the minimum bid price on our stock of $1.00 per share. Beginning in 2002, there have been periods of time during which we have been out of compliance with this $1.00 minimum bid requirements.

        On September 6, 2002, we received notification from Nasdaq that for the 30 days prior to the notice, the price of our common stock had closed below the minimum $1.00 per share bid price requirement, and were provided until December 5, 2002, to regain compliance. Our bid price did not close above the minimum during that period. On December 6, 2002, we received notification from Nasdaq that our securities would be delisted from The Nasdaq National Market, unless we either (i) applied to transfer our securities to The Nasdaq SmallCap Market, in which case we would be afforded additional time to come into compliance with the minimum $1.00 bid price requirement; or (ii) appealed the Nasdaq staff’s determination to the Nasdaq’s Listing Qualifications Panel (the “Panel”). On May 6, 2003, we transferred the listing of our common stock to The Nasdaq SmallCap Market. In connection with this transfer, and by additional notice, Nasdaq granted us an extension until December 31, 2003, to regain compliance with the Rule’s minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq SmallCap Market. On September 16, 2003, the bid price for our stock had closed at $1.00 or above for ten consecutive days. On September 17, 2003, we received a letter from Nasdaq confirming that we had regained compliance with the minimum bid price requirement and that the question of its continued listing on The SmallCap Market was now closed.

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

        We have designed our advanced etch and deposition products for customer applications in emerging new films, polysilicon and metal which we believe to be the leading edge of critical applications for the production of advanced semiconductor and other microelectronic devices. Revenues from the sale of our advanced etch and deposition systems accounted for 40%, 25% and 36% of total revenues in fiscal 2004, 2003 and 2002, respectively. Our advanced systems are currently being used primarily for research and development activities or low volume production. For our advanced systems to achieve full market adoption, our customers must utilize these systems for volume production. We cannot assure you that the market for devices incorporating emerging films, polysilicon or metal will develop as quickly or to the degree we expect.

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

Other factors that could affect our quarterly operating results include:
•	our timing of new systems and technology announcements and releases and ability to transition between product versions;
•	seasonal fluctuations in sales;
•	changes in the mix of our revenues represented by our various products and customers;
•	adverse changes in the level of economic activity in the United States or other major economies in which we do business;
•	foreign currency exchange rate fluctuations;
•	expenses related to, and the financial impact of, possible acquisitions of other businesses; and
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

        Our top five customers accounted for 54%, 34% and 45% of our revenue in fiscal 2004, 2003 and 2002, respectively. Three customers each accounted for more than 10% of revenue in fiscal 2004. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor manufacturing industry, may have a detrimental effect on our business, financial condition, results of operations and cash flows. Our ability to increase our sales in the future will depend, in part, upon our ability to obtain orders from new customers, as well as the financial condition and success of our existing customers and the general economy, which is largely beyond our ability to control.

We are exposed to additional risks associated with international sales and operations.

        International sales accounted for 67%, 66% and 67% of total revenue for fiscal 2004, 2003 and 2002, respectively. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. We cannot assure you that any of these factors will not have a detrimental effect on our operations, financial results and cash flows.

        We generally attempt to offset a portion of our U.S. dollar denominated balance sheet exposures subject to foreign exchange rate remeasurement by purchasing forward currency contracts for future delivery. We cannot assure you that our future results of operations and cash flows will not be adversely affected by foreign currency fluctuations. In addition, the laws of certain countries in which our products are sold may not provide our products and intellectual property rights with the same degree of protection as the laws of the United States.

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

        On November 11, 2003, we acquired substantially all of the assets of Simplus Systems Corporation, and on April 28, 2004, we acquired substantially all of the assets of First Derivative Systems, Inc. We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. We may encounter problems with the assimilation of Simplus or businesses, products or technologies acquired in the future including:

•	difficulties in assimilation of acquired personnel, operations, technologies or products;
•	unanticipated costs associated with acquisitions;
•	diversion of management's attention from other business concerns and potential disruption of our ongoing business;
•	adverse effects on our existing business relationships with our customers;
•	potential patent or trademark infringement from acquired technologies;
•	adverse effects on our current employees and the inability to retain employees of acquired companies;
•	use of substantial portions of our available cash as all or a portion of the purchase price;
•	dilution of our current stockholders due to the issuance of additional securities as consideration for acquisitions; and
•	inability to complete acquired research and development projects.

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

Our stock price is volatile and could result in a material decline in the value of your investment in us.

        We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, sales of our common stock into the marketplace, failure to meet or changes in analysts’ expectations, general conditions in the semiconductor industry or the worldwide economy, announcements of technological innovations or new products or enhancements by us or our competitors, developments in patents or other intellectual property rights, developments in our relationships with our customers and suppliers, natural disasters and outbreaks of hostilities could cause the price of our common stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. We cannot assure you that the market price of our common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

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

        During the two-year term of the Structured Secondary, we may not engage in certain equity or equity-linked financings without the prior written consent of Kingsbridge, which consent will not be unreasonably withheld, conditioned or delayed. However, we may engage in the following capital raising transactions without Kingsbridge’s consent: (1) establish stock option or award plans or agreements (for directors, employees, consultants and/or advisors) and amend such plans or agreements, including increasing the number of shares available thereunder, (2) use equity securities to finance the acquisition of other companies, equipment, technologies or lines of business, (3) issue shares of common stock and/or preferred stock in connection with our option or award plans, stock purchase plans, rights plans, warrants or options, (4) issue shares of common stock and/or preferred stock in connection with the acquisition of products, licenses, equipment or other assets and strategic partnerships or joint ventures (the primary purpose of which is not to raise equity capital), (5) issue shares of common and/or preferred stock to consultants and/or advisors as consideration for services rendered, (6) issue and sell shares in an underwritten public offering of common stock, and (7) issue shares of common stock to Kingsbridge under any other agreement entered into between our company and Kingsbridge.

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

        Certain events over which you have no control could result in the issuance of additional shares of our common stock, which would dilute your ownership percentage in our company. As of December 31, 2004, there were 51,192,161 shares of our common stock issued and outstanding and there were 3,410,332 shares of common stock reserved for issuance under our equity incentive and stock purchase plans. In addition, as of December 31, 2004, there were outstanding options, warrants and other rights to acquire up to approximately 12,412,560 (7,901,149 in equity compensation plans and 4,511,411 in warrants) shares of common stock. We may also issue additional shares of common stock or preferred stock:

•	to raise additional funds for working capital, commercialization, production and marketing activities;
•	upon the exercise or conversion of additional outstanding options and warrants; and
•	in lieu of cash payment of dividends.

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

Special Note Regarding Forward Looking Statements

        This Form 10-Q includes or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements, which are based on assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. These forward-looking statements are subject to risks, uncertainties and assumptions about us. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth under the caption “Risk Factors” and elsewhere in this prospectus and the documents incorporated by reference in this Form 10-Q. If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirely by the cautionary statements in this paragraph.

Item 6. Exhibits

      (a) Exhibits

4.1	Amendment to Rights Agreement dated January 18, 2005.
31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEGAL CORPORATION (Registrant)
/s/ THOMAS R. MIKA
Thomas R. Mika Chief Financial Officer
Dated: February 14, 2005

Exhibit 31

CERTIFICATIONS

I, Thomas R. Mika, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tegal Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the registrant and have:

    a)        designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c)        disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

    a)        all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 14, 2005	/s/ THOMAS R. MIKA
Thomas R. Mika Chief Financial Officer

I, Michael L. Parodi, certify that:

1.	I have reviewed this report on Form 10-Q of Tegal Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the registrant and have:

    a)        designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c)        disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

    a)        all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 14, 2005	/s/ MICHAEL L. PARODI
Michael L. Parodi Chief Executive Officer

Exhibit 32

Certification of Chief Executive Officer

        Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Tegal Corporation (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i)	the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended December 31, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2005	/s/ MICHAEL L. PARODI
Michael L. Parodi Chief Executive Officer

Certification of Chief Financial Officer

        Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Tegal Corporation (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i)	the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended December 31, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2005	/s/ THOMAS R. MIKA
Thomas R. Mika Chief Financial Officer