Form 10-K
period 2005-03-31
TEGAL CORP /DE/
filed 2005-06-29
CIK 931059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
For Annual and Transition Reports Pursuant to Sections 13 or #15D of the Securities and Exchange Act of 1934

         ——————————

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2005

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission file number: 0-26824

Tegal Corporation
 (Exact name of registrant as specified in its charter)

Delaware	68-0370244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 South McDowell Boulevard Petaluma, California (Address of principal executive offices)	94954 (Zip Code)

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

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the common stock on September 30, 2004 as reported on the Nasdaq Smallcap Market, was $59,593,820. As of June 24, 2005, 52,924,144 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for registrant’s 2005 Annual Meeting of Stockholders to be held September 15, 2005, will be filed with the Commission within 120 days after the close of the registrant’s fiscal year and are incorporated by reference in Part III.

TABLE OF CONTENTS

	PART I	Page
Item 1.	Business	3
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10

	PART III
Item 10.	Directors and Executive Officers of the Registrant	53
Item 11.	Executive Compensation	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management	53
Item 13.	Certain Relationships and Related Transactions	53
Item 14.	Principal Accountant Fees and Services	53

	PART IV
Item 15.	Exhibits, Financial Statement Schedules	54
	Signatures	58

PART I

Item 1. Business

        Information contained or incorporated by reference herein contains forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Financial Condition” and “Risk Factors” sections set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 13 below and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission reports and filings. We assume no obligation to update forward-looking statements.

        All dollar amounts are in thousands unless specified otherwise.

The Company

        Tegal Corporation, a Delaware corporation (“Tegal” or the “Company”), designs, manufactures, markets and services plasma etch and deposition systems that enable the production of integrated circuits (“ICs”), memory and related microelectronics devices used in personal computers, wireless voice and data telecommunications, contact-less transaction devices, radio frequency identification devices (“RFIDs”), smart cards, data storage and micro-level actuators. Etching and deposition constitute two of the principal IC and related device production process steps and each must be performed numerous times in the production of such devices.

        We were formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc. (“Motorola”). Our predecessor company was founded in 1972 and acquired by Motorola in 1978. We completed our initial public offering in October 1995.

        On August 30, 2002, we acquired all of the outstanding common stock of Sputtered Films, Incorporated (“SFI”), a privately held California corporation. SFI is a leader in the design, manufacture and service of high performance physical vapor deposition sputtering systems for the semiconductor and semiconductor packaging industry. SFI was founded in 1967 with the development of its core technology, the S-Gun.

        On November 11, 2003, we acquired substantially all of the assets and certain liabilities of Simplus Systems Corporation, (“Simplus”), a development stage company. Simplus had developed a deposition cluster tool and certain patented processes for barrier, copper seed and high-K dielectric applications. Simplus had coined the term “nano-layer deposition” or “NLD” to describe its unique approach to molecular organic chemical vapor deposition (“MOCVD”). We are continuing to develop these NLD processes and related tools, and are in the process of marketing them to a limited number of key customers and joint development partners.

        On May 28, 2004, we purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”). FDSI, a privately held development stage company, was founded in 1999 as a spin-off of SFI. FDSI had developed a high-throughput, low cost-of-ownership physical vapor deposition (“PVD”) system with highly differentiated technology for leading edge memory and logic device production on 200 and 300 millimeter wafers.

Semiconductor Industry Background

        Over the past twenty years, the semiconductor industry has experienced significant growth. This growth has resulted from the increasing demand for ICs from traditional IC markets, such as personal computers, telecommunications, consumer electronics, automotive electronics and office equipment, as well as developing markets, such as wireless communications, multimedia and portable and network computing. As a result of this increased demand, semiconductor device manufacturers have periodically expended significant amounts of capital to build new semiconductor fabrication facilities (“fabs”) and to expand existing fabs. More recently, growth has slowed, and there are signs that the industry is beginning to mature. While unit demand for semiconductor devices continue to rise, the average selling prices of chips continue to decline. There is growing pressure on semiconductor device manufacturers to reduce manufacturing costs while increasing the value of their products. The semiconductor industry has also been historically cyclical, with periods of rapid expansion followed by periods of over-capacity.

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

Business Strategy

        Our business objective is to utilize the unique technologies that we have developed internally or acquired externally in order to increase our market share in process equipment for both semiconductor manufacturing and nanotechnology device fabrication. The following are key elements of our strategy:

        Maintain our Technology Leadership Position in New Materials Etch – We have become a leading provider of etch process solutions for a set of new materials central to the production of an array of advanced semiconductor and nanotechnology devices in emerging markets. Incorporation of these new materials is essential to achieving the higher device densities, lower power consumption and novel functions exhibited by the newest generation of cell phones, computer memories, fiber optic switches and remote sensors. Currently, we are the leading supplier of etch solutions to makers of advanced “non-volatile” ferro-electric (“FeRAM”), magnetic (“MRAM”) devices, and virtually all other types of non-volatile memories. FeRAM is just now entering commercial production with chips for the newest generation of cell phones, PDA’s, smart cards and RFIDs, used for applications such as railway passes and ink jet cartridge tracking. Our new materials expertise also includes the etching of so-called “compound-semi” materials, such as GaAs, GaN and InP, widely used in telecom device production. In addition, we are known for our capability to etch certain noble metals, such as gold and platinum, as well as certain proprietary compound metals. This capability is increasingly important in advanced memory development and in the production of Micro-Electrical Mechanical Systems (“MEMS”), a type of commercially produced nanotechnology device, especially useful to the automotive industry.

        Strengthen our Position in Deposition Process Equipment for Advanced Packaging Applications — Since 2002, we have completed two acquisitions of deposition products incorporating the same unique “sputter-up” technology. This technology is directed principally at so-called “back-end” semiconductor manufacturing processes, including backside metallization and underbump metal processes, for both 200mm and 300mm wafer sizes. These processes are important to advanced, wafer-level packaging schemes, which are increasingly being used for high-pin-count logic and memory devices.

        Introduce a New Product into Established Equipment Market — The continued development of our recently acquired nano-layer deposition technology represents our belief that we have a compelling solution to a critical process need in present-day and future semiconductor device fabrication. The market for depositing films via conventional chemical vapor deposition (“CVD”) process equipment represents approximately $3.8 billion annually in equipment sales (VLSI, 2004). As device geometries continue to shrink, conventional CVD process equipment is increasingly incapable of depositing thin conformal films in high-aspect ratio trenches and vias. Atomic Level Deposition (“ALD”) is one technology for satisfying this deposition requirement. However, ALD has several shortcomings, including low throughput and limitations on film type and quality, which we believe our NLD technology overcomes.

        Maintain our Service Leadership Position — Tegal has been consistently recognized by our customers for providing a high level of customer support, a fact that has been noted by our top rankings for several consecutive years in the annual survey conducted by VLSI Research, Inc. We expect to maintain and build on this reputation as we seek new customers in both emerging and established markets.

Products

Etch Technologies

        Tegal’s historical strength has been in plasma etch technologies. We currently offer products that address widely divergent needs of semiconductor and nanotechnology device manufacturers.

        As ICs become increasingly complex, certain etch steps required to manufacture a state of the art IC demand leading edge etch technology, where the ability to perform the etch is more important than the cost of the tool. In other applications, low cost-of-ownership and high performance in routine process steps are essential.

        Today, the semiconductor industry is faced with the need to develop and adopt an unprecedented number of new materials as conventional films are running out of the physical properties needed to support continuing shrinks in die size and to provide improved performance. Certain of these new materials present unique etch production problems. For example, the use of certain films, such as platinum, iridium and Lead Zirconium Titanate (“PZT”), currently being used in the development of non-volatile FeRAM devices, is presenting new challenges to semiconductor manufacturers. MRAM devices incorporate unique magnetic materials in the device structures, as do certain proposed resistive random access memory “RRAM” devices. While these new films contribute to improved device performance and reduced die size, their unique properties make them particularly difficult to etch and, therefore, require more advanced etch process technologies.

6500 Series Etch Products

        We offer several models of our 6500 series etch products configured to address film types and applications desired by our customers. We introduced the 6500 series tool in 1994 and since that time have extended the product line to address new applications including:

•	new-high K dielectrics and associated materials used in capacitors at sub-0.5 micron for FeRAMs, high-density DRAM and MRAM devices;
•	shallow trench isolation used to isolate transistors driven by increased packing densities used in memory devices employing design rules at or below 0.25 micron;
•	sub-0.5 micron multi-layer metal films composed of aluminum/copper/silicon/titanium alloys;
•	sub-0.5 micron polysilicon;
•	compound semiconductor III-V materials; and
•	leading edge thin film head materials.

        All 6500 Series Plasma Etch systems feature either Tegal’s patented dual-frequency HRe–™ CCP or Spectra™ ICP process module technology. The production tested cluster platform design incorporated on all 6500 systems accommodates either one or two etch process modules for processing of 100mm to 200mm wafers. Each module can be configured to run independent processes-optimizing flexibility, minimizing downtime and maximizing wafer throughput. The 6500 system comes standard with one vacuum cassette elevator for wafer input/output. Optionally, a second vacuum cassette elevator or patented Rinse-Strip-Rinse™ corrosion passivation station may be added within the standard frame. Each system incorporates full cluster tool technology with the latest innovations in contamination control and factory automation. Tegal’s 6500 Series systems have demonstrated their effectiveness in addressing the challenges of etching new materials in a production environment now and in the future.

900 Series Etch Products

        We introduced our 900 series family of etch systems in 1984 as the advanced etch tool of that era. Over the years, we have enhanced the 900 series family as systems capable of performing certain routine etch steps required in the production of silicon-based IC devices and, more recently, as etch tools for advanced specialty devices such as gallium arsenide for high-speed telecommunications devices. In 1994, we introduced an eight-inch wafer capable 900 series system (capable of etching five-inch to eight-inch wafers). The 900 series etch systems are aimed at pad, zero layer, non-selective nitride, backside, planarization and small flat panel display applications, thin film etch applications used in the manufacture of read-write heads for the disk drive industry and gallium arsenide and other III-V materials used in high-speed digital wireless telecommunications applications.

        The 900ACS™ was introduced in July 2000. This system has enhanced the functionality of the 900 series with added features such as user-friendly GUI (graphical user interface) touch screens, better process control and an improved transport system that increase efficiency, while preserving the durability for which the tool is known.

Deposition Technologies

        Certain deposition technologies or processes are better suited than others for depositing different types of materials (films). PVD is used for both metallic thin film deposition and, in reactive PVD processes, for dielectric thin film deposition. An important application for PVD is the deposition of thin films where residual film stress must be closely controlled in order to create specific desired electrical results, as in precision thin film resistor fabrication, or to avoid physically deforming the substrate, as in the fabrication of power MOS devices on ultra-thin silicon wafers. We believe that enabling tight control of stress and other process parameters, along with minimizing overall contamination levels during PVD thin film deposition processes, will be increasingly recognized by IC manufacturers as key features that differentiate PVD tool products and PVD tool makers. We also believe these capabilities will be important to device makers in the related industries of compound semiconductor device fabrication, LED fabrication, optical communication device manufacturing, in MEMS fabrication, and in the field of wafer-level packaging processes for microelectronic devices.

        Both our 200mm and 300mm PVD technologies address the following applications:

•	chip packaging technologies requiring stress control in multi-layer under bump metallization (UBM);
•	IC front side interconnect metallization;
•	Ohmic contact formation and metallization of thinned wafers for high power transistors;
•	deposition of thin film resistors with fine tuning of thermal capacitance of resistance (TCR);
•	barrier and seed layer deposition in deep vias;
•	encapsulating films for light emitting diodes (LED);
•	dielectric layers for sound acoustic wave (SAW) and film bulk acoustic resonators (FBARs);
•	dielectric layers for integrated gate bipolar transistors (IGBT); and
•	automobile electronics requiring high adhesion properties of the backside metal film stacks.

Endeavor PVD™ Products

        We offer several models of our Endeavor PVD products configured to address film types and applications desired by the customer. We introduced the Endeavor series tool in 1992 and since that time have expanded the product line to address new applications. The Endeavor PVD cluster tool features Tegal’s patented S-Gun™ magnetron sputtering source. The platform is designed to accept up to five process modules including a wide array of both dielectric and metal sputtering configurations in addition to plasma pre-clean modules. The transport system can accommodate 50mm to 200mm wafers, or 6” square reticles, in a unique “sputter-up” orientation that is extremely gentle and reliable. The unique handling system is especially advantageous for backside metallization on delicate ultra-thin silicon wafers, as it handles them without flipping or applying any mechanical pressure. Each system incorporates state-of-the-art cluster tool technology with the latest innovations in contamination control and factory automation.

OnCore™ PVD

        We are currently developing the OnCore™ cluster tool for advanced 300mm PVD applications in wafer-level packaging and other back-end processes. The OnCore platform represents Tegal’s first product offering for 300mm semiconductor manufacturing. The OnCore PVD cluster tool is built on a mono-block vacuum chamber that allows up to 5 process modules, a pre-heat station, a cooling station, and two load locks, in a compact 2.5m x 2.5m footprint with significantly fewer vacuum seals than traditional cluster tool architecture. The result is a very cost-effective 300mm production platform both in terms of system price and cleanroom footprint. Process modules featured on the OnCore include Tegal’s newly patented Flat Magnetron and Hollow Cathode Array (HCA) source technologies.

Compact™ NLD

        We are currently developing the Compact™ 360 NLD cluster tool as a new 200mm/300mm-capable bridge tool that will serve as the introductory platform for Tegal’s patented Nano-Layer Deposition process. NLD is a unique cyclic MOCVD process for highly conformal coatings that incorporates plasma film treatment with each deposition cycle. This offers the benefits of atomic layer deposition with the potential for a much higher deposition rate. NLD also offers the benefit of utilizing common MOCVD precursor materials that are readily available for a wide variety of metal, metal oxide and metal nitride films. The Tegal Compact platform can accommodate all wafer sizes from 100mm to 300mm in one, two or three process module configurations, with a wide variety of front-end loadlock options including FOUP and EFEM.

Customers

        We sell our systems to semiconductor and related electronic device component manufacturers throughout the world. Major customers over the last three fiscal years have included the following:

AMI AMS Fuji Film Fujitsu Hewlett Packard Intel International Rectifier Kodenshi	Matsushita Motorola NEC Nortel Osram RF Micro Devices Ryosan Setech Inc	Shanghai Belling Sony STMicroelectronics Toshiba United Microelectroics University Francois Rabelais Western Digital Winbond

System Sales

        Of these 24 customers, six ordered one or more systems in fiscal 2005. The composition of our top five customers has changed from year to year, but net system sales to our top five customers in each of fiscal 2005, 2004, and 2003 accounted for 80.0%, 84.8% and 88.2%, respectively, of our total net system sales. Fujitsu, Western Digital, and RF Micro Devices accounted for 38.2%, 12.8% and 10.1% respectively, of our net system sales in 2005. Intel, Fuji Film, and Matsushita accounted for 31.4%, 22.9% and 12.6% respectively, of our net system sales in 2004. International Rectifier, University Francois, STMicroelectronics and OKI represented 32.2%, 22.7%, 12.5% and 12.0%, respectively, of our net system sales in 2003. Other than the above customers, no single customer represented more than 10% of our net system sales in fiscal 2005, 2004, and 2003. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, may have a material adverse effect on us.

Backlog

        We schedule production of our systems based upon order backlog and customer commitments. We include in our backlog only orders for which written purchase orders have been accepted and shipment dates within the next 12 months have been assigned. As of May 31, 2005 and 2004, our order backlog was approximately $3,620 and $3,275, respectively. Booked system orders are subject to cancellation by the customer, but with substantial penalties except in the case of orders for evaluation systems or for systems that have not yet incurred production costs. Orders may be subject to rescheduling with limited or no penalty. Some orders are received for systems to be shipped in the same quarter as the order is received. As a result, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Marketing, Sales and Service

        We sell our systems worldwide through a network of eight direct sales personnel and eight independent sales representatives in sales offices located throughout the world. In the United States, we market our systems through direct sales personnel located in two regional sales offices and at our Petaluma, California headquarters. In addition, we provide field service and applications engineers through our regional locations and our Petaluma headquarters in order to ensure dedicated technical and field process support throughout the United States on short notice.

        We maintain sales, service and process support capabilities in Japan, Taiwan, Germany, and Italy and service/support operations in Austria and China. In addition to our international direct sales and support organizations, we also market our systems through independent sales representatives in Israel, India, Turkey, China, South Korea and Singapore and selected markets in Japan.

        International sales, which consist of export sales from the United States either directly to the end user or to one of our foreign subsidiaries, accounted for approximately 70%, 67% and 66% of total revenue for fiscal 2005, 2004, and 2003, respectively. Revenues by region for each of the last three fiscal years were as follows:

	Years Ended March 31, —————————————————
	2005 ————	2004 ————	2003 ————
United States	$4,445	$5,538	$4,864
Asia, excluding Japan	1,372	1,241	1,537
Japan	6,312	6,485	2,934
Germany	397	170	353
Italy	498	1,480	1,851
Europe, excluding Germany and Italy	1,864	1,614	2,561

Total sales	$14,888	$16,528	$14,100

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

        Our research and development encompasses the following areas: plasma etch, physical vapor deposition and chemical vapor deposition (especially NLD) technologies, process characterization and development, material sciences applicable to etch and deposition environments, systems design and architecture, electro-mechanical design and software engineering. Management emphasizes advanced plasma and reactor chamber modeling capabilities in order to accelerate bringing advanced chamber designs to market. We employ multi-discipline teams to facilitate short engineering cycle times and rapid product development.

        As of March 31, 2005, we had 24 full-time employees dedicated to equipment design engineering, process support and research and development. Research and development expenses for fiscal 2005, 2004, and 2003 were $5,772, $3,305 and $4,815, respectively, and represented 39.0%, 20.0% and 34.2% of total revenue, respectively. Such expenditures were primarily used for the development of new processes, continued enhancement and customization of existing systems, processing customer samples in our demonstration labs and providing process engineering support at customer sites. Additionally, we had in-process research and development expense of $1,653 which represented 11.0% of revenue for fiscal 2005 that was related to the acquisition of FDSI, and $2,202 which represented 13.3% of revenue for fiscal 2004 that was related to the acquisition of Simplus.

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

Competition

        The semiconductor capital equipment industry is highly competitive. We believe that the principal competitive factor in the critical segments of the equipment industry is technical performance of the system, followed closely by the existence of customer relationships, the system price, the ability to provide service and technical support on a global basis and other related cost factors. We believe that the principal competitive factor in the non-critical segments of the equipment industry is system price, followed closely by the technical performance of the system, the existence of established customer relationships, the ability to provide service and technical support on a global basis and other related cost factors.

Intellectual Property

        We hold an exclusive license or ownership of 82 U.S. patents, including both deposition and etch products, and 32 corresponding foreign patents covering various aspects of our systems. We have also applied for 43 additional U.S. patents and 73 additional foreign patents. Of these patents, a few expire as early as 2006, others expire as late as 2022 with the average expiration occurring in approximately 2015. We believe that the duration of such patents generally exceeds the life cycles of the technologies disclosed and claimed therein. We believe that although the patents we have exclusively licensed or hold directly will be of value, they will not determine our success, which depends principally upon our engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our systems, processes and manufacturing techniques. We have signed a non-exclusive field of use license to two of our patents, relating to our strategic application sets. In addition, other companies and inventors may receive patents that contain claims applicable to our systems and processes. The sale of our systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. We also rely on trade secrets and other proprietary technology that we seek to protect, in part, through confidentiality agreements with employees, vendors, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by others.

        The original version of the system software for our 6500 series systems was jointly developed by us and Realtime Performance, Inc., a third-party software vendor. We hold a perpetual, non-exclusive, non-royalty-bearing license to use and enhance this software. The enhanced version of the software currently used on our 6500 series systems has undergone multiple releases of the original software, and such enhancements were developed exclusively by us. Neither the software vendor nor any other party has any right to use our current release of the system software. However, we cannot make any assurances that this software will not be illegally copied or reverse-engineered by either customers or third parties.

Employees

        As of March 31, 2005, we had a total of 86 regular employees, one part-time contract personnel and two full-time contract personnel. Of our regular employees, six are in engineering, 18 are in research and development, 16 are in manufacturing and operations, 27 are in marketing, sales and customer service and support and 19 are in executive and administrative positions. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract, retain and develop such employees. Skilled employees, especially employees with extensive technological backgrounds, remain in demand. There can be no assurance we will be able to attract or retain the skilled employees that may be necessary to continue our research and development, manufacturing or marketing programs. The loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on us.

        None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Item 2. Properties

        We maintain our headquarters, encompassing our executive office, manufacturing, engineering and research and development operations, in one leased 57,418 square foot facility in Petaluma, California. The lease, which was signed on April 30, 2004, expires on December 31, 2009. Other than certain large pieces of capital equipment leased by us, we own substantially all of the machinery and equipment used in our facilities. We believe that our existing facilities are adequate to meet our requirements for several years.

        We lease an 18,000 square foot facility in Santa Barbara, California for manufacturing and support of Sputtered Films tools. We currently occupy about 10,700 square feet, and sublet the remaining portion for part of the year. The lease expires in September 2005 with an option to extend for three additional years.

        We lease sales, service and process support space in Dresden, Germany, Munich, Germany, Kawasaki, Japan, Catania, Italy, Hsin Chu City, Taiwan and Shanghai, China.

Item 3. Legal Proceedings

Sputtered Films, Inc. v. Advanced Modular Sputtering, et al., filed in Santa Barbara County Superior Court.

        On December 22, 2003, Sputtered Films, Inc. (“SFI”), a wholly owned subsidiary of the Company, filed an action against two former employees, Sergey Mishin and Rose Stuart-Curran, and a company they formed after leaving their employment with SFI named Advanced Modular Sputtering, Inc. (“AMS”). Sergey Mishin and Rose Stuart-Curran had each signed confidentiality and non-disclosure agreements regarding information obtained while employed by SFI. The action contains causes of action for specific performance, breach of contract, breach of the covenant of good faith and fair dealing, misappropriation of trade secrets, unfair competition, unfair business practices, interference with prospective economic advantage, conversion, unjust enrichment, and declaratory relief. These claims arise out of information SFI received evidencing that AMS possessed and used SFI’s confidential, proprietary and trade secret drawings, specifications and technology to manufacture the sputtering tool marketed by AMS.

        The parties stipulated to a protective order in order to commence the discovery phase, and SFI has responded to the discovery propounded by AMS. To date, however, SFI has been prevented from commencing discovery against AMS or other third party witnesses (in particular, Agilent Technologies, Inc.) due to the trial court’s ruling that SFI has not yet described its trade secrets in sufficient detail pursuant to Code of Civil Procedure § 2019(d). In February 2005, the trial court ruled that SFI could proceed with discovery related to all causes of action, other than the trade secret cause of action. AMS petitioned the Court of Appeal for a writ reversing the trial court’s order, which petition was denied. On June 8, 2005, the Supreme Court granted review of AMS’s petition, and ordered the Court of Appeals to conduct the review. In light of the pending Court of Appeals review, the trial court vacated the previously set trial date and ordered a stay on all discovery by all parties.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Since May 6, 2003, our common stock has traded on the NASDAQ SmallCap Market under the symbol TGAL. Prior to this date, our common stock traded on the NASDAQ National Market since October 19, 1995. The following table sets forth the range of high and low sales prices for our common stock for each quarter during the prior two fiscal years.

	High	Low
FISCAL YEAR 2004
First Quarter	$0.83	$0.300
Second Quarter	1.64	0.500
Third Quarter	3.15	0.960
Fourth Quarter	4.05	1.790
FISCAL YEAR 2005
First Quarter	$2.73	$1.300
Second Quarter	1.91	0.900
Third Quarter	1.83	1.080
Fourth Quarter	1.59	0.900

        The approximate number holders of record of our common stock as of March 31, 2005 was 466. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation Plans approved by security holders
Equity Incentive Plan	1,195,700	$4.41	—
1990 Stock Option Plan	156,626	5.78	—
1998 Equity Participation Plan	5,658,919	1.38	3,666,096
Directors Stock Option Plan	640,000	1.73	925,000

Total	7,651,245	$1.97	4,591,096

Warrants Outstanding

	Year Ended March 31, ————————————————————
	2005 ———————	2004 ———————	2003 ———————
Number of securities to be issued upon exercise of outstanding warrants	4,312,960	5,006,551	1,693,552
Weighted-average exercise price of outstanding warrants	$1.62	$1.39	$2.77

Since April 1, 2004, we have issued and sold the following unregistered securities:

         Common Stock

        On February 11, 2004, we signed a $25 million equity facility with Kingsbridge Capital Limited (“Kingsbridge”). The arrangement allowed us to sell shares of our common stock to Kingsbridge at our sole discretion over a 24-month period on a “when and if needed” basis. Kingsbridge was required under the terms of the arrangement to purchase our stock following the effectiveness of a registration statement. The price of the common shares issued under the agreement was based on a discount to the volume-weighted average market price during a specified drawdown period. The number of shares issued to Kingsbridge under this agreement was 8,506,331. All of the shares were issued during fiscal year 2005.

Item 6. Selected Financial Data

	Year Ended March 31, ——————————————————————
	2005 ————	2004 ————	2003 ————	2002 ————	2001 ————
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$14,888	$16,528	$14,100	$21,606	$38,205
Gross profit (loss)	3,267	4,647	(66)	6,676	13,915
Operating loss	(13,522)	(7,180)	(12,617)	(8,235)	(7,226)
Income (loss) before cumulative effect of change in
accounting principle (2)	(15,363)	(12,602)	(12,625)	(8,730)	1,096
Net income (loss)	(15,363)	(12,602)	(12,625)	(8,730)	699
Net income (loss) per share: (1)
Basic	(0.33)	(0.56)	(0.82)	(0.67)	0.06
Diluted	(0.33)	(0.56)	(0.82)	(0.67)	0.05
Shares used in per share computation:
Basic	46,879	22,442	15,311	13,030	12,499
Diluted	46,879	22,442	15,311	13,030	12,838

	March 31, —————————————————
	2005 ———	2004 ———	2003 ———	2002 ———	2001 ———
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,093	$7,049	$912	$8,100	$12,649
Working capital	8,056	8,823	5,041	20,816	26,551
Total assets	20,092	22,658	17,209	29,227	42,252
Debt obligations (excluding capital leases and 2% converti
debentures)	159	2,450	426	922	3,884
Stockholders' equity	13,300	14,955	11,123	22,286	28,609

(1)	See Note 3 of our Consolidated Financial Statements for an explanation of the computation of earnings per share.
(2)	During the fourth quarter of fiscal 2001, we implemented SAB 101, retroactive to the beginning of the fiscal year. This was reported as a cumulative effect of a change in accounting principle as of April 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $397 (net of income taxes of $25), which was included in income for the year ended March 31, 2001. For fiscal 2001, we recognized $478 in revenue that was included in the cumulative effect of the change in accounting principle.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

        Tegal Corporation, a Delaware corporation (“Tegal”), designs, manufactures, markets and services plasma etch and deposition systems that enable the production of integrated circuits (“ICs”), memory and related microelectronics devices used in personal computers, wireless voice and data telecommunications, contact-less transaction devices, radio frequency identification devices (“RFIDs”), smart cards, data storage and micro-level actuators. Etching and deposition constitute two of the principal IC and related device production process steps and each must be performed numerous times in the production of such devices.

        Our business objective is to utilize the unique technologies that we have developed internally or acquired externally in order to increase our market share in process equipment for both semiconductor manufacturing and nanotechnology device fabrication. In the recent past, we have attempted to “leap frog” more established competitors by being “designed-in” to the advanced device fabrication plans of our customers. We have done so primarily by engaging in R&D activities on behalf of our customers that our more established competitors were unwilling or unable to perform. Many of these advanced devices promise substantial returns as consumer demand for certain functions grows and new markets are created. However, the timing of the emergence of such demand, such as broadband wireless communications and RFID tags is highly uncertain. In addition, the successful integration by our customers of all of the various technical processes required to manufacture a device at an acceptable cost is also highly uncertain. As a result of our inability to accurately predict the timing of the emergence of these markets, our sales have declined over the past few years, while our costs for maintaining our R&D efforts, service and manufacturing infrastructure have remained constant or in some cases increased.

        At the present time, we are transitioning the Company from a dependence on these highly unpredictable markets to more established equipment markets, where our success is dependent more on our ability to apply successfully our engineering capabilities to solving existing manufacturing problems. We are carefully managing this transition by limiting our R&D efforts to the most promising near-term sales opportunities, while at the same time redirecting all our available resources toward new products aimed at established equipment markets. Because of our relatively small size, our ability to meet the needs of individual customers is far more important to our success than either macro economic factors or industry-wide factors such as cyclicality, although both of these areas have some effect on our performance as well. As a result, our methods of evaluating our progress are highly customer focused.

        With its current products, we believe that the Company has sufficient opportunities in both emerging and existing markets to allow it to resume a sales growth pattern in the coming year. Equally important is the reduction of operating costs. In the coming year, we expect to achieve savings in operating costs by focusing on the most promising opportunities while limiting our exposure to others, consolidating some of our operating facilities, outsourcing of non-critical activities, and reducing our utilization of outside consultants and advisors.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, sales returns allowance, inventory, intangible and long lived assets, warranty obligations, restructure expenses, deferred taxes and freight charged to customers. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies are the most significant to the presentation of our consolidated financial statements:

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

        For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The revenue on these transactions is deferred and recorded as deferred revenue. As of March 31, 2005, deferred revenue as related to systems was $80. We reserve for warranty costs at the time the related revenue is recognized.

        Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service revenue is included in deferred revenue. As of March 31, 2005, $42 of deferred revenue was related to service contracts.

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

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

        We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We consider the aging of individual customer accounts and determine, according to corporate policy, which accounts should be included in the reserve for doubtful accounts. If the financial condition of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required.

        Our return policy is for spare parts and components only. A right of return does not exist for systems. Customers are allowed to return spare parts if they are defective upon receipt. The potential returns are offset against gross revenue on a monthly basis. Management reviews outstanding requests for returns on a quarterly basis to determine that the reserves are adequate

Inventories

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

Impairment of Long-Lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These indicators may include, but are not limited to, significant decreases in the market value of an asset and significant changes in the extent or manner in which an asset is used. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. No impairment charge has been recorded for the years-ended 2005, 2004 and 2003, respectively.

Warranty Obligations

        We provide for the estimated cost of our product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. The warranty reserve is based on historical cost data related to warranty. Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability may be required.

Accounting for Restructure Expenses

        During the fiscal year ended March 31, 2005, the Company recorded a severance charge of approximately $129 related to staff reductions of 19 employees, of which approximately $19 was classified as cost of sales, $18 as research and development and $92 as sales, marketing and general and administrative expenses. The Company had an outstanding severance liability of approximately $63 as of March 31, 2005.

        There were no severance charges and no outstanding liability during fiscal year ended March 31, 2004.

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

Deferred Taxes

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future taxable income, we have fully reserved our deferred tax assets as of March 31, 2005 and 2004. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Accounting for Freight Charged to Customers

        Spares and systems are typically shipped “freight collect,” therefore no shipping revenue or cost is associated with the sale. When freight is charged, it is booked to revenue and offset for the cost of that freight in the cost of revenue accounts pursuant to FASB’s Emerging Issues Task Force (“EITF”) 00-10.

Results of Operations

        The following table sets forth certain financial data for the years indicated as a percentage of revenue:

	Year ended March 31, ————————————————
	2005 ————		2004 ————		2003 ————
Revenue	100.0%		100.0%		100.0%
Cost of revenue	78.1		71.9		100.5

Gross profit (loss)	21.9		28.1		(0.5)

Operating expenses:
Research and development expenses	38.8		20.0		34.2
Sales and marketing expenses	19.5		14.2		20.7
General and administrative expenses	43.3		24.0		34.1
In-process research and development	11.1		13.3		—

Total operating expenses	112.7		71.5		89.0

Operating loss	(90.8)		(43.4)		(89.5)
Other expense, net	(12.4)		(32.8)		—

Net loss	(103	.2)%	(76	.2)%	(89	.5)%

Years Ended March 31, 2005, 2004 and 2003

Revenue

        Our revenue is derived from sales of new and refurbished systems, spare parts and non-warranty service. Revenue decreased 10% in fiscal 2005 from fiscal 2004 (to $14,888 from $16,528). The revenue decrease was principally due to the higher volume of non-critical etch systems and used systems as compared to the systems sold in the previous year. Revenue increased 17% in fiscal 2004 from fiscal 2003 (to $16,528 from $14,100). The revenue increase in fiscal 2004 as compared to fiscal 2003 was principally attributable to the mix of higher priced systems and two large upgrades on critical etch tools. Spares and service sales were flat year to year.

        International sales accounted for approximately 70%, 67% and 66% of total revenue in fiscal 2005, 2004 and 2003, respectively. We expect that international sales will continue to account for a significant portion of our revenue.

Gross Profit (Loss)

        Our gross profit (loss) as a percentage of revenue (gross margin) decreased to 21.9% in fiscal 2005 compared to 28.1% in fiscal 2004. The gross margin decrease in fiscal 2005 as compared to fiscal 2004 was principally due to decreased revenues of $1,640, higher operations and service department expenses of $1,249 as compared to fiscal 2004. The result was higher expenses being allocated over a lower revenue base. Our gross profit (loss) as a percentage of revenue (gross margin) increased to 28.1% in fiscal 2004 compared to (0.5)% in fiscal 2003. The gross margin increase in fiscal 2004 was principally due to increased revenues of $2,428, lower operations and service department expenses of $860 and reduced inventory reserve expense of $955 as compared to fiscal 2003. The result was lower expenses being allocated over a higher revenue base.

        Our gross profit as a percentage of revenue has been, and will continue to be, affected by a variety of factors, including the mix and average selling prices of systems sold and the costs to manufacture, service and support new product introductions and enhancements. Gross margins for our 6500 series systems are typically lower than those of our more mature 900 series systems due to the inefficiencies and lower vendor discounts associated with lower order volumes and increased service, installation and warranty support. However, gross profit improvement is one of our highest priorities. We believe that the results of our expense reduction efforts will begin to exhibit themselves in gross profit improvements, especially as our sales volume increases.

Research and Development

        Research and development expenses consist primarily of salaries, prototype material and other costs associated with our research and development efforts. In absolute dollars, research and development expenses increased to $5,772 in fiscal 2005 from $3,305 in fiscal 2004. The increase in research and development spending resulted primarily from new product development efforts related to the Company’s recent acquisitions.

        In absolute dollars, research and development expenses decreased to $3,305 in fiscal 2004 from $4,815 in fiscal 2003. The absolute dollar decrease in fiscal 2004 expenses from fiscal year 2003 was due primarily to cuts in expenses within non-essential programs.

Sales and Marketing

        Sales and marketing expenses primarily consist of salaries, commissions, trade show promotion and advertising expenses. In absolute dollars, sales and marketing expenses increased $558 to $2,905 in fiscal 2005 from $2,347 in fiscal 2004. As a percentage of revenue, sales and marketing expenses increased to 19.5% in fiscal 2005 from 14.2% in fiscal 2004. The absolute dollar increase in fiscal 2005 from fiscal 2004 was primarily due to increased sales personnel. In absolute dollars, sales and marketing expenses decreased to $2,347 in fiscal 2004 from $2,922 in fiscal 2003. As a percentage of revenue, sales and marketing expenses decreased to 14.2% in fiscal 2004 from 20.7% in fiscal 2003. The absolute dollar decrease in fiscal 2004 from fiscal 2003 was primarily due to our cuts in expenses, such as a reduced presence at regional trade shows and conferences and lower advertising expenses. Additionally, we have converted from direct sales to manufacturer’s representatives in some foreign markets where business is very light. Nevertheless, we believe that we have sufficient coverage in our foreign markets to ensure that we are under consideration by customers who are in a position to commit funds to capital equipment purchases.

General and Administrative

        General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relation’s activities. General and administrative expenses in absolute dollars increased $2,486 to $6,459 in fiscal 2005 from $3,973 in fiscal 2004. The increase in spending during fiscal year 2005 was primarily due to legal fees associated with the filing of patent applications and litigation expenses in connection with a trade secret dispute with a competitor. Additionally, payments in both cash and warrants were paid to consultants for management consulting and related services. There have also been incremental increases in costs related to the integration of the two businesses we acquired. These costs result from additional facility costs such as rent, utilities, supplies, insurance, and costs associated with additional employees. We continue to seek improvements in productivity in all general and administrative expense areas through reduction and cross training of personnel, tighter management of outside service providers and the lowering of costs associated with being a public company.

In-Process Research & Development

        The fair value underlying the $1,653 assigned to acquired in-process research and development (“IPR&D”) in the FDSI acquisition was charged to the Company’s results of operations during the quarter ended June 30, 2004, and was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. Projects in the IPR&D category are primarily certain design change improvements, software integration and hardware modifications, which are estimated to cost approximately $1 – $2 million, are approximately 50% complete, and will be completed by December 31, 2005.

        The IPR&D value of $1,653 was determined by an income approach where fair value is the present value of projected free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a seven-year period were discounted at a rate of 35% in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management’s estimates of revenue, expenses and asset requirements. Any delays or failures in the completion of these projects could impact expected return on investment and future results of operations. In addition, the Company’s operating results would be adversely affected if the value of other intangible assets acquired became impaired.

        All of these projects have completion risks related to functionality, architecture, performance, process technology, continued availability of key technical personnel, product reliability and software integration. To the extent that estimated completion dates are not met, the risk of competitors’ product introductions is greater and revenue opportunity may be permanently lost.

        In-process Research & Development in fiscal 2004 consisted of those products obtained through acquisition that are not yet proven to be technologically feasible but have been developed to a point where there is value associated with them in relation to potential future revenue. Because technological feasibility was not yet proven and no alternative future uses are believed to exist for the in-process technologies, the assigned value of $2,202 was expensed immediately upon the date of the acquisition.

        The fair value underlying the $2,202 assigned to IPR&D in the Simplus acquisition was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. Projects in the IPR&D category are certain design change improvements on the existing 150 mm and 200 mm systems and the development of a 300 mm system. The design change improvements on the existing systems is estimated to cost approximately $500 to $1 million is expected to be completed by September 30, 2005. The development of a 300 mm system is estimated to be approximately 10% complete, and to cost between $2 million and $4 million over the next two to four years, as market demand materializes.

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

Other Expense, Net

        Other expense, net consists principally of, interest income, interest expense and gains and losses on foreign exchange. We recorded net non-operating expense of $1,841 in fiscal 2005 and $5,422 in fiscal 2004. In fiscal 2005, interest expense decreased due to the accretion of the debt discount and the amortization of the debt issuance costs related to the debenture financing of $2,019 in fiscal 2005 as compared to $5,480 in fiscal 2004.

Income Taxes

        Our effective tax rate was 0% in all three fiscal years. No tax benefit was recorded for the losses incurred in fiscal 2005, 2004 and 2003 due to uncertainty related to the realization of such benefits. All deferred tax assets have been fully reserved.

Liquidity and Capital Resources

        Net cash used in operations was $7,519 in fiscal 2005, due principally to a net loss of $15,363 offset by non cash expense from depreciation and amortization, additional inventory reserve, warrants issued for services rendered, non cash interest expense, and a non cash charge for acquired IPR&D related to the FDSI acquisition. Additionally, the net loss is offset by a net decrease in accounts receivable, a net increase in accounts payable offset by an increase in inventory and a decrease in warranty reserve, accrued liabilities, and deferred revenue.

        Net capital expenditures totaled $315, $254 and $479, in fiscal 2005, 2004 and 2003, respectively. Capital expenditures in all three years were incurred principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers. Fiscal 2003 investing activities also included $184 of cash transaction costs related to the SFI acquisition, net of cash acquired.

        Cash proceeds from financing activities totaled $7,904 for fiscal 2005 and were primarily from the sale of stock and the exercise of common stock warrants by service providers and debenture holders partially offset by repayment of the domestic and Japanese lines of credit. Cash proceeds from financing activities totaled $9,734 for fiscal 2004 and were primarily from the sale of debentures and the subsequent exercise of common stock warrants by service providers and debenture holders and borrowing on the domestic and Japanese lines of credit.

        On February 11, 2004, the Company signed a $25 million equity facility with Kingsbridge Capital, a firm that specializes in the financing of small to medium sized technology-based companies. The arrangement allowed the Company to sell shares of its common stock to Kingsbridge at its sole discretion over a 24-month period on a “when and if needed” basis. Kingsbridge was required under the terms of the arrangement to purchase Tegal’s stock following the effectiveness of a registration statement. The price of the common shares issued under the agreement was based on a discount to the volume-weighted average market price during a specified drawdown period.

        During the fiscal 2005, the Company issued to Kingsbridge a total of 8,506,331 shares of its common stock. The shares were registered on Form S-3 filed with the Securities and Exchange Commission which became effective on July 7, 2005. Gross proceeds from the sale of stock were $10,380. The discount to the volume-weighted average market price was $1,153 and charged against equity as stock issuance cost. In addition to $623 in cash payments, the Company issued warrants to purchase 23,727, 21,686, 24,092 and 15,549 shares of common stock at $1.45, $1.56, $1.92 and $1.35, respectively, to advisors, in connection with the sale of stock to Kingsbridge which were charged against equity as stock issuance costs. Pursuant to our agreement, broker fees of 6% in cash and 1% of stock in the form of warrants were paid upon each drawdown of the facility. Additionally, warrants issued at the time of the agreement were held in current assets. These warrants are being amortized on a prorated basis at the time of the drawdown and also charged against equity as stock issuance costs. The Company does not anticipate any further sales of shares to Kingsbridge.

        In connection with the Kingsbridge transaction, the Company issued fully vested warrants to Kingsbridge to purchase 300,000 shares of the Company’s common stock at an exercise price of $4.11 per share. The fair value of such options, which amounted to approximately $756 was capitalized as a transaction cost and included in other assets. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 114%, term of five years, risk free interest of 3.91% and underlying stock price equal to fair market value at the time of grant.

        As of March 31, 2005, the Company’s Japanese subsidiary had $95 outstanding under its lines of credit which is collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two credit lines have a total borrowing capacity of 200 million yen (approximately $1,860 at exchange rates prevailing on March 31, 2005), which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.375% as of March 31, 2005) plus 0.875% and 1.5%, respectively.

        Notes payable as of March 31, 2005 consisted primarily of one outstanding note to the California Trade and Commerce Agency for $64. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75% with monthly payments of approximately $5.5 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation.

        The Company also entered into a 2% convertible debenture financing during fiscal year 2004 that resulted in gross proceeds of $7,165. The terms and conditions of the 2% convertible debentures are described in Note 7 to the accompanying consolidated financial statements.

        In December 2001, the Company issued warrants in conjunction with a private placement. During fiscal year 2004, 62,135 warrants were exercised in the amount of $155. None of these warrants were exercised during fiscal year 2005.

        The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $15,363, $12,602 and $12,625 for fiscal 2005, 2004 and 2003, respectively. The Company generated negative cash flows from operations of $7,519, $3,179 and $5,984 for fiscal 2005, 2004 and 2003, respectively. To finance its operations, the Company raised approximately $6,183 in net proceeds from the sale of 2% convertible debentures and exercise of warrants during fiscal 2004 (see Note 7 to the accompanying notes to the consolidated financial statements) and $10,380 from the issue of stock to Kingsbridge Capital in fiscal 2005. Management believes that these proceeds, combined with the effects of the consolidation of operations and continued cost containment, will be adequate to fund operations through fiscal year 2006. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company’s operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to the Company on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Our independent accountants have included a going concern explanatory paragraph in their report dated May 27, 2005, included elsewhere in this Form 10-K. For more information on our capital resources, see “Risk Factors” below.

        The following summarizes our contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total ————	1 Year ————	1-3 Years ————	3-5 Years ————	5 Years ————
Non-cancelable capital lease obligations	$26	$12	$14	$—	$—
Non-cancelable operating lease obligations	5,468	1,415	2,288	1,765	—
Notes payable and bank lines of credit,	159	159	—	—	—

Total contractual cash obligations	$5,653	$1,586	$2,302	$1,765	$—

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

        We incurred net losses of $15,363, $12,602 and $12,625 for the years-ended March 31, 2005, 2004 and 2003, respectively, and generated negative cash flows from operations of $7,519, $3,179 and $5,984 in these respective years. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report dated May 27, 2005 which is included elsewhere in this Form 10-K. To finance its operations during 2004, the Company raised approximately $6,183 in net proceeds from the sale of 2% convertible debentures and exercise of warrants (see Note 7 to the accompanying notes to consolidated financial statements). During 2005, the Company raised $10,380 from stock issued to Kingsbridge. Management believes that these proceeds, combined with a projected increase in sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal year 2006. However, these projected sales are to a limited number of new and existing customers and are based, for the most part, on internal and customer provided estimates of future demand, not firm customer orders. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all. Failure to raise additional funds may adversely affect the Company’s ability to achieve its intended business objectives. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

The exercise of outstanding warrants, options and other rights to obtain additional shares will dilute the value of our shares of common stock.

        As of March 31, 2005, there were warrants exercisable for approximately 1,606,300 shares of our common stock, advisor warrants convertible into 196,129 shares, 23,900 shares issuable as interest payment on previously issued debentures in lieu of cash and options exercisable for approximately 7,651,245 shares of our common stock. In addition, we have warrants outstanding from previous offerings for approximately 2,510,534 shares of our common stock.

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

        To the extent the holders of our warrants exercise such securities and then sell the shares of our common stock they receive upon exercise, our stock price may decrease due to the additional amount of shares available in the market. The subsequent sales of these shares could encourage short sales by our stockholders and others, which could place further downward pressure on our stock price. Moreover, holders of these warrants may hedge their positions in our common stock by shorting our common stock, which could further adversely affect our stock price. The effect of these activities on our stock price could increase the number of shares issuable upon future exercises of our warrants.

Sales of substantial amounts of our shares of common stock will dilute your ownership percentage and could cause the price of our common stock to go down.

        As of March 31, 2005, there were 52,843,520 shares of our common stock issued and outstanding and there were 4,207,048 shares of common stock reserved for issuance under our equity incentive and stock purchase plans. In addition, as of March 31, 2005, there were outstanding options, warrants and other rights to acquire up to approximately 11,964,208 shares of common stock. We received stockholder approval to increase the number of authorized shares of common stock to 100,000,000 shares. We may issue additional capital stock, convertible securities and/or warrants to raise capital in the future. In addition, to attract and retain key personnel, we may issue additional securities, including stock options. All of the above would result in additional dilution of the value of our common stock and the voting power represented thereby. No prediction can be made as to the effect, if any, that future sales of shares of our common stock, or the availability of shares for future sale, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our common stock and may make it more difficult for us to sell our equity securities in the future at a time and price which we deem appropriate. Public or private sales of substantial amounts of shares of our common stock by persons or entities that have exercised options and/or warrants will cause further dilution and could adversely affect the prevailing market price of the shares of our common stock.

The semiconductor industry is cyclical and may experience periodic downturns that may negatively affect customer demand for our products and result in losses such as those experienced in the past.

        Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have had a detrimental effect on the semiconductor industry’s demand for semiconductor capital equipment, including etch and deposition systems manufactured by us. In response to the current prolonged industry slow-down, we have initiated a substantial cost containment program and completed a corporate-wide restructuring to preserve our cash. However, the need for continued investment in research and development, possible capital equipment requirements and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to the current downturn.

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

        We have designed our advanced etch and deposition products for customer applications in emerging new films, polysilicon and metal which we believe to be the leading edge of critical applications for the production of advanced semiconductor and other microelectronic devices. Revenues from the sale of our advanced etch and deposition systems accounted for 30%, 40% and 25% of total revenues in fiscal 2005, 2004 and 2003, respectively. Our advanced systems are currently being used primarily for research and development activities or low volume production. For our advanced systems to achieve full market adoption, our customers must utilize these systems for volume production. There can be no assurance that the market for devices incorporating emerging films, polysilicon or metal will develop as quickly or to the degree we expect.

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

        Our 900 series etch systems typically sell for prices ranging between $250 and $600, while prices of our 6500 series critical etch systems and our Endeavor deposition system typically range between $1.8 million and $3.0 million. To the extent we are successful in selling our 6500 and Endeavor series systems, the sale of a small number of these systems will probably account for a substantial portion of revenue in future quarters, and a transaction for a single system could have a substantial impact on revenue and gross margin for a given quarter.

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

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. Our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, we have adopted a stockholder rights plan that makes it more difficult for a third party to acquire us without the approval of our board of directors. These provisions apply even if the offer may be considered beneficial by some stockholders

Because technology changes rapidly, we may not be able to introduce our products in a timely enough fashion.

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

        Our top five customers accounted for 80.0%, 84.8% and 88.2% of our systems revenues in fiscal 2005, 2004 and 2003, respectively. Three customers each accounted for more than 10% of net systems sales in fiscal 2005. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor manufacturing industry, may have a detrimental effect on our business, financial condition, results of operations and cash flows. Our ability to increase our sales in the future will depend, in part, upon our ability to obtain orders from new customers, as well as the financial condition and success of our existing customers and the general economy, which is largely beyond our ability to control.

We are exposed to additional risks associated with international sales and operations.

        International sales accounted for 70%, 67% and 66% of total revenue for fiscal 2005, 2004 and 2003, respectively. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a detrimental effect on our operations, financial results and cash flows.

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

        Changing laws, regulations and standard relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Market rules are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have invested resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

We must integrate the technology and products we acquired from Simplus Systems Corporation and First Derivative Systems, Inc., and we may need to make additional future acquisitions to remain competitive. The process of identifying, acquiring and integrating future acquisitions may constrain valuable management resources, and our failure to effectively integrate future acquisitions may result in the loss of key employees and the dilution of stockholder value and have an adverse effect on our operating results.

        On November 11, 2003, we acquired substantially all of the assets of Simplus Systems Corporation and on May 28, 2004, we purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”). We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. We may encounter problems with the assimilation of Simplus, FDSI or businesses, products or technologies acquired in the future including:

•	difficulties in assimilation of acquired personnel, operations, technologies or products;
•	unanticipated costs;
•	diversion of management's attention from other business concerns and potential disruption of our ongoing business;
•	adverse effects on our existing business relationships with our customers;
•	potential patent or trademark infringement from acquired technologies;
•	adverse effects on our current employees and the inability to retain employees of acquired companies;
•	use of substantial portions of our available cash as all or a portion of the purchase price;
•	dilution of our current stockholders due to the issuance of additional securities as consideration for acquisitions; and
•	inability to complete acquired research and development projects.

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

      Foreign Exchange Risk

        We manufacture the majority of our products in the United States; however, we service customers worldwide and thus have a cost base that is diversified over a number of European and Asian currencies as well as the U.S. dollar. This diverse base of local currency costs serves to mitigate partially the earnings effect of potential changes in value of our local currency denominated revenue. Additionally, we denominate our export sales in U.S. dollars, whenever possible.

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

        We do not hedge our foreign currency exposures in a manner that would entirely eliminate the effects of changes in FX rates on our operations. Accordingly, our reported revenue and results of operations have been, and may in the future be, affected by changes in the FX rates. We have utilized a sensitivity analysis for the purpose of identifying market risk in relation to underlying transactions that are sensitive to FX rates including foreign currency forward exchange contracts and nonfunctional currency denominated receivables. The net amount that is exposed to changes in foreign currency rates was evaluated against a 10% change in the value of the foreign currency versus the U.S. dollar. Based on this analysis, we believe that we are not materially sensitive to changes in foreign currency rates on our net exposed FX position. During the year ended March 31, 2005, our hedges were ineffective.

      Interest Rate Risk

        A 24 basis-point move in the weighted average interest rates (10% of our weighted average interest rates in 2005) affecting our floating rate financial instruments as of March 31, 2005 would have an immaterial effect on our pretax results of operations over the next fiscal year.

        All of the potential changes noted above are based on sensitivity analyses performed on our balances as of March 31, 2005.

Item 8. Financial Statements and Supplementary Data

TEGAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, ——————
	2005 ———	2004 ———
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,093	$7,049
Accounts receivable, net of allowances for sales returns and doubtful accounts of $533 and $270 at March 31, 2005 and 2004, respectively	1,897	4,729
Inventories	5,140	3,719
Prepaid expenses and other current assets	641	905

Total current assets	14,771	16,402
Property and equipment, net	3,342	4,039
Intangible assets, net	1,796	1,190
Other assets	183	1,027

Total assets	$20,092	$22,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and bank lines of credit	$159	$2,450
2% Convertible debentures, net	—	74
Accounts payable	3,607	1,645
Accrued product warranty	252	366
Deferred revenue	122	440
Accrued expenses and other current liabilities	2,575	2,604

Total current liabilities	6,715	7,579
Long-term portion of capital lease obligations	13	26
Other long term obligations	64	98

Total long term liabilities	77	124

Total liabilities	6,792	7,703

Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 52,843,520 and 36,583,850 shares
issued and outstanding at March 31, 2005 and 2004, respectively	528	366
Additional paid-in capital	99,156	86,274
Accumulated other comprehensive income	(110)	124
Accumulated deficit	(86,274)	(70,911)

Total stockholders' equity	13,300	14,955

Total liabilities and stockholders' equity	$20,092	$22,658

        See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31, ———————————————
	2005 ————	2004 ————	2003 ————
	(In thousands, except share and per share data)
Revenue	$14,888	$16,528	$14,100
Cost of revenue	11,621	11,881	14,166

Gross profit (loss)	3,267	4,647	(66)

Operating expenses:
Research and development expenses	5,772	3,305	4,815
Sales and marketing expenses	2,905	2,347	2,922
General and administrative expenses	6,459	3,973	4,814
In-process research and development	1,653	2,202	—

Total operating expenses	16,789	11,827	12,551

Operating loss	(13,522)	(7,180)	(12,617)
Interest expense, net	(2,064)	(5,521)	(329)
Other income, net	223	99	321

Total other expense, net	(1,841)	(5,422)	(8)

Net loss	$(15,363)	$(12,602)	$(12,625)

Net loss per share:
Basic and diluted	$(0.33)	$(0.56)	$(0.82)
Weighted average shares used in per share computations:
Basic and diluted	46,879	22,442	15,311

        See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares —————	Common Stock Amount —————	Additional Paid-in Capital —————	Accumulated Other Comprehensive Income —————	Accumulated Deficit —————	Total Stock- Holders' Equity —————	Compre- hensive Loss —————
	(In thousands, except share and per share data)
Balances at March 31, 2002	14,310,938	143	67,315	512	(45,684)	22,286
Common stock issued under option and
stock purchase plans	55,412	1	25	—	—	26
Common stock issued for acquisition	1,499,987	15	1,170	—	—	1,185
Common stock issued for services
rendered	225,425	2	102	—	—	104
Warrants and options to purchase common
stock issued for services rendered	—	—	194	—	—	194
Net loss	—	—	—	—	(12,625)	(12,625)	$(12,625)
Cumulative translation adjustment	—	—	—	(47)	—	(47)	(47)

Total comprehensive loss	—	—	—	—	—	—	$(12,672)

Balances at March 31, 2003	16,091,762	161	68,806	465	(58,309)	11,123

Common stock issued under option and
stock purchase plans	90,269	1	68	—	—	69
Common stock issued for acquisition	1,499,994	15	2,327	—	—	2,342
Restricted stock issued for services
rendered	158,311	332	—	—	—	332
Options and warrants, issued in
previous years, exercised for
services rendered	470,899	6	399	—	—	405
Warrants and options to purchase common
stock issued for services rendered	—	—	756	—	—	756
Debentures - value of Beneficial
conversion feature	—	—	5,190	—	—	5,190
Debentures - fair value of warrants
issued to investors and brokers	—	—	1,724	—	—	1,724
Debentures - interest & accelerated
discount	—	—	4,033	—	—	4,033
Debentures - debt issuance in form of
warrants	—	—	784	—	—	784
Debentures - converted to shares	15,685,769	157	(157)	—	—	—
Debentures - interest converted to
shares	95,609	1	(1)	—	—	—
Debentures - investor warrants exercised	892,497	9	437	—	—	446
Debentures - broker warrants exercised	1,536,605	15	522	—	—	537
Private Institutional Offering December
2001 - warrants exercised	62,135	1	156	—	—	157
Net loss	—	—	—	—	(12,602)	(12,602)	$(12,602)
Cumulative translation adjustment	—	—	—	(341)	—	(341)	(341)

Total comprehensive loss	—	—	—	—	—	—	$(12,943)

Balances at March 31, 2004	36,583,850	$366	$85,376	$124	$(70,911)	$14,955

Common stock issued under option and
stock purchase plans	89,183	1	97	—	—	98
Common stock issued for acquisition	1,410,632	14	2,328	—	—	2,342
Options and Warrants issued for
services rendered
Warrants and options to purchase common
stock issued for services rendered	—	—	339	—	—	339
Debentures - value of Beneficial
conversion feature	—	—	1,811	—	—	1,811
Debentures - interest & accelerated
discount
Debentures - converted to shares	4,785,659	48	(48)	—	—	—
Debentures - interest converted to
shares	39,459	—	—	—	—	—
Debentures - investor & advisor
warrants exercised	1,426,720	14	338	—	—	352
Private Institutional Offering December
2001 - warrants exercised	1,686	—	—	—	—	—
Kingsbridge	8,506,331	85	8,915	—	—	9,000
Net loss	—	—	—	—	(15,363)	(15,363)	$(15,363)
Cumulative translation adjustment	—	—	—	(234)	—	(234)	(234)
Total comprehensive loss	—	—	—	—	—	—	$(15,597)

Balances at March 31, 2005	52,843,520	$528	$99,156	$(110)	$(86,274)	$13,300

        See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31, ————————————————
	2005 —————	2004 —————	2003 ————
	(In thousands)
Cash flows from operating activities:
Net loss	$(15,363)	$(12,602)	$(12,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,452	1,338	1,043
In-process research and development	1,653	2,202	—
Provision for doubtful accounts and sales returns allowances	273	56	(186)
Non cash interest expense - accretion of debt discount and amortization of debt
issuance costs	2,019	5,480	—
Fair value of warrants and options issued for services rendered	381	332	143
Excess and obsolete inventory provision	778	967	1,922
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,402	(2,362)	363
Inventories	(2,093)	2,508	3,406
Prepaid expenses and other assets	24	(286)	1,004
Accounts payable	1,916	(311)	477
Accrued expenses and other current liabilities	(470)	(190)	(151)
Accrued product warranty	(173)	(411)	(581)
Customer deposits	—	(15)	15
Deferred revenue	(318)	115	(814)

Net cash used in operating activities	(7,519)	(3,179)	(5,984)

Cash flows from investing activities:
Purchases of property and equipment	(315)	(254)	(295)
Business acquisition, net of cash acquired	—	—	(184)

Net cash used in investing activities	(315)	(254)	(479)

Cash flows from financing activities:
Gross proceeds from the issuance of 2% convertible debentures	—	7,165	—
2% convertible debentures cash issuance costs	—	(982)	—
Net proceeds from issuance of common stock	10,206	1,613	21
Borrowings under notes payable and bank lines of credit	1,303	2,474	5,590
Repayments of notes payable and bank lines of credit	(3,594)	(527)	(6,386)
Payments on capital lease financing	(11)	(9)	(45)

Net cash provided by (used in) financing activities	7,904	9,734	(820)

Effect of exchange rates on cash and cash equivalents	(26)	(164)	95

Net increase (decrease) in cash and cash equivalents	44	6,137	(7,188)
Cash and cash equivalents at beginning of year	7,049	912	8,100

Cash and cash equivalents at end of year	$7,093	$7,049	$912

Supplemental disclosures of cash paid during the year for:
Interest	$27	$119	$581

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

        On August 30, 2002, the Company acquired the outstanding capital stock of Sputtered Films, Inc. Consideration totaled $1,560 and consisted of 1,499,987 shares of the Company’s common stock valued at $1,185 and transaction costs of $375. The purchase price was allocated as follows:

Assets acquired:
Current assets	$708
Fixed assets	824
Technology	782
Trade name	253

Total assets	2,567
Liabilities assumed:
Current liabilities	(1,007)

Net assets acquired	$1,560

        On November 11, 2003, the Company purchased certain assets and assumed certain liabilities of Simplus Systems. Consideration totaled $2,522 and consisted of 1,499,994 shares of the Company’s common stock valued at $2,310, fully vested Tegal employee stock options to purchase 58,863 shares of the Company’s common stock at an exercise price of $3.09 per share, valued at $32 and transaction costs of $180. The purchase price was allocated as follows:

Assets acquired:
Fixed assets	48
Identifiable intangible assets	389
In-process research and development	2,202

Total assets	2,639
Liabilities assumed:
Current liabilities	(117)

Net assets acquired	$2,522

        On May 28, 2004, Tegal purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”), a development stage company, for 1,410,632 shares of common stock valued at $2,342, $150 in debt forgiveness, approximately $50 in assumed liabilities, and $158 in acquisition costs, pursuant to a purchase agreement dated April 28, 2004. The following table represents the allocation of the purchase price for FDSI. In estimating the fair value of assets acquired and liabilities assumed management considered various factors, including an independent appraisal.

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

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

        Tegal Corporation, a Delaware corporation (“Tegal” or the “Company”), designs, manufactures, markets and services plasma etch and deposition systems that enable the production of integrated circuits (“ICs”), memory and related microelectronics devices used in personal computers, wireless voice and data telecommunications, contact-less transaction devices, radio frequency identification devices (“RFIDs”), smart cards, data storage and micro-level actuators. Etching and deposition constitute two of the principal IC and related device production process steps and each must be performed numerous times in the production of such devices.

        On August 30, 2002, the Company acquired all of the outstanding common stock of Sputtered Films, Incorporated (“SFI”), a privately held California corporation. SFI is a leader in the design, manufacture and service of high performance physical vapor deposition sputtering systems for the semiconductor and semiconductor packaging industry. SFI was founded in 1967 with the development of its core technology, the S-Gun.

        On November 11, 2003, the Company acquired substantially all of the assets and certain liabilities of Simplus Systems Corporation (“Simplus”), a development stage company. Simplus had developed a deposition cluster tool and certain patented processes for barrier, copper seed and high-K dielectric applications. Simplus had coined the term “nano-layer deposition” or “NLD” to describe its unique approach to MOCVD. The Company is continuing to develop these NLD processes and related tools, and is in the process of marketing them to a limited number of key customers and joint development partners.

        On May 28, 2004, the Company purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”). FDSI, a privately held development stage company, was founded in 1999 as a spin-off of SFI. FDSI had developed a high-throughput, low cost-of-ownership physical vapor deposition (“PVD”) system with highly differentiated technology for leading edge memory and logic device production on 200 and 300 millimeter wafers.

Basis of Presentation

        The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $15,363, $12,602 and $12,625 for fiscal years 2005, 2004 and 2003, respectively. The Company generated negative cash flows from operations of $7,519, $3,179 and $5,984 for fiscal years 2005, 2004 and 2003, respectively. To finance its operations during 2004, the Company raised approximately $6,183 in net proceeds from the sale of 2% convertible debentures and exercise of warrants (see Note 7). During 2005, the Company raised $10,380 from stock issued to Kingsbridge. Management believes that these proceeds, combined with a projected increase in sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal year 2006. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company’s operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to the Company on acceptable terms, if at all. The failure to raise additional funds may adversely affect the Company’s ability to achieve its intended business objectives. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments having a maturity of three months or less on the date of purchase to be cash equivalents.

        At March 31, 2005 and 2004 all of the Company’s investments are classified as cash equivalents in the consolidated balance sheets. The investment portfolio at March 31, 2005 and 2004 is comprised of money market funds. At March 31, 2005 and 2004, the fair value of the Company’s investments approximated cost.

Financial Instruments

        The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, bank lines of credit, notes payable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. The Company has foreign subsidiaries, which operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company utilizes hedge instruments, primarily forward contracts, to manage its exposure associated with firm third-party transactions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative purposes. Realized and unrealized gains and losses related to forward contracts considered to be effective hedges are deferred until settlement of the hedged items. They are recognized as other gains or losses when a hedged transaction is no longer expected to occur. Realized and unrealized gains and losses on ineffective hedges are recorded to other expense, net. Foreign currency gains and losses included in other expense, net were not significant for the years ended March 31, 2005, 2004 and 2003.

        At March 31, 2005, the Company had forward exchange contracts maturing at various dates throughout fiscal 2006 to exchange 146.7 million Japanese Yen into $1,400.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company’s temporary investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the U.S., Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of March 31, 2005 two customers accounted for approximately 40% of the accounts receivable balance. As of March 31, 2004, three customers accounted for approximately 43% of the accounts receivable balance.

Inventories

        Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish a provision for inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory provision may be required, as was the case in the third quarter of fiscal 2004. The excess and obsolete provision is only released if and when the related inventory is sold or scrapped. The inventory provision in fiscal 2005 was $8,282, fiscal 2004 was $7,839, and $6,679 in fiscal 2003.

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

Warranty Costs

        The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized. The warranty obligation is effected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from estimates, revisions to the estimated warranty liability may be required (see Note 2 to accompanying notes to the consolidated financial statements).

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

Impairment of Long-Lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. No impairment charge has been recorded for the years-ended 2005, 2004 and 2003, respectively.

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

        The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required.

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

        For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The revenue on these transactions is deferred and recorded as deferred revenue. As of March 31, 2005, deferred revenue as related to systems was $80. We reserve for warranty costs at the time the related revenue is recognized.

        Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service revenue is included in deferred revenue. As of March 31, 2005, $42 of deferred revenue was related to service contracts.

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

Stock-Based Compensation

        The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25.” The Company’s policy is to grant options with an exercise price equal to the closing market price of the Company’s stock on the grant date. Accordingly, no compensation cost for stock option grants has been recognized in the Company’s statements of operations. Additional proforma disclosures assuming the Company applied the fair value method of accounting for employee stock compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” are as follows.

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

        The following assumptions are included in the estimated grant date fair value calculations for the Company’s stock option awards and Employee Qualified Stock Purchase Plan (“Employee Stock Purchase Plan”):

	2005	2004	2003
Expected life (years):
Stock options	4.0	4.0	4.0
Employee stock purchase plan	0.5	0.5	0.5
Volatility:
Stock options	90%	119%	165%
Employee stock purchase plan	90%	119%	165%
Risk-free interest rate	2.84%	2.62%	2.45%
Dividend yield	0%	0%	0%

        The weighted average estimated grant date fair value, as defined by SFAS No. 123, for stock option awards granted during fiscal 2005, 2004 and 2003 was $0.85, $0.90 and $0.62 per option, respectively.

        The following table summarizes information with respect to stock options and warrants outstanding as of March 31, 2005 (number of shares in thousands):

	Outstanding Options as of March 31, 2005 ————————————————————————			Exercisable at March 31, 2005 ——————————————
Range of Exercise Prices	Number of Options & Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options & Warrants	Weighted Average Exercise Price
$0.35 — $1.50	7,400	$0.94	7.96	4,159	$0.82
$1.51 — $2.14	1,271	1.74	6.98	566	1.65
$2.15 — $3.00	1,070	2.52	2.81	1,069	2.52
$3.01 — $3.25	571	3.23	4.39	571	3.23
$3.26 — $3.88	205	3.48	7.74	205	3.48
$3.89 — $4.25	810	4.20	6.23	810	4.20
$4.26 — $6.88	393	5.47	3.48	393	5.47
$6.89 — $8.00	65	7.71	4.88	65	7.71
$8.01 — $8.75	170	8.66	6.38	170	8.66
$12.00 — $12.00	10	12.00	1.70	10	12.00

$0.35 — $12.00	11,964	$1.84	6.91	8,018	$2.15

        The weighted average estimated grant date fair values per share, as defined by SFAS No. 123, for rights granted under the employee stock purchase plan during fiscal 2005, 2004 and 2003 were $0.82, $0.35 and $0.29, respectively.

        Had the Company recorded compensation costs based on the estimated grant date fair value (as defined by SFAS 123) for awards granted under its stock option plans and Employee Plan, the Company’s net loss and loss per share would have been increased to the proforma amounts below for the years ended March 31, 2005, 2004 and 2003:

	2005 —————	2004 —————	2003 —————
Net loss as reported	$(15,363)	$(12,602)	$(12,625)
Proforma compensation expense at fair
Value	$(1,244)	$(458)	$(285)

Proforma net loss	$(16,607)	$(13,060)	$(12,910)

Proforma net loss per share:
Basic and diluted	$(0.36)	$(0.58)	$(0.84)

Comprehensive Loss

        Comprehensive loss is defined as the change in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net loss and comprehensive loss for the Company is attributable to foreign currency translation adjustments. Comprehensive loss is shown in the statement of stockholders’ equity.

New Accounting Pronouncements

        In December 2004 the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. The Company will be required to adopt SFAS No 123R beginning April 1, 2006. Had the Company adopted SFAS No 123R during the fiscal year ended March 31, 2005, compensation expense of approximately $1,244 would have been recognized in the consolidated statements of operations for the year ended March 31, 2005.

        In November 2004 the FASB issued SFAS No. 151 “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense freight handling costs and spoilage should be expensed as incurred and not included in overhead. Further SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The adoption of SFAS 151 by the Company will have no material impact on the consolidated financial statements.

      Note 2. Balance Sheet and Statement of Operations Detail

      Inventories consisted of:

	March 31, ———————————
	2005 ——————	2004 —————
Raw materials	$1,044	$1,563
Work in process	2,976	1,147
Finished goods and spares	1,120	1,009

	$5,140	$3,719

        Property and equipment, net, consisted of:

	March 31, ———————————
	2005 ——————	2004 —————
Machinery and equipment	$4,266	$4,347
Demo lab equipment	3,489	4,468
Computer and software	1,436	1,972
Leasehold improvements	3,182	3,143

	12,373	13,930
Less accumulated depreciation and amortization	(9,031)	(9,891)

	$3,342	$4,039

        Machinery and equipment at March 31, 2005 and 2004, includes approximately $56 of assets under leases that have been capitalized. Accumulated amortization for such equipment approximated $ 37 and $28, respectively.

        A summary of accrued expenses and other current liabilities follows:

	March 31, ———————————
	2005 ——————	2004 —————
Accrued compensation costs	$910	$747
Income taxes payable	502	500
Other	1,163	1,357

	$2,575	$2,604

        Product warranty and guarantees:

        The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized. The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected. Warranty activity for the years ended March 31, 2005 and 2004 is as follows:

	Year ended March 31, —————————
	2005 ————	2004 ———
Balance at the beginning of the period	$366	$734
Additional warranty accruals for warranties issued during the year	465	419
Changes in accruals related to pre-existing warranties	—	(227)
Settlements made during the year	(579)	(560)

Balance at the end of the year	$252	$366

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

	Year Ended March 31, ——————————————————
	2005 ————	2004 ————	2003 ————
Basic net loss per share:
Loss available to common stockholders	$(15,363)	$(12,602)	$(12,625)
Weighted average common shares outstanding	46,879	22,442	15,311
Basic and diluted net loss per share	$(0.33)	$(0.56)	$(0.82)

Stock options and warrants outstanding and in the money at March 31, 2005 of 7,097,341, March 31, 2004 of 8,016,520, and March 31, 2003 of 4,739,559 were excluded from the computations of diluted net loss per share because of their anti-dilutive effect on diluted loss per share.

Note 4. Notes Payable and Bank Lines of Credit

        As of March 31, 2005, the Company’s Japanese subsidiary had $95 outstanding under its lines of credit which is collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two credit lines have a total borrowing capacity of 200 million Yen (approximately $1,860 at exchange rates prevailing on March 31, 2005), which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.375% as of March 31, 2005) plus 0.875% and 1.5%, respectively.

        In addition, notes payable as of March 31, 2005 consisted of one outstanding note to the California Trade and Commerce Agency for $64. The unsecured note carries an annual interest rate of 5.75 % with monthly payments of approximately $5.5 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation. The default could result in the California Trade and Commerce Agency calling the note, therefore, this note payable is classified as a current liability.

        The weighted average interest rate for all notes payable and bank lines of credit was 4.3% in fiscal year 2005.

Note 5. Income Taxes

        The components of loss before benefit for income taxes are as follows:

	Year Ended March 31, ———————————————————
	2005 ———————	2004 ———————	2003 ———————
Domestic	$(14,478)	$(12,396)	$(12,090)
Foreign	(885)	(206)	(535)

	$(15,363)	$(12,602)	$(12,625)

        The income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

	Year Ended March 31, —————————————————
	2005 —————	2004 —————	2003 —————
Income tax benefit at U.S. statutory rate	$(4,651)	$(4,285)	$(4,293)
State taxes net of federal benefit	(303)	(265)	(419)
Utilization of foreign losses	301	—	182
Deferred tax assets benefit	4,739	4,367	4,042
Other	(86)	183	488

Income tax provision	$—	$—	$—

        The components of deferred taxes are as follows:

	March 31, ————————————
	2005 —————	2004 —————
Revenue recognized for tax and deferred for book	$45	$217
Non-deductible accruals and reserves	4,322	4,414
Net operating loss carryforwards	24,356	19,665
Tax credits	3,004	3,058
Uniform capitalization adjustment	566	148
Other	254	306

Total	32,547	27,808
Valuation allowance	(32,547)	(27,808)

Net deferred tax asset	$—	$—

        We have recorded no net deferred tax assets at March 31, 2005 and 2004, respectively. The Company has provided a valuation allowance of $32.5 million and $27.8 million at March 31, 2005 and March 31, 2004, respectively. The valuation allowance fully reserves all net operating loss carryforwards, credits and non-deductible accruals and reserves, for which realization of future benefit is uncertain. The realization of net operating losses may be limited due to change of ownership rules. The valuation allowance increased by $4.7 million and $4.4 million during the years ended March 31, 2005 and 2004 respectively.

        At March 31, 2005, the Company had net operating loss carryforwards of approximately $66.1 million and $35.0 million, for federal and state respectively. These net operating loss carryforwards will begin to expire, if not utilized, in the year ending March 31, 2006.

        At March 31, 2005, the Company also has research and experimentation credit carryforwards of $2.3 million and $1.1 million for federal and state income tax purposes, respectively. The federal research and experimentation credit carryforwards will begin to expire, if not utilized, in year 2006.

        Federal and state income tax regulations impose restrictions on the utilization of net operating losses in the event of an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986. Under Section 382, ownership changes may have occurred, which could limit the future availability of net operating loss carryforwards. The extent of any limitation has not been determined.

Note 6. Commitments and Contingencies

        The Company has several non-cancelable operating leases and capital leases, primarily for general office, production and warehouse facilities, that expire over the next five years. Future minimum lease payments under these leases are as follows:

Year Ending March 31, 2004	Capital Leases	Operating Leases
	As of March 31, 2005
2006	$13	$1,415
2007	12	1,234
2008	1	1,054
2009	—	1,007
2010	—	758
Thereafter	—	—
Total minimum lease payments	—	5,468

Less amount representing interest	—
Present value of minimum lease payments	22
Less current portion	13
Long term capital lease obligation	9

        Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases, net of sublease income, was $1,426, $1,007 and $1,273, during the years ended March 31, 2005, 2004 and 2003, respectively.

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

        The Company was required to pay a cash fee of up to 6.65% of the gross proceeds of the debentures to certain financial advisors upon the closing of the second tranche. A fee of $448 has been recorded as a debt issuance cost and was paid in September 2003. The financial advisors also were granted warrants to purchase 1,756,127 shares of the Company’s common stock at an exercise price of $0.35 per share. These warrants were valued at $1,387 using the Black-Scholes option pricing model with the following variables: stock fair value of $0.93, term of five years, volatility of 95% and risk-free interest rate of 2.5%. During fiscal year ended March 31, 2005, no financial advisors exercised their warrants, leaving advisor warrants for 196,129 shares unexercised at the end of the year.

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

        In addition, the debenture holders were granted warrants to purchase 4,094,209 shares of the Company’s common stock at an exercise price of $0.50. The warrants expire after eight years. The warrants were valued using the Black-Scholes model with the following variables: fair value of common stock of $0.35 for the first tranche debentures and $0.93 for the second tranche debentures, volatility of 37% and risk-free interest rate of 2.5%. The debenture holders had exercised warrants to purchase 2,239,832 shares (plus 168,695 warrants remitted as payments for stock under a cash-less exercise provision of the warrant agreement) of the Company’s common stock. As of March 31, 2005, there remained unexercised warrants held by the debenture holders for 1,606,297 shares of the Company’s common stock.

        The relative fair value of the warrants has been classified as equity with the beneficial conversion feature because it meets all the equity classification criteria of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

        The value of the beneficial conversion feature, warrants and debt issuance costs were amortized as interest expense over the life of the debt using the effective interest method. Related interest expense for fiscal 2005 amounted to $2,019. This amount is comprised of nominal interest, amortization of beneficial conversion feature and amortization of debt issuance costs.

        The debt issuance costs associated with the debentures amounted to $2,369 and are comprised of $982 in cash issuance costs and $1,387 associated with warrants issued to financial advisors. Approximately $603 of these costs were allocable to the warrants and charged to equity. The remaining balance of $1,766 was recorded as an asset and was amortized over the life of the debt. As of March 31, 2005 the debentures have been fully converted; and these costs have been fully expensed.

        The following table presents the amounts originally allocated to the beneficial conversion feature and warrants and the outstanding balance of debt at March 31, 2004 after accounting for these two equity instruments and conversions (in thousands):

	First Tranche	Second Tranche	Total
Debentures - principal amount	$929	$6,236	$7,165
Beneficial conversion feature (included in equity)	(605)	(4,585)	(5,190)
Warrants (included in equity)	(73)	(1,651)	(1,724)
Conversions to common stock	(846)	(3,203)	(4,049)
Accretion of debt discount	599	3,273	3,872

Net amount of 2% convertible debentures	$4	$70	$74

        The value of the beneficial conversion feature, warrants and debt issuance costs was amortized as interest expense during fiscal 2005. Related interest expense for fiscal 2004 amounted to $5,480. This amount is comprised of nominal interest, amortization of beneficial conversion feature and amortization of debt issuance costs.

        During fiscal 2005, the principal and interest amount of the debentures converted was $1,688, which converted into 4,825,118 shares of the Company’s common stock. All debt issuance costs were fully amortized at March 31, 2005.

Note 8. Acquisition and Intangible Assets

First Derivative Systems, Inc:

        On May 28, 2004, Tegal purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”), a development stage company, for 1,410,632 shares of common stock valued at $2,342, $150 in debt forgiveness, approximately $50 in assumed liabilities, and $158 in acquisition costs,. All of the shares of common stock are subject to a registration rights agreement in which the Company has agreed to register the shares with the Securities and Exchange Commission for resale. In addition, the Company entered into employment agreements with key FDSI personnel. FDSI, a development stage company, had developed a high-throughput, low cost-of-ownership physical vapor deposition (“PVD”) system with highly differentiated technology for leading edge memory and logic device production on 200 and 300 millimeter wafers. This transaction was accounted for as a purchase of assets in accordance with EITF Issue No. 98-3, “Determining whether a nonmonetary transaction involves receipt of productive assets or of a business.”

        The following table represents the allocation of the purchase price for FDSI. The purchase price of this acquisition has been allocated to the acquired assets and assumed liabilities on the basis of their fair values as of the date of the acquisition. In estimating the fair value of the assets acquired and liabilities assumed, management considered various factors, including an independent appraisal.

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

        The IPR&D value of $1,653 was determined by an income approach where fair value is the present value of projected free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a seven-year period were discounted at a rate of 35% in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management’s estimates of revenue, expenses and asset requirements. Any delays or failures in the completion of these projects could impact expected return on investment and future results of operations. In addition, the Company’s operating results would be adversely affected if the value of other intangible assets acquired became impaired.

        All of these projects have completion risks related to functionality, architecture, performance, process technology, continued availability of key technical personnel, product reliability and software integration. To the extent that estimated completion dates are not met, the risk of competitors’ product introductions is greater and revenue opportunity may be permanently lost.

         Simplus Systems Corporation:

        On November 11, 2003, the Company acquired substantially all of the assets and certain liabilities of Simplus Systems Corporation, (“Simplus”), a development stage company. Simplus had developed a deposition cluster tool and certain processes for barrier, copper seed and high-K dielectric applications. The purchase consideration of $2,522 includes 1,499,994 shares of the Company’s common stock valued at $2,310, 58,863 fully vested employee stock options to purchase Tegal common stock at an exercise price of $3.09 per share valued at $32, and acquisition costs of $180. This transaction was accounted for as a purchase of assets in accordance with EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.

        The Company completed the preliminary allocation of the purchase price of Simplus. The following table represents the preliminary allocation of the purchase price for Simplus. The purchase price of this acquisition has been allocated to the acquired assets and assumed liabilities on the basis of their fair values as of the date of the acquisition. In estimating the fair value of the assets acquired and liabilities assumed, management considered various factors, including an independent appraisal.

Fair value fixed assets acquired	$48
Work Force	50
Patents	339
In-process research and development	2,202
Assumed liabilities	(117)

$2,522

        The assets will be amortized over a period of years shown on the following table:

Fixed assets acquired	1 year
Work Force	2 years
Patents	5 years

        The fair value underlying the $2,202 assigned to acquired in-process research and development (“IPR&D”) in the Simplus acquisition was charged to the Company’s results of operations during the quarter ended December 31, 2003 and was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. Projects in the IPR&D category are certain design change improvements on the existing 150 mm and 200 mm systems and the development of a 300 mm system. The design change improvements on the existing systems are estimated to cost approximately $500,000 to $1 million, are approximately 90% complete and will be completed by December 31, 2005. The development of a 300 mm system is estimated to be approximately 10% complete, and to cost between $2 and $4 million over the next two to four years, as market demand materializes.

        The IPR&D value of $2,202 was determined by an income approach where fair value is the present value of projected free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a seven-year period were discounted at a rate of 32% in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management’s estimates of revenue, expenses and asset requirements. Any delays or failures in the completion of these projects could impact expected return on investment and future results of operations. In addition, the Company’s financial condition would be adversely affected if the value of other intangible assets acquired became impaired.

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

         Intangibles:

        As of March 31, 2005, intangible assets, net consisted of the following:

	Gross	Accumulated Amortization	Net
Technology	$782	$(253)	$529
Trade name	253	(82)	171
Workforce & non compete agreements	254	(99)	155
Patents	1,072	(131)	941

Total	$2,361	$(565)	$1,796

        As of March 31, 2004, intangible assets, net consisted of the following:

	Gross	Accumulated Amortization	Net
Technology	$782	$(155)	$627
Trade name	253	(51)	202
Workforce	50	(12)	38
Patents	339	(16)	323

Total	$1,424	$(234)	$1,190

        The estimated future amortization expense of intangible assets as of March 31, 2005 is as follows:

2006	$322
2007	314
2008	257
2009	224
2010	626
Thereafter	53

$1,796

Note 9. Sale of Common Stock and Warrants

        On February 11, 2004, the Company signed a $25 million equity facility with Kingsbridge Capital, a firm that specializes in the financing of small to medium sized technology-based companies. The arrangement allowed the Company to sell shares of its common stock to Kingsbridge at its sole discretion over a 24-month period on a “when and if needed” basis. Kingsbridge Capital was required under the terms of the arrangement to purchase Tegal’s stock following the effectiveness of a registration statement. The price of the common shares issued under the agreement was based on a discount to the volume-weighted average market price during a specified drawdown period. The Company had no obligation to draw down all or any portion of the commitment.

        In connection with the agreement, the Company issued fully vested warrants to Kingsbridge Capital to purchase 300,000 shares of the Company’s common stock at an exercise price of $4.11 per share. The fair value of such options, which amounted to approximately $756 was capitalized as a transaction cost. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 114%, term of five years, risk free interest of 3.91% and underlying stock price equal to fair market value at the time of grant.

        During the fiscal year end March 31, 2005, the Company issued to Kingsbridge Capital, Ltd. a total of 8,506,331 shares of its common stock in connection with the Amended and Restated Common Stock Purchase Agreement dated as of May 19, 2004. Gross proceeds from the sale of stock were $10,380. The discount to the volume-weighted average market price was $1,153 that was charged against equity as stock issuance cost. In addition to $623 in cash payments, the Company issued warrants to purchase 23,727, 21,686 24,092 and 15,549 shares of common stock at $1.45, $1.56, $1.92 and $1.35 respectively, to advisors, in connection with the sale of stock to Kingsbridge which were charged against equity as stock issuance costs. Pursuant to our agreement, broker fees of 6% in cash and 1% of stock in the form of warrants were paid upon each drawdown of the facility. Additionally, warrants issued at the time of the agreement were held in current assets and have been fully amortized as of March 31, 2005 and charged against equity as stock issuance costs. The Company does not anticipate any further sales of shares to Kingsbridge under the Amended and Restated Common Stock Purchase Agreement dated as of May 19, 2004.

        The selling price of the stock was negotiated as a function of market price based on a specific formula. Pursuant to C08 “CAPITAL STOCK: CAPITAL TRANSACTIONS” the discount was accounted for as a cost of capital and netted against Additional Paid in Capital. Since the transaction was related to the sale of our own common stock, it was excluded from the determination of net income.

        During fiscal 2004 the Company granted 578,311 options to purchase shares of the Company’s common stock to certain non-employees. The fair value of such shares amounted to approximately $332, was recorded as an operating expense using Black Scholes model for the period of services rendered.

        On October 28, 2003, the Board of Directors granted options to purchase 3,410,000 shares of the Company’s common stock at an exercise price of $1.03 per share, which was the closing price of the Company’s common stock on October 28, 2003, to certain employees and directors of the Company. On December 18, 2003, the Company granted options to purchase 500,000 shares of the Company’s common stock at an exercise price of $2.14 per share to certain employees, which was the closing price of the Company’s common stock on December 18, 2003.

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

        In July 2002, the Company granted 125,000 warrants to purchase shares of the Company’s common stock at an exercise price of $2.00 to a financial institution in connection with establishing receivables credit facility. The fair value of such warrants, which amounted to approximately $82, was recorded as a debt offering cost and is being amortized over the two-year life of the associated line of credit. The amortization for fiscal 2003 amounted to $32 and was recorded as interest expense. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 85%, term of two years, risk free interest of 4.95% and underlying stock price equal to fair market value at the time of grant.

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

Note 10. Employee Benefit Plans

Equity Incentive Plan

        Pursuant to the Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”), options and stock purchase rights to purchase 3,500,000 shares of common stock could be granted to management and consultants. The exercise price of options and the purchase price of stock purchase rights generally has been the fair value of the Company’s common stock on the date of grant. At the date of issuance of the stock options, all options are exercisable; however the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment or consulting agreement at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. Incentive stock options are exercisable for up to ten years from the grant date of the option. Nonqualified stock options are exercisable for up to 15 years from the grant date of the option. The Equity Incentive Plan expired in December 1999. Consequently no shares were available for issuance under the Equity Incentive Plan as of March 31, 2005.

1990 Stock Option Plan

        Pursuant to the terms of the Company’s 1990 Stock Option Plan (“1990 Option Plan”), options and stock purchase rights to purchase 550,000 shares of common stock could be granted to employees of the Company or its affiliates. Incentive stock options are exercisable for a period of up to ten years from the date of grant of the option and nonqualified stock options are exercisable for a period of up to ten years and two days from the date of grant of the option. At the date of issuance of the stock options, all options are exercisable; however, the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. The 1990 Option Plan expired on March 10, 2000. Consequently no shares were available for issuance under the 1990 Option Plan as of March 31, 2005.

1998 Equity Participation Plan

        Pursuant to the terms of the Company’s Amended 1998 Equity Participation Plan (“Equity Plan”), which was authorized as a successor plan to the Company’s Equity Incentive Plan and 1990 Option Plan, 10,000,000 shares of common stock may be granted upon the exercise of options and stock appreciation rights or upon the vesting of restricted stock awards. The exercise price of options generally will be the fair value of the Company’s common stock on the date of grant. Options are generally subject to vesting at the discretion of the Compensation Committee of the Board of Directors (the “Committee”). At the discretion of the Committee, vesting may be accelerated when the fair market value of the Company’s stock equals a certain price established by the Committee on the date of grant. Incentive stock options will be exercisable for up to ten years from the grant date of the option. Non-qualified stock options will be exercisable for a maximum term to be set by the Committee upon grant. As of March 31, 2005, 3,666,096 shares were available for issuance under the Equity Plan.

Directors Stock Option Plan

        Pursuant to the terms of the Stock Option Plan for Outside Directors, as amended, (“Directors Plan”), up to 1,600,000 shares of common stock may be granted to outside directors. Under the Directors Plan, each outside director who was elected or appointed to the Board on or after September 15, 1998 shall be granted an option to purchase 50,000 shares of common stock and on each second anniversary after the applicable election or appointment shall receive an additional option to purchase 25,000 shares, provided that such outside director continues to serve as an outside director on that date. For each outside director, 1/12th of the total number of shares will vest on the first day of each calendar month following the date of Option grant, contingent upon continued service as a director. Vesting may be accelerated, at the discretion of the Board, when the fair market value of the Company’s stock equals a certain price set by the Board on the date of grant of the option. The Directors Plan allows for additional grants at the discretion of the Compensation Committee. As of March 31, 2005, 925,000 shares were available for issuance under the Directors Plan.

        The following table summarizes the Company’s stock option activity for the four plans described above and weighted average exercise price within each transaction type for each of the years ended March 31, 2005, 2004 and 2003 (number of shares in thousands):

	2005 ————————		2004 ————————		2003 ————————
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	7,007	$2.05	3,196	$3.39	2,960	$3.70
Options cancelled	(1,602)	1.18	(497)	3.23	(92)	3.76
Options granted	2,300	1.16	4,613	1.14	333	0.58
Options exercised	(54)	0.93	(305)	0.67	(5)	0.24

Options outstanding March 31	7,651	$1.97	7,007	$2.05	3,196	$3.39

Awards

        The Company granted 158,311 shares of restricted stock from the Company’s Equity Plan to consultants during fiscal year 2004 in exchange for services rendered. For fiscal year 2005, no shares of restricted stock were granted. Non-employee awards were booked as operating expenses using Black Scholes model for the period of services rendered as required by EITF 96-18.

Employee Qualified Stock Purchase Plan

        The Company has offered an Employee Qualified Stock Purchase Plan (“Employee Plan”) under which rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at the beginning of a six month offering period or at the end of that six month period. Under the Employee Plan, the Company is authorized to issue up to 1,000,000 shares of common stock. 30,100 common stock shares were purchased in fiscal 2005 and 20,208 common shares were purchased in fiscal 2004. Shares available for future purchase under the Employee Plan were 540,952 at March 31, 2005.

Savings and Investment Plan

        The Company has established a defined contribution plan that covers substantially all U.S. employees. Employee contributions of up to 4% of each U.S. employee’s compensation will be matched by the Company based upon a percentage to be determined annually by the Board. Employees may contribute up to 15% of their compensation, not to exceed a prescribed maximum amount. The Company made contributions to the plan of $15, $8 and $10 in the years ended March 31, 2005, 2004 and 2003, respectively.

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

Note 12. Geographical Information

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

        For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

	Years Ended March 31, ————————————————
	2005 ————	2004 ————	2003 ————
Revenues:
Sales to customers located in:
United States	4,445	$5,538	$4,864
Asia, excluding Japan	1,372	1,241	1,537
Japan	6,312	6,485	2,934
Germany	397	170	353
Italy	498	1,480	1,851
Europe, excluding Germany and Italy	1,864	1,614	2,561

Total sales	$14,888	$16,528	$14,100

	March 31, ———————————
	2005 —————	2004 —————
Long-lived assets at year-end:
United States	$5,112	$5,195
Europe	7	6
Japan	16	15
Asia, excluding Japan	3	13

Total long-lived assets	$5,138	$5,229

        The Company’s sales are primarily to domestic and international semiconductor manufacturers. The top five customers accounted for approximately 43%, 54% and 40% of the Company’s total net revenues for the years ended March 31, 2005, 2004 and 2003, respectively. One customer accounted for 20% of the Company’s total net revenues for the year ended March 31, 2005. Three customers accounted for 17%, 15% and 12% of the Company’s total net revenues for the year ended March 31, 2004. Two customers accounted for 15% and 10% of the Company’s total net revenues for the year ended March 31, 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tegal Corporation:

        We have audited the accompanying consolidated balance sheet of Tegal Corporation as of March 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. We have also audited the information presented for the year ended March 31, 2005, in Schedule II that is listed in the index and appearing under Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tegal Corporation as of March 31, 2005, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, the information presented for the year ended March 31, 2005, in Schedule II that is listed in the index and appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the March 31, 2005, financial statements.

        The March 31, 2005, consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, recurring losses and an inability to generate sufficient cash flows to sustain operations raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The March 31, 2005, consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss Adams, LLP

Santa Rosa, California
May 27, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tegal Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tegal Corporation and its subsidiaries at March 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring net losses and has generated negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers, LLP

San Jose, California
June 25, 2004

Quarterly Results of Operations (Unaudited)

        The following table sets forth our unaudited selected financial data for each of the eight quarterly periods in the two-year period, ended March 31, 2005.

	Three Months Ended ————————————————————————————————————————————————————
	Mar. 31, 2005 ————	Dec. 31, 2004 ————	Sept. 30, 2004 ————	June 30 2004 ————	Mar. 31, 2004 ————	Dec. 31, 2003 ————	Sept. 30, 2003 ————	June 30 2003 ————
	(In thousands, except per share data)
Quarterly Financial Data:
Revenue	$3,556	$2,903	$4,988	$3,441	$6,157	$3,276	$3,210	$3,885
Gross profit (loss)	40	526	1,901	800	2,673	(55)	992	1,037
Net loss	(3,849)	(2,688)	(2,501)	(6,325)	(1,559)	(8,119)	(1,670)	(1,254)
Net loss per share*
Basic and diluted	(0.07)	(0.06)	(0.05)	(0.15)	(0.06)	(0.35)	(0.10)	(0.08)

*	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share may not equal the annual net loss per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On July 9, 2004, the Company changed independent registered public accounting firms from PriceWaterhouseCoopers LLP (“PWC”) to Moss Adams LLP. During the period from April 1, 2002 through July 8, 2004 when PWC served as the Company’s independent registered public accounting firm, there were no reportable events, as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except for a reportable condition related to: the Company’s accounting for its 2% Convertible Debentures Due 2011 (the “2% Convertible Debentures”) together with related debt issuance costs; and the expertise of the Company’s accounting personnel with respect to generally accepted accounting principles related to complex financing and other transactions. In response to the reportable condition, the Company restated its financial results and filed an amended quarterly report on Form 10-Q/A for the quarter ended December 31, 2003 which corrected an error in the accounting for the 2% Convertible Debentures and related debt issuance costs. The restatement reflected increased interest expense, net loss, net loss per share, accumulated deficit and additional paid-in capital as well as decreased current assets. The restatement did not impact any reported revenue, operating expenses or operating loss.

        Management believes that the reportable condition has been remediated. As of June 15, 2004, all of the Company’s 2% Convertible Debentures had been converted into the Company’s common stock. In addition, the Company expanded and enhanced its accounting function to include sufficient knowledge of generally accepted accounting principles related to complex financing and other transactions by adding a new certified public accountant to the Company’s accounting staff on June 15, 2004.

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

        Based on their evaluation as of a date at the end of the quarter covered by this annual report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 are effective, except with respect to the reportable condition referred above.

    (b)        Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information

        None.

PART III

        Certain information required by Part III is omitted from this Report and will be incorporated herein by reference from our definitive proxy statement filed pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Report. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

Item 10.   Directors and Executive Officers of the Registrant

        The information concerning our directors and executive officers required by this Item is incorporated by reference to our Proxy Statement under the caption “Election of Directors” and “Executive Officers.”

        The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

        We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Business Conduct and Ethics is posted on our website at http://www.tegal.com.

Item 11.   Executive Compensation

        The information required by this Item is incorporated by reference from the information under the captions “Executive Compensation” and “Election of Directors” in our Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in our Proxy Statement.

Item 14.   Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15.   Exhibits, Financial Statement Schedule

      (a) The following documents are filed as part of this Form 10-K:

      (1) Financial Statements

        The Company’s Financial Statements and notes thereto appear in this Form 10-K according to the following Index of Consolidated Financial Statements:

      (2) Financial Statement Schedule

Page
Schedule II— Valuation and Qualifying Accounts	57

        Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the consolidated financial statements or related notes.

      (b) Exhibits

        The following exhibits are referenced or included in this report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Tegal Corporation, SFI Acquisition Corp., Sputtered Films, Inc. and the Shareholder Agent dated as of August 13, 2002 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2002)
2.2	Asset Acquisition Agreement by and between Tegal Corporation and First Derivative Systems, Inc., dated April 28, 2004 (incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004)
3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibits 3(i).1 and 3(i).2 included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
3.2	Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (File No. 333-108921) declared effective by the Securities and Exchange Commission on October 14, 2003)
3.3	By-laws of Registrant (incorporated by reference to Exhibit 3(ii) included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
4.2	Rights Agreement between the Registrant and ChaseMellon Shareholder Services dated as of June 11, 1996 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 1996)
4.3	First Amendment to Rights Agreement between the Registrant and ChaseMellon Shareholder Services, dated as of January 15, 1999 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 1999)
4.4	Amendment to Rights Agreement dated January 18, 2005 (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2005).
10.1	Form of Unit Purchase Agreement dated December 31, 2001 (incorporated by reference to Exhibit (i) to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2002)
10.2	Form of Warrant (incorporated by reference to Exhibit (ii) to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2002)
10.3	Form of Unit Subscription Agreement dated June 30, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)
10.4	Form of Warrant dated June 30, 2003 (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)
10.5	Form of Debenture dated June 30, 2003 (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)
10.6	Form of Security Agreement between the Registrant and Orin Hirschmann dated June 30, 2003 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)
**10.7	Fourth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to Appendix B to the Registrant's revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004)
**10.8	Sixth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to Appendix A to the Registrant's revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004)
**10.10	Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Registrant's revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004)
**10.11	1990 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
10.12	Ninth Amendment to Lease between the Registrant and Jane Crocker, formerly Jane C. Jacobs, as Trustee under the Jane C. Jacobs Trust Agreement dated October 5, 1990 ("Crocker") and Norman E. MacKay ("MacKay") dated as of April 29, 2003 (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2004 filed with the Securities and Exchange Commission on June 29, 2004) 10.12
**10.13	Form of Non-Qualified Stock Option Agreement for Employees from the Sixth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004)
**10.14	Form of Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004)
**10.16	Employment Agreement between the Registrant and Thomas Mika dated as of August 12, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 filed with the Securities and Exchange Commission on June 27, 2003)
**+10.17	Employment Agreement between the Registrant and Andy Clarke dated as of May 28, 2004
**+10.18	Employment Agreement between the Registrant and Steve Selbrede dated as of May 3, 2004
16.11	Letter of PriceWaterhouseCoopers LLP to the Securities and Exchange Commission dated July 13, 2004 (incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2004)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
23.1	Consent of Independent Registered Public Accounting Firm – Moss Adams LLP
23.2	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP
24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

** Management contract for compensatory plan or arrangement. + Filed herewith.

TEGAL CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2003, 2004, 2005

Description	Balance At Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance At End of Year
Year ended March 31, 2003:
Allowances for doubtful accounts	339	64	—	(238)	165
Sales returns and allowances	43	44	—	(65)	22
Cash discounts	17	16	—	(7)	26
Year ended March 31, 2004:
Allowances for doubtful accounts	165	64	—	(19)	210
Sales returns and allowances	22	38	—	(1)	59
Cash discounts	26	(20)	—	(5)	1
Year ended March 31, 2005:
Allowances for doubtful accounts	210	335	—	(3)	542
Sales returns and allowances	59	(69)	—	—	(10)
Cash discounts	1	6	—	(6)	1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEGAL CORPORATION By: /s/ THOMAS R. MIKA Thomas R. Mika President & Chief Executive Officer
Dated: June 29, 2005

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas R. Mika, his or her attorney-in-fact, with the powers of substitution, for him or her in any and all capacities, to sign any amendments to this Report of Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS R. MIKA Thomas R. Mika	President and Chief Executive Officer (Principal Executive Officer)	June 29, 2005
/s/ CHRISTINE T. HERGENROTHER Christine T. Hergenrother	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2005
/s/ BRAD MATTSON Brad Mattson	Chairman of the Board	June 29, 2005
/s/ EDWARD A. DOHRING Edward A. Dohring	Director	June 29, 2005
/s/ JEFFREY M. KRAUSS Jeffrey M. Krauss	Director	June 29, 2005
/s/ DUANE WADSWORTH Duane Wadsworth	Director	June 29, 2005

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Tegal Corporation, SFI Acquisition Corp., Sputtered Films, Inc. and the Shareholder Agent dated as of August 13, 2002 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2002)
2.2	Asset Acquisition Agreement by and between Tegal Corporation and First Derivative Systems, Inc., dated April 28, 2004 (incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004)
3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibits 3(i).1 and 3(i).2 included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
3.2	Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (File No. 333-108921) declared effective by the Securities and Exchange Commission on October 14, 2003)
3.3	By-laws of Registrant (incorporated by reference to Exhibit 3(ii) included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
4.2	Rights Agreement between the Registrant and ChaseMellon Shareholder Services dated as of June 11, 1996 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 1996)
4.3	First Amendment to Rights Agreement between the Registrant and ChaseMellon Shareholder Services, dated as of January 15, 1999 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 1999)
4.4	Amendment to Rights Agreement dated January 18, 2005 (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2005).
10.1	Form of Unit Purchase Agreement dated December 31, 2001 (incorporated by reference to Exhibit (i) to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2002)
10.2	Form of Warrant (incorporated by reference to Exhibit (ii) to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2002)
10.3	Form of Unit Subscription Agreement dated June 30, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)
10.4	Form of Warrant dated June 30, 2003 (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)
10.5	Form of Debenture dated June 30, 2003 (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)
10.6	Form of Security Agreement between the Registrant and Orin Hirschmann dated June 30, 2003 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)
**10.7	Fourth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to Appendix B to the Registrant's revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004)
**10.8	Sixth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to Appendix A to the Registrant's revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004)
**10.10	Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Registrant's revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004)
**10.11	1990 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
10.12	Ninth Amendment to Lease between the Registrant and Jane Crocker, formerly Jane C. Jacobs, as Trustee under the Jane C. Jacobs Trust Agreement dated October 5, 1990 ("Crocker") and Norman E. MacKay ("MacKay") dated as of April 29, 2003 (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2004 filed with the Securities and Exchange Commission on June 29, 2004) 10.12
**10.13	Form of Non-Qualified Stock Option Agreement for Employees from the Sixth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004)
**10.14	Form of Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004)
**10.16	Employment Agreement between the Registrant and Thomas Mika dated as of August 12, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 filed with the Securities and Exchange Commission on June 27, 2003)
**+10.17	Employment Agreement between the Registrant and Andy Clarke dated as of May 28, 2004
**+10.18	Employment Agreement between the Registrant and Steve Selbrede dated as of May 3, 2004
16.11	Letter of PriceWaterhouseCoopers LLP to the Securities and Exchange Commission dated July 13, 2004 (incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2004)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
23.1	Consent of Independent Registered Public Accounting Firm – Moss Adams LLP
23.2	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP
24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

** Management contract for compensatory plan or arrangement. + Filed herewith.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Nos. 333-12473, 333-66781, 333-88373, 333-51294, 333-110650 and 333-119272), Form S-2 (No. 333-83840) and Forms S-3 (Nos. 333-38086, 333-94093, 333-107422, 333-108921, 333-113045, 333-116980 and 333-118641) of our report on the audit of the consolidated financial statements of Tegal Corporation as of March 31, 2005, and for the year then ended. Our report, which is dated May 27, 2005 appears in Tegal Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005.

/s/ Moss Adams, LLP

Santa Rosa, California
June 28, 2005

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Nos. 333-12473, 333-66781, 333-88373, 333-51294, 333-110650 and 333-119272), Form S-2 (No. 333-83840) and Forms S-3 (Nos. 333-38086, 333-94093, 333-107422, 333-108921, 333-113045, 333-116980 and 333-118641) of Tegal Corporation of our report dated June 25, 2004 relating to the consolidated financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers, LLP

San Jose, California
June 28, 2005

EXHIBIT 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas R. Mika, certify that:

1.	I have reviewed this annual report on Form 10-K of Tegal Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: June 29, 2005	/s/ THOMAS R. MIKA
Thomas R. Mika Chief Executive Officer and President

EXHIBIT 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christine Hergenrother, certify that:

1.	I have reviewed this annual report on Form 10-K of Tegal Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: June 29, 2005	/s/ CHRISTINE T. HERGENROTHER
Christine T. Hergenrother Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

        In connection with the Annual Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-K for the year ending March 31, 2004 as filed with the Securities and Exchange Commission (the “Report”), I, Thomas R. Mika, President and Chief Executive Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/     Thomas R. Mika
Chief Executive Officer and President
June 29, 2004

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

        In connection with the Annual Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-K for the year ending March 31, 2005 as filed with the Securities and Exchange Commission (the “Report”), I, Christine Hergenrother, Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/     Christine T. Hergenrother
Chief Financial Officer
June 29, 2004