Form 10-K/A
period 2005-03-31
TEGAL CORP /DE/
filed 2005-07-29
CIK 931059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
Form 10-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE

See Explanatory Notes

EXPLANATORY NOTE

        We are filing this amended Annual Report on Form 10-K/A (the “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, as filed with the Securities and Exchange Commission on June 29, 2005 (the “10-K”). The principal purpose of the Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2005 Annual Meeting of Stockholders and to correct typographical errors in the additional paid-in capital numbers in the Consolidated Balance Sheet and the Consolidated Statements of Stockholders’ Equity for fiscal year ended 2004.

TABLE OF CONTENTS

	PART I	Page
Item 1.	Business	3
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10

	PART IV
Item 15.	Exhibits, Financial Statement Schedules	66
	Signatures	70

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

Item 8. Financial Statements and Supplementary Data

TEGAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, ——————
	2005 ———	2004 ———
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,093	$7,049
Accounts receivable, net of allowances for sales returns and doubtful accounts of $533 and $270 at March 31, 2005 and 2004, respectively	1,897	4,729
Inventories	5,140	3,719
Prepaid expenses and other current assets	641	905

Total current assets	14,771	16,402
Property and equipment, net	3,342	4,039
Intangible assets, net	1,796	1,190
Other assets	183	1,027

Total assets	$20,092	$22,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and bank lines of credit	$159	$2,450
2% Convertible debentures, net	—	74
Accounts payable	3,607	1,645
Accrued product warranty	252	366
Deferred revenue	122	440
Accrued expenses and other current liabilities	2,575	2,604

Total current liabilities	6,715	7,579
Long-term portion of capital lease obligations	13	26
Other long term obligations	64	98

Total long term liabilities	77	124

Total liabilities	6,792	7,703

Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 52,843,520 and 36,583,850 shares
issued and outstanding at March 31, 2005 and 2004, respectively	528	366
Additional paid-in capital	99,156	85,376
Accumulated other comprehensive income	(110)	124
Accumulated deficit	(86,274)	(70,911)

Total stockholders' equity	13,300	14,955

Total liabilities and stockholders' equity	$20,092	$22,658

        See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31, ———————————————
	2005 ————	2004 ————	2003 ————
	(In thousands, except share and per share data)
Revenue	$14,888	$16,528	$14,100
Cost of revenue	11,621	11,881	14,166

Gross profit (loss)	3,267	4,647	(66)

Operating expenses:
Research and development expenses	5,772	3,305	4,815
Sales and marketing expenses	2,905	2,347	2,922
General and administrative expenses	6,459	3,973	4,814
In-process research and development	1,653	2,202	—

Total operating expenses	16,789	11,827	12,551

Operating loss	(13,522)	(7,180)	(12,617)
Interest expense, net	(2,064)	(5,521)	(329)
Other income, net	223	99	321

Total other expense, net	(1,841)	(5,422)	(8)

Net loss	$(15,363)	$(12,602)	$(12,625)

Net loss per share:
Basic and diluted	$(0.33)	$(0.56)	$(0.82)
Weighted average shares used in per share computations:
Basic and diluted	46,879	22,442	15,311

        See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares —————	Common Stock Amount —————	Additional Paid-in Capital —————	Accumulated Other Comprehensive Income —————	Accumulated Deficit —————	Total Stock- Holders' Equity —————	Compre- hensive Loss —————
	(In thousands, except share and per share data)
Balances at March 31, 2002	14,310,938	143	67,315	512	(45,684)	22,286
Common stock issued under option and
stock purchase plans	55,412	1	25	—	—	26
Common stock issued for acquisition	1,499,987	15	1,170	—	—	1,185
Common stock issued for services
rendered	225,425	2	102	—	—	104
Warrants and options to purchase common
stock issued for services rendered	—	—	194	—	—	194
Net loss	—	—	—	—	(12,625)	(12,625)	$(12,625)
Cumulative translation adjustment	—	—	—	(47)	—	(47)	(47)

Total comprehensive loss	—	—	—	—	—	—	$(12,672)

Balances at March 31, 2003	16,091,762	161	68,806	465	(58,309)	11,123

Common stock issued under option and
stock purchase plans	90,269	1	68	—	—	69
Common stock issued for acquisition	1,499,994	15	2,327	—	—	2,342
Restricted stock issued for services
rendered	158,311	—	332	—	—	332
Options and warrants, issued in
previous years, exercised for
services rendered	470,899	6	399	—	—	405
Warrants and options to purchase common
stock issued for services rendered	—	—	756	—	—	756
Debentures - value of Beneficial
conversion feature	—	—	5,190	—	—	5,190
Debentures - fair value of warrants
issued to investors and brokers	—	—	1,724	—	—	1,724
Debentures - interest & accelerated
discount	—	—	4,033	—	—	4,033
Debentures - debt issuance in form of
warrants	—	—	784	—	—	784
Debentures - converted to shares	15,685,769	157	(157)	—	—	—
Debentures - interest converted to
shares	95,609	1	(1)	—	—	—
Debentures - investor warrants exercised	892,497	9	437	—	—	446
Debentures - broker warrants exercised	1,536,605	15	522	—	—	537
Private Institutional Offering December
2001 - warrants exercised	62,135	1	156	—	—	157
Net loss	—	—	—	—	(12,602)	(12,602)	$(12,602)
Cumulative translation adjustment	—	—	—	(341)	—	(341)	(341)

Total comprehensive loss	—	—	—	—	—	—	$(12,943)

Balances at March 31, 2004	36,583,850	$366	$85,376	$124	$(70,911)	$14,955

Common stock issued under option and
stock purchase plans	89,183	1	97	—	—	98
Common stock issued for acquisition	1,410,632	14	2,328	—	—	2,342
Options and Warrants issued for
services rendered	—	—	—	—	—	—
Warrants and options to purchase common
stock issued for services rendered	—	—	339	—	—	339
Debentures - value of Beneficial
conversion feature	—	—	1,811	—	—	1,811
Debentures - interest & accelerated
discount	—	—	—	—	—	—
Debentures - converted to shares	4,785,659	48	(48)	—	—	—
Debentures - interest converted to
shares	39,459	—	—	—	—	—
Debentures - investor & advisor
warrants exercised	1,426,720	14	338	—	—	352
Private Institutional Offering December
2001 - warrants exercised	1,686	—	—	—	—	—
Kingsbridge	8,506,331	85	8,915	—	—	9,000
Net loss	—	—	—	—	(15,363)	(15,363)	$(15,363)
Cumulative translation adjustment	—	—	—	(234)	—	(234)	(234)
Total comprehensive loss	—	—	—	—	—	—	$(15,597)

Balances at March 31, 2005	52,843,520	$528	$99,156	$(110)	$(86,274)	$13,300

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

Inventories

        Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish a provision for inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory provision may be required, as was the case in the third quarter of fiscal 2004. The excess and obsolete provision is only released if and when the related inventory is sold or scrapped. Inventories are net of provisions of $8,282, $7,839, and $6,679 in fiscal years 2005, 2004 and 2003 respectively.

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

/s/ Moss Adams LLP

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

Item 9B. Other Information

        None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Board of Directors

        The following table sets forth information regarding our directors as of March 31, 2005.

Name	Age	Director Since
Edward A. Dohring	71	1996
Jeffrey M. Krauss	48	1992
Brad S. Mattson	50	2005
H. Duane Wadsworth	68	2002

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

        Jeffrey M. Krauss has served as a director of Tegal since June 1992. Since April 2000, Mr. Krauss has been a Managing Member of Psilos Group Managers, LLC, a New York based venture capital firm, and a Managing Member of the general partner of Psilos Group Partners I, LP, Psilos Group Partners II, LP, and Psilos Group Partners II SBIC, LP, each a venture capital partnership. From 1990 until April 2000, Mr. Krauss was a general partner of the general partner of Nazem & Company III, L.P. and Nazem & Company IV, L.P., both venture capital funds. He was also a general partner of The Transatlantic Fund, a joint venture between Nazem & Company and Banque Nationale de Paris of France. Prior to joining Nazem & Company, Mr. Krauss was a corporate attorney with the law firm of Simpson Thacher & Bartlett, where he specialized in leveraged buyout transactions. He currently serves as Chairman of the Board of Quovadx, Inc and as a director of APS Healthcare, Inc., One Shield, Inc., Cohesive Technologies, Inc., Valera Pharmaceuticals, Inc. and VersaMed Corporation.

        Brad S. Mattson joined Tegal as the Chairman of the Board in March 2005. Mr. Mattson is a well known executive and entrepreneur in the Semiconductor Equipment industry. Most recently Mr. Mattson was founder, CEO and Chairman of Mattson Technology where he developed the Aspen platform and Strip system, and from which he retired in 2001. Previous to that he was founder, CEO, and Chairman at Novellus Systems where he developed and introduced the Concept One system which launched the company. Prior to that Mr. Mattson held various management, marketing, and technical positions at Applied Material and LFE Corporation.. He is a member of the Board of Regents of Santa Clara University and of the Board of Directors of Semiconductor Equipment and Material International (“SEMI”), and SET, an etch R&D company. Mr. Mattson has been honored with the Entrepreneur of the Year Award in 1988, and the Distinguished Alumni Award from San Jose State University. He also holds 12 patents in various semiconductor equipment and process related areas. Mr. Mattson holds a Bachelor of Science degree in Aeronautics from San Jose State University and a Master’s degree in Finance from Santa Clara University.

        H. Duane Wadsworth was appointed to the Board of Directors in November, 2002. He has served as President of Wadsworth-Pacific Manufacturing Associates, a supplier of electronics to semiconductor manufacturers, since 1963. He also serves as a director of Micro-Mechanics Ltd. (Holding), Singapore and the Semiconductor Equipment and Material International (“SEMI”) Board of Directors.

        There are no family relationships between any of our directors or executive officers.

Executive Officers

        The following table sets forth information regarding our executive officers as of March 31, 2005.

Name	Age	Position
Brad S. Mattson Thomas R. Mika Christine T. Hergenrother Steven Selbrede Vahan Tchakerian Andrew P. Clarke	50 53 39 53 44 45	Chairman of the Board of Directors
President and Chief Executive Officer
Vice President and Chief Financial Officer
Vice President and Chief Technology Officer
Vice President, Sales and Field Operations for North America
Vice President Strategic PVD Products

        Brad S. Mattson joined Tegal as the Chairman of the Board in March 2005. Mr. Mattson is a well known executive and entrepreneur in the semiconductor equipment industry. Most recently Mr. Mattson was founder, CEO and Chairman of Mattson Technology, where he developed the Aspen platform and Strip system, and from which he retired in 2001. Previous to that he was founder, CEO, and Chairman at Novellus Systems where he developed and introduced the Concept One system which launched the company. Prior to that Mr. Mattson held various management, marketing and technical positions at Applied Material and LFE Corporation. He is a member of the Board of Regents of Santa Clara University and of the Board of Directors of Semiconductor Equipment and Material International (SEMI) and SET, an etch R&D company. Mr. Mattson has been honored with the Entrepreneur of the Year Award in 1988, and the Distinguished Alumni Award from San Jose State University. He also holds 12 patents in various semiconductor equipment and process related areas. Mr. Mattson holds a Bachelor of Science degree in Aeronautics from San Jose State University and a Master’s degree in Finance from Santa Clara University.

        Thomas R. Mika was appointed our President and Chief Executive Officer in March 2005. Mr. Mika has more than 25 years of senior management, finance and consulting experience. Serving on our Board of Directors of Tegal since 1992, Mr. Mika played a key role in managing the activities leading to our initial public offering in 1995. He has been head of the Compensation Committee, a member of the Audit Committee and was one of the longest serving member on our Board of Directors until his appointment as Executive Vice President & Chief Financial Officer in August 2002. Prior to becoming our Executive Vice President and Chief Financial Officer, Mr. Mika founded IMTEC, a boutique investment firm active in the management of several companies. In addition to completing multiple private equity financings, joint ventures, acquisitions and license agreements on behalf of his clients, he took senior positions with Soupmasters International, Inc., where he was its President & CEO, and Disc International, Ltd., a software firm, where he served as its Chief Executive. Mr. Mika was also a director of Metrologix, a semiconductor metrology company, from the time of its initial start-up until its sale to KLA-Tencor Corp. Prior to forming IMTEC, Mr. Mika was a managing consultant with Cresap, McCormick & Paget and a policy analyst for the National Science Foundation. He holds a Bachelor of Science degree in microbiology from the University of Illinois at Urbana-Champaign and a Master of Business Administration degree from the Harvard Graduate School of Business, where he was a Harvard University Fellow.

        Christine Hergenrother was appointed our Vice President, Chief Financial Officer, Secretary and Treasurer in March 2005. Prior to that, Ms. Hergenrother served as our Director of Corporate Development since June 2004, with principal responsibility for Sarbanes-Oxley and general SEC compliance matters. Between September 2002 and March 2004, Ms. Hergenrother was the Corporate Controller of Amarin Pharmaceuticals, Inc. From February 1997 until September 2002, Ms. Hergenrother held increasingly responsible positions within the finance department of Tegal. Prior to Tegal, she was a senior accountant at Mindscape Inc. and a staff auditor at the firm of Pisenti & Brinker, LLP. Ms. Hergenrother holds a Bachelor of Science degree in Business Management from Illinois State University. Ms. Hergenrother is a member of the American Institute of Certified Public Accountants and the California Society of CPA’s.

        Steven Selbrede joined Tegal as Vice President and Chief Technology Officer in May 2004. In this capacity, he is responsible for coordinating, developing and overseeing the technical direction of the corporation. Mr. Selbrede is a 27-year veteran of the semiconductor industry, most recently employed as an independent consultant, and previously holding senior Research & Development management positions with Mattson Technology, where he was employed since 1994, Watkins Johnson, Genus, Samsung and National Semiconductor. Mr. Selbrede was responsible for the development of the Mattson ICP Strip and Aspen III PECVD tools. He holds a Master’s degree in Physics from The University of Illinois and a Master’s degree in Materials Science and Engineering from Stanford University.

        Vahan Tchakerian joined Tegal as Vice President of Sales and Field Operations in June 2004. From 2002 to 2004, Mr. Tchakerian was Vice President of Sales, North America for FEI Company, a leading supplier of 3D structural process management systems. In 2001, Mr. Tchakerian served as Director of Sales for SEZ America, a supplier of surface preparation equipment, and in 2000 was Vice President of Sales and Business Development for Cetec Automation. Mr. Tchakerian is a 20-year veteran of the semiconductor industry and a co-founder of Jasmine Sales Group, a manufacturer’s rep company, serving as its President from 1993 until 2000. Previously he was with Prism Technologies and DuPont Photomasks. Mr. Tchakerian holds a Bachelor of Science degree in Chemical Engineering from the University of California, Berkeley.

        Andrew Clarke has been working in PVD since 1989, when he joined Sputtered Films, Inc. (“SFI”), as a physicist. He worked 10 years at SFI with the founder, his father Peter Clarke, on the development and marketing of production sputtering systems. Between 1992 and 1999, Mr. Clarke oversaw development and marketing of the Endeavor PVD cluster tool systems. In 1999, Mr. Clarke left SFI and founded First Derivative Systems, Inc. (“FDSI”), a spin-off of SFI, to develop advanced architecture PVD systems for 300-mm wafer production. His team at FDSI successfully demonstrated their 300-mm PVD system to first tier customers in 2003, resulting in their acquisition by Tegal Corporation in 2004. Since 2004, Mr. Clarke has served as director of product development and subsequently as Vice President, Strategic PVD Products. Mr. Clarke holds seven U.S. patents in sputtering technology, and has authored several papers on material science and sputtering technology. Mr. Clarke holds a Bachelor of Science degree in Physics from the University of California, Santa Barbara, has completed his graduate studies in physics at the Utah State University and was a U.S. Department of Energy Graduate Fellow.

Audit Committee

        The Audit Committee, consisting of Messrs. Dohring, Krauss (Chairman) and Wadsworth for fiscal 2005, reviews the adequacy of internal controls and the results and scope of the audit and other services provided by our independent auditors. The Audit Committee meets periodically with management and the independent auditors. The Audit Committee held seven meetings in fiscal 2005. The Board of Directors adopted an Audit Committee Charter, a copy of which is posted on our website at http//www.tegal.com. Each member of our Audit Committee meets the enhanced independence standards established by the Sarbanes-Oxley Act of 2002 and related rulemaking of the Securities and Exchange Commission (the “SEC”). The Board of Directors has further determined that Jeffrey M. Krauss, Chairman of the Audit Committee, is an “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S–K promulgated by the SEC, by virtue of his relevant experience listing in his biographical summary provided above in the section entitled “Board of Directors.”

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

        To our knowledge, based solely on our review of such reports or written representations from certain reporting persons, we believe that all of the filing requirements applicable to our officers, directors, greater than 10% beneficial owners and other persons subject to Section 16 of the Exchange Act were complied with during the year ended March 31, 2005, with the exception of two Form 3 filings for Messrs. Clarke and Mattson, which were due on March 16 and March 2, 2005 but were filed on March 31 and March 30, 2005, respectively and four late Form 4 filings for Messrs. Clarke, Tchakerian, Selbrede and Mika with regard to stock options granted, which were due on March 29, 2005 for Mr. Clarke and March 15, 2005, for Messrs. Tchakerian, Selbrede and Mika, but were filed on March 31, 2005 and March 16, 2005, respectively.

Code of Business Conduct and Ethics

        We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Business Conduct and Ethics is posted on our website at http://www.tegal.com.

Item 11.   Executive Compensation

        The following table shows, for the fiscal years ended March 31, 2003, 2004 and 2005, the cash compensation paid by us and our subsidiaries as well as certain other compensation paid or accrued for those years for services in all capacities to the person serving as the Chief Executive Officer during fiscal 2005 and the other three most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in fiscal 2005(the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Long Term Compensation Securities Underlying Options	All Other(1) Compensation($)
Michael L. Parodi	2005	243,137	—	—	30,614
Chairman of the Board, President	2004	193,838	—	900,000	17,146
And Chief Executive Officer+	2003	199,607	—	—	17,146

Thomas R. Mika	2005	175,049	—	300,000	7,867
Chief Financial Officer and	2004	131,928	—	600,000	7,351
Executive Vice	2003	88,166	4,400	100,000	1,800
President/President and Chief Executive Officer+

Steven Selbrede	2005	168,505	20,000	266,500	429
Vice President and Chief Technology	2004	—	—	11,640	—
Officer	2003	—	—	—	—

Vahan Tchakerian	2005	156,013	—	317,882	1,951
Vice President, Sales and Field	2004	—	—	—	—
Operations, North America	2003	—	—	—	—

Carole Anne Demachkie	2005	108,494	—	—	429
Vice President, General Manager	2004	136,158	24,000	250,000	158
Sputtered Films, Inc.+	2003	55,539	—	30,000	79

_________________

+   Mr. Parodi served as Chairman of the Board, President and Chief Executive Officer until his resignation in March 2005. Mr. Mika served as the Executive Vice President and Chief Financial Officer until March 2005, at which time he accepted the position as
    President and Chief Executive Officer. Carole Anne Demachkie served as Vice President and General Manager of Sputtered Films
    Division until her resignation in February 2005.

(1) Other compensation in fiscal 2005 consists of 401(k) and employer match contributions made by us, commissions paid to Mr.
    Tchakerian in the amount of $1,078, severance paid to Mr. Parodi in the amount of $14,711 and, for Messrs. Parodi, Mika and
    Tchakerian, $15,400, $7,200 and $299, respectively in car allowances paid by us.  Other compensation in fiscal 2004 consists of
    401(k) contributions made by us, and, for Messrs. Parodi and Mika, $16,800 and $7,200, respectively, in car allowances paid by
    us. Other compensation in fiscal 2003 consists of 401(k) contributions made by us and, for Mr. Parodi, $16,800 in car allowances paid by us.

Option Grants in Fiscal 2005

        The following table sets forth information regarding grants of stock options we granted during fiscal 2005 to the Named Executive Officers.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Shares of Common Stock Underlying Option Granted	Percentage of Total Options Granted to Employee in Fiscal Year 2005	Exercise or Base Price Per Share	Expiration Date	5%	10%
Michael L. Parodi	—	—	—	—	—	—
Thomas R. Mika	50,000	2%	$1.03	3/11/15	$32,388	$82,078
	250,000	11%	$1.03	3/11/15	$161,940	$410,389
Steven Selbrede	100,000	5%	$1.32	5/18/14	$83,014	$210,374
	150,000	7%	$1.30	5/18/14	$117,037	$293,516
	16,500	1%	$1.03	3/11/15	$10,688	$27,086
Vahan Tchakerian	200,000	9%	$1.32	5/20/14	$164,536	$416,115
	100,000	5%	$1.30	6/15/14	$78,805	$198,067
	17,882	1%	$1.03	3/11/15	$11,583	$29,354
Carole Anne Demachkie	—	—	—	—	—	—

Director Compensation

        Our outside directors currently receive an annual $12,000 retainer for service on the Board of Directors, meeting fees of $1,500 per board meeting ($750 per meeting for special meetings held telephonically) and $1,125 per committee meeting not held in conjunction with a full board meeting ($500 per meeting for committee meetings held telephonically). Furthermore, directors may be reimbursed for certain expenses in connection with attendance at board and committee meetings. Additionally, each committee chair shall receive an annual chair retainer of $5,000 for the Audit Committee chair, $3,000 for the Compensation Committee chair and $3,000 for the Nominating Committee chair. In addition, we provide the Option Plan for Outside Directors, pursuant to which non-employee directors automatically receive an option to purchase 50,000 shares of our common stock upon such director’s initial election or appointment to our Board of Directors. In addition, each non-employee director is eligible to receive an option to purchase 25,000 shares of our common stock on the date of each annual meeting of our stockholders at which such director is re–elected to our Board of Directors.

Compensation Committee Report

        The information set forth below shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

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

        The Board of Directors has approved a severance arrangement for our executive officers in the event of a change of control of Tegal. If an executive officer is terminated as a result of a change of control, we shall continue to pay such executive officer’s base salary and certain benefits for a period of 12 months.

Bonus Programs

        In order to motivate executives and managers in the attainment of our annual goals and to enhance our ability to attract and retain key managerial employees through a competitive compensation package, we have adopted an annual performance bonus plan for executives and managers designated by the Chief Executive Officer and approved by the Board of Directors. Each designated position has an annual bonus incentive target expressed as a percentage of that executive’s or manager’s base salary. The attainment of the target bonus is determined by the degree to which an individual achieves specific annual objectives determined annually and reviewed and approved by the Board of Directors for all executives who report directly to the Chief Executive Officer, and by the degree to which we achieve our annual financial plan. Unless specifically directed by the Board of Directors, no bonuses are to be paid unless we realize a minimum of five percent profit before taxes as a percent of revenue. Incentives are prorated if we exceed or fall short of our annual financial plan goals, with the incentive maximums capped at 250% of target bonus amounts.

Stock Options

        We provide long-term incentive compensation through our equity plan which generally gives the Board of Directors authority to grant stock options as well as other types of awards. Stock options are designed to align the interests of executives and key personnel with those of our stockholders. The Board of Directors believes that significant equity interests in Tegal held by our management serve to retain and motivate management.

        The Board of Directors’ decision whether to grant options and the number of options is based primarily on the individual executive’s responsibility, performance and existing stock ownership. In fiscal 2005, the Board of Directors considered awards based on the Board of Directors’ assessment of the individual executive’s contribution to our success in meeting our financial goals. This assessment was based primarily on our earnings and the level of the executive’s responsibility. The awards also were based on non-financial performance measures such as individual performance, the recommendations of the Chief Executive Officer and the success in implementing our long-term strategic plan. We expect that most awards under our 1998 Equity Participation Plan will be stock options that will generally be granted with an exercise price equal to the market price of the common stock on the date of grant.

Chief Executive Officer Compensation

        The Compensation Committee is charged with establishing the objectives and compensation of Thomas R. Mika, our Chief Executive Officer, who is responsible for our strategic and financial performance. Mr. Mika became the Chief Executive Officer in March 2005. The Compensation Committee determines our Chief Executive Officer’s compensation package based upon the general factors discussed above and upon an evaluation of compensation paid to chief executive officers at comparable public companies and other companies in our industry.

    Mr. Mika’s current annual salary is $250,000 In addition, Mr. Mika is eligible to receive an amount not less than 35% of his base salary upon the achievement of certain goals established by the Board of Directors at the beginning of each fiscal year. For fiscal 2005, Mr. Mika did not receive a bonus, however, subsequent to the end of the fiscal year, the Committee did authorize the payment of a cash bonus and stock (in the form of restricted stock units) for the successful completion of a financing. The Board of Directors determines the actual bonus payable based upon the recommendation of the Compensation Committee. Such recommendation by the Compensation Committee is based on our overall performance against specific strategic and financial goals that are determined at the beginning of the fiscal year.

        The Compensation Committee and Mr Mika believe that currently he is adequately incentivized to enhance profitability and stockholder value through his compensation package and his ownership of options. The Compensation Committee continues to retain the discretion to change the amount and form of compensation payable to Mr. Mika.

Conclusion

        Through the programs described above, a significant portion of the each executive’s compensation is now linked directly to our financial performance. The policy of these programs is to award bonuses based on our success as well as to provide incentives to executives to enhance our financial performance and long-term stockholder value.

                                                                       Edward A. Dohring
                                                                       Jeffrey M. Krauss
                                                                       H. Duane Wadsworth

Performance Graph

                                                 3/00       3/01       3/02      3/03         3/04       3/05
 Tegal Corporation..............................100.00.   45.28      18.11     5.74         32.45        21.58
 NASDAQ Stock Market (U.S.)....................100.00..   47.20      41.66     22.38        38.67        37.64
 Peer Group....................................100.00..   48.24      63.40     30.22        48.41        39.66

o        $100 Invested on 3/31/00 in stock or index, including investment of dividends. Fiscal year ending March 31.

o        + Peer group consists of the following companies: Applied Material Inc., Genus Inc., KLA-Tencor Corp., Lam Research Corp.,
         Mattson Technology, Inc., Novellus Systems, Inc. and Trikon Technologies, Inc.

Aggregated Option Exercises During 2005 Fiscal Year and 2005 Fiscal Year-End Option Values

        The following table sets forth information concerning exercise of stock options during fiscal 2005 by each of the Named Executive Officers and the value of options at the end of fiscal 2005.

Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 2005 Year-End(#)(a) (Exercisable/ Unexercisable)	Value of Unexercised In-The-Money Options at 2005 Year-End($)(a) (Exercisable/ Unexercisable)
Michael L. Parodi	—	—	922,500 /0	$90,000/$0
Thomas R. Mika	—	—	239,583 /760,417	$110,687/$312,312
Steve Selbrede	—	—	119,890 /158,250	$14,300/$22,800
Vahan Tchakerian	—	—	8,941/ 308,941	$3,576/$38,576
Carole Anne Demachkie	—	—	80,625/0	$40,044/$0

_________________

(a)

Potential unrealized value is (1) the fair market value at fiscal 2005 year-end ($1.43 per share) less the exercise price of “in-the-money” unexercised options times (2) the number of shares represented by such options.

Employment Contracts, Termination of Employment and Change–in–Control Arrangements

        See Item 13, “Certain Relationships and Related Transactions.”

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of March 31, 2005 for all of our equity compensation plans, including our 1998 Equity Participation Plan, our 1990 Stock Option Plan, our Equity Incentive Plan and our Stock Option Plan for Outside Directors.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by
security holders	11,964,205	$1.84	4,591,096	(1)
Equity compensation plans not approved by
security holders	—	—	—
Total	11,964,205	$1.84	4,591,096

_________________

(1)     Excludes 540,952 shares remaining available for future issuance under our Employee Qualified Stock Purchase Plan.

Principal Stockholders and Ownership of Stock by Management

        The following table sets forth information with respect to the beneficial ownership of shares of our common stock by our directors, the individuals named in the Summary Compensation Table, all directors and executive officers as a group and beneficial owners of more than 5% of our common stock as of July 15, 2005. For purposes of this proxy, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or dispose of securities, regardless of any economic interest therein. An asterisk denotes beneficial ownership of less than 1%.

Name of Beneficial Owner	Position	Shares Beneficially Owned(1)	Percent of Class(1)
Brad S. Mattson(2)	Chairman of the Board,	650,000	1.08%

Thomas R. Mika(3)	President & Chief Executive Officer	756,083	1.26%

Christine T. Hergenrother(4)	Vice President & Chief Financial Officer	20,000	*

Steven Selbrede(5)	Vice President & Chief Technology Officer	166,765	*

Vahan Tchakerian(6)	Vice President, Sales and Field Operations, North America	88,107	*

Andy Clarke(7)	Vice President, Strategic PVD Product	318,830	*

Michael L. Parodi(8)	Former Chairman of the Board, President and Chief Executive Officer	974,000	1.61%

Carole Anne Demachkie(9)	Former Vice President & General Manager, Sputtered Films, Inc.	2,293	*

Jeffrey M. Krauss(10)	Director	279,000	*

Edward A. Dohring(11)	Director	271,000	*

H. Duane Wadsworth(12)	Director	160,000	*

Directors and Executive Officers as a group (11 individuals)(13)		3,686,078	5.88%

5% Stockholders
Special Situations Funds(14)		5,464,806	8.80%

_________________

(1) Applicable percentage of ownership is based on 59,403,299 shares of common stock outstanding as of July 15, 2005. The number of shares of common stock beneficially owned and calculation of percent ownership of each person or group of persons named above, in each case, takes into account those shares underlying stock options that are currently exercisable, but which may or may not be subject to our repurchase rights held by such person or persons but not for any other person.

(2) Includes options to purchase 650,000 shares of common stock which are exercisable within 60 days and excludes options to purchase
    750,000 shares which are not so exercisable.

(3) Includes options to purchase 702,083 shares of common stock which are exercisable within 60 days and excludes options to purchase
    297,917 shares which are not so exercisable.

(4) Includes options to purchase 20,000 shares of common stock which are exercisable within 60 days and excludes options to purchase
    195,000 shares which are not so exercisable.

(5) Includes options to purchase 166,765 shares of common stock which are exercisable within 60 days and excludes options to purchase
    111,375 shares which are not so exercisable.

(6) Includes options to purchase 88,107 shares of common stock which are exercisable within 60 days and excludes options to purchase
    229,775 shares which are not so exercisable.

(7) Includes options to purchase 83,250 shares of common stock which are exercisable within 60 days and excludes options to purchase
    183,250 shares which are not so exercisable.

(8) Includes options to purchase 922,500 shares of common stock which are exercisable within 60 days and excludes options to purchase
    0 shares which are not so exercisable.

(9) Includes options to purchase 0 shares of common stock which are exercisable within 60 days and excludes options to purchase 0 shares which are not so exercisable.

(10) Includes options to purchase 250,000 shares of common stock which are exercisable within 60 days and excludes options to purchase 0 shares which are not so exercisable.

(11) Includes options to purchase 270,000 shares of common stock which are exercisable within 60 days and excludes options to purchase 0 shares which are not so exercisable.

(12) Includes options to purchase 120,000 shares of common stock which are exercisable within 60 days and excludes options to purchase 0 shares which are not so exercisable.

(13) Includes options to purchase 3,272,705 shares of common stock which are exercisable within 60 days and excludes options to purchase 1,767,317 shares which are not so exercisable.

(14) Includes 2,800,000 shares of common stock and 2,664,806 shares of common stock underlying warrants beneficially owned by Special Situations Funds. Special Situations Fund III, L.P., holds 1,495,200 shares of common stock and 747,600 shares of common stock underlying warrants; Special Situations Cayman Fund, L.P., holds 378,000 shares of common stock and 189,000 shares of common stock underlying warrants;  Special Situations Private
    Equity Fund, L.P., holds 389,760 shares of common stock and 940,823 shares of common stock underlying warrants; Special Situations Technology Fund, L.P., holds 73,640 shares of common stock and 121,805 shares of common stock underlying warrants; and Special Situations Technology Fund II, L.P., holds 463,400 shares of common stock and 665,578 shares of common stock underlying warrants.  MGP Advisers Limited (“MGP”) is the general partner of Special Situations Fund III, L.P.  AWM Investment Company, Inc. (“AWM”) is the general partner of MGP and the general partner of and investment adviser to the Special Situations Cayman Fund, L.P.
    SST Advisers, L.L.C. (“SSTA”) is the general partner of and investment adviser to the Special Situations
    Technology Fund, L.P. and the Special Situations Technology Fund II, L.P. MG Advisers, L.L.C. (“MG”) is the
    general partner of and investment adviser to the Special Situations Private Equity Fund, L.P.  Austin W.
    Marxe and David M. Greenhouse are the principal owners of MGP, AWM, SSTA and MG.  Through their control of
    MGP, AWM, SSTA and MG, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above  Special Situations Funds are located at 153 E. 53rd Street, New
    York, NY 10022. These funds have the right to purchase additional shares subject to stockholder approval.
    See our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005.

Item 13.  Certain Relationships and Related Transactions

        Since April 1, 2004, there has not been, nor is there currently planned, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $60,000 and in which any director, nominee for director, executive officer or holder of more than 5% of our capital stock or any member of their immediate families had or will have a direct or indirect material interest other than the agreements and transactions described below.

Management Contracts

    Mr. Mika serves as our President and Chief Executive Officer pursuant to an employment agreement which renews annually. Mr. Mika is eligible for a discretionary annual bonus not less than 35% of his base salary and was granted options in August 2002 with a four-year vesting period at the commencement of his employment. In addition, we agreed to reimburse Mr. Mika for his actual costs incurred in moving to California. We may terminate his employment with or without cause and Mr. Mika may terminate his employment with us upon thirty days prior written notice. If we terminate his employment without cause, Mr. Mika is entitled to receive his salary and benefits for 12 months following the date of such termination and up to 18 months should Mr. Mika remain continuously unemployed. If Mr. Mika voluntarily leaves the company for “good reason,” Mr. Mika is entitled to receive up to 18 months of salary and benefits.

    Mr. Selbrede serves as our Vice President, Chief Technology Officer. Mr.Selbrede is eligible for any incentive bonus payments from time to time in accordance with any incentive bonus program then in effect. Stock options in the amount of 250,000 shares were granted in May of 2004 with a 4-year vesting schedule. In addition, we agreed to reimburse Mr. Selbrede for his actual costs not to exceed $15,000 incurred in relocating to the Petaluma, CA area. We may terminate his employment with or without cause and Mr. Selbrede may terminate his employment with us upon fourteen days prior written notice. If we terminate his employment without cause, Mr. Selbrede is entitled to receive his salary and benefits for 6 months following the date of such termination. If Mr. Selbrede voluntarily leaves the company for “good reason,” he is not entitled to any salary and benefit continuation.

    Mr. Clarke serves as our Vice President, Stategic PVD products. Mr. Clarke is eligible for any incentive bonus payments from time to time in accordance with any incentive bonus program then in effect. Stock options in the amount of 200,000 shares were granted in May of 2004 with an incentive based vesting schedule. In addition, we agreed to reimburse Mr. Clarke for his actual costs not to exceed $20,000 incurred in relocating to the Petaluma, CA area. We may terminate his employment with or without cause and Mr. Clarke may terminate his employment with us upon fourteen days prior written notice. If we terminate his employment without cause, Mr. Clarke is entitled to receive his salary and benefits for 6 months following the date of such termination. If Mr. Clarke voluntarily leaves the company for “good reason,” he is not entitled to any salary and benefit continuation.

    In addition, the Board of Directors has approved a severance arrangement for executive officers in the event of a change of control of Tegal. If an executive officer is terminated as a result of a change of control, we shall continue to pay such executive officer’s base salary and certain benefits for a period of 12 months.

Item 14.   Principal Accountant Fees and Services

Audit Fees

        The aggregate fees billed for professional services rendered by Moss Adams LLP for the audit of our annual financial statements for the fiscal year ended March 31, 2005, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year ending March 31, 2005, and services that are normally provided by the Moss Adams LLP in connection with statutory and regulatory filings and engagements for that fiscal year were $205,385. The aggregate fees for the services listed above rendered by PricewaterhouseCoopers LLP for the fiscal year ending March 31, 2004 were $298,235.

Financial Information Systems Design and Implementation Fees

        Moss Adams LLP did not render any professional services to us of the type described in Rule 2-01(c)(4)(ii) of Regulation S-X during the fiscal year ended March 31, 2005.

Audit-Related Fees

        The aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services that were reasonably related to the performance of the audit or review of Tegal's financial statements and are not reported above under "Audit Fees" were $8,000 during the fiscal year ending March 31, 2005. Audit related fees were $5,000 during fiscal year ending March 31, 2004. The services for the fees disclosed under this category were for work done in relation to the Company's acquisition of Simplus Systems, Inc.

Tax Fees

        The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for tax compliance, tax advice, and tax planning were $3,500 during the fiscal year ending March 31, 2005 and $81,931 during the fiscal year ending March 31, 2004.

        The aggregate fees billed by Burr, Pilger & Mayer, LLP for professional services rendered for tax compliance, tax advice, and tax planning were $42,250 during the fiscal year ending March 31, 2005.

Audit Committee Pre-Approval Policies

        The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit services to be provided by the independent auditors. The Audit Committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors. The Chairman of the Audit Committee may specifically approve any service within the pre-approved audit and non-audit service category if the fees for such service exceed the maximum set forth in the policy, as long as the excess fees are not reasonably expected to exceed $50,000. Any such approval by the Chairman must be reported to the Audit Committee at its next scheduled meeting. The general pre-approval fee levels for all services to be provided by the independent auditors are reviewed annually by the Audit Committee. The Company's non-audit services, other than the annual tax return, provided by PricewaterhouseCoopers LLP and Moss Adams LLP were 35% of the total audit fees for the fiscal year ended March 31, 2005. The Company's annual tax return services provided by Burr, Pilger & Mayer were 20% of the total audit fees for the fiscal year ended March 31, 2005.

PART IV

Item 15.   Exhibits, Financial Statement Schedule

      (a) The following documents are filed as part of this Form 10-K:

      (1) Financial Statements

        The Company’s Financial Statements and notes thereto appear in this Form 10-K according to the following Index of Consolidated Financial Statements:

      (2) Financial Statement Schedule

Page
Schedule II— Valuation and Qualifying Accounts	69

        Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the consolidated financial statements or related notes.

      (b) Exhibits

        The following exhibits are referenced or included in this report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Tegal Corporation, SFI Acquisition Corp., Sputtered Films, Inc. and the Shareholder Agent dated as of August 13, 2002 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2002)
2.2	Asset Acquisition Agreement by and between Tegal Corporation and First Derivative Systems, Inc., dated April 28, 2004 (incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004)
3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibits 3(i).1 and 3(i).2 included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
3.2	Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (File No. 333-108921) declared effective by the Securities and Exchange Commission on October 14, 2003)
3.3	By-laws of Registrant (incorporated by reference to Exhibit 3(ii) included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
4.2	Rights Agreement between the Registrant and ChaseMellon Shareholder Services dated as of June 11, 1996 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 1996)
4.3	First Amendment to Rights Agreement between the Registrant and ChaseMellon Shareholder Services, dated as of January 15, 1999 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 1999)
4.4	Amendment to Rights Agreement dated January 18, 2005 (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2005).
10.1	Form of Unit Purchase Agreement dated December 31, 2001 (incorporated by reference to Exhibit (i) to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2002)
10.2	Form of Warrant (incorporated by reference to Exhibit (ii) to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2002)
10.3	Form of Unit Subscription Agreement dated June 30, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)
10.4	Form of Warrant dated June 30, 2003 (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)
10.5	Form of Debenture dated June 30, 2003 (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)
10.6	Form of Security Agreement between the Registrant and Orin Hirschmann dated June 30, 2003 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)
**10.7	Fourth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to Appendix B to the Registrant's revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004)
**10.8	Sixth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to Appendix A to the Registrant's revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004)
**10.10	Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Registrant's revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004)
**10.11	1990 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
10.12	Ninth Amendment to Lease between the Registrant and Jane Crocker, formerly Jane C. Jacobs, as Trustee under the Jane C. Jacobs Trust Agreement dated October 5, 1990 ("Crocker") and Norman E. MacKay ("MacKay") dated as of April 29, 2003 (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2004 filed with the Securities and Exchange Commission on June 29, 2004) 10.12
**10.13	Form of Non-Qualified Stock Option Agreement for Employees from the Sixth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004)
**10.14	Form of Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004)
**10.16	Employment Agreement between the Registrant and Thomas Mika dated as of August 12, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 filed with the Securities and Exchange Commission on June 27, 2003)
**10.17	Employment Agreement between the Registrant and Andy Clarke dated as of May 28, 2004 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission on June 29, 2005)
**10.18	Employment Agreement between the Registrant and Steve Selbrede dated as of May 3, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission on June 29, 2005)
16.11	Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated July 13, 2004 (incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2004)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
23.1	Consent of Independent Registered Public Accounting Firm – Moss Adams LLP
23.2	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP
24.1	Power of Attorney (incorporated by reference to the signature page to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2005)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

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
Dated: July 29, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS R. MIKA Thomas R. Mika	President and Chief Executive Officer (Principal Executive Officer)	June 29, 2005
/s/ CHRISTINE T. HERGENROTHER* Christine T. Hergenrother	Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2005
/s/ BRAD MATTSON* Brad Mattson	Chairman of the Board	July 29, 2005
/s/ EDWARD A. DOHRING* Edward A. Dohring	Director	July 29, 2005
/s/ JEFFREY M. KRAUSS* Jeffrey M. Krauss	Director	July 29, 2005
/s/ DUANE WADSWORTH* Duane Wadsworth	Director	July 29, 2005
*By: /s/ THOMAS R. MIKA Thomas R. Mika Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Tegal Corporation, SFI Acquisition Corp., Sputtered Films, Inc. and the Shareholder Agent dated as of August 13, 2002 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2002)
2.2	Asset Acquisition Agreement by and between Tegal Corporation and First Derivative Systems, Inc., dated April 28, 2004 (incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004)
3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibits 3(i).1 and 3(i).2 included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
3.2	Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (File No. 333-108921) declared effective by the Securities and Exchange Commission on October 14, 2003)
3.3	By-laws of Registrant (incorporated by reference to Exhibit 3(ii) included in Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
4.2	Rights Agreement between the Registrant and ChaseMellon Shareholder Services dated as of June 11, 1996 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 1996)
4.3	First Amendment to Rights Agreement between the Registrant and ChaseMellon Shareholder Services, dated as of January 15, 1999 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 1999)
4.4	Amendment to Rights Agreement dated January 18, 2005 (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2005).
10.1	Form of Unit Purchase Agreement dated December 31, 2001 (incorporated by reference to Exhibit (i) to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2002)
10.2	Form of Warrant (incorporated by reference to Exhibit (ii) to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2002)
10.3	Form of Unit Subscription Agreement dated June 30, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)
10.4	Form of Warrant dated June 30, 2003 (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)
10.5	Form of Debenture dated June 30, 2003 (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)
10.6	Form of Security Agreement between the Registrant and Orin Hirschmann dated June 30, 2003 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)
**10.7	Fourth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to Appendix B to the Registrant's revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004)
**10.8	Sixth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to Appendix A to the Registrant's revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004)
**10.10	Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Registrant's revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004)
**10.11	1990 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
10.12	Ninth Amendment to Lease between the Registrant and Jane Crocker, formerly Jane C. Jacobs, as Trustee under the Jane C. Jacobs Trust Agreement dated October 5, 1990 ("Crocker") and Norman E. MacKay ("MacKay") dated as of April 29, 2003 (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2004 filed with the Securities and Exchange Commission on June 29, 2004) 10.12
**10.13	Form of Non-Qualified Stock Option Agreement for Employees from the Sixth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004)
**10.14	Form of Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004)
**10.16	Employment Agreement between the Registrant and Thomas Mika dated as of August 12, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 filed with the Securities and Exchange Commission on June 27, 2003)
**10.17	Employment Agreement between the Registrant and Andy Clarke dated as of May 28, 2004 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission on June 29, 2005)
**10.18	Employment Agreement between the Registrant and Steve Selbrede dated as of May 3, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission on June 29, 2005)
16.11	Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated July 13, 2004 (incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2004)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)
23.1	Consent of Independent Registered Public Accounting Firm – Moss Adams LLP
23.2	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP
24.1	Power of Attorney (incorporated by reference to the signature page to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2005)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

** Management contract for compensatory plan or arrangement.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Nos. 333-12473, 333-66781, 333-88373, 333-51294, 333-110650 and 333-119272), Form S-2 (No. 333-83840) and Forms S-3 (Nos. 333-38086, 333-94093, 333-107422, 333-108921, 333-113045, 333-116980 and 333-118641) of our report on the audit of the consolidated financial statements of Tegal Corporation as of March 31, 2005, and for the year then ended. Our report, which is dated May 27, 2005 appears in Tegal Corporation’s Annual Report on Form 10-K/A for the year ended March 31, 2005.

/s/ Moss Adams LLP

Santa Rosa, California
July 29, 2005

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Nos. 333-12473, 333-66781, 333-88373, 333-51294, 333-110650 and 333-119272), Form S-2 (No. 333-83840) and Forms S-3 (Nos. 333-38086, 333-94093, 333-107422, 333-108921, 333-113045, 333-116980 and 333-118641) of Tegal Corporation of our report dated June 25, 2004 relating to the consolidated financial statements and financial statement schedule, which appears in this Form 10-K/A.

/s/ PricewaterhouseCoopers LLP

San Jose, California
July 29, 2005

EXHIBIT 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas R. Mika, certify that:

1.	I have reviewed this amended annual report on Form 10-K/A of Tegal Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: July 29, 2005	/s/ THOMAS R. MIKA
Thomas R. Mika Chief Executive Officer and President

EXHIBIT 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christine Hergenrother, certify that:

1.	I have reviewed this amended annual report on Form 10-K/A of Tegal Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: July 29, 2005	/s/ CHRISTINE T. HERGENROTHER
Christine T. Hergenrother Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

        In connection with the amended Annual Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-K/A for the year ending March 31, 2004 as filed with the Securities and Exchange Commission (the “Report”), I, Thomas R. Mika, President and Chief Executive Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/     Thomas R. Mika
Chief Executive Officer and President
July 29, 2005

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

        In connection with the amended Annual Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-K/A for the year ending March 31, 2005 as filed with the Securities and Exchange Commission (the “Report”), I, Christine Hergenrother, Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/     Christine T. Hergenrother
Chief Financial Officer
July 29, 2005