Form 10-Q
period 2005-06-30
TEGAL CORP /DE/
filed 2005-08-12
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

        As of August 9, 2005 there were 59,404,613 shares of our common stock outstanding.

TEGAL CORPORATION AND SUBSIDIARIES

	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	24
ITEM 6.	EXHIBITS	25
SIGNATURES		26

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,198	$7,093
Accounts receivable, net of allowances for sales returns and doubtful accounts of $539 and $533 at
June 30, and March 31, 2005 respectively	2,767	1,897
Inventories	5,957	5,140
Prepaid expenses and other current assets	703	641

Total current assets	12,625	14,771
Property and equipment, net	3,169	3,342
Intangible assets, net	1,715	1,796
Other assets	171	183

Total assets	$17,680	$20,092

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and bank lines of credit	$83	$159
Accounts payable	3,653	3,607
Accrued product warranty	238	252
Deferred revenue	278	122
Accrued expenses and other current liabilities	2,186	2,575

Total current liabilities	6,438	6,715
Long-term portion of capital lease obligations	13	13
Other long term obligations	52	64

Total long term liabilities	65	77

Total liabilities	6,503	6,792

Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 53,019,613 and 52,843,520 shares issued
and outstanding at June 30, 2005 and March 31, 2005 respectively	531	528
Additional paid-in capital	99,363	99,156
Accumulated other comprehensive income (loss)	64	(110)
Accumulated deficit	(88,781)	(86,274)

Total stockholders' equity	11,177	13,300

Total liabilities and stockholders' equity	$17,680	$20,092

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30, ———————————
	2005	2004
Revenue:
Product	$2,716	$3,034
Services	336	407

Total revenue	3,052	3,441
Cost of revenue:
Cost of product	1,724	2,177
Cost of services	653	464

Total cost of revenue	2,377	2,641

Gross profit	675	800

Operating expenses:
Research and development	1,176	1,126
Sales and marketing	644	650
General and administrative	1,240	1,601
In-process research and development	—	1,653

Total operating expenses	3,060	5,030

Operating loss	(2,385)	(4,230)
Other income (expense), net	(122)	(2,095)

Net loss	$(2,507)	$(6,325)

Net loss per share, basic and diluted	$(0.05)	$(0.15)

Shares used in per share computations:
Basic	52,902	41,812
Diluted	52,902	41,812

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30, ————————
	2005	2004
Cash flows from operating activities:
Net loss	$(2,507)	$(6,325)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	339	338
Allowance for doubtful accounts and sales return allowances	(3)	14
Non cash interest expense - accretion of debt discount and amortization of debt issuance costs	—	2,019
In-process research and development	—	1,653
Issuance of options for services rendered	84	39
Changes in operating assets and liabilities:
Receivables	(778)	1,727
Inventories	(733)	269
Prepaid expenses and other assets	(46)	193
Accounts payable	53	121
Accrued product warranty	(5)	(58)
Accrued expenses and other liabilities	(392)	(152)
Deferred revenue	156	(260)

Net cash used in operating activities	$(3,832)	$(422)

Cash flows from investing activities:
Purchases of property and equipment	$(84)	$(20)

Net cash used in investing activities	$(84)	$(20)

Cash flows from financing activities:
Proceeds from the issuance of common stock	$126	$335
Borrowings under lines of credit	34	43
Repayment of borrowings under lines of credit	(110)	(2,297)
Payments on capital lease financing	(3)	(5)

Net cash (used in) provided by financing activities	$47	$(1,924)

Effect of exchange rates on cash and cash equivalents	(26)	(26)

Net decrease in cash and cash equivalents	$(3,895)	$(2,392)
Cash and cash equivalents at beginning of period	$7,093	$7,049

Cash and cash equivalents at end of period	$3,198	$4,657

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

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share data)

1. Basis of Presentation:

        In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2005 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of results to be expected for the entire year.

        The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,507 and $6,325 for the periods ended June 30, 2005 and 2004, respectively, generated negative cash flows from operations of $3,832 and $422 in these periods, and has a cash and cash equivalents balance of $3,198 at June 30, 2005. During 2005, the Company raised $10,380 from stock issued to Kingsbridge. Management believes that these proceeds, combined with a projected increase in sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal year 2006. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company’s operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to the Company on acceptable terms, if at all. The failure to raise additional funds may adversely affect the Company’s ability to achieve its intended business objectives. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company’s temporary investments are invested in highly liquid money market funds. The Company’s accounts receivables are derived primarily from sales to customers located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of June 30, 2005, three customers accounted for approximately 70% of the accounts receivable balance. As of June 30, 2004, two customers accounted for approximately 38% of the accounts receivable balance.

        During the quarter ended June 30, 2005, three customers accounted for 63% of total revenues. During the quarter ended June 30, 2004, two customers accounted for 34% of total revenues.

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

        The following assumptions are included in the estimated grant date fair value calculations for the Company’s stock option awards and Employee Qualified Stock Purchase Plan (“Employee Stock Purchase Plan”):

Three Months Ended June 30, 2005 ————————
Expected life (years):
Stock options	4.0
Employee plan	4.0
Volatility:
Stock options	71%
Employee plan	71%
Risk-free interest rate	3.21
Dividend yield	0%

        The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended June 30, ————————
	2005	2004
Net loss as reported	$(2,507)	$(6,325)
Deduct: Total stock-based employee compensation expense	(546)	(358)
determined under fair value method for all awards, net of tax

Pro forma net loss	$(3,053)	$(6,683)

Basic net loss per share:
As reported	$(0.05)	$(0.15)

Pro forma	$(0.06)	$(0.16)

        During the previous fiscal year, the Company entered into a contract with certain consultants for the Company to issue warrants on a monthly basis in lieu of cash payments for the next two years, dependant upon the continuation of the contract and the achievement of certain performance goals. These warrants will be valued and expensed on a monthly basis upon issuance. During the quarter ending June 30, 2005, the Company issued warrants to purchase 84,999 shares of the Company’s common stock to service providers for services rendered. The warrants were valued at $84 using the Black-Scholes model with an exercise price at the market value on the day of the grant. The life of the warrants is five and seven years with an interest rate of 2.225% and the volatility of 115% and 118%, respectively.

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

        For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The revenue on these transactions is deferred and recorded as deferred revenue. As of June 30, 2005, deferred revenue as related to systems was $238. We reserve for warranty costs at the time the related revenue is recognized.

        Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service revenue is included in deferred revenue. As of June 30, 2005, $40 of deferred revenue was related to service contracts.

        Our return policy is for spare parts and components only. A right of return does not exist for systems. Customers are allowed to return spare parts if they are defective upon receipt. The potential returns are offset against gross revenue on a monthly basis. Management reviews outstanding requests for returns on a quarterly basis to determine that the reserves are adequate.

2. Inventories:

        Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required, as was the case in the forth quarter of fiscal 2005. Any excess and obsolete provision is released only if and when the related inventories is sold or scrapped. During the period ending June 30, 2005, $131 of previously reserved inventory was sold.

        Inventories for the periods presented consisted of:

	June 30, 2005	March 31, 2005
Raw materials	$1,080	$1,044
Work in progress	3,299	2,976
Finished goods and spares	1,578	1,120

	$5,957	$5,140

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

        Warranty activity for the three-month period ended June 30, 2005 and 2004 was:

	Warranty Activity For the three months ended June 30, 2005	Warranty Activity For the three months ended June 30, 2004
Balance at the beginning of the period	$252	$366
Additional warranty accruals for warranties issued during the period	45	133
Settlements made during the period	(59)	(187)

Balance at the end of the period	$238	$312

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

4. Accounting for Restructure Expenses:

        During the fiscal year ended March 31, 2005, the Company recorded a severance charge of approximately $129 related to staff reductions of 19 employees, of which approximately $19 was classified as cost of sales, $18 as research and development and $92 as sales, marketing and general and administrative expenses. The Company had an outstanding severance liability of approximately $8 as of June 30, 2005.

5. Net Loss Per Common Share:

        Basic earnings per share (“EPS”) is calculated by dividing net income (loss) for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the number of additional common shares that would have been outstanding if the dilutive potential common shares (“common stock equivalents”) had been issued.

        Common stock equivalents for the three months ended June 30, 2005 and 2004 were 6,728,997 and 8,120,760, respectively, and have been excluded from shares used in calculating diluted loss per share because their effect would be antidilutive.

6. Stock-Based Transactions:

Issuance of Common Stock to Kingsbridge Capital Limited

        On February 11, 2004, the Company signed a $25 million equity facility with Kingsbridge Capital, Ltd., a firm that specializes in the financing of small to medium sized technology-based companies. The arrangement allowed the Company to sell shares of its common stock to Kingsbridge at its sole discretion over a 24-month period on a “when and if needed” basis. Kingsbridge Capital was required under the terms of the arrangement to purchase Company common shares following the effectiveness of a registration statement. The price of the common shares issued under the agreement was based on a discount to the volume-weighted average market price during a specified drawdown period. The Company had no obligation to draw down all or any portion of the commitment.

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

        During the fiscal year end March 31, 2005, the Company issued to Kingsbridge Capital a total of 8,506,331 shares of its common stock in connection with the Amended and Restated Common Stock Purchase Agreement dated as of May 19, 2004. Gross proceeds from the sale of stock were $10,380. The discount to the volume-weighted average market price was $1,153 that was charged against equity as stock issuance cost. In addition to $623 in cash payments, the Company issued warrants to purchase 23,727, 21,686 24,092 and 15,549 shares of common stock at $1.45, $1.56, $1.92 and $1.35 respectively, to advisors, in connection with the sale of stock to Kingsbridge which were charged against equity as stock issuance costs. Pursuant to our agreement, broker fees of 6% in cash and 1% of stock in the form of warrants were paid upon each drawdown of the facility. Additionally, warrants issued at the time of the agreement were held in current assets and have been fully amortized as of March 31, 2005 and charged against equity as stock issuance costs. The Company does not anticipate any further sales of shares to Kingsbridge under the agreement.

        The selling price of the stock was negotiated as a function of market price based on a specific formula. Pursuant to C08 “Capital Stock Transactions” the discount was accounted for as a cost of capital and netted against Additional Paid in Capital. Since the transaction was related to the sale of our own common stock, it was excluded from the determination of net income.

Issuance of Warrants to Consultants

        The Company is party to a contract with certain consultants pursuant to which the Company will issue warrants on a monthly basis in lieu of cash payments through August 2006, depending upon the continuation of the contract and the achievement of certain performance goals. The maximum number of warrants to be issued under these agreements is 990,000 shares. During the three months ended June 30, 2005, the warrants were valued at $84 using the Black-Scholes model with an exercise price at the market value on the day of the grant. The life of the warrants are five and seven years with an interest rate of 2.225% and volatility of 118% and 115% respectively. None of these warrants have been exercised as of June 30, 2005.

7. Lines of Credit:

        As of June 30, 2005, the Company’s Japanese subsidiary had borrowed 3.9 million Yen (approximately $35 at exchange rates prevailing on June 30, 2005) under its Japanese bank line of credit. The credit line has a total borrowing capacity of 150 million Yen (approximately $1,351 at exchange rates prevailing on June 30, 2005), which is secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375% as of June 30, 2005) plus 0.875%.

        Notes payable as of June 30, 2005 consisted primarily of one outstanding note to the California Trade and Commerce Agency for $48. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75% with monthly payments of approximately $5.5 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation.

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

        For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

	Revenue for the Three Months Ended June 30, ———————————
	2005	2004
Sales to customers located in:
United States	$327	$1,186
Asia, excluding Japan	140	364
Japan	578	1,372
Europe	2,007	519

Total sales	3,052	3,441

	June 30, 2005	March 31, 2005
Long-lived assets at period-end:
United States	$4,857	$5,112
Europe	5	7
Japan	19	16
Asia, excluding Japan	2	3

Total long-lived assets	$4,883	$5,138

9. Comprehensive Income (Loss):

        The components of comprehensive loss for the three-month periods ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30, ——————————
	2005	2004
Net loss	$(2,507)	$(6,325)
Foreign currency translation adjustment	174	24

	$(2,333)	$(6,301)

10. Acquisition:

        On May 28, 2004, Tegal purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”), a development stage company, for 1,410,632 shares of common stock valued at $2,342, $150 in debt forgiveness, approximately $50 in assumed liabilities, and $158 in acquisition costs. In addition, the Company entered into employment agreements with key FDSI personnel. This transaction was accounted for as a purchase of assets in accordance with EITF Issue No. 98-3, “Determining whether a nonmonetary transaction involves receipt of productive assets or of a business.”

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

11. 2% Convertible Debentures:

        During fiscal year ended March 31, 2004, the Company raised $7,165 in a private placement of convertible debt financing. The Company was required to pay a cash fee of up to 6.65% of the gross proceeds of the debentures to certain financial advisors along with warrants to purchase 1,756,127 shares of the Company’s common stock at an exercise price of $0.35 per share. These warrants were valued at $1,387 using the Black-Scholes option pricing model with the following variables: stock fair value of $0.93, term of five years, volatility of 95% and risk-free interest rate of 2.5%. Advisor warrants for 196,129 shares remain outstanding at June 30, 2005.

        The debentures accrued interest at the rate of 2% per annum. Both the principal and accrued interest thereon of these debentures were convertible at the rate of $0.35 per share. The principal of the debentures converted into 20,471,428 shares of the Company’s common stock. The closing prices of the Company’s common stock on June 30, 2003 and September 9, 2003, the closing dates for the first and second tranches, were $0.55 and $1.49. Therefore, a beneficial conversion feature existed which was accounted for under the provisions of EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments.” A beneficial feature also existed in connection with the conversion of the interest on the debentures into shares of common stock.

        As of June 30, 2004, debenture holders had converted all the debentures in the principal amount of $7,165 into 20,471,428 shares of the Company’s common stock. Of the 3,542,436 shares that were registered for payment of interest in-kind, 135,068 shares had been issued for such interest payments, and the interest obligation to the debenture holders had been satisfied in full.

        In addition, the debenture holders were granted warrants to purchase 4,094,209 shares of the Company’s common stock at an exercise price of $0.50. The warrants expire after eight years. The warrants were valued using the Black-Scholes model with the following variables: fair value of common stock of $0.35 for the first tranche debentures and $0.93 for the second tranche debentures, volatility of 37% and risk-free interest rate of 2.5%. As of June 30, 2005, there remained unexercised warrants held by the debenture holders for 1,521,940 shares of the Company’s common stock.

12. Subsequent Event:

        On July 6, 2005, the Company entered into a Purchase Agreement pursuant to which the Company sold at an initial closing, and plans to sell in a second closing, unregistered shares of its common stock, par value $0.01 per share, and warrants exercisable for Common Stock to the investors identified in the Purchase Agreement.  All of the securities were sold and will be sold, in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended (the “Act”), solely to accredited investors, as defined in Rule 501 of the Act.

        Purchase Agreement.  Pursuant to the Purchase Agreement, the Company agreed to sell approximately 6.3 million shares of common stock and warrants exercisable for up to approximately 3.15 million additional shares of common stock for aggregate gross cash proceeds of approximately $4.1 million at the initial closing on July 14, 2005. In addition, subject to stockholder approval, the Company agreed to sell approximately 28.3 million additional shares of common stock and warrants exercisable for up to approximately 14.2 million additional shares of common stock for aggregate gross cash proceeds of approximately $18.4 million at a second closing expected to occur after the Company’s annual stockholder meeting currently scheduled to be held on September 13, 2005.  The common stock , the warrants and the shares of common stock issuable upon exercise of the warrants will be restricted securities as that term is defined in the Act.

        Registration Rights Agreement.  At the initial closing, the Company entered into a registration rights agreement to register for resale by the investors the shares of common stock sold and the shares issuable upon the exercise of the warrants. Pursuant to the agreement, the Company will file with the Securities and Exchange Commission a registration statement covering these shares.  The fees and expenses of such registration will be borne by the Company, and the agreement will include customary indemnification provisions.

        Warrants.  The warrants issued to each investor is exercisable for up to 50% of the number of shares of common stock purchased by such investor pursuant to the Purchase Agreement at an exercise price of $1.00 per share.  The exercise price and number of shares issuable upon exercise of the warrants are subject to adjustment in the event of stock dividends, stock splits, dilutive issuances and other similar events.  The warrants have a term of five years, are be fully exercisable from the date of issuance, and may be exercised on a cashless basis under specified conditions.

        In connection with the initial closing, the Company paid a placement fee of $286,650 (equal to 7% of the Company’s gross proceeds from the initial closing) to Dahlman Rose & Company LLC, the Company’s financial advisor. The Company will also pay Dahlman Rose & Company LLC a placement fee equal to 7% of the Company’s gross proceeds from the second closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Information herein contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for our products, our quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, the consummation of the second closing of our recent financing, which requires stockholder approval, cyclicality of the semiconductor industry, impediments to customer acceptance of our products, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in our SEC reports. For further information, refer to the business description and risk factors sections included in our Form 10-K for the year ended March 31, 2005 and the risk factors section included in this Form 10-Q (Part II, Item 5) as filed with the SEC.

        The following summarizes our contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years		After 5 Years
Non-cancelable capital lease obligations	$23	$10	$13	$		$—
Non-cancelable operating lease obligations	5,135	1,402	2,221		1,512	—
Notes payable and bank lines of credit,	83	83	—		—	—
Total contractual cash obligations	$5,241	$1,495	$2,234		$1,512	$—

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

Inventories

        Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required, as was the case in the forth quarter of fiscal 2005. Any excess and obsolete provision is released only if and when the related inventories is sold or scrapped.

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

	Three Months Ended June 30, —————————
	2005		2004
Revenue:
Product revenue	89.0%		88.2%
Services revenue	11.0		11.8
Total revenue	100.0		100.0
Cost of sales:
Cost of product	56.5		63.3
Cost of services	21.4		13.5
Total cost of sales	77.9		76.8
Gross profit	22.1		23.2
Operating expenses:
Research and development	38.5		32.7
Sales and marketing	21.1		18.9
General and administrative	40.6		46.5
In-process research and development	0.0		48.0
Total operating expenses	100.2		146.1
Operating loss	(78.1)		(122.9)
Other income (expense), net	(4.0)		(60.9)
Net loss	(82	.1)%	(183	.8)%

        Product Revenue. Revenue for the three months ended June 30, 2005 was $2,716, a decrease of $318 or 10% over the comparable period in 2004. The decrease for the three months ended June 30, 2005 was principally due to reduced sales of spare parts which we believe is a result of reduced usage of our non-critical etch systems by our customers. Revenue for the three months ended June 30, 2004 was $3,034, a decrease of $508 or 14.3% over the comparable period in 2003. The decrease for the three months ended June 30, 2004 was principally due to the sale of a used 6500 series system compared to the sale of a new system in the prior period offset in part by the recognition of deferred revenue in the current period.

        Services Revenue. Revenue from service sales was $336 for the three month period ended June 30, 2005, down from $407 for the three month period ended June 30, 2004, which we believe is a result of customers’ decreased use of our non critical etch systems.

        International sales as a percentage of our revenue were approximately 89% and 66% for the three months ended June 30, 2005 and 2004, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

        Gross profit. Gross profit as a percentage of revenue (gross margin) was relatively flat at 22% and 23% for the three months ended June 30, 2005 and 2004, respectively.

        Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Research and development expenses were relatively flat at $1,176 and $1,126 for the three months ended June 30, 2005 and 2004, respectively, representing 39% and 33% of revenue, respectively.

        Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing expenses were relatively flat year over year at $644 and $650 for the three months ended June 30, 2005 and 2004, respectively, representing 21% and 19% of revenue, respectively.

        General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. General and administrative expenses were $1,240 and $1,601 for the three months ended June 30, 2005 and 2004, respectively, representing 41% and 47% of revenue, respectively. The decrease in spending was primarily due to reduced legal and consulting fees.

        Other income (expense), net. Other expense, net consists principally of, interest income, interest expense and gains and losses on foreign exchange. We recorded net non-operating expense of $122 and a non-operating income of $2,095 during the three months ended June 30, 2005 and 2004, respectively. The decrease of other expense in the current period was due primarily to interest income for the period ended June 30, 2005 of $10 compared to interest expense of $2,066 during the same period a year ago. The interest expense in the previous year was primarily attributable to the accretion of the debt discount and the amortization of the debt issuance costs related to the debenture financing which was fully converted by June 30, 2004.

Liquidity and Capital Resources

        For the three-month periods ended June 30, 2005, we financed our operations through the use of outstanding cash balances and borrowings against our credit facilities in Japan.

        Net cash used in operations was $3,832 during the three months ended June 30, 2005, due principally to a net loss of $2,507 with increased accounts receivable and inventory, and decreased accrued liabilities, offset by increased deferred revenue, and non cash expenses from depreciation, amortization, and warrants issued for services rendered.

        Capital expenditures were $84 for the three months ended June 30, 2005 and were principally due to expenditures for improvements made on PVD 300 demo lab equipment.

        Net cash provided by financing activities totaled $47 for the three months ended June 30, 2005 and was primarily related to the issuance of common stock through the exercise of stock options offset by payments on the credit facility in Japan.

        As of June 30, 2005, the Company’s Japanese subsidiary had borrowed 3.9 million Yen (approximately $35 at exchange rates prevailing on June 30, 2005) under its Japanese bank line of credit. The credit line has a total borrowing capacity of 150 million Yen (approximately $1,351 at exchange rates prevailing on June 30, 2005), which is secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375% as of June 30, 2005) plus 0.875%.

        Notes payable as of June 30, 2005 consisted primarily of one outstanding note to the California Trade and Commerce Agency for $48. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75% with monthly payments of approximately $5.5 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation.

        The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $2,507 and $6,325 for the periods ended June 30, 2005 and 2004, respectively, generated negative cash flows from operations of $3,832 and $422 in these periods, and has a cash and cash equivalents balance of $3,198 at June 30, 2005. During fiscal year 2005, we raised $10.4 million from stock issued to Kingsbridge and $4.1 million from the sale of stock and warrants to the selling securityholders. Assuming we obtain stockholder approval, we will issue to the selling securityholders 28,315,385 additional shares of common stock and warrants to purchase an additional 14,157,692 shares of common stock for an aggregate purchase price of $18.4 million. We believe that these proceeds, combined with a projected increase in sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal year 2006. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders. Moreover, such financings may not be available to us on acceptable terms, if at all.

        We raised additional capital in July 2005 (see Note 12 to the financial statements), and expect to raise additional capital upon the consummation of the second closing of the July 2005 private placement financing, assuming stockholder approval. The July 2005 private placement will result in significant additional dilution to our stockholders.

        The failure to raise additional funds, including the consummation of the second closing of the July 2005 private placement, may adversely affect our ability to achieve our intended business objectives. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. These factors raise substantial doubt about our ability to continue as a going concern.

Risk Factors

        Investing in our common stock involves a significant amount of risk. You should carefully consider the following risk factors, in addition to the other information set forth in this 10-Q and incorporated in this 10-Q by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and our other filings with the SEC before deciding to purchase our common stock.

        We have incurred operating losses and may not be profitable in the future; Our plans to maintain and increase liquidity may not be successful; The report of the independent registered public accounting firm includes a going concern uncertainty explanatory paragraph.

        We incurred net losses of $15.4 million, $12.6 million and $12.6 million for the years ended March 31, 2005, 2004 and 2003, respectively, and generated negative cash flows from operations of $7.5 million, $3.2 million and $6.0 million in these respective years. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report dated May 27, 2005 filed with our Annual Report on Form 10-K/A for the year ended March 31, 2005. During fiscal year 2005, we raised $10.4 million from stock issued to Kingsbridge and then another $4.1 million from the sale of stock and warrants to the selling securityholders. Assuming we obtain stockholder approval with respect to the second closing, we will issue to the selling securityholders 28,315,385 additional shares of common stock and warrants to purchase an additional 14,157,692 shares of common stock for an aggregate purchase price of $18.4 million. Management believes that these proceeds, combined with a projected increase in sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal year 2006. However, these projected sales are to a limited number of new and existing customers and are based, for the most part, on internal and customer provided estimates of future demand, not firm customer orders. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all. Failure to raise additional funds may adversely affect our ability to achieve our intended business objectives. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

The exercise of outstanding warrants, options and other rights to obtain additional shares will dilute the value of our shares of common stock and could cause the price of our shares of common stock to decline.

        As of July 15, 2005, there were 59,403,299 shares of our common stock issued and outstanding and there were 12,607,873 shares of common stock reserved for issuance under our equity incentive and stock purchase plans.

        As of July 15, 2005, there were warrants exercisable for approximately 1,521,940 shares of our common stock, advisor warrants convertible into 196,129 shares, options exercisable for approximately 7,946,527 shares of our common stock. In addition, we have warrants outstanding from previous offerings for approximately 2,510,534 shares of our common stock. Assuming we obtain stockholder approval, at the second closing we will issue an additional 28,315,385 shares of common stock and warrants to purchase an additional 14,157,692 shares of common stock to the selling securityholders. In addition, we are soliciting stockholder approval to increase our number of authorized shares of common stock from 100,000,000 to 200,000,000 shares and to significantly increase the number of shares of common stock available for issuance pursuant to our equity incentive and stock purchase plans by 12,400,000. We may issue additional capital stock, convertible securities and/or warrants to raise capital in the future. In addition, to attract and retain key personnel, we may issue additional securities, including stock options.

        The exercise of these warrants and options and the issuance of the common stock will result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby. In addition, the exercise price of the warrants may be lowered under the price adjustment provisions in the event of a “dilutive issuance,” that is, if we issue common stock at any time prior to their maturity at a per share price below such conversion or exercise price, either directly or in connection with the issuance of securities that are convertible into, or exercisable for, shares of our common stock. A reduction in the exercise price may result in the issuance of a significant number of additional shares upon the exercise of the warrants.

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

        To the extent the selling securityholders who have purchased our common shares and the holders of our warrants and options exercise such securities and then sell the shares of our common stock they receive upon exercise, our stock price may decrease due to the additional amount of shares available in the market. The subsequent sales of these shares could encourage short sales by our securityholders and others, which could place further downward pressure on our stock price. Moreover, holders of these warrants may hedge their positions in our common stock by shorting our common stock, which could further adversely affect our stock price.

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

        Our 900 series etch systems typically sell for prices ranging between $250,000 and $600,000 while prices of our 6500 series critical etch systems and our Endeavor deposition system typically range between $1.8 million and $3.0 million. To the extent we are successful in selling our 6500 and Endeavor series systems, the sale of a small number of these systems will probably account for a substantial portion of revenue in future quarters, and a transaction for a single system could have a substantial impact on revenue and gross margin for a given quarter.

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

        Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. Our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, we have adopted a stockholder rights plan that makes it more difficult for a third party to acquire us without the approval of our board of directors. These provisions apply even if the offer may be considered beneficial by some securityholders

Because technology changes rapidly, we may not be able to introduce our products in a timely enough fashion.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our cash equivalents are principally comprised of money market accounts. As of June 30, 2005, we had cash and cash equivalents of $3,198. These accounts are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure.

        We have foreign subsidiaries that operate and sell our products in various global markets. As a result, our cash flow and earnings are exposed to fluctuations in interest and foreign currency exchange rates. We attempt to limit these exposures through the use of various hedge instruments, primarily forward exchange contracts and currency option contracts (with maturities of less than three months) to manage our exposure associated with firm commitments and net asset and liability positions denominated in non-functional currencies. There have been no material changes regarding market risk since the disclosures made in our Form 10-K for the fiscal year ended March 31, 2005.

        At June 30, 2005, the Company had forward exchange contracts maturing at various dates to exchange 195 million Japanese Yen into $1,800.

Item 4. Controls and Procedures

    (a)        Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date at the end of the quarter covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 are effective.

    (b)        Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 6. Exhibits

         (a) Exhibits

Number	Exhibit
4.1	Amendment to Rights Agreement dated January 18, 2005, filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on July 19, 2005 and incorporated by reference herein.
*10.1	Restricted Stock Unit Award Agreement between Tegal Corporation and Brad Mattson, dated July 5, 2005, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 11, 2005 and incorporated by reference herein.
*10.2	Restricted Stock Unit Award Agreement between Tegal Corporation and Tom Mika, dated July 5, 2005, filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on July 11, 2005 and incorporated by reference herein.
31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

* Indicates a management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEGAL CORPORATION (Registrant) /s/ CHRISTINE T. HERGENROTHER ——————————————— Christine T. Hergenrother Chief Financial Officer

Dated: August 12, 2005

EXHIBIT 31

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: August 12, 2005	/s/ Thomas R. Mika Chief Executive Officer and President

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christine Hergenrother, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tegal Corporation;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: August 12, 2005	/s/ Christine T. Hergenrother Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

        In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the quarter ending June 30, 2005 as filed with the Securities and Exchange Commission (the “Report”), I, Thomas R. Mika, President and Chief Executive Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas R. Mika
Chief Executive Officer and President
August 12, 2005

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

        In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the quarter ending June 30, 2005 as filed with the Securities and Exchange Commission (the “Report”), I, Christine Hergenrother, Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Christine Hergenrother
Chief Financial Officer
August 12, 2005