Form 10-Q
period 2005-09-30
TEGAL CORP /DE/
filed 2005-11-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

(Mark	One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

        As of November 9, 2005 there were 83,951,613 shares of our common stock outstanding.

TEGAL CORPORATION AND SUBSIDIARIES

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2005 ———————	March 31, 2005 ——————
ASSETS
Current assets:
Cash and cash equivalents	$18,201	$7,093
Accounts receivable, net of allowances for sales returns and doubtful accounts of $92 and $533 at September 30, and March 31, 2005 respectively	5,332	1,897
Inventories	6,050	5,140
Prepaid expenses and other current assets	1,099	641

Total current assets	30,682	14,771
Property and equipment, net	2,965	3,342
Intangible assets, net	1,633	1,796
Other assets	166	183

Total assets	$35,446	$20,092

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and bank lines of credit	$46	$159
Accounts payable	3,107	3,607
Accrued product warranty	315	252
Deferred revenue	434	122
Accrued expenses and other current liabilities	2,867	2,575

Total current liabilities	6,769	6,715
Long-term portion of capital lease obligations	7	13
Other long term obligations	38	64

Total long term liabilities	45	77

Total liabilities	6,814	6,792
Commitments and contingencies (Note 6)	6,295	—

Total liabilities and contingent liabilities	13,109	6,792
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 200,000,000 shares authorized; 83,951,613 and 52,843,520 shares issued and outstanding at September 30, 2005 and March 31, 2005 respectively	840	528
Restricted Share Units	1,280	—
Deferred Compensation	(276)	—
Additional paid-in capital	111,671	99,156
Accumulated other comprehensive income (loss)	284	(110)
Accumulated deficit	(91,462)	(86,274)

Total stockholders' equity	22,337	13,300

Total liabilities and stockholders' equity	$35,446	$20,092

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30, ——————————		Six Months Ended September 30, ——————————
	2005 ————	2004 ————	2005 ————	2004 ————
Revenue	$6,406	$4,988	$9,458	$8,429
Cost of sales	3,963	3,087	6,340	5,728

Gross profit (loss)	2,443	1,901	3,118	2,701

Operating expenses:
Research and development	1,211	1,539	2,387	2,665
Sales and marketing	757	876	1,401	1,526
General and administrative	3,398	1,992	4,638	3,593
In Process Research and Development	—	—	—	1,653

Total operating expenses	5,366	4,407	8,426	9,437

Operating loss	(2,923)	(2,506)	(5,308)	(6,736)
Other income (expense), net	242	5	120	(2,090)

Net loss	$(2,681)	$(2,501)	$(5,188)	$(8,826)

Net loss per share, basic and diluted	$(0.04)	$(0.05)	$(0.09)	$(0.20)

Shares used in per share computations:
Basic	62,729	45,804	55,297	43,808
Diluted	62,729	45,804	55,297	43,808

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30, —————————————
	2005 —————	2004 —————
Cash flows from operating activities:
Net loss	$(5,188)	$(8,826)
Adjustments to reconcile net loss to cash provided by (used) in operating activities:
Depreciation and amortization	678	712
Allowance for doubtful accounts and sales return allowances	(450)	26
Fair value of warrants issued for services rendered	792	174
Fair value of restricted share units granted	1,004	—
Non-cash amortization of beneficial conversion feature and debt issuance costs	—	2,019
Non-cash valuation of marked to market investor warrants	(326)	—
In-process research and development	—	1,653
Changes in operating assets and liabilities:
Receivables	(2,788)	(487)
Inventories	(769)	(44)
Prepaid expenses and other assets	(398)	(121)
Accounts payable	(489)	1,057
Accrued expenses and other liabilities	277	318
Accrued warranty	77	(80)
Deferred revenue	312	(133)

Net cash provided by (used in) operating activities	(7,268)	(3,732)

Cash flows used in investing activities— purchases of property and equipment	(138)	(234)

Cash flows from financing activities:
Net proceeds from issuance of common stock	18,657	2,779
Borrowings under lines of credit	44	874
Repayment of borrowings under lines of credit	(157)	(2,383)
Payments on capital lease financing	(6)	(5)

Net cash provided by financing activities	18,538	1,265

Effect of exchange rates on cash and cash equivalents	(24)	(26)

Net increase (decrease) in cash and cash equivalents	11,108	(2,727)
Cash and cash equivalents at beginning of period	7,093	7,049

Cash and cash equivalents at end of period	$18,201	$4,322

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

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share data)

1. Basis of Presentation:

        In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2005 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005. The results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of results to be expected for the entire year.

        The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $5,188 and $8,826 for the six months ended September 30, 2005 and 2004, respectively. The company generated negative cash flows from operations of $7,268 and $3,732 for the period ended September 30, 2005 and 2004 respectively. During the six months ended September 30, 2005 the Company raised a net of $18,161 through a private investment placement of equity. Management believes that these proceeds, combined with projected sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal 2007. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company’s ability to achieve its intended business objectives may be adversely affected. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company’s temporary investments are invested in highly liquid money market funds. The Company’s accounts receivables are derived primarily from sales to customers located in the U.S., Europe, and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of September 30, 2005 and September 30, 2004 one customer accounted for approximately 69% and 54%, respectively, of the accounts receivable balance.

        During the three months ended September 30, 2005 and September 30, 2004 two customers accounted for 78% and one customer accounted for 52% of total revenues, respectively. During the six months ended September 30, 2005 and September 30, 2004, two customers accounted for 69% and, one customer accounted for 30% of total revenues, respectively.

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

        The following assumptions are included in the estimated grant date fair value calculations for the Company’s stock option awards and Employee Qualified Stock Purchase Plan (“Employee Stock Purchase Plan”):

	Three Months Ended September 30, 2005 ————————	Six Months Ended September 30, 2005 ————————	Three Months Ended September 30, 2004 ————————	Six Months Ended September 30, 2004 ————————
Expected life (years):
Stock options	4.0	4.0	4.0	4.0
Employee plan	4.0	4.0	4.0	4.0
Volatility:
Stock options	48%	60%	85%	89%
Employee plan	48%	60%	85%	89%
Risk-free interest rate	3.52%	3.52%	4.12%	4.12%
Dividend yield	0%	0%	0%	0%

        The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended September 30, ——————————		Six Months Ended September 30, ——————————
	2005 ————	2004 ————	2005 ————	2004 ————
Net loss as reported	$(2,681)	$(2,501)	$(5,188)	$(8,826)
Add: Stock-based employee compensation expense included in
Reported net loss	1,004	—	1,004	—
Deduct: Total stock-based employee compensation expense
Determined under fair value method for all awards	(1,533)	(282)	(2,084)	(640)

Proforma net loss	$(3,210)	$(2,783)	$(6,268)	$(9,466)

Basic net loss per share:
As reported	$(0.04)	$(0.06)	$(0.09)	$(0.22)
Proforma	$(0.05)	$(0.06)	$(0.11)	$(0.22)

        During the three months ended September 30, 2005, the Company awarded 1,000,000 restricted stock units to Brad Mattson, the Company’s Chairman, and 150,000 restricted stock units to Thomas Mika, the Company’s President and Chief Executive Officer at the close of the 2005 PIPE, see note 6. These restricted stock units were accounted for as compensation expense of $1,004.

        During the three months ended September 30, 2005, the Company awarded five employees 400,000 restricted shares. These shares were valued at $276, are not vested, and were accounted for as Restricted Share Units and Deferred Compensation in the equity section of the balance sheet.

        During the previous fiscal year, the Company entered into a contract with certain consultants of the Company pursuant to which the Company will issue warrants on a monthly basis in lieu of cash payments for two years, dependant upon the continuation of the contract and the achievement of certain performance goals. These warrants are valued and expensed on a monthly basis upon issuance. During the three and six months ending September 30, 2005, the Company issued warrants to purchase 84,999 and 169,998 shares, respectively, of the Company’s common stock to service providers for services rendered. During the three and six months ended September 30, 2005, the warrants were valued at $53 and $137 respectively, using the Black-Scholes model with an exercise price at the market value on the day of the grant and an average interest rate of 3.09% and 2.67% respectively. The life of the warrants is five and seven years with the volatility of 115% and 118%, respectively.

        On September 13, 2005 the Company issued 500,000 warrants at $0.69 as consideration for an amendment to the current lease of the Company’s headquarters to reduce the termination fee. The value of the warrants of $655 was based on the fair value of the termination penalty reduction offset by the exercise price of the warrant and recorded as rent expense.

        The disclosure provisions of SFAS No. 123 and SFAS No. 148 require judgments by management as to the estimated lives of the outstanding options. Management has based the estimated life of the options on historical option exercise patterns. If the estimated life of the options increases, the initial valuation of the options will increase as well.

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

        For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The revenue on these transactions is deferred and recorded as deferred revenue. As of September 30, 2005, deferred revenue as related to systems was $421. We reserve for warranty costs at the time the related revenue is recognized.

        Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service revenue is included in deferred revenue. As of September 30, 2005, $13 of deferred revenue was related to service contracts.

        Our return policy is for spare parts and components only. Customers are allowed to return spare parts if they are defective upon receipt. The potential returns are offset against gross revenue on a monthly basis. Management reviews outstanding requests for returns on a quarterly basis to determine that the reserves are adequate.

2. Inventories:

        Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required, as was the case in the forth quarter of fiscal 2005. Any excess and obsolete provision is released only if and when the related inventories is sold or scrapped. During the three and six months ending September 30, 2005, $187 and $309, respectively, of previously reserved inventory was sold.

        Inventories for the periods presented consisted of:

	September 30, 2005 ———————	March 31, 2005 ———————
Raw materials	$673	$1,044
Work in progress	3,900	2,976
Finished goods and spares	1,477	1,120

	$6,050	$5,140

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

        Warranty activity for the three-month and six-month periods ended September 30, 2005 and 2004 was:

	Warranty Activity for the Three Months Ended September 30, —————————		Warranty Activity for the Six Months Ended September 30, —————————
	2005 ———	2004 ———	2005 ———	2004 ———
Balance at the beginning of the period	$238	$312	$252	$366
Additional warranty accruals for warranties issued
during the period	166	97	211	230
Accruals related to pre-existing warranties	—	—	—	—
Settlements made during the period	(89)	(158)	(148)	(345)

Balance at the end of the period	$315	$251	$315	$251

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

4. Accounting for Restructure Expenses:

        During the three months ended September 30, 2005, the Company recorded a severance charge of approximately $117 related to staff reductions of 5 employees, of which approximately $24 was classified as cost of sales, $85 as research and development and $8 as sales, marketing and general and administrative expenses. The Company had an outstanding severance liability of approximately $93 as of September 30, 2005. During the fiscal year ended March 31, 2005, the Company recorded a severance charge of approximately $129 related to staff reductions of 19 employees, of which approximately $19 was classified as cost of sales, $18 as research and development and $92 as sales, marketing and general and administrative expenses.

5. Net Loss Per Common Share:

        Basic earnings per share (“EPS”) is calculated by dividing net income (loss) for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the number of additional common shares that would have been outstanding if the dilutive potential common shares (“common stock equivalents”) had been issued.

        Common stock equivalents for the three months ended September 30, 2005 and September 30, 2004, were 2,121,069 and 6,677,260, respectively, and the six months ended September 30, 2005 and September 30, 2004 were 2,283,719 and 8,042,487, respectively, and have been excluded from shares used in calculating diluted loss per share because their effect would be antidilutive.

6. Stock-Based Transactions:

Issuance of Common Stock — 2005 PIPE

        Effective July 6, 2005, the Company entered into a Purchase Agreement with certain accredited investors pursuant to which it sold to them an aggregate of 30,840,000 shares of our common stock at a purchase price of $0.65 per share and warrants to purchase an aggregate of 15,420,001 shares of our common stock at an exercise price of $1.00 per share. All of these securities were sold in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended, solely to accredited investors, as defined in Rule 501 of the Act. This financing transaction is referred to herein as the “2005 PIPE”.

        In the initial closing of the 2005 PIPE, on July 12, 2005, the Company sold 6,300,000 shares at a purchase price of $0.65 per share and five-year warrants to purchase an aggregate of 3,150,000 shares of common stock at an exercise price of $1.00 per share to the selling securityholders at an aggregate purchase price of $4,095. The effective date of the S-3 related to the initial closing was August 25, 2005.

        On September 19, 2005, the Company completed the second closing of the 2005 PIPE with five accredited investors for $16 million. The Company sold the accredited investors 24,540,000 shares of the Company’s unregistered common stock at a price of $0.65 per share. In connection with this sale, warrants for an additional 12,270,001 shares of common stock at a strike price of $1.00 were also issued to the investors. The shares were issued in reliance upon the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) under the Securities Act. The warrants are exercisable upon issuance and expire September 19, 2010.

        Within 30 calendar days following the closing date, the Company was required to file with the Securities and Exchange Commission (“SEC”) a registration statement covering the resale of all of the common stock purchased and the common stock underlying the warrants issued to the investors. The Company was required to use its commercially reasonable efforts to obtain effectiveness of the registration statement before the earlier of (a) the 120th calendar day following the closing date or (b) the fifth trading day following notification by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments.

        The Company timely filed a registration statement on Form S-3 (“S-3”) covering the resale of the purchased and warrant-related common stock on October 12, 2005. By correspondence, dated October 19, 2005, the SEC informed the Company it was waiving review of the S-3. By letter, dated October 21, 2005, the Company requested the SEC accelerate the effectiveness date. The S-3 became effective on October 24, 2005.

        The registration rights agreement provided that if a registration statement was not filed, or did not become effective, within the defined time period, then in addition to any other rights the investors may have had, the Company would have been required to pay to each investor an amount in cash, as liquidated damages, equal to 1.5 % per month of the aggregate purchase price, prorated daily.

        In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the fair value of the warrants in the second closing of the 2005 PIPE on the date of grant was estimated to be $6,621 using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.5%, the contractual life of 5 years and volatility of 115%. The warrants’ fair value was reported as a liability at the time of grant, with a corresponding charge to common stock. At September 30, 2005, the fair value of the warrants was estimated to be $6,295 using the Black-Scholes option pricing model with the same assumptions. The $326 decrease in the liability has been reported as other income. The fair value of the warrants was reclassified to common stock when the applicable S-3 filing became effective on October 24, 2005, with the difference in the fair value of the warrants between September 30, 2005, and the effective date reflected in the statement of operations

        The Company paid a placement fee of $1,453 (equal to 7% of the Company’s gross proceeds for both transactions) to Dahlman Rose & Company LLC, the Company’s financial advisor.

Issuance of Warrants to Consultants

        The Company is party to a contract with certain consultants pursuant to which the Company will issue warrants on a monthly basis in lieu of cash payments through August 2006, depending upon the continuation of the contract and the achievement of certain performance goals. The maximum number of warrants to be issued under these agreements is 990,000 shares. During the three and six months ended September 30, 2005, the warrants were valued at $53 and $137 respectively, using the Black-Scholes model with an exercise price at the market value on the day of the grant and an average interest rate of 3.09% and 2.67% respectively. The life of the warrants is five and seven years with the volatility of 115% and 118%, respectively.

        On September 13, 2005 the Company issued 500,000 warrants at $0.69 as consideration for an amendment to the current lease of the Company’s headquarters to reduce the termination fee. The value of the warrants of $655 was based on the fair value of the termination penalty reduction offset by the exercise price of the warrant and recorded as rent expense.

7. Lines of Credit:

        As of September 30, 2005, the Company’s Japanese subsidiary had borrowed 1.5 million Yen (approximately $13 at exchange rates prevailing on September 30, 2005) under its Japanese bank line of credit. The credit line has a total borrowing capacity of 150 million Yen (approximately $1,327 at exchange rates prevailing on September 30, 2005), which is secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375% as of September 30, 2005) plus 0.875%.

        Notes payable as of September 30, 2005 consisted primarily of one outstanding note to the California Trade and Commerce Agency for $32. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75% with monthly payments of approximately $5.5 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation.

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

        For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

	Revenue for the Three Months Ended September 30, ———————————		Revenue for the Six Months Ended September 30, ———————————
	2005 ———	2004 ———	2005 ———	2004 ———
Sales to customers located in:
United States	$1,416	$561	$1,743	$1,747
Asia, excluding Japan	199	439	339	803
Japan	500	3,357	1,078	4,729
Europe	4,291	631	6,298	1,150

Total sales	$6,406	$4,988	$9,458	$8,429

	September 30, 2005 ——————	March 31, 2005 ——————
Long-lived assets at period-end:
United States	$4,573	$5,112
Europe	12	7
Japan	9	16
Asia, excluding Japan	4	3

Total long-lived assets	$4,598	$5,138

9. Comprehensive Income (Loss):

        The components of comprehensive loss for the three and six-month periods ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30, ————————		Six Months Ended September 30, ————————
	2005 ———	2004 ———	2005 ———	2004 ———
Net loss	$(2,681)	$(2,501)	$(5,188)	$(8,826)
Foreign currency translation adjustment	219	61	393	85

	$(2,462)	$(2,440)	$(4,795)	$(8,741)

10. Subsequent Events:

        The fair value of the warrants issued upon the second closing of the 2005 PIPE was estimated to be $6,295 on September 30, 2005 and was recorded as a liability. The warrant liability was reclassified to equity as of the effective date of the registration statement covering the resale of the shares issuable upon conversion of the warrants, October 24, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Information herein contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for our products, our quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, are not limited to, cyclicality of the semiconductor industry, impediments to customer acceptance of our products, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in our SEC reports. For further information, refer to the business description and risk factors described below.

        The following summarizes our contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:	Total ———	Less than 1 Year ———	1-3 Years ———	3-5 Years ———	After 5 Years ——
Non-cancelable capital lease obligations	$20	$13	$7	—	—
Non-cancelable operating lease obligations
	4,830	1,398	2,164	1,268	—
Notes payable and bank lines of credit	46	46	—	—	—

Total contractual cash obligations	$4,896	$1,457	$2,171	$1,268	—

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

        The following table sets forth certain financial items as a percentage of revenue for the three and six-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30, —————————		Six Months Ended September 30, —————————
	2005 ———	2004 ———	2005 ———	2004 ———
Revenue	100.0%	100.0%	100.0%	100.0%
Total cost of sales	61.9	61.9	67.0	68.0

Gross profit (loss)	38.1	38.1	33.0	32.0
Operating expenses:
Research and development	18.9	30.9	25.3	31.6
Sales and marketing	11.8	17.6	14.8	18.1
General and administrative	53.0	39.8	49.0	42.6
In-process research and development	—	—	—	19.6

Total operating expenses	83.7	88.3	89.1	111.9

Operating loss	(45.6)	(50.2)	(56.1)	(79.9)
Other expense, net	(1.3)	0.1	(2.2)	(24.8)

Net loss	(46.9)	(50.1)	(58.3)	(104.7)

        Revenue. The increase in revenue for the three and six months ended September 30, 2005 was principally due to the sale of additional 980 series and used 6500 series systems over the same period of the previous year, offset by the lower revenue associated with a recertified Endeavor compared to a new Endeavor sold in the previous year, and reduced service and spare parts sales. We believe the reduction of service and spare parts sales is a result of reduced usage of our non-critical etch systems by our customers.

        International sales as a percentage of the Company’s revenue for the three and six months ended September 30, 2005 were approximately 77.9% and 81.6%, respectively. International sales as a percentage of the Company’s revenue for the three and six months ended September 30, 2004 were approximately 88.8% and 79.3%, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

        Gross profit. Gross profit as a percentage of revenue was flat at 38.1% for the three months ended September 30, 2005 and 2004, respectively, and relatively flat at 33.0% and 32.0% for the six months ended September 30, 2005 and 2004, respectively.

        Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. The decrease in research and development spending resulted from lower license fees, consulting, employee travel, and recruiting expenses as compared to the prior year.

        Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. The decrease in sales and marketing spending was primarily due to temporary reduction of personnel which the Company believes will return to previous run rates within the next six months.

        General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company.. The increase in spending was primarily due to non cash restricted stock units granted and recorded as compensation expense and warrants issued to the landlord as compensation for the lease termination fee reduction, in addition to an accrual of $500 paid in October as an advance on the termination penalty, offset in part by reduced legal and consulting fees that were associated with the defense of patents and the integration of the acquired companies in the previous period.

        Other income (expense), net. Other income (expense), net consists principally of, interest income, interest expense, other income, (expense), and gains and losses on foreign exchange. We recorded net non-operating income of $242 and $120 during the three-month and six-month period ended September 30, 2005 respectively. Other income was principally due to the mark to market valuation of the investor warrants of $326.

Liquidity and Capital Resources

        For the six-month period ended September 30, 2005, we financed our operations through the use of outstanding cash balances, borrowings against our credit facilities in Japan and net proceeds from the 2005 PIPE.

        As of September 30, 2005, the Company’s Japanese subsidiary had borrowed 1.5 million Yen (approximately $13 at exchange rates prevailing on September 30, 2005) under its Japanese bank line of credit. The credit line has a total borrowing capacity of 150 million Yen (approximately $1,327 at exchange rates prevailing on September 30, 2005), which is secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375% as of September 30, 2005) plus 0.875%.

        Notes payable as of September 30, 2005 consisted primarily of one outstanding note to the California Trade and Commerce Agency for $32. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75% with monthly payments of approximately $5.5 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation.

        The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $5,188 and $8,826 for the six months ended September 30, 2005 and 2004, respectively. The company generated negative cash flows from operations of $7,268 and $3,732 for the period ended September 30, 2005 and 2004 respectively. During the six months ended September 30, 2005 the Company raised a net of $18,161 through a private investment placement of equity. Management believes that these proceeds, combined with projected sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal 2007. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company’s ability to achieve its intended business objectives may be adversely affected. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Risk Factors

We have incurred operating losses and may not be profitable in the future; Our plans to maintain and increase liquidity may not be successful; The report of the independent registered public accounting firm includes a going concern uncertainty explanatory paragraph.

        We incurred net losses of $15.4 million, $12.6 million and $12.6 million for the years ended March 31, 2005, 2004 and 2003, respectively, and generated negative cash flows from operations of $7.5 million, $3.2 million and $6.0 million in these respective years. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report dated May 27, 2005 filed with our Annual Report on Form 10-K/A for the year ended March 31, 2005. We have raised approximately $20.0 million from the sale of stock and warrants in the 2005 PIPE. During fiscal year 2005, we raised approximately $10.4 million from stock issued to Kingsbridge. Management believes that these proceeds, combined with a projected increase in sales, consolidation of certain operations and continued cost containment will be adequate to fund operations for the next twelve months. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all. Failure to raise additional funds may adversely affect our ability to achieve our intended business objectives. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

The exercise of outstanding warrants, options and other rights to obtain additional shares will dilute the value of our shares of common stock and could cause the price of our shares of common stock to decline.

        As of September 30, 2005, there were 83,951,613 shares of our common stock issued and outstanding and there were 25,006,559 shares of common stock reserved for issuance under our equity incentive and stock purchase plans.

        As of September 30, 2005, there were warrants, stock options and restricted stock units outstanding for approximately 30,322,552, shares of our common stock.

        The exercise of these warrants and options and the issuance of the common stock pursuant to our equity incentive plans will result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby. In addition, the exercise price of the warrants may be lowered under the price adjustment provisions in the event of a “dilutive issuance,” that is, if we issue common stock at any time prior to their maturity at a per share price below such conversion or exercise price, either directly or in connection with the issuance of securities that are convertible into, or exercisable for, shares of our common stock. A reduction in the exercise price may result in the issuance of a significant number of additional shares upon the exercise of the warrants.

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

        To the extent our stockholders and the other holders of our warrants and options exercise such securities and then sell the shares of our common stock they receive upon exercise, our stock price may decrease due to the additional amount of shares available in the market. The subsequent sales of these shares could encourage short sales by our securityholders and others, which could place further downward pressure on our stock price. Moreover, holders of these warrants and options may hedge their positions in our common stock by shorting our common stock, which could further adversely affect our stock price.

If we fail to meet the continued listing requirements of the Nasdaq Stock Market, our stock could be delisted.

        Our stock is currently listed on The Nasdaq Capital Market. The Nasdaq Stock Market’s Marketplace Rules impose certain minimum financial requirements on us for the continued listing of our stock. One such requirement is the minimum bid price on our stock of $1.00 per share. Beginning in 2002, there have been periods of time during which we have been out of compliance with the $1.00 minimum bid requirements of The Nasdaq Capital Market.

        On August 18, 2005, we were notified by the Nasdaq that the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under the Nasdaq’s Marketplace rules. We have 180 calendar days, or until February 13, 2006, to regain compliance. If, at anytime before February 13, 2006, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, we will regain compliance with the Nasdaq’s Marketplace rules. If we do not regain compliance by February 13, 2006, an additional 180 days will be granted to regain compliance, so long as we meet the Nasdaq Capital Market initial listing criteria (except for the bid price requirement).

        If we are unable to regain compliance or fall out of compliance in the future with Nasdaq listing requirements, we may take actions in order to achieve compliance, which actions may include a reverse split of our common stock. If an initial delisting decision is made by the Nasdaq’s staff, we may appeal the decision as permitted by Nasdaq rules. If we are delisted and cannot obtain listing on another major market or exchange, our stock’s liquidity would suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock’s trading price. Delisting also may restrict us from issuing additional securities or securing additional financing.

The semiconductor industry is cyclical and may experience periodic downturns that may negatively affect customer demand for our products and result in losses such as those experienced in the past.

        Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have had a detrimental effect on the semiconductor industry’s demand for semiconductor capital equipment, including etch and deposition systems manufactured by us. In response to the current prolonged industry slow-down, we have initiated a substantial cost containment program and completed a corporate-wide restructuring to preserve our cash. However, the need for continued investment in research and development, possible capital equipment requirements and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to these downturns. As a result, we may continue to experience operating losses such as those we have experienced in the past, which could materially adversely affect us.

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

        Our revenue and operating results have fluctuated and are likely to continue to fluctuate significantly from quarter to quarter, and we cannot assure you that we will achieve profitability in the future.

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

        The semiconductor manufacturing industry is subject to rapid technological change and new system introductions and enhancements. We believe that our future success depends on our ability to continue to enhance our existing systems and their process capabilities, and to develop and manufacture in a timely manner new systems with improved process capabilities. We may incur substantial unanticipated costs to ensure product functionality and reliability early in our products’ life cycles. We cannot assure you that we will be successful in the introduction and volume manufacture of new systems or that we will be able to develop and introduce, in a timely manner, new systems or enhancements to our existing systems and processes which satisfy customer needs or achieve market adoption.

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

        Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. Our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, we have adopted a stockholder rights plan that makes it more difficult for a third party to acquire us without the approval of our board of directors. These provisions apply even if the offer may be considered beneficial by some of our stockholders.

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

Special Note Regarding Forward Looking Statements

        This Form 10-Q includes or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements, which are based on assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. These forward-looking statements are subject to risks, uncertainties and assumptions about us. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth under the caption “Risk Factors” and elsewhere in this Report and the documents incorporated by reference in this Form 10-Q. If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirely by the cautionary statements in this paragraph.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our cash equivalents are principally comprised of money market accounts. As of September 30, 2005, we had cash and cash equivalents of $18,201. These accounts are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure.

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

        At September 30, 2005, the Company had forward exchange contracts maturing at various dates to exchange 250 million Japanese Yen into $2,288.

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

        The parties stipulated to a protective order in order to commence the discovery phase, and SFI has responded to the discovery propounded by AMS. SFI was prevented from commencing discovery against AMS or other third party witnesses (in particular, Agilent Technologies, Inc.) due to the trial court’s ruling that SFI had not yet described its trade secrets in sufficient detail pursuant to Code of Civil Procedure § 2019(d) (now Section 2019.210). In February 2005, the trial court ruled that SFI could proceed with discovery related to all causes of action, other than the trade secret cause of action. AMS petitioned the Court of Appeal for a writ reversing the trial court’s order that SFI could conduct discovery on the non-trade secret causes of action, and SFI petitioned the Court of Appeal for a writ reversing the trial court’s order that SFI’s trade secret identification was not in compliance with Section 2019.210. On September 13, 2005, the Court of Appeal ruled that SFI’s trade secret identification was in compliance with Section 2019.210. The trial court independently reviewed SFI’s Section 2019.210 identification and indicated that it is in compliance with the standards articulated by the Court of Appeal, and also indicated that it plans to order AMS and Agilent to respond to SFI’s discovery as soon as the case is returned to the trial court. Prior to the trial court being able to enter such an order, AMS petitioned the Supreme Court of California seeking to reverse the Court of Appeal decision. As of November 4, 2005, the Supreme Court has not yet decided whether it will grant review of the Court of Appeal decision. Pending a decision from the Supreme Court, no action is being taken in the trial court, and no trial date or other deadlines have been set.

Item 4. Submission of Matters to a Vote of Security Holders

        On September 13, 2005, the Company held its annual meeting of the stockholders. There were present at the meeting, in person or by proxy, the holders of 51,872,472 shares of common stock of the Company, representing 87.32% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote.

        The following individuals were re-elected to the board of directors:

	Votes for —————	Votes Withheld ——————
Edward A. Dohring	50,177,533	1,694,939
Jeffrey M. Krauss	50,205,433	1,667,039
Brad Mattson	50,435,778	1,436,694
H. Duane Wadsworth	50,219,954	1,652,518

        The proposal to adopt an amendment to the Company’s 1998 Equity Participation Plan to increase the maximum authorized shares of common stock from 10,000,000 to 20,000,000 and to increase the maximum number of shares that may be subject to awards granted to any individual under the plan in any fiscal year from 1,600,000 to 4,000,000 was approved by the stockholders as follows:

For	13,460,762
Against	6,208,044
Abstain	129,896
Broker Non Vote	32,073,770

        The proposal to adopt an amendment to the Company’s Option Plan for Outside Directors to increase the maximum authorized shares of common stock from 1,600,000 to 4,000,000 was approved by stockholders as follows:

For	15,103,575
Against	4,569,611
Abstain	125,506
Broker Non Vote	32,073,780

        The proposal to adopt an amendment to the Company’s Certificate of Incorporation to increase the maximum authorized shares of common stock from 100,000,000 to 200,000,000, was approved by stockholders as follows:

For	48,579,214
Against	2,402,078
Abstain	891,180

        The proposal to approve a financing transaction in which the company may sell and issue, to a group of private investors, (a) up to 28,315,385 shares of common stock at a price of $0.65 per share and (b) five-year warrants to purchase up to 14,157,692 shares of common stock at an exercise price of $1.00 per shares, was approved by stockholders as follows:

For	17,966,499
Against	1,655,703
Abstain	176,500
Broker Non Vote	32,073,770

        The proposal to adopt an amendment to the Company’s Certificate of Incorporation to allow the Board of Directors to adopt, amend or repeal the Company’s Bylaws, was approved by stockholders as follows:

For	47,534,598
Against	4,113,392
Abstain	224,482

        The proposal to ratify the appointment of Moss Adams LLP as Independent Registered Public Accounting Firm for the fiscal year ending March 31, 2006.

For	51,108,406
Against	635,953
Abstain	128,113

Item 6. Exhibits

      (a) Exhibits

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEGAL CORPORATION (Registrant)
Dated: November 14, 2005	/s/ CHRISTINE HERGENROTHER Christine Hergenrother Chief Financial Officer

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: November 14, 2005	/s/ Thomas R. Mika ———————————————— Chief Executive Officer and President

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christine Hergenrother, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tegal Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: November 14, 2005	/s/ Christine Hergenrother ———————————————— Chief Financial Officer

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
November 14, 2005

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
November 14, 2005