Form 10-Q
period 2005-12-31
TEGAL CORP /DE/
filed 2006-02-10
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————
FORM 10-Q
——————

(Mark	One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

_________________

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [   ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer [   ]     Accelerated filer [   ]      Non-accelerated filer [X]

        As of February 9, 2006 there were 83,973,854 shares of our common stock outstanding.

TEGAL CORPORATION AND SUBSIDIARIES

	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	23
ITEM 6.	EXHIBITS	23
SIGNATURES		24

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 31, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$15,111	$7,093
Accounts receivable, net of allowances for sales returns and doubtful accounts of $219 and $533 at
December 31, and March 31, 2005 respectively	6,031	1,897
Inventories	7,370	5,140
Prepaid expenses and other current assets	2,626	641

Total current assets	31,138	14,771
Property and equipment, net	1,994	3,342
Intangible assets, net	1,553	1,796
Other assets	189	183

Total assets	$34,874	$20,092

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and bank lines of credit	$31	$159
Accounts payable	3,474	3,607
Accrued product warranty	425	252
Deferred revenue	827	122
Accrued expenses and other current liabilities	2,357	2,575

Total current liabilities	7,114	6,715
Long-term portion of capital lease obligations	5	13
Other long term obligations	25	64

Total long term liabilities	30	77

Total liabilities	7,144	6,792

Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 200,000,000 shares authorized; 83,973,854 and 52,843,520 shares
issued and outstanding at December 31, 2005 and March 31, 2005 respectively	840	528
Restricted Share Units	1,280	—
Deferred Compensation	(276)	—
Additional paid-in capital	118,741	99,156
Accumulated other comprehensive income (loss)	512	(110)
Accumulated deficit	(93,367)	(86,274)

Total stockholders' equity	27,730	13,300

Total liabilities and stockholders' equity	$34,874	$20,092

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Revenue	$6,246	$2,903	$15,704	$11,332
Cost of sales	4,565	2,377	10,905	8,105

Gross profit (loss)	1,681	526	4,799	3,227

Operating expenses:
Research and development	1,039	1,578	3,426	4,243
Sales and marketing	694	704	2,095	2,230
General and administrative	1,128	1,178	5,766	4,771
In-process research and development	—	—	—	1,653

Total operating expenses	2,861	3,460	11,287	12,897

Operating loss	(1,180)	(2,934)	(6,488)	(9,670)
Other income (expense), net
Interest income (expense), net	142	(2)	166	(2,065)
Other income (expense)	(866)	248	(770)	221

Total other income (expense), net	(724)	246	(604)	(1,844)

Net loss	$(1,904)	$(2,688)	$(7,092)	$(11,514)

Net loss per share, basic and diluted	$(0.02)	$(0.06)	$(0.11)	$(0.26)

Shares used in per share computation:
Basic	83,945	47,733	63,137	45,135
Diluted	83,945	47,733	63,137	45,135

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,092)	$(11,514)
Adjustments to reconcile net loss to cash used in operating activities:
Non cash in-process research & development charge	—	1,653
Depreciation and amortization	950	1,081
Non cash interest expense - accretion of debt discount and amortization of debt
issuance costs	—	2,019
Non-cash valuation of marked to market investor warrants	436	—
Fair value of warrants issued for services rendered	1,837	292
Provision for doubtful accounts and sales return allowances	(323)	(138)
Excess and obsolete inventory provision	—	—
Changes in operating assets and liabilities:
Receivables	(3,506)	(1,513)
Inventories	(1,384)	(1,457)
Prepaid expenses and other assets	(1,834)	(388)
Accounts payable	(145)	1,508
Accrued expenses and other liabilities	(269)	92
Accrued product warranty	159	(138)
Deferred revenue	706	(120)

Net cash used in operating activities	(10,465)	(8,623)

Cash flows used in investing activities:
Purchases of property and equipment	(211)	(314)
Loss on disposal of property and equipment	128	—

Net cash used in investing activities:	(83)	(314)

Cash flows provided by financing activities:
Net proceeds from issuance of common stock	18,627	8,595
Borrowings under lines of credit	53	1,136
Repayment of borrowings under lines of credit	(181)	(2,465)
Proceeds from and (payments on) capital lease financing	(9)	(8)

Net cash provided by financing activities	18,490	7,258

Effect of exchange rates on cash and cash equivalents	76	(26)

Net increase (decrease) in cash and cash equivalents	8,018	(1,705)
Cash and cash equivalents at beginning of period	7,093	7,049

Cash and cash equivalents at end of period	$15,111	$5,344

Supplemental disclosure of non-cash investing and financing activities
Transfer of demo lab equipment between inventory and fixed assets	$725	—

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

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share data)

1. Basis of Presentation:

        In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2005 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005. The results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of results to be expected for the entire year.

        The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $7,092 and $11,514 for the nine months ended December 31, 2005 and 2004, respectively. The Company generated negative cash flows from operations of $10,909 and $8,623 for the period ended December 31, 2005 and 2004, respectively. During the current Fiscal Year 2006 the Company raised a net of $18,161 through a private investment placement of equity. Management believes that these proceeds, combined with projected sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal 2007. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company’s ability to achieve its intended business objectives may be adversely affected. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company’s temporary investments are invested in highly liquid money market funds. The Company’s accounts receivables are derived primarily from sales to customers located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of December 31, 2005, two customers accounted for approximately 76% of the accounts receivables balance. As of December 31, 2004, one customers accounted for approximately 49% of the accounts receivable balance.

        During the three months ended December 31, 2005 and 2004, two customers accounted for 70% and 28% of total revenues, respectively. During the nine months ended December 31, 2005 and December 31, 2004, one customer accounted for 55% and 23% of total revenues, respectively.

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

        The following assumptions are included in the estimated grant date fair value calculations for the Company’s stock option awards and Employee Qualified Stock Purchase Plan (“Employee Stock Purchase Plan”):

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005	Three Months Ended December 31, 2004	Nine Months Ended December 31, 2004
Expected life (years):
Stock options	4.0	4.0	4.0	4.0
Employee plan	4.0	4.0	4.0	4.0
Volatility:
Stock options	84%	68%	88%	89%
Employee plan	84%	68%	88%	89%
Risk-free interest rate	3.905	3.905	2.25%	2.25%
Dividend yield	0%	0%	0%	0%

        The weighted average estimated grant date fair value, as defined by SFAS No. 123, for stock option awards granted during three months ended December 31, 2005 was $0.57 per option.

        The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net loss as reported	$(1,904)	$(2,688)	$(7,092)	$(11,514)
Add: Stock-based employee compensation expense included in reported
net loss	—	—	—	—
Deduct: Total stock-based employee compensation expense determined
under fair value method for all awards	(367)	(396)	(1,447)	(1,037)

Proforma net loss	$(2,271)	$(3,084)	$(8,539)	$(12,551)

Basic net loss per share:
As reported	$(0.02)	$(0.06)	$(0.11)	$(0.26)

Proforma	$(0.03)	$(0.07)	$(0.14)	$(0.28)

        During the nine months ended September 30, 2005, the Company awarded 1,000,000 restricted stock units to Brad Mattson, the Company’s Chairman, and 150,000 restricted stock units to Thomas Mika, the Company’s President and Chief Executive Officer at the close of the 2005 PIPE, see note 6. These restricted stock units were accounted for as compensation expense of $1,004.

        During the nine months ended September 30, 2005, the Company awarded five employees 400,000 restricted shares. These shares were valued at $276, are not vested, and were accounted for as Restricted Share Units and Deferred Compensation in the equity section of the balance sheet.

        During the previous fiscal year, the Company entered into a contract with certain consultants of the Company pursuant to which the Company will issue warrants on a monthly basis in lieu of cash payments for two years, dependant upon the continuation of the contract and the achievement of certain performance goals. These warrants are valued and expensed on a monthly basis upon issuance. During the three and nine months ending December 31, 2005, the Company issued warrants to purchase 84,999 and 254,997 shares, respectively, of the Company’s common stock to service providers for services rendered. During the three and nine months ended December 31, 2005, the warrants were valued at $42 and $179 respectively, using the Black-Scholes model with an exercise price at the market value on the day of the grant and an average interest rate of 3.99% and 3.11% respectively. The life of the warrants is five and seven years with the volatility of 115% and 118%, respectively.

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

2. Inventories:

        Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required, as was the case in the forth quarter of fiscal 2005. Any excess and obsolete provision is released only if and when the related inventories is sold or scrapped. During the three and nine months ending December 31, 2005, the Company sold previously reserved inventory of $131 and $440, respectively.

        Inventories for the periods presented consisted of:

	December 31, 2005	March 31, 2005
Raw materials	$1,574	$1,044
Work in progress	4,046	2,976
Finished goods and spares	1,750	1,120

	$7,370	$5,140

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

        Warranty activity for the three-month and nine-month periods ended December 31, 2005 and 2004 was:

	Warranty Activity for the Three Months Ended December 31,		Warranty Activity for the Nine Months Ended December 31,
	2005	2004	2005	2004
Balance at the beginning of the period	$315	$251	$252	$366
Additional warranty accruals for warranties issued during the period	234	68	445	298
Accruals related to pre-existing warranties	—	—	—	—
Less settlements made during the period	(124)	(63)	(272)	(408)

Balance at the end of the period	$425	$256	$425	$256

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

4. Accounting for Restructure Expenses:

        During the three months ended December 31, 2005, the Company recorded no severance charges. During the nine months ended December 31, 2005, the Company recorded a severance charge of approximately $117 related to staff reductions of 5 employees, of which approximately $24 was classified as cost of sales, $85 as research and development and $8 as sales, marketing and general and administrative expenses. The Company had an outstanding severance liability of approximately $23 as of December 31, 2005. During the fiscal year ended March 31, 2005, the Company recorded a severance charge of approximately $129 related to staff reductions of 19 employees, of which approximately $19 was classified as cost of sales, $18 as research and development and $92 as sales, marketing and general and administrative expenses.

5. Net Loss Per Common Share:

        Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

        The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net loss applicable to common stockholders	$(1,904)	$(2,688)	$(7,092)	$(11,514)

Basic and diluted:
Weighted-average common shares outstanding	83,945	47,733	63,137	45,135
Less weighted-average common shares subject to repurchase	—	—	—	—

Weighted-average common shares used in computing basic and diluted net loss per common share	83,945	47,733	63,137	45,135

Basic and diluted net loss per common share	$(0.02)	$(0.06)	$(0.11)	$(0.26)

        Outstanding options, warrants and restricted stock equivalent to 30,004,852 and 12,699,823 shares of common stock at a weighted-average exercise price of $1.27 and $2.22 per share on December 31, 2005 and 2004, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could potentially dilute earnings per share in future periods.

6. Stock-Based Transactions:

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

        In the initial closing of the 2005 PIPE on July 12, 2005, the Company sold 6,300,000 shares at a purchase price of $0.65 per share and five-year warrants to purchase an aggregate of 3,150,000 shares of common stock at an exercise price of $1.00 per share to the investors at an aggregate purchase price of $4,095. In connection with the 2005 PIPE, the Company granted to the investors registration rights. The effective date of the Form S-3 registration statement registering the shares issued in the initial closing was August 25, 2005.

        In the second closing of the 2005 PIPE on September 19, 2005, the Company sold 24,540,000 shares at a purchase price of $.65 per share and five-year warrants to purchase an aggregate of 12,270,001 shares of common stock at an exercise price of $1.00 per share to the investors at an aggregate purchase price of $15,951. The effective date of the Form S-3 registration statement registering the shares issued in the second closing was October 24, 2005.

        In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the fair value of the warrants in the second closing of the 2005 PIPE on the date of grant was estimated to be $6,621 using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.5%, the contractual life of 5 years and volatility of 115%. The warrants’ fair value was reported as a liability at the time of grant, with a corresponding charge to common stock. At September 30, 2005, the fair value of the warrants was estimated to be $6,295 using the Black-Scholes option pricing model with the same assumptions. The $326 decrease in the liability has been reported as other income. The fair value of the warrants was reclassified to common stock when the applicable Form S-3 registration statement became effective on October 24, 2005, with the difference in the fair value of the warrants between September 30, 2005, and the effective date reflected in the statement of operations as other expense of $762. As of December 31, 2005, there is no longer a contingent liablility.

        The Company paid a placement fee of $1,453 (equal to 7% of the Company’s gross proceeds for both transactions) to Dahlman Rose & Company LLC, the Company’s financial advisor for the 2005 PIPE.

Issuance of Warrants to Consultants

        The Company is party to a contract with certain consultants pursuant to which the Company will issue warrants on a monthly basis in lieu of cash payments through August 2006, depending upon the continuation of the contract and the achievement of certain performance goals. The maximum number of warrants to be issued under these agreements is 990,000 shares. During the three and nine months ended December 31, 2005, the warrants were valued at $42 and $179 respectively, using the Black-Scholes model with an exercise price at the market value on the day of the grant and an average interest rate of 3.99% and 3.11%, respectively. The life of the warrants is five and seven years with the volatility of 115% and 118%, respectively.

        On September 13, 2005 the Company issued 500,000 warrants with an exercise price of $0.69 per share as consideration for an amendment to the current lease of the Company’s headquarters to reduce the termination fee. The value of the warrants of $655 was based on the fair value of the termination penalty reduction offset by the exercise price of the warrant and recorded as rent expense.

7. Lines of Credit:

        As of December 31, 2005, the Company’s Japanese subsidiary had borrowed 0.1 million yen (approximately $8 at exchange rates prevailing on December 31, 2005) under its Japanese bank line of credit. The credit line has a total borrowing capacity of 150,000 yen (approximately $1,271 at exchange rates prevailing on December 31, 2005), which is secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375% as of December 31, 2005) plus 1.0%.

        Notes payable as of December 31, 2005 consisted primarily of one outstanding note to the California Trade and Commerce Agency for $22. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75% with monthly payments of approximately $5.5 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation.

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

        For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

	Revenue for the Three Months Ended December 31,		Revenue for the Nine Months Ended December 31,
	2005	2004	2005	2004
Sales to customers located in:
United States	$2,047	$808	$3,790	$2,555
Asia, excluding Japan	2,431	428	2,770	1,231
Japan	768	625	1,846	5,354
Europe	1,000	1,042	7,298	2,192

Total sales	$6,246	$2,903	$15,704	$11,332

	December 31, 2005	March 31, 2005
Long-lived assets at period-end:
United States	$5,217	$5,112
Europe	17	7
Japan	8	16
Asia, excluding Japan	4	3

Total long-lived assets	$5,246	$5,138

9. Comprehensive Income (Loss):

        The components of comprehensive loss for the three and nine-month periods ended December 31, 2005 and 2004 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net loss	$(1,904)	$(2,688)	$(7,092)	$(11,514)
Foreign currency translation adjustment	228	(277)	621	(192)

	$(1,676)	$(2,965)	$(6,471)	$(11,706)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

        Information herein contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for our products, our quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, cyclicality of the semiconductor industry, impediments to customer acceptance of our products, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in our SEC reports, including in the section entitled “Risk Factors” below. For further information, refer to the business description and risk factors described below. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

Inventories

        Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required, as was the case in the fourth quarter of fiscal 2005. Any excess and obsolete provision is released only if and when the related inventories is sold or scrapped.

        We periodically analyze any systems that are in finished goods inventory to determine if they are suitable for current customer requirements. At the present time, our policy is that if after approximately 18 months we determine that a sale will not take place within the next 12 months, and the system would be useable for customer demonstrations or training, it is transferred to fixed assets. Otherwise, it is expensed.

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

Results of Operations

        The following table sets forth certain financial items for the three and nine month periods ended December 31, 2005 and 2004:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Revenue	$6,246	$2,903	$15,704	$11,332
Cost of sales	4,565	2,377	10,905	8,105

Gross profit (loss)	1,681	526	4,799	3,227

Operating expenses:
Research and development	1,039	1,578	3,426	4,243
Sales and marketing	694	704	2,095	2,230
General and administrative	1,128	1,178	5,766	4,771
In-process research and development	—	—	—	1,653

Total operating expenses	2,861	3,460	11,287	12,897

Operating loss	(1,180)	(2,934)	(6,488)	(9,670)
Other income (expense), net
Interest income (expense), net	142	(2)	166	(2,065)
Other income (expense)	(866)	248	(770)	221

Total other income (expense), net	(724)	246	(604)	(1,844)

Net loss	$(1,904)	$(2,688)	$(7,092)	$(11,514)

        The following table sets forth certain financial items as a percentage of revenue for the three and nine-month periods ended December 31, 2005 and 2004:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005		2004
Revenue	100.0%	100.0%	100.0%		100.0%
Cost of sales	73.1	81.9	69.5		71.5

Gross profit (loss)	26.9	18.1	30.5		28.5
Operating expenses:
Research and development	16.6	54.4	21.8		37.4
Sales and marketing	11.1	24.3	13.3		19.7
General and administrative	18.1	40.5	36.8		42.1
In-process research and development	—	—	—		14.6

Total operating expenses	45.8	119.2	71.9		113.8

Operating loss	(18.9)	(101.1)	(41.4)		(85.3)
Other income, net:
Interest expense, net	2.3	(0.1)	1.1		(18.2)
Other income (expense), net	(13.9)	8.6	(4.9)		1.9

Other income (expense), net	(11.6)	8.5	(3.8)		(16.3)

Net loss	(30.5%)	(92.6%)	(45	.2)%	(101.6%)

        Revenue. The increase in revenue for the three months ended December 31, 2005 was principally due to the sale of two additional 6500 series systems over the same period of the previous year. The increase in revenue for the nine months ended December 31, 2005 was principally due to the sale of four additional 6500 series systems over the same period of the previous year, offset by the lower revenue associated with a recertified Endeavor compared to a new Endeavor sold in the previous year, and reduced service and spare parts sales. We believe the reduction of service and spare parts sales is a result of reduced usage of our non-critical etch systems by our customers.

        International sales as a percentage of the Company’s revenue for the three and nine months ended December 31, 2005 were approximately 67% and 76%, respectively, and for the three and nine months ended December 31, 2004 were approximately 72.2% and 77.5%, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

        Gross profit (loss). Gross profit as a percentage to revenue for the three and nine months ended December 31, 2005 increased by 8.8% and 2.0%, respectively over the comparable periods in 2004. The increase in gross profit as a percentage to revenue, was principally attributable to fixed cost allocated over a larger revenue base.

        Research and development. Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. The decrease in research and development spending for the three and nine months ended December 31, 2005 resulted from lower license fees, consulting, employee travel, and recruiting expenses as compared to the prior year.

        Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. The decrease in sales and marketing spending for the three and nine months ended December 31, 2005 was primarily due to temporary reduction of personnel which the Company believes will return to previous run rates within the next three to six months, partially offset by commissions paid on sales, as compared to the prior year.

        General and administrative. General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. The increase in spending for the nine months ended December 31, 2005 was primarily due to non cash restricted stock units granted and recorded as compensation expense and warrants issued to the landlord of our principal executive offices as compensation for the lease termination fee reduction in addition to $500 paid as an advance on the termination penalty, offset in part by reduced legal and consulting fees that were associated with the defense of patents and the integration of the acquired companies in the previous period.

        Other income (expense), net. Other income (expense), net consists principally of, interest income, interest expense, other income, (expense), gains and losses on the disposal of fixed assets, and gains and losses on foreign exchange. We recorded net non-operating expense of $724 and $604 during the three-month and nine-month period ended December 31, 2005 respectively. Other expense was principally due to the net mark to market valuation of the investor warrants of $436 and $116 loss on the disposal of a fixed asset.

        Contractual obligations. The following summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Non-cancelable capital lease obligations	$17	$12	$5	—	—
Non-cancelable operating lease obligations	4,477	1,328	2,128	1,021	—
Notes payable and bank lines of credit	26	26	—	—	—

Total contractual cash obligations	$4,520	$1,366	$2,133	$1,021	—

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

Liquidity and Capital Resources

        For the nine-month period ended December 31, 2005, we financed our operations through the use of outstanding cash balances, borrowings against our credit facilities in Japan and net proceeds from the 2005 PIPE.

        As of December 31, 2005, our Japanese subsidiary had borrowed 1,000 yen (approximately $8 at exchange rates prevailing on December 31, 2005) under its Japanese bank line of credit. The credit line has a total borrowing capacity of 150,000 yen (approximately $1,271 at exchange rates prevailing on December 31, 2005), which is secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The Japanese bank line bears interest at Japanese prime (1.375% as of December 31, 2005) plus 1.0%.

        Notes payable as of December 31, 2005 consisted primarily of one outstanding note to the California Trade and Commerce Agency for $22. The unsecured note from the California Trade and Commerce Agency carries an annual interest rate of 5.75% with monthly payments of approximately $5.5 per month. Although the payment deadlines are being met, the note is currently in technical default due to the merger of Sputtered Films and Tegal Corporation.

        The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $7,092 and $11,514 for the nine months ended December 31, 2005 and 2004, respectively. We generated negative cash flows from operations of $10,909 and $8,623 for the period ended December 31, 2005 and 2004, respectively. During the current Fiscal Year 2006, we raised a net of $18,161 through the 2005 PIPE. Management believes that these proceeds, combined with projected sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal 2007. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, our ability to achieve our intended business objectives may be adversely affected. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Risk Factors

We have incurred operating losses and may not be profitable in the future; Our plans to maintain and increase liquidity may not be successful; The report of the independent registered public accounting firm includes a going concern uncertainty explanatory paragraph.

        We incurred net losses of $15.4 million, $12.6 million and $12.6 million for the years ended March 31, 2005, 2004 and 2003, respectively, and generated negative cash flows from operations of $7.5 million, $3.2 million and $6.0 million in these respective years. Those factors raised substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated May 27, 2005 filed with our Annual Report on Form 10-K/A for the year ended March 31, 2005. We have raised approximately $18.2 million from the sale of stock and warrants in the 2005 PIPE. During fiscal year 2005, we raised approximately $10.4 million from stock issued to Kingsbridge. Management believes that these proceeds, combined with a projected increase in sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through Fiscal Year 2007. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all. Failure to raise additional funds may adversely affect our ability to achieve our intended business objectives. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

The exercise of outstanding warrants, options and other rights to obtain additional shares will dilute the value of our shares of common stock and could cause the price of our shares of common stock to decline.

        As of December 31, 2005, there were 83,973,854 shares of our common stock issued and outstanding and there were 24,984,318 shares of common stock reserved for issuance under our equity incentive and stock purchase plans.

        As of December 31, 2005, there were warrants, stock options and restricted stock units outstanding for approximately 30,004,852, shares of our common stock.

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

        Our top five customers accounted for 80.0%, 84.8% and 88.2% of our total revenues in fiscal 2005, 2004 and 2003, respectively. Three customers each accounted for more than 10% of total revenues in fiscal 2005. During the three months ended December 31, 2005, two customers accounted for 70% of total revenues. During the nine months ended December 31, 2005, one customer accounted for 55% of total revenues. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor manufacturing industry, may have a detrimental effect on our business, financial condition, results of operations and cash flows. Our ability to increase our sales in the future will depend, in part, upon our ability to obtain orders from new customers, as well as the financial condition and success of our existing customers and the general economy, which is largely beyond our ability to control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our cash equivalents are principally comprised of money market accounts. As of December 31, 2005, we had cash and cash equivalents of $15,111. These accounts are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure.

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

        At December 31, 2005, the Company had forward exchange contracts maturing at various dates to exchange 296,000 yen into $2,488.

Item 4. Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

    (a)        Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date at the end of the quarter covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934) are effective at the reasonable assurance level.

    (b)        Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting

PART II — OTHER INFORMATION

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

        The case is now in the discovery phase, and a trial date has been set for September 5, 2006. On November 18, 2005, SFI requested leave to add Agilent Technologies, Inc. (“Agilent”) as a defendant based on evidence that Agilent and AMS co-developed the machines which SFI contends were built using SFI proprietary information. The Court granted SFI’s request and Agilent was served as a Doe defendant on December 12, 2005. SFI has learned that Agilent transferred its Semiconductor Products Group to Avago effective December 1, 2005, and as such SFI will seek to add certain Avago entities as defendant in this action.

Item 6. Exhibits

         (a) Exhibits

10.1	Lease between Registrant and BRE/PCCP Orchard, LLC, dated December 21, 2005
10.2	Sublease between Registrant and Silicon Genesis Corporation, dated December 30, 2005
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEGAL CORPORATION (Registrant)	/s/ CHRISTINE HERGENROTHER —————————————— Christine Hergenrother Chief Financial Officer

Dated: February 10, 2006