Form 10-K
period 2006-03-31
TEGAL CORP /DE/
filed 2006-06-13
CIK 931059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
For Annual and Transition Reports Pursuant to Sections 13 or #15D of the Securities and Exchange Act of 1934
________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
Common Stock, $0.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the common stock on September 30, 2005 as reported on the NASDAQ Smallcap Market, was $59,593,820. As of May 19, 2006, 84,253,058 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2006 Annual Meeting of Stockholders to be held July 21, 2006 will be filed with the Commission within 120 days after the close of the registrant’s fiscal year and are incorporated by reference in Part III.

PART I

Item 1.  Business

Information contained or incorporated by reference herein contains forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology which constitutes projected financial information. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Financial Condition” section set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 18 below and “Risk Factors” set forth in Item 1A below. .We assume no obligation to update forward-looking statements.

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

On August 30, 2002, we acquired all of the outstanding common stock of Sputtered Films, Incorporated (“SFI”), a privately held California corporation. SFI is a leader in the design, manufacture and service of high performance physical vapor deposition sputtering systems for the semiconductor and semiconductor packaging industry. SFI was founded in 1967 with the development of its core technology, the S-Gun. SFI continues to operate as a wholly-owned subsidiary of Tegal. The majority of the SFI operations have been moved to the Company’s headquarters operations in Petaluma, California, and its operations are now fully integrated with those of Tegal.

On November 11, 2003, we acquired substantially all of the assets and certain liabilities of Simplus Systems Corporation, (“Simplus”), a development stage company. Simplus had developed a deposition cluster tool and certain patented processes for barrier, copper seed and high-K dielectric applications. Simplus had coined the term “nano-layer deposition” or “NLD” to describe its unique approach to molecular organic chemical vapor deposition (“MOCVD”). Immediately following the acquisition of the assets of Simplus, its employees and technology were integrated into the development programs of the Company. We are continuing to develop these NLD processes and related tools, and are in the process of marketing them to a limited number of key customers and joint development partners.

On May 28, 2004, we purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”). FDSI, a privately held development stage company, was founded in 1999 as a spin-off of SFI. FDSI had developed a high-throughput, low cost-of-ownership physical vapor deposition (“PVD”) system with highly differentiated technology for leading edge memory and logic device production on 200 and 300 millimeter wafers. FDSI’s operations and development programs were fully absorbed into the Company following the acquisition, and Tegal has continued to develop systems for addressing these markets.

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

Maintain our Technology Leadership Position in New Materials Etch - We have become a leading provider of etch process solutions for a set of new materials central to the production of an array of advanced semiconductor and nanotechnology devices in emerging markets. Incorporation of these new materials is essential to achieving the higher device densities, lower power consumption and novel functions exhibited by the newest generation of cell phones, computer memories, fiber optic switches and remote sensors. Currently, we are the leading supplier of etch solutions to makers of advanced “non-volatile” ferro-electric (“FeRAM”), magnetic (“MRAM”) devices, and virtually all other types of non-volatile memories. FeRAM is just now entering commercial production with chips for the newest generation of cell phones, PDA’s, smart cards and RFIDs, used for applications such as railway passes and ink jet cartridge tracking. Our new materials expertise also includes the etching of so-called “compound-semi” materials, such as GaAs, GaN and InP, widely used in telecom device production. In addition, we are known for our capability to etch certain noble metals, such as gold and platinum, as well as certain proprietary compound metals. This capability is increasingly important in advanced memory development and in the production of Micro-Electrical Mechanical Systems (“MEMS”), a type of commercially produced nanotechnology device, especially useful to the automotive industry.

Strengthen our Position in Deposition Process Equipment for Advanced Packaging Applications -- Since 2002, we have completed two acquisitions of deposition products incorporating the same unique “sputter-up” technology. This technology is directed principally at so-called “back-end” semiconductor manufacturing processes, including backside metallization and underbump metal processes, for both 200-mm and 300-mm wafer sizes. These processes are important to advanced, wafer-level packaging schemes, which are increasingly being used for high-pin-count logic and memory devices.

Introduce a New Product into Established Equipment Market -- The continued development of our recently acquired NLD technology represents our belief that we have a compelling solution to a critical process need in present-day and future semiconductor device fabrication. As device geometries continue to shrink, conventional chemical vapor deposition (“CVD”) process equipment is increasingly incapable of depositing thin conformal films in high-aspect ratio trenches and vias. Atomic Level Deposition (“ALD”) is one technology for satisfying this deposition requirement. However, ALD has several shortcomings, including low throughput and limitations on film type and quality, which we believe our NLD technology overcomes.

Maintain our Service Leadership Position -- Tegal has been consistently recognized by our customers for providing a high level of customer support, a fact that has been noted by our top rankings for several consecutive years in the annual survey conducted by VLSI Research, Inc. We expect to maintain and build on this reputation as we seek new customers in both emerging and established markets.

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

6500 Series Etch Products

We offer several models of our 6500 series etch products configured to address film types and applications desired by our customers. We introduced the 6500 series tool in 1994 and since that time have extended the product line to address new applications including:

•	new high-K dielectrics and associated materials used in capacitors at sub-0.5 micron for FeRAMs, high-density DRAM and MRAM devices;
•	shallow trench isolation used to isolate transistors driven by increased packing densities used in memory devices employing design rules at or below 0.25 micron;
•	sub-0.5 micron multi-layer metal films composed of aluminum/copper/silicon/titanium alloys;
•	sub-0.5 micron polysilicon;
•	compound semiconductor III-V materials; and
•	leading edge thin film head materials.

All 6500 Series Plasma Etch systems feature either Tegal's patented dual-frequency HRe™ CCP or Spectra™ ICP process module technology. The production tested cluster platform design incorporated on all 6500 systems accommodates either one or two etch process modules for processing of 100-mm to 200-mm wafers. Each module can be configured to run independent processes-optimizing flexibility, minimizing downtime and maximizing wafer throughput. The 6500 system comes standard with one vacuum cassette elevator for wafer input/output. Optionally, a second vacuum cassette elevator or patented Rinse-Strip-Rinse™ corrosion passivation station may be added within the standard frame. Each system incorporates full cluster tool technology with the latest innovations in contamination control and factory automation. We believe our 6500 Series systems have demonstrated their effectiveness in addressing the challenges of etching new materials in a production environment.

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

Our 200-mm PVD technologies and our 300-mm PVD technologies (under development) address the following applications:

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

Endeavor PVD™ Products

We offer several models of our Endeavor PVD products configured to address film types and applications desired by the customer. We introduced the Endeavor series tool in 1992 and since that time have expanded the product line to address new applications. The Endeavor PVD cluster tool features our patented S-Gun™ magnetron sputtering source. The platform is designed to accept up to five process modules including a wide array of both dielectric and metal sputtering configurations in addition to plasma pre-clean modules. The transport system can accommodate 50mm to 200-mm wafers, or 6" square reticles, in a unique "sputter-up" orientation that is extremely gentle and reliable. The unique handling system is especially advantageous for backside metallization on delicate ultra-thin silicon wafers, as it handles them without flipping or applying any mechanical pressure. Each system incorporates state-of-the-art cluster tool technology with the latest innovations in contamination control and factory automation.

OnCore™ PVD

We are currently developing the OnCore™ cluster tool for advanced 300-mm PVD applications in wafer-level packaging and other back-end processes. The OnCore platform represents Tegal's first product offering for 300-mm semiconductor manufacturing. The OnCore PVD cluster tool is built on a mono-block vacuum chamber that allows up to 5 process modules, a pre-heat station, a cooling station, and two load locks, in a compact 2.5m x 2.5m footprint with significantly fewer vacuum seals than traditional cluster tool architecture. The result is a very cost-effective 300-mm production platform both in terms of system price and cleanroom footprint. Process modules featured on the OnCore include Tegal's newly patented Flat Magnetron and Hollow Cathode Array (HCA) source technologies.

Compact™ NLD

We are currently developing the Compact™ 360 NLD cluster tool as a new 200-mm/300-mm-capable bridge tool that will serve as the introductory platform for Tegal's patented Nano-Layer Deposition process. NLD is a unique cyclic MOCVD process for highly conformal coatings that incorporates plasma film treatment with each deposition cycle. This offers the benefits of atomic layer deposition with the potential for a much higher deposition rate. NLD also offers the benefit of utilizing common MOCVD precursor materials that are readily available for a wide variety of metal, metal oxide and metal nitride films. The Tegal Compact platform can accommodate all wafer sizes from 100-mm to 300-mm in one, two or three process module configurations, with a wide variety of front-end loadlock options including FOUP and EFEM.

Customers

The composition of our top five customers has changed from year to year, but net system sales to our top five customers in each of fiscal 2006, 2005, and 2004 accounted for 68.9%, 80.0% and 84.8%, respectively, of our total net system sales. ST Microelectronics accounted for 54.3% of our total revenue in fiscal 2006. Fujitsu, Western Digital, and RF Micro Devices accounted for 38.2%, 12.8% and 10.1% respectively, of our net system sales in 2005. Intel, Fuji Film, and Matsushita accounted for 31.4%, 22.9% and 12.6% respectively, of our net system sales in 2004. Other than the these customers, no single customer represented more than 10% of our total revenue in fiscal 2006, 2005, and 2004. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, may have a material adverse effect on us.

Backlog

We schedule production of our systems based upon order backlog and customer commitments. We include in our backlog only orders for which written purchase orders have been accepted and shipment dates within the next 12 months have been assigned. As of March 31, 2006 and 2005, our order backlog was approximately $6,138 and $0, respectively. Booked system orders are subject to cancellation by the customer, but with substantial penalties except in the case of orders for evaluation systems or for systems that have not yet incurred production costs. Orders may be subject to rescheduling with limited or no penalty. Some orders are received for systems to be shipped in the same quarter as the order is received. As a result, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Marketing, Sales and Service

We sell our systems worldwide through a network of eight direct sales personnel and eight independent sales representatives in sales offices located throughout the world. In the United States, we market our systems through direct sales personnel located in two regional sales offices and at our San Jose, California headquarters. In addition, we provide field service and applications engineers through our regional locations and our Petaluma headquarters in order to ensure dedicated technical and field process support throughout the United States on short notice.

We maintain sales, service and process support capabilities in Japan, Germany, and Italy. In addition to our international direct sales and support organizations, we also market our systems through independent sales representatives in Israel, India, Turkey, China, South Korea and Singapore and selected markets in Japan.

International sales, which consist of export sales from the United States either directly to the end user or to one of our foreign subsidiaries, accounted for approximately 76%, 70% and 67% of total revenue for fiscal 2006, 2005, and 2004, respectively. Revenues by region for each of the last three fiscal years were as follows:

	Years Ended March 31,
	2006	2005	2004
United States	$5,142	$4,445	$5,538
Asia, excluding Japan	5,624	1,372	1,241
Japan	2,312	6,312	6,485
Germany	2,313	397	170
Italy	386	498	1,480
Europe, excluding Germany and Italy	5,980	1,864	1,614
Total sales	$21,757	$14,888	$16,528

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

We generally warrant our new systems for 12 months and our refurbished systems for six months from shipment. Our field engineers provide customers with call-out repair and maintenance services for a fee. Customers may also enter into repair and maintenance service contracts covering our systems. We train customer service engineers to perform routine service for a fee and provide telephone consultation services generally for a fee.

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

As of March 31, 2006, we had 20 full-time employees dedicated to equipment design engineering, process support and research and development. Research and development expenses for fiscal 2006, 2005, and 2004 were $4,753, $5,772 and $3,305, respectively, and represented 21.8%, 39.0% and 20.0% of total revenue, respectively. Such expenditures were primarily used for the development of new processes, continued enhancement and customization of existing systems, processing customer samples in our demonstration labs and providing process engineering support at customer sites. Additionally, we had in-process research and development expense of $1,653 which represented 11.0% of revenue for fiscal 2005 that was related to the acquisition of FDSI, and $2,202 which represented 13.3% of revenue for fiscal 2004 that was related to the acquisition of Simplus.

Manufacturing

Both our etch and deposition systems are produced at our manufacturing facility in Petaluma, California. Our manufacturing activities consist of assembling and testing components and sub-assemblies, which are then integrated into finished systems. We have structured our production facilities to be driven either by orders or by forecasts and have adopted a modular system architecture to increase assembly efficiency and design flexibility. We have also implemented “just-in-time” manufacturing techniques in our assembly processes. Through the use of such techniques, 900 series system manufacturing cycle times take approximately 14 days and cycle times for our Endeavor systems and our 6500 series products take two to three months.

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

Intellectual Property

We hold an exclusive license or ownership of approximately 60 U.S. patents, including both deposition and etch products, and approximately 14 corresponding foreign patents covering various aspects of our systems. We have also applied for approximately 30 additional U.S. patents and approximately 82 additional foreign patents. Of these patents, a few expire as early as 2006, others expire as late as 2022 with the average expiration occurring in approximately 2015. We believe that the duration of such patents generally exceeds the life cycles of the technologies disclosed and claimed therein. We believe that although the patents we have exclusively licensed or hold directly will be of value, they will not determine our success, which depends principally upon our engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our systems, processes and manufacturing techniques. We have signed a non-exclusive field of use license to two of our patents, relating to our strategic application sets. In addition, other companies and inventors may receive patents that contain claims applicable to our systems and processes. The sale of our systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. We also rely on trade secrets and other proprietary technology that we seek to protect, in part, through confidentiality agreements with employees, vendors, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by others.

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

Employees

As of March 31, 2006, we had a total of 83 regular employees, one part-time contract personnel and two full-time contract personnel. Of our regular employees, 20 are in engineering, and research and development, 23 are in manufacturing and operations, 28 are in marketing, sales and customer service and support and 12 are in executive and administrative positions. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract, retain and develop such employees. Skilled employees, especially employees with extensive technological backgrounds, remain in demand. There can be no assurance we will be able to attract or retain the skilled employees that may be necessary to continue our research and development, manufacturing or marketing programs. The loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on us.

None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Item 1A. Risk Factors

We wish to caution you that there are risks and uncertainties that could affect our business. These risks and uncertainties include, but are not limited to, the risks described below and elsewhere in this report, particularly in “Forward-Looking Statements.” The following is not intended to be a complete discussion of all potential risks or uncertainties, as it is not possible to predict or identify all risk factors.

We have incurred operating losses and may not be profitable in the future; Our plans to maintain and increase liquidity may not be successful.

We incurred net losses of $8.9 million, $15.4 million and $12.6 million for the years ended March 31, 2006, 2005 and 2004, respectively, and generated negative cash flows from operations of $11.7 million, $7.5 million and $3.2 million in these respective years. We have raised approximately $18.4 million from the sale of stock and warrants to institutional investors in fiscal 2006. Management believes that these proceeds, combined with a projected increase in sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through Fiscal Year 2007. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all. Failure to raise additional funds may adversely affect our ability to achieve our intended business objectives. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

The exercise of outstanding warrants, options and other rights to obtain additional shares will dilute the value of our shares of common stock and could cause the price of our shares of common stock to decline.

As of March 31, 2006, there were 84,253,058 shares of our common stock issued and outstanding and there were 23,464,942 shares of common stock reserved for issuance under our equity incentive and stock purchase plans.

As of March 31, 2006, there were warrants, stock options and restricted stock awards outstanding for approximately 28,929,268 shares of our common stock.

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

On August 18, 2005, we were notified by the Nasdaq that the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under the Nasdaq’s Marketplace rules. In order to regain compliance, our stock must trade at or above $1.00 per share for a period of a minimum of at least ten consecutive business days, although the Nasdaq Stock Market, at its discretion, could require us to maintain this share price for a longer period of time. We have 180 calendar days, or until February 13, 2006, to regain compliance; provided, however, that if we are in compliance with all other listing requirements except for the minimum $1.00 per share requirement, we will be eligible for an additional 180 days to regain compliance. On February 13, 2006, we were granted an additional 180 days to regain compliance by August 11, 2006.

As previously announced, we intend to conduct a reverse stock split of our common stock in hopes of regaining compliance with this minimum per share price requirement. However, we cannot assure you that effecting this reverse stock split will result in us regaining compliance with the Nasdaq listing requirements. If we are unable to regain compliance or fall out of compliance in the future with Nasdaq listing requirements, we may take actions in order to achieve compliance. If an initial delisting decision is made by the Nasdaq’s staff, we may appeal the decision as permitted by Nasdaq rules. If we are delisted and cannot obtain listing on another major market or exchange, our stock’s liquidity would suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock’s trading price. Delisting also may restrict us from issuing additional securities or securing additional financing.

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

We have designed our advanced etch and deposition products for customer applications in emerging new films, polysilicon and metal which we believe to be the leading edge of critical applications for the production of advanced semiconductor and other microelectronic devices. Revenues from the sale of our advanced etch and deposition systems accounted for 69%, 30% and 40% of total revenues in fiscal 2006, 2005 and 2004, respectively. Our advanced systems are currently being used primarily for research and development activities or low volume production. For our advanced systems to achieve full market adoption, our customers must utilize these systems for volume production. We cannot assure you that the market for devices incorporating emerging films, polysilicon or metal will develop as quickly or to the degree we expect. If our advanced systems do not achieve significant sales or volume production due to a lack of full customer adoption, our business, financial condition, results of operations and cash flows will be materially adversely affected.

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

•
changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products, due to lifecycles of our customers’ products ending earlier than expected or due to market acceptance of our customers’ products.

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

The composition of our top five customers has changed from year to year, but net system sales to our top five customers in each of fiscal 2006, 2005, and 2004 accounted for 68.9%, 80.0% and 84.8%, respectively, of our total net system sales. ST Microelectronics accounted for 54.3% of our total revenue in fiscal 2006. Fujitsu, Western Digital, and RF Micro Devices accounted for 38.2%, 12.8% and 10.1% respectively, of our net system sales in 2005. Intel, Fuji Film, and Matsushita accounted for 31.4%, 22.9% and 12.6% respectively, of our net system sales in 2004. Other than the these customers, no single customer represented more than 10% of our total revenue in fiscal 2006, 2005, and 2004. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, may have a material adverse effect on us.

We are exposed to additional risks associated with international sales and operations.

International sales accounted for 76%, 70% and 67% of total revenue for fiscal 2006, 2005 and 2004, respectively. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. We cannot assure you that any of these factors will not have a detrimental effect on our operations, financial results and cash flows.

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

Item 2.  Properties

We maintain our headquarters, encompassing our executive office, manufacturing, engineering and research and development operations, in one leased 57,418 square foot facility in Petaluma, California. On February 1, 2006, the landlord of these facilities was given notice of our intention to vacant by July, 31, 2006. Other than certain large pieces of capital equipment leased by us, we own substantially all of the machinery and equipment used in our facilities.

We have office space in a leased 13,300 square foot facility in San Jose, California. Our headquarters will be moved to this location during fiscal year 2007. We have a sublease agreement for the premises, signed on December 30, 2005, which expires on January 31, 2008. In addition, we have a primary lease for the same premises which commences on February 1, 2008 and expires on January 31, 2010.

We lease a 2,400 square foot facility in Goleta, California for technical support related to our Sputtered Films deposition tools.

We lease sales, service and process support space in Munich, Germany, Kawasaki, Japan, Hsin Chu City, Taiwan and Catania, Italy.

Item 3.  Legal Proceedings

Sputtered Films, Inc. v. Advanced Modular Sputtering, et al., filed in Santa Barbara County Superior Court.

On December 22, 2003, Sputtered Films, Inc. ("SFI"), a wholly owned subsidiary of the Company, filed an action against two former employees, Sergey Mishin and Rose Stuart-Curran, and a company they formed after leaving their employment with SFI named Advanced Modular Sputtering, Inc. ("AMS"). Sergey Mishin and Rose Stuart-Curran had each signed confidentiality and non-disclosure agreements regarding information obtained while employed by SFI. The action contains causes of action for specific performance, breach of contract, breach of the covenant of good faith and fair dealing, misappropriation of trade secrets, unfair competition, unfair business practices, interference with prospective economic advantage, conversion, unjust enrichment, and declaratory relief. These claims arise out of information SFI received evidencing that AMS possessed and used SFI's confidential, proprietary and trade secret drawings, specifications and technology to manufacture the sputtering tool marketed by AMS.

During 2004 and 2005, this litigation was largely stalled while AMS and Agilent Technologies, Inc. contested SFI's right to conduct discovery. This dispute was resolved in late 2005 when the California Court of Appeal affirmed SFI's trade secrete identification as statutorily sufficient. On November 18, 2005, SFI requested leave to add Agilent Technologies, Inc. ("Agilent") as a defendant based on evidence that Agilent and AMS co-developed the machines which SFI contends were built using SFI proprietary information. The Court granted SFI's request and Agilent was served as a Doe defendant on December 12, 2005. In early December, SFI learned that Agilent transferred its Semiconductor Products Group to a number of Avago entities effective December 1, 2005, and accordingly SFI sought and received court approval to add Avago Technologies U.S., Inc. and Avago Technologies Wireless (U.S.A.) Manufacturing, Inc (collectively the "Avago Entities") as defendant in this action. On April 25, 2006, the Avago Entities filed a Cross-Complaint against SFI and Tegal Corporation alleging causes of action for breach of contract, trade secret misappropriation, unfair competition, conversion, unjust enrichment and declaratory relief. The Cross-Complaint alleges on information and belief that SFI misused information obtained from Hewlett-Packard in connection with Hewlett-Packard's request to purchase SFI machines or to upgrade SFI machines Hewlett-Packard already owned. SFI and Tegal Corporation intend to vigorously contest all such allegations. Trial is currently set for November 7, 2006, although the Court has indicated that it may bifurcate the Avago Entities' cross-claims.

Other

We are involved in other legal proceedings in the normal course of business and do not expect them to have a material adverse effect on our business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since May 6, 2003, our common stock has traded on the NASDAQ Capital Market under the symbol TGAL. Prior to this date, our common stock traded on the NASDAQ National Market since October 19, 1995. The following table sets forth the range of high and low sales prices for our common stock for each quarter during the prior two fiscal years.

	High	Low
FISCAL YEAR 2005
First Quarter	$2.73	$1.30
Second Quarter	1.91	0.90
Third Quarter	1.83	1.08
Fourth Quarter	1.59	0.90
FISCAL YEAR 2006
First Quarter	$1.35	$1.00
Second Quarter	0.97	0.64
Third Quarter	0.75	0.52
Fourth Quarter	0.66	0.50

The approximate number holders of record of our common stock as of March 31, 2006 was 451. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by security holders:
Equity Incentive Plan	22,500	$5.46	—
1990 Stock Option Plan	89,654	5.31	—
1998 Equity Participation Plan	8,055,510	1.11	10,824,676
Directors Stock Option Plan	990,000	1.35	2,975,000
Total	9,157,664	$1.98	13,799,676

Warrants Outstanding

	Year Ended March 31,
	2006	2005	2004
Number of securities to be issued upon exercise of outstanding warrants	19,771,604	4,312,960	5,006,551
Weighted-average exercise price of outstanding warrants	$1.12	$1.62	$1.39

Since April 1, 2005, we have issued and sold the following unregistered securities:

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

On July 6, 2005, we entered into agreements with investors to raise up to $22,500,000 in a private placement to institutional investors through the sale of (i) an aggregate of 34,615,385 shares of common stock at a purchase price of $0.65 per share, and (ii) warrants to purchase an aggregate of 17,307,692 shares of our common stock, exercisable at $1.00 per share. The first tranche of approximately $4,095,000 of the private placement was completed on July 12, 2005, and the second tranche of approximately $115,951,000 was completed on September 19, 2005 following shareholder approval. One investor elected not to participate in the second tranche, so approximately $2,454,000 of the offering, comprising 3,775,385 shares and 1,887,692 warrants remain unsold. This transaction was effected in reliance on Rule 506 of Regulation D.

Item 6.  Selected Financial Data

	Year Ended March 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$21,757	$14,888	$16,528	$14,100	$21,606
Gross profit (loss)	6,016	3,267	4,647	(66)	6,676
Operating loss	(8,839)	(13,522)	(7,180)	(12,617)	(8,235)
Net (loss)	(8,880)	(15,363)	(12,602)	(12,625)	(8,730)
Net (loss) per share: (1) Basic	(0.13)	(0.33)	(0.56)	(0.82)	(0.67)
Diluted	(0.13)	(0.33)	(0.56)	(0.82)	(0.67)
Shares used in per share computation:
Basic	70,831	46,879	22,442	15,311	13,030
Diluted	70,831	46,879	22,442	15,311	13,030

	March 31,
	2006	2005	2004	2003	2002
(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,787	$7,093	$7,049	$912	$8,100
Working capital	22,047	8,056	8,823	5,041	20,816
Total assets	31,491	20,092	22,658	17,209	29,227
Debt obligations (excluding capital leases and 2% convertible debentures)	13	159	2,450	426	922
Stockholders’ equity	26,040	13,300	14,955	11,123	22,286
__________

(1)	See Note 3 of our Consolidated Financial Statements for an explanation of the computation of earnings per share.

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

Our business objective is to utilize the technologies that we have developed internally or acquired externally in order to increase our market share in process equipment for both semiconductor manufacturing and nanotechnology device fabrication. In the recent past, we have attempted to “leap frog” more established competitors by being “designed-in” to the advanced device fabrication plans of our customers. We have done so primarily by engaging in research and development activities on behalf of our customers that our more established competitors were unwilling or unable to perform. Many of these advanced devices promise substantial returns as consumer demand for certain functions grows and new markets are created. However, the timing of the emergence of such demand, such as broadband wireless communications and RFID tags is highly uncertain. In addition, the successful integration by our customers of all of the various technical processes required to manufacture a device at an acceptable cost is also highly uncertain. As a result of our inability to accurately predict the timing of the emergence of these markets, our sales have declined over the past few years, while our costs for maintaining our research and development efforts, service and manufacturing infrastructure have remained constant or in some cases increased.

At the present time, we are transitioning Tegal from a dependence on these highly unpredictable markets to more established equipment markets, where our success is dependent more on our ability to apply successfully our engineering capabilities to solving existing manufacturing problems. We are carefully managing this transition by limiting our research and development efforts to the most promising near-term sales opportunities, while at the same time redirecting all our available resources toward new products aimed at established equipment markets. Because of our relatively small size, our ability to meet the needs of individual customers is far more important to our success than either macro economic factors or industry-wide factors such as cyclicality, although both of these areas have some effect on our performance as well. As a result, our methods of evaluating our progress are highly customer focused.

With our current products, we believe that we have sufficient opportunities in both emerging and existing markets to allow us to continue a sales growth pattern in the coming year. Equally important is the reduction of operating costs. In the coming year, as in the past 12 months, we expect to achieve savings in operating costs by focusing on the most promising opportunities while limiting our exposure to others, consolidating our operating facilities, outsourcing non-critical activities, and reducing our headcount as we continue to improve operational efficiency.

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

For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The revenue on these transactions is deferred and recorded as deferred revenue. As of March 31, 2006, deferred revenue as related to systems was $455. We reserve for warranty costs at the time the related revenue is recognized.

Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service revenue is included in deferred revenue. As of March 31, 2006 and March 31, 2005 $22 and $42 of deferred revenue was related to service contracts.

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

Inventories

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required. Any excess and obsolete provision is released only if and when the related inventories is sold or scrapped.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These indicators may include, but are not limited to, significant decreases in the market value of an asset and significant changes in the extent or manner in which an asset is used. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. No impairment charge has been recorded for the years-ended 2006, 2005 and 2004, respectively.

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

Accounting for Restructure Expenses

During the fiscal year ended March 31, 2006, we recorded a severance charge of approximately $271 related to staff reductions of 17 employees, of which approximately $168 was classified as cost of sales, $81 as engineering, process and development and $22 sales, marketing and general and administrative expenses. We had an outstanding severance liability of approximately $15 as of March 31, 2006.

During the fiscal year ended March 31, 2005, we recorded a severance charge of approximately $129 related to staff reductions of 19 employees, of which approximately $19 was classified as cost of sales, $18 as research and development and $92 as sales, marketing and general and administrative expenses. We had an outstanding severance liability of approximately $63 as of March 31, 2005.

There were no severance charges and no outstanding liability during fiscal year ended March 31, 2004.

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future taxable income, we have fully reserved our deferred tax assets as of March 31, 2006 and 2005. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Accounting for Freight Charged to Customers

Spares and systems are typically shipped “freight collect,” therefore no shipping revenue or cost is associated with the sale. When freight is charged, it is booked to revenue and offset for the cost of that freight in the cost of revenue accounts pursuant to FASB’s Emerging Issues Task Force (“EITF”) 00-10.

Results of Operations

The following table sets forth certain financial items for the years indicated:

	Year Ended March 31,
	2006	2005	2004
	(In thousands, except share
	and per share data)
Revenue	$21,757	$14,888	$16,528
Cost of revenue	15,741	11,621	11,881
Gross profit	6,016	3,267	4,647
Operating expenses:
Research and development expenses	4,753	5,772	3,305
Sales and marketing expenses	2,963	2,905	2,347
General and administrative expenses	7,139	6,459	3,973
In-process research and development		1,653	2,202
Total operating expenses	14,855	16,789	11,827
Operating loss	(8,839)	(13,522)	(7,180)
Interest income (expense), net	291	(2,064)	(5,521)
Other income, net	(864)	223	99
Total other expense, net	(573)	(1,841)	(5,422)
Income Taxes	532
Net loss	$(8,880)	$(15,363)	$(12,602)

The following table sets forth certain financial data for the years indicated as a percentage of revenue:

	Year ended March 31,
	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Cost of revenue	72.3	78.1	71.9
Gross profit	27.7	21.9	28.1
Operating expenses:
Research and development expenses	21.8	38.8	20.0
Sales and marketing expenses	13.6	19.5	14.2
General and administrative expenses	32.8	43.3	24.0
In-process research and development		11.1	13.3
Total operating expenses	68.2	112.7	71.5
Operating loss	(40.5)	(90.8)	(43.4)
Other expense, net	2.6	(12.4)	(32.8)
Income Taxes	(2.4)
Net loss	(40.3)%	(103.2)%	(76.2)%

Years Ended March 31, 2006, 2005 and 2004 [

Revenue

Our revenue is derived from sales of new and refurbished systems, spare parts and non-warranty service. Revenue increased 46.1% in fiscal 2006 from fiscal 2005 (to $21,757 from $14,888). The revenue increase was principally due to the higher volume of critical etch systems as compared to the systems sold in the previous year. Revenue decreased 10% in fiscal 2005 from fiscal 2004 (to $14,888 from $16,528). The revenue decrease was principally due to the higher volume of non-critical etch systems and used systems as compared to the systems sold in the previous year. Spares and service sales were flat year to year.

International sales accounted for approximately 76%, 70% and 67% of total revenue in fiscal 2006, 2005 and 2004, respectively. We expect that international sales will continue to account for a significant portion of our revenue.

Gross Profit

Our gross profit as a percentage of revenue (gross margin) increased to 27.7% in fiscal 2006 compared to 21.9% in fiscal 2005. The gross margin increase in fiscal 2006 as compared to fiscal 2005 was principally due to reduced inventory reserves in fiscal 2006.. Our gross profit as a percentage of revenue (gross margin) decreased to 21.9% in fiscal 2005 compared to 28.1% in fiscal 2004. The gross margin decrease in fiscal 2005 as compared to fiscal 2004 was principally due to decreased revenues of $1,640, higher operations and service department expenses of $1,249 as compared to fiscal 2004.

Our gross profit as a percentage of revenue has been, and will continue to be, affected by a variety of factors, including the mix and average selling prices of systems sold and the costs to manufacture, service and support new product introductions and enhancements. Gross margins for our 6500 series systems are typically lower than those of our more mature 900 series systems due to the inefficiencies and lower vendor discounts associated with lower order volumes and increased service, installation and warranty support. However, gross profit improvement is one of our highest priorities. We believe that the results of our expense reduction efforts will begin to exhibit themselves in gross profit improvements, especially as we expect our sales volume to increase.

Research and Development

Research and development expenses consist primarily of salaries, prototype material and other costs associated with our research and development efforts. Research and development expenses decreased to $4,753 in fiscal 2006 from $5,772 in fiscal 2005. The decrease in fiscal 2006 expenses from fiscal year 2005 was due primarily to cuts in expenses within non-essential programs.
.

Research and development expenses increased to $5,772 in fiscal 2005 from $3,305 in fiscal 2004. The increase in fiscal 2005 expenses from fiscal year 2004 was due primarily from new product development efforts related to Company acquisitions.

Sales and Marketing

Sales and marketing expenses primarily consist of salaries, commissions, trade show promotion and advertising expenses. Sales and marketing expenses remained flat in fiscal 2006 compared to fiscal 2005. As sales continue to increase we anticipate an increase in sales and marketing expenses due to increased commission expense and travel related expenses. In fiscal 2005 sales and marketing expenses increased $558 to $2,905 from $2,347 in fiscal 2004. As a percentage of revenue, sales and marketing expenses increased to 13.6% in fiscal 2006 and increased to 19.5% in fiscal 2005 from 14.2% in fiscal 2004. The increase in fiscal 2005 from fiscal 2004 was primarily due to increased sales personnel.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relation’s activities. General and administrative expenses increased $680 to $7,139 from fiscal 2005. The increase in spending in fiscal 2006 was primarily due to non cash and cash expenses in the amount of $1.5million related to the Petaluma buyout provision of the current lease. In addition, there was a non cash expense related to the granting of restricted stock units to management. General and administrative expenses increased $2,486 to $6,459 in fiscal 2005 from $3,973 in fiscal 2004. The increase in spending during fiscal year 2005 was primarily due to legal fees associated with the filing of patent applications and litigation expenses in connection with a trade secret dispute with a competitor. Additionally, payments in both cash and warrants were paid to consultants for management consulting and related services. There have also been incremental increases in costs related to the integration of the two businesses we acquired. These costs result from additional facility costs such as rent, utilities, supplies, insurance, and costs associated with additional employees. We continue to seek improvements in productivity in all general and administrative expense areas through reduction and cross training of personnel, tighter management of outside service providers and the lowering of costs associated with being a public company.

In-Process Research & Development

The fair value underlying the $1,653 assigned to acquired in-process research and development (“IPR&D”) in the FDSI acquisition was charged to our results of operations during the quarter ended June 30, 2004, and was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. Projects in the IPR&D category are primarily certain design change improvements, software integration and hardware modifications, which are estimated to cost approximately $2 - $3 million, are approximately 75% complete, and will be completed by December 31, 2007.

The IPR&D value of $1,653 was determined by an income approach where fair value is the present value of projected free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a seven-year period were discounted at a rate of 35% in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The net cash flows for such projects were based on management’s estimates of revenue, expenses and asset requirements. Any delays or failures in the completion of these projects could impact expected return on investment and future results of operations. In addition, our operating results would be adversely affected if the value of other intangible assets acquired became impaired.

All of these projects have completion risks related to functionality, architecture, performance, process technology, continued availability of key technical personnel, product reliability and software integration. To the extent that estimated completion dates are not met, the risk of competitors’ product introductions is greater and revenue opportunity may be permanently lost.

IPR&D in fiscal 2004 consisted of those products obtained through acquisition that are not yet proven to be technologically feasible but have been developed to a point where there is value associated with them in relation to potential future revenue. Because technological feasibility was not yet proven and no alternative future uses are believed to exist for the in-process technologies, the assigned value of $2,202 was expensed immediately upon the date of the acquisition.

The fair value underlying the $2,202 assigned to IPR&D in the Simplus acquisition was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. Projects in the IPR&D category are certain design change improvements on the existing 150 mm and 200 mm systems and the development of a 300 mm system. The design change improvements on the existing systems were estimated to cost approximately $500 to $1 million but were abandoned in favor of a combined 150mm - 300-mm system architecture, which is expected to be completed by December 31, 2006. The development of the combined 150mm - 300 mm system is estimated to be approximately 50% complete, and to cost between $2 million and $4 million over the next two to four years, as market demand materializes.

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

Other Expense, Net

Other expense, net consists principally of, interest income, interest expense, gains and losses on foreign exchange, and non cash expense related to the issue of warrants during the 2005 PIPE. We recorded net non-operating expense of $573 in fiscal 2006. $1,841 in fiscal 2005 and $5,422 in fiscal 2004. In fiscal 2005, interest expense decreased due to the accretion of the debt discount and the amortization of the debt issuance costs related to the debenture financing of $2,019 in fiscal 2005 as compared to $5,480 in fiscal 2004.

Income Taxes

Our effective tax rate was 0% in all three fiscal years. No tax benefit was recorded for the losses incurred in fiscal 2006, 2005 and 2004 due to uncertainty related to the realization of such benefits. All deferred tax assets have been fully reserved.

During fiscal 2006, the contingency reserve in the amount of $532 was reversed. This reserve was recorded in prior fiscal years for the possibility of an audit of our transfer pricing policy for sales in foreign countries. After review of this reserve, the Company believes the probability of such an audit is less than 70%, therefore, the reserve was reversed.

Liquidity and Capital Resources

Net cash used in operations was $11,704 in fiscal 2006, due principally to a net loss of $8,880 offset by non cash expense from depreciation and amortization, warrants issued for services rendered, market to market value of warrants, Additionally, the net loss is offset by a net increase in accounts receivable, a net decrease in accounts payable offset by an increase in inventory and a increase in warranty reserve, decrease in accrued liabilities, and an increase in deferred revenue.

Net capital expenditures totaled $103, $315 and $254, in fiscal 2006, 2005 and 2004, respectively. Capital expenditures in all three years were incurred principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers.

Cash proceeds from financing activities totaled $18,425 for fiscal 2006 and were primarily from the sale of stock through the 2005 PIPE transaction and partially offset by repayment of the Japanese lines of credit and the domestic note payable. Cash proceeds from financing activities totaled $7,904 for fiscal 2005 and were primarily from the sale of stock and the exercise of common stock warrants by service providers and debenture holders partially offset by repayment of the domestic and Japanese lines of credit Cash proceeds from financing activities totaled $9,734 for fiscal 2004 and were primarily from the sale of debentures and the subsequent exercise of common stock warrants by service providers and debenture holders and borrowing on the domestic and Japanese lines of credit.

On February 11, 2004, we signed a $25 million equity facility with Kingsbridge Capital, a firm that specializes in the financing of small to medium sized technology-based companies. The arrangement allowed us to sell shares of its common stock to Kingsbridge at its sole discretion over a 24-month period on a "when and if needed" basis. Kingsbridge was required under the terms of the arrangement to purchase Tegal's stock following the effectiveness of a registration statement. The price of the common shares issued under the agreement was based on a discount to the volume-weighted average market price during a specified drawdown period.

During the fiscal 2005, the Company issued to Kingsbridge a total of 8,506,331 shares of its common stock. Gross proceeds from the sale of stock were $10,380. The discount to the volume-weighted average market price was $1,153 and charged against equity as stock issuance cost. In addition to $623 in cash payments, the Company issued warrants to purchase 23,727, 21,686, 24,092 and 15,549 shares of common stock at $1.45, $1.56, $1.92 and $1.35, respectively, to advisors, in connection with the sale of stock to Kingsbridge which were charged against equity as stock issuance costs. Pursuant to our agreement, broker fees of 6% in cash and 1% of stock in the form of warrants were paid upon each drawdown of the facility. Additionally, warrants issued at the time of the agreement were held in current assets. These warrants are being amortized on a prorated basis at the time of the drawdown and also charged against equity as stock issuance costs. We do not anticipate any further sales of shares to Kingsbridge.

In connection with the Kingsbridge transaction, we issued fully vested warrants to Kingsbridge to purchase 300,000 shares of the Company's common stock at an exercise price of $4.11 per share. The fair value of such options, which amounted to approximately $756 was capitalized as a transaction cost and included in other assets. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 114%, term of five years, risk free interest of 3.91% and underlying stock price equal to fair market value at the time of grant.

On July 6, 2005, we entered into agreements with investors to raise up to $22,500,000 in a private placement to institutional investors through the sale of (i) an aggregate of 34,615,385 shares of common stock at a purchase price of $0.65 per share, and (ii) warrants to purchase an aggregate of 17,307,692 shares of our common stock, exercisable at $1.00 per share. The first tranche of approximately $4,095,000 of the private placement was completed on July 12, 2005, and the second tranche of approximately $15,951,000 was completed on September 19, 2005 following shareholder approval. One investor elected not to participate in the second tranche, so approximately $2,454,000 of the offering, comprising 3,775,385 shares and 1,887,692 warrants remain unsold. This transaction was effected in reliance on Rule 506 of Regulation D.

As of March 31, 2006, our Japanese subsidiary had $13 outstanding under its lines of credit which is collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two credit lines have a total borrowing capacity of 150 million yen (approximately $1,282 at exchange rates prevailing on March 31, 2006), which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.375% as of March 31, 2006) plus 0.875% and 1.5%, respectively.

Notes payable as of March 31, 2006 consisted of capital lease obligations on fixed assets totally $14.

We also entered into a 2% convertible debenture financing during fiscal year 2004 that resulted in gross proceeds of $7,165. The terms and conditions of the 2% convertible debentures are described in Note 7 to the accompanying consolidated financial statements.

In December 2001, the Company issued warrants in conjunction with a private placement. During fiscal year 2004, 62,135 warrants were exercised in the amount of $155. None of these warrants were exercised during fiscal year 2006.

Our consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $8,880, $15,363 and $12,602 for fiscal 2006, 2005 and 2004, respectively. We generated negative cash flows from operations of $11,704, $7,519 and $3,179 for fiscal 2006, 2005 and 2004, respectively. To finance our operations, we raised approximately $18,410 in net proceeds from the sale of our common stock and warrants to institutional investors in fiscal 2006. Management believes that these proceeds, combined with the effects of the consolidation of operations and continued cost containment, will be adequate to fund operations through fiscal year 2007. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

The following summarizes our contractual obligations at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Non-cancelable capital lease obligations	$14	$12	$2	$—	$—
Non-cancelable operating lease obligations	1,462	779	482	168	33
Notes payable and bank lines of credit	27	27	—	—	—
Total contractual cash obligations	$1,503	$818	$484	$168	$33

Certain of our sales contracts include provisions under which customers would be indemnified by us in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to our products. There are no limitations on the maximum potential future payments under these guarantees. We have accrued no amounts in relation to these provisions as no such claims have been made and we believe we have valid, enforceable rights to the intellectual property embedded in its products

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

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

We do not hedge our foreign currency exposures in a manner that would entirely eliminate the effects of changes in FX rates on our operations. Accordingly, our reported revenue and results of operations have been, and may in the future be, affected by changes in the FX rates. We have utilized a sensitivity analysis for the purpose of identifying market risk in relation to underlying transactions that are sensitive to FX rates including foreign currency forward exchange contracts and nonfunctional currency denominated receivables. The net amount that is exposed to changes in foreign currency rates was evaluated against a 10% change in the value of the foreign currency versus the U.S. dollar. Based on this analysis, we believe that we are not materially sensitive to changes in foreign currency rates on our net exposed FX position. During the year ended March 31, 2006, our hedges were ineffective.

Interest Rate Risk

A 24 basis-point move in the weighted average interest rates (10% of our weighted average interest rates in 2006) affecting our floating rate financial instruments as of March 31, 2006 would have an immaterial effect on our pretax results of operations over the next fiscal year.

All of the potential changes noted above are based on sensitivity analyses performed on our balances as of March 31, 2006.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tegal Corporation

We have audited the accompanying consolidated balance sheets of Tegal Corporation as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. We have also audited the information presented in Schedule II that is listed in the index and appearing under Item 15(a)(2), for the years ended March 31, 2006 and 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tegal Corporation as of March 31, 2006 and 2005, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the information presented in Schedule II for the years ended March 31, 2006 and 2005, when considered in relation to the March 31, 2006 and 2005, consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Moss Adams LLP

Santa Rosa, California
June 9, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Tegal Corporation:

In our opinion, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2004 listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of Tegal Corporation and its subsidiaries for the year ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended March 31, 2004 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP
San Jose, California
June 25, 2004

TEGAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	2005
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,787	$7,093
Accounts receivable, net of allowances for sales returns and doubtful accounts of $205 and $533 at March 31, 2006 and 2005, respectively	5,265	1,897
Inventories, net	7,700	5,140
Prepaid expenses and other current assets	1,270	641
Total current assets	28,022	14,771
Property and equipment, net	1,849	3,342
Intangible assets, net	1,474	1,796
Other assets	146	183
Total assets	$31,491	$20,092
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and bank lines of credit	$27	$159

Accounts payable	2,458	3,607
Accrued product warranty	506	252
Deferred revenue	477	122
Accrued expenses and other current liabilities	1,975	2,575
Total current liabilities	5,443	6,715
Long-term portion of capital lease obligations	2	13
Other long term obligations	6	64
Total long term liabilities	8	77
Total liabilities	$5,451	6,792
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 200,000,000 shares authorized; 84,253,058 and 52,843,520 shares issued and outstanding at March 31, 2006 and 2005, respectively	842	528
Restricted Stock Units	1,034
Deferred Compensation	(224)
Additional paid-in capital	119,010	99,156
Accumulated other comprehensive income (loss)	532	(110)
Accumulated deficit	(95,154)	(86,274)
Total stockholders’ equity	26,040	13,300
Total liabilities and stockholders’ equity	$31,491	$20,092

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2006	2005	2004
	(In thousands, except share
	and per share data)
Revenue	$21,757	$14,888	$16,528
Cost of revenue	15,741	11,621	11,881
Gross profit	6,016	3,267	4,647
Operating expenses:
Research and development expenses	4,753	5,772	3,305
Sales and marketing expenses	2,963	2,905	2,347
General and administrative expenses	7,139	6,459	3,973
In-process research and development		1,653	2,202
Total operating expenses	14,855	16,789	11,827
Operating loss	(8,839)	(13,522)	(7,180)
Interest income (expense), net	291	(2,064)	(5,521)
Other income (expense), net	(864)	223	99
Total other expense, net	(573)	(1,841)	(5,422)
Income Taxes	532
Net loss	$(8,880)	$(15,363)	$(12,602)
Net loss per share:
Basic and diluted	$(0.13)	$(0.33)	$(0.56)

Weighted average shares used in per share computations:
Basic and diluted	70,831	46,879	22,442

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated		Total
			Additional	Other		Stock-	Compre-
	Common Stock		Paid-in	Comprehensive	Accumulated	Holders’	hensive
	Shares	Amount	Capital	Income	Deficit	Equity	Loss
	(In thousands, except share and per share data)

Balances at March 31, 2003	16,091,762	161	68,806	465	(58,309)	11,123	—
Common stock issued under option and stock purchase plans	90,269	1	68	—	—	69	—
Common stock issued for acquisition	1,499,994	15	2,327	—	—	2,342	—
Restricted stock issued for services rendered	158,311		332	—	—	332	—
Options and warrants, issued in previous years, exercised for services rendered	470,899	6	399	—	—	405	—
Warrants and options to purchase common stock issued for services rendered	—	—	756	—	—	756	—
Debentures – value of Beneficial conversion feature	—	—	5,190	—	—	5,190	—
Debentures – fair value of warrants issued to investors and brokers	—	—	1,724	—	—	1,724	—
Debentures – interest & accelerated discount	—	—	4,033	—	—	4,033	—
Debentures – debt issuance in form of warrants	—	—	784	—	—	784	—
Debentures – converted to shares	15,685,769	157	(157)	—	—	—	—
Debentures – interest converted to shares	95,609	1	(1)	—	—	—	—
Debentures – investor warrants exercised	892,497	9	437	—	—	446	—
Debentures – broker warrants exercised	1,536,605	15	522	—	—	537	—
Private Institutional Offering December 2001 – warrants exercised	62,135	1	156	—	—	157	—
Net loss	—	—	—	—	(12,602)	(12,602)	$(12,602)
Cumulative translation adjustment	—	—	—	(341)	—	(341)	(341)
Total comprehensive loss	—	—	—	—	—	—	$(12,943)
Balances at March 31, 2004	36,583,850	366	85,376	124	(70,911)	14,955
Common stock issued under option and stock purchase plans	89,183	1	97	—	—	98	—
Common stock issued for acquisition	1,410,632	14	2,328	—	—	2,342	—
Options and Warrants issued for services rendered	—	—	—	—	—		—
Warrants and options to purchase common stock issued for services rendered	—	—	339	—	—	339	—
Debentures – value of Beneficial conversion feature	—	—	1,811	—	—	1,811	—
Debentures – interest & accelerated discount	—			—	—	—	—
Debentures – converted to shares	4,785,659	48	(48)	—	—	—	—
Debentures – interest converted to shares	39,459	—		—	—	—	—
Debentures – investor & advisor warrants exercised	1,426,720	14	338	—	—	352	—
Private Institutional Offering December 2001 – warrants exercised	1,686	—	—	—	—	—	—
Kingsbridge	8,506,331	85	8,915	—		9,000	—
Net loss		—	—		(15,363)	(15,363)	$(15,363)
Cumulative translation adjustment	—	—	—	(234)	—	(234)	(234)
Total comprehensive loss	—	—	—	—	—	—	$(15,597)
Balances at March 31, 2005	52,843,520	$528	$99,156	$(110)	$(86,274)	$13,300

				Accumulated		Total	Compre-
			Additional	Other		Stock-	hensive
	Common Stock		Paid-in	Comprehensive	Accumulated	Holders’
	Shares	Amount	Capital	Income	Deficit	Equity	Loss
	(In thousands, except share and per share data)

Common stock issued under option and stock purchase plans	113,974	2	94	—	—	96	—
Common stock issued for PIPE	30,840,000	308	19,738	—	—	20,046	—
Common stock issued for services rendered	176,360	1	102	—	—	103	—
Warrants and options to purchase common stock issued for services rendered	—	—	953	—	—	953	—
Restricted Stock Units - Granted/Vested	279,204	3	1,228	—	—	1,231	—
Deferred Compensation	—	—	(224)	—	—	(224)	—
Cost of Equity	—	—	(1,662)	—	—	(1,662)	—
Valuation of Warrants for 2005 PIPE	—	—	435	—	—	435	—
Net loss	—	—	—	—	(8,880)	(8,880)	$(8,880)
Cumulative translation adjustment	—	—	—	642	—	642	642
Total comprehensive loss	—	—	—	—	—	—	$(8,238)
Balance at March 31, 2006	84,253,058	$842	$119,820	$532	$(95,154)	$26,040

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2006	2005	2004
Cash flows from operating activities:	(In thousands)
Net loss	$(8,880)	$(15,363)	$(12,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,193	1,452	1,338
In-process research and development		1,653	2,202
Provision for doubtful accounts and sales returns allowances	(338)	273	56
Non cash interest expense - accretion of debt discount and amortization of debt issuance costs		2,019	5,480
Fair value of warrants and options issued for services rendered	1,958	381	332
Non Cash Mark to Market Warrants	435
Excess and obsolete inventory provision	(1,146)	778	967
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,718)	2,402	(2,362)
Inventories	(618)	(2,093)	2,508
Prepaid expenses and other assets	(532)	24	(286)
Accounts payable	(1,112)	1,916	(311)
Accrued expenses and other current liabilities	(601)	(470)	(190)
Accrued product warranty	300	(173)	(411)
Customer deposits	—	—	(15)
Deferred revenue	355	(318)	115
Net cash used in operating activities	(11,704)	(7,519)	(3,179)
Cash flows from investing activities:
Purchases of property and equipment	(231)	(315)	(254)
Loss of property and equipment	128	—	—
Net cash used in investing activities	(103)	(315)	(254)
Cash flows from financing activities:
Gross proceeds from the issuance of 2% convertible debentures	—	—	7,165
2% convertible debentures cash issuance costs	—	—	(982)
Net proceeds from issuance of common stock	18,583	10,206	1,613
Borrowings under notes payable and bank lines of credit		1,303	2,474
Repayments of notes payable and bank lines of credit	(134)	(3,594)	(527)
Payments on capital lease financing	(24)	(11)	(9)
Net cash provided by financing activities	18,425	7,904	9,734
Effect of exchange rates on cash and cash equivalents	76	(26)	(164)
Net increase in cash and cash equivalents	6,694	44	6,137
Cash and cash equivalents at beginning of year	7,093	7,049	912
Cash and cash equivalents at end of year	$13,787	$7,093	$7,049
Supplemental disclosures of cash paid during the year for:
Interest	$10	$27	$119
Supplemental disclosure of non-cash investing and financing activities
Transfer of demo lab equipment between inventory and fixed assets	$725

Supplemental Schedule of Non Cash Investing Activities (amounts in thousands, except shares):

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

On August 30, 2002, the Company acquired all of the outstanding common stock of Sputtered Films, Incorporated (“SFI”), a privately held California corporation. SFI is a leader in the design, manufacture and service of high performance physical vapor deposition sputtering systems for the semiconductor and semiconductor packaging industry. SFI was founded in 1967 with the development of its core technology, the S-Gun. . SFI continues to operate as a wholly-owned subsidiary of Tegal. The majority of the SFI operations have been moved to the Company’s headquarters operations in Petaluma, California, and its operations are now fully integrated with those of Tegal.

On November 11, 2003, the Company acquired substantially all of the assets and certain liabilities of Simplus Systems Corporation (“Simplus”), a development stage company. Simplus had developed a deposition cluster tool and certain patented processes for barrier, copper seed and high-K dielectric applications. Simplus had coined the term “nano-layer deposition” or “NLD” to describe its unique approach to MOCVD. Immediately following the acquisition of the assets of Simplus, its employees and technology were integrated into the development programs of the Company. The Company is continuing to develop these NLD processes and related tools, and is in the process of marketing them to a limited number of key customers and joint development partners.

On May 28, 2004, the Company purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”). FDSI, a privately held development stage company, was founded in 1999 as a spin-off of SFI. FDSI had developed a high-throughput, low cost-of-ownership physical vapor deposition (“PVD”) system with highly differentiated technology for leading edge memory and logic device production on 200 and 300 millimeter wafers. FDSI’s operations and development programs were fully absorbed into the Company following the acquisition, and Tegal has continued to develop systems for addressing these markets.

Basis of Presentation

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $8,880, $15,363 and $12,602 for fiscal years 2006, 2005 and 2004, respectively. The Company generated negative cash flows from operations of $11,704, $7,519 and $3,179 for fiscal years 2006, 2005 and 2004, respectively. To finance its operations during 2004, the Company raised approximately $6,183 in net proceeds from the sale of 2% convertible debentures and exercise of warrants (see Note 7). During 2005, the Company raised $10,380 from stock issued to Kingsbridge. Management believes that these proceeds, combined with a projected increase in sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal year 2006. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company's operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to the Company on acceptable terms, if at all. The failure to raise additional funds may adversely affect the Company’s ability to achieve its intended business objectives. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

At March 31, 2006 and 2005 all of the Company’s investments are classified as cash equivalents in the consolidated balance sheets. The investment portfolio at March 31, 2006 and 2005 is comprised of money market funds. At March 31, 2006 and 2005, the fair value of the Company’s investments approximated cost.

Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, bank lines of credit, notes payable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. The Company has foreign subsidiaries, which operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company utilizes hedge instruments, primarily forward contracts, to manage its exposure associated with firm third-party transactions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative purposes. Realized and unrealized gains and losses related to forward contracts considered to be effective hedges are deferred until settlement of the hedged items. They are recognized as other gains or losses when a hedged transaction is no longer expected to occur. Realized and unrealized gains and losses on ineffective hedges are recorded to other expense, net. Foreign currency gains and losses included in other expense, net were not significant for the years ended March 31, 2006, 2005 and 2004.

At March 31, 2006, the Company had forward exchange contracts maturing at various dates throughout fiscal 2007 to exchange 277.7 million Japanese Yen into $2.4million.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company’s temporary investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the U.S., Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of March 31, 2006 one customer accounted for approximately 63.4% of the accounts receivable balance. As of March 31, 2005 two customers accounted for approximately 40% of the accounts receivable balance. As of March 31, 2004, three customers accounted for approximately 43% of the accounts receivable balance.

Inventories

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish a provision for inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory provision may be required, as was the case in the third quarter of fiscal 2004. The excess and obsolete provision is only released if and when the related inventory is sold or scrapped. The inventory provision balance at March 31, 2006 and 2005 was $7,136 and $8,282. The inventory provision expense for the year March 31, 2006 and 2005 was ($1,146) and $778, respectively.

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

Identified Intangible Assets Acquisition -related intangibles include non-compete agreements, patents, unpatented technology, and trade name that are amortized on a straight-line basis over periods ranging from 5 years to 15 years. Also included in acquisition-related intangibles is workforce-in-place related to acquisitions that did not qualify as business combinations. The Company performs ongoing review of its identified intangible assets to determine if facts and circumstances exist that indicate the useful life is shorter than originally estimated or the carrying amount may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flow associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. No impairment charge has been recorded for the years-ended 2006, 2005 and 2004, respectively.

Accounts Receivable - Allowance for Sales Returns and Doubtful Accounts

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

For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The revenue on these transactions is deferred and recorded as deferred revenue. As of March 31, 2006 and March 31, 2005, deferred revenue as related to systems was $455 and $80, respectively. We reserve for warranty costs at the time the related revenue is recognized.

Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service revenue is included in deferred revenue. At March 31, 2006 and March 31, 2005, respectively, $22 and $42 of deferred revenue was related to service contracts.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25.” The Company’s policy is to grant options with an exercise price equal to the closing market price of the Company’s stock on the grant date. Accordingly, no compensation cost for stock option grants has been recognized in the Company’s statements of operations. Additional proforma disclosures assuming the Company applied the fair value method of accounting for employee stock compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” are as follows.

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

The following assumptions are included in the estimated grant date fair value calculations for the Company’s stock option awards and Employee Qualified Stock Purchase Plan (“Employee Stock Purchase Plan”):

	2006	2005	2004
Expected life (years):
Stock options	4.0	4.0	4.0
Employee stock purchase plan	0.5	0.5	0.5
Volatility:
Stock options	63%	90%	119%
Employee stock purchase plan	63%	90%	119%
Risk-free interest rate	4.61%	2.84%	2.62%
Dividend yield	0%	0%	0%

The weighted average estimated grant date fair value, as defined by SFAS No. 123, for stock option awards granted during fiscal 2006, 2005 and 2004 was $0.41, $0.85 and $0.90 per option, respectively.

The following table summarizes information with respect to stock options and warrants outstanding as of March 31, 2006 (number of shares in thousands):

	Outstanding Options as of March 31, 2006
Range of		Weighted	Weighted Average	Exercisable at March 31, 2006
Exercise	Number of	Average	Remaining	Number of	Weighted Average
Prices	Options & Warrants	Exercise Price	Contractual Life	Options & Warrants	Exercise Price
$0.35 — $1.50	24,863,303	$0.95	5.61	22,216,608	$0.96
$1.51 — $2.14	975,778	1.75	5.33	782,028	1.65
$2.15 — $3.00	984,667	2.50	1.29	984,667	2.50
$3.01 — $3.25	190,632	3.20	3.28	190,632	3.20
$3.26 — $3.88	55,000	3.75	4.09	55,000	3.75
$3.89 — $4.25	305,000	4.11	2.85	305,000	4.11
$4.26 — $6.88	161,700	4.94	2.39	161,700	4.94
$6.89 — $8.00	65,188	7.71	3.88	65,188	7.71
$8.01 — $8.75	53,000	8.47	3.37	53,000	8.47
$ 0.35 — $8.75	27,654,268	$1.14	5.37	24,813,823	$1.16

The weighted average estimated grant date fair values per share, as defined by SFAS No. 123, for rights granted under the employee stock purchase plan during fiscal 2006, 2005 and 2004 were $0.40, $0.82 and $0.35, respectively.

Had the Company recorded compensation costs based on the estimated grant date fair value (as defined by SFAS 123) for awards granted under its stock option plans and Employee Plan, the Company’s net loss and loss per share would have been increased to the proforma amounts below for the years ended March 31, 2006, 2005 and 2004:

	2006	2005	2004
Net loss as reported	$(8,880)	$(15,363)	$(12,602)
Net loss per share as reported	$(.13)	$(.33)	$(.56)
Proforma compensation expense at fair Value	$(1,770)	$(1,244)	$(458)
Proforma net loss	$(10,650)	$(16,607)	$(13,060)
Proforma net loss per share:
Basic and diluted	$(0.15)	$(0.36)	$(0.58)

During the current fiscal year, the Company awarded 1,000,000 restricted stock units to Brad Mattson, the Company’s Chairman, and 150,000 restricted stock units to Thomas Mika, the Company’s President and Chief Executive Officer at the close of the 2005 PIPE, see note 9. These restricted stock units were accounted for as compensation expense of $1,004.

During the current fiscal year, the Company awarded four employees 325,000 restricted shares. These shares are valued at $224, are not vested, and were accounted for as Restricted Share Units and Deferred Compensation in the equity section of the balance sheet.

On September 13, 2005 the Company issued 500,000 warrants at $0.69 as consideration for an amendment to the current lease of the Company’s headquarters to reduce the termination fee. The value of the warrants of $655 was based on the fair value of the termination penalty reduction offset by the exercise price of the warrant and recorded as rent expense.

During the current fiscal year, the Company issued 79,204 shares of restricted stock to a consultant of the Company in lieu of a cash payment for spares commission. The value of the restricted stock of $47 was based on the market price of the stock on the date of grant.

The disclosure provisions of SFAS No. 123 and SFAS No. 148 require judgments by management as to the estimated lives of the outstanding options. Management has based the estimated life of the options on historical option exercise patterns. If the estimated life of the options increases, the valuation of the options will increase as well.

In December 2004 the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. The Company will be required to adopt SFAS No 123R beginning April 1, 2006. Had the Company adopted SFAS No 123R during the fiscal year ended March 31, 2006, compensation expense of approximately $1,770 would have been recognized in the consolidated statements of operations for the year ended March 31, 2006. The Company will adopt SFAS 123(R) beginning April 1, 2006.

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

New Accounting Pronouncements

In November 2004 the FASB issued SFAS No. 151 “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense freight handling costs and spoilage should be expensed as incurred and not included in overhead. Further SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during the fiscal years beginning April 1, 2006. The adoption of SFAS 151 will have no material impact on the consolidated financial statements.

Note 2.  alance Sheet and Statement of Operations Detail

Inventories, net consisted of:

	March 31,
	2006	2005
Raw materials	$1,692	$1,044
Work in process	4,173	2,976
Finished goods and spares	1,835	1,120
	$7,700	$5,140

The inventory provision at March 31, 2006 and 2005 was $7,136 and $8,282, respectively.

Property and equipment, net, consisted of:

	March 31,
	2006	2005
Machinery and equipment	$3,481	$4,266
Demo lab equipment	2,028	3,489
Computer and software	1,623	1,436
Leasehold improvements	3,528	3,182
	10,660	12,373
Less accumulated depreciation and amortization	(8,811)	(9,031)
	$1,849	$3,342

Machinery and equipment at March 31, 2006 and 2005, includes approximately $56 of assets under leases that have been capitalized. Accumulated amortization for such equipment approximated $ 42 and $37, respectively.

A summary of accrued expenses and other current liabilities follows:

	March 31,
	2006	2005
Accrued compensation costs	$1,261	$910
Income taxes payable	13	502
Other	701	1,163
	$1,975	$2,575

Product warranty and guarantees:

The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized. The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected. Warranty activity for the years ended March 31, 2006 and 2005 is as follows:

	Year ended March 31,
	2006	2005
Balance at the beginning of the period	$252	$366
Additional warranty accruals for warranties issued during the year	496	465
Settlements made during the year	(242)	(579)
Balance at the end of the year	$506	$252

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

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended March 31,
	2006	2005	2004
Net loss applicable to common stockholders	$(8,880)	$(15,363)	$(12,602)
Basic and diluted:
Weighted-average common shares outstanding	70,831	46,879	22,442
Less weighted-average common shares subject to repurchase…	—	—	-----
Weighted-average common shares used in computing basic and diluted net loss per common share	70,831	46,879	22,442
Basic and diluted net loss per common share	$(0.13)	$(0.33)	$(.56)

Outstanding options, warrants and restricted stock equivalent to 28,929,268,11,964,208, and 12,396,879 shares of common stock at a weighted-average exercise price of $1.16, $2.15, and $1.73 per share on March 31, 2006 , 2005,and 2004 were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could potentially dilute earnings per share in future periods.

Note 4.  Notes Payable and Bank Lines of Credit

As of March 31, 2006, the Company’s Japanese subsidiary had $13 outstanding under its lines of credit which is collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two credit lines have a total borrowing capacity of 200 million Yen (approximately $1,282 at exchange rates prevailing on March 31, 2006), which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.375% as of March 31, 2006) plus 0.875% and 1.5%, respectively.

Note 5.  Income Taxes

Components of Income before income taxes are as follows:

Year ended March 31,	2006	2005	2004

Domestic	(6,884)	(14,478)	(12,396)
Foreign	(2,528)	(885)	(206)
	(9,412)	(15,363)	(12,602)

Components of the provision for income taxes are as follows:

Year ended March 31	2006	2005	2004

Current:
U.S. Federal	—	—
State & Local	—	—
Foreign	(532)	—
	(532)	—
Deferred:
U.S. Federal	—	—
State & Local	—	—
Foreign	—	—
Total	(532)	—

The income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

Year ended March 31,	2006	2005	2004

Income tax provision at U.S. Statutory Rate	(3,200)	(4,651)	(4,285)
State taxes net of federal benefit	(295)	(303)	(265)
Foreign differential	860	301	—
Current year tax credits	(441)	—	—
Transfer price reserve no longer required	(532)	—	—
Change In Valuation Allowance	2,080	4,739	4,367
Change in deferred state tax rate	600
Other	396	(86)	183

Income tax expense/(income)	(532)	—	—

Components of deferred taxes are as follows:

Year ended March 31,	2006	2005

Revenue recognition for tax & deferred for book	57	45
Non-deductible accruals and reserves	3,459	4,322
Net operating loss carryforward	26,997	24,356
Credits	3,549	3,004
Uniform cap adjustment	457	566
Other	108	254

Total	34,627	32,547
Valuation Allowance	(34,627)	(32,547)
Net Deferred Tax Asset	—	—

We have recorded no net deferred tax assets for the years ended March 31, 2006 and 2005, respectively. The Company has provided a valuation allowance of $34.6 million and $32.5 million at March 31, 2006 and March 31, 2005, respectively, since it is more likely thatn not the deferred taxes will not be realized.. The valuation allowance increased by $2.1 million and $4.7 million during the years ended March 31, 2006 and 2005, respectively.

At March 31, 2006, the Company has net operating loss carryforwards of approximately $73.7 million and $33.3 million for federal and state respectively, which begin to expire in the year ended March 31, 2008.

At March 31, 2006, the Company also has research and experimentation credit carryforwards of $2.6 million and $1.4 million for federal and state income tax purposes, respectively, which begin to expire in the year ended March 31, 2010.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry-forwards in certain situations where changes occur in the stock ownership of a corporation during a certain time period. In the event the company has incurred a change in ownership, utilization of the carry-forwards could be significantly restricted.

Note 6.  Accounting for Restructure Expense

During the fiscal year ended March 31, 2006, we recorded a severance charge of approximately $271 related to staff reductions of 17 employees, of which approximately $168 was classified as cost of sales, $81 as engineering, process and development and $22 sales, marketing and general and administrative expenses. We had an outstanding severance liability of approximately $15 as of March 31, 2006.

During the fiscal year ended March 31, 2005, we recorded a severance charge of approximately $129 related to staff reductions of 19 employees, of which approximately $19 was classified as cost of sales, $18 as research and development and $92 as sales, marketing and general and administrative expenses. We had an outstanding severance liability of approximately $63 as of March 31, 2005.

There were no severance charges and no outstanding liability during fiscal year ended March 31, 2004

Note 7.  Commitments and Contingencies

The Company has several non-cancelable operating leases and capital leases, primarily for general office, production and warehouse facilities, that expire over the next five years. Future minimum lease payments under these leases are as follows:

Year Ending March 31, 2006	Capital Leases	Operating Leases
	As of March 31, 2006
2007	$12	$779
2008	2	272
2009		210
2010		160
2011		8
Thereafter		33
Total minimum lease payments		1,462
Less amount representing interest
Present value of minimum lease payments	14
Less current portion	12
Long term capital lease obligation	2

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases, net of sublease income, was $2,671, $1,426 and $1,007, during the years ended March 31, 2006, 2005 and 2004, respectively.

The Company maintains our headquarters, encompassing our executive office, manufacturing, engineering and research and development operations, in one leased 57,418 square foot facility in Petaluma, California. On February 1, 2006, the landlord of these facilities was given notice of our intention to vacant by July, 31, 2006. We have office space in a leased 13,300 square foot facility in San Jose, California. Our headquarters will be moved to this location during fiscal year 2007.

Sputtered Films, Inc. v. Advanced Modular Sputtering, et al., filed in Santa Barbara County Superior Court.

On December 22, 2003, Sputtered Films, Inc. ("SFI"), a wholly owned subsidiary of the Company, filed an action against two former employees, Sergey Mishin and Rose Stuart-Curran, and a company they formed after leaving their employment with SFI named Advanced Modular Sputtering, Inc. ("AMS"). Sergey Mishin and Rose Stuart-Curran had each signed confidentiality and non-disclosure agreements regarding information obtained while employed by SFI. The action contains causes of action for specific performance, breach of contract, breach of the covenant of good faith and fair dealing, misappropriation of trade secrets, unfair competition, unfair business practices, interference with prospective economic advantage, conversion, unjust enrichment, and declaratory relief. These claims arise out of information SFI received evidencing that AMS possessed and used SFI's confidential, proprietary and trade secret drawings, specifications and technology to manufacture the sputtering tool marketed by AMS.

During 2004 and 2005, this litigation was largely stalled while AMS and Agilent Technologies, Inc. contested SFI's right to conduct discovery. This dispute was resolved in late 2005 when the California Court of Appeal affirmed SFI's trade secrete identification as statutorily sufficient. On November 18, 2005, SFI requested leave to add Agilent Technologies, Inc. ("Agilent") as a defendant based on evidence that Agilent and AMS co-developed the machines which SFI contends were built using SFI proprietary information. The Court granted SFI's request and Agilent was served as a Doe defendant on December 12, 2005. In early December, SFI learned that Agilent transferred its Semiconductor Products Group to a number of Avago entities effective December 1, 2005, and accordingly SFI sought and received court approval to add Avago Technologies U.S., Inc. and Avago Technologies Wireless (U.S.A.) Manufacturing, Inc (collectively the "Avago Entities") as defendant in this action. On April 25, 2006, the Avago Entities filed a Cross-Complaint against SFI and Tegal Corporation alleging causes of action for breach of contract, trade secret misappropriation, unfair competition, conversion, unjust enrichment and declaratory relief. The Cross-Complaint alleges on information and belief that SFI misused information obtained from Hewlett-Packard in connection with Hewlett-Packard's request to purchase SFI machines or to upgrade SFI machines Hewlett-Packard already owned. SFI and Tegal Corporation intend to vigorously contest all such allegations. Trial is currently set for November 7, 2006, although the Court has indicated that it may bifurcate the Avago Entities' cross-claims.

Note 8.  2% Convertible Debentures:

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

The Company was required to pay a cash fee of up to 6.65% of the gross proceeds of the debentures to certain financial advisors upon the closing of the second tranche. A fee of $448 has been recorded as a debt issuance cost and was paid in September 2003. The financial advisors also were granted warrants to purchase 1,756,127 shares of the Company’s common stock at an exercise price of $0.35 per share. These warrants were valued at $1,387 using the Black-Scholes option pricing model with the following variables: stock fair value of $0.93, term of five years, volatility of 95% and risk-free interest rate of 2.5%. During fiscal year ended March 31, 2006, no financial advisors exercised their warrants, leaving advisor warrants for 196,129 shares unexercised at the end of the year.

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

In addition, the debenture holders were granted warrants to purchase 4,094,209 shares of the Company’s common stock at an exercise price of $0.50. The warrants expire after eight years. The warrants were valued using the Black-Scholes model with the following variables: fair value of common stock of $0.35 for the first tranche debentures and $0.93 for the second tranche debentures, volatility of 37% and risk-free interest rate of 2.5%. The debenture holders had exercised warrants to purchase 2,239,832 shares (plus 168,695 warrants remitted as payments for stock under a cash-less exercise provision of the warrant agreement) of the Company’s common stock. As of March 31, 2006, there remained unexercised warrants held by the debenture holders for 1,514,940 shares of the Company’s common stock.

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

Note 9.  Acquisition and Intangible Assets

First Derivative Systems, Inc:

On May 28, 2004, Tegal purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”), a development stage company, for 1,410,632 shares of common stock valued at $2,342, $150 in debt forgiveness, approximately $50 in assumed liabilities, and $158 in acquisition costs,. All of the shares of common stock were registered with the Securities and Exchange Commission through the filing of a S-3 in October 2004. In addition, the Company entered into employment agreements with key FDSI personnel. FDSI, a development stage company, had developed a high-throughput, low cost-of-ownership physical vapor deposition (“PVD”) system with highly differentiated technology for leading edge memory and logic device production on 200 and 300 millimeter wafers. This transaction was accounted for as a purchase of assets in accordance with EITF Issue No. 98-3, “Determining whether a nonmonetary transaction involves receipt of productive assets or of a business.”

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

Fair value fixed assets acquired	$111
Non compete agreements	203
Patents	733
In-process research and development	1653
Debt forgiveness	(150)
Assumed liabilities	(50)
$2,500

The assets will be amortized over a period of years shown on the following table:

Fixed assets acquired	3 to 5 years
Non compete agreements	3 years
Patents	15 years

The fair value underlying the $1,653 assigned to acquired IPR&D in the FDSI acquisition was charged to the Company’s results of operations during the quarter ended June 30, 2004, and was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. Projects in the IPR&D category were primarily certain design change improvements, software integration and hardware modifications, which are estimated to cost approximately $1 - $2 million.

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

The Company completed the allocation of the purchase price of Simplus. The following table represents the allocation of the purchase price for Simplus. The purchase price of this acquisition has been allocated to the acquired assets and assumed liabilities on the basis of their fair values as of the date of the acquisition. In estimating the fair value of the assets acquired and liabilities assumed, management considered various factors, including an independent appraisal.

Fair value fixed assets acquired	$48
Work Force	50
Patents	339
In-process research and development	2,202
Assumed liabilities	(117)
$2,522

The assets will be amortized over a period of years shown on the following table:

Fixed assets acquired	1 year
Work Force	2 years
Patents	5 years

The fair value underlying the $2,202 assigned to acquired IPR&D in the Simplus acquisition was charged to the Company’s results of operations during the quarter ended December 31, 2003 and was determined by identifying research projects in areas for which technological feasibility had not been established and there was no alternative future use. Projects in the IPR&D category are certain design change improvements on the existing 150 mm and 200 mm systems and the development of a 300 mm system. The design change improvements on the existing systems are estimated to cost approximately $500,000 to $1 million, are approximately 90% complete and will be completed by December 31, 2005. The development of a 300 mm system is estimated to be approximately 10% complete, and to cost between $2 and $4 million over the next two to four years, as market demand materializes.

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

Intangibles:

As of March 31, 2006, intangible assets, net consisted of the following:

	Gross	Accumulated Amortization	Net
Technology	$782	$(350)	$432
Trade name	253	(114)	139
Non compete agreements	254	(175)	79
Patents	1,072	(248)	824
Total	$2,361	$(886)	$1,474

As of March 31, 2005, intangible assets, net consisted of the following:

	Gross	Accumulated Amortization	Net
Technology	$782	$(253)	$529
Trade name	253	(82)	171
Workforce	254	(99)	155
Patents	1,072	(131)	941
Total	$2,361	$(565)	$1,796

The estimated future amortization expense of intangible assets as of March 31, 2006 is as follows:

2007	$314
2008	257
2009	223
2010	178
2011	102
Thereafter	400
$1,474

Note 10.  Sale of Common Stock and Warrants

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

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the fair value of the warrants in the second closing of the 2005 PIPE on the date of grant was estimated to be $6,621 using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.5%, the contractual life of 5 years and volatility of 115%. The warrants’ fair value was reported as a liability at the time of grant, with a corresponding charge to common stock. At September 30, 2005, the fair value of the warrants was estimated to be $6,295 using the Black-Scholes option pricing model with the same assumptions. At March 31, 2006, the impact of this transaction was $435 recorded as other expense and there is no longer a contingent liability.

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

During the previous fiscal year, the Company entered into a contract with certain consultants of the Company pursuant to which the Company will issue warrants on a monthly basis in lieu of cash payments for two years, dependant upon the continuation of the contract and the achievement of certain performance goals. These warrants are valued and expensed on a monthly basis upon issuance. During the fiscal year March 31, 2006, the Company issued warrants to purchase 483,204 shares of the Company's common stock to service providers for services rendered. During the fiscal year ended March 31, 2006, the warrants were valued at $253 using the Black-Scholes model with an exercise price at the market value on the day of the grant and an average interest rate of 3.99% and 3.11% respectively. The life of the warrants is five and seven years with the volatility of 115% and 118%, respectively.

On February 11, 2004, the Company signed a $25 million equity facility with Kingsbridge Capital, a firm that specializes in the financing of small to medium sized technology-based companies. The arrangement allowed the Company to sell shares of its common stock to Kingsbridge at its sole discretion over a 24-month period on a "when and if needed" basis. Kingsbridge Capital was required under the terms of the arrangement to purchase Tegal's stock following the effectiveness of a registration statement. The price of the common shares issued under the agreement was based on a discount to the volume-weighted average market price during a specified drawdown period. The Company had no obligation to draw down all or any portion of the commitment.

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

During the fiscal year end March 31, 2005, the Company issued to Kingsbridge Capital, Ltd. a total of 8,506,331 shares of its common stock. Gross proceeds from the sale of stock were $10,380. The discount to the volume-weighted average market price was $1,153 that was charged against equity as stock issuance cost. In addition to $623 in cash payments, the Company issued warrants to purchase 23,727, 21,686 24,092 and 15,549 shares of common stock at $1.45, $1.56, $1.92 and $1.35 respectively, to advisors, in connection with the sale of stock to Kingsbridge which were charged against equity as stock issuance costs. Pursuant to our agreement, broker fees of 6% in cash and 1% of stock in the form of warrants were paid upon each drawdown of the facility. Additionally, warrants issued at the time of the agreement were held in current assets and have been fully amortized as of March 31, 2005 and charged against equity as stock issuance costs. The Company does not anticipate any further sales of shares to Kingsbridge.

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

Note 11.  Employee Benefit Plans

Equity Incentive Plan

Pursuant to the Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”), options and stock purchase rights to purchase 3,500,000 shares of common stock could be granted to management and consultants. The exercise price of options and the purchase price of stock purchase rights generally has been the fair value of the Company’s common stock on the date of grant. At the date of issuance of the stock options, all options are exercisable; however the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment or consulting agreement at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. Incentive stock options are exercisable for up to ten years from the grant date of the option. Nonqualified stock options are exercisable for up to 15 years from the grant date of the option. The Equity Incentive Plan expired in December 1999. Consequently no shares were available for issuance under the Equity Incentive Plan as of March 31, 2006.

1990 Stock Option Plan

Pursuant to the terms of the Company’s 1990 Stock Option Plan (“1990 Option Plan”), options and stock purchase rights to purchase 550,000 shares of common stock could be granted to employees of the Company or its affiliates. Incentive stock options are exercisable for a period of up to ten years from the date of grant of the option and nonqualified stock options are exercisable for a period of up to ten years and two days from the date of grant of the option. At the date of issuance of the stock options, all options are exercisable; however, the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. The 1990 Option Plan expired on March 10, 2000. Consequently no shares were available for issuance under the 1990 Option Plan as of March 31, 2006.

1998 Equity Participation Plan

Pursuant to the terms of the Company’s Amended 1998 Equity Participation Plan (“Equity Plan”), which was authorized as a successor plan to the Company’s Equity Incentive Plan and 1990 Option Plan, 20,000,000 shares of common stock may be granted upon the exercise of options and stock appreciation rights or upon the vesting of restricted stock awards. The exercise price of options generally will be the fair value of the Company’s common stock on the date of grant. Options are generally subject to vesting at the discretion of the Compensation Committee of the Board of Directors (the “Committee”). At the discretion of the Committee, vesting may be accelerated when the fair market value of the Company’s stock equals a certain price established by the Committee on the date of grant. Incentive stock options will be exercisable for up to ten years from the grant date of the option. Non-qualified stock options will be exercisable for a maximum term to be set by the Committee upon grant. As of March 31, 2006, 10,824,676 shares were available for issuance under the Equity Plan.

Directors Stock Option Plan

Pursuant to the terms of the Stock Option Plan for Outside Directors, as amended, (“Directors Plan”), up to 4,000,000 shares of common stock may be granted to outside directors. Under the Directors Plan, each outside director who was elected or appointed to the Board on or after September 15, 1998 shall be granted an option to purchase 100,000 shares of common stock and on each second anniversary after the applicable election or appointment shall receive an additional option to purchase 50,000 shares, provided that such outside director continues to serve as an outside director on that date. For each outside director, 1/12th of the total number of shares will vest on the first day of each calendar month following the date of Option grant, contingent upon continued service as a director. Vesting may be accelerated, at the discretion of the Board, when the fair market value of the Company’s stock equals a certain price set by the Board on the date of grant of the option. The Directors Plan allows for additional grants at the discretion of the Compensation Committee. As of March 31, 2006, 2,975,000 shares were available for issuance under the Directors Plan.

The following table summarizes the Company’s stock option activity for the four plans described above and weighted average exercise price within each transaction type for each of the years ended March 31, 2006, 2005 and 2004 (number of shares in thousands):

	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	7,651	$1.97	7,007	$2.05	3,196	$3.39
Options cancelled	(2,652)	3.00	(1,602)	1.18	(497)	3.23
Options granted	3,050	0.81	2,300	1.16	4,613	1.14
Options exercised	(166)	0.80	(54)	0.93	(305)	0.67
Options outstanding March 31	7,883	$1.20	7,651	$1.97	7,007	$2.05

The number of vested options for the years ended March 31, 2006, 2005, and 2004 are 5,217,219, 4,320,270 and 2,849,531 respectively.

Awards

The Company granted 158,311 shares of restricted stock from the Company’s Equity Plan to consultants during fiscal year 2004 in exchange for services rendered. For fiscal year 2005, no shares of restricted stock were granted. For fiscal year 2006, 79,204 shares of restricted stock was issued to consultants in exchange for services rendered. Non-employee awards were booked as operating expenses using Black Scholes model for the period of services rendered as required by EITF 96-18 in fiscal 2004. All restricted stock issued in fiscal 2006 were recorded at the current market price on the date of grant.

Employee Qualified Stock Purchase Plan

The Company has offered an Employee Qualified Stock Purchase Plan (“Employee Plan”) under which rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at the beginning of a six month offering period or at the end of that six month period. Under the Employee Plan, the Company is authorized to issue up to 1,000,000 shares of common stock. 33,350 common stock shares were purchased in fiscal 2006 and 30,100 common shares were purchased in fiscal 2005. Shares available for future purchase under the Employee Plan were 507,602 at March 31, 2006.

Savings and Investment Plan

The Company has established a defined contribution plan that covers substantially all U.S. employees. Employee contributions of up to 4% of each U.S. employee’s compensation will be matched by the Company based upon a percentage to be determined annually by the Board. Employees may contribute up to 15% of their compensation, not to exceed a prescribed maximum amount. The Company made contributions to the plan of $13, $15 and $8 in the years ended March 31, 2006, 2005 and 2004, respectively.

Note 12.  Stockholder Rights Plan

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

Note 13.  Geographical Information

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

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

Revenues:	Years Ended March 31,
Sales to customers located in:	2006	2005	2004
United States	$5,142	$4,445	$5,538
Asia, excluding Japan	5,624	1,372	1,241
Japan	2,312	6,312	6,485
Germany	2,313	397	170
Italy	386	498	1,480
Europe, excluding Germany and Italy	5,980	1,864	1,614
Total sales	$21,757	$14,888	$16,528

	March 31,
	2006	2005
Long-lived assets at year-end:
United States	$3,296	$5,112
Europe	16	7
Japan	8	16
Asia, excluding Japan	3	3
Total long-lived assets	$3,323	$5,138

The Company’s sales are primarily to domestic and international semiconductor manufacturers. The composition of the Company’s top five customers has changed from year to year, but net system sales to its top five customers in each of fiscal 2006, 2005, and 2004 accounted for 68.9%, 80.0% and 84.8%, respectively, of total net system sales. ST Microelectronics accounted for 54.3% of the Company’s total revenue in fiscal 2006. Fujitsu, Western Digital, and RF Micro Devices accounted for 38.2%, 12.8% and 10.1% respectively, of the Company’s net system sales in 2005. Intel, Fuji Film, and Matsushita accounted for 31.4%, 22.9% and 12.6% respectively, of the Company’s net system sales in 2004. Other than the previously listed customers, no single customer represented more than 10% of the Company’s total revenue in fiscal 2006, 2005, and 2004.

Quarterly Results of Operations (Unaudited)

The following table sets forth our unaudited selected financial data for each of the eight quarterly periods in the two-year period, ended March 31, 2006.

	Three Months Ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2006	2005	2005	2005	2005	2004	2004	2004
	(In thousands, except per share data)
Quarterly Financial Data:
Revenue	$6,053	$6,246	$6,406	$3,052	$3,556	$2,903	$4,988	$3,441
Gross profit	1,217	1,681	2,443	675	40	526	1,901	800
Net loss	(1,788)	(1,904)	(2,681)	(2,507)	(3,849)	(2,688)	(2,501)	(6,325)
Net loss per share* Basic and diluted	(0.02)	(0.02)	(0.04)	(0.05)	(0.07)	(0.06)	(0.05)	(0.15)

__________

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

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. maintains disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2006, the end of the period covered by this report, The Company, carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. The evaluation also took into account a written confirmation of a reportable condition recently provided by our independent accountants stating that they noted certain matters involving our accounting for the 2% convertible debentures and related debt issuance costs. The reportable condition arose from the accounting for our 2% convertible debentures with warrants and related measurement and recognition of beneficial conversion and warrant discounts and issuance costs. As a result of the above, the Company restated its unaudited condensed consolidated financial statements for the three and nine-month periods ended December 31, 2003 as filed on Form 10Q/A on June 25, 2004.

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

Based on their evaluation as of a date at the end of the period covered by this annual report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 are effective, except with respect to the reportable condition referred above.

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

Item 10.  Directors and Executive Officers of the Registrant

The information concerning our directors and executive officers required by this Item is incorporated by reference to our Proxy Statement under the caption “Election of Directors” and “Executive Officers of the Registrant”.

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

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement under the caption “Independent Public Accountant”.

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

The Company’s Financial Statements and notes thereto appear in this Form 10-K according to the following Index of Consolidated Financial Statements:

(2) Financial Statement Schedule

Page
Schedule II — Valuation and Qualifying Accounts	69

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the consolidated financial statements or related notes.

(b) Exhibits

The following exhibits are referenced or included in this report:

Exhibit Number	Description

3.1
Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibits 3(i).1 and 3(i).2 included in Registrant’s Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)

3.2
Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-108921) declared effective by the Securities and Exchange Commission on October 14, 2003)

3.3	Amendment to the Certificate of Incorporation

3.4
By-laws of Registrant (incorporated by reference to Exhibit 3(ii) included in Registrant’s Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)

4.2
Rights Agreement between the Registrant and ChaseMellon Shareholder Services dated as of June 11, 1996 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 1996)

4.3
First Amendment to Rights Agreement between the Registrant and ChaseMellon Shareholder Services, dated as of January 15, 1999 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 1999)

4.4
Amendment to Rights Agreement dated January 18, 2005 (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2005).

10.1
Form of Unit Purchase Agreement dated December 31, 2001 (incorporated by reference to Exhibit (i) to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2002)

10.2	Form of Warrant (incorporated by reference to Exhibit (ii) to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2002)

Exhibit Number	Description

10.3
Form of Unit Subscription Agreement dated June 30, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)

10.4	Form of Warrant dated June 30, 2003 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)

10.6
Form of Security Agreement between the Registrant and Orin Hirschmann dated June 30, 2003 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)

**10.7
Fifth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to the Registrant’s Current Report on 8-K filed with the Securities and Exchange Commission on September 15,2005

**10.8
Seventh Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2005.

**10.10
Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Registrant’s revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004)

**10.11
1990 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)

10.12
Tenth Amendment to Lease between the Registrant and Jane Crocker, formerly Jane C. Jacobs, as Trustee under the Jane C. Jacobs Trust Agreement dated October 5, 1990 (“Crocker”) and Norman E. MacKay (“MacKay”) (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2005.

**10.13
Form of Non-Qualified Stock Option Agreement for Employees from the Seventh Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004)

**10.14
Form of Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004)

**10.16
Employment Agreement between the Registrant and Thomas Mika dated as of August 12, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 filed with the Securities and Exchange Commission on June 27, 2003)

**10.18
Employment Agreement between the Registrant and Steve Selbrede dated as of May 3, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission on June 29, 2005)

10.19
Stock Purchase agreement between Tegal and the investor parties there to (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005)(

10.20
Form of Warrant Agreement between Tegal and the investor parties there to (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005).

16.11
Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated July 13, 2004 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2004)List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)

21.1
List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)Consent of Independent Registered Public Accounting Firm - Moss Adams LLP

23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP

23.2
Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP Power of Attorney (incorporated by reference to the signature page to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2005)

Exhibit Number	Description

24.1
Power of Attorney (incorporated by reference to the signature page to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2005)Section 302 Certification of the Chief Executive Officer

31.1	Section 302 Certification of the Chief Executive OfficerSection 302 Certification of the Chief Financial Officer

31.2	Section 302 Certification of the Chief Financial OfficerSection 906 Certification of the Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer
_________

** Management contract for compensatory plan or arrangement.

TEGAL CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2004, 2005, 2006

Description	Balance At Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance At End of Year
Year ended March 31, 2004:
Allowances for doubtful accounts	165	64	—	(19)	210
Sales returns and allowances	22	38	—	(1)	59
Cash discounts	26	(20)	—	(5)	1
Year ended March 31, 2005:
Allowances for doubtful accounts	210	335	—	(3)	542
Sales returns and allowances	59	(69)	—	—	(10)
Cash discounts	1	6	—	(6)	1
Year ended March 31, 2006:
Allowances for doubtful accounts	542	18	—	(381)	179
Sales returns and allowances	(10)	(15)	—	—	(25)
Cash discounts	1	(3)	—	________	(2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tegal Corporation

Dated: June 1 , 2006	By:	/s/ Thomas R. Mika
Thomas R. Mika
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS R. MIKA	President and Chief Executive Officer	June 9, 2006
Thomas R. Mika	(Principal Executive Officer)

/s/ CHRISTINE T. HERGENROTHER*	Chief Financial Officer (Principal	June 9, 2006
Christine T. Hergenrother	Financial and Accounting Officer)

/s/ BRAD MATTSON*	Chairman of the Board	June 9, 2006
Brad Mattson

/s/ EDWARD A. DOHRING*	Director	June 9, 2006
Edward A. Dohring

/s/ JEFFREY M. KRAUSS*	Director	June 9, 2006
Jeffrey M. Krauss

/s/ RALPH MARTIN*	Director	June 9, 2006
Ralph Martin

/s/ DUANE WADSWORTH*	Director	June 9, 2006
Duane Wadsworth

*By: /s/ THOMAS R. MIKA
Thomas R. Mika
Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger by and among Tegal Corporation, SFI Acquisition Corp., Sputtered Films, Inc. and the Shareholder Agent dated as of August 13, 2002 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2002)

2.2
Asset Acquisition Agreement by and between Tegal Corporation and First Derivative Systems, Inc., dated April 28, 2004 (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004)

3.1
Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibits 3(i).1 and 3(i).2 included in Registrant’s Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)

3.2
Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-108921) declared effective by the Securities and Exchange Commission on October 14, 2003)

3.3
By-laws of Registrant (incorporated by reference to Exhibit 3(ii) included in Registrant’s Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)

4.1
Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)

4.2
Rights Agreement between the Registrant and ChaseMellon Shareholder Services dated as of June 11, 1996 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 1996)

4.3
First Amendment to Rights Agreement between the Registrant and ChaseMellon Shareholder Services, dated as of January 15, 1999 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 1999)

4.4
Amendment to Rights Agreement dated January 18, 2005 (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2005).

10.1
Form of Unit Purchase Agreement dated December 31, 2001 (incorporated by reference to Exhibit (i) to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2002)

10.2	Form of Warrant (incorporated by reference to Exhibit (ii) to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2002)

10.3
Form of Unit Subscription Agreement dated June 30, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)

10.4	Form of Warrant dated June 30, 2003 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)

10.5	Form of Debenture dated June 30, 2003 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)

10.6
Form of Security Agreement between the Registrant and Orin Hirschmann dated June 30, 2003 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)

**10.7
Fourth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to Appendix B to the Registrant’s revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004)

**10.8
Sixth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to Appendix A to the Registrant’s revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004)

**10.10
Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Registrant’s revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004)

**10.11
1990 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)

Exhibit Number	Description of Exhibit

10.12
Ninth Amendment to Lease between the Registrant and Jane Crocker, formerly Jane C. Jacobs, as Trustee under the Jane C. Jacobs Trust Agreement dated October 5, 1990 (“Crocker”) and Norman E. MacKay (“MacKay”) dated as of April 29, 2003 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 filed with the Securities and Exchange Commission on June 29, 2004)

**10.13
Form of Non-Qualified Stock Option Agreement for Employees from the Sixth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004)

**10.14
Form of Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004)

**10.16
Employment Agreement between the Registrant and Thomas Mika dated as of August 12, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 filed with the Securities and Exchange Commission on June 27, 2003)

**10.17
Employment Agreement between the Registrant and Andy Clarke dated as of May 28, 2004 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission on June 29, 2005)

**10.18
Employment Agreement between the Registrant and Steve Selbrede dated as of May 3, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission on June 29, 2005)

16.11
Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated July 13, 2004 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2004)

21.1
List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)

23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP

23.2	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP

24.1	Power of Attorney (incorporated by reference to the signature page to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission June 29, 2005)

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer
_________________________
** Management contract for compensatory plan or arrangement.