Form 10-Q
period 2006-06-30
TEGAL CORP /DE/
filed 2006-08-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.) (Check One):
Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☒

As of August 11, 2006 there were 7,038,957 shares of our common stock outstanding. The number of shares outstanding reflects a 1 to 12 reverse stock split effected by the Registrant on July 25, 2006.

TEGAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2006 and March 31, 2006	3
	Condensed Consolidated Statement of Operations for the three months ended June 30, 2006 and June 30, 2005	4
	Condensed Consolidated Statement of Cash Flows as of June 30, 2006 and June 30, 2005	5

	Notes to Condensed Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
	OF OPERATIONS	12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4.	CONTROLS AND PROCEDURES	19

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	19
ITEM 1A.	RISK FACTORS	20
ITEM 6.	EXHIBITS	24
SIGNATURES		24

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,640	$13,787
Accounts receivable, net of allowances for sales returns and doubtful accounts of $356 and $205 at June 30, 2006, and March 31, 2006, respectively	6,344	5,265
Inventories	6,974	7,700
Prepaid expenses and other current assets	1,284	1,270
Total current assets	27,242	28,022
Property and equipment, net	1,692	1,849
Intangible assets, net	1,396	1,474
Other assets	148	146
Total assets	$30,478	$31,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and bank lines of credit	$107	$27
Accounts payable	2,708	2,458
Accrued product warranty	668	506
Deferred revenue	564	477
Accrued expenses and other current liabilities	2,264	1,975
Total current liabilities	6,311	5,443
Long-term portion of capital lease obligations	—	2
Other long term obligations	—	6
Total long term liabilities		8
Total liabilities	$6,311	$5,451

Stockholders’ equity:
Preferred stock; $ 0.01 par value; 5,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock; $ 0.01 par value; 200,000,000 shares authorized; 7,039,173 and 7,021,088 shares issued
and outstanding at June 30, 2006 and March 31, 2006 respectively	844	842
Restricted Share Units	840	1,034
Deferred Compensation	(224)	(224)
Additional paid-in capital	119,471	119,010
Accumulated other comprehensive income	192	532
Accumulated deficit	(96,956)	(95,154)
Total stockholders’ equity	24,167	26,040
Total liabilities and stockholders’ equity	$30,478	$31,491

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,
	2006	2005

Revenue	$6,576	$3,052
Cost of sales	4,078	2,377
Gross profit (loss)	2,498	675
Operating expenses:
Research and development	996	1,176
Sales and marketing	1,044	644
General and administrative	2,302	1,240
Total operating expenses	4,342	3,060
Operating loss	(1,844)	(2,385)
Other income (expense), net	42	(122)
Net loss	$(1,802)	$(2,507)
Net loss per share, basic and diluted	$(0.26)	$(0.57)
Shares used in per share computation:
Basic	7,023	4,409
Diluted	7,023	4,409

Note: Shares used in per share computation for Basic and Diluted reflect a 1 to12 reverse stock split effected by the Company on July 25, 2006

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,802)	$(2,507)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	232	339
Stock Compensation Expense	230
Fair value of warrants issued for services rendered	26	84
Provision for doubtful accounts and sales return allowances	152	(3)
Excess and obsolete inventory provision	(2,089)
Changes in operating assets and liabilities:
Receivables	(1,017)	(778)
Inventories	2,324	(733)
Prepaid expenses and other assets	(13)	(46)
Accounts payable	211	53
Accrued expenses and other liabilities	224	(392)
Accrued product warranty	112	(5)
Deferred revenue	87	156
Net cash used in operating activities	$(1,322)	$(3,832)

Cash flows used in investing activities:
Purchases of property and equipment	$(20)	$(84)
Loss on disposal of property and equipment	23
Net cash used in investing activities:	3	(84)

Cash flows provided by financing activities:
Net proceeds from issuance of common stock	4	126
Borrowings under lines of credit	94	34
Repayment of borrowings under lines of credit		(110)
Proceeds from and (payments on) capital lease financing	(2)	(3)
Net cash provided by financing activities	96	47
Effect of exchange rates on cash and cash equivalents	76	(26)
Net increase (decrease) in cash and cash equivalents	(1,147)	(3,895)
Cash and cash equivalents at beginning of period	13,787	7,093
Cash and cash equivalents at end of period	$12,640	$3,198

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share data)

1. Basis of Presentation:

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2006 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of results to be expected for the entire year.

The condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,802 and $2,507 for the periods ended June 30, 2006 and 2005, respectively. The Company generated negative cash flows from operations of $1,322 and $3,832 for the period ended June 30, 2006 and 2005, respectively. During the Fiscal Year 2006 the Company raised a net of $18,161 through a private investment placement of equity. Management believes that these proceeds, combined with projected sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal 2007. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company’s ability to achieve its intended business objectives may be adversely affected. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

On July 21, 2006, Tegal Corporation filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Certificate of Incorporation to affect a 1-for-12 reverse stock split of the Company’s common. The condensed consolidated financial statements for current and prior periods have been adjusted to reflect the change in number of shares.

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

During the three months ending June 30, 2006, three (3) customers (ST Microelectronics, FlipChip, and RF Micro Devices) accounted for 83% of total revenues. During the three months ending June 30, 2005, three (3) customers accounted for 63% of total revenues.

During the three months ended June 30, 2006 and June 30, 2005, three customers accounted for approximately 80% and 70%, respectively of the accounts receivable balance

Stock Based Compensation

Adoption of SFAS 123R

The Company has adopted several stock plans that provide equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards. Stock options generally vest ratably over a four-year period on the anniversary date of the grant, and expire ten years after the grant date. Restricted stock awards generally vest on the achievement of specific performance targets. The Company also has employee stock purchase plans that allow qualified employees to purchase Company shares at 85% of the fair market value on specified dates.

Prior to April 1, 2006 we accounted for these stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” or APB 25, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock Based Compensation,” or SFAS 123. With the exception of grants of restricted stock awards, we generally recorded no stock-based compensation expense during periods prior to April 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25. In accordance with SFAS 123 and SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” later in this Note we disclose our net loss and net loss per share for the quarter ended June 30, 2005 as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans.

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the three months ended June 30, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006. Results in prior periods have not been restated.

Total stock compensation expense for the period ended June 30, 2006 was $230. The total compensation expense related to nonvested awards not yet recognized is $1,019. The weighted average period for which it is expected to be recognized is 2.3 years.

Had the Company adopted SFAS No 123R during the fiscal year ended March 31, 2006, compensation expense of approximately $1,770 would have been recognized in the consolidated statements of operations for the year ended March 31, 2006.

The following assumptions are included in the estimated grant date fair value calculations for the Company’s stock option awards and Employee Qualified Stock Purchase Plan (“ESPP”):

	Three Months Ended June 30,
	2006	2005
Expected life (years):
Stock options	4.0	4.0
ESPP	0.5	0.5
Volatility:
Stock options	82.40%	71.00%
ESPP	82.40%	71.00%
Risk-free interest rate	5.25%	3.21%
Dividend yield	0.00%	0.00%

During the three months ended June 30, 2006, there were no stock option grants.

The following table illustrates on a post reverse stock split basis, the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation (in thousands, except per share data):

	Three Months Ended June 30, 2005
Net loss as reported		$(2,507)
Add: Stock-based employee compensation expense included in reported net loss
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards		(546)
Proforma net loss		$(3,053)
Basic net loss per share:
As reported	$	(0.57)
Proforma		$(0.69)

The disclosure provisions of SFAS No. 123R and SFAS No. 148 require judgments by management as to the estimated lives of the outstanding options. Management has based the estimated life of the options on historical option exercise patterns. If the estimated life of the options increases, the valuation of the options will increase as well.

Stock Options & Warrants

A summary of stock option and warrant activity during the quarter ended June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
BEGINNING OUTSTANDING	2,304,522	$13.70
GRANTED	0
EXERCISED	0
CANCELLED:
Forfeited	(260)	$15.60
Expired	(23,945)	$29.10
Total	(24,206)	$28.96

ENDING OUTSTANDING	2,280,317	$13.54	5.12	5,884
ENDING VESTED + EXPECTED TO VEST	2,260,139	$13.56	0.10	5,884
ENDING EXERCISABLE	2,081,878	$13.76	4.84	5,884

The aggregate intrinsic value of options and warrants outstanding at June 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 16,344 warrants that had an exercise price that was lower than the market price of our common stock as of June 30, 2006.

The following table summarizes information with respect to stock options and warrants outstanding as of June 30, 2006:

Range of Exercise Prices		Number Outstanding As of June 30, 2006	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable As of June 30, 2006
$4.20	$8.28	353,839	7.09	$6.99	244,152
9.60	9.96	13,554	3.82	9.74	13,207
12.00	12.00	1,285,000	4.18	12.00	1,285,000
12.36	12.96	243,191	7.52	12.43	194,162
13.20	25.68	245,833	6.82	16.65	206,458
27.00	82.56	130,150	1.61	37.61	130,150
92.26	92.26	417	3.69	92.26	417
92.52	92.52	4,167	3.63	92.52	4,167
99.00	99.00	2,500	3.74	99.00	2,500
105.00	105.00	1,667	2.48	105.00	1,667
$4.20	$105.00	2,280,317	5.12	$46.71	2,081,878

Restricted Stock Units

The following table summarizes our restricted stock award activity for the three ended June 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, March 31, 2006	79,167	$10.20
Granted	—	—
Vested	—	—
Forfeited	—	—
Released	16,667	11.64
Balance, June 30, 2006	62,500	$9.82

Unvested restricted stock at June 30, 2006

As of June 30, 2006, there was $224 of total unrecognized compensation cost related to restricted stock which is expected to be recognized during the current fiscal year. As of June 30, 2006, there were a total of 54,167 restricted shares subject to performance conditions that will result in forfeiture if the conditions are not realized.

2. Inventories:

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required, as was the case in the forth quarter of fiscal 2005. Any excess and obsolete provision is released only if and when the related inventory is sold or scrapped. During the three months ending June 30, 2006 and June 30, 2005, the Company sold or scrapped previously reserved inventory of $2,088 and $155 respectively. The inventory provision at June 30, 2006 and June 30, 2005 was $5,047 and $8,126, respectively.

Inventories for the periods presented consisted of:

	June 30 2006	March 31 2006
Raw materials	$586	$1,692
Work in progress	4,435	4,173
Finished goods and spares	1,953	1,835
	$6,974	$7,700

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

Warranty activity for the three-month periods ended June 30, 2006 and 2005 was:

	Warranty Activity for the Three Months Ended June 30,
	2006	2005
Balance at the beginning of the period	$506	$252
Additional warranty accruals for warranties issued during the period	384	45
Accruals related to pre-existing warranties	(62)
Less settlements made during the period	(160)	(59)
Balance at the end of the period	$668	$238

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

4. Net Loss Per Common Share:

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.
The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended June 30,
	2006	2005
Net loss applicable to common stockholders	$(1,802)	$(2,507)
Basic and diluted:
Weighted-average common shares outstanding (adjusted to reflect 1 to 12 reverse stock split)	7,023	4,409
Less weighted-average common shares subject to repurchase…	0	0
Weighted-average common shares used in computing basic and diluted net loss per common share …………………………	7,023	4,409
Basic and diluted net loss per common share …………………….	$(0.26)	$(0.57)

Outstanding options, warrants and restricted stock equivalent of 2,342,817 and 9,749 shares of common stock at a weighted-average exercise price of $13.54 and $6.84 per share on June 30, 2006 and 2005 respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could potentially dilute earnings per share in future periods.

5. Stock-Based Transactions:

Issuance of Warrants to Consultants

The Company is party to a contract with certain consultants pursuant to which the Company will issue warrants on a monthly basis in lieu of cash payments through August 2006, depending upon the continuation of the contract and the achievement of certain performance goals. The maximum number of warrants to be issued under these agreements is 82,500 shares. During the three months ended June 30, 2006 and June 30, 2005 6,667 and 7,083, respectively, were issued valued at $32 and $84, respectively, using the Black Scholes model with an exercise price at the market value on the day of the grant. The life of the warrants is five and seven years with an interest rate of 2.225% and volatility of 118% and 115% respectively. None of these warrants have been exercised as of June 30, 2006.

6. Lines of Credit:

As of June 30, 2006, our Japanese subsidiary had $107 outstanding under its lines of credit which is collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two credit lines have a total borrowing capacity of 150 million yen (approximately $1,304 at exchange rates prevailing on June 30, 2006), which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.375% as of June 30, 2006) plus 0.875%. At of June 30, 2005, the Company’s Japanese subsidiary had borrowed 3.9 million Yen (approximately $35 at exchange rates prevailing on June 30, 2005) under its Japanese bank line of credit. The credit line has a total borrowing capacity of 150 million Yen (approximately $1,351 at exchange rates prevailing on June 30, 2005).

Notes payable as of June 30, 2006 consisted of capital lease obligations on fixed assets totaling $11.

7. Legal Proceedings
Sputtered Films, Inc. v. Advanced Modular Sputtering, et al., filed in Santa Barbara County Superior Court.

On December 22, 2003, Sputtered Films, Inc. ("SFI"), a wholly owned subsidiary of the Company, filed an action against two former employees, Sergey Mishin and Rose Stuart-Curran, and a company they formed after leaving their employment with SFI named Advanced Modular Sputtering, Inc. ("AMS"). Sergey Mishin and Rose Stuart-Curran had each signed confidentiality and non-disclosure agreements regarding information obtained while employed by SFI. The action contains causes of action for specific performance, breach of contract, breach of the covenant of good faith and fair dealing, misappropriation of trade secrets, unfair competition, unfair business practices, and interference with prospective economic advantage, conversion, unjust enrichment, and declaratory relief. These claims arise out of information SFI received evidencing that AMS possessed and used SFI's confidential, proprietary and trade secret drawings, specifications and technology to manufacture the sputtering tool marketed by AMS.

During 2004 and 2005, this litigation was largely stalled while AMS and Agilent Technologies, Inc. contested SFI's right to conduct discovery. This dispute was resolved in late 2005 when the California Court of Appeal affirmed SFI's trade secret identification as statutorily sufficient. On November 18, 2005, SFI requested leave to add Agilent Technologies, Inc. ("Agilent") as a defendant based on evidence that Agilent and AMS co-developed the machines which SFI contends were built using SFI proprietary information. The Court granted SFI's request and Agilent was served as a Doe defendant on December 12, 2005. In early December, SFI learned that Agilent transferred its Semiconductor Products Group to a number of Avago entities effective December 1, 2005, and accordingly SFI sought and received court approval to add Avago Technologies U.S., Inc. and Avago Technologies Wireless (U.S.A.) Manufacturing, Inc (collectively the "Avago Entities") as defendant in this action. On April 25, 2006, the Avago Entities filed a Cross-Complaint against SFI and Tegal Corporation alleging causes of action for breach of contract, trade secret misappropriation, unfair competition, conversion, unjust enrichment and declaratory relief. The Cross-Complaint alleges on information and belief that SFI misused information obtained from Hewlett-Packard in connection with Hewlett-Packard's request to purchase SFI machines or to upgrade SFI machines Hewlett-Packard already owned. SFI and Tegal Corporation intend to vigorously contest all such allegations. Trial is currently set for November 7, 2006, although the Court has indicated that it may bifurcate the Avago Entities' cross-claims. The Court severed from SFI's action the Cross-Complaint filed by the Avago Entities, and all matters regarding the Avago Cross-Complaint, including discovery, are stayed until after completion of the trial on SFI's Complaint.

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

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

	Revenue for the Three Months Ended June 30,
	2006	2005
Sales to customers located in:
United States	$5,044	$327
Asia, excluding Japan	179	140
Japan	524	578
Europe	829	2,007
Total sales	$6,576	$3,052

	Long-lived Assets as of June 30,
	2006	2005
Long-lived assets at period-end:
United States	$4,336	$4,857
Europe	14	5
Japan	10	19
Asia, excluding Japan	2	2
Total long-lived assets	$4,362	$4,883

9. Comprehensive Income (Loss):

The components of comprehensive loss for the three months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,
	2006	2005
Net loss	$(1,802)	$(2,507)
Foreign currency translation adjustment	(331)	174
Total comprehensive loss	$(2,133)	$(2,333)

10. Subsequent Events

Reverse Stock Split

On July 21, 2006, Tegal Corporation filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a 1-for-12 reverse stock split of the Company’s common stock (the “Reverse Stock Split”). The Reverse Stock Split received the required approval of the Company’s stockholders at the Company’s annual meeting held on July 21, 2006. The reverse stock split took effect before trading began on Tuesday, July 25, 2006, at which time the symbol will changed to TGALD. The symbol will return to the normal TGAL at the open of the market on August 22, 2006. In lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the Reverse Stock Split, the Company will pay cash equal to such fraction multiplied by $4.68, which is the average of the high and low trading prices of our common stock on the Nasdaq Capital Market during regular trading hours for the five trading day period ending on July 21, 2006.

On August 8, 2006, the Company received notice from the Nasdaq Stock Market that it had regained compliance with its listing requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

Information herein contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for our products, our quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, cyclicality of the semiconductor industry, impediments to customer acceptance of our products, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in our SEC reports, including in the section entitled “Risk Factors” elsewhere in this report. For further information, refer to the business description and risk factors described below. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Accounting for Stock-Based Compensation

Prior to April 1, 2006, we accounted for stock-based employee compensation plans under the measurement and recognition provisions of Accounting Priniciples Board Opinion No.25, “Accounting for Stock Issued to Employees,” or APB25, and related Interpretations, as permitted by SFAS No.123, “Accounting for Stock-Based Compensation”, or SFAS No.123. With the exception of cerain warrants granted and grants of restricted stock awards, we generally, recorded no stock-based compensation expenses during periods prior to April 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plan as it qualified as a non-compensatory plan following the guidance provided by APB25. In accordance with SFAS123 and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, we disclosed our net loss per share as if we had applied the fair value based method in measuring compensation expense for our stock-based compensation programs. Under SFAS 123, we elected to calculate our compensation expense by applying the Black-Scholes valuation method,

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No.123R, using the modified prospective transition method. Under that method, compensation expense that we recognized for the three months ended June 30, 2006 included: (a) compensation expense for all share-based payment granted prior to but not yet vested as of April1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or modified after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS123R, we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards granted.

We estimate the fair value of options granted using the Black Scholes option valuation and the assumptions shown in Note.1 to our condensed consolidated financial statements. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

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

Accounts Receivable - Allowance for Sales Returns and Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required.

Our return policy is for spare parts and components only. Customers are allowed to return spare parts if they are defective upon receipt, in accordance with SFAS 48. The potential returns are offset against gross revenue on a monthly basis. Management reviews outstanding requests for returns on a quarterly basis to determine that the reserves are adequate.

Inventories

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required, as was the case in the current quarter and the fourth quarter of fiscal 2005. Any excess and obsolete provision is released only if and when the related inventories is sold or scrapped. The inventory provision balance at June 30, 2006 and March 31, 2006 was $5,047 and $7,136, respectively. The inventory provision expense for the period ended June 30, 2006 and March 31, 2006 was $(2,088) and $(1,146), respectively.

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

The carrying value of systems used for demonstrations or training is determined by assessing the cost of the components that are suitable for sale. Any parts that may be rendered not saleable as a result of such use are removed from the system and are not included in finished goods inventory. The remaining saleable parts are valued at the lower of cost or market, representing the system’s net realizable value. The depreciation period for systems that are transferred to fixed assets is determined based on the age of the system and its remaining useful life (typically five to eight years).

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

Results of Operations

The following table sets forth certain financial items as a percentage of revenue for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	2005

Revenue	100.0%	100.0%
Cost of sales	62.0%	77.9%
Gross profit	38.0%	22.1%
Operating expenses:
Research and development	15.1%	38.5%
Sales and marketing	15.9%	21.1%
General and administrative	35.0%	40.6%
Total operating expenses	66.0%	100.2%
Other Expense (Income)	.6%	(4.0)%
Net loss	(27.4)%	(82.1)%

The following table sets forth certain financial items for the three month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30
	2006	2005

Revenue	$6,576	$3,052
Cost of sales	4,078	2,377
Gross profit	$2,498	$675
Operating expenses:
Research and development	996	1,176
Sales and marketing	1,044	644
General and administrative	2,302	1,240
Total operating expenses	4,342	3,060
Other Expense (Income)	42	(122)
Net loss	$(1,802)	$(2,507)

Revenue

The increase in revenue for the three months ended June 30, 2006 was principally due to the sale of three additional etch series systems and two advanced systems over the same period of the previous year.

International sales as a percentage of the Company’s revenue for the three months ended June 30, 2006 were approximately 23.3%, and for the three months ended June 30, 2005 were approximately 89.0%. We believe that international sales will continue to represent a significant portion of our revenue.

Gross profit (loss)

 Gross profit as a percentage to revenue for the three months ended June 30, 2006 increased by $1,823 to 38.0% which is a 15.9% percentage point increase over the 22.1% of the three periods ended June 30, 2005. The increase in gross profit as a percentage to revenue, was principally attributable an increase in system sales. System sales generally have higher gross margins than the sale of spares and service.

Research and Development

 Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. The decrease in research and development spending for the three months ended June 30, 2006 resulted from lower license fees, consulting, employee travel, and recruiting expenses as compared to the prior year.

Sales and Marketing

 Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. The increase in sales and marketing spending for the three months ended June 30, 2006 was primarily due to $289 higher commissions over the same period last year combined with increased spending on trade shows. If revenue continues to increase period over period, commission expense will also increase.

General and Administrative

General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. The increase in spending for the three months ended June 30, 2006 was primarily due to increases in accounting fees, stock compensation expense, and legal fees. The increase in legal fees is primarily due to the litigation against AMS, Agilent, and Avago Technologies. The trial is due to be completed by the end of December 2006, at which time, legal fees will be reduced.

Other income (expense), net

 Other income (expense), net consists principally of, interest income, interest expense, other income, (expense), gains and losses on the disposal of fixed assets, and gains and losses on foreign exchange. We recorded net non-operating income of $42 and non-operating loss of $122 during the three-month period ending June 30, 2006 respectively.

Contractual obligation

The following summarizes our contractual obligations at June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Non-cancelable capital lease obligations	$11	$11	$—	$—	$—
Non-cancelable operating lease obligations	1,558	1002	433	123	—
Notes payable and bank lines of credit	107	107	—	—	—
Total contractual cash obligations	$1 ,676	$1,120	$433	$123	$—

Certain sales contracts of the Company include provisions under which customers would be indemnified by the Company in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to the Company's products. There are no limitations on the maximum potential future payments under these indemnities. The Company has accrued no amounts in relation to these provisions as no such claims have been made and the Company believes it has valid, enforceable rights to the intellectual property embedded in its products.

Liquidity and Capital Resources

For the three-month period ended June 30, 2006, we financed our operations through the use of outstanding cash balances, borrowings against our credit facilities in Japan and net proceeds from the 2005 PIPE.

As of June 30, 2006, our Japanese subsidiary had $107 outstanding under its lines of credit which is collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two credit lines have a total borrowing capacity of 150 million yen (approximately $1,304 at exchange rates prevailing on June 30, 2006), which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.375% as of June 30, 2006) plus 0.875%.

Notes payable as of June 30, 2006 consisted of capital lease obligations on fixed assets totaling $11.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $1,802 and $2,507 for the three months ended June 30, 2006 and 2005, respectively. We generated negative cash flows from operations of $1,322 and $3,832 for the period ended June 30, 2006 and June 30, 2005, respectively. During the prior fiscal year 2006, we raised a net of $18,161 through the 2005 PIPE. Management believes that these proceeds, combined with projected sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal 2007. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, our ability to achieve our intended business objectives may be adversely affected. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash equivalents are principally comprised of money market accounts. As of March 31, 2006, we had cash and cash equivalents of $12,640. These accounts are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure.

We have foreign subsidiaries that operate and sell our products in various global markets. As a result, our cash flow and earnings are exposed to fluctuations in interest and foreign currency exchange rates. We attempt to limit these exposures through the use of various hedge instruments, primarily forward exchange contracts and currency option contracts (with maturities of less than three months) to manage our exposure associated with firm commitments and net asset and liability positions denominated in non-functional currencies. There have been no material changes regarding market risk since the disclosures made in our Form 10-K for the fiscal year ended March 31, 2006.

At June 30, 2006, the Company had forward exchange contracts maturing at various dates to exchange 300,658 yen into $2.7 million.

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

(b) Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Sputtered Films, Inc. v. Advanced Modular Sputtering, et al., filed in Santa Barbara County Superior Court.

On December 22, 2003, Sputtered Films, Inc. ("SFI"), a wholly owned subsidiary of the Company, filed an action against two former employees, Sergey Mishin and Rose Stuart-Curran, and a company they formed after leaving their employment with SFI named Advanced Modular Sputtering, Inc. ("AMS"). Sergey Mishin and Rose Stuart-Curran had each signed confidentiality and non-disclosure agreements regarding information obtained while employed by SFI. The action contains causes of action for specific performance, breach of contract, breach of the covenant of good faith and fair dealing, misappropriation of trade secrets, unfair competition, unfair business practices, and interference with prospective economic advantage, conversion, unjust enrichment, and declaratory relief. These claims arise out of information SFI received evidencing that AMS possessed and used SFI's confidential, proprietary and trade secret drawings, specifications and technology to manufacture the sputtering tool marketed by AMS.

During 2004 and 2005, this litigation was largely stalled while AMS and Agilent Technologies, Inc. contested SFI's right to conduct discovery. This dispute was resolved in late 2005 when the California Court of Appeal affirmed SFI's trade secret identification as statutorily sufficient. On November 18, 2005, SFI requested leave to add Agilent Technologies, Inc. ("Agilent") as a defendant based on evidence that Agilent and AMS co-developed the machines which SFI contends were built using SFI proprietary information. The Court granted SFI's request and Agilent was served as a Doe defendant on December 12, 2005. In early December, SFI learned that Agilent transferred its Semiconductor Products Group to a number of Avago entities effective December 1, 2005, and accordingly SFI sought and received court approval to add Avago Technologies U.S., Inc. and Avago Technologies Wireless (U.S.A.) Manufacturing, Inc (collectively the "Avago Entities") as defendant in this action. On April 25, 2006, the Avago Entities filed a Cross-Complaint against SFI and Tegal Corporation alleging causes of action for breach of contract, trade secret misappropriation, unfair competition, conversion, unjust enrichment and declaratory relief. The Cross-Complaint alleges on information and belief that SFI misused information obtained from Hewlett-Packard in connection with Hewlett-Packard's request to purchase SFI machines or to upgrade SFI machines Hewlett-Packard already owned. SFI and Tegal Corporation intend to vigorously contest all such allegations. Trial is currently set for November 7, 2006, although the Court has indicated that it may bifurcate the Avago Entities' cross-claims. The Court severed from SFI's action the Cross-Complaint filed by the Avago Entities, and all matters regarding the Avago Cross-Complaint, including discovery, are stayed until after completion of the trial on SFI's Complaint.

Item 1A. Risk Factors

We wish to caution you that there are risks and uncertainties that could affect our business. These risks and uncertainties include, but are not limited to, the risks described below and elsewhere in this report, particularly in “Forward-Looking Statements.” The following is not intended to be a complete discussion of all potential risks or uncertainties, as it is not possible to predict or identify all risk factors. The risk factors set forth below are also set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.  Except for the deletion of the risk factor entitled "If we fail to meet the continued listing requirements of the Nasdaq Stock Market, our stock could be delisted," there have been no material changes made.

We have incurred operating losses and may not be profitable in the future; our plans to maintain and increase liquidity may not be successful.

We incurred net losses of $8.9 million; $15.4 million and $12.6 million for the years ended March 31, 2006, 2005 and 2004, respectively, and generated negative cash flows from operations of $11.7 million, $7.5 million and $3.2 million in these respective years. We have raised approximately $18.4 million from the sale of stock and warrants to institutional investors in fiscal year 2006. Management believes that these proceeds, combined with a projected increase in sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through Fiscal Year 2007. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all. Failure to raise additional funds may adversely affect our ability to achieve our intended business objectives.

The exercise of outstanding warrants, options and other rights to obtain additional shares will dilute the value of our shares of common stock and could cause the price of our shares of common stock to decline.

As of June 30, 2006, there were 7,039,173 shares of our common stock issued and outstanding and there were 2,040,675 shares of common stock reserved for issuance under our equity incentive and stock purchase plans.

As of June 30, 2006, there were warrants, stock options and restricted stock awards outstanding for approximately 2,342,817 shares of our common stock on a post reverse split basis.

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

To the extent our stockholders and the other holders of our warrants and options exercise such securities and then sell the shares of our common stock they receive upon exercise, our stock price may decrease due to the additional amount of shares available in the market. The subsequent sales of these shares could encourage short sales by our security holders and others, which could place further downward pressure on our stock price. Moreover, holders of these warrants and options may hedge their positions in our common stock by shorting our common stock, which could further adversely affect our stock price.

The semiconductor industry is cyclical and may experience periodic downturns that may negatively affect customer demand for our products and result in losses such as those experienced in the past.

Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have had a detrimental effect on the semiconductor industry’s demand for semiconductor capital equipment, including etch and deposition systems manufactured by us. Despite a moderate recovery in the industry, we have continued to implement a cost containment program and have completed a corporate-wide restructuring to preserve our cash. However, the need for continued investment in research and development, possible capital equipment requirements and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to any future downturns. As a result, we may continue to experience operating losses such as those we have experienced in the past, which could materially adversely affect us.

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

We have designed our advanced etch and deposition products for customer applications in emerging new films, polysilicon and metal which we believe to be the leading edge of critical applications for the production of advanced semiconductor and other microelectronic devices. Revenues from the sale of our advanced etch and deposition systems accounted for 69%, 30% and 40% of total revenues in fiscal 2006, 2005 and 2004, respectively. Our advanced systems are currently being used primarily for research and development activities or low volume production. For our advanced systems to achieve full market adoption, our customers must utilize these systems for volume production. We cannot assure you that the market for devices incorporating emerging films, polysilicon or metal will develop as quickly or to the degree we expect. If our advanced systems do not achieve significant sales or volume production due to a lack of customer adoption, our business, financial condition, results of operations and cash flows will be materially adversely affected.

Our customers are concentrated and therefore the loss of a significant customer may harm our business.

The composition of our top five customers has changed from year to year, but net system sales to our top five customers in each of fiscal 2006, 2005, and 2004 accounted for 68.9%, 80.0% and 84.8%, respectively, of our total net system sales. ST Microelectronics accounted for 54.3% of our total revenue in fiscal 2006. Fujitsu, Western Digital, and RF Micro Devices accounted for 38.2%, 12.8% and 10.1% respectively, of our net system sales in fiscal year 2005. Intel, Fuji Film, and Matsushita accounted for 31.4%, 22.9% and 12.6% respectively, of our net system sales in 2004. ST Microelectronics accounted for 47% of total revenue in the quarter ended June 30, 2006. Other than these customers, no single customer represented more than 10% of our total revenue in fiscal 2006, 2005, and 2004. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, may have a material adverse effect on us.

Our quarterly operating results may continue to fluctuate.

Our revenue and operating results have fluctuated and are likely to continue to fluctuate significantly from quarter to quarter, and we cannot assure you that we will achieve profitability in the future.

Our 900 series etch systems typically sell for prices ranging between $250,000 and $600,000, while prices of our 6500 series critical etch systems and our Endeavor deposition system typically range between $1,500,000 and $3,000,000. To the extent we are successful in selling our 6500 and Endeavor series systems, the sale of a small number of these systems will probably account for a substantial portion of revenue in future quarters, and a transaction for a single system could have a substantial impact on revenue and gross margin for a given quarter.

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

Because technology changes rapidly, we may not be able to introduce our products in a timely manner.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Additionally, patent applications that we may file may not be issued and foreign intellectual property laws may not protect our intellectual property rights. There is also a risk that patents licensed by or issued to us will be challenged, invalidated or circumvented and that the rights granted there under will not provide competitive advantages to us. Furthermore, others may independently develop similar systems, duplicate our systems or design around the patents licensed by or issued to us.

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

We generally attempt to offset a portion of our U.S. dollar denominated balance sheet exposures subject to foreign exchange rate re-measurement by purchasing forward currency contracts for future delivery. We cannot assure you that our future results of operations and cash flows will not be adversely affected by foreign currency fluctuations. In addition, the laws of certain countries in which our products are sold may not provide our products and intellectual property rights with the same degree of protection as the laws of the United States.

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

We are subject to a variety of governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. We believe that we are currently in compliance in all material respects with these regulations and that we have obtained all necessary environmental permits generally relating to the discharge of hazardous wastes to conduct our business. Nevertheless, our failure to comply with present or future regulations could result in additional or corrective operating costs, suspension of production, and alteration of our manufacturing processes or cessation of our operations.

Item 6. Exhibits
(a) Exhibits

10.1	Eighth Amended and Restated 1998 Equity Participation Plan
10.2	Fifth Amended and Restated Outside Directors Plan
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEGAL CORPORATION (Registrant)

Date: August 14 , 2006	By:	/s/ CHRISTINE HERGENROTHER
Christine Hergenrother
Chief Financial Officer