Form 10-Q
period 2006-09-30
TEGAL CORP /DE/
filed 2006-11-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________
FORM 10-Q
________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 13, 2006 there were 7,072,289 shares of our common stock outstanding. The number of shares outstanding reflects a 1 to 12 reverse stock split effected by the Registrant on July 25, 2006.

TEGAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2006 and March 31, 2006	3
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and September 30, 2005	4
	Condensed Consolidated Statements of Cash Flows as of September 30, 2006 and September 30, 2005	5

	Notes to Condensed Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
	OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4.	CONTROLS AND PROCEDURES	21

	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	21
ITEM 1A.	RISK FACTORS	22
ITEM 6.	EXHIBITS	22
SIGNATURES		22

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

	September 30	March 31
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$10,465	$13,787
Accounts receivable, net of allowances for sales returns and doubtful accounts of $506 and $205 at September 30, 2006, and March 31, 2006, respectively	4,412	5,265
Inventories, net	7,780	7,700
Prepaid expenses and other current assets	1,643	1,270
Total current assets	24,300	28,022
Property and equipment, net	1,088	1,849
Intangible assets, net	1,317	1,474
Other assets	143	146
Total assets	$26,848	$31,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and bank lines of credit	$25	$27
Accounts payable	2,263	2,458
Accrued product warranty	799	506
Deferred revenue	551	477
Accrued expenses and other current liabilities	1,987	1,975
Total current liabilities	5,625	5,443
Long-term portion of capital lease obligations	—	2
Other long term obligations	2	6
Total long term liabilities	2	8
Total liabilities	5,627	5,451

Stockholders’ equity:
Preferred stock; $ 0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $ 0.01 par value; 200,000,000 shares authorized; 7,055,623 and 7,021,088 shares issued and outstanding at September 30, 2006 and March 31, 2006 respectively	71	70
Restricted Share Units	422	810
Additional paid-in capital	120,822	119,782
Accumulated other comprehensive income	143	532
Accumulated deficit	(100,237)	(95,154)
Total stockholders’ equity	21,221	26,040
Total liabilities and stockholders’ equity	$26,848	$31,491

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenue	$5,113	$6,406	$11,689	$9,458
Cost of revenue	2,713	3,963	6,791	6,340
Gross profit (loss)	2,400	2,443	4,898	3,118
Operating expenses:
Research and development	1,066	1,211	2,062	2,387
Sales and marketing	964	757	2,008	1,401
General and administrative	3,485	3,398	5,787	4,638
Total operating expenses	5,515	5,366	9,857	8,426
Operating loss	(3,115)	(2,923)	(4,959)	(5,308)
Other income (expense), net	(166)	242	(124)	120
Net loss	$(3,281)	$(2,681)	$(5,083)	$(5,188)
Net loss per share, basic and diluted	$(0.47)	$(0.51)	$(0.72)	$(1.13)
Shares used in per share computation:
Basic	7,045	5,227	7,029	4,608
Diluted	7,045	5,227	7,029	4,608

Note: Shares used in per share computation for Basic and Diluted reflect a 1 to12 reverse stock split effected by the Company on July 25, 2006

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,083)	$(5,188)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	448	678
Stock Compensation Expense	463	1,004
Fair value of warrants issued for services rendered	48	792
Provision for doubtful accounts and sales return allowances	302	(450)
Excess and obsolete inventory provision	(2,142)	--
Non-cash valuation of marked to market investor warrants	--	(326)
Changes in operating assets and liabilities:
Accounts receivables	465	(2,788)
Inventories	1,738	(769)
Prepaid expenses and other assets	(312)	(398)
Accounts payable	(203)	(489)
Accrued expenses and other liabilities	(7)	277
Accrued product warranty	284	77
Loss on disposal of property and equipment	657	--
Deferred revenue	74	312
Net cash used in operating activities	(3,268)	(7,268)

Cash flows used in investing activities:
Purchases of property and equipment	(185)	(138)
Net cash used in investing activities:	(185)	(138)

Cash flows provided by financing activities:
Net proceeds from issuance of common stock	143	18,657
Borrowings under lines of credit	2	44
Repayment of borrowings under lines of credit	--	(157)
Payments on capital lease financing	(2)	(6)
Net cash provided by financing activities	143	18,538
Effect of exchange rates on cash and cash equivalents	(12)	(24)
Net increase (decrease) in cash and cash equivalents	(3,322)	11,108
Cash and cash equivalents at beginning of period	13,787	7,093
Cash and cash equivalents at end of period	$10,465	$18,201

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share data)

1. Basis of Presentation:

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2006 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of results to be expected for the entire year.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $5,083 and $5,188 for the six months ended September 30, 2006 and 2005, respectively. The Company generated negative cash flows from operations of $3,268 and $7,268 for the period ended September 30, 2006 and 2005, respectively. During the fiscal 2006 the Company raised a net of $18,384 through a private investment placement of equity. Management believes that these proceeds, combined with projected sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal 2007. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company’s ability to achieve its intended business objectives may be adversely affected. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

During the three months ending September 30, 2006 three (3) customers accounted for 49% of total revenue. During the three months ending September 30, 2005 two (2) customers accounted for 78% of total revenue. During the six months ending September 30, 2006 and September 30, 2005, three (3) customers accounted for 53% and two (2) customers accounted for 69% of total revenue respectively.

As of September 30, 2006 four (4) customers accounted for 54% of outstanding accounts receivable balance. As of September 30, 2005 one (1) customer accounted for 69% of outstanding accounts receivable balance.

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

Prior to April 1, 2006 we accounted for these stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” or APB 25, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock Based Compensation,” or SFAS 123. With the exception of grants of restricted stock awards, we generally recorded no stock-based compensation expense during periods prior to April 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25. In accordance with SFAS 123 and SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” appearing later in this Note we disclose our net loss and net loss per share for the quarter and six (6) months ended September 30, 2005 as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans.

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R “Accounting for Stock Based Compensation”, using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the three and six months ended September 30, 2006 was $233 and $463 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006. Results in prior periods have not been restated.

Total compensation expense for the period ended September 30, 2006 was $463, for the three months ended September 30, 2006, the compensation expense was $233. The total compensation expense related to non-vested awards not yet recognized is $1,010. The weighted average period for which it is expected to be recognized is 2 years.

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

The following assumptions are included in the estimated grant date fair value calculations for the Company’s stock option awards and Employee Qualified Stock Purchase Plan (“ESPP”):

	September 30, 2006	September 30, 2005

Expected life (years):
Stock options	4.0	4.0
ESPP	0.5	0.5
Volatility:
Stock options	55%	60%
ESPP	55%	60%
Risk-free interest rate	4.85%	3.52%
Dividend yield	0.00%	0%

During the period ended September 30, 2006, there were 16,664 stock option grants.

The following table illustrates on a post reverse stock split basis, the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Three Months September 30	Six Months September 30
	2005	2005
Net loss as reported	$(2,681)	$(5,188)
Add: Stock-based employee compensation expense included in Reported net loss	1,004	1,004
Deduct: Total stock-based employee compensation expense Determined under fair value method for all awards	(1,533)	(2,084)
Proforma net loss	$(3,210)	$(6,268)
Basic net loss per share:
As reported	$(0.51)	$(1.13)
Proforma	$(0.61)	$(1.36)

The disclosure provisions of SFAS No. 123R and SFAS No. 148 require judgments by management as to the estimated lives of the outstanding options. Management has based the estimated life of the options on historical option exercise patterns. If the estimated life of the options increases, the valuation of the options will increase as well.

Stock Options & Warrants

A summary of stock option and warrant activity during the quarter ended September 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
BEGINNING OUTSTANDING	2,280,208	$13.54229
GRANTED
Price < Market Value	0	$0.00000
Price = Market Value	16,664	$4,68000
Price > Market Value	0	$0.00000
Total	16,664	$4,68000
EXERCISED		$0.00000
CANCELLED
Forfeited	(2,777)	$8.28000
Expired	(21,464)	$20.65380
Total	(24,241)	$19.23628

ENDING OUTSTANDING	2,272,631	$13.41657	4.88	$0.00
ENDING VESTED + EXPECTED TO VEST	2,260,911	$13.42443	0.09	$0.00
ENDING EXERCISABLE	2,092,357	$13.61673	4.69	$0.00

The aggregate intrinsic value of options and warrants outstanding at September 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of September 30, 2006.

The following table summarizes information with respect to stock options and warrants outstanding as of September 30, 2006:

Range of Exercise Prices		Number Outstanding As of September 30, 2006	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable As of September 30, 2006	Weighted Average Exercise Price As of September 30, 2006
$4.20	$7.08	228,412	5.34	$6.05	176,192	$5.95
7.20	9.60	147,632	8.38	8.31	101,107	8.32
12.00	12.00	1,284,990	3.93	12.00	1,284,990	12.00
12.36	12.96	242,335	7.26	12.43	196,783	12.43
13.20	25.68	236,044	6.84	16.74	200,067	16.17
27.00	82.56	124,476	1.41	37.38	124,476	37.38
92.26	92.26	416	3.44	92.25	416	92.26
92.52	92.52	4,165	3.38	92.52	4,165	92.52
99.00	99.00	2,498	3.49	99.00	2,498	99.00
105.00	105.00	1,663	2.23	105.00	1,663	105.00

$4.20	$105.00	2,272,631	4.88	$13.42	2,092,357	$13.61673

Restricted Stock Units

The following table summarizes our restricted stock award activity for the period ended September 30, 2006:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Balance, June 30, 2006	62,500	$9.82
Granted	—	—
Vested	16,666	—
Forfeited	—	—
Released	(33,333)	$9.96
Balance, September 30,2006	45,833	$9.68

Unvested restricted stock at September 30, 2006

As of September 30, 2006, there was $51 of total unrecognized compensation cost related to restricted stock which is expected to be recognized during the current fiscal year. As of September 30, 2006, there were a total of 6,250 restricted shares subject to performance conditions that will result in forfeiture if the conditions are not realized.

2. Inventories:

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, direct labor and manufacturing overhead costs.

The estimate of the effect of excess and obsolescence on the carrying values of our inventories is based upon projected future demand and market conditions. A provision has been established for related inventories in excess of production demand. Should actual production demand differ from estimates, additional inventory write-downs may be required. The status of this reserve is reviewed on an on-going basis, any excess and obsolete provision is released only if and when the related inventory is sold or scrapped. During the six months ending September 30, 2006 the reserve was reduced by $2,594, the Company sold or scrapped previously reserved inventory of $2,255 and adjusted the reserve balance for a change in manufacturing overhead related to improved plant efficiencies by $339. The reserve balance at September 2006 is $4,542. At March of 2006 the reserve was at $7,136.

Inventories for the periods presented consisted of:

	September 30 2006	March 31 2006
Raw materials	$704	$1,692
Work in progress	5,324	4,173
Finished goods and spares	1,752	1,835
	$7,780	$7,700

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

Warranty activity for the three and six month periods ended September 30, 2006 and 2005 was:

	Warranty Activity for the Three Months Ended September 30,		Warranty Activity for the Six Months Ended September 30,
	2006	2005	2006	2005
Balance at the beginning of the period	$668	$238	$723	$252
Additional warranty accruals for warranties issued during the period	247	166	498	211
Settlements made during the period	(116)	(89)	(422)	(148)
Balance at the end of the period	$799	$315	$799	$315

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

4. Net Loss per Common Share:

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.
The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005

Net loss applicable to common stockholders	$(3,281)	$(5,083)	$(2,681)	$(5,188)
Basic and diluted:
Weighted-average common shares outstanding (adjusted to reflect 1 to 12 reverse stock split)	7,045	7,029	5,227	4,608
Weighted-average common shares used in computing basic and diluted net loss per common share	7,045	7,029	5,227	4,608
Basic and diluted net loss per common share	$(0.47)	$(0.72)	$(0.51)	$(1.13)

Outstanding options, warrants and restricted stock equivalent of 2,318,464 and 2,410,092 shares of common stock at a weighted-average exercise price of $13.54 and $15.04 per share on September 30, 2006 and 2005 respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could potentially dilute earnings per share in future periods.

5. Stock-Based Transactions:

Issuance of Warrants to Consultants

The Company is party to a contract with certain consultants pursuant to which the Company will issue warrants on a monthly basis in lieu of cash payments through January 2008, depending upon the continuation of the contract and the achievement of certain performance goals. The maximum number of warrants to be issued under these agreements is 33,333 shares. During the three months ended September 30, 2006, and September 30, 2005, 4,165 and 7,083 warrants respectively, were granted to be purchased valued at $13 and $53 respectively. During the six months ended September 30, 2006 and September 30, 2005, 10,832 and 14,167 shares valued at $47 and $137 respectively. These values were calculated using the Black-Scholes model with an exercise price at the market value on the day of the grant. The life of the warrants is five and seven years with an interest rate of 4.51% and volatility of 118% and 115% respectively. None of these warrants have been exercised as of September 30, 2006.

6. Lines of Credit:

As of September 30, 2006, our Japanese subsidiary had $20 outstanding under its lines of credit which is collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The credit line has a total borrowing capacity of 150 million yen (approximately $1,271 at exchange rates prevailing on September 30, 2006), which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The Japanese bank line bears interest at Japanese prime (1.625% as of September 30, 2006) plus 0.875%.

Notes payable as of September 30, 2006 consisted of capital lease obligations on fixed assets totaling $7.

7. Legal Proceedings

Sputtered Films Inc. v. Advanced Modular Sputtering , et al., filed in Santa Barbara County Superior Court.

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

On November 13, 2006, following commencement of the trial, all the parties in the litigation agreed on terms of a settlement, which was filed with the court. The settlement terms provide for a payment to the Company of approximately $13 million, net of fees and certain expenses associated with the litigation. The settlement also calls for the transfer of assets related to PVD technology from AMS to SFI and the dissolution of AMS as of March 1, 2007. The Avago Cross-Complaint was also dismissed as part of the settlement.

8. Geographical Information

Tegal operates in one segment for the manufacture, marketing and servicing of integrated circuit fabrication equipment. In accordance with SFAS No. 131 (SFAS 131) “Disclosures about Segments of an Enterprise and Related Information,” Tegal’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. All material operating units qualify for aggregation under SFAS 131 due to their identical customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since Tegal operates in one segment and in one group of similar products and services, all financial segment and product line information required by SFAS 131 can be found in the condensed consolidated financial statements.

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

	Revenue for the Three Months Ended September 30,		Revenue for the Six Months Ended September 30,
	2006	2005	2006	2005
Sales to customers located in:
United States	$1,414	$1,416	$3,762	$1,743
Asia, excluding Japan	1,737	199	4,612	339
Japan	1,152	500	1,676	1,078
Europe	810	4,291	1,639	6,298
Total sales	$5,113	$6,406	$11,689	$9,458

	Long-lived Assets as of September 30,
	2006	2005
Long-lived assets at period-end:
United States	$2,461	$4,573
Europe	13	12
Japan	9	9
Asia, excluding Japan	0	4
Total long-lived assets	$2,483	$4,598

9. Comprehensive Income (Loss):

The components of comprehensive loss for the three and six months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(2,901)	$(2,681)	$(4,703)	$(5,188)
Foreign currency translation adjustment	(50)	219	(389)	393
Total comprehensive loss	$(2,951)	$(2,462)	$(5,092)	$(4,795)

10. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), an amendment of FASB Statements No. 133 and 140. SFAS 155 will be effective for the Company beginning in the first quarter of 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is assessing the impact of the adoption of SFAS 155.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. The scope of EITF Issue No. 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. Gross versus net income statement classification of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, “Accounting Changes and Error Corrections”. The following disclosures will be required for taxes within the scope of this issue that are significant in amount: (1) the accounting policy elected for these taxes and (2) the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis for all periods presented. The EITF Issue No. 06-3 ratified consensus is effective for interim and annual periods beginning after December 15, 2006. We do not expect the adoption of EITF Issue No. 06-3 to have a material impact on our Condensed Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions”. An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109“Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS 157 as of January 1, 2008. The Company is assessing the impact of the adoption of SFAS 157.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two approaches commonly used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our consolidated financial position, results of operations and liquidity.

11.   Subsequent Events

On November 13, 2006, Sputtered Films, Inc. ("SFI"), a wholly owned subsidiary of the Company, agreed to the terms of a settlement of its trade secrets case against Sergey Mishin, Advanced Modular Sputtering (AMS), Agilent Technologies, Inc., Avago Technologies U.S., Inc., Avago Technologies Wireless (U.S.A) Manufacturing, Inc. and other defendants. All the parties in the litigation agreed on the terms of a settlement, which was filed with the Santa Barbara County Superior Court. The settlement terms provide for a payment to the Company of approximately $13 million, net of fees and certain expenses associated with the litigation. The settlement also calls for the transfer of assets related to PVD technology from AMS to SFI and the dissolution of AMS as of March 1, 2007. The Avago Cross-Complaint was also dismissed as part of the settlement.

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

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory, warranty obligations, purchase order commitments, bad debts, income taxes, intangible assets, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

Accounting for Stock-Based Compensation

Prior to April 1, 2006, we accounted for stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees,” or APB25, and related Interpretations, as permitted by SFAS No.123, “Accounting for Stock-Based Compensation”, or SFAS No.123. With the exception of certain warrants granted and grants of restricted stock awards, we generally, recorded no stock-based compensation expenses during periods prior to April 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plan as it qualified as a non-compensatory plan following the guidance provided by APB25. In accordance with SFAS123 and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, we disclosed our net loss per share as if we had applied the fair value based method in measuring compensation expense for our stock-based compensation programs. Under SFAS 123, we elected to calculate our compensation expense by applying the Black-Scholes valuation method,

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No.123R “Accounting for Stock-Based Compensation”, using the modified prospective transition method. Under that method, compensation expense that we recognized for the three months ended September 30, 2006 included: (a) compensation expense for all share-based payment granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or modified after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS123R, we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards granted.

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

Inventories

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market condition. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required, as was the case in the current quarter and the fourth quarter of fiscal 2006. Any excess and obsolete provision is released only if and when the related inventories is sold or scrapped. The inventory provision balance at September 30, 2006 and March 31, 2006 was $4,542 and $7,136, respectively. The inventory provision expense for the period ended September 30, 2006 and March 31, 2006 was $(2,142) and $(1,146), respectively.

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

Results of Operations

The following table sets forth certain financial items as a percentage of revenue for the three and six months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	53.1	61.9	58.1	67.0
Gross profit	46.9	38.1	41.9	33.0
Operating expenses:
Research and development	20.8	18.9	17.6	25.3
Sales and marketing	18.9	11.8	17.2	14.8
General and administrative	68.2	53.0	49.5	49.0
Total operating expenses	107.9	83.7	84.3	89.1
Operating (Loss)	(61.0)	(45.6)	(42.4)	(56.1)
Other expense (Income)	(3.0)	(1.3)	(1.1)	(2.2)
Net loss	(64.0%)	(46.9%)	(43.5%)	(58.3%)

The following table sets forth certain financial items for the three and six month periods ended September 30, 2006.

	Three Months ended September 30,		Six Months ended September 30,
	2006	2005	2006	2005
Revenue	$5,113	$6,406	$11,689	$9,458
Cost of revenue	2,713	3,963	6,791	6,340
Gross profit	2,400	2,443	4,898	3,118
Operating expenses:
Research and development	1,066	1,211	2,062	2,387
Sales and marketing	964	757	2,008	1,401
General and administrative	3,485	3,398	5,787	4,638
Total operating expenses	5,515	5,366	9,857	8,426
Operating Profit (loss)	(3,115)	(2,923)	(4,959)	(5,308)
Non-operating expenses	(166)	242	(124)	120
Net income (loss)	$(3,281)	$(2,681)	$(5,083)	$(5,188)
Earnings per share	(0.47)	(0.51)	(0.72)	(1.13)
Number of shares outstanding
Basic	7,045	5,227	7,029	4,608
Diluted	7,045	5,227	7,029	4,608

Revenue

 The changes in revenue for the three and six months ended September 30, 2006 was principally due to the product mix of systems sold during the period.

International sales as a percentage of the Company’s revenue for the three and six months ended September 30, 2006 were 68% and 74%, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

Gross profit (loss)

 Gross profit as a percentage to revenue for the six months ended September 30, 2006 increased to 42% compared to 33% for the same period last year. During the three months ended September 30, 2006 gross profit as a percentage to revenue was 47% an increase from the 38% for the same period last year. The increase in gross profit as a percentage to revenue is due to the successful reductions in manufacturing overhead and favorable product mix.

Research and Development

 Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Spending has been consistent in total dollars, $1,066 for the three months and $2,062 for the six months ending September 30, 2006. Prior year spending was $1,211 and $2,387 respectively.

Sales and Marketing

 Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing spending for the three and six months ended September 30, 2006 was $964 and $2,008, respectively. This increase over the prior year periods of $757 and $1,401 respectively represents increased efforts that are being placed on increasing world wide sales.

General and Administrative

General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company.  The $87 increase over the prior year’s three month period and the $1,149 over the prior year’s six month period were primarily due to the legal fees relating directly to the litigation against AMS, Agilent, and Avago Technologies. Other factors to the increase relate to a one time lease termination expense of $500 for the reduction of space in the Petaluma facility and the costs associated with moving portions of the operations to San Jose.

Other income (expense), net

 Other income (expense), net consists principally of, interest income, interest expense, other income, (expense), gains and losses on the disposal of fixed assets, and gains and losses on foreign exchange. We recorded net non-operating expense of $124 for the six months and $166 for the three months ending September 2006. The major component of these expenses was the loss on the disposal of fixed assets.

Contractual obligation

The following summarizes our contractual obligations at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Non-cancelable capital lease obligations	$7	$7	$0	$0	$0
Non-cancelable operating lease obligations	1,404	675	654	75	0
Notes payable and bank lines of credit	56	54	2	0	0
Total contractual cash obligations	$1 ,467	$736	$656	$75	$0

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

Liquidity and Capital Resources

For the six month period ended September 30, 2006, we financed our operations through the use of outstanding cash balances, borrowings against our credit facilities in Japan and net proceeds from the 2005 PIPE.

As of September 30, 2006, our Japanese subsidiary had $20 outstanding under its lines of credit which is collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The credit line has a total borrowing capacity of 150 million yen (approximately $1,271 at exchange rates prevailing on September 30, 2006), which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The Japanese bank line bears interest at Japanese prime (1.625% as of September 30, 2006) plus 0.875%.

Notes payable as of September 30, 2006 consisted of capital lease obligations on fixed assets totaling $7.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $3,281 and $5,083 and $2,681 and $5,188 for the three and six months ended September 30, 2006 and 2005, respectively. We generated negative cash flows from operations of $3,268 and $7,268 for the period ended September 30, 2006 and September 30, 2005, respectively. During the prior fiscal year 2006, we raised a net of $18,161 through the 2005 PIPE. Management believes that these proceeds, combined with projected sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal 2007. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, our ability to achieve our intended business objectives may be adversely affected. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash equivalents are principally comprised of money market accounts. As of September 30, 2006, we had cash and cash equivalents of $10,465. These accounts are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure.

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

At September 30, 2006, the Company had forward exchange contracts maturing at various dates to exchange 64,947 yen into $586.

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

(b) Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting

PART II — OTHER INFORMATION

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

On November 13, 2006, following commencement of the trial, all the parties in the litigation agreed on terms of a settlement, which was filed with the court. The settlement terms provide for a payment to the Company of approximately $13 million, net of fees and certain expenses associated with the litigation. The settlement also calls for the transfer of assets related to PVD technology from AMS to SFI and the dissolution of AMS as of March 1, 2007. The Avago Cross-Complaint was also dismissed as part of the settlement.

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

We incurred net losses of $8.9 million; $15.4 million and $12.6 million for the years ended March 31, 2006, 2005 and 2004, respectively, and generated negative cash flows from operations of $11.7 million, $7.5 million and $3.2 million in these respective years. . If the projected sales do not materialize, we will need to reduce expenses further and raise capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all. Failure to raise additional funds may adversely affect our ability to achieve our intended business objectives.

The exercise of outstanding warrants, options and other rights to obtain additional shares will dilute the value of our shares of common stock and could cause the price of our shares of common stock to decline.

As of September 30, 2006, there were 7,055,623 shares of our common stock issued and outstanding.

As of September 30, 2006, there were warrants, stock options and restricted stock awards outstanding for approximately 2,318,464 shares of our common stock and there were 1,918,221 shares of common stock reserved for issuance under our equity incentive and stock purchase plans.

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

The composition of our top five customers has changed from year to year, but net system sales to our top five customers in each of fiscal 2006, 2005, and 2004 accounted for 68.9%, 80.0% and 84.8%, respectively, of our total net system sales. ST Microelectronics accounted for 54.3% of our total revenue in fiscal 2006. Fujitsu, Western Digital, and RF Micro Devices accounted for 38.2%, 12.8% and 10.1% respectively, of our net system sales in fiscal year 2005. Intel, Fuji Film, and Matsushita accounted for 31.4%, 22.9% and 12.6% respectively, of our net system sales in 2004. ST Microelectronics accounted for 47% of total revenue in the quarter ended September 30, 2006. Other than these customers, no single customer represented more than 10% of our total revenue in fiscal 2006, 2005, and 2004. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, may have a material adverse effect on us.

Our quarterly operating results may continue to fluctuate.

Our revenue and operating results have fluctuated and are likely to continue to fluctuate significantly from quarter to quarter, and we cannot assure you that we will achieve profitability in the future.

Our 900 series etch systems typically sell for prices ranging between $250,000 and $600,000, while prices of our 6500 series critical etch systems and our Endeavor deposition systems typically range between $1,500,000 and $3,000,000. To the extent we are successful in selling our 6500 and Endeavor series systems, the sale of a small number of these systems will probably account for a substantial portion of revenue in future quarters, and a transaction for a single system could have a substantial impact on revenue and gross margin for a given quarter.

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

Litigation could result in substantial cost and diversion of effort by us, which by itself could have a detrimental effect on our financial condition, operating results and cash flows. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, and require us to seek licenses from third parties or prevent us from manufacturing or selling our systems. In addition, licenses under third parties’ intellectual property rights may not be available on reasonable terms, if at all.

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

Item 4. Submission of Matters to a Vote of Security Holders

On July 21, 2006, the Company held its annual meeting of the stockholders. There were present at the meeting, in person or by proxy, the holders of 78,027,980 shares of common stock of the Company, representing 92.61% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote. All shares are presented on a pre-reverse stock split basis.

The following individuals were re-elected to the board of directors:

	Votes for	Votes Withheld

Edward A. Dohring	74,169,000	3,858,980
Jeffrey M. Krauss	74,173,970	3,854,010
Brad Mattson	74,222,650	3,805,330
H. Duane Wadsworth	74,090,024	3,937,956
Ralph S. Martin	74,207,070	3,820,910

To approve a series of amendments to our Certificate of Incorporation to effect a reverse stock split of our common stock, whereby each outstanding 8 or 12 shares would be combined into one share and to grant authorization to the Board of Directors to determine, at its discretion, the timing and the actual ratio of the reverse stock split; was approved by the stockholders as follows:

For	74,226,512
Against	5,672,299
Abstain	133,662
Broker Non Vote	39,987,396

To approve our Eighth Amended and Restated 1998 Equity Participation Plan pursuant to which the plan will be amended to allow for the repricing of issued but unexercised stock options and awards held by employees and consultants; was approved by stockholders as follows:

For	32,234,623
Against	5,672,299
Abstain	133,662
Broker Non Vote	39,987,396

To ratify the appointment of Moss Adams LLP as our Independent Registered Public Accounting Firm for the fiscal year ending March 31, 2007; was approved by stockholders as follows:

For	75,808,068
Against	679,817
Abstain	1,540,095

To transact such other business as may properly come before the meeting or any adjournment or postponement of the meeting.

For	71,029,607
Against	5,010,227
Abstain	1,988,146

Item 6. Exhibits
(a) Exhibits
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEGAL CORPORATION (Registrant)

/s/ CHRISTINE HERGENROTHER
Christine Hergenrother Chief Financial Officer
Dated: November 14 , 2006