Form 10-Q
period 2007-02-13
TEGAL CORP /DE/
filed 2007-02-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q

________________

                                                                                     (Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2006

or

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ] No [X]

As of February 13, 2007 there were 7,106,867 shares of our common stock outstanding. The number of shares outstanding reflects a 1-for-12 reverse stock split effected by the Registrant on July 25, 2006.

TEGAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
	PART I. FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
	Condensed Consolidated Balance Sheets as of December 31, 2006 and March 31, 2006	3
	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2006 and December 31, 2005	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2006 and December 31, 2005	5

	Notes to Condensed Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
	OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4.	CONTROLS AND PROCEDURES	21
	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	22
ITEM 1A.	RISK FACTORS	22
ITEM 6.	EXHIBITS	27
SIGNATURES		27

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 31,	March 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$29,502	$13,787
Accounts receivable, net of allowances for sales returns and doubtful accounts of $464 and $205 at December 31, 2006, and March 31, 2006, respectively	2,265	5,265
Inventories, net	5,886	7,700
Prepaid expenses and other current assets	1,211	1,270
Total current assets	38,864	28,022
Property and equipment, net	1,033	1,849
Intangible assets, net	1,238	1,474
Other assets	-146	146
Total assets	$41,281	$31,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and bank lines of credit	$37	$27
Accounts payable	2,271	2,458
Accrued product warranty	852	506
Deferred revenue	794	477
Litigation suspense	19,500	—
Accrued expenses and other current liabilities	1,909	1,975
Total current liabilities	25,363	5,443
Long-term portion of capital lease obligations	—	2
Other long term obligations	—	6
Total long term liabilities	—	8
Total liabilities	-- 25,363	- 5,451

Stockholders’ equity:
Preferred stock; $ 0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $ 0.01 par value; 200,000,000 shares authorized; 7,106,867 and 7,021,088 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively	71	70
Restricted share units	281	1,034
Additional paid-in capital	121,787	119,558
Accumulated other comprehensive income	142	532
Accumulated deficit	(106,363)	(95,154)
Total stockholders’ equity	15,918	26,040
Total liabilities and stockholders’ equity	$41,281	$31,491

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months December 31,		Nine Months December 31,
	2006	2005	2006	2005
Revenue	$4,377	$6,246	$16,066	$15,704
Cost of revenue	5,703	4,565	12,494	10,905
Gross profit (loss)	(1,326)	1,681	3,572	4,799
Operating expenses:
Research and development	1,077	1,039	3,139	3,426
Sales and marketing	949	694	2,957	2,095
General and administrative	3,063	1,128	8,850	5,766
Total operating expenses	5,089	2,861	14,946	11,287
Operating loss	(6,415)	(1,180)	(11,374)	(6,488)
Other income (expense), net	290	(724)	166	(604)
Net loss	$(6,125)	$(1,904)	$(11,208)	$(7,092)
Net loss per share, basic and diluted	$(0.86)	$(0.27)	$(1.59)	$(1.35)
Shares used in per share computation:
Basic	7,082	6,995	7,044	5,261
Diluted	7,082	6,995	7,044	5,261

Note: Shares used in per share computation for basic and diluted reflect a 1-for-12 reverse stock split effected by the Company on July 25, 2006

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(11,208)	$(7,092)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	639	950
Stock compensation expense	1,269	—
Fair value of warrants issued for services rendered	61	1,837
Stock distribution	148	—
Provision for doubtful accounts and sales return allowances	259	(323)
Loss on disposal of property and equipment	657	128
Excess and obsolete inventory provision	(2,572)	—
Non-cash valuation of marked to market investor warrants	—	436
Changes in operating assets and liabilities:
Accounts receivables	2,619	(3,506)
Inventories	4,193	(1,384)
Prepaid expenses and other assets	56	(1,834)
Accounts payable	(193)	(145)
Accrued expenses and other liabilities	(82)	(269)
Accrued product warranty	340	159
Litigation suspense	19,500	—
Deferred revenue	317	706
Net cash provided by operating activities	16,003	(10,337)

Cash flows used in investing activities:
Purchases of property and equipment	(244)	(211)
Net cash used in investing activities:	(244)	(211)

Cash flows provided by financing activities:
Net proceeds from issuance of common stock	—	18,627
Borrowings under lines of credit	12	53
Repayment of borrowings under lines of credit	—	(181)
Payments on capital lease financing	(2)	(9)
Net cash provided by financing activities	10	18,490
Effect of exchange rates on cash and cash equivalents	(54)	76
Net increase in cash and cash equivalents	15,715	8,018
Cash and cash equivalents at beginning of period	13,787	7,093
Cash and cash equivalents at end of period	$29,502	$15,111

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share data)

1. Basis of Presentation:

In the opinion of management of Tegal Corporation, a Delaware corporation (the “Company”), the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2006 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of results to be expected for the entire year.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net (loss) of $(11,208) and $(7,092) for the nine months ended December 31, 2006 and 2005, respectively. The Company generated (used) cash flows from operations of $16,003 and $(10,337) for the period ended December 31, 2006 and 2005, respectively. During the fiscal 2006 the Company raised a net of $18,384 through a private investment placement of equity. Management believes that these proceeds, combined with projected sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal 2008. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, the Company’s ability to achieve its intended business objectives may be adversely affected. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

On July 21, 2006, Tegal Corporation filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Certificate of Incorporation to affect a 1-for-12 reverse stock split of the Company’s common stock. The condensed consolidated financial statements for current and prior periods have been adjusted to reflect the change in number of shares.

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

During the three months ended December 31, 2006, one customer accounted for 65% of total revenue. During the three months ended December 31, 2005, one customer accounted for 70% of total revenue. During the nine months ended December 31, 2006, one customer accounted for 41% of total revenue. During the nine months ended December 31, 2005, one customer accounted for 55% of total revenue.

As of December 31, 2006, one customer accounted for 35% of outstanding accounts receivable balance. As of December 31, 2005, two customers accounted for 76% of outstanding accounts receivable balance.

Adoption of SFAS 123R

The Company has adopted several stock plans that provide equity instruments to the Company’s employees and non-employee directors. The Company’s plans include incentive and non-statutory stock options and restricted stock awards. Stock options generally vest ratably over a four-year period on the anniversary date of the grant, and expire ten years after the grant date. Restricted stock awards generally vest on the achievement of specific performance targets. The Company also has employee stock purchase plans that allow qualified employees to purchase Company shares at 85% of the fair market value on specified dates.

Prior to April 1, 2006 the Company accounted for these stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” or APB 25, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock Based Compensation,” or SFAS 123. With the exception of grants of restricted stock awards, the Company generally recorded no stock-based compensation expense during periods prior to April 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The Company also recorded no compensation expense in connection with the Company’s employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25. [In accordance with SFAS 123 and SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” appearing later in this Note, the Company disclosed its net loss and net loss per share for the three and nine months ended December 31, 2005 as if the Company had applied the fair value-based method in measuring compensation expense for its stock-based compensation plans.]

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Accounting for Stock Based Compensation,” using the modified prospective transition method. Under that transition method, the Company recognized compensation expense of $806 and $1,269 for the three and nine months ended December 31, 2006 , which included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, the Company recognized forfeitures as they occurred. In addition, the Company elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006. Results in prior periods have not been restated.

The total compensation expense related to non-vested awards not yet recognized is $4,215. The weighted average period for which it is expected to be recognized is 3.29 years.

Had the Company adopted SFAS No 123R during the fiscal year ended March 31, 2006, compensation expense of approximately $1,770 would have been recognized in the consolidated statements of operations for the year ended March 31, 2006.

The following assumptions are included in the estimated grant date fair value calculations for the Company’s stock option and RSU awards and Employee Qualified Stock Purchase Plan (“ESPP”):

	As of December 31, 2006	As of December 31, 2005
Expected life (years):
Stock options	4.0	4.0
ESPP	0.5	0.5
Volatility:
Stock options and RSU’s	96%	84%
ESPP	96%	84%
Risk-free interest rate	4.7%	3.9%
Dividend yield	0%	0%

During the nine months ended December 31, 2006, there were 269 stock option grants and 479 RSU grants.

The following table illustrates on a post reverse stock split basis, the effect on net (loss) and net (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation during the three and nine months ending December 31, 2006. (in thousands, except per share data):

	Three Months December 31,	Nine Months December 31,
	2005	2005
Net loss as reported	$(1,904)	$(7,092)
Add: Stock-based employee compensation expense included in Reported net income	—	—
Deduct: Total stock-based employee compensation expense Determined under fair value method for all awards	(367)	(1,447)
Pro forma net loss	$(2,271)	$(8,539)
Basic net loss per share:
As reported	$(0.27)	$(1.35)
Pro forma	$(0.73)	$(1.62)

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

The estimate of the effect of excess and obsolescence on the carrying values of our inventories is based upon projected future demand and market conditions. A provision has been established for related inventories in excess of production demand. Should actual production demand differ from estimates, additional inventory write-downs may be required. The status of this reserve is reviewed on an on-going basis, any excess and obsolete provision is released only if and when the related inventory is sold or scrapped. During the nine months ending December 31, 2006 the Company reduced the reserve by $3,024, sold or scrapped previously reserved inventory of $2,685 and adjusted the reserve balance for a change in manufacturing overhead related to improved plant efficiencies by $339. The reserve balance at December 31, 2006 was $ 4,112. At March 31, 2006, the reserve was at $7,136.

 Inventories as of December 31, 2006 and March 31, 2006 consisted of:

	December 31, 2006	March 31, 2006
Raw materials	$1,376	$1,692
Work in progress	3,198	4,173
Finished goods and spares	1,312	1,835
	$5,886	$7,700

The Company periodically analyzes any systems that are in finished goods inventory to determine if they are suitable for current customer requirements. At the present time, the Company’s policy is that, if after approximately 18 months, the Company determines that a sale will not take place within the next 12 months and the system would be useable for customer demonstrations or training, it is transferred to fixed assets. Otherwise, it is expensed.

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

Warranty activity for the three and nine months ended December 31, 2006 and 2005 was:

	Warranty Activity for the Three Months Ended December 31,		Warranty Activity for the Nine Months Ended December 31,
	2006	2006	2006	2005
Balance at the beginning of the period	$800	$315	$723	$252
Additional warranty accruals for warranties issued during the period	208	234	707	445
Settlements made during the period	(156)	(124)	(578)	(272)
Balance at the end of the period	$852	$425	$852	$425

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

4. Net Loss per Common Share:

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.
The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months ended December 31, 2006	Three Months ended December 31, 2005	Nine Months ended December 31, 2006	Nine Months ended December 31, 2005

Net loss applicable to common stockholders	$(6,125)	$(1,904)	$(11,208)	$(7,092)
Basic and diluted:
Weighted-average common shares outstanding (adjusted to reflect 1-for-12 reverse stock split)	7,082	6,995	7,044	5,261
Weighted-average common shares used in computing basic and diluted net loss per common share	7,082	6,995	7,044	5,261
Basic and diluted net loss per common share	$(0.86)	$(0.27)	$(1.59)	$(1.35)

Outstanding options, warrants and restricted stock units of 2,967,302 and 2,500,404 shares of common stock at a weighted-average exercise price of $11.40 and $15.24 per share on December 31, 2006 and 2005 respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could potentially dilute earnings per share in future periods.

5. Stock-Based Transactions:

Issuance of Warrants to Consultants

The Company is party to a contract with certain consultants pursuant to which the Company will issue warrants and restricted stock units on a monthly and quarterly basis in lieu of cash payments through January 2008, depending upon the continuation of the contract and the achievement of certain performance goals. The maximum number of shares of common stock exercisable pursuant to any warrants granted under these agreements is 53,333 shares. During the three months ended December 31, 2006, and December 31, 2005, warrants to purchase 2,500 and 7,083 shares of common stock, respectively, were granted and valued at $13 and $42, respectively. During the nine months ended December 31, 2006 and December 31, 2005, warrants to purchase 13,332 and 21,250 shares were granted and valued at $60 and $179, respectively. These values were calculated using the Black-Scholes model with an exercise price at the market value on the day of the grant. The value of the warrants was estimated with the following assumptions; Five year life with an interest rate of 4.51% and volatility of 115%. None of the warrants have been exercised as of December 31, 2006.

Issuance of Options and Restricted Stock Units to Consultants

During the three months ended December 31, 2006, the Company entered into an agreement with certain consultants pursuant to which the Company will issue options and restricted stock units (“RSUs”) on a quarterly basis in lieu of cash payments through November 2008, depending upon the continuation of the contract and the achievement of certain performance goals. The maximum number of options to be issued is 20,000. The maximum number of RSUs to be issued is 10,000. During the three and nine months ended December 31, 2006, and December 31, 2005, no options or RSUs were issued under this agreement.

6. Notes Payable and Bank Lines of Credit:

As of December 31, 2006, the Company’s Japanese subsidiary had $32 outstanding under its lines of credit which is collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The credit line has a total borrowing capacity of 150 million yen (approximately $1,261 at exchange rates prevailing on December 31, 2006), which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The Japanese bank line bears interest at Japanese prime (1.625% as of December 31, 2006) plus 0.875%.

Notes payable as of December 31, 2006 consisted of capital lease obligations on fixed assets totaling $5.

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

During 2004 and 2005, this litigation was largely stalled while AMS and Agilent Technologies, Inc. contested SFI's right to conduct discovery. This dispute was resolved in late 2005 when the California Court of Appeal affirmed SFI's trade secrets identification as statutorily sufficient. On November 18, 2005, SFI requested leave to add Agilent Technologies, Inc. ("Agilent") as a defendant based on evidence that Agilent and AMS co-developed the machines which SFI contends were built using SFI proprietary information. The Court granted SFI's request and Agilent was served as a Doe defendant on December 12, 2005. In early December, SFI learned that Agilent transferred its Semiconductor Products Group to a number of Avago entities effective December 1, 2005, and accordingly SFI sought and received court approval to add Avago Technologies U.S., Inc. and Avago Technologies Wireless (U.S.A.) Manufacturing, Inc (collectively the "Avago Entities") as defendant in this action. On April 25, 2006, the Avago Entities filed a Cross-Complaint against SFI and Tegal Corporation alleging causes of action for breach of contract, trade secret misappropriation, unfair competition, conversion, unjust enrichment and declaratory relief. The Cross-Complaint alleges on information and belief that SFI misused information obtained from Hewlett-Packard in connection with Hewlett-Packard's request to purchase SFI machines or to upgrade SFI machines Hewlett-Packard already owned.

On November 13, 2006, following commencement of the trial, all the parties in the litigation agreed on terms of a settlement, which was filed with the court. The settlement terms provide for a payment to the Company of approximately $13 million, net of fees and certain expenses associated with the litigation. The settlement also calls for the transfer of assets related to PVD technology from AMS to SFI and the dissolution of AMS as of March 1, 2007. The Avago Cross-Complaint was also dismissed as part of the settlement. A final ‘confidential settlement and release of claims’ was executed among the parties effective December 21, 2006.

8. Geographical Information

The Company operates in one segment for the manufacture, marketing and servicing of integrated circuit fabrication equipment. In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”), the Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.

All material operating units qualify for aggregation under SFAS 131 due to their identical customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment and in one group of similar products and services, all financial segment and product line information required by SFAS 131 can be found in the condensed consolidated financial statements.

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

	Revenue for the Three Months Ended December 31,		Revenue for the Nine Months Ended December 31,
	2006	2005	2006		2005
Sales to customers located in:
United States	$2,037	$2,047		$5,799	$3,790
Asia, excluding Japan	1,311	2,431		5,923	2,770
Japan	377	768		2,053	1,846
Europe	652	1,000		2,291	7,298
Total revenue	$4,377	$6,246	$	_16,066	$15,704

	Long - Lived Assets as of December 31,
	2006	2005
Long-lived assets at period-end:
United States	$2,333	$5,217
Europe	10	17
Japan	7	8
Asia, excluding Japan	—	4
Total long-lived assets	$2,350	$5,246

9. Stock Options & Warrants
A summary of stock option and warrant activity during the quarter ended December 31, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in yrs.)	Value
Beginning outstanding	1,969,562	$13.37
Granted
Price < market value	—	$0.00
Price = market value	382,899	$4.60
Price > market value	—	$0.00
Total	382,899	$4.60
Exercised	—	$0.00
Cancelled
Forfeited	(31,072)	$5.15
Expired	(109,453)	$24.79
Total	(140,525)	$20.45

Ending outstanding	2,211,936	$11.40	5.26	$653,667
Ending vested & expected to vest	2,177,283	$11.51	5.26	$602,136
Ending exercisable	1,856,850	$12.63	4.50	$155,137

The aggregate intrinsic value of options and warrants outstanding at December 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of December 31, 2006.

The following table summarizes information with respect to stock options and warrants outstanding as of December 31, 2006:

			Weighted
		Number	Average		Number	Weighted
		Outstanding	Remaining		Exercisable	Average
Range of Exercise Prices		As of December 31, 2006	Contractual Term (in years)	Weighted Average Exercise Price	As of December 31, 2006	Exercise Price As of December 31, 2006
$ 4.20	$ 4.20	16,344	1.69	$ 4.20	16,344	$ 4.20
4.60	4.60	359,326	9.70	4.60	54,673	4.60
4.68	8.28	284,355	6.09	6.74	238,730	6.76
12.00	12.00	1,284,990	3.68	12.00	1,284,990	12.00
12.36	46.50	223,316	6.94	15.70	218,508	15.75
49.32	82.56	34,863	2.13	51.95	34,863	51.95
92.26	92.26	416	3.19	92.26	416	92.26
92.52	92.52	4,165	3.13	92.52	4,165	92.52
99.00	99.00	2,498	3.24	99.00	2,498	99.00
105.00	105.00	1,663	1.98	105.00	1,663	105.00

$4.20	$105.00	2,211,936	5.26	$11.40	1,856,850	$12.63

Restricted Stock Units

The following table summarizes the Company’s restricted stock award activity for the period ended December 31, 2006:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Balance(YTD), September 30, 2006	45,833	$9.68
Granted	478,771	—
Vested	—	—
Forfeited	5,905	—
Released	(33,333)	$9.96
Balance, December 31, 2006	485,366	$4.73

Unvested restricted stock at December 31, 2006

As of December 31, 2006 there was $3,037 of total unrecognized compensation cost related to restricted stock which is expected to be recognized in the next 2 to 4 years.

10. Comprehensive Income (Loss):

The components of comprehensive loss for the three and nine months ended December 31, 2006 and 2005 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net (loss)	$(6,125)	$(1,904)	$(11,208)	$(7,092)
Foreign currency translation adjustment	2	228	390	621
Total comprehensive (loss)	$(6,123)	$(1,676)	$(10,818)	$(6,471)

11. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), an amendment of FASB Statements No. 133 and 140. SFAS 155 will be effective for the Company beginning in the fourth quarter of fiscal 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is assessing the impact of the adoption of SFAS 155.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. The scope of EITF Issue No. 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. Gross versus net income statement classification of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, “Accounting Changes and Error Corrections.” The following disclosures will be required for taxes within the scope of this issue that are significant in amount: (1) the accounting policy elected for these taxes and (2) the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis for all periods presented. The EITF Issue No. 06-3 ratified consensus is effective for interim and annual periods beginning after December 15, 2006. The Company does not expect the adoption of EITF Issue No. 06-3 to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertainty in Income Taxes.” An interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109“Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS 157 as of April 1, 2008. The Company is assessing the impact of the adoption of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two approaches commonly used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our consolidated financial position, results of operations and liquidity.

In November 2006, the FASB ratified EITF Issue No. 06-6, Application of EITF Issue No. 05-7, ‘Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues’ (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19. We do not expect the adoption of EITF 06-6 to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. We do not expect the adoption of EITF 06-7 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

Information herein contains forward-looking statements, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information. The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for our products, our quarterly revenue and earnings prospects for the near-term future and other matters contained herein. Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, cyclicality of the semiconductor industry, impediments to customer acceptance of our products, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in our SEC reports, including in the section entitled “Risk Factors” elsewhere in this report. For further information, refer to the business description and risk factors described below. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph.

Tegal designs, manufactures, markets and services plasma etch and deposition systems that enable the production of integrated circuits (“ICs”), memory and related microelectronics devices used in personal computers, wireless voice and data telecommunications, contact-less transaction devices, radio frequency identification devices (“RFIDs”), smart cards, data storage and micro-level actuators. Etching and deposition constitute two of the principal IC and related device production process steps and each must be performed numerous times in the production of such devices. Dollar amounts presented in this Item 2 are in thousands unless otherwise indicated.

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

Maintain our Technology Leadership Position in New Materials Etch -- We have become a leading provider of etch process solutions for a set of new materials central to the production of an array of advanced semiconductor and nanotechnology devices in emerging markets. Incorporation of these new materials is essential to achieving the higher device densities, lower power consumption and novel functions exhibited by the newest generation of cell phones, computer memories, fiber optic switches and remote sensors. Currently, we are the leading supplier of etch solutions to makers of advanced “non-volatile” ferro-electric (“FeRAM”), magnetic (“MRAM”) devices, and virtually all other types of non-volatile memories. FeRAM is just now entering commercial production with chips for the newest generation of cell phones, PDA’s, smart cards and RFIDs, used for applications such as railway passes and ink jet cartridge tracking. Our new materials expertise also includes the etching of so-called “compound-semi” materials, such as GaAs, GaN and InP, widely used in telecom device production. In addition, we are known for our capability to etch certain noble metals, such as gold and platinum, as well as certain proprietary compound metals. This capability is increasingly important in advanced memory development and in the production of Micro-Electrical Mechanical Systems (“MEMS”), a type of commercially produced nanotechnology device, especially useful to the automotive industry.

Strengthen our Position in Deposition Process Equipment for Advanced Packaging Applications -- Since 2002, we have completed two acquisitions of deposition products incorporating the same unique “sputter-up” technology. This technology is directed principally at so-called “back-end” semiconductor manufacturing processes, including backside metallization and underbump metal processes, for both 200-mm and 300-mm wafer sizes. These processes are important to advanced, wafer-level packaging schemes, which are increasingly being used for high-pin-count logic and memory devices. In connection with the recent addition of the AMS product to our portfolio, we have strengthened our position in the deposition of certain films incorporated into MEMS devices.

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

Maintain our Service Leadership Position -- We have been consistently recognized by our customers for providing a high level of customer support, a fact that has been noted by our top rankings for several consecutive years in the annual survey conducted by VLSI Research, Inc. We expect to maintain and build on this reputation as we seek new customers in both emerging and established markets.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

Accounting for Stock-Based Compensation

Prior to April 1, 2006, we accounted for stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees,” or APB25, and related Interpretations, as permitted by SFAS No.123, “Accounting for Stock-Based Compensation” (“SFAS 123”). With the exception of certain warrants granted and grants of restricted stock awards, we generally, recorded no stock-based compensation expenses during periods prior to April 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plan as it qualified as a non-compensatory plan following the guidance provided by APB25. In accordance with SFAS123 and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, we disclosed our net loss per share as if we had applied the fair value based method in measuring compensation expense for our stock-based compensation programs. Under SFAS 123, we elected to calculate our compensation expense by applying the Black-Scholes valuation method,

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No.123R “Accounting for Stock-Based Compensation,” (“SFAS 123R”) using the modified prospective transition method. Under that method, compensation expense that we recognized for the three months ended December 31, 2006 included: (a) compensation expense for all share-based payment granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or modified after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS123R, we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards granted.

We estimate the fair value of options granted using the Black Scholes option valuation and the assumptions shown in Note 1 to our condensed consolidated financial statements. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

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

Our return policy is for spare parts and components only. Customers are allowed to return spare parts if they are defective upon receipt, in accordance with SFAS 48. The potential returns are offset against gross revenue on a quarterly basis. Management reviews outstanding requests for returns on a quarterly basis to determine that the reserves are adequate.

Inventories

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market condition. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required, as was the case in the current quarter and the fourth quarter of fiscal 2006. Any excess and obsolete provision is released only if and when the related inventories is sold or scrapped. The inventory provision balance at December 31, 2006 and March 31, 2006 was $4,112 and $7,136, respectively. The inventory provision expense for the period ended December 31, 2006 and March 31, 2006 was $(3,024) and $(1,146), respectively.

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

Results of Operations

The following table sets forth certain financial items as a percentage of revenue for the three and nine months ended December 31, 2006 and 2005:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	130.3	73.1	77.8	69.5
Gross profit	(30.3)	26.9	22.2	30.5
Operating expenses:
Research and development	24.6	16.6	19.5	21.8
Sales and marketing	21.7	11.1	18.4	13.3
General and administrative	70.0	18.1	55.1	36.8
Total operating expenses	116.3	45.8	93.0	71.9
Operating loss	(146.6)	(18.9)	(70.8)	(41.4)
Other expense (income)	6.6	(11.6)	1.0	(3.8)
Net loss	(139.9%)	(30.5%)	(69.8%)	(45.2%)

The following table sets forth certain financial items for the three and nine months ended December 31, 2006.

	Three Months ended December 31,		Nine Months ended December 31,
	(In thousands, except per share data)
	2006	2005	2006	2005
Revenue	$4,377	$6,246	$16,066	$15,704
Cost of revenue	5,703	4,565	12,494	10,905
Gross profit	(1,326)	1,681	3,572	4,799
Operating expenses:
Research and development	1,077	1,039	3,139	3,426
Sales and marketing	949	694	2,957	2,095
General and administrative	3,063	1,128	8,850	5,766
Total operating expenses	5,089	2,861	14,946	11,287
Operating Profit (loss)	(6,415)	(1,180)	(11,374)	(6,488)
Non-operating income (expenses)	290	(724)	166	(604)
Net income (loss)	$(6,125)	$(1,904)	$(11,208)	$(7,092)
Earnings per share	$(0.86)	$(0.27)	$(1.59)	$(1.35)
Number of shares outstanding
Basic	7,082	6,995	7,044	5,262
Diluted	7,082	6,995	7,044	5,262

Revenue

 The changes in revenue for the three and nine months ended December 31, 2006 were principally due to the product mix of systems sold during the period.

International sales as a percentage of our revenue for the three and nine months ended December 31, 2006 were 53.5% and 63.9%, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

Gross profit (loss)

 Gross profit as a percentage to revenue for the nine months ended December 31, 2006 decreased to 22.2% compared to 30.5% for the same period last year. During the three months ended December 31, 2006 gross profit as a percentage to revenue was (30.3%), a decrease from the 26.9% for the same period last year. The decrease in gross profit as a percentage to revenue is due to product mix as well as the write off approximately $1,700 of inventory for the 300-mm deposition product. The inventory write down represents approximately $1.7 M.

Research and Development

 Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Spending has been consistent in total dollars, $1,077 for the three months ended December 31, 2006 and $3,139 for the nine months ended December 31, 2006. Prior year spending was $1,039 and $3,426 respectively.

Sales and Marketing

 Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing spending for the three and nine months ended December 31, 2006 was $949 and $2,957, respectively. This increase over the prior year periods of $694 and $2,095 respectively represents increased efforts that are being placed on increasing world wide sales.

General and Administrative

General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company.  The $1,935 increase over the prior year’s three month period and the $3,084 over the prior year’s nine month period were primarily due to the legal fees relating directly to the litigation against AMS, Agilent, and Avago Technologies.  Other factors to the increase relate to a one time lease termination expense of $500 for the reduction of space in the Petaluma facility and the costs associated with moving portions of the operations to San Jose.

Other income (expense), net

 Other income (expense), net consists principally of, interest income, interest expense, other income, revenue, gains and losses on the disposal of fixed assets, and gains and losses on foreign exchange.

Contractual obligation

The following summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Non-cancelable capital lease obligations	$5	$5	$—	$0	$—
Non-cancelable operating lease obligations	1,232	641	559	32	—
Notes payable and bank lines of credit	32	32	—	—	—
Total contractual cash obligations	$1,269	$678	$559	$32	$—

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

Liquidity and Capital Resources

For the nine months ended December 31, 2006, we financed our operations through the use of outstanding cash balances, borrowings against our credit facilities in Japan and net proceeds from the 2005 PIPE.

As of December 31, 2006, our Japanese subsidiary had $32 outstanding under its lines of credit which is collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The credit line has a total borrowing capacity of 150 million yen (approximately $1,261 at exchange rates prevailing on December 31, 2006), which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The Japanese bank line bears interest at Japanese prime (1.625% as of December 31, 2006) plus 0.875%.

Notes payable as of December 31, 2006 consisted of capital lease obligations on fixed assets totaling $5.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net (loss) of $(6,125) and $(11,208) and $(1,904) and $(7,092) for the three and nine months ended December 31, 2006 and 2005, respectively. We generated used cash flows from operations of $16,003 and $(10,337) for the period ended December 31, 2006 and December 31, 2005, respectively. During the prior fiscal year 2006, we raised a net of $18,161 through the 2005 PIPE. Management believes that these proceeds, combined with projected sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal 2008. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, our ability to achieve our intended business objectives may be adversely affected. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Litigation Suspense

As of December 31, 2006, we placed $19,500, representing the gross cash proceeds from the recent settlement of our litigation with AMS, Agilent, and Avago Technologies, into suspense. Subsequent to the signing of the final settlement agreement on December 20 and 21, 2006, a dispute arose between the Company and its litigation counsel on this matter as to the calculation of the contingency amount due under such counsel’s engagement letter. We are currently attempting to resolve this dispute through non-binding arbitration, but we cannot assure you that we will be successful in settling this matter in our favor or at all through this process. Since the amount cannot be determined with reasonable certainty until the dispute is resolved, the Company has elected to suspend the entire amount, in accordance with FAS 5, “Accounting for Contingencies”.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash equivalents are principally comprised of money market accounts. As of December 31, 2006, we had cash and cash equivalents of $29,502. These accounts are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure.

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

At December 31, 2006, we did not have any forward exchange contracts.

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

(b) Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting

PART II — OTHER INFORMATION

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

On November 13, 2006, following commencement of the trial, all the parties in the litigation agreed on terms of a settlement, which was filed with the court. The settlement terms provide for a payment to the Company of approximately $13 million, net of fees and certain expenses associated with the litigation. The settlement also calls for the transfer of assets related to PVD technology from AMS to SFI and the dissolution of AMS as of March 1, 2007. The Avago Cross-Complaint was also dismissed as part of the settlement. A final confidential settlement and release of claims was executed among the parties on December 20 and 21, 2006. See “Litigation Suspense” in Item 2 above for more information regarding the Company’s receipt of settlement fees.

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

As of December 31, 2006, there were 7,106,867 shares of our common stock issued and outstanding.

As of December 31, 2006, there were warrants, stock options and restricted stock awards outstanding for approximately 2,697,302 shares of our common stock and there were 1,868,223 shares of common stock reserved for issuance under our equity incentive and stock purchase plans.

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
Dated: February 14, 2007

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

Date: February 14, 2007   /s/   Thomas R. Mika
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

Date: February 14, 2007   /s/ Christine Hergenrother
Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the quarter ended December 31, 2006 as filed with the Securities and Exchange Commission (the “Report”), I, Thomas R. Mika, President and Chief Executive Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Thomas R. Mika
Chief Executive Officer and President
February 14, 2007

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the quarter ended December 31, 2006 as filed with the Securities and Exchange Commission (the “Report”), I, Christine Hergenrother, Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Christine Hergenrother
Chief Financial Officer
February 14, 2007