Form 10-K
period 2007-03-31
TEGAL CORP /DE/
filed 2007-06-29
CIK 931059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
For Annual and Transition Reports Pursuant to Sections 13 or #15D of the Securities and Exchange Act of 1934
________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2007

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
Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [  ] No [X]

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

Large Accelerated Filer [  ]   Accelerated Filer [  ]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the common stock on September 30, 2006 as reported on the NASDAQ Smallcap Market, was $21,671,909. As of June 27, 2007, 7,111,867 shares of the registrant’s common stock were outstanding.

The number of shares outstanding reflects a 1-for-12 reverse stock split effected by the Registrant on July 25, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2007 Annual Meeting of Stockholders to be held September 18, 2007 will be filed with the Commission within 120 days after the close of the registrant’s fiscal year and are incorporated by reference in Part III.

PART I

Item 1. Business

Information contained or incorporated by reference in this report contains forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology which constitutes projected financial information. These forward-looking statements are subject to risks, uncertainties and assumptions about the Company including, but not limited to, industry conditions, economic conditions, acceptance of new technologies and market acceptance of the Company's products and service. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Part I, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 17 below and such other risks and uncertainties as set forth below in this report or detailed in our other SEC reports and filings. We assume no obligation to update forward-looking statements.

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

We were formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc. Our predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. We completed our initial public offering in October 1995.

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

Semiconductor Industry Background

Over the past twenty years, the semiconductor industry has experienced significant growth. This growth has resulted from the increasing demand for ICs from traditional IC markets, such as personal computers, telecommunications, consumer electronics, automotive electronics and office equipment, as well as developing markets, such as wireless communications, multimedia and portable and network computing. As a result of this increased demand, semiconductor device manufacturers have periodically expended significant amounts of capital to build new semiconductor fabrication facilities (“fabs”) and to expand existing fabs. More recently, growth has slowed, and the industry is maturing as the cost of building new wafer fabs has increased dramatically. While unit demand for semiconductor devices continue to rise, the average selling prices of chips continue to decline. There is growing pressure on semiconductor device manufacturers to reduce manufacturing costs while increasing the value of their products. The semiconductor industry has also been historically cyclical, with periods of rapid expansion followed by periods of over-capacity.

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

At the present time, we are transitioning Tegal from a dependence on these highly unpredictable markets to more established equipment markets, where our success is dependent more on our ability to apply successfully our engineering capabilities to solving existing manufacturing problems. We aim to carefully manage this transition by limiting our research and development efforts to the most promising near-term sales opportunities, while at the same time redirecting all our available resources toward new products aimed at established equipment markets. Because of our relatively small size, our ability to meet the needs of individual customers is far more important to our success than either macro economic factors or industry-wide factors such as cyclicality, although both of these areas have some effect on our performance as well. As a result, our methods of evaluating our progress will continue to be highly customer-focused.

In order to achieve our business strategy, we are focused on the following key elements:

Maintaining our Technology Leadership Position in New Materials Etch - We have become a leading provider of etch process solutions for a set of new materials central to the production of an array of advanced semiconductor and nanotechnology devices in emerging markets. Incorporation of these new materials is essential to achieving the higher device densities, lower power consumption and novel functions exhibited by the newest generation of cell phones, computer memories, fiber optic switches and remote sensors. Currently, we are a leading supplier of etch solutions to makers of various advanced “non-volatile” memories, as well as to device makers incorporating compound metals and certain high-K dielectric materials into their devices. Our new materials expertise also includes the etching of so-called “compound-semi” materials, such as gallium arsenide, gallium nitride and indium phosphide, widely used in telecom device production. In addition, we are known for our capability to etch certain noble metals, such as gold and platinum, as well as certain proprietary compound metals. This capability is increasingly important in advanced memory development and in the production of Micro-Electrical Mechanical Systems (“MEMS”), a type of commercially produced nanotechnology device, especially useful to the automotive industry.

Strengthening our Position in Deposition Process Equipment - Since 2002, we have completed two acquisitions of deposition products incorporating the same unique “sputter-up” technology. In December 2006, as a result of the settlement of our litigation with Advanced Modular Systems (“AMS”) and others, we also acquired the assets and know-how of a similar deposition system. These deposition tools enable the production of highly-oriented, thin piezoelectric films composed of aluminum nitride. Such films are incorporated into high frequency filters called Bulk Acoustic Wave (BAW) and Film Bulk Acoustic Resonators (FBARs) used in cellular telephony and wireless communications. In addition our PVD products are well-suited for applications within so-called “back-end” semiconductor manufacturing processes, including backside metallization of ultra-thin wafers and underbump metal processes. These processes are important to power devices, as well as certain advanced, wafer-level packaging schemes, which are increasingly being used for high-pin-count logic and memory devices.

Introducing a New Product into Established Equipment Market - The continued development of our recently acquired NLD technology represents our belief that we have a compelling solution to a critical process need in present-day and future semiconductor device fabrication. As device geometries continue to shrink, conventional chemical vapor deposition (“CVD”) process equipment is increasingly incapable of depositing thin conformal films in high-aspect ratio trenches and vias. Atomic Level Deposition (“ALD”) is one technology for satisfying this deposition requirement. However, ALD has several shortcomings, including low throughput and limitations on film type and quality, which we believe our NLD technology overcomes.

Maintaining our Service Leadership Position -- Tegal has been consistently recognized by our customers for providing a high level of customer support, a fact that has been noted by our top rankings for several consecutive years in the annual survey conducted by VLSI Research, Inc. We expect to maintain and build on this reputation as we seek new customers in both emerging and established markets.

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

Today, the semiconductor industry is faced with the need to develop and adopt an unprecedented number of new materials as conventional films are running out of the physical properties needed to support continuing shrinks in die size and to provide improved performance. Certain of these new materials present unique etch production problems. For example, the use of certain films, such as platinum, iridium and Lead Zirconium Titanate (“PZT”), currently being used in the development of non-volatile memories and integrated passive devices, is presenting new challenges to semiconductor manufacturers. Magnetic random access memory devices incorporate unique magnetic materials in the device structures, as do certain proposed resistive random access memory devices. While these new films contribute to improved device performance and reduced die size, their unique properties make them particularly difficult to etch and, therefore, require more advanced etch process technologies.

6500 Series Etch Products

We offer several models of our 6500 series etch products configured to address film types and applications desired by our customers. We introduced the 6500 series tool in 1994 and since that time have extended the product line to address new applications including:

• new high-K dielectrics and associated materials used in capacitors at sub-0.5 micron for non-volatile memories and integrated passive devices;
• shallow trench isolation used to isolate transistors driven by increased packing densities used in memory devices employing design rules at or below 0.25 micron;
• sub-0.5 micron multi-layer metal films composed of aluminum/copper/silicon/titanium alloys;
• sub-0.5 micron polysilicon;
• compound semiconductor III-V materials; and
• leading edge thin film head materials.

All 6500 Series Plasma Etch systems feature either Tegal's patented dual-frequency HRe™ CCP or Spectra™ ICP process module technology. The production tested cluster platform design incorporated on all 6500 systems accommodates either one or two etch process modules for processing of 100 to 200mm wafers. Each module can be configured to run independent processes-optimizing flexibility, minimizing downtime and maximizing wafer throughput. The 6500 system comes standard with one vacuum cassette elevator for wafer input/output. Optionally, a second vacuum cassette elevator or patented Rinse-Strip-Rinse™ corrosion passivation station may be added within the standard frame. Each system incorporates full cluster tool technology with the latest innovations in contamination control and factory automation. We believe our 6500 Series systems have demonstrated their effectiveness in addressing the challenges of etching new materials in a production environment.

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

The 900ACS™ was introduced in July 2000. This system has enhanced the functionality of the 900 series with added features such as user-friendly GUI (graphical user interface) touch screens, better process control and an improved transport system that increase efficiency, while preserving durability.

Deposition Technologies

        Certain deposition technologies or processes are better suited than others for depositing different types of films. PVD is used for both metallic thin film deposition and, in reactive PVD processes, for dielectric thin film deposition. An important application for PVD is the deposition of thin films where residual film stress must be closely controlled in order to create specific desired electrical results, as in precision thin film resistor fabrication, or to avoid physically deforming the substrate, as in the fabrication of power MOS devices on ultra-thin silicon wafers. We believe that enabling tight control of stress and other process parameters, along with minimizing overall contamination levels during PVD thin film deposition processes, is increasingly recognized by IC manufacturers as key features that differentiate PVD tool products and PVD tool makers. We also believe these capabilities will be important to device makers in the related industries of compound semiconductor device fabrication, LED fabrication, optical communication device manufacturing, in MEMS fabrication, and in the field of wafer-level packaging processes for microelectronic devices.

Our established 200mm PVD technologies and the 300mm PVD technologies that we are current developing address the following applications:

•	dielectric layers for surface acoustic wave (SAW) and film bulk acoustic resonators (FBARs);
•	chip packaging technologies requiring stress control in multi-layer under bump metallization (UBM);
•	IC front side interconnect metallization;
•	Ohmic contact formation and metallization of thinned wafers for high power transistors;
•	deposition of thin film resistors with fine tuning of thermal capacitance of resistance (TCR);
•	barrier and seed layer deposition in deep vias;
•	encapsulating films for light emitting diodes (LED);
•	dielectric layers for integrated gate bipolar transistors (IGBT); and
•	automobile electronics requiring high adhesion properties of the backside metal film stacks.

Endeavor PVD™ Products

We offer several models of our Endeavor PVD products configured to address film types and applications desired by the customer. We introduced the Endeavor series tool in 1992 and since that time have expanded the product line to address new applications. The Endeavor PVD cluster tool features our patented S-Gun™ magnetron sputtering source. The platform is designed to accept up to five process modules including a wide array of both dielectric and metal sputtering configurations in addition to plasma pre-clean modules. The transport system can accommodate 50 to 200mm wafers or 6" square reticles, in a unique "sputter-up" orientation that is extremely gentle and reliable. The unique handling system is especially advantageous for backside metallization on delicate ultra-thin silicon wafers, as it handles them without flipping or applying any mechanical pressure. Each system incorporates state-of-the-art cluster tool technology with the latest innovations in contamination control and factory automation.

AMS ™ PVD Products

  As a result of the settlement of our litigation with AMS and others, the assets and know-how related to a series of PVD system products were transferred to us on March 1, 2007. The AMS PVD systems are targeted specifically at the deposition of aluminum nitride for BAW and FBAR filtering devices for cell phones and other wireless devices, are the cornerstone of commercial RfMEMS fabrication today. We currently offer the AMS systems in two configurations.

Compact™ NLD

  We are currently developing the Compact™ 360 NLD cluster tool as a new 200mm/300mm-capable bridge tool that will serve as the introductory platform for Tegal's patented Nano-Layer Deposition process. NLD is a unique cyclic MOCVD process for highly conformal coatings that incorporates plasma film treatment with each deposition cycle. This offers the benefits of atomic layer deposition with the potential for a much higher deposition rate. NLD also offers the benefit of utilizing common MOCVD precursor materials that are readily available for a wide variety of metal, metal oxide and metal nitride films. The Tegal Compact platform can accommodate all wafer sizes from 100 to 300mm in one, two or three process module configurations, with a wide variety of front-end loadlock options including FOUP and EFEM.

Customers

The composition of our top five customers has changed from year to year, but net system sales to our top five customers in each of fiscal 2007, 2006, and 2005 accounted for 77.8%, 68.9%, and 80.0%, respectively, of our total net system sales. ST Microelectronics and International Rectifier accounted for 43.1% and 13.4% respectively, of our total revenue in fiscal 2007. ST Microelectronics accounted for 54.3% of our total revenue in fiscal 2006. Fujitsu, Western Digital, and RF Micro Devices accounted for 38.2%, 12.8% and 10.1% respectively, of our net system sales in 2005. Other than these customers, no single customer represented more than 10% of our total revenue in fiscal 2007, 2006, and 2005. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, would have a material adverse effect on us.

Backlog

We schedule production of our systems based upon order backlog and customer commitments. We include in our backlog only orders for which written purchase orders have been accepted and shipment dates within the next 12 months have been assigned. As of March 31, 2007 and 2006, our order backlog was approximately $1,172 and $6,138, respectively. Booked system orders are subject to cancellation by the customer, but with substantial penalties except in the case of orders for evaluation systems or for systems that have not yet incurred production costs. Orders may be subject to rescheduling with limited or no penalty. Some orders are received for systems to be shipped in the same quarter as the order is received. As a result, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Marketing, Sales and Service

We sell our systems worldwide through a network of five direct sales personnel and two independent sales representatives in sales offices located throughout the world. In the United States, we market our systems through direct sales personnel located in two regional sales offices located in San Jose, California and Petaluma, California. In addition, we provide field service and applications engineers through our regional locations and our Petaluma headquarters in order to ensure dedicated technical and field process support throughout the United States on short notice.

We maintain direct sales, service and process support capabilities in the United States, Germany, and Italy as well as through third-party representatives in Japan, South Korea and Singapore. In addition to these international direct sales and support organizations, we also market our systems through independent sales representatives in Israel, India, Turkey, and China.

International sales, which consist of export sales from the United States either directly to the end user or to one of our foreign subsidiaries, accounted for approximately 67%, 76%, and 70% of total revenue for fiscal 2007, 2006, and 2005, respectively.

Revenues by region for each of the last three fiscal years were as follows:

	Years Ended March 31,
	2007	2006	2005
United States	$7,398	$5,142	$4,445
Asia, excluding Japan	7,008	5,624	1,372
Japan	2,042	2,312	6,312
Germany	3,115	2,313	397
Italy	1,474	386	498
Europe, excluding Germany and Italy	1,226	5,980	1,864
Total sales	$22,263	$21,757	$14,888

We generally sell our systems on 30-to-60 day credit terms to our domestic and European customers. Customers in Asia, other than Japan, are generally required to deliver a letter of credit payable in U.S. dollars upon system shipment. Sales to other international customers, including Japan, are billed either in local currency or U.S. dollars. We anticipate that international sales will continue to account for a significant portion of revenue in the foreseeable future.

We generally warrant our new systems for 12 months and our refurbished systems for 6 months from shipment. Our field engineers provide customers with call-out repair and maintenance services for a fee. Customers may also enter into repair and maintenance service contracts covering our systems. We train customer service engineers to perform routine services for a fee and provide telephone consultation services generally for a fee.

The sales cycles for our systems vary depending upon whether the system is an initial design-in, reorder or used equipment. Initial design-in sales cycles are typically 12 to 18 months, particularly for 6500 and Endeavor series systems. In contrast, reorder sales cycles are typically 4 to 6 months, and used system sales cycles are generally 1 to 3 months. The initial design-in sales cycle begins with the generation of a sales lead, which is followed by qualification of the lead, an analysis of the customer’s particular applications needs and problems, one or more presentations to the customer (frequently including extensive participation by our senior management), 2 to 3 wafer sample demonstrations, followed by customer testing of the results and extensive negotiations regarding the equipment’s process and reliability specifications. Initial design-in sales cycles are monitored by senior management for correct strategic approach and resource prioritization. We may, in some rare instances, need to provide the customer with an evaluation system for 3 to 6 months prior to the receipt of a firm purchase order.

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

Our research and development encompasses the following areas: plasma etch, physical vapor deposition and chemical vapor deposition (especially NLD) technologies, process characterization and development, material sciences applicable to etch and deposition environments, systems design and architecture, electro-mechanical design and software engineering. We emphasize advanced plasma and reactor chamber modeling capabilities in order to accelerate bringing advanced chamber designs to market. We employ multi-discipline teams to facilitate short engineering cycle times and rapid product development.

As of March 31, 2007, we had 20 full-time employees dedicated to equipment design engineering, process support and research and development. Research and development expenses for fiscal 2007, 2006, and 2005 were $4,646, $4,753, and $5,772, respectively, and represented 20.9%, 21.8%, and 38.8% of total revenue, respectively. Such expenditures were primarily used for the development of new processes, continued enhancement and customization of existing systems, processing customer samples in our demonstration labs and providing process engineering support at customer sites. Additionally, we had in-process research and development expense (“IPR&D”) of $1,653 which represented 11.1% of total revenue for fiscal 2005 that was related to the acquisition of FDSI.

Manufacturing

Both our etch and deposition systems are produced at our manufacturing facility in Petaluma, California. Our manufacturing activities consist of assembling and testing components and sub-assemblies, which are then integrated into finished systems. We have structured our production facilities to be driven either by orders or by forecasts and have adopted a modular system architecture to increase assembly efficiency and design flexibility. We have also implemented “just-in-time” manufacturing techniques in our assembly processes. Through the use of such techniques, 900 series system manufacturing cycle times take approximately 14 days and cycle times for our Endeavor systems and our 6500 series products take 2 to 3 months.

Competition

The semiconductor capital equipment industry is highly competitive. Our principal competitors are Applied Materials, Inc., Lam Research Corporation, Novellus and Tokyo Electron Limited. We believe that the principal competitive factor in the critical segments of the equipment industry is technical performance of the system, followed closely by the existence of customer relationships, the system price, the ability to provide service and technical support on a global basis and other related cost factors. We believe that the principal competitive factor in the non-critical segments of the equipment industry is system price, followed closely by the technical performance of the system, the existence of established customer relationships, the ability to provide service and technical support on a global basis and other related cost factors.

Intellectual Property

We hold an exclusive license or ownership of approximately 66 U.S. patents, including both deposition and etch products, and approximately 15 corresponding foreign patents covering various aspects of our systems. We have also applied for approximately 25 additional U.S. patents and approximately 59 additional foreign patents. Of these patents, a few expire as early as 2008, others expire as late as 2024 with the average expiration occurring in approximately 2020. We believe that the duration of such patents generally exceeds the life cycles of the technologies disclosed and claimed therein. We believe that although the patents we have exclusively licensed or hold directly will be of value, they will not determine our success, which depends principally upon our engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our systems, processes and manufacturing techniques. We have signed a non-exclusive field of use license to two of our patents, relating to our strategic application sets. In addition, other companies and inventors may receive patents that contain claims applicable to our systems and processes. The sale of our systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. We also rely on trade secrets and other proprietary technology that we seek to protect, in part, through confidentiality agreements with employees, vendors, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by others.

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

Employees

As of March 31, 2007 we had a total of 70 regular employees, 9 part-time contract personnel and 8 full-time contract personnel. Of our regular employees, 20 are in engineering, and research and development, 17 are in manufacturing and operations, 22 are in marketing, sales and customer service and support and 11 are in executive and administrative positions. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract, retain and develop such employees. Skilled employees, especially employees with extensive technological backgrounds, remain in demand. There can be no assurance we will be able to attract or retain the skilled employees that may be necessary to continue our research and development, manufacturing or marketing programs. The loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on us.

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

Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for ICs. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have had a detrimental effect on the semiconductor industry’s demand for semiconductor capital equipment, including etch and deposition systems manufactured by us. In response to the current prolonged industry slow-down, we have initiated a substantial cost containment program and completed a corporate-wide restructuring to preserve our cash. However, the need for continued investment in research and development, possible capital equipment requirements and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to the current and any future downturns. As a result, we may continue to experience operating losses such as those we have experienced in the past, which could materially adversely affect us.

Our competitors have greater financial resources and greater name recognition than we do and therefore may compete more successfully in the semiconductor capital equipment industry than we can.

We believe that to be competitive, we will require significant financial resources in order to offer a broad range of systems, to maintain customer service and support centers worldwide and to invest in research and development. Many of our existing and potential competitors, including Applied Materials, Inc., Lam Research Corporation, Novellus and Tokyo Electron Limited, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation etch, deposition and other production equipment and broader process equipment offerings, as well as greater name recognition than we do. We cannot assure you that we will be able to compete successfully against these companies in the United States or worldwide.

Our customers are concentrated and therefore the loss of a significant customer may harm our business.

The composition of our top five customers has changed from year to year, but net system sales to our top five customers in each of fiscal 2007, 2006, and 2005 accounted for 77.8%, 68.9%, and 80.0% respectively, of our total net system sales. ST Microelectronics and International Rectifier accounted for 43.1% and 13.4%, respectively, of our total revenue in fiscal 2007. ST Microelectronics accounted for 54.3% of our total revenue in fiscal 2006. Fujitsu, Western Digital, and RF Micro Devices accounted for 38.2%, 12.8% and 10.1%, respectively, of our net system sales in 2005. Other than these customers, no single customer represented more than 10% of our total revenue in fiscal 2007, 2006, and 2005. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, would have a material adverse effect on us.

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

We have designed our advanced etch and deposition products for customer applications in emerging new films, polysilicon and metal which we believe to be the leading edge of critical applications for the production of advanced semiconductor and other microelectronic devices. Revenue from the sale of our advanced etch and deposition systems accounted for 69%, 69%, and 30% of total revenue in fiscal 2007, 2006, and 2005, respectively. Our advanced systems are currently being used primarily for research and development activities or low volume production. For our advanced systems to achieve full market adoption, our customers must utilize these systems for volume production. We cannot assure you that the market for devices incorporating emerging films, polysilicon or metal will develop as quickly or to the degree we expect. If our advanced systems do not achieve significant sales or volume production due to a lack of full customer adoption, we will be materially adversely affected.

We have incurred operating losses and may not be profitable in the future and our plans to maintain and increase liquidity may not be successful.

We incurred net losses of $13.2 million, $8.9 million, and $15.4 million for the years ended March 31, 2007, 2006, and 2005, respectively, and generated (used) cash flows from operations of $12.8 million, ($11.6) million, and ($7.5) million in these respective years. We have raised approximately $18.4 million from the sale of stock and warrants to institutional investors in fiscal 2006. While we believe that these proceeds, combined with a projected increase in sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal year 2008, if the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all. Failure to raise any needed funds would materially adversely affect us.

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

Our common stock has declined in value below the exercise price of many options granted to employees pursuant to our stock option plans. Thus, the intended benefits of the stock options granted to our employees, the creation of performance and retention incentives, may not be realized. As a result, we may lose employees whom we would prefer to retain and may have difficulty in hiring new employees to replace them. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies perceived as having less volatile stock prices. The loss of any significant employee or a large number of employees over a short period of time could have a material adverse effect on us.

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

Litigation to protect our intellectual property could result in substantial cost and diversion of effort by us, which by itself could have a material adverse effect on our financial condition, operating results and cash flows. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our systems. In addition, licenses under third parties’ intellectual property rights may not be available on reasonable terms, if at all.

We are exposed to additional risks associated with international sales and operations.

International sales accounted for 67%, 76%, and 70% of total revenue for fiscal 2007, 2006, and 2005 , respectively. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. We cannot assure you that any of these factors will not have a detrimental effect on our operations, financial results and cash flows.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission (“SEC”) regulations and Nasdaq Market rules are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have invested resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be materially adversely affected.

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

As of March 31, 2007, there were 7,106,867 shares of our common stock issued and outstanding, approximately 3,394,204 shares of our common stock reserved for issuance of shares issuable upon exercise of outstanding warrants, and shares underlying equity awards created or available for grant under our equity incentive plans, and shares available under our stock purchase plan.

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

The outstanding warrants do not establish a “floor” that would limit reductions in such conversion price or exercise price. The downward adjustment of the exercise price of these warrants could result in further dilution in the value of the shares of our outstanding common stock and the voting power represented thereby.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our headquarters, encompassing our executive office, manufacturing, engineering and research and development operations, in one leased 39,717 square foot facility in Petaluma, California. We have a primary lease which expires in 2008 with an option to extend for an additional two years. Other than certain large pieces of capital equipment leased by us, we own substantially all of the machinery and equipment used in our facilities.

We have office space in a leased 13,300 square foot facility in San Jose, California. We have a sublease agreement for the premises, signed on December 30, 2005, which expires on January 31, 2008. In addition, we have a primary lease for the same premises which commences on February 1, 2008 and expires on January 31, 2010.

We lease a 2,400 square foot facility in Goleta, California for technical support related to our Sputtered Films deposition tools which expired on April 30, 2007.

We lease sales, service and process support space in Munich, Germany.

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

On November 13, 2006, following commencement of the trial, all the parties in the litigation agreed on terms of a settlement, which was filed with the court. Among other things, the settlement called for the transfer of assets related to PVD technology from AMS to SFI and the dissolution of AMS as of March 1, 2007. The Avago Cross-Complaint was also dismissed as part of the settlement. A final confidential settlement and release of claims was executed among the parties on December 21, 2006.

The two law firms representing SFI in this matter claim they are entitled, as a result of the settlement, to receive contingent fees from us and SFI. Keker & Van Nest LLP (“KVN”) claims fees in the amount of $6,717; Gonzalez & Leigh LLP (“G&L”) claims fees in the amount of $2,249. We have initiated proceedings with the Bar Association of San Francisco (“BASF”), pursuant to California statutes, to dispute the claims of both firms. KVN has filed suit against us and SFI in San Francisco Superior Court, the action is stayed pending completion of the BASF proceedings. G&L has not filed suit. We have identified legal and factual defenses to substantial elements of both claims and are vigorously contesting the claims.

As a result of the dispute described above, as of March 31, 2007, we had placed $19,500, representing the gross cash proceeds from the recent settlement of this litigation into suspense. Since the amount in dispute cannot be determined with reasonable certainty until the dispute is resolved, we have elected to suspend the entire amount, in accordance with Statement of Financial Accounting Standards No 5, “Accounting for Contingencies.”

Other

We are involved in other legal proceedings in the normal course of business and do not expect them to have a material adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since May 6, 2003, our common stock has traded on the Nasdaq Capital Market under the symbol TGAL. Prior to this date, our common stock traded on the NASDAQ National Market since October 19, 1995. The following table sets forth the range of high and low sales prices for our common stock for each quarter during the prior two fiscal years. The stock price gives effect to a 1-for-12 reverse stock split that we effected on July 25, 2006.

	High	Low
FISCAL YEAR 2006 First Quarter	$16.20	$12.00
Second Quarter	11.64	7.68
Third Quarter	9.00	6.24
Fourth Quarter	7.92	6.00
FISCAL YEAR 2007 First Quarter	$8.52	$4.32
Second Quarter	4.80	3.68
Third Quarter	6.47	3.69
Fourth Quarter	6.13	4.65

The approximate number of holders on record of our common stock as of March 31, 2007 was 173. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock awards (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation Plans approved by security holders:
Equity Incentive Plan	1,041	$55.56	—
1990 Stock Option Plan	4,490	62.22	—
1998 Equity Participation Plan	871,165	11.00	619,236
Directors Stock Option Plan	131,029	9.87	199,388
Total	1,007,725	10.80	818,624

Warrants Outstanding

	Year Ended March 31,
	2007	2006	2005
Number of securities to be issued upon exercise of outstanding warrants	1,527,784	1,647,633	359,413
Weighted-average exercise price of outstanding warrants	$12.60	$13.44	$19.44

Item 6. Selected Financial Data

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$22,263	$21,757	$14,888	$16,528	$14,100
Gross profit (loss)	5,527	6,016	3,267	4,647	(66)
Operating loss	(13,375)	(8,839)	(13,522)	(7,180)	(12,617)
Net loss	(13,213)	(8,880)	(15,363)	(12,602)	(12,625)
Net loss per share: (1) Basic and Diluted	$(1.87)	$(1.50)	$(3.93)	$(6.74)	$(9.89)
Shares used in per share computation:
Basic and Diluted	7,065	5,903	3,907	1,870	1,276

	March 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,776	$13,787	$7,093	$7,049	$912
Working capital	11,729	22,579	8,056	8,823	5,041
Total assets	41,656	31,491	20,092	22,658	17,209
Debt obligations (excluding capital leases, and litigation suspense, convertible debentures)	13	13	159	2,450	426
Stockholders’ equity	14,417	26,040	13,300	14,955	11,123

(1)	See Note 3 of our Consolidated Financial Statements for an explanation of the computation of earnings per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are in thousands unless specified otherwise.
Share and per share amounts give effect to the 1-for-12 reverse stock split effected on July 25, 2006

Company Overview

Tegal Corporation designs, manufactures, markets and services plasma etch and deposition systems that enable the production of micro-electrical mechanical systems (“MEMS”), memory devices, integrated circuits (“ICs”), memory and other related microelectronics devices used primarily in wireless voice and data telecommunications, power devices, contact-less transaction devices, radio frequency identification devices (“RFIDs”), smart cards, data storage and micro-level actuators. Etching and deposition constitute two of the principal IC and related device production process steps and each must be performed numerous times in the production of such devices.

Our business objective is to utilize the technologies that we have developed internally or acquired externally in order to increase our market share in process equipment for both semiconductor manufacturing and nanotechnology device fabrication. In the recent past, we have focused on etching new materials that are especially important to the miniaturization of certain types of capacitors and the precise deposition processes required for certain filtering devices, both driven primarily by cell phones and wireless applications. We have implemented this strategy primarily by engaging in research and development activities on behalf of our customers that our more established competitors were unwilling or unable to perform. Many of these advanced devices promise substantial returns as consumer demand for certain functions grows and new markets are created. However, the timing of the emergence of such demand, and the adaptation of the devices by consumer product companies is highly uncertain. In addition, the successful integration by our customers of all of the various technical processes required to manufacture a device at an acceptable cost is also highly uncertain. As a result of our inability to accurately predict the timing of the emergence of these markets, our sales have declined since the mid-1990’s and have increased only recently. Nevertheless, our costs for maintaining our research and development efforts, service and manufacturing infrastructure have remained relatively constant or in some cases have increased.

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

      With our current products, we believe that we have sufficient opportunities in both emerging and existing markets to allow us to continue a sales growth pattern in the coming year. Equally important is the reduction of operating costs. In the coming year, as in the past 12 months, we are aiming to achieve savings in operating costs by focusing on the most promising opportunities while limiting our exposure to others, consolidating our operating facilities, outsourcing non-critical activities, and reducing our headcount as we strive to improve operational efficiency.

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

We believe the following critical accounting policies are the most significant to the presentation of our consolidated financial statements:

Revenue Recognition

Each sale of our equipment is evaluated on an individual basis in regard to revenue recognition. We have integrated in our evaluation the related interpretative guidance included in Topic 13 of the codification of staff accounting bulletins, and recognize the role of the Emerging Issue Task Force (“EITF”) consensus on Issue 00-21. We first refer to EITF 00-21 in order to determine if there is more than one unit of accounting and then we refer to SAB104 for revenue recognition topics for the unit of accounting. We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectibility is reasonably assured.

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

For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The revenue on these transactions is deferred and recorded as deferred revenue. As of March 31, 2007 and 2006 deferred revenue as related to systems was $1,039 and $455. We reserve for warranty costs at the time the related revenue is recognized.

Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service revenue is included in deferred revenue. As of March 31, 2007 and 2006 $25 and $22 of deferred revenue was related to service contracts.

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

Accounts Receivable - Allowance for Sales Returns and Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We consider the aging of individual customer accounts and determine, according to corporate policy, which accounts should be included in the reserve for doubtful accounts. If the financial condition of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required and may materially affect our consolidated financial position.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These indicators may include, but are not limited to, significant decreases in the market value of an asset and significant changes in the extent or manner in which an asset is used. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. No impairment charge has been recorded for the years ended 2007, 2006, and 2005, respectively.

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

Accounting for Restructure Expenses

There were no severance charges and no outstanding liability during fiscal year ended March 31, 2007.

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

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future taxable income, we have fully reserved our deferred tax assets as of March 31, 2007 and 2006. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Accounting for Freight Charged to Customers

Spares and systems are typically shipped “freight collect,” therefore no shipping revenue or cost is associated with the sale. When freight is charged, it is booked to revenue and offset for the cost of that freight in the cost of revenue accounts pursuant to Financial Accounting Standard Board's ("FASB") EITF 00-10.

Results of Operations

The following table sets forth certain financial items for the years indicated:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)

Revenue	$22,263	$21,757	$14,888
Cost of revenue	16,736	15,741	11,621
Gross profit	5,527	6,016	3,267
Operating expenses:
Research and development expenses	4,646	4,753	5,772
Sales and marketing expenses	3,909	2,963	2,905
General and administrative expenses	10,347	7,139	6,459
In-process research and development	─	─	1,653
Total operating expenses	18,902	14,855	16,789
Operating loss	(13,375)	(8,839)	(13,522)
Interest income (expense), net	643	291	(2,064)
Other income (expense), net	(481)	(864)	223
Total other income (expense) net	162	(573)	(1,841)
Income taxes	─	532	─
Net loss	$(13,213)	$(8,880)	$(15,363)

The following table sets forth certain financial data for the years indicated as a percentage of revenue:

	Year ended March 31,
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%
Cost of revenue	75.2	72.3	78.1
Gross profit	24.8	27.7	21.9
Operating expenses:
Research and development expenses	20.9	21.8	38.8
Sales and marketing expenses	17.6	13.6	19.5
General and administrative expenses	46.5	32.8	43.3
In-process research and development	─	─	11.1
Total operating expenses	85.0	68.2	112.7
Operating loss	(60.2)	(40.5)	(90.8)
Interest income (expense), net	3.0	1.3	(13.9)
Other income (expense), net	(2.1)	(3.9)	1.5
Income taxes	─	2.3	─
Net loss	(59.3)%	(40.8)%	(103.2)%

Years Ended March 31, 2007, 2006 and 2005

Revenue

Our revenue is derived from sales of new and refurbished systems, spare parts and non-warranty service. Revenue increased 2.3% in fiscal 2007 from fiscal 2006 (to $22,263 from $21,757). The revenue increase was principally due to the product mix in the current year compared to the prior year. Revenue increased 46.1% in fiscal 2006 from fiscal 2005 (to $21,757 from $14,888). The revenue increase was principally due to the higher volume of critical etch systems as compared to the systems sold in the previous year. Spares and service sales were flat year to year.

International sales accounted for approximately 67%, 76% and 70% of total revenue in fiscal 2007, 2006 and 2005, respectively. We expect that international sales will continue to account for a significant portion of our revenue.

Gross Profit

Our gross profit as a percentage of revenue (gross margin) decreased to 24.8% in fiscal 2007 compared to 27.7% in fiscal 2006. The decrease in the gross margin in fiscal 2007 compared to 2006 was principally due to the write off of inventory for the 300mm PVD tool in the amount of $1.7 million.

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

Research and Development

Research and development expenses consist primarily of salaries, prototype material and other costs associated with our research and development efforts. Research and development expenses decreased to $4,646 in fiscal 2007 from $4,753 in fiscal 2006. The decrease was due primarily to cuts in payroll and expenses within non-essential programs.

Research and development expenses decreased to $4,753 in fiscal 2006 from $5,772 in fiscal 2005. The decrease was due primarily to cuts in expenses with non-essential programs.

Sales and Marketing

Sales and marketing expenses primarily consist of salaries, commissions, trade show promotion and advertising expenses. Sales and marketing expenses increased to $3,909 in fiscal 2007 from $2,963 in fiscal 2006 due to payroll and other increased costs. Sales and marketing expenses remained flat in fiscal 2006 compared to fiscal 2005. As sales continue to increase, we anticipate an increase in sales and marketing expenses due to increased commission expense and travel related expenses.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relation’s activities. General and administrative cost increased to $10,347 in fiscal 2007 from $7,139 in fiscal 2006 primarily due to increased legal fees. General and administrative expenses increased $680 to $7,139 from fiscal 2005. The increase in spending in fiscal 2006 was primarily due to non cash and cash expenses in the amount of $1.5 million related to the Petaluma buyout provision of the current lease. In addition, there was a non cash expense related to the granting of restricted stock units to management.

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

Interest Income (Expense), net

Interest income (expense), net, consists principally of interest earned on money market funds offset by interest paid on capital leases. In fiscal year 2007, interest income (expense), net increased to $643 from $291 in fiscal 2006. In fiscal year 2006, interest income (expense) increased to $291 from ($2,064) in fiscal 2005. The expense in fiscal 2005 was due to interest on the convertible debentures.

Other Income (Expense), Net

Other income (expense), net, consists principally of gains and losses on foreign exchange, and retirement of fixed assets. We recorded net non-operating expense of ($481) in fiscal 2007. We recorded net non-operating expense of ($864) in fiscal 2006 and income of $223 in fiscal 2005.

In connection with the settlement of our litigation with Advanced Modular Sputtering (AMS), Agilent Technologies and the Avago Entities, we agreed to make a donation of at least $350 to the University of California at Santa Barbara. The donation will endow the Director of the California Nano Systems Institute, a position currently occupied by Professor Evelyn Hu. The position will be known as the Peter A. Clarke Professor and Director of the California Nano Systems Institute, in honor of Peter Clarke, the founder of Sputtered Films, Inc., which Tegal acquired in August 2002. At March 31, 2007, $350 has been expensed to other income (expense), net. This is expected to be paid in September 2007.

Income Taxes

Our effective tax rate was 0% in all three fiscal years. No tax benefit was recorded for the losses incurred in fiscal 2007, 2006 and 2005 due to uncertainty related to the realization of such benefits. All deferred tax assets have been fully reserved.

During fiscal 2006, the contingency reserve in the amount of $532 was reversed. This reserve was recorded in prior fiscal years for the possibility of an audit of our transfer pricing policy for sales in foreign countries. After review of this reserve, we believe the probability of such an audit is less than 70%, therefore, the reserve was reversed.

Liquidity and Capital Resources

Net cash provided by operations was $12,772 in fiscal 2007, due primarily to the lawsuit settlement amount of $19,500 partially offset by a net loss of $13,213 partially offset by non cash expense from depreciation and amortization, stock compensation expense, and a write-off of inventory provisions. Additionally, the net loss is increased by a net increase in accounts receivable, a net decrease in accounts payable offset by an increase in inventory, an increase in accrued liabilities, and an increase in deferred revenue.

As of March 31, 2007, we placed $19,500, representing the gross cash proceeds from the recent settlement of our litigation with AMS, Agilent, and Avago Technologies, into suspense. The two law firms representing SFI in this matter claim that they are entitled as a result of the settlement to receive contingent fees from us and our subsidiary, SFI. Keker & Van Nest LLP claims fees in the amount of $6,717; Gonzalez & Leigh LLP claims fees in the amount of $2,249. We have initiated proceedings with the Bar Association of San Francisco (“BASF”), pursuant to California statutes, to dispute the claims of both firms. KVN has filed suit against us and SFI in San Francisco Superior Court, the action is stayed pending completion of the BASF proceedings. G&L has not filed suit. We have identified legal and factual defenses to substantial elements of both claims and are vigorously contesting the claims. Since the amount in dispute cannot be determined with reasonable certainty until the dispute is resolved, we have elected to suspend the entire amount, in accordance with Statement of Financial Accounting Standards (“SFAS”) 5, “Accounting for Contingencies.”

Net capital expenditures totaled $691, $231 and $315 in fiscal 2007, 2006 and 2005, respectively. Capital expenditures in all three years were incurred principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers.

Cash proceeds from financing activities totaled $18,425 for fiscal 2006 and were primarily from the sale of stock through the 2005 PIPE transaction and partially offset by repayment of the Japanese lines of credit and the domestic note payable. Cash proceeds from financing activities totaled $7,904 for fiscal 2005 and were primarily from the sale of stock and the exercise of common stock warrants by service providers and debenture holders partially offset by repayment of the domestic and Japanese lines of credit

On February 11, 2004, we signed a $25 million equity facility with Kingsbridge Capital, a firm that specializes in the financing of small to medium sized technology-based companies. The arrangement allowed us to sell shares of our common stock to Kingsbridge at its sole discretion over a 24-month period on a "when and if needed" basis. Kingsbridge was required under the terms of the arrangement to purchase Tegal's stock following the effectiveness of a registration statement. The price of the common shares issued under the agreement was based on a discount to the volume-weighted average market price during a specified drawdown period.

During fiscal 2005, we issued to Kingsbridge a total of 708,861 shares of our common stock. Gross proceeds from the sale of stock were $10,380. The discount to the volume-weighted average market price was $1,153 and charged against equity as stock issuance cost. In addition to $623 in cash payments, we issued warrants to purchase 1,977, 1,807, 2,007 and 1,295 shares of common stock at $17.40, $18.72, $23.04 and $16.20, respectively, to advisors, in connection with the sale of stock to Kingsbridge which were charged against equity as stock issuance costs. Pursuant to our agreement, broker fees of 6% in cash and 1% of stock in the form of warrants were paid upon each drawdown of the facility. Additionally, warrants issued at the time of the agreement were held in current assets. These warrants are being amortized on a prorated basis at the time of the drawdown and also charged against equity as stock issuance costs.

In connection with the Kingsbridge transaction, we issued fully vested warrants to Kingsbridge to purchase 25,000 shares our common stock at an exercise price of $49.32 per share. The fair value of such options, which amounted to approximately $756 was capitalized as a transaction cost and included in other assets. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 114%, term of five years, risk free interest of 3.91% and underlying stock price equal to fair market value at the time of grant.

On July 6, 2005, we entered into agreements with investors to raise up to $22,500 in a private placement to institutional investors through the sale of (i) an aggregate of 2,884,615 shares of common stock at a purchase price of $7.80 per share, and (ii) warrants to purchase an aggregate of 1,442,308 shares of our common stock, exercisable at $12.00 per share. The first tranche of approximately $4,095 of the private placement was completed on July 12, 2005, and the second tranche of approximately $15,951 was completed on September 19, 2005 following shareholder approval. One investor elected not to participate in the second tranche, so approximately $2,454 of the offering, comprising 314,615 shares and 157,307 warrants remain unsold. This transaction was effected in reliance on Rule 506 of Regulation D.

As of March 31, 2007, our Japanese subsidiary had $8 outstanding under its lines of credit which is collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two credit lines have a total borrowing capacity of 150 million yen (approximately $1,271 at exchange rates prevailing on March 31, 2007), which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two Japanese bank lines bear interest at Japanese prime (1.375% as of March 31, 2007) plus 0.875% and 1.5%, respectively.

Notes payable also consisted of capital lease obligations on fixed assets totaling $2 at March 31, 2007.

Our consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $13,213, $8,880, and $15,363 for fiscal 2007, 2006, and 2005, respectively. We generated (used) cash flows from operations of $12,772, ($11,576), and ($7,519) for fiscal 2007, 2006, and 2005, respectively. To finance our operations, we raised approximately $18,410 in net proceeds from the sale of our common stock and warrants to institutional investors in fiscal 2006. We believe that these proceeds, combined with the effects of the consolidation of operations and continued cost containment, will be adequate to fund operations through fiscal year 2008. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

The following summarizes our contractual obligations at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:	Total	Less than 1 Year	1-3 Years		3-5 Years		After 5 Years

Non-cancelable capital lease obligations	$2	$2	$	─	$	─	$	─
Non-cancelable operating lease obligations	1,252	642		556		34		20
Notes payable and bank lines of credit	8	8		─		─		─
Total contractual cash obligations	$1,262	$652		$556		$34		$20

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

Market Risk Disclosure

Foreign Exchange Risk

Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the Euro. Changes in the exchange rate between the Euro and the U.S. dollar could adversely affect our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be sold into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the year ended March 31, 2007, fluctuations of the U.S. dollar in relation to the Euro were immaterial to our financial statements.

Interest Rate Risk

We have been exposed to interest rate risk through interest earned on holdings of available-for-sale marketable securities. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past. The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since we reduce the sensitivity of our results of operations to these risks by maintaining an investment portfolio, which is primarily comprised of highly rated, marketable securities. We do not hold or issue derivatives, commodity instruments or other financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Tegal Corporation:

We have audited the accompanying consolidated balance sheet of Tegal Corporation and its subsidiaries as of March 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended March 31, 2007 listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tegal Corporation as of March 31, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the information presented in the related financial statement schedule as of and for the year ended March 31, 2007, when considered in relation to the March 31, 2007 consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2006, the Company changed its method of accounting for stock-based compensation arrangements as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment applying the modified prospective method.

/s/Burr, Pilger & Mayer LLP
San Francisco, California
June 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tegal Corporation

We have audited the accompanying consolidated balance sheet of Tegal Corporation as of March 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2006 and 2005. We have also audited the information presented in Schedule II that is listed in the index and appearing under Item 15(a)(2), for the years ended March 31, 2006 and 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tegal Corporation as of March 31, 2006, and the consolidated results of its operations and cash flows for the years ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the information presented in Schedule II for the years ended March 31, 2006 and 2005, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Moss Adams LLP

Santa Rosa, California
June 9, 2006

TEGAL CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                                                             March 31,
	2007	2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,776	$13,787
Accounts receivable, net of allowances for sales returns and doubtful accounts of $413 and $205 at March 31, 2007 and 2006, respectively	6,634	5,265
Inventories, net	5,567	7,700
Prepaid expenses and other current assets	991	1,270
Total current assets	38,968	28,022
Property and equipment, net	1,351	1,849
Intangible assets, net	1,161	1,474
Other assets	176	146
Total assets	$41,656	$31,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and bank lines of credit	$10	$27
Accounts payable	1,974	2,458
Accrued product warranty	1,101	506
Deferred revenue	1,064	477
Litigation suspense	19,500	—
Accrued expenses and other current liabilities	3,590	1,975
Total current liabilities	27,239	5,443
Long-term portion of capital lease obligations	—	2
Other long term obligations	—	6
Total long term liabilities	—	8
Total liabilities	27,239	5,451
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 200,000,000 shares authorized; 7,106,867 and 7,021,088 shares issued and outstanding at March 31, 2007 and 2006, respectively	71	70
Additional paid-in capital	122,473	120,592
Accumulated other comprehensive income (loss)	240	532
Accumulated deficit	(108,367)	(95,154)
Total stockholders’ equity	14,417	26,040
Total liabilities and stockholders’ equity	$41,656	$31,491

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenue	$22,263	$21,757	$14,888
Cost of revenue	16,736	15,741	11,621
Gross profit	5,527	6,016	3,267
Operating expenses:
Research and development expenses	4,646	4,753	5,772
Sales and marketing expenses	3,909	2,963	2,905
General and administrative expenses	10,347	7,139	6,459
In-process research and development	—	—	1,653
Total operating expenses	18,902	14,855	16,789
Operating loss	(13,375)	(8,839)	(13,522)
Interest income (expense), net	643	291	(2,064)
Other income (expense), net	(481)	(864)	223
Total other income (expense), net	162	(573)	(1,841)
Income taxes	—	532	—
Net loss	$(13,213)	$(8,880)	$(15,363)
Net loss per share:
Basic and diluted	$(1.87)	$(1.50)	$(3.93)

Weighted average shares used in per share computations:
Basic and diluted	7,065	5,903	3,907

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
Common Stock			Paid-in	Comprehensive	Accumulated	Total Stock	Comprehensive
Shares		Amount	Capital	Income	Deficit	Holders' Equity	Loss
	(In thousands, except share and per share data)

Balances at March 31, 2004	3,048,654	$ 30	$ 85,712	$ 124	$ (70,911)	$ 14,955
Common stock issued under option and stock purchase plans	7,432	1	97	—	—	98
Common stock issued for acquisition	117,553	1	2,341	—	—	2,342
Warrants and options to purchase common stock issued for services rendered	—	—	339	—	—	339
Debentures - value of Beneficial conversion feature	—	—	1,811	—	—	1,811
Debentures - converted to shares	398,805	4	(4)	—	—	—
Debentures - interest converted to shares	3,288	—		—	—	—
Debentures - investor & advisor warrants exercised	118,893	1	351	—	—	352
Private Institutional Offering December 2001 - warrants exercised	141	—	—	—	—	—
Common stock issued to Kingsbridge Capital	708,861	7	8,993	—		9,000
Net loss		—	—		(15,363)	(15,363)	$ (15,363)
Cumulative translation adjustment	—	—	—	(234)	—	(234)	(234)
Total comprehensive loss	—	—	—	—	—	—	$ (15,597)
Balances at March 31, 2005	4,403,627	44	99,640	(110)	(86,274)	13,300
Common stock issued under option and stock purchase plans	9,498	—	96	—	—	96
Common stock issued in PIPE	2,570,000	26	20,020	—	—	20,046
Common stock issued for services rendered	14,697		103	—	—	103
Warrants and options to purchase common stock issued for services rendered	—	—	953	—	—	953
Restricted stock units - Granted/Vested	23,266	—	1,231	—	—	1,231
Deferred Compensation	—	—	(224)	—	—	(224)
Cost of Equity	—	—	(1,662)	—	—	(1,662)
Valuation of Warrants in 2005 PIPE	—	—	435	—	—	435
Net loss	—	—	—	—	(8,880)	(8,880)	$ (8,880)
Cumulative translation adjustment	—	—	—	642	—	642	642
Total comprehensive loss	—	—	—	—	—	—	$ (8,238)
Balances at March 31, 2006	7,021,088	70	120,592	532	(95,154)	26,040
Common stock issued under option and stock purchase plans	2,664	—	10	—	—	10
Warrants and options to purchase common stock issued for services rendered	—	—	69	—	—	69
Repurchase of fractural shares	(219)
Restricted stock units - distributed	83,334	1	138	—	—	139
Stock compensation expense	—	—	1,664	—	—	1,664
Net loss	—	—	—	—	(13,213)	(13,213)	$ (13,213)
Cumulative translation adjustment	—	—	—	(292)	—	(292)	(292)
Total comprehensive loss	—	—	—	—	—	—	$ (13,305)
Balances at March 31, 2007	7,106,867	$ 71	$ 122,473	$ 240	$ (108,367)	$ 14,417

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2007	2006	2005
Cash flows from operating activities:	(In thousands)
Net loss	$(13,213)	$(8,880)	$(15,363)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	840	1,193	1,452
Stock compensation expense	1,664	—	—
Stock issued under stock purchase plan	10	—	—
Stock distribution	139	—	—
In-process research and development	—	—	1,653
Provision for doubtful accounts and sales returns allowances	208	(338)	273
Loss on disposal of property and equipment	663	128	—
Non cash interest expense - accretion of debt discount and amortization of debt issuance costs	—	—	2,019
Fair value of warrants and options issued for services rendered	69	1,958	381
Non cash mark to market warrants	—	435	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,524)	(2,718)	2,402
Inventories	1,951	(1,764)	(1,315)
Prepaid expenses and other assets	239	(532)	24
Accounts payable	(508)	(1,112)	1,916
Accrued expenses and other current liabilities	1,582	(601)	(470)
Accrued product warranty	565	300	(173)
Litigation suspense	19,500	—	—
Deferred revenue	587	355	(318)
Net cash provided by (used in) operating activities	12,772	(11,576)	(7,519)
Cash flows from investing activities:
Purchases of property and equipment	(691)	(231)	(315)
Net cash used in investing activities	(691)	(231)	(315)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	18,583	10,206
Borrowings under notes payable and bank lines of credit	(14)	—	1,303
Repayments of notes payable and bank lines of credit	—	(134)	(3,594)
Payments on capital lease financing	(2)	(24)	(11)
Net cash provided by (used in) financing activities	(16)	18,425	7,904
Effect of exchange rates on cash and cash equivalents	(76)	76	(26)
Net increase in cash and cash equivalents	11,989	6,694	44
Cash and cash equivalents at beginning of year	13,787	7,093	7,049
Cash and cash equivalents at end of year	$25,776	$13,787	$7,093
Supplemental disclosures of cash paid during the year for:
Interest	$6	$10	$27
Supplemental disclosure of non-cash investing and financing activities
Transfer of demo lab equipment between inventory and fixed assets	$314	$725	$—

Supplemental Schedule of Non Cash Investing Activities (amounts in thousands, except shares):

         On May 28, 2004, Tegal purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”), a development stage company, for 1,410,632 shares of common stockvalued at $2,342, $150 in debt forgiveness, approximately $50 in assumed liabilities, and $158 in acquisition costs, pursuant to a purchase agreement dated April 28, 2004. The following table representstheallocation of the purchase price for FDSI. In estimating the fair value of assets acquired and liabilities assumed management considered various factors, including an independent appraisal.

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

The Company was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc. The predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. Tegal completed it's initial public offering in October 1995.

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

On November 11, 2003, the Company acquired substantially all of the assets and certain liabilities of Simplus Systems Corporation, (“Simplus”), a development stage company. Simplus had developed a deposition cluster tool and certain patented processes for barrier, copper seed and high-K dielectric applications. Simplus had coined the term “nano-layer deposition” or “NLD” to describe its unique approach to molecular organic chemical vapor deposition (“MOCVD”). The Company is continuing to develop these NLD processes and related tools, and are in the process of marketing them to a limited number of key customers and joint development partners.

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

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Accounts denominated in foreign currencies are translated using the foreign currencies as the functional currencies. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange and revenues and expenses are translated using weighted average rates. The effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses from foreign currency transactions are included in the statements of operations as a component of other income (expense), net.

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

At March 31, 2007 and 2006 all of the Company’s investments are classified as cash equivalents in the consolidated balance sheets. The investment portfolio at March 31, 2007 and 2006 is comprised of money market funds. At March 31, 2007 and 2006, the fair value of the Company’s investments approximated cost.

Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, bank lines of credit, notes payable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. The Company has foreign subsidiaries, which operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company does not hold derivative financial instruments for speculative purposes. Foreign currency gains and losses included in other income (expense), net were not significant for the years ended March 31, 2007, 2006, and 2005.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company’s temporary investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the U.S., Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of March 31, 2007, three customers accounted for approximately 86.3% of the accounts receivable balance. As of March 31, 2006, one customer accounted for approximately 63.4% of the accounts receivable balance.

Inventories

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. The Company estimates the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. The Company establishes a provision for inventories in excess of production demand. Should actual production demand differ from the Company’s estimates, additional inventory provision may be required. The excess and obsolete provision is only released if and when the related inventory is sold or scrapped. The inventory provision balance at March 31, 2007 and 2006 was $3,908 and $7,136, respectively. The inventory provision write down for the years ended March 31, 2007 and 2006 was ($3,227) and ($1,146), respectively.

The Company periodically analyze any systems that are in finished goods inventory to determine if they are suitable for current customer requirements. At the present time, the company’s policy is that, if after approximately 18 months, it determines that a sale will not take place within the next 12 months and the system would be useable for customer demonstrations or training, it is transferred to fixed assets. Otherwise, it is expensed.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of the estimated useful life of the improvements or the lease term. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in the results of operations. The Company generally depreciates its assets over the following periods:

Years
Furniture and machinery and equipment	7
Computer and software	3 - 5
Leasehold improvements	5 or remaining lease life

Identified Intangible Assets

  Acquisition-related intangibles include non-compete agreements, patents, unpatented technology, and trade name that are amortized on a straight-line basis over periods ranging from 5 years to 15 years. Also included in acquisition-related intangibles is workforce-in-place related to acquisitions that did not qualify as business combinations. The Company performs an ongoing review of its identified intangible assets to determine if facts and circumstances exist that indicate the useful life is shorter than originally estimated or the carrying amount may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flow associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. No impairment charge has been recorded for the years ended 2007, 2006, and 2005, respectively.

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

Revenue Recognition

Each sale of our equipment is evaluated on an individual basis in regard to revenue recognition. The Company has integrated in its evaluation the related interpretative guidance included in Topic 13 of the codification of staff accounting bulletins, and recognize the role of the EITF consensus on Issue 00-21. The Company first refers to EITF 00-21 in order to determine if there is more than one unit of accounting and then the Company refers to SAB104 for revenue recognition topics for the unit of accounting. The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectibility is reasonably assured.

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

For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The revenue on these transactions is deferred and recorded as deferred revenue. As of March 31, 2007 and 2006, deferred revenue as related to systems was $1,039 and $455, respectively. We reserve for warranty costs at the time the related revenue is recognized.

Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service revenue is included in deferred revenue. At March 31, 2007 and 2006, respectively, $25 and $22 of deferred revenue was related to service contracts.

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

Stock-Based Compensation

The Company has adopted several stock plans that provide equity instruments to the Company’s employees and non-employee directors. The Company’s plans include incentive and non-statutory stock options and restricted stock awards. Stock options and restricted stock awards generally vest ratably over a four-year period on the anniversary date of the grant, and expire ten years after the grant date. On occasion restricted stock awards may vest on the achievement of specific performance targets. The Company also has employee stock purchase plans that allow qualified employees to purchase Company shares at 85% of the fair market value on specified dates. The difference between the purchase value and the market value is expensed as compensation.

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

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004) “Accounting for Stock Based Compensation” (SFAS 123R) using the modified prospective transition method. Under that transition method, the Company recognized compensation expense of $1,664 for the fiscal year 2007, which included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, the Company recognized forfeitures as they occurred. In addition, the Company elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006. Results in prior periods have not been restated.

The total compensation expense related to non-vested awards not yet recognized is $3,256. The weighted average period for which it is expected to be recognized is 2 years.

The following assumptions are included in the estimated grant date fair value calculations for the Company’s stock option awards and Employee Qualified Stock Purchase Plan (“Employee Stock Purchase Plan”):

	2007	2006	2005
Expected life (years):
Stock options	4.0	4.0	4.0
Employee stock purchase plan	0.5	0.5	0.5
Volatility:
Stock options	96%	63%	90%
Employee stock purchase plan	96%	63%	90%
Risk-free interest rate	4.5%	4.61%	2.84%
Dividend yield	0%	0%	0%

Had the Company recorded compensation costs based on the estimated grant date fair value (as defined by SFAS 123) for awards granted under its stock option plans and Employee Plan, the Company’s net loss and loss per share would have been increased to the proforma amounts below for the years ended March 31, 2006 and 2005:

	2006	2005
Net loss as reported	$(8,880)	$(15,363)
Proforma compensation expense at fair value	$(1,770)	$(1,244)
Proforma net loss	$(10,650)	$(16,607)
Net loss per share as reported - basic and diluted	$(1.50)	$(3.93)
Proforma net loss per share:
Basic and diluted	$(1.80)	$(4.32)

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

Note 2. Balance Sheet and Statement of Operations Detail

Inventories, net consisted of:

	March 31,
	2007	2006
Raw materials	$1,315	$1,692
Work in process	2,928	4,173
Finished goods and spares	1,324	1,835
	$5,567	$7,700

The inventory provision at March 31, 2007 and 2006 was $3,908 and $7,136, respectively.

Property and equipment, net, consisted of:

	March 31,
	2007	2006
Machinery and equipment	$2,605	$3,481
Demo lab equipment	1,295	2,028
Computer and software	1,152	1,623
Leasehold improvements	3,198	3,528
	8,250	10,660
Less accumulated depreciation and amortization	(6,899)	(8,811)
	$1,351	$1,849

Machinery and equipment at March 31, 2007 and 2006, includes approximately $43 and $56, respectively, of assets under leases that have been capitalized. Accumulated amortization for such equipment approximated $42 and $42, respectively. Depreciation expense for years ended March 31, 2007, 2006, and 2005 were $526, $871, and $1,123, respectively.

A summary of accrued expenses and other current liabilities follows:

	March 31,
	2007	2006
Accrued compensation costs	$1,089	$1,261
Income taxes payable	27	13
Customer deposits	1,063	2
Sales tax payable	302	79
Other	1,109	620
	$3,590	$1,975

Product warranty and guarantees:

The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized. The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected. Warranty activity for the years ended March 31, 2007 and 2006 is as follows:

	Year ended March 31,
	2007	2006
Balance at the beginning of the period	$506	$252
Additional warranty accruals for warranties issued during the year	1,140	496
Settlements made during the year	(545)	(242)
Balance at the end of the year	$1,101	$506

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

Note 3. Earnings Per Share

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted net loss per share on the face of the statement of operations. Basic EPS is computed by dividing loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period. All amounts in the following table are in thousands except per share data.

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended March 31,
	2007	2006	2005
Net loss applicable to common stockholders	$(13,213)	$(8,880)	$(15,363)
Basic and diluted:
Weighted-average common shares outstanding	7,065	5,903	3,907
Less weighted-average common shares subject to repurchase	—	—	—
Weighted-average common shares used in computing basic and diluted net loss per common share	7,065	5,903	3,907
Basic and diluted net loss per common share	$(1.87)	$(1.50)	$(3.93)

Outstanding options, warrants and restricted stock equivalent of 2,537,429; 2,410,772; and 997,017 shares of common stock at a weighted-average exercise price of $11.36, $13.92, and $25.80, per share on March 31, 2007, 2006 and 2005 respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could potentially dilute earnings per share in future periods.

Note 4. Notes Payable and Bank Lines of Credit

As of March 31, 2007, the Company’s Japanese subsidiary had $8 used on lines of credit which are collateralized by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two credit lines have a total borrowing capacity 150 million yen (approximately $1,271 at exchange rates prevailing on March 31, 2007), which are secured by Japanese customer promissory notes held by such subsidiary in advance of payment on customers’ accounts receivable. The two Japanese bank lines bear interest at Japanese prime 1.375% as of March 31, 2007, plus 0.875% and 1.5%, respectively.

Notes payable at March 31, 2007, consisted of capital lease obligations of $2 excluding the interest portion.

Note 5. Income Taxes

Components of income (loss) before income taxes are as follows:

Year ended March 31,	2007	2006	2005

Domestic	$(15,261)	$(6,884)	$(14,478)
Foreign	2,048	(2,528)	(885)
	$(13,213)	$(9,412)	$(15,363)

Components of the provision for income taxes are as follows:

Year ended March 31	2007	2006	2005

Current:
U.S. Federal	$—	$—	$—
State & Local	—	—	—
Foreign (credit)	—	(532)	—
$ —		$(532)	$—
Deferred
U.S. Federal	—	—	—
State & Local	—	—	—
Foreign (credit)	—	—	—
	—	—	—

Total	$—	$(532)	$—

The income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

Year ended March 31,	2007	2006	2005

Income tax provision at U.S. Statutory Rate	$(4,493)	$(3,200)	$(4,651)
State taxes net of federal benefit	(534)	(295)	(303)
Foreign differential	(696)	860	301
Current year tax credits	(48)	(441)	—
Transfer price reserve no longer required	—	(532)	—
Change in valuation allowance	5,681	2,080	4,739
Change in deferred state tax rate	—	600	—
Other	90	396	(86)

Income tax expense/(income)	$—	$(532)	$—

Components of deferred taxes are as follows:

Year ended March 31,	2007	2006	2005

Revenue recognition for tax and deferred for book	$—	$57	$45
Non-deductible accruals and reserves	3,194	3,459	4,322
Net operating loss carryforward	32,656	26,997	24,356
Credits	3,597	3,549	3,004
Uniform cap adjustment	721	457	566
Other	140	108	254

Total	40,308	34,627	32,547
Valuation allowance	(40,308)	(34,627)	(32,547)
Net deferred tax asset	$—	$—	$—

We have recorded no net deferred tax assets for the years ended March 31, 2007 and 2006, respectively. The Company has provided a valuation allowance of $40.3 million and $34.6 million at March 31, 2007 and 2006, respectively. The valuation allowance fully reserves all net operating loss carryforwards, credits and non-deductible accruals and reserves, for which realization of future benefit is uncertain. The realization of net operating losses may be limited due to change of ownership rules. The valuation allowance increased by $5.7 million and $2.1 million during the years ended March 31, 2007 and 2006, respectively.

At March 31, 2007, the Company has net operating loss carryforwards of approximately $88.8 million and $42.3 million for federal and state tax purposes, respectively, which will begin to expire in the year ended March 31, 2008.

At March 31, 2007, the Company also has research and experimentation credit carryforwards of $2.6 million and $1.4 million for federal and state income tax purposes, respectively, which will begin to expire in the year ended March 31, 2010.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry-forwards in certain situations where changes occur in the stock ownership of a corporation during a certain time period. In the event the company had incurred a change in ownership, utilization of the carry-forwards could be significantly restricted.

Note 6. Accounting for Restructure Expense

During the fiscal year ended March 31, 2007, there were no severance charges and no outstanding liability.

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

Note 7. Commitments and Contingencies

The Company has several non-cancelable operating leases and capital leases, primarily for general office, production and warehouse facilities, that expire over the next five years. Future minimum lease payments under these leases are as follows:

Year Ending March 31, 2007	Capital Leases	Operating Leases
	As of March 31, 2007
2008	$5	$642
2009	—	344
2010	—	212
2011	—	34
2012	—	20
Thereafter	—	—
Total minimum lease payments	$5	$1,252
Less amount representing interest	3
Present value of minimum lease payments	2
Less current portion	2
Long term capital lease obligation	—

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases, net of sublease income, was $1,636, $2,671, and $1,426, during the years ended March 31, 2007, 2006, and 2005, respectively.

The Company maintains our headquarters, encompassing our executive office, manufacturing, engineering and research and development operations, in one leased 39,414 square foot facility in Petaluma, California. We have office space in a leased 13,300 square foot facility in San Jose, California.

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

On November 13, 2006, following commencement of the trial, all the parties in the litigation agreed on terms of a settlement, which was filed with the court. The settlement also calls for the transfer of assets related to PVD technology from AMS to SFI and the dissolution of AMS as of March 1, 2007. The Avago Cross-Complaint was also dismissed as part of the settlement. A final confidential settlement and release of claims was executed among the parties on December 21, 2006.

The two law firms representing SFI in this matter claim they are entitled as a result of the settlement to receive contingent fees from the Company and SFI. Keker & Van Nest LLP (“KVN”) claims fees in the amount of $6,717; Gonzalez & Leigh LLP (“G&L”) claims fees in the amount of $2,249. The Company has initiated proceedings with the Bar Association of San Francisco (“BASF”), pursuant to California statutes, to dispute the claims of both firms. KVN has filed suit against the Company and SFI in San Francisco Superior Court, the action is stayed pending completion of the BASF proceedings. G&L has not filed suit. The Company has identified legal and factual defenses to substantial elements of both claims and is vigorously contesting the claims.

As a result of the dispute described above, as of March 31, 2007, the Company placed $19,500, representing the gross cash proceeds from the recent settlement of this litigation into suspense. Since the amount in dispute cannot be determined with reasonable certainty until the dispute is resolved, the Company has elected to suspend the entire amount, in accordance with SFAS 5, “Accounting for Contingencies.”

Note 8. 2% Convertible Debentures

On June 30, 2003, the Company signed definitive agreements with investors to raise up to $7,165 in a private placement of convertible debt financing to be completed in two tranches. The first tranche closed on June 30, 2003 and the second tranche closed on September 9, 2003. The transaction was a sale of convertible debentures with warrants attached, that accrued interest at the rate of 2% payable in-kind. In addition, the Company paid a fee to certain financial advisors, both in cash and in warrants.

On both closing dates of the transaction, the market price of the Company’s common stock exceeded the conversion price of the debentures as well as the strike price of the warrants, giving rise to a “beneficial conversion” feature of the transaction which was accounted for under the provisions of EITF 00-27, Application of Issue 98-5 to Certain Convertible Instruments. A beneficial feature also existed in connection with the conversion of the interest on the debentures into shares of common stock.

As of June 30, 2004, debenture holders had converted all the debentures in the principal amount of $7,165 into 1,705,952 shares of the Company’s common stock. Of the 295,203 shares that were registered for payment of interest in-kind, 12,255 shares had been issued for such interest payments, and the interest obligation to the debenture holders had been satisfied in full.

The debenture holders had also exercised warrants to purchase 186,652 shares (plus 14,058 warrants remitted as payments for stock under a cash-less exercise provision of the warrant agreement) of the Company’s common stock. As of March 31, 2007, there remained unexercised warrants held by the debenture holders for 126,245 shares of the Company’s common stock. The relative fair value of the warrants has been classified as equity with the beneficial conversion feature because it meets all the equity classification criteria of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

Also in connection with this transaction, the Company was required to pay a cash fee of up to 6.65% of the gross proceeds of the debentures to certain financial advisors, who were also granted warrants to purchase additional shares of the Company’s common stock. During fiscal years ended on both March 31, 2006 and March 31, 2007, no financial advisors exercised their warrants, leaving advisor warrants for 16,344 shares unexercised at the end of the year.

The value of the beneficial conversion feature, warrants and debt issuance costs were amortized as interest expense over the life of the debt using the effective interest method. Related interest expense for fiscal 2005 amounted to $2,019. This amount is comprised of nominal interest, amortization of beneficial conversion feature and amortization of debt issuance costs.

During fiscal 2005, the principal and interest amount of the debentures converted was $1,688, which converted into 402,093 shares of the Company’s common stock. All debt issuance costs were fully amortized at March 31, 2005.

Note 9. Acquisition and Intangible Assets

First Derivative Systems, Inc:

On May 28, 2004, Tegal purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”), a development stage company, for 117,552 shares of common stock valued at $2,342, $150 in debt forgiveness, approximately $50 in assumed liabilities, and $158 in acquisition costs,. All of the shares of common stock were registered with the Securities and Exchange Commission through the filing of a S-3 in October 2004. In addition, the Company entered into employment agreements with key FDSI personnel. FDSI, a development stage company, had developed a high-throughput, low cost-of-ownership physical vapor deposition (“PVD”) system with highly differentiated technology for leading edge memory and logic device production on 200 and 300 millimeter wafers. This transaction was accounted for as a purchase of assets in accordance with EITF Issue No. 98-3, “Determining whether a nonmonetary transaction involves receipt of productive assets or of a business.”

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

Fair value of fixed assets acquired	$111
Non compete agreements	203
Patents	733
In-process research and development (“IPR&D”)	1,653
Debt forgiveness	(150)
Assumed liabilities	(50)
$2,500

The assets will be amortized over a period of years shown on the following table:

Fixed assets acquired	3 to 5 years
Non compete agreements	3 years
Patents	15 years

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

Intangibles:

As of March 31, 2007, intangible assets, net consisted of the following:

	Gross	Accumulated Amortization	Net
Technology	$782	$(448)	$334
Trade name	253	(145)	108
Non compete agreements	254	(242)	12
Patents	1,072	(365)	707
Total	$2,361	$(1,200)	$1,161

As of March 31, 2006, intangible assets, net consisted of the following:

	Gross	Accumulated Amortization	Net
Technology	$782	$(350)	$432
Trade name	253	(114)	139
Workforce	254	(175)	79
Patents	1,072	(248)	824
Total	$2,361	$(887)	$1,474

The estimated future amortization expense of intangible assets as of March 31, 2007 is as follows:

2008	$257
2009	223
2010	178
2011	103
2012	49
Thereafter	351
$1,161

Note 10. Sale of Common Stock and Warrants

Effective July 6, 2005, the Company entered into a Purchase Agreement with certain accredited investors pursuant to which it sold to them an aggregate of 2,570,000 shares of our common stock at a purchase price of $7.80 per share and warrants to purchase an aggregate of 1,285,000 shares of our common stock at an exercise price of $12.00 per share. All of these securities were sold in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended, solely to accredited investors, as defined in Rule 501 of the Act. This financing transaction is referred to herein as the “2005 PIPE”.

In the initial closing of the 2005 PIPE on July 12, 2005, the Company sold 525,000 shares at a purchase price of $7.80 per share and five-year warrants to purchase an aggregate of 262,500 shares of common stock at an exercise price of $12.00 per share to the investors at an aggregate purchase price of $4,095. In connection with the 2005 PIPE, the Company granted to the investors registration rights. The effective date of the Form S-3 registration statement registering the shares issued in the initial closing was August 25, 2005.

In the second closing of the 2005 PIPE on September 19, 2005, the Company sold 2,045,000 shares at a purchase price of $7.80 per share and five-year warrants to purchase an aggregate of 1,022,500 shares of common stock at an exercise price of $12.00 per share to the investors at an aggregate purchase price of $15,951. The effective date of the Form S-3 registration statement registering the shares issued in the second closing was October 24, 2005.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the fair value of the warrants in the second closing of the 2005 PIPE on the date of grant was estimated to be $6,621 using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.5%, the contractual life of 5 years and volatility of 115%. The warrants’ fair value was reported as a contingent liability at the time of grant, with a corresponding charge to common stock. At September 30, 2005, the fair value of the warrants was estimated to be $6,295 using the Black-Scholes option pricing model with the same assumptions. At March 31, 2006, the impact of this transaction was $435 recorded as other income (expense) and there is no longer a contingent liability.

The Company paid a placement fee of $1,453 (equal to 7% of the Company’s gross proceeds for both transactions) to Dahlman Rose & Company LLC, the Company’s financial advisor for the 2005 PIPE.

On September 13, 2005 the Company issued 41,666 warrants at $8.28 as consideration for an amendment to the current lease of the Company’s headquarters to reduce the termination fee. The value of the warrants of $655 was based on the fair value of the termination penalty reduction offset by the exercise price of the warrant and recorded as rent expense.

During fiscal year 2006, the Company entered into a contract with certain consultants of the Company pursuant to which the Company will issue warrants on a monthly basis in lieu of cash payments for two years, dependant upon the continuation of the contract and the achievement of certain performance goals. These warrants are valued and expensed on a monthly basis upon issuance. During the fiscal year March 31, 2006, the Company issued warrants to purchase 40,267 shares of the Company's common stock to service providers for services rendered. During the fiscal year ended March 31, 2006, the warrants were valued at $253 using the Black-Scholes model with an exercise price at the market value on the day of the grant and an average interest rate of 3.99% and 3.11% respectively. The life of the warrants is five and seven years with the volatility of 115% and 118%, respectively.

During fiscal year 2007, the Company issued 9,996 warrants valued at $69 using the Black Scholes model with an exercise price at the market value on the day of the grant and an average interest rate of 4.51% and a 5 year life.

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

In connection with the agreement, the Company issued fully vested warrants to Kingsbridge Capital to purchase 25,000 shares of the Company's common stock at an exercise price of $49.32 per share. The fair value of such options, which amounted to approximately $756 was capitalized as a transaction cost. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 114%, term of five years, risk free interest of 3.91% and underlying stock price equal to fair market value at the time of grant. All warrants in connection to this transaction were outstanding at March 31,2007.

During the fiscal year end March 31, 2005, the Company issued to Kingsbridge Capital, Ltd. a total of 708,861 shares of its common stock. Gross proceeds from the sale of stock were $10,380. The discount to the volume-weighted average market price was $1,153 that was charged against equity as stock issuance cost. In addition to $623 in cash payments, the Company issued warrants to purchase 1,977, 1,807, 2,007 and 1,295 shares of common stock at $17.40, $18.72, $23.04 and $16.20 respectively, to advisors, in connection with the sale of stock to Kingsbridge which were charged against equity as stock issuance costs. Pursuant to our agreement, broker fees of 6% in cash and 1% of stock in the form of warrants were paid upon each drawdown of the facility. Additionally, warrants issued at the time of the agreement were held in current assets and have been fully amortized as of March 31, 2005 and charged against equity as stock issuance costs. The Company does not anticipate any further sales of shares to Kingsbridge.

The selling price of the stock was negotiated as a function of market price based on a specific formula. The discount was accounted for as a cost of capital and netted against additional paid-in capital. Since the transaction was related to the sale of our own common stock, it was excluded from the determination of net income.

At March 31, 2007 there were 1,527,784 warrants outstanding.

Note 11. Employee Benefit Plans

Equity Incentive Plan

Pursuant to the Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”), options and stock purchase rights to purchase 291,666 shares of common stock could be granted to management and consultants. The exercise price of options and the purchase price of stock purchase rights generally has been the fair value of the Company’s common stock on the date of grant. At the date of issuance of the stock options, all options are exercisable; however the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment or consulting agreement at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. Incentive stock options are exercisable for up to ten years from the grant date of the option. Nonqualified stock options are exercisable for up to 15 years from the grant date of the option. The Equity Incentive Plan expired in December 1999. As of March 31, 2007, 1,041 shares were available for issuance under the Equity Incentive Plan as of March 31, 2007.

1990 Stock Option Plan

Pursuant to the terms of the Company’s 1990 Stock Option Plan (“1990 Option Plan”), options and stock purchase rights to purchase 45,833 shares of common stock could be granted to employees of the Company or its affiliates. Incentive stock options are exercisable for a period of up to ten years from the date of grant of the option and nonqualified stock options are exercisable for a period of up to ten years and two days from the date of grant of the option. At the date of issuance of the stock options, all options are exercisable; however, the Company has the right to repurchase any stock acquired pursuant to the exercise of stock options upon termination of employment at the original exercise price for up to four years from the date the options were granted, with the repurchase rights ratably expiring over that period of time. The 1990 Option Plan expired on March 10, 2000. As of March 2007, 4,490 shares were available for issuance under the 1990 Option Plan as of March 31, 2007.

1998 Equity Participation Plan

Pursuant to the terms of the Company’s Amended 1998 Equity Participation Plan (“Equity Plan”), which was authorized as a successor plan to the Company’s Equity Incentive Plan and 1990 Option Plan, 1,666,666 shares of common stock may be granted upon the exercise of options and stock appreciation rights or upon the vesting of restricted stock awards. The exercise price of options generally will be the fair value of the Company’s common stock on the date of grant. Options are generally subject to vesting at the discretion of the Compensation Committee of the Board of Directors (the “Committee”). At the discretion of the Committee, vesting may be accelerated when the fair market value of the Company’s stock equals a certain price established by the Committee on the date of grant. Incentive stock options will be exercisable for up to ten years from the grant date of the option. Non-qualified stock options will be exercisable for a maximum term to be set by the Committee upon grant. As of March 31, 2007, 1,490,401 shares were available for issuance under the Equity Plan.

Directors Stock Option Plan

Pursuant to the terms of the Stock Option Plan for Outside Directors, as amended, (“Directors Plan”), up to 333,333 shares of common stock may be granted to outside directors. Under the Directors Plan, each outside director who was elected or appointed to the Board on or after September 15, 1998 shall be granted an option to purchase 8,333 shares of common stock and on each second anniversary after the applicable election or appointment shall receive an additional option to purchase 4,166 shares, provided that such outside director continues to serve as an outside director on that date. For each outside director, 1/12th of the total number of shares will vest on the first day of each calendar month following the date of Option grant, contingent upon continued service as a director. Vesting may be accelerated, at the discretion of the Board, when the fair market value of the Company’s stock equals a certain price set by the Board on the date of grant of the option. The Directors Plan allows for additional grants at the discretion of the Compensation Committee. As of March 31, 2007, 330,417 shares were available for issuance under the Directors Plan.

Employee Qualified Stock Purchase Plan

The Company has offered an Employee Qualified Stock Purchase Plan (“Employee Plan”) under which rights are granted to purchase shares of common stock at 85% of the lesser of the market value of such shares at the beginning of a six month offering period or at the end of that six month period. The difference between the market price of the stock and the purchase price is expensed as compensation. Under the Employee Plan, the Company is authorized to issue up to 83,333 shares of common stock. 2,664 common stock shares were purchased in fiscal 2007 and 2,779 common stock shares were purchased in fiscal 2006. Shares available for future purchase under the Employee Plan were 40,071 at March 31, 2007.

Savings and Investment Plan

The Company has established a defined contribution plan that covers substantially all U.S. employees. Employee contributions of up to 4% of each U.S. employee’s compensation will be matched by the Company based upon a percentage to be determined annually by the Board. Employees may contribute up to 15% of their compensation, not to exceed a prescribed maximum amount. The Company made contributions to the plan of $13, $13, and $15 in the years ended March 31, 2007, 2006, and 2005, respectively.

Note 12. Stock Based Compensation

A summary of stock option and warrant activity during the year ended March 31, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in yrs.)	Value
Beginning outstanding	2,001,337	$ 13.70
Granted
Price = market value	414,563	$ 4.62
Total	414,563	$ 4.62
Exercised	—	$ 0.00
Cancelled
Forfeited	(74,109)	$ 5.00
Expired	(290,045)	$ 19.45
Total	(364,154)	$ 16.51

Ending outstanding	2,051,746	$ 11.36	4.75	$ 23
Ending vested and expected to vest	1,994,135	$ 11.55	4.75	$ 20
Ending exercisable	1,750,421	$ 12.48	3.98	$ 10

The aggregate intrinsic value of options and warrants outstanding at March 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of March 31, 2007.

The weighted average estimated grant date fair value, as defined by SFAS No.123, for stock option awards granted during fiscal 2007, 2006 and 2005 was $3.20, $4.92, and $10.20 per option, respectively.

The following table summarizes information with respect to stock options and warrants outstanding as of March 31, 2007

		Number Outstanding	Weighted Average		Number Exercisable	Weighted Average
Range of Exercise Prices		As of March 31, 2007	Remaining Contractual Term (in years)	Weighted Average Exercise Price	As of March 31, 2007	Exercise Price As of March 31, 2007
$4.20	$4.20	16,344	1.44	$4.20	16,344	$4.20
4.60	4.60	304,653	9.43	4.60	45,000	4.60
4.68	7.08	223,943	5.49	6.15	186,026	6.16
7.20	8.28	75,412	7.67	8.19	75,412	8.19
12.00	12.00	1,284,990	3.43	12.00	1,284,990	12.00
12.36	73.50	137,662	4.46	26.11	133,907	26.46
92.26	92.26	416	2.94	92.26	416	92.26
92.52	92.52	4,165	2.88	92.52	4,165	92.52
99.00	99.00	2,498	2.99	99.00	2,498	99.00
105.00	105.00	1,663	1.73	105.00	1,663	105.00

$4.20	$105.00	2,051,746	4.75	$11.37	1,750,421	$12.48

The weighted average estimated grant date fair values per share, for rights granted under the employee stock purchase plan during fiscal 2007, 2006 and 2005 were $3.82, $4.80, and $9.84 respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock award activity for the period ended March 31, 2007:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Balance March 31, 2006	106,248	$9.68
Granted	694,752	$5.09
Vested	—	—
Forfeited	(231,985)	—
Released	(83,332)	$9.96
Balance, March 31, 2007	485,683	$4.73

Unvested restricted stock at March 31, 2007

As of March 31, 2007 there was $3,256 of total unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted average period of 2 years.

Unvested stock options at March 31, 2007

As of March 31, 2007 there was $1,360 of total unrecognized compensation cost related to stock options which is expected to be recognized in the over the next 4 years.

Note 13. Geographical Information

Tegal operates in one segment for the manufacture, marketing and servicing of integrated circuit fabrication equipment. In accordance with SFAS No. 131 (“SFAS 131”) “Disclosures About Segments of an Enterprise and Related Information,” Tegal’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. All material operating units qualify for aggregation under SFAS 131 due to their identical customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since Tegal operates in one segment and in one group of similar products and services, all financial segment and product line information required by SFAS 131 can be found in the consolidated financial statements.

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist of property, plant and equipment and intangible assets, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

Revenues:	Years Ended March 31,
Sales to customers located in:	2007	2006	2005
United States	$7,398	$5,142	$4,445
Asia, excluding Japan	7,008	5,624	1,372
Japan	2,042	2,312	6,312
Germany	3,115	2,313	397
Italy	1,474	386	498
Europe, excluding Germany and Italy	1,226	5,980	1,864
Total sales	$22,263	$21,757	$14,888

	March 31,
	2007	2006
Long-lived assets at year-end:
United States	$2,502	$3,296
Europe	10	16
Japan	0	8
Asia, excluding Japan	0	3
Total long-lived assets	$2,512	$3,323

The Company’s sales are primarily to domestic and international semiconductor manufacturers. The composition of the Company’s top five customers has changed from year to year, but net system sales to its top five customers in each of fiscal 2007, 2006, and 2005 accounted for 77.8%, 68.9%, and 80.0%, respectively, of total net system sales. ST Microelectronics and International Rectifier accounted for 43.1% and 13.4% respectively, of our total revenue in fiscal 2007. ST Microelectronics accounted for 54.3% of the Company’s total revenue in fiscal 2006. Fujitsu, Western Digital, and RF Micro Devices accounted for 38.2%, 12.8% and 10.1% respectively, of the Company’s net system sales in 2005. Other than the previously listed customers, no single customer represented more than 10% of the Company’s total revenue in fiscal 2007, 2006, and 2005.

Note 14. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments”  - an amendment of FASB Statements No. 133 and 140 (“SFAS 155"). SFAS 155 will be effective for the Company beginning in the first quarter of fiscal 2008. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is assessing the impact of the adoption of SFAS 155.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two approaches commonly used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for us as of March 31, 2007. The adoption of SAB 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently assessing the impact that the adoption of SFAS 159 may have on our consolidated financial position, results of operations or cash flows.

Quarterly Results of Operations (Unaudited)

The following table sets forth our unaudited selected financial data for each of the eight quarterly periods in the two-year period, ended March 31, 2007:

	Three Months Ended
	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005
	(In thousands, except per share data)
Quarterly Financial Data:
Revenue	$6,197	$4,377	$5,113	$6,576	$6,053	$6,246	$6,406	$3,052
Gross profit	1,955	(1,326)	2,400	2,498	1,217	1,681	2,443	675
Net loss	(2,005)	(6,125)	(3,281)	(1,802)	(1,788)	(1,904)	(2,681)	(2,507)
Net loss per share* Basic and diluted	(0.28)	(0.86)	(0.47)	(0.26)	(0.26)	(0.27)	(0.51)	(0.57)

• Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss  per share may not equal the annual net loss per share.

• The number of shares outstanding reflects a 1-for-12 reverse stock split effected by the Registrant on July 25, 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 19, 2006, the Company changed independent registered public accounting firms from Moss Adams LLP to Burr, Pilger & Mayer LLP. During the period from July 9, 2004 through August 18, 2006 when Moss Adams served as the Company’s independent registered public accounting firm, there were no reportable events, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.   Under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal control over financial reporting.   As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

Limitations of the effectiveness of internal control.   A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Report in that we will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Audit Committee Report included in the Proxy Statement.

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

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement under the caption “Independent Registered Public Accounting Firm”.

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

The Company’s Financial Statements and notes thereto appear in this Form 10-K according to the following Index of Consolidated Financial Statements:

(2) Financial Statement Schedule

Page
Schedule II — Valuation and Qualifying Accounts	50

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the consolidated financial statements or related notes.

(b) Exhibits

The following exhibits are referenced or included in this report:

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended
3.2	Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 included in Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006)
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
10.5

Form of Security Agreement between the Registrant and Orin Hirschmann dated June 30, 2003 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)

**10.6

Fifth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to the Registrant’s Quarterly Report on 10-Q, for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006

**10.7

Eighth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 14, 2006.

**10.8

Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Registrant’s revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004)

**10.9

1990 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)

**10.10

Form of Non-Qualified Stock Option Agreement for Employees from the Seventh Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004)

**10.11

Form of Restricted Stock Unit Aware Agreement from the Eighth Amended and Restated 1998 Equity Participation (incorporated by reference to Exhibit 10.5.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005)

**10.12

Employment Agreement between the Registrant and Thomas Mika dated as of August 12, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 filed with the Securities and Exchange Commission on June 27, 2003)

**10.13

Employment Agreement between the Registrant and Steve Selbrede dated as of May 3, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission on June 29, 2005)

10.14

Stock Purchase agreement between Tegal and the investor parties there to (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005)

10.15

Form of Warrant Agreement between Tegal and the investor parties there to (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005).

10.16

Lease, dated December 21, 2005, by and between BRE/PCCP Orchard LLC, as Landlord, and Tegal Corporation, as Tenant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the Securities and Exchange Commission on February 10, 2006).

10.17

Sublease Agreement, dated December 30, 2005, by and between Silicon Genesis Corporation, as Sublandlord, and Tegal Corporation, as Subtenant (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the Securities and Exchange Commission on February 10, 2006).

**10.18

Restricted Stock Unit Award Agreement between Tegal Corporation and Brad Mattson, dated July 5, 2005 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 11, 2005).

**10.19

Letter Agreement, dated July 5, 2005, between Tegal Corporation and Brad Mattson (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005).

**10.20

Restricted Stock Unit Award Agreement between Tegal Corporation and Tom Mika, dated July 5, 2005, (incorporate by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005).

10.23†	Exclusive Distributor Agreement, dated as of October 1, 2006, between Tegal Corporation and Noah Corporation.
16.1

Letter of Moss Adams LLP to the Securities and Exchange Commission dated August 25, 2006 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2006).

21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm - Burr, Pilger & Mayer LLP.
23.2	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP.
24.1	Power of Attorney (included on signature page hereto).
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.

† Registrant has requested confidential treatment pursuant to Exchange Act Rule 24b-2 for portions of this exhibit.

** Management contract for compensatory plan or arrangement.

TEGAL CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2005, 2006, 2007

Description	Balance At Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance At End of Year
Year ended March 31, 2005:
Allowances for doubtful accounts	(210)	(335)	—	3	(542)
Sales returns and allowances	(59)	69	—	—	10
Cash discounts	(1)	(6)	—	6	(1)
Year ended March 31, 2006:
Allowances for doubtful accounts	(542)	(18)	—	381	(179)
Sales returns and allowances	(10)	(15)	—	—	(25)
Cash discounts	1	(3)	—	—	(2)
Year ended March 31, 2007:
Allowances for doubtful accounts	(179)	(134)	—	33	(280)
Sales returns and allowances	(25)	(102)	—	—	(127)
Cash discounts	(2)	(7)	—	1	(6)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Tegal Corporation

                                By: ____/s/_        THOMAS R. MIKA_________
                     Thomas R. Mika
          President, Chief Executive Officer and Chairman of the Board

Dated: June 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS R. MIKA	President, CEO, and Chairman of the Board	June 29, 2007
Thomas R. Mika	(Principal Executive Officer)

/s/ CHRISTINE T. HERGENROTHER*	Chief Financial Officer (Principal	June 29, 2007
Christine T. Hergenrother	Financial and Accounting Officer)

/s/ EDWARD A. DOHRING*	Director	June 29, 2007
Edward A. Dohring

/s/ JEFFREY M. KRAUSS*	Director	June 29, 2007
Jeffrey M. Krauss

/s/ DUANE WADSWORTH*	Director	June 29, 2007
Duane Wadsworth

*By: /s/ THOMAS R. MIKA
Thomas R. Mika
Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended
3.2	Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 included in Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006)
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
10.5

Form of Security Agreement between the Registrant and Orin Hirschmann dated June 30, 2003 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003)

**10.6

Fifth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to the Registrant’s Quarterly Report on 10-Q, for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006

**10.7

Eighth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 14, 2006.

**10.8

Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Registrant’s revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004)

**10.9

1990 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995)

**10.10

Form of Non-Qualified Stock Option Agreement for Employees from the Seventh Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004)

**10.11

Form of Restricted Stock Unit Aware Agreement from the Eighth Amended and Restated 1998 Equity Participation (incorporated by reference to Exhibit 10.5.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005)

**10.12

Employment Agreement between the Registrant and Thomas Mika dated as of August 12, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 filed with the Securities and Exchange Commission on June 27, 2003)

**10.13

Employment Agreement between the Registrant and Steve Selbrede dated as of May 3, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission on June 29, 2005)

10.14

Stock Purchase agreement between Tegal and the investor parties there to (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005)

10.15

Form of Warrant Agreement between Tegal and the investor parties there to (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005).

10.16

Lease, dated December 21, 2005, by and between BRE/PCCP Orchard LLC, as Landlord, and Tegal Corporation, as Tenant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the Securities and Exchange Commission on February 10, 2006).

10.17

Sublease Agreement, dated December 30, 2005, by and between Silicon Genesis Corporation, as Sublandlord, and Tegal Corporation, as Subtenant (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the Securities and Exchange Commission on February 10, 2006).

**10.18

Restricted Stock Unit Award Agreement between Tegal Corporation and Brad Mattson, dated July 5, 2005 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 11, 2005).

**10.19

Letter Agreement, dated July 5, 2005, between Tegal Corporation and Brad Mattson (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005).

**10.20

Restricted Stock Unit Award Agreement between Tegal Corporation and Tom Mika, dated July 5, 2005, (incorporate by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005).

10.23†	Exclusive Distributor Agreement, dated as of October 1, 2006, between Tegal Corporation and Noah Corporation.
16.1

Letter of Moss Adams LLP to the Securities and Exchange Commission dated August 25, 2006 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2006).

21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm - Burr, Pilger & Mayer LLP.
23.2	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP.
24.1	Power of Attorney (included on signature page hereto).
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.

† Registrant has requested confidential treatment pursuant to Exchange Act Rule 24b-2 for portions of this exhibit.

** Management contract for compensatory plan or arrangement.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in Registration Statements on Form S-8 (Nos. 333-128953, 333-12473, 333-66781, 333-88373, 333-51294, 333-110650, and 333-119272), Form S-2 (No. 333-83840), and Form S-3 (Nos. 333-127494, 333-128943, 333-38086, 333-94093, 333-52265, 333-107422, 333-108921, 333-113045, 333-116980, and 333-118641) of Tegal Corporation of our report dated June 27, 2007 relating to the audit of the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2007 which appears in this 10-K.

/s/ Burr Pilger & Mayer LLP

San Francisco, California
June 27, 2007

Exhibit 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Tegal Corporation’s Registration Statement on Form S-8 (Nos. 333-128953, 333-12473, 333-66781, 333-88373, 333-51294, 333-110650, and 333-119272), Form S-2 (No. 333-83840), and Form S-3 (Nos. 333-127494, 333-128943, 333-38086, 333-94093, 333-52265, 333-107422, 333-108921, 333-113045, 333-116980, and 333-118641) of our report on the audit of the consolidated financial statements of Tegal Corporation as of March 31, 2006, and for the years ended March 31, 2006 and 2005. Our report, which is dated June 9, 2006, appears in Tegal Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007.

/s/ Moss Adams LLP

Santa Rosa, California
June 26, 2007

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

Date: June 29, 2007                                            /s/ ____  Thomas R. Mika_____
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

Date: June 29, 2007                                               /s/ ______Christine Hergenrother _____
                                                                                                                                            Chief Financial Officer

                                                                                                                              EXHIBIT 32.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the amended Annual Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-K for the year ending March 31, 2006 as filed with the Securities and Exchange Commission (the “Report”), I, Thomas R. Mika, President and Chief Executive Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Thomas R. Mika___
Chief Executive Officer and President
June 29, 2007

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the amended Annual Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-K for the year ending March 31, 2006 as filed with the Securities and Exchange Commission (the “Report”), I, Christine Hergenrother, Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Christine Hergenrother___
Chief Financial Officer
June 29, 2007