Form 10-Q
period 2007-08-14
TEGAL CORP /DE/
filed 2007-08-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q

________________

                                                                                                                                                    (Mark One)

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2007

[   ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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
Large accelerated filer [   ]                                                                Accelerated filer [   ]                                                      Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of August 9, 2007 there were 7,113,372 shares of our common stock outstanding.  The number of shares outstanding reflects a 1 to 12 reverse stock split effected by the Registrant on July 25, 2006.

TEGAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2007 and March 31, 2007	3
	Condensed Consolidated Statements of Operations for the three months ended June 30, 2007 and June 30, 2006	4
	Condensed Consolidated Statements of Cash Flows as of June 30, 2007 and June 30, 2006	5

	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
	PART II. OTHER INFORMATION
Item 1.A.	Risk Factors	19
Item 6.	Exhibits	25
Signatures		24

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30	March 31
	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$23,349	$25,776
Accounts receivable, net of allowances for sales returns and doubtful accounts of $318 and $413 at June 30, 2007 and March 31, 2007, respectively	6,883	6,634
Inventories, net	8,640	5,567
Prepaid expenses and other current assets	1,350	991
Total current assets	40,222	38,968
Property and equipment, net	1,312	1,351
Intangible assets, net	1,087	1,161
Other assets	108	176
Total assets	$42,729	$41,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and bank lines of credit	$—	$10
Accounts payable	3,705	1,974
Accrued product warranty	1,191	1,101
Deferred revenue	968	1,064
Litigation suspense	19,500	19,500
Accrued expenses and other current liabilities	3,244	3,590
Total current liabilities	28,608	27,239
Total long term liabilities	—	—
Total liabilities	28,608	27,239
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 200,000,000 shares authorized; 7,113,372 and 7,106,867 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	71	71
Additional paid-in capital	122,871	122,473
Accumulated other comprehensive income	184	240
Accumulated deficit	(109,005)	(108,367)
Total stockholders’ equity	14,121	14,417
Total liabilities and stockholders’ equity	$42,729	$41,656

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,
	2007	2006

Revenue	$4,598	$6,576
Cost of sales	2,977	4,078
Gross profit	1,621	2,498
Operating expenses:
Research and development expenses	778	996
Sales and marketing expenses	1,006	1,044
General and administrative expenses	1,203	2,302
Total operating expenses	2,987	4,342
Operating loss	(1,366)	(1,844)
Other income (expense), net	728	42
Net loss	$(638)	$(1,802)
Net loss per share, basic and diluted	$(0.09)	$(0.26)
Shares used in per share computation:
Basic and diluted	7,110	7,023

Note: Shares used in per share computation for Basic and Diluted reflect a 1 to12 reverse stock split effected by the Company on July 25, 2006

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(638)	$(1,802)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	215	232
Stock compensation expense	380	230
Stock issued under stock purchase plan	8	—
Provision for recovery of doubtful accounts and sales return allowances	(95)	152
Loss on disposal of property and equipment	—	23
Fair value of warrants and options issued for services rendered	9	26
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivables	(159)	(1,017)
Inventories	(3,137)	235
Prepaid expenses and other assets	(302)	(13)
Accounts payable	1,736	211
Accrued expenses and other current liabilities	(360)	225
Accrued product warranty	114	112
Deferred revenue	(96)	87
Net cash provided by (used in) operating activities	$(2,325)	$(1,299)
Cash flows used in investing activities:
Purchases of property and equipment	(102)	(20)
Net cash used in investing activities:	(102)	(20)
Cash flows provided by financing activities:
Net proceeds from issuance of common stock	—	4
Borrowings under notes payable and bank lines of credit	(10)	94
Payments on capital lease financing	—	(2)
Net cash (used in) provided by financing activities	(10)	96
Effect of exchange rates on cash and cash equivalents	10	76
Net increase (decrease) in cash and cash equivalents	(2,427)	(1,147)
Cash and cash equivalents at beginning of period	25,776	13,787
Cash and cash equivalents at end of period	$23,349	$12,640

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share data)

1.  Basis of Presentation:

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2007 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  The results of operations for the three months ended June 30, 2007 are not necessarily indicative of results to be expected for the entire year.

Our consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $638 and $1,802 for the periods ended June 30, 2007 and 2006, respectively. We generated (used) cash flows from operations of ($2,325) and ($1,299) for the period ended June 30, 2007 and 2006, respectively. During the fiscal year 2006 we raised approximately $18,410 in net proceeds from the sale of our common stock and warrants to institutional investors.  We believe that these proceeds, combined with the effects of the consolidation of operations and continued cost containment, will be adequate to fund operations through fiscal year 2008. However, projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

On July 25, 2006, Tegal Corporation effected a 1-for-12 reverse stock split of the Company’s common stock.  The consolidated financial statements for current and prior periods have been adjusted to reflect the change in number of shares.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company’s temporary investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of March 31, 2007 three customers accounted for approximately 86% of the accounts receivable balance.

During the quarter ended June 30, 2007 one customer (ST Microelectronics) accounted for 68% of total revenues.  During the quarter ended June 30, 2006, three customers (ST Microelectronics, FlipChip, and RF Micro Devices) accounted for 83% of total revenues.

As of June 30, 2007 two customers accounted for approximately 71% and as of June 30, 2006 three customers accounted for approximately 80% of the accounts receivable balance

Stock Based Compensation

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

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R) using the modified prospective transition method.  Under that transition method, compensation expense that we recognized for the three months ended June 30, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred.  In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006.  Results in prior periods have not been restated.

Total compensation expense for the period ended June 30, 2007 and 2006 was $388 and $230, respectively. The total compensation expense related to nonvested awards not yet recognized is $3,916.  The weighted average period for which it is expected to be recognized is 2 years.

The following assumptions are included in the estimated grant date fair value calculations for the Company’s stock option awards and Employee Qualified Stock Purchase Plan (“ESPP”):

	Three Months Ended June 30,
	2007	2006
Expected life (years):
Stock options	3.22	4.0
ESPP	0.5	0.5
Volatility:
Stock options	82.40%	82.40%
ESPP	82.40%	82.40%
Risk-free interest rate	5.25%	5.25%
Dividend yield	0.00%	0.00%

During the three months ended June 30, 2007, there were no stock option grants.

Stock Options & Warrants

        A summary of stock option and warrant activity during the quarter ended June 30, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in Years)	Value
Beginning outstanding	2,051,746	$11.36
Granted
Price = market value	—	$0.00
Total	—	$0.00
Exercised	—	$0.00
Cancelled
Forfeited	(793)	$12.36
Expired	(14,457)	$8.53
Total	(15,250)	$8.73

Ending outstanding	2,036,496	$11.39	4.48	$698
Ending vested and expected to vest	1,967,897	$11.61	4.31	$584
Ending exercisable	1,744,802	$12.48	3.69	$207

The aggregate intrinsic value of options and warrants outstanding at June 30, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of June 30, 2007.

The following table summarizes information with respect to stock options and warrants outstanding as of June 30, 2007:

			Weighted
		Number	Average		Number	Weighted
		Outstanding	Remaining		Exercisable	Average
Range of Exercise Prices		As of June 30, 2007	Contractual Term (in years)	Weighted Average Exercise Price	As of June 30, 2007	Exercise Price As of June 30, 2007
$4.20	$4.20	16,344	1.19	$4.20	16,344	$4.20
4.60	4.60	304,653	9.18	4.60	50,000	4.60
4.68	7.08	222,902	5.27	6.16	188,108	6.14
7.20	8.28	62,079	7.60	8.18	62,079	8.18
12.00	12.00	1,284,990	3.18	12.00	1,284,990	12.00
12.36	73.50	136,869	3.90	26.19	134,622	26.38
92.26	92.26	416	2.69	92.26	416	92.26
92.52	92.52	4,165	2.63	92.52	4,165	92.52
99.00	99.00	2,498	2.74	99.00	2,498	99.00
105.00	105.00	1,580	1.55	105.00	1,580	105.00

$4.20	$105.00	2,036,496	4.47	$11.39	1,744,802	$12.48

Restricted Stock Units

The following table summarizes our restricted stock award activity for the three months ended June 30, 2007

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, March 31, 2007	485,683	$4.73
Granted	—	—
Vested	—	—
Forfeited	—	—
Distributed	(5,000)	4.75
Balance, June 30,2007	480,683	$6.45

Unvested restricted stock at June 30, 2007

As of June 30, 2007 there was $3,100 of total unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted average period of 2.44 years.

2. Inventories:

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required.  Any excess and obsolete provision is released only if and when the related inventory is sold or scrapped.  During the three months ended June 30, 2007 and June 30, 2006, the Company sold or scrapped previously reserved inventory of $137 and $2,088  respectively.  The inventory provision balance at June 30, 2007 and June 30, 2006 was $3,771 and $5,047, respectively

Inventories for the periods presented consisted of:

	June 30 2007	March 31 2007
Raw materials	$3,932	$1,315
Work in progress	3,427	2,928
Finished goods and spares	1,281	1,324
	$8,640	$5,567

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

3.  Product Warranty:

The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized.  The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected.  Warranty activity for the three-months ended June 30, 2007 and 2006 is as follows:

	Warranty Activity for the Three Months Ended June 30,
	2007	2006
Balance at the beginning of the period	$1,101	$506
Additional warranty accruals for warranties issued during the period	247	322
Less settlements made during the period	(157)	(160)
Balance at the end of the period	$1,191	$668

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

4.  Net Loss Per Common Share:

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.
The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended June 30,
	2007	2006
Net loss applicable to common stockholders	$(638)	$(1,802)
Basic and diluted:
Weighted-average common shares outstanding …………………..…...	7,110	7,023
Less weighted-average common shares subject to repurchase…………	—	—
Weighted-average common shares used in computing basic and diluted net loss per common share ………………………..…………	7,110	7,023
Basic and diluted net loss per common share ……………………………....	$(0.09)	$(0.26)

Outstanding options, warrants and restricted stock equivalent of 2,517,179 and 2,342,817 shares of common stock at a weighted-average exercise price of $12.48 and $13.54 per share on June 30, 2007 and 2006 respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect.  Such securities could potentially dilute earnings per share in future periods.

5.  Stock-Based Transactions:

Issuance of Warrants to Consultants

The Company is party to a contract with certain consultants pursuant to which the Company will issue warrants on a monthly basis in lieu of cash payments through December 2007.  The maximum number of warrants to be issued under these agreements is 5,000 shares.  During the three months ended June 30, 2007 the Company issued 2,500 warrants valued at $9 using the Black-Scholes model with an exercise price at the market value on the day of the grant and an average interest rate of 4.51% and a 5 year life.  None of these warrants have been exercised as of June 30, 2007.

6. Lines of Credit:

As of June 30, 2007, our Japanese subsidiary had no amounts outstanding under its lines of credit. The two credit lines have a total borrowing capacity of 150 Million Yen (approximately $1,219 at exchange rates prevailing on June 30, 2007).  These credit lines will be terminated during September 2007 when the company will complete its liquidation of Tegal Japan, Inc.

7. Legal Proceedings

Sputtered Films, Inc. v. Advanced Modular Sputtering, et al., filed in Santa Barbara County Superior Court.

On December 22, 2003, Sputtered Films, Inc. ("SFI"), a wholly owned subsidiary of the Company, filed an action against two former employees, Sergey Mishin and Rose Stuart-Curran, and a company they formed after leaving their employment with SFI named Advanced Modular Sputtering, Inc. ("AMS").  Sergey Mishin and Rose Stuart-Curran had each signed confidentiality and non-disclosure agreements regarding information obtained while employed by SFI.  The action contained causes of action for specific performance, breach of contract, breach of the covenant of good faith and fair dealing, misappropriation of trade secrets, unfair competition, unfair business practices, interference with prospective economic advantage, conversion, unjust enrichment, and declaratory relief.  These claims arose out of information SFI received evidencing that AMS possessed and used SFI's confidential, proprietary and trade secret drawings, specifications and technology to manufacture the sputtering tool marketed by AMS.

On November 13, 2006, following commencement of the trial, all the parties in the litigation agreed on terms of a settlement, which was filed with the court.  Among other things, the settlement called for the transfer of assets related to PVD technology from AMS to SFI, the dissolution of AMS as of March 1, 2007 and the assumption by Tegal of certain warranty obligations of AMS.  The Avago Cross-Complaint was also dismissed as part of the settlement. A final confidential settlement and release of claims was executed among the parties on December 21, 2006.

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

As a result of the dispute described above, as of March 31, 2007, we had placed $19,500, representing the gross cash proceeds from the recent settlement of this litigation into suspense. Since the amount in dispute cannot be determined with reasonable certainty until the dispute is resolved, we have elected to suspend the entire amount, in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

8. Geographical Information

Tegal operates in one segment for the manufacture, marketing and servicing of integrated circuit fabrication equipment.  In accordance with SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131), Tegal’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.  All material operating units qualify for aggregation under SFAS 131 due to their identical customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.  Since Tegal operates in one segment and in one group of similar products and services, all financial segment and product line information required by SFAS 131 can be found in the consolidated financial statements.

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located.  Net sales and long-lived assets by geographic region were as follows:

	Revenue for the Three Months Ended June 30,
	2007	2006
Sales to customers located in:
United States	$729	$2,544
Asia, excluding Japan	353	2,679
Japan	5	524
Germany	574	707
Italy	—	54
Europe, excluding Germany and Italy	2,937	68
Total sales	$4,598	$6,576

	Long-lived Assets as of June 30,
	2007	2006
Long-lived assets at period-end:
United States	$2,388	$4,336
Europe	11	14
Japan	—	10
Asia, excluding Japan	—	2
Total long-lived assets	$2,399	$4,362

9.   Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)”.  This guidance requires that companies disclose this accounting policy related to sales tax and other similar taxes, effective for interim and annual reporting periods beginning after December 15, 2006.  We report these taxes on a net basis, excluding them from revenue.

        In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), effective for fiscal periods beginning after December 15, 2006.  FIN 48 requires recognition on the financial statements the effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which established a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value. Also, SFAS 157 establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS 115” (SFAS 159). The new statement allows entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not otherwise required to be so measured. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS 159 on its consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations– (Amounts in 000’s)

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

Business Strategy

Our business objective is to utilize the technologies that we have developed internally or acquired externally in order to increase our market share in process equipment for both semiconductor manufacturing and nanotechnology device fabrication.  In the recent past, we have attempted to “leap frog” more established competitors by being “designed-in” to the advanced device fabrication plans of our customers.  We have done so primarily by engaging in research and development activities on behalf of our customers that our more established competitors were unwilling or unable to perform.  Many of these advanced devices promise substantial returns as consumer demand for certain functions grows and new markets are created.  However, the timing of the emergence of such demand, such as broadband wireless communications and RFID tags is highly uncertain.  In addition, the successful integration by our customers of all the various technical processes required to manufacture a device at an acceptable cost is also highly uncertain.  As a result of our inability to accurately predict the timing of the emergence of these markets, our sales have declined over the past few years, while our costs for maintaining our research and development efforts and our service and manufacturing infrastructure have remained constant or in some cases increased.

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

In order to achieve our business strategy, we are focused on the following key elements:

Maintaining our Technology Leadership Position in New Materials Etch– We have become a leading provider of etch process solutions for a set of new materials central to the production of an array of advanced semiconductor and nanotechnology devices in emerging markets.  Incorporation of these new materials is essential to achieving the higher device densities, lower power consumption and novel functions exhibited by the newest generation of cell phones, computer memories, fiber optic switches and remote sensors.  Currently, we are a leading supplier of etch solutions to makers of various advanced “non-volatile” memories, as well as to device makers incorporating compound metals and certain high-K dielectric materials into their devices.  Our new materials expertise also includes the etching of so-called “compound-semi” materials, such as gallium arsenide, gallium nitride and indium phosphide, widely used in telecom device production.  In addition, we are known for our capability to etch certain noble metals, such as gold and platinum, as well as certain proprietary compound metals.  This capability is increasingly important in advanced memory development and in the production of Micro-Electrical Mechanical Systems (“MEMS”), a type of commercially produced nanotechnology device, especially useful to the automotive industry.

Strengthening our Position in Deposition Process Equipment – Since 2002, we have completed two acquisitions of deposition products incorporating the same unique “sputter-up” technology.  In December 2006, as a result of the settlement of our litigation with Advanced Modular Systems (“AMS”) and others, we also acquired the assets and know-how of a similar deposition system.  These deposition tools enable the production of highly-oriented, thin piezoelectric films composed of aluminum nitride.  Such films are incorporated into high frequency filters called Bulk Acoustic Wave (BAW) and Film Bulk Acoustic Resonators (FBARs) used in cellular telephony and wireless communications.   In addition our PVD products are well-suited for applications within so-called “back-end” semiconductor manufacturing processes, including backside metallization of ultra-thin wafers and underbump metal processes.  These processes are important to power devices, as well as certain advanced, wafer-level packaging schemes, which are increasingly being used for high-pin-count logic and memory devices.

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

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, sales returns allowance, inventory, intangible and long lived assets, warranty obligations, restructure expenses, deferred taxes and freight charged to customers. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are the most significant to the presentation of our consolidated financial statements:

Accounting for Stock-Based Compensation

We have adopted several stock plans that provide equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards. Stock options and restricted stock awards generally vest ratably over a four-year period on the anniversary date of the grant, and expire ten years after the grant date.  On occasion restricted stock awards may vest on the achievement of specific performance targets.  We also have employee stock purchase plans that allow qualified employees to purchase Tegal shares at 85% of the fair market value on specified dates.  The difference between the purchase value and the market value is expensed as compensation.

Prior to April 1, 2006 we accounted for these stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations, as permitted by SFAS No.123, “Accounting for Stock Based Compensation” (SFAS 123).  With the exception of grants of restricted stock awards, we generally, recorded no stock-based compensation expense during periods prior to April 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant.  We also recorded no compensation expense in connection with our employee stock purchase plan as they qualified as a non-compensatory plan following the guidance provided by APB 25.

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R) using the modified prospective transition method. Under that transition method, we recognized compensation expense of $1,664 for the fiscal year 2007, which included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006.  Results in prior periods have not been restated.

Revenue Recognition

Each sale of our equipment is evaluated on an individual basis in regard to revenue recognition.  We have integrated in our evaluation the related interpretative guidance included in Topic 13 of the codification of staff accounting bulletins, and recognize the role of the Emerging Issues Task Force (“EITF”) consensus on Issue 00-21.  We first refer to EITF 00-21 in order to determine if there is more than one unit of accounting and then we refer to SAB104 for revenue recognition topics for the unit of accounting. We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectability is reasonably assured.

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

Inventories

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required. Any excess and obsolete provision is released only if and when the related inventories is sold or scrapped.   The inventory provision balance at June 30, 2007 and March 31, 2007 was $3,771 and $3,908, respectively.  The recovery of previously reserved inventory upon sale of such inventory for the three months ended June 30, 2007 and June 30, 2006 was $137 and $2,088, respectively.

We periodically analyzes any systems that are in finished goods inventory to determine if they are suitable for current customer requirements.  At the present time, our policy is that, if after approximately 18 months, we determines that a sale will not take place within the next 12 months, and the system would be useable for customer demonstrations or training, it is transferred to fixed assets.  Otherwise, it is expensed.

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

Results of Operations

The following table sets forth certain financial items as a percentage of revenue for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006

Revenue	100.0%	100.0%
Cost of sales	64.7%	62.0%
Gross profit	35.3%	38.0%
Operating expenses:
Research and development	16.9%	15.1%
Sales and marketing	21.9%	15.9%
General and administrative	26.2%	35.0%
Total operating expenses	65.0%	66.0%
Other income	15.8%	0.6%
Net loss	(13.9)%	(27.4)%

The following table sets forth certain financial items for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30
	2007	2006

Revenue	$4,598	$6,576
Cost of sales	2,977	4,078
Gross profit	1,621	2,498
Operating expenses:
Research and development	778	996
Sales and marketing	1,006	1,044
General and administrative	1,203	2,302
Total operating expenses	2,987	4,342
Other income	728	42
Net loss	$(638)	$(1,802)

Revenue

 Revenue for the three months ended June 30, 2007 was due principally to the sale of one advanced series system.  Revenue for the three months ended June 30, 2006 was principally due to the sale of two advanced series systems over the same period of the previous year.

International sales as a percentage of the Company’s revenue for the three months ended June 30, 2007 were approximately 84.1%, and for the three months ended June 30, 2006 were approximately 61.3%.  We believe that international sales will continue to represent a significant portion of our revenue.

Gross profit

 Gross profit to revenue for the three months ended June 30, 2007 decreased $877 to $1,621.  This was a 35.1% decrease from the three months ended June 30, 2006.  The decrease in gross profit as a percentage to revenue, was principally attributable to a decrease in system sales.  Cost containment and some operations consolidation, however, held the gross margin at 35.3% for the current first quarter fiscal year compared to 38.0% for the same period last year.

Research and Development

 Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. The decrease of $218 in research and development spending for the three months ended June 30, 2007 resulted from reimbursement for prototype costs during the current quarter.

Sales and Marketing

 Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. The decrease of $38 in sales and marketing spending for the three months ended June 30, 2007  was primarily due to lower inhouse commissions offset by higher agent commissions over the same period last year combined with decreased spending on trade shows.

General and Administrative

General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company.  The decrease of $1,044 in spending for the three months ended June 30, 2007 was primarily due to decreases in legal fees, accounting fees, moving costs, rent and other facility costs, employee costs, and offset by SFAS No.123R costs  The decrease in legal fees is primarily due to the termination of the litigation against AMS, Agilent, and Avago Technologies which was settled December 2006.

Other income

 Other income (expense) consists principally of interest income (expense) net, other income (expense) net, gains and losses on the disposal of fixed assets, and gains and losses on foreign exchange. Other income (expense) net had a $686 gain in the three months ended June 30, 2007 over the three months ended June 30, 2006. The majority of the increase related to net interest income of $297, and net other income of $278 from the AMS settlement.  Net interest income is higher due to higher cash balances earning higher interest.

Contractual Obligation

The following summarizes our contractual obligations at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Non-cancelable operating lease obligations	1,111	636	430	45	—
Total contractual cash obligations	$1,111	$636	$430	$45	$—

Certain of our sales contracts include provisions under which customers would be indemnified by us in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to our products. There are no limitations on the maximum potential future payments under these guarantees. We have accrued no amounts in relation to these provisions as no such claims have been made and we believe we have valid, enforceable rights to the intellectual property embedded in its products.

Liquidity and Capital Resources

For the three-month period ended June 30, 2007, we financed our operations through the use of outstanding cash balances.

As of June 30, 2007, our Japanese subsidiary had no amounts outstanding under its lines of credit.  The two credit lines have a total borrowing capacity of 150 Million Yen (approximately $1,219 at exchange rates prevailing on June 30, 2007).  These credit lines will be terminated during September 2007 when the company will complete its liquidation of Tegal Japan, Inc.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $638 and $1,802 for the three months ended June 30, 2007 and 2006, respectively. We generated negative cash flows from operations of $2,325 and $1,299 for the period ended June 30, 2007 and June 30, 2006, respectively. During the prior fiscal year 2007, we reached the lawsuit settlement of $19,500, which is currently in litigation suspense, and in the fiscal year 2006, we raised a net of $18,161 through the 2005 PIPE. Management believes that these proceeds, combined with projected sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal 2008. However, projected sales may not materialize and unforeseen costs may be incurred.  Moreover, the amount we ultimately receive from the AMS lawsuit settlement is uncertain as we continue to dispute the claims by the two law firms who represented us in that matter.  If the amount we ultimately receive under the lawsuit settlement is materially less, or if the projected sales do not materialize, our ability to achieve our intended business objectives may be adversely affected. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our cash equivalents are principally comprised of money market accounts.  As of June 30, 2007, we had cash and cash equivalents of $23,349.  These accounts are subject to interest rate risk and may fall in value if market interest rates increase.  We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less.  Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure.

We have foreign subsidiaries which operate and sell our products in various global markets.  As a result, we are exposed to changes in foreign currency exchange rates.  We do not hold derivative financial instruments for speculative purposes.  There have been no material changes regarding market risk since the disclosures made in our Form 10-K for the fiscal year ended March 31, 2007.

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

(a)
Evaluation of Disclosure Controls and Procedures. - Under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)
Changes in Internal Controls over financial reporting. - As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

(c)
Limitations of the effectiveness of internal control. - A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

PART II — OTHER INFORMATION

Item 1.A.  Risk Factors

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

Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for ICs. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have had a detrimental effect on the semiconductor industry’s demand for semiconductor capital equipment, including etch and deposition systems manufactured by us. In response to the current prolonged industry slow-down, we have initiated a substantial cost containment program and have completed a corporate-wide restructuring to preserve our cash. However, the need for continued investment in research and development, possible capital equipment requirements and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to current and any future downturns.  As a result, we may continue to experience operating losses such as those we have experienced in the past, which could materially adversely affect us.

Our competitors have greater financial resources and greater name recognition than we do and therefore may compete more successfully in the semiconductor capital equipment industry than we can.

We believe that to be competitive, we will require significant financial resources in order to offer a broad range of systems, to maintain customer service and support centers worldwide and to invest in research and development. Many of our existing and potential competitors, including, Applied Materials, Inc., Lam Research Corporation, Novellus and Tokyo Electron Limited, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation etch, deposition and other production equipment and broader process equipment offerings, as well as greater name recognition than we do. We cannot assure you that we will be able to compete successfully against these companies in the United States or worldwide.

Our customers are concentrated and therefore the loss of a significant customer may harm our business.

The composition of our top five customers has changed from year to year, but net system sales to our top five customers in each of fiscal 2007, 2006, and 2005 accounted for 77.8%, 68.9%, and 80.0% respectively, of our total net system sales. ST Microelectronics and International Rectifier accounted for 43.1% and 13.4%, respectively, of our total revenue in fiscal 2007.  ST Microelectronics accounted for 54.3% of our total revenue in fiscal 2006.  Fujitsu, Western Digital, and RF Micro Devices accounted for 38.2%, 12.8% and 10.1% respectively, of our net system sales in fiscal year 2005.  ST Microelectronics and International Rectifier accounted for 45.1% and 25.8%, respectively, of total revenue in the quarter ended June 30, 2007.  ST Microelectronics accounted for 47% of total revenue in the quarter ended June 30, 2006.  Other than these customers, no single customer represented more than 10% of our total revenue in fiscal 2007, 2006, and 2005.  Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, would have a material adverse effect on us.

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

We have designed our advanced etch and deposition products for customer applications in emerging new films, polysilicon and metal which we believe to be the leading edge of critical applications for the production of advanced semiconductor and other microelectronic devices. Revenues from the sale of our advanced etch and deposition systems accounted for 69%, 69%, and 30% of total revenue in fiscal 2007, 2006, and 2005, respectively. Our advanced systems are currently being used primarily for research and development activities or low volume production. For our advanced systems to achieve full market adoption, our customers must utilize these systems for volume production. We cannot assure you that the market for devices incorporating emerging films, polysilicon or metal will develop as quickly or to the degree we expect.  If our advanced systems do not achieve significant sales or volume production due to a lack of customer adoption, we will be materially adversely affected.

We have incurred operating losses and may not be profitable in the future; our plans to maintain and increase liquidity may not be successful.

We incurred net losses of $13.2 million, $8.9 million, and $15.4 million for the years ended March 31, 2007, 2006, and 2005, respectively, and generated (used) cash flows from operations of $12.8 million, ($11.6) million, and ($7.5) million in these respective years.  We have raised approximately $18.4 million from the sale of stock and warrants to institutional investors in fiscal 2006. While we believe that these proceeds, combined with a projected increase in sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal year 2008, if the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. For quarter ended June 30, 2007, we incurred a net loss of $0.7 million.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.

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

International sales accounted for 67%, 76%, and 70% of total revenue for fiscal 2007, 2006, and 2005, respectively. As of the first quarter for fiscal 2008, international sales accounted for approximately 84% of total revenue. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. We cannot assure you that any of these factors will not have a detrimental effect on our operations, financial results and cash flows.

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

As of June 30, 2007, there were 7,113,372 shares of our common stock issued and outstanding and there were 1,863,707 shares of common stock reserved for issuance under our equity incentive and stock purchase plans and there were warrants outstanding for approximately 1,706,185 shares of our common stock.

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

TEGAL CORPORATION (Registrant)

/s/ CHRISTINE HERGENROTHER
Dated: August 14 , 2007	Christine Hergenrother Chief Financial Officer

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

/s/             Thomas R. Mika
Chief Executive Officer and President

Date: August 14, 2007

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

/s/   Christine Hergenrother
Chief Financial Officer

Date: August 14, 2007

EXHIBIT 32
CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission (the “Report”), I, Thomas R. Mika, President and Chief Executive Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Thomas R. Mika
Chief Executive Officer and President
August 14, 2007

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission (the “Report”), I, Christine Hergenrother, Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Christine Hergenrother
Chief Financial Officer
August 14, 2007