Form 10-Q
period 2007-09-30
TEGAL CORP /DE/
filed 2007-11-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________
FORM 10-Q
________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 16, 2007 there were 7,126,912 shares of our common stock outstanding. The number of shares outstanding reflects a 1 to 12 reverse stock split effected by the Registrant on July 25, 2006.

TEGAL CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30 2007	March 31 2007
ASSETS
Current assets:
Cash and cash equivalents	$20,348	$25,776
Accounts receivable, net of allowances for sales returns and doubtful accounts of $230 and $413 at September 30, 2007 and March 31, 2007, respectively	8,056	6,634
Inventories, net	11,178	5,567
Prepaid expenses and other current assets	1,497	991
Total current assets	41,079	38,968
Property and equipment, net	1,318	1,351
Intangible assets, net	1,026	1,161
Other assets	107	176
Total assets	$43,530	$41,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and bank lines of credit	$—	$10
Accounts payable	3,863	1,974
Accrued product warranty	1,435	1,101
Deferred revenue	1,162	1,064
Litigation suspense	18,505	19,500
Accrued expenses and other current liabilities	3,228	3,590
Total current liabilities	28,193	27,239
Total liabilities	28,193	27,239
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 7,126,912 and 7,106,867 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	71	71
Additional paid-in capital	123,281	122,473
Accumulated other comprehensive income (loss)	297	240
Accumulated deficit	(108,312)	(108,367)
Total stockholders’ equity	15,337	14,417
Total liabilities and stockholders’ equity	$43,530	$41,656

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenue	$10,800	$5,113	$15,398	$11,689
Cost of revenue	6,560	2,713	9,537	6,791
Gross profit	4,240	2,400	5,861	4,898
Operating expenses:
Research and development expenses	1,057	1,066	1,835	2,062
Sales and marketing expenses	1,279	964	2,285	2,008
General and administrative expenses	1,448	3,485	2,651	5,787
Total operating expenses	3,784	5,515	6,771	9,857
Operating income (loss)	456	(3,115)	(910)	(4,959)
Other income (expense), net	237	(166)	964	(124)
Net income (loss)	$693	$(3,281)	$54	$(5,083)
Net income (loss) per share, basic and diluted	$0.10	$(0.47)	$0.01	$(0.72)
Shares used in per share computation:
Basic	7,119	7,045	7,111	7,029
Diluted	7,264	7,045	7,219	7,029

Note: Shares used in per share computation for Basic and Diluted reflect a 1 to12 reverse stock split effected by the Company on July 25, 2006

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$54	$(5,083)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	394	448
Stock compensation expense	776	463
Stock issued under stock purchase plan	8	—
Provision for doubtful accounts and sales returns allowances	(183)	302
Loss on disposal of property and equipment	—	657
Fair value of warrants and options issued for services rendered	24	48
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,231)	465
Inventories net	(5,617)	(404)
Prepaid expenses and other assets	(437)	(312)
Accounts payable	1,895	(203)
Accrued expenses and other current liabilities	(363)	(7)
Accrued product warranty	357	284
Litigation suspense	(995)	—
Deferred revenue	98	74
Net cash used in operating activities	(5,220)	(3,268)
Cash flows from investing activities:
Purchases of property and equipment	(228)	(185)
Net cash used in investing activities	(228)	(185)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	143
(Repayments) borrowings under notes payable and bank lines of credit	(10)	2
Payments on capital lease financing	—	(2)
Net cash (used in) provided by financing activities	(10)	143
Effect of exchange rates on cash and cash equivalents	30	(12)
Net decrease in cash and cash equivalents	(5,428)	(3,322)
Cash and cash equivalents at beginning of period	25,776	13,787
Cash and cash equivalents at end of period	$20,348	$10,465

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share data)

1. Basis of Presentation:

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2007 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of results to be expected for the entire year.

Our consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net income (losses) of $54 and ($5,083) for the six month periods ended September 30, 2007 and 2006, respectively. We used cash flows from operations of $5,220 and $3,268 for the six month periods ended September 30, 2007 and 2006, respectively. During the fiscal year 2006 we raised approximately $18,410 in net proceeds from the sale of our common stock and warrants to institutional investors. We believe that these proceeds, combined with the effects of the consolidation of operations and continued cost containment, will be adequate to fund operations through fiscal year 2008. However, projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

On July 25, 2006, Tegal Corporation effected a 1-to-12 reverse stock split of the Company’s common stock. The consolidated financial statements for current and prior periods have been adjusted to reflect the change in number of shares.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company’s temporary investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of September 30, 2007 one customer accounted for 81% of outstanding accounts receivable balance. As of March 31, 2007 three customers accounted for approximately 86% of the accounts receivable balance. As of September 30, 2006 four customers accounted for 54% of outstanding accounts receivable balance.

During the quarter ended September 30, 2007 and 2006, one customer accounted for 83% of total revenue and three customers accounted for 49% of total revenue, respectively. During the six months ended September 30, 2007 and 2006 one customer accounted for 79% of total revenue and three customers accounted for 53% of total revenue, respectively.

Stock Based Compensation

The Company has adopted several stock plans that provide equity to the Company’s employees and non-employee directors. The Company’s plans include incentive and non-statutory stock options and restricted stock awards. Stock options and restricted stock awards generally vest ratably over a four-year period on the anniversary date of the grant, and expire ten years after the grant date. On occasion restricted stock awards may vest on the achievement of specific performance targets. The Company also has an employee stock purchase plan that allows qualified employees to purchase shares of common stock of the Company at 85% of the fair market value on specified dates. The difference between the purchase value and the market value is expensed as compensation. Fiscal year to date, the expense for the ESPP plan is $2.

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R) using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the three months ended September 30, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006. Results in prior periods have not been restated.

Total compensation expense for the six months ended September 30, 2007 and 2006 was $776 and $463, respectively. Total compensation expense for the three months ended September 30, 2007 and 2006 was $395 and $233.

The following assumptions are included in the estimated grant date fair value calculations for the Company’s stock option awards and Employee Qualified Stock Purchase Plan (“ESPP”):

	September 30, 2007	September 30, 2006
Expected life (years):
Stock options	4.0	4.0
ESPP	0.5	0.5
Volatility:
Stock options	47%	55%
ESPP	47%	55%
Risk-free interest rate	4.51%	4.85%
Dividend yield	0.00%	0.00%

Stock Options & Warrants

A summary of stock option and warrant activity during the quarter ended September 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
BEGINNING OUTSTANDING	2,036,496	$11.39
GRANTED
Price = Market Value	12,498	$5.62
Total	12,498	$5.62
EXERCISED	(16,261)	$4.20
CANCELLED
Forfeited	(5,000)	$5.26
Expired	(10,834)	$21.68
Total	(15,834)	$16.50

ENDING OUTSTANDING	2,016,899	$11.37	4.28	$300
ENDING VESTED + EXPECTED TO VEST	1,933,496	$11.65	4.08	$230
ENDING EXERCISABLE	1,727,488	$12.45	3.53	$64

The exercised shares resulted in a cashless swap. Some 16,261 warrants were exchanged for 11,040 shares of stock. The aggregate intrinsic value of options and warrants outstanding as of September 30, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of September 30, 2007.

The following table summarizes information with respect to stock options and warrants outstanding as of September 30, 2007:

Range of Exercise Prices		Number Outstanding As of September 30, 2007	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable As of September 30, 2007	Weighted Average Exercise Price As of September 30, 2007
$4.20	$4.20	83.94		$4.20	83	$4.20
4.60	4.60	296,736	8.85	4.60	55,000	4.60
4.68	6.84	210,400	5.17	6.01	182,902	6.10
7.08	8.28	87,079	7.65	7.86	68,329	8.08
12.00	12.00	1,284,990	2.93	12.00	1,284,990	12.00
12.36	73.50	130,116	3.56	26.75	128,689	26.87
92.26	92.26	416	2.44	92.26	416	92.26
92.52	92.52	4,165	2.38	92.52	4,165	92.52
99.00	99.00	2,498	2.49	99.00	2,498	99.00
105.00	105.00	416	4.98	105.00	416	105.00

$4.20	$105.00	2,016,899	4.28	$11.37	1,727,488	$12.45

 Restricted Stock

The following table summarizes our restricted stock award activity for the three months ended September 30, 2007:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Balance, June 30, 2007	438,862	$6.45
Granted	—	—
Vested	—	—
Forfeited	—	—
Released	(2,500)	4.20
Balance, September 30,2007	436,362	$5.41

Unvested restricted stock at September 30, 2007

As of September 30, 2007, the total unrecognized compensation expense related to unvested restricted stock is $3,078. This cost is expected to be recognized over a weighted average period of 2.26 years.

2. Inventories:

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required. Any excess and obsolete provision is released only if and when the related inventory is sold or scrapped. During the six months ended September 30, 2007 and September 30, 2006, the Company sold or scrapped previously reserved inventory of $139 and $2,594 respectively. The inventory provision balance at September 30, 2007 and September 30, 2006 was $3,769 and $4,542, respectively. During the six months ended September 30, 2006 the reserve was reduced by $2,594, the Company sold or scrapped previously reserved inventory of $2,255 and adjusted the reserve balance for a change in manufacturing overhead related to improved plant efficiencies by $339.

Inventories as of the periods presented consisted of:
	September 30 2007	March 31 2007
Raw materials	$4,499	$1,315
Work in progress	4,985	2,928
Finished goods and spares	1,694	1,324
	$11,178	$5,567

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

3. Product Warranty:

The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized. The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected. Warranty activity for the three months and six months ended September 30, 2007 and 2006 was:

	Warranty Activity for the Three Months Ended September 30,		Warranty Activity for the Six Months Ended September 30,
	2007	2006	2007	2006
Balance at the beginning of the period	$1,191	$668	$1,101	$723
Additional warranty accruals for warranties issued during the period	292	247	539	498
Settlements made during the period	(48)	(116)	(205)	(422)
Balance at the end of the period	$1,435	$799	$1,435	$799

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

4. Net Income (Loss) per Common Share:

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. For purposes of computing basic net income (loss) per share, the weighted-average number of outstanding shares of common stock excludes unvested restricted stock awards, which include restricted stock and restricted stock units that are settled in stock.

Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist primarily of stock options and restricted stock awards.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data) for the periods presented:

	Three Months Ended September 30		Six Months Ended September 30
	2007	2006	2007	2006
Net income (loss) applicable to common stockholders	$693	$(3,281)	$54	$(5,083)
Basic and diluted:
Basic weighted-average common shares outstanding	7,119	7,045	7,111	7,029
Dilutive common equivalent shares	145		108
Diluted weighted-average shares outstanding	7,264	7,045	7,219	7,029
Basic net income (loss) per share	$0.10	$(0.47)	0.01	$(0.72)
Diluted net income (loss) per share .	$0.10	$(0.47)	0.01	$(0.72)

Outstanding options, warrants and restricted stock equivalent of 2,453,261 and of 2,318,464 shares of common stock at a weighted-average exercise price of $11.37 and $13.54 per share as of September 30, 2007 and 2006 respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect. Such securities could potentially dilute earnings per share in future periods.

5. Stock-Based Transactions:

Issuance of Warrants to Consultants

The Company is party to a contract with certain consultants pursuant to which the Company will issue warrants on a monthly basis in lieu of cash payments through December 2007. The maximum number of warrants to be issued under these agreements is 5,000 shares. During the six months ended September 30, 2007 the Company issued warrants to purchase 5,000 shares valued at $9 using the Black-Scholes model with an exercise price at the market value on the day of the grant and an average interest rate of 4.51% and a 5 year life. None of these warrants have been exercised as of September 30, 2007.

6. Legal Proceedings

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

The two law firms representing SFI in this matter claim they are entitled, as a result of the settlement, to receive contingent fees from Tegal and SFI. Keker & Van Nest LLP (“KVN”) claims fees in the amount of $6,717; Gonzalez & Leigh LLP (“G&L”) claimed fees in the amount of $2,249. We initiated proceedings with the Bar Association of San Francisco (“BASF”), pursuant to California statutes, to dispute the claims of both firms. KVN filed suit against us and SFI in San Francisco Superior Court and the action is stayed pending completion of the BASF proceedings. G&L did not file suit. We have identified legal and factual defenses to substantial elements of the claims and are vigorously contesting the claims. Pursuant to an arbitration hearing on September 11, 2007, G&L settled its claim for $995. KVN continues to pursue its original claim.

As a result of the dispute described above, as of March 31, 2007, we had placed $19,500, representing the gross cash proceeds from the recent settlement of this litigation into suspense. Since the amount in dispute cannot be determined with reasonable certainty until the dispute is resolved, we have elected to suspend the entire amount, in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” Payment of G&L’s agreed settlement fees of $995 was released from the litigation in suspense proceeds. Tegal intends to seek indemnification from KVN for the $995 paid to G&L.

7. Geographical Information

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

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

	Revenue for the Three Months Ended September 30,		Revenue for the Six Months Ended September 30,
	2007	2006	2007	2006
Sales to customers located in:
United States	$387	$809	$1,116	$3,353
Asia, excluding Japan	2,849	766	3,202	3,445
Japan	187	1,153	192	1,677
Germany	809	888	1,383	1,595
Italy	153	22	153	76
Europe, excluding Germany and Italy	6,415	1,475	9,352	1,543
Total sales	$10,800	$5,113	$15,398	$11,689

	Long-lived Assets as of September 30,
	2007	2006
Long-lived assets at period-end:
United States	$2,334	$2,461
Europe	10	13
Japan	—	9
Total long-lived assets	$2,344	$2,483

8. Recent Accounting Pronouncements

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

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), effective for fiscal periods beginning after December 15, 2006. FIN 48 requires recognition on the financial statements of the effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 has no material effect on the Company’s consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Amounts in 000’s)

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

In order to achieve our business strategy, we are focused on the following key elements:

Maintaining our Technology Leadership Position in New Materials Etch – We have become a leading provider of etch process solutions for a set of new materials central to the production of an array of advanced semiconductor and nanotechnology devices in emerging markets. Incorporation of these new materials is essential to achieving the higher device densities, lower power consumption and novel functions exhibited by the newest generation of cell phones, computer memories, fiber optic switches and remote sensors. Currently, we are a leading supplier of etch solutions to makers of various advanced “non-volatile” memories, as well as to device makers incorporating compound metals and certain high-K dielectric materials into their devices. Our new materials expertise also includes the etching of so-called “compound-semi” materials, such as gallium arsenide, gallium nitride and indium phosphide, widely used in telecom device production. In addition, we are known for our capability to etch certain noble metals, such as gold and platinum, as well as certain proprietary compound metals. This capability is increasingly important in advanced memory development and in the production of Micro-Electrical Mechanical Systems (“MEMS”), a type of commercially produced nanotechnology device, especially useful to the automotive industry.

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

Maintaining our Service Leadership Position - Tegal has been consistently recognized by our customers for providing a high level of customer support, a fact that has been noted by our top rankings for several consecutive years in the annual survey conducted by VLSI Research, Inc. We expect to maintain and build on this reputation as we seek new customers in both emerging and established markets.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, sales returns allowance, inventory, intangible and long lived assets, warranty obligations, restructure expenses, deferred taxes and freight charged to customers. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions

We believe the following critical accounting policies are the most significant to the presentation of our consolidated financial statements:

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

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R) using the modified prospective transition method. Under that transition method, we recognized compensation expense of $1,664 for the fiscal year 2007, and $776 for the six month period ended September 30, 2007, which included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as `they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006. Results in prior periods have not been restated.

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

Inventories

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required. Any excess and obsolete provision is released only if and when the related inventories is sold or scrapped. The inventory provision balance at September 30, 2007 and March 31, 2007 was $3,769 and $3,908, respectively. The recovery of previously reserved inventory upon scrap of such inventory for the six months ended September 30, 2007 and September 30, 2006 was $150 and $2,594, respectively.

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

Results of Operations

The following table sets forth certain financial items as a percentage of revenue for the three and six months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	60.7	53.1	61.9	58.1
Gross profit	39.3	46.9	38.1	41.9
Operating expenses:
Research and development expenses	9.8	20.8	11.9	17.6
Sales and marketing expenses	11.8	18.9	14.8	17.2
General and administrative expenses	13.4	68.2	17.2	49.5
Total operating expenses	35.0	107.9	43.9	84.3
Other income (expense) net	2.1	(3.0)	6.2	(1.1)
Net income (loss)	6.5%	(64.0%)	0.4%	(43.5%)

The following table sets forth certain financial items for the three and six month periods ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenue	$10,800	$5,113	$15,398	$11,689
Cost of revenue	6,560	2,713	9,537	6,791
Gross profit	4,240	2,400	5,861	4,898
Operating expenses:
Research and development expenses	1,057	1,066	1,835	2,062
Sales and marketing expenses	1,279	964	2,285	2,008
General and administrative expenses	1,448	3,485	2,651	5,787
Total operating expenses	3,784	5,515	6,771	9,857
Other income (expense) net	237	(166)	964	(124)
Net income (loss)	$693	$(3,281)	$54	$(5,083)
Net income per share	0.10	(0.47)	0.01	(0.72)
Number of shares outstanding
Basic	7,119	7,045	7,111	7,029
Diluted	7,264	7,045	7,219	7,029

Revenue

The changes in revenue for the three and six months ended September 30, 2007 and September 30, 2006 was principally due to the product mix and number of systems sold. For the six months ended September 30, 2007, we sold four new advanced series systems and one new 900 series systems, as well as one used Endeavor system. For the six months ended September 30, 2006, we sold one new advanced series and six new 900 series systems, as well as one used advanced series system, two used 900 series systems and one used Endeavor system. For the three months ended September 30, 2007, we sold three new advanced series systems and one used Endeavor system. For the three months ended September 30, 2006, we sold three new 900 series systems, as well as one used advanced series system and two used 900 series systems.

International sales as a percentage of revenue for the three and six months ended September 30, 2007 were 96.% and 93%, respectively. International sales as a percentage of revenue for the three and six months ended September 30, 2006 were 68% and 74%, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

Gross profit

Gross profit for the three months ended September 30, 2007 was $4,240, compared to $2,400 for the same period last year. Gross profit for the six months ended September 30, 2007 was $5,861 compared to $4,898 for the same period last year. The increase in gross profit is due to the product mix and number of systems sold. Gross margin for the three months and six months ended September 30, 2007 was lower than for the same period last year mainly due to reduction in lead times beginning in mid 2006.

Research and Development

Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. Spending has been consistent in total dollars for the three months ended September 30, 2007, $1,057 versus $1,066 for the prior year period. In the six months ended September 30, 2007, spending decreased to $1,835 from $2,062 for the prior year period due to reimbursement for prototype costs.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing spending for the three and six months ended September 30, 2007 was $1,279 and $2,285, respectively. This increase over the prior year periods of $964 and $2,008, respectively represents our increased efforts to increase world wide sales.

General and Administrative

General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company. The $2,037 decrease over the prior year’s three-month period and the $3,136 decrease over the prior year’s six-month period were primarily due to a reduction in legal fees as a result of the settlement of the litigation against AMS, Agilent, and Avago Technologies. Other factors include a one-time lease termination expense of $500 for the reduction of space in the Petaluma facility and the costs associated with moving portions of the operations to San Jose.

Other income (expense), net

Other income (expense), net consists principally of, interest income, interest expense, other income, (expense), gains and losses on the disposal of fixed assets, and gains and losses on foreign exchange. We recorded net non-operating income of $964 for the six months and $237 for the three months ended September 2007. The major component of these income (expenses) were net interest income from the AMS settlement.

Contractual obligation

The following summarizes our contractual obligations at September 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual obligations:

Non-cancelable operating lease obligations	1,014	600	379	35	—
Total contractual cash obligations	$1,014	$600	$379	$35	$—

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

Liquidity and Capital Resources

For the six month period ended September 30, 2007, we financed our operations through the use of outstanding cash balances. The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net income (loss) of $693 and ($3,281) and $54 and ($5,083) for the three and six months ended September 30, 2007 and 2006, respectively. We generated negative cash flows from operations of $5,220 and $3,268 for the period ended September 30, 2007 and September 30, 2006, respectively. During fiscal year 2007, we settled our lawsuit with AMS, Agilent and Avago Technologies for $19,500, which is currently in litigation suspense, offset by the payment of $995 to settle claims with G&L for a litigation suspense balance of $18,505 as of September 30, 2007. For more information, see Part I, Basis of Presentation, Item 6. Legal Proceedings. In fiscal year 2006, we raised a net of $18,161 through the 2005 PIPE. Management believes that these proceeds, combined with projected sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal year 2008. However, projected sales may not materialize and unforeseen costs may be incurred. Moreover, the amount we ultimately receive from the AMS lawsuit settlement is uncertain as we continue to dispute the claims by one of the two law firms who represented us in that matter. If the amount we ultimately receive under the lawsuit settlement is materially less, or if the projected sales do not materialize, our ability to achieve our intended business objectives may be adversely affected. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash equivalents are principally comprised of money market accounts. As of September 30, 2007, we had cash and cash equivalents of $20,348. These accounts are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less. Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure.

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

The composition of our top five customers has changed from year to year, but net system sales to our top five customers in each of fiscal 2007, 2006 and 2005 accounted for 77.8%, 68.9% and 80.0% respectively, of our total net system sales. ST Microelectronics and International Rectifier accounted for 43.1% and 13.4%, respectively, of our total revenue in fiscal 2007. ST Microelectronics accounted for 54.3% of our total revenue in fiscal 2006. Fujitsu, Western Digital, and RF Micro Devices accounted for 38.2%, 12.8% and 10.1% respectively, of our net system sales in fiscal year 2005. ST Microelectronics accounted for 83% of total revenue in the quarter ended September 30, 2007. Other than these customers, no single customer represented more than 10% of our total revenue in fiscal 2007, 2006 and 2005 or the six months ended September 30, 2007. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, may have a material adverse effect on us.

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

We have designed our advanced etch and deposition products for customer applications in emerging new films, polysilicon and metal which we believe to be the leading edge of critical applications for the production of advanced semiconductor and other microelectronic devices. Revenues from the sale of our advanced etch and deposition systems accounted for 69%, 69% and 30% of total revenue in fiscal 2007, 2006 and 2005, respectively. Our advanced systems are currently being used primarily for research and development activities or low volume production. For our advanced systems to achieve full market adoption, our customers must utilize these systems for volume production. We cannot assure you that the market for devices incorporating emerging films, polysilicon or metal will develop as quickly or to the degree we expect. If our advanced systems do not achieve significant sales or volume production due to a lack of customer adoption, we will be materially adversely affected.

We have incurred operating losses and may not be profitable in the future; our plans to maintain and increase liquidity may not be successful.

We incurred net losses of $13.2 million, $8.9 million and $15.4 million for the years ended March 31, 2007, 2006 and 2005, respectively, and generated (used) cash flows from operations of $12.8 million, ($11.6) million, and ($7.5) million in these respective years. We have raised approximately $18.4 million from the sale of stock and warrants to institutional investors in fiscal 2006. While we believe that these proceeds, combined with a projected increase in sales, consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal year 2008, if the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all. Failure to raise any needed funds would materially adversely affect us.

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

While our common stock has recently increased in value compared to the exercise price of many options granted to employees pursuant to our stock option plans, this performance level may not be sustained. Thus, the intended benefits of the stock options granted to our employees, the creation of performance and retention incentives, may not be realized. As a result, we may lose employees whom we would prefer to retain and may have difficulty in hiring new employees to replace them. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies perceived as having less volatile stock prices. The loss of any significant employee or a large number of employees over a short period of time could have a material adverse effect on us.

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

International sales accounted for 67%, 76%, and 70% of total revenue for fiscal 2007, 2006, and 2005, respectively. For the six months ended September 30, 2007, international sales accounted for approximately 93% of total revenue. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. We cannot assure you that any of these factors will not have a detrimental effect on our operations, financial results and cash flows.

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

Changing laws, regulations and standard relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission (“SEC”) regulations and Nasdaq Stock Market rules are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have invested resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be materially adversely affected.

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

As of September 30, 2007, there were 7,126,912 shares of our common stock issued and outstanding and there were 1,858,197 shares of common stock reserved for issuance under our equity incentive and stock purchase plans. As of the same date, there were warrants outstanding for approximately 1,695,145 shares of our common stock.

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

Item 4. Submission of Matters to a Vote of Security Holders

On September 18, 2007, the Company held its annual meeting of the stockholders. Present at the meeting, in person or by proxy, were the holders of 5,813,998 shares of common stock of the Company, representing 82% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote.

The following individuals were re-elected to the board of directors:

	Votes For	Votes Withheld
Edward A. Dohring	5,620,757	193,241
Jeffrey M. Krauss	5,624,142	189,856
H. Duane Wadsworth	5,615,196	198,802
Thomas R. Mika	5,625,060	188,938

The vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, pursuant to which the total number of authorized shares of capital stock will be reduced from 205 million to 55 million and total number of authorized common stock will be reduced from 200 million to 50 million was approved by the stockholders as follows:

Votes For
For	5,593,109
Against	210,897
Abstain	9,992
Broker Non Vote	0

The vote to approve the 2007 Incentive Award Plan was approved by stockholders as follows:

Votes For
For	2,368,104
Against	300,751
Abstain	6,055
Broker Non Vote	3,139,088

The vote to ratify the appointment of Burr, Pilger & Mayer LLP as our Independent Registered Public Accounting Firm for the fiscal year ending March 31, 2008 was approved by stockholders as follows:

Votes For
For	5,693,718
Against	110,288
Abstain	9,992

Item 6. Exhibits
(a) Exhibits
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEGAL CORPORATION (Registrant)

/s/ CHRISTINE HERGENROTHER Christine Hergenrother Chief Financial Officer
Dated: November 14 , 2007