Form 10-Q
period 2007-12-31
TEGAL CORP /DE/
filed 2008-02-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q

________________

                                                  (Mark One)

                        [X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2007

or

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

As of February 13, 2008 there were 7,213,780 shares of the Registrant’s common stock outstanding.  The number of shares outstanding reflects a 1 to 12 reverse stock split effected by the Registrant on July 25, 2006.

TEGAL CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 31,	March 31,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$19,796	$25,776
Accounts receivable, net of allowances for sales returns and doubtful accounts of $157 and $413 at December 31, 2007 and March 31, 2007, respectively	10,202	6,634
Inventories, net	11,071	5,567
Prepaid expenses and other current assets	982	991
Total current assets	42,051	38,968
Property and equipment, net	1,216	1,351
Intangible assets, net	964	1,161
Other assets	104	176
Total assets	$44,335	$41,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and bank lines of credit	$—	$10
Accounts payable	1,909	1,974
Accrued product warranty	1,953	1,101
Deferred revenue	1,102	1,064
Litigation suspense	18,505	19,500
Accrued expenses and other current liabilities	3,453	3,590
Total current liabilities	26,922	27,239
Total liabilities	26,922	27,239
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 7,202,288 and 7,106,867 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively	72	71
Additional paid-in capital	123,285	122,473
Accumulated other comprehensive income (loss)	(465)	240
Accumulated deficit	(105,479)	(108,367)
Total stockholders’ equity	17,413	14,417
Total liabilities and stockholders’ equity	$44,335	$41,656

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenue	$10,145	$4,377	$25,543	$16,066
Cost of revenue	5,725	5,703	15,262	12,494
Gross profit	4,420	(1,326)	10,281	3,572
Operating expenses:
Research and development expenses	810	1,077	2,645	3,139
Sales and marketing expenses	923	949	3,208	2,957
General and administrative expenses	938	3,063	3,589	8,850
Total operating expenses	2,671	5,089	9,442	14,946
Operating income (loss)	1,749	(6,415)	839	(11,374)
Other income (expense), net	1,085	290	2,049	166
Net income (loss)	$2,834	$(6,125)	$2,888	$(11,208)
Net income (loss) per share, basic	$0.40	$(0.86)	$0.41	$(1.59)
Net income (loss) per share, diluted	$0.39	$(0.86)	$0.40	$(1.59)
Shares used in per share computation:
Basic	7,148	7,082	7,120	7,044
Diluted	7,281	7,082	7,241	7,044

Note: Shares used in per share computation for Basic and Diluted reflect a 1 to12 reverse stock split effected by the Company on July 25, 2006.

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$2,888	$(11,208)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	566	639
Stock compensation expense	757	1,417
Stock issued under stock purchase plan	22	—
Provision for doubtful accounts and sales returns allowances	(255)	259
Loss on disposal of property and equipment	144	657
Fair value of warrants and options issued for services rendered	33	61
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,297)	2,619
Inventories net	(5,490)	1,621
Prepaid expenses and other assets	77	56
Accounts payable	(60)	(193)
Accrued expenses and other current liabilities	(144)	(82)
Accrued product warranty	896	340
Litigation suspense	(995)	19,500
Deferred revenue	38	317
Net cash used in operating activities	(4,820)	16,003
Cash flows from investing activities:
Purchases of property and equipment	(378)	(244)
Net cash used in investing activities	(378)	(244)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	—
(Repayments) borrowings under notes payable and bank lines of credit	(10)	12
Payments on capital lease financing	—	(2)
Net cash (used in) provided by financing activities	(10)	10
Effect of exchange rates on cash and cash equivalents	(772)	(54)
Net decrease in cash and cash equivalents((	(5,980)	15,715
Cash and cash equivalents at beginning of period	25,776	13,787
Cash and cash equivalents at end of period	$19,796	$29,502

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share data)

1. Basis of Presentation:

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2007 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  The results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of results to be expected for the entire year.

The Company’s consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The company had net income (losses) of $2,888 and ($11,208) for the nine months ended December 31, 2007 and 2006, respectively. The Company generated (used) cash flows from operations of ($5,502) and $16,003 for the nine month periods ended December 31, 2007 and 2006, respectively. During the fiscal year 2006 the Company raised approximately $18,400 in net proceeds from the sale of our common stock and warrants to institutional investors.  Management believes that these proceeds and the release of the litigation suspense combined with the effects of consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal year 2009.  However, projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, the Company will need to reduce expenses further and raise additional capital, which may include the Company issuing debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations.  Moreover, the sale of equity or debt could result in additional dilution to current stockholders.  Such financing may not be available to the Company on acceptable terms, if at all.

On July 25, 2006, the Company effected a 1-to-12 reverse stock split of the Company’s common stock.  The consolidated financial statements for current and prior periods have been adjusted to reflect the change in number of shares.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company’s temporary investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of December 31, 2007 two customers accounted for 81% of outstanding accounts receivable balance.  As of March 31, 2007 three customers accounted for approximately 86% of the accounts receivable balance.   As of December 31, 2006, one customer accounted for 35% of outstanding accounts receivable balance.

During the three months ended December 31, 2007 and 2006, two customers accounted for 82% of total revenue and one customer accounted for 65% of total revenue, respectively. During the nine months ended December 31, 2007 and 2006 one customer accounted for 71% of total revenue and one customer accounted for 55% of total revenue, respectively.

Stock-Based Compensation

The Company has adopted several stock plans that provide equity to the Company’s employees and non-employee directors. The Company’s plans include incentive and non-statutory stock options and restricted stock awards. Stock options and restricted stock awards generally vest ratably over a four-year period on the anniversary date of the grant, and expire ten years after the grant date.  On occasion restricted stock awards may vest on the achievement of specific performance targets.  The Company also has an employee stock purchase plan that allows qualified employees to purchase shares of common stock of the Company at 85% of the fair market value on specified dates.  The difference between the purchase value and the market value is expensed as compensation.  Fiscal year to date, the expense for the ESPP plan is $4.

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R) using the modified prospective transition method.  Under that transition method, compensation expense that we recognized for the three months ended December 31, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred.  In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006.  Results in prior periods have not been restated.

Total compensation expense for the nine months ended December 31, 2007 and 2006 was $842 and $463, respectively.  Total compensation expense for the three months ended December 31, 2007 and 2006 was $66 and $233.

The following assumptions are included in the estimated grant date fair value calculations for the Company’s stock option awards and Employee Qualified Stock Purchase Plan (“ESPP”):

	December 31, 2007	December 31, 2006
Expected life (years):
Stock options	3.4	4.0
ESPP	0.5	0.5
Volatility:
Stock options	70%	96%
ESPP	46%	58%
Risk-free interest rate	4.5%	4.7%
Dividend yield	0%	0%

Stock Options & Warrants

A summary of stock option and warrant activity during the three months ended December 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
BEGINNING OUTSTANDING	2,016,899	$11.37
GRANTED
Price = Market Value	216,616	$4.20
Total	216,616	$4.20
EXERCISED	—	$4.20
CANCELLED
Forfeited	(4,375)	$4.60
Expired	(4,891)	$13.03
Total	(9,266)	$9.05

ENDING OUTSTANDING	2,224,249	$10.68	4.61	$0
ENDING VESTED + EXPECTED TO VEST	2,180,635	$10.80	4.52	$0
ENDING EXERCISABLE	1,789,443	$12.16	3.48	$0

  The aggregate intrinsic value of options and warrants outstanding as of December 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of December 31, 2007.

  The following table summarizes information with respect to stock options and warrants outstanding as of December 31, 2007:

						Weighted Average
Range of Exercise Prices		Number Outstanding As of December 31, 2007	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable As of December 31, 2007	Exercise Price As of December 31, 2007
$4.20	$4.20	216,699	9.96	$4.20	83	$4.20
4.60	4.60	292,361	8.65	4.60	118,572	4.60
4.68	7.08	235,400	5.26	6.13	192,275	6.13
7.20	8.28	59,162	7.45	8.19	59,162	8.19
12.00	12.00	1,284,990	2.68	12.00	1,284,990	12.00
12.36	73.50	128,142	3.36	26.84	126,866	26.95
92.26	92.26	416	2.19	92.26	416	92.26
92.52	92.52	4,165	2.13	92.52	4,165	92.52
99.00	99.00	2,498	2.24	99.00	2,498	99.00
105.00	105.00	416	4.73	105.00	416	105.00

$4.20	$105.00	2,224,249	4.61	$10.68	1,789,443	$12.16

 Restricted Stock

The following table summarizes our restricted stock award activity for the three months ended December 31, 2007:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Balance, September 30, 2007	436,362	$5.41
Granted	32,397	—
Forfeited	(4,375)	—
Released	(100,680)	4.82
Balance, December 31, 2007	363,704	$4.00

Unvested restricted stock at December 31, 2007

As of December 31, 2007, the total unrecognized compensation expense related to unvested restricted stock is $3,991.  This cost is expected to be recognized over a weighted average period of 1.99 years.

2. Inventories:

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. The Company estimates the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. The Company establishes provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required.  Any excess and obsolete provision is released only if and when the related inventory is sold or scrapped.  During the nine months ended December 31, 2007 and December 31, 2006, the Company sold or scrapped previously reserved inventory of $148 and $3,024  respectively.  The inventory provision balance at December 31, 2007 and December 31, 2006 was $3,760 and $4,112, respectively.

Inventories as of the dates presented consisted of:

	December 31, 2007	March 31, 2007
Raw materials	$4,911	$1,315
Work in progress	4,269	2,928
Finished goods and spares	1,891	1,324
	$11,071	$5,567

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

3. Product Warranty:

The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized.  The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected.  Warranty activity for the three months and nine months ended December 31, 2007 and 2006 was:

	Warranty Activity for the Three Months Ended December 31,		Warranty Activity for the Nine Months Ended December 31,
	2007	2006	2007	2006
Balance at the beginning of the period	$1,435	$800	$1,101	$723
Additional warranty accruals for warranties issued during the period	719	208	2,000	707
Settlements made during the period	(201)	(156)	(1,148)	(578)
Balance at the end of the period	$1,953	$852	$1,953	$852

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

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data) for the periods presented:

Three Months Ended December 31, Nine Months Ended December 31,

2007 2006 2007 2006
Net income (loss) applicable to common stockholders	$2,834	$(6,125)	$2,888	$(11,208)
Basic and diluted:
Basic weighted-average common shares outstanding	7,148	7,082	7,120	7,044
Dilutive common equivalent shares	133	—	121	—
Diluted weighted-average shares outstanding	7,281	7,082	7,241	7,044
Basic net income (loss) per share	$0.40	$(0.86)	$0.41	$(1.59)
Diluted net income (loss) per share	$0.39	$(0.86)	$0.40	$(1.59)

Outstanding options and warrants were not included in the computation of diluted net loss per common share for the periods presented if their effect would be anti-dilutive.  Such securities could potentially dilute earnings per share in future periods.  Generally options are considered anti-dilutive when their exercise prices are greater than or equal to the average market value of our common shares during the period of measurement. These securities totaled 2,587,953 and 2,967,302 equivalent shares of common stock as of December 31, 2007 and 2006, respectively.  The weighted-average exercise price was $9.74 and $11.40 per share as of December 31, 2007 and 2006 respectively.

5. Stock-Based Transactions:

Issuance of Warrants to Consultants

 The Company is party to a contract with certain consultants pursuant to which the Company will issue warrants on a monthly basis in lieu of cash payments through December 2007.  During the nine months ended December 31, 2007 the Company issued warrants to purchase 7,500 shares valued at $33 using the Black-Scholes model with an exercise price at the market value on the day of the grant and an average interest rate of 4.51% and a 5 year life.  None of these warrants have been exercised as of December 31, 2007.

6. Legal Proceedings:

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

The two law firms representing SFI in this matter claimed they were entitled, as a result of the settlement, to receive contingent fees from Tegal and SFI.  Keker & Van Nest LLP (“KVN”) claimed fees in the amount of $6,717; Gonzalez & Leigh LLP (“G&L”) claimed fees in the amount of $2,249.  We initiated proceedings with the Bar Association of San Francisco (“BASF”), pursuant to California statutes, to dispute the claims of both firms.  KVN filed suit against us and SFI in San Francisco Superior Court and the action was stayed pending completion of the BASF proceedings.  G&L did not file suit.  We identified legal and factual defenses to substantial elements of the claims and vigorously contested  the matter.

As a result of the dispute described above, as of March 31, 2007, we had placed $19,500, representing the gross cash proceeds from the recent settlement of this litigation into suspense.   Since the amount disputed  could not be determined with reasonable certainty until the dispute was resolved, we elected to suspend the entire amount, in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

Prior to the September 11, 2007 arbitration hearing, G&L settled its claim against the Company for $995, and the resulting payment by the Company to G&L of $995 was released from the litigation in suspense proceeds.  Until recently KVN continued to pursue its original claim.  However, on January 16, 2008, Tegal received a Notice of Acceptance of Written Offer to Compromise from KVN.  In connection with KVN’s acceptance of the Company’s Written Offer to Compromise and the execution of a mutual general release, dated as of January 18, 2008, the Company has paid KVN $3,800. As a result, the Company will eliminate the litigation suspense along with other liabilities related to the AMS Settlement, and the net proceeds will be recorded as other income in the fiscal fourth quarter ending March 31, 2008.

7. Geographical Information:

The Company operates in one segment for the manufacture, marketing and servicing of integrated circuit fabrication equipment.  In accordance with SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131), the Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.  All material operating units qualify for aggregation under SFAS 131 due to their identical customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.  Since Tegal operates in one segment and in one group of similar products and services, all financial segment and product line information required by SFAS 131 can be found in the consolidated financial statements.

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located.  Net sales and long-lived assets by geographic region were as follows:

	Revenue for the Three Months Ended December 31,		Revenue for the Nine Months Ended December 31,
	2007	2006	2007	2006
Sales to customers located in:
United States	$3,315	$2,037	$4,431	$5,799
Asia, excluding Japan	5,721	1,311	8,923	5,923
Japan	282	377	474	2,053
Germany	733	635	2,116	2,230
Europe, excluding Germany	94	17	9,599	61
Total sales	$10,145	$4,377	$25,543	$16,066

	Long-lived Assets as of December 31,
	2007	2006
Long-lived assets at period-end:
United States	$2,171	$2,333
Europe	9	10
Japan	—	7
Total long-lived assets	$2,180	$2,350

8. Recent Accounting Pronouncements:

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

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS 157), which established a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value. Also, SFAS 157 establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS 115” (SFAS 159). The new statement allows entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not otherwise required to be so measured. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS 159 on its consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141R) which replaces SFAS No 141.  SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning March 31, 2009 and will apply prospectively to business combinations completed on or after that date.   SFAS 141R has no material effect on the Company’s consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, (SFAS 160) which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning March 31, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS 160 has no material effect on the Company’s consolidated financial statements.

9. Subsequent Event – Update to Legal Proceeding:

On January 16, 2008, the Company received a Notice of Acceptance of Written Offer to Compromise from KVN regarding litigation related to attorneys’ fees in the case of Sputtered Films, Inc. v. Advanced Modular Sputtering, et al., filed in Santa Barbara County Superior Court.   For more information see Part I, Item 6 Legal Proceedings.  In connection with KVN’s acceptance of the Company’s Written Offer to Compromise and the execution of a mutual general release, dated as of January 18, 2008, the Company has paid KVN $3,800. As a result, the Company will eliminate the litigation suspense along with other liabilities related to the AMS Settlement, and the net proceeds will be recorded as other income in the fiscal fourth quarter ending March 31, 2008.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Amounts in thousands)

Special Note Regarding Forward Looking Statements

Information herein contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology or which constitute projected financial information.  The forward-looking statements relate to the near-term semiconductor capital equipment industry outlook, demand for our products, our quarterly revenue and earnings prospects for the near-term future and other matters contained herein.  Such statements are based on current expectations and beliefs and involve a number of uncertainties and risks that could cause the actual results to differ materially from those projected. Such uncertainties and risks include, but are not limited to, cyclicality of the semiconductor industry, impediments to customer acceptance of our products, fluctuations in quarterly operating results, competitive pricing pressures, the introduction of competitor products having technological and/or pricing advantages, product volume and mix and other risks detailed from time to time in our SEC reports, including in the section entitled “Risk Factors” in Part II, Item 1A of this report.  For further information, refer to the business description and risk factors described below.  These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.   All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph.

Overview

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

Growth in the semiconductor industry has been driven, in large part, by advances in semiconductor performance at a decreasing cost per function. Advanced semiconductor processing technologies increasingly allow semiconductor manufacturers to produce ICs with smaller features, thereby increasing processing speed and expanding device functionality and memory capacity. As ICs have become more complex, however, both the number and cost of state-of-the-art process tools required to manufacture ICs have increased significantly. As a result, the cost of semiconductor manufacturing equipment has become an increasingly large part of the total cost of producing advanced ICs.

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

Business Strategy

Our business objective is to utilize the technologies that we have developed internally or acquired externally in order to increase our market share in process equipment for both semiconductor manufacturing and nanotechnology device fabrication.  In the recent past, we have attempted to “leap frog” more established competitors by being “designed-in” to the advanced device fabrication plans of our customers.  We have done so primarily by engaging in research and development activities on behalf of our customers that our more established competitors were unwilling or unable to perform.  Many of these advanced devices promise substantial returns as consumer demand for certain functions grows and new markets are created.  However, the timing of the emergence of such demand, such as broadband wireless communications and RFID tags is highly uncertain.  In addition, the successful integration by our customers of all the various technical processes required to manufacture a device at an acceptable cost is also highly uncertain.  While we have seen increased demand from our customers this fiscal year, we cannot accurately predict the timing of the stable emergence  of these markets.  Even though our sales have increased over the past three quarters, due to the cyclical nature of our industry, we expect that net orders will continue to fluctuate.  In the meantime, our costs for maintaining our research and development efforts and our service and manufacturing infrastructure have remained constant or in some cases increased.

At the present time, we are continuing our transition of the Company’s dependence on these highly unpredictable markets to more established equipment markets, where our success is dependent more on our ability to apply successfully our engineering capabilities to solving existing manufacturing problems.  We aim to carefully manage this transition by limiting our research and development efforts to the most promising near-term sales opportunities, while at the same time redirecting all our available resources toward new products aimed at established equipment markets.  Because of our relatively small size, our ability to meet the needs of individual customers is far more important to our success than either macro economic factors or industry-wide factors such as cyclicality, although both of these factors affect our performance as well.  As a result, our methods of evaluating our progress will continue to be highly customer-focused.

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

Strengthening our Position in Deposition Process Equipment – Since 2002, we have completed two acquisitions of deposition products incorporating the same unique “sputter-up” technology.  In December 2006, as a result of the settlement of our litigation with Advanced Modular Systems (“AMS”) and others, we also acquired the assets and know-how of a similar deposition system.  These deposition tools enable the production of highly-oriented, thin piezoelectric films composed of aluminum nitride.  Such films are incorporated into high frequency filters called Bulk Acoustic Wave (BAW) and Film Bulk Acoustic Resonators (FBARs) used in cellular telephony and wireless communications.   In addition, our PVD products are well-suited for applications within “back-end” semiconductor manufacturing processes, including backside metallization of ultra-thin wafers and underbump metal processes.  These processes are important to power devices, as well as certain advanced, wafer-level packaging schemes, which are increasingly being used for high-pin-count logic and memory devices.

Introducing a New Product into Established Equipment Market - The continued development of our recently acquired Nano Layer Deposition (“NLD”) technology represents our belief that we have a compelling solution to a critical process need in present-day and future semiconductor device fabrication.  As device geometries continue to shrink, conventional chemical vapor deposition (“CVD”) process equipment is increasingly incapable of depositing thin conformal films in high-aspect ratio trenches and vias.  Atomic Level Deposition (“ALD”) is one technology for satisfying this deposition requirement.  However, ALD has several shortcomings, including low throughput and limitations on film type and quality, which we believe our NLD technology overcomes.

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

Accounting for Stock-Based Compensation

We have adopted several stock plans that provide equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards. Stock options and restricted stock awards generally vest ratably over a four-year period on the anniversary date of the grant, and expire ten years after the grant date.  Certain restricted stock awards may vest on the achievement of specific performance targets.  We also have employee stock purchase plans that allow qualified employees to purchase Tegal shares at 85% of the fair market value on specified dates.  The difference between the purchase value and the market value is expensed as compensation.

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

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R) using the modified prospective transition method. Under that transition method, we recognized compensation expense of $1,664 for the fiscal year 2007, and $842 for the nine months ended December 31, 2007, which included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as `they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006.  Results in prior periods have not been restated.

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

Inventories

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required. Any excess and obsolete provision is released only if and when the related inventories are sold or scrapped.   The inventory provision balance at December 31, 2007 and March 31, 2007 was $3,760 and $3,908, respectively.  The recovery of previously reserved inventory upon scrap of such inventory for the nine months ended December 31, 2007 and December 31, 2006 was ($148) and ($3,024), respectively.

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

Results of Operations

The following table sets forth certain financial items as a percentage of revenue for the three and nine months ended December 31, 2007 and 2006:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	56.4	130.3	59.8	77.8
Gross profit	43.6	(30.3)	40.2	22.2
Operating expenses:
Research and development expenses	8.0	24.6	10.3	19.5
Sales and marketing expenses	9.1	21.7	12.6	18.4
General and administrative expenses	9.2	70.0	14.1	55.1
Total operating expenses	26.3	116.3	37.0	93.0
Other income (expense) net	10.6	6.7	8.1	1.0
Net income (loss)	27.9%	(139.9%)	11.3%	(69.8%)

The following table sets forth certain financial items for the three and nine months ended December 31, 2007 and 2006.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenue	$10,145	$4,377	$25,543	$16,066
Cost of revenue	5,725	5,703	15,262	12,494
Gross profit	4,420	(1,326)	10,281	3,572
Operating expenses:
Research and development expenses	810	1,077	2,645	3,139
Sales and marketing expenses	923	949	3,208	2,957
General and administrative expenses	938	3,063	3,589	8,850
Total operating expenses	2,671	5,089	9,442	14,946
Other income net	1,085	290	2,049	166
Net income (loss)	$2,834	$(6,125)	$2,888	$(11,208)
Net income per share, basic	0.40	(0.86)	0.41	(1.59)
Net income per share, diluted	0.39	(0.86)	0.40	(1.59)
Number of shares outstanding
Basic	7,148	7,082	7,120	7,044
Diluted	7,281	7,082	7,241	7,044

Revenue

Revenue for the three months ended December 31, 2007 was $10,145 compared to $4,377 for the same period last year.  Revenue for the nine months ended December 31, 2007 was $25,543 compared to $16,066 for the same period last year.  The increases in revenue for the three and nine months ended December 31, 2007 as compared to the respective prior year periods were principally due to the product mix and number of systems sold, as well as to setting higher selling prices for some of our advanced systems.  For the three months ended December 31, 2007, we sold two new advanced series systems, two new 900 series systems and one new Endeavor system.  For the three months ended December 31, 2006, we sold one new advanced series system and one used 900 series system.     For the nine months ended December 31, 2006, we sold one new advanced series and one used advanced 900 series system,   For the nine months ended December 31, 2007, we sold six new advanced series systems and three new 900 series systems, as well as one new Endeavor system and one used Endeavor system.   For the nine months ended December 31, 2006, we sold two new advanced series systems, and six new 900 series systems, as well as one used advanced series system, three used 900 series systems and one used Endeavor system.

International sales as a percentage of revenue for the three months ended December 31, 2007 and December 31, 2006 were 67% and 54%, respectively.  International sales as a percentage of revenue for the nine months ended December 31, 2007 and December 31, 2006 were 83% and 64%, respectively.  We believe that international sales will continue to represent a significant portion of our revenue.

Gross profit

Gross profit for the three months ended December 31, 2007 was $4,420, compared to ($1,326) for the same period last year.  Gross profit for the nine months ended December 31, 2007 was $10,281 compared to $3,572 for the same period last year.  The increases in gross profit were due to the product mix and number of systems sold, as well as to cost reductions in manufacturing overhead, primarily in payroll expense.   Gross margins for the three months and nine months ended December 31, 2007 were higher than for the same period last year mainly due to reduction in lead times beginning in mid-2006 and inventory write-downs in 2006.

Research and Development

Research and development (R&D) expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. R&D spending for the three months ended December 31, 2007 was $810 as compared to $1,077 for the prior year period.  R&D spending for the nine months ended December 31, 2007 was $2,645 as compared to $3,139 for the prior year period.  The decrease in spending was due primarily to reimbursement for prototype costs as well as lower depreciation and legal costs associated with patents.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. Sales and marketing spending for the three months ended December 31, 2007 and December 31, 2006 were consistent at $923 and $949, respectively.  Sales and marketing spending for the nine months ended December 31, 2007 increased to $3,208 from $2,957 for the nine months ended December 31, 2006.  This increase represented our efforts to increase world wide sales and increased commission expense resulting from higher revenues.

General and Administrative

General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company.  Expenses decreased $2,125 to $938 for the three months ended December 31, 2007 from $3,063 for the same period last year.  Expenses decreased  $5,261 to $3,589 for the nine months ended December 31, 2007 from $8,850 for the same period last year.  These decreases were primarily due to a reduction in legal fees as a result of the settlement of the litigation against AMS, Agilent and Avago Technologies.

Other income (expense), net

Other income (expense), net consists principally of, interest income, interest expense, other income, other expense, gains and losses on the disposal of fixed assets, and gains and losses on foreign exchange. We recorded other income net $1,085 for the three months ended December 31, 2007 as compared to $290 for the same period last year.  We recorded other income net of $2,049 for the nine months ended December 31, 2007 as compared to $166 for the same period last year. This increase was due primarily to recording $682 from the recognition of foreign exchange differences between current and historical valuations of investment as a result of the dissolution of our Japan subsidiary completed in December 2007.   Net interest income is also higher in the current fiscal year due to higher cash balances earning higher interest.   In addition, we also received $278 from the AMS settlement in the first quarter of the current fiscal year.

Contractual obligation

The following summarizes our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Non-cancelable operating lease obligations	1,000	602	370	28	—
Total contractual cash obligations	$1,000	$602	$370	$28	$—

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

Liquidity and Capital Resources

        For the nine months ended December 31, 2007, we financed our operations through the use of outstanding cash balances.  The primary significant changes in our cash flow statement were in Accounts Receivable, Inventories and Litigation Suspense.  Accounts receivable increased as a result of additional sales made in the second and third quarter of fiscal year 2008.  Full payment is not due from these customers until system installations are complete.  The company increased inventories in anticipation of new sales and increased costs of raw materials.  Litigation Suspense decreased as a result of the settlement with G&L.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net income (loss) of $2,834 and ($6,125) for the three months ended December 31, 2007 and 2006 respectively.  We had a net income (loss) of $2,888 and ($11,208) for the nine months ended December 31, 2007 and 2006, respectively. We generated (used) cash flows from operations of ($5,502) and $16,003 for the nine months ended December 31, 2007 and December 31, 2006, respectively. Our litigation suspense of $19,500 was reduced by the payment of $995 to settle claims with G&L resulting in a litigation suspense balance of $18,505 as of December 31, 2007.  In January 2008, we reached settlement of a $3,800 payment to Keker & Van Nest.  As a result of this settlement, the litigation suspense of $14,705 will be released and recorded as other income in the fourth quarter ending March 31, 2008.  For more information, see Part II, Item 1. Legal Proceedings.

In fiscal year 2006, we raised a net of $18,161 through the 2005 PIPE. Management believes that these proceeds and the release of the litigation suspense combined with the effects of consolidation of certain operations and continued cost containment will be adequate to fund operations through fiscal year 2009. However, projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and/or raise additional capital, which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt these securities could have rights, privileges or preferences senior to those of common stock.  Moreover, the sale of equity could result in additional dilution to current stockholders.  Covenants associated with our debt securities could impose restrictions on our operations.  Such equity or debt financings may not be available to us on acceptable terms, if at all.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our cash equivalents are principally comprised of money market accounts. As of December 31, 2007, we had cash and cash equivalents of $19,796. These accounts are subject to interest rate risk and may fall in value if market interest rates increase.  We attempt to limit this exposure by investing primarily in short-term securities having a maturity of three months or less.  Due to the nature of our cash and cash equivalents, we have concluded that there is no material market risk exposure.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Keker & Van Nest LLP v. Tegal Corporation and Sputtered Films, Inc.

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

The two law firms representing SFI in this matter claim they were entitled, as a result of the settlement, to receive contingent fees from Tegal and SFI.   Keker & Van Nest LLP (“KVN”) claimed fees in the amount of $6,717.  Gonzalez & Leigh LLP (“G&L”) claimed fees in the amount of $2,249.   We initiated proceedings with the Bar Association of San Francisco (“BASF”), pursuant to California statutes, to dispute the claims of both firms.  KVN filed suit in the above-titled action against us and SFI in San Francisco Superior Court.  The action was stayed pending completion of the BASF proceedings.  G&L has not filed suit.  We identified legal and factual defenses to substantial elements of both claims and vigorously contested the matter.

As a result of the dispute described above, as of March 31, 2007, we had placed $19,500, representing the gross cash proceeds from the recent settlement of this litigation into suspense. Since the amount in dispute cannot be determined with reasonable certainty until the dispute was resolved, we elected to suspend the entire amount, in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

Prior to the September 11, 2007 arbitration, G&L settled its claim against us for $995, which we paid and the amount was released from the litigation suspense.  On January 16, 2008, we received a Notice of Acceptance of Written Offer to Compromise from KVN.  In connection with KVN’s acceptance of the Company’s Written Offer to Compromise and the execution of a mutual general release, dated as of January 18, 2008, we paid KVN $3,800. As a result, we will eliminate the litigation suspense along with other liabilities related to the AMS Settlement, and the net proceeds will be recorded as other income in the fiscal fourth quarter ending March 31, 2008.

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

The composition of our top five customers has changed from year to year, but net system sales to our top five customers in each of fiscal 2007, 2006 and 2005 accounted for 77.8%, 68.9% and 80.0% respectively, of our total net system sales. ST Microelectronics and International Rectifier accounted for 43.1% and 13.4%, respectively, of our total revenue in fiscal 2007.  ST Microelectronics accounted for 54.3% of our total revenue in fiscal 2006.  Fujitsu, Western Digital, and RF Micro Devices accounted for 38.2%, 12.8% and 10.1% respectively, of our net system sales in fiscal year 2005.  ST Microelectronics and Analog Devices, Inc accounted for 60% and 21%, respectively of total revenue in the three months ended December 31, 2007.  ST Microelectronics accounted for 71% of total revenue in the nine months ended December 31, 2007.  Other than these customers, no single customer represented more than 10% of our total revenue in fiscal 2007, 2006 and 2005 or the nine months ended December 31, 2007. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, may have a material adverse effect on us.

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

We incurred net losses of $13,200, $8,900 and $15,400 for the years ended March 31, 2007, 2006 and 2005, respectively, and generated (used) cash flows from operations of $12,800, ($11,600), and ($7,500) in these respective years.  We have raised approximately $18,400 from the sale of stock and warrants to institutional investors in fiscal 2006. In fiscal year 2006, we raised a net of $18,161 through the 2005 PIPE.  We believe that these proceeds and the release of the litigation suspense, combined with the effects of consolidation of operations and continued cost containment will be adequate to fund operations through fiscal year 2009.  However projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock.  Moreover, the sale of equity could result in additional dilution to current stockholders.  Covenants associated with our debt securities could impose restrictions on our operations.  Such equity or debt financings may not be available to us on acceptable terms, if at all.  Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.

Our quarterly operating results may continue to fluctuate.

Our revenue and operating results have fluctuated and are likely to continue to fluctuate significantly from quarter to quarter, and we cannot assure you that we will achieve profitability in the future.

Our 900-series etch systems typically sell for prices ranging between $250,000 and $600,000, while prices of our 6500-series critical etch systems and our Endeavor deposition system typically range between $1.8 million and $3.0 million. To the extent we are successful in selling our 6500 and Endeavor series systems, the sale of a small number of these systems will probably account for a substantial portion of revenue in future quarters, and a transaction for a single system could have a substantial impact on revenue and gross margin for a given quarter.

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

Our common stock has recently decreased in value compared to the exercise price of many options granted to employees pursuant to our stock option plans.  Thus, the intended benefits of the stock options granted to our employees, the creation of performance and retention incentives, may not be realized.  As a result, we may lose employees whom we would prefer to retain and may have difficulty in hiring new employees to replace them. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies perceived as having less volatile stock prices.  The loss of any significant employee or a large number of employees over a short period of time could have a material adverse effect on us.

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

International sales accounted for 67%, 76%, and 70% of total revenue for fiscal 2007, 2006, and 2005, respectively. For the nine months ended December 31, 2007, international sales accounted for approximately 83% of total revenue. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. We cannot assure you that any of these factors will not have a detrimental effect on our operations, financial results and cash flows.

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

As of December 31, 2007, there were 7,202,288 shares of our common stock issued and outstanding and there were 1,794,880 shares of common stock reserved for issuance under our equity incentive and stock purchase plans.  As of the same date, there were warrants outstanding for approximately 1,695,145 shares of our common stock.

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
Dated: February 14 , 2008

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

Date:  February 14, 2008                                                                                                                              /s/   Thomas R. Mika
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

Date: February 14, 2008                                                                                                                             /s/ Christine Hergenrother
                                    Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the quarter ended December 31, 2007 as filed with the Securities and Exchange Commission (the “Report”), I, Thomas R. Mika, President and Chief Executive Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Thomas R. Mika
Chief Executive Officer and President
February 14, 2008

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the quarter ended December 31, 2007 as filed with the Securities and Exchange Commission (the “Report”), I, Christine Hergenrother, Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Christine Hergenrother
Chief Financial Officer
February 14, 2008