Form 10-K
TEGAL CORP /DE/
filed 2008-06-27
CIK 931059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
         (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2008

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

Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                Large Accelerated Filer   [  ]                                                                                                                    Accelerated Filer  [  ]

                Non-Accelerated Filer [  ] (Do not check if a smaller reporting company)                                      Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the common stock on March 31, 2008 as reported on the NASDAQ Smallcap Market, was $35,996,395. As of June 25, 2008, 7,253,536  shares of the registrant’s common stock were outstanding.

  The number of shares outstanding reflects a 1-for-12 reverse stock split effected by the Registrant on July 25, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2008 Annual Meeting of Stockholders to be held September 23, 2008 will be filed with the Commission within 120 days after the close of the registrant’s fiscal year and are incorporated by reference in Part III.

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	10
Item 1B	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities	11
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A.	Quantitative and Qualitative Disclosure about Market Risks	18
Item 8.	Financial Statements and Supplementary Data	15
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	36
Item 9A.	Controls and Procedures	37
Item 9B.	Other Information	37
PART III
Item 10.	Directors and Executive Officers of the Registrant	37
Item 11.	Executive Compensation	37
Item 12.	Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters	37
Item 13.	Certain Relationships and Related Transactions	37
Item 14.	Principal Accountant Fees and Services	37
PART IV
Item 15.	Exhibits and Financial Statement Schedule	38
	Signatures	40

PART I

Item 1.  Business

Information contained or incorporated by reference in this report contains forward-looking statements.  These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology which constitutes projected financial information.  These forward-looking statements are subject to risks, uncertainties and assumptions about Tegal Corporation  including, but not limited to, industry conditions, economic conditions, acceptance of new technologies and market acceptance of Tegal Corporation’s  products and service.  For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Part I, Item 1A—Risk Factors” and the “Financial Condition” section set forth in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 18 below and such other risks and uncertainties as set forth below in this report or detailed in our other SEC reports and filings. We assume no obligation to update forward-looking statements.

All dollar amounts are in thousands unless specified otherwise.

The Company

Tegal Corporation, a Delaware corporation (“Tegal” or the “Company”), designs, manufactures, markets and services plasma etch and deposition systems that enable the production of integrated circuits (“ICs”), memory and related microelectronics devices used in portable computers, cellphones, PDAs and RFID applications; megapixel imaging chips used in digital and cellphone cameras; power amplifiers for portable handsets and wireless networking gear; and MEMS devices like accelerometers for automotive airbags, microfluidic control devices for ink jet printers; and laboratory-on-a-chip medical test kits.  Etching and deposition constitute two of the principal IC and related device production process steps and each must be performed numerous times in the production of such devices.

We were formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Our predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. We completed our initial public offering in October 1995.

On August 30, 2002, we acquired all of the outstanding common stock of Sputtered Films, Incorporated (“SFI”), a privately held California corporation.  SFI is a leader in the design, manufacture and service of high performance physical vapor deposition sputtering systems for particular applications in the semiconductor and semiconductor packaging industry.  SFI was founded in 1967 with the development of its core technology, the S-Gun.

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

On May 28, 2004, we purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”).  FDSI, a privately held development stage company, was founded in 1999 as a spin-off of SFI.  FDSI had developed a high-throughput, low cost-of-ownership physical vapor deposition (“PVD”) system with highly differentiated technology for leading edge memory and logic device production on 200 and 300 millimeter wafers.   We have postponed further internal development of products based on this technology, but we are seeking development partners and possible licensees for aspects of the unique technologies that we acquired.

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

Each step of the manufacturing process for ICs requires specialized manufacturing equipment. Today, plasma-based systems are used for the great majority of both deposition and etching processes. During physical vapor deposition the semiconductor wafer is exposed to a plasma environment that forms continuous thin films of electrically insulating or electrically conductive layers on the semiconductor wafer. During a plasma etch process (also known as “dry etch”), a semiconductor wafer is exposed to a plasma composed of a reactive gas, such as chlorine, which etches away selected portions of the layer underlying the patterned photoresist layer.

Business Strategy

Our business objective is to utilize the technologies that we have developed internally or acquired externally in order to increase our market share in process equipment for both semiconductor manufacturing and nanotechnology device fabrication (i.e.. devices smaller than about 100 nanometers).   In the recent past, we have focused on competing with more established competitors by being “designed-in” to the advanced device fabrication plans of our customers.  We have done so primarily by engaging in research and development activities on behalf of our customers that our more established competitors were unwilling or unable to perform.  Many of these advanced devices promise substantial returns as consumer demand for certain functions grows and new markets are created.  However, the timing of the emergence of such demand is highly uncertain.  In addition, the successful integration by our customers of all the various technical processes required to manufacture a device at an acceptable cost is also highly uncertain.  While we have seen increased demand from our customers this fiscal year, we cannot accurately predict the timing of the stable emergence of these markets.  Even though our sales have increased this fiscal year, due to the cyclical nature of our industry, we expect that net orders will continue to fluctuate.  In the meantime, our costs for maintaining our research and development efforts and our service and manufacturing infrastructure have remained constant or in some cases increased.

At the present time, we are continuing our transition of the Company’s dependence on these highly unpredictable markets to more established equipment markets, where our success is dependent more on our ability to apply successfully our engineering capabilities to solving existing manufacturing problems.  We aim to carefully manage this transition by limiting our research and development efforts to the most promising near-term sales opportunities, while at the same time redirecting all our available resources toward new products aimed at established equipment markets.  Because of our relatively small size, our ability to meet the needs of individual customers is far more important to our success than either macroeconomic factors or industry-wide factors such as cyclicality, although both of these factors affect our performance as well.  As a result, our methods of evaluating our progress will continue to be highly customer-focused.

In order to achieve our business strategy, we are focused on the following key elements:

Maintaining our Technology Leadership Position in New Materials Etch – We have become a leading provider of etch process solutions for a set of new materials central to the production of an array of advanced semiconductor and nanotechnology devices in emerging markets.  Incorporation of these new materials is essential to achieving the higher device densities, lower power consumption and novel functions exhibited by the newest generation of cell phones, computer memories, fiber optic switches and remote sensors.  Currently, we are a leading supplier of etch solutions to makers of various advanced “non-volatile” memories, as well as to device makers incorporating compound metals and certain high-K dielectric materials into their devices.  Our new materials expertise also includes the etching of so-called “compound-semi” materials, such as gallium arsenide, gallium nitride and indium phosphide, widely used in telecom device production.  In addition, we are known for our capability to etch certain noble metals, such as gold and platinum, as well as certain proprietary compound metals.  This capability is increasingly important in advanced memory development and in the production of Micro-Electrical Mechanical Systems (“MEMS”), a type of commercially produced nanotechnology device, especially useful to the automotive industry.  We intend to maintain our leadership position in new materials etch through our own internal development efforts and through various joint development programs and production efforts with leading device manufacturers.

Strengthening our Position in Deposition Process Equipment – Since 2002, we have completed two acquisitions of deposition products incorporating the same unique “sputter-up” technology.  In December 2006, as a result of the settlement of our litigation with Advanced Modular Systems (“AMS”) and others, we also acquired the assets and know-how of a similar deposition system.  These deposition tools enable the production of highly-oriented, thin piezoelectric films composed of aluminum nitride.  Such films are incorporated into high frequency filters called Bulk Acoustic Wave (“BAW”) and Film Bulk Acoustic Resonators (“FBARs”) used in cellular telephone and wireless communications.   In addition our PVD products are well-suited for applications within so-called “back-end” semiconductor manufacturing processes, including backside metallization of ultra-thin wafers and underbump metal processes.  These processes are important to power devices, as well as certain advanced, wafer-level packaging schemes, which are increasingly being used for high-pin-count logic and memory devices.

Introducing a New Product into Established Equipment Market - The continued development of our NLD technology represents our belief that we have a compelling solution to a critical process need in present-day and future semiconductor device fabrication.  As device geometries continue to shrink, conventional chemical vapor deposition (“CVD”) process equipment is increasingly incapable of depositing thin conformal films in high-aspect ratio trenches and vias.  In addition, there appear to be significant applications of our NLD technology in barrier films and high-K materials deposition.  Atomic Level Deposition (“ALD”) is one technology for satisfying this deposition requirement.  However, ALD has several shortcomings, including low throughput and limitations on film type and quality, which we believe our NLD technology overcomes.

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

As ICs become increasingly complex, certain etch steps required to manufacture a state of the art IC demand leading edge etch technology, where the ability to perform the etch process is more important than the cost of the tool.  In other applications, low cost-of-ownership and high performance in routine process steps are essential.

Today, the semiconductor industry is faced with the need to develop and adopt an unprecedented number of new materials as conventional films are running out of the physical properties needed to support continuing shrinks in die size and to provide improved performance. Certain of these new materials present unique etch production problems. For example, the use of certain films, such as platinum, iridium and Lead Zirconate Titanate (“PZT”), currently being used in the development of non-volatile memories and integrated passive devices, is presenting new challenges to semiconductor manufacturers.  Magnetic random access memory devices incorporate unique magnetic materials in the device structures, as do certain proposed resistive random access memory devices.  While these new films contribute to improved device performance and reduced die size, their unique properties make them particularly difficult to etch and, therefore, require more advanced etch process technologies.

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

Our established 200mm PVD technologies address the following applications:

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

AMS ™  PVD Products

As a result of the settlement of our litigation with AMS and others, the assets and know-how related to a series of PVD system products were transferred to us on March 1, 2007.  The AMS PVD systems are targeted specifically at the deposition of aluminum nitride for BAW and FBAR filtering devices for cell phones and other wireless devices, are the cornerstone of commercial RfMEMS fabrication today.  We currently offer the AMS systems in two configurations, including a single-module system (“SMS”) and a multiple-module system (“MMS”).

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

Customers

The composition of our top five customers has changed from year to year, but net system sales to our top five customers in each of fiscal 2008, 2007, and 2006, accounted for 87.2%, 77.8%, and 68.9%, respectively, of our total net system sales. ST Microelectronics accounted for 57.8% of our total revenue in fiscal 2008.  ST Microelectronics and International Rectifier accounted for 43.1% and 13.4% respectively, of our total revenue in fiscal 2007.  ST Microelectronics accounted for 54.3% of our total revenue in fiscal 2006.  Other than these customers, no single customer represented more than 10% of our total revenue in fiscal 2008, 2007, and 2006. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, would have a material adverse effect on us.

Backlog

We schedule production of our systems based upon order backlog and customer commitments. We include in our backlog only orders for which written purchase orders have been accepted and shipment dates within the next 12 months have been assigned. As of March 31, 2008 and 2007, our order backlog was $250 and $1,172, respectively. Booked system orders are subject to cancellation by the customer, but with substantial penalties except in the case of orders for evaluation systems or for systems that have not yet incurred production costs. Orders may be subject to rescheduling with limited or no penalty. Some orders are received for systems to be shipped in the same quarter as the order is received. As a result, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

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

We maintain direct sales, service and process support capabilities in the United States, Germany, and Italy as well as through third-party representatives in Japan, South Korea, China, Taiwan and Singapore. In addition to these international direct sales and support organizations, we also market our systems through independent sales representatives in Israel, India and Turkey.

International sales, which consist of export sales from the United States either directly to the end user or to one of our foreign subsidiaries, accounted for approximately 72%, 67%, and 76% of total revenue for fiscal 2008, 2007, and 2006, respectively.

Revenues by region for each of the last three fiscal years were as follows:

	Years Ended March 31,
	2008	2007	2006
United States	$9,262	$7,398	$5,142
Asia, excluding Japan	9,970	7,008	5,624
Japan	805	2,042	2,312
Germany	2,879	3,115	2,313
Europe, excluding Germany	10,009	2,700	6,366
Total sales	$32,925	$22,263	$21,757

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

As of March 31, 2008, we had 19 full-time employees dedicated to equipment design engineering, process support and research and development. Research and development expenses for fiscal 2008, 2007, and 2006 were $3,705, $4,646, and $4,753, respectively, and represented 11.3%, 20.9%, and 21.8% of total revenue, respectively. Such expenditures were primarily used for the development of new processes, continued enhancement and customization of existing systems, processing customer samples in our demonstration labs and providing process engineering support at customer sites.

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

Competition

The semiconductor capital equipment industry is highly competitive. Our principal competitors are Aviza Technology, Inc., OC Oerlikon Corporation AG, Ulvac Japan, Ltd., and Canon Anelva Technix Corporation, as well as Applied Materials, Inc., Lam Research Corporation, Novellus and Tokyo Electron Limited.  We believe that the principal competitive factor in the critical segments of the equipment industry is technical performance of the system, followed closely by the existence of customer relationships, the system price, the ability to provide service and technical support on a global basis and other related cost factors. We believe that the principal competitive factor in the non-critical segments of the equipment industry is system price, followed closely by the technical performance of the system, the existence of established customer relationships, the ability to provide service and technical support on a global basis and other related cost factors.

Intellectual Property

We hold an exclusive license or ownership of approximately 62 U.S. patents, including both deposition and etch products, and approximately 14 corresponding foreign patents covering various aspects of our systems. We have also applied for approximately 28 additional U.S. patents and approximately 60 additional foreign patents. Of these patents, a few expire as early as 2008, others expire as late as 2024 with the average expiration occurring in approximately 2020. We believe that the duration of such patents generally exceeds the life cycles of the technologies disclosed and claimed therein. We believe that although the patents we have exclusively licensed or hold directly will be of value, they will not determine our success, which depends principally upon our engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our systems, processes and manufacturing techniques. In addition, other companies and inventors may receive patents that contain claims applicable to our systems and processes. The sale of our systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. We also rely on trade secrets and other proprietary technology that we seek to protect, in part, through confidentiality agreements with employees, vendors, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by others.

6500 Series

The original versions of the system software for our etch and deposition systems were either developed internally or jointly developed by us and third-party software vendors. We hold perpetual, non-exclusive, non-royalty-bearing licenses to use and enhance this software. The enhanced versions of the software currently used on etch and deposition systems have undergone multiple releases of the original software, and such enhancements were developed exclusively by us. Neither the software vendor nor any other party has any right to use our current release of the system software.  However, we cannot make any assurances that this software will not be illegally copied or reverse-engineered by either customers or third parties.

Endeavor

      The original version of the system software for our Endeavor series systems was developed by Sputtered Films, Inc. The enhanced version of this software currently used on our Endeavor series systems has undergone multiple releases of the original software, and such enhancements were developed exclusively by us.  No other party has any right to use our current release of the system software.  However, we cannot make any assurances that this software will not be illegally copied or reverse-engineered by either customers or third parties.

9xx ACS

     The original version of the system software for our 9xx series systems was developed by Tegal. The enhanced version of this software currently used on our 9xx ACS series systems has undergone multiple releases of the original software, and such enhancements were developed exclusively by us.  No other party has any right to use our current release of the system software.  However, we cannot make any assurances that this software will not be illegally copied or reverse-engineered by either customers or third parties.

Compact

     The original version of the system software for our Compact series systems was developed jointly with Adventa Control Technologies. For each shipment of a Compact system, we purchase from ACT a perpetual, non-exclusive license to use and ship this software. Neither the software vendor nor any other party has any right to use our current release of this system software.  However, we cannot make any assurances that this software will not be illegally copied or reverse-engineered by either customers or third parties.

Employees

As of March 31, 2008 we had a total of 73 regular employees, 2 part-time contract personnel and 5 full-time contract personnel. Of our regular employees, 19 are in engineering, and research and development, 18 are in manufacturing and operations, 25 are in marketing, sales and customer service and support and 11 are in executive and administrative positions. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract, retain and develop such employees. Skilled employees, especially employees with extensive technological backgrounds, remain in demand. There can be no assurance we will be able to attract or retain the skilled employees that may be necessary to continue our research and development, manufacturing or marketing programs. The loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on us.

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

We believe that to be competitive, we will require significant financial resources in order to offer a broad range of systems, to maintain customer service and support centers worldwide and to invest in research and development. Many of our existing and potential competitors, including Aviza Technology, Inc., OC Oerlikon Corporation AG, Ulvac Japan, Ltd., and Canon Anelva Technix Corporation, Applied Materials, Inc., Lam Research Corporation, Novellus and Tokyo Electron Limited, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation etch, deposition and other production equipment and broader process equipment offerings, as well as greater name recognition than we do. We cannot assure you that we will be able to compete successfully against these companies in the United States or worldwide.

Our customers are concentrated and therefore the loss of a significant customer may harm our business.

The composition of our top five customers has changed from year to year, but net system sales to our top five customers in each of fiscal 2008, 2007, and 2006 accounted for 87.2%. 77.8%, and 68.9% respectively, of our total net system sales.  ST Microelectronics accounted for 57.8% of our total revenue in fiscal 2008.  ST Microelectronics and International Rectifier accounted for 43.1% and 13.4%, respectively, of our total revenue in fiscal 2007.  ST Microelectronics accounted for 54.3% of our total revenue in fiscal 2006.  Other than these customers, no single customer represented more than 10% of our total revenue in fiscal 2008, 2007, and 2006. Although the composition of the group comprising our largest customers may vary from year to year, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, would have a material adverse effect on us.

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

We have designed our advanced etch and deposition products for customer applications in emerging new films, polysilicon and metal which we believe to be the leading edge of critical applications for the production of advanced semiconductor and other microelectronic devices. Revenue from the sale of our advanced etch and deposition systems accounted for 80%, 69%, and 69%, of total revenue in fiscal 2008, 2007, and 2006, respectively. Our advanced systems are currently being used primarily for research and development activities or low volume production. For our advanced systems to achieve full market adoption, our customers must utilize these systems for volume production. We cannot assure you that the market for devices incorporating emerging films, polysilicon or metal will develop as quickly or to the degree we expect.  If our advanced systems do not achieve significant sales or volume production due to a lack of full customer adoption, we will be materially adversely affected.

Until recently, we have incurred operating losses and may not be profitable in the future.  Our plans to maintain and increase liquidity may not be successful.

We incurred net income/(losses) of $18.1 million, ($13.2) million, and ($8.9) million for the years ended March 31, 2008, 2007, and 2006, respectively, and (used) generated cash flows from operations of ($5.1) million, $12.8 million, and ($11.6) million in these respective years.  We have raised approximately $18.4 million from the sale of stock and warrants to institutional investors in fiscal 2006. Of the amount raised in fiscal year 2006, a net of $18,161 was achieved through the 2005 PIPE.  We believe that these proceeds and the release of the litigation suspense, combined with the effects of consolidation of operations and continued cost containment will be adequate to fund operations through fiscal year 2009. However projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.

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

International sales accounted for 72%, 67%, and 76% of total revenue for fiscal 2008, 2007, and 2006, respectively. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. We cannot assure you that any of these factors will not have a detrimental effect on our operations, financial results and cash flows.

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

As of March 31, 2008, there were 7,242,736 shares of our common stock issued and outstanding, 3,445,219 shares of our common stock reserved for issuance of shares issuable upon exercise of outstanding warrants, and shares underlying equity awards created or available for grant under our equity incentive plans, and shares available under our stock purchase plan.

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

Materials delays have not been significant in recent years. Nevertheless, we procure certain components and sub-assemblies included in our systems from a limited group of suppliers, and occasionally from a single source supplier. Such components and assemblies include robots, electro-static chucks, power supplies and flow control devices.  Disruption or termination of certain of these sources could have an adverse effect on our operations and damage our relationship with our customers.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our headquarters, encompassing our executive office, manufacturing, engineering and research and development operations, in one leased 39,717 square foot facility in Petaluma, California.  We have a primary lease which expired in February 2008 with an option to extend for an additional two one-year terms until 2010. In February the Company extended the primary lease for one year and expects to extend the lease for the second one-year term. Other than certain large pieces of capital equipment leased by us, we own substantially all of the machinery and equipment used in our facilities.

We have office space in a leased 13,300 square foot facility in San Jose, California.  We have a sublease agreement for the premises, signed on December 30, 2005, which expired on January 31, 2008.  In addition, we have a primary lease for the same premises which commenced on February 1, 2008 and expires on January 31, 2010.

We lease sales, service and process support space in Maisach, Germany.

Item 3.  Legal Proceedings

As of March 31, 2008, we had no pending material legal proceedings.  From to time, we are involved in other legal proceedings in the normal course of business and do not expect them to have a material adverse effect on our business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

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

	High	Low
FISCAL YEAR 2007 First Quarter	$8.52	$4.32
Second Quarter	4.80	3.68
Third Quarter	6.47	3.69
Fourth Quarter	6.13	4.65

FISCAL YEAR 2008 First Quarter	$6.45	$3.11
Second Quarter	6.50	4.00
Third Quarter	7.18	5.28
Fourth Quarter	6.59	4.40

The approximate number of holders on record of our common stock as of March 31, 2008 was 181. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock awards (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) (c)
Equity compensation Plans approved by security holders:
Equity Incentive Plan	1,041	$55.56	—
1990 Stock Option Plan	2,703	44.53	—
1998 Equity Participation Plan	664,921	6.22	113,200
2007 Equity Participation Plan	253,977	4.29	546,257
Directors Stock Option Plan	118,655	10.16	9,374
Total	1,041,297	6.35	668,831

Warrants Outstanding

	Year Ended March 31,
	2008	2007	2006
Number of securities to be issued upon exercise of outstanding warrants	1,511,523	1,527,784	1,647,633
Weighted-average exercise price of outstanding warrants	$ 12.69	$ 12.60	$ 13.44

Item 6.  Selected Financial Data

	Year Ended March 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$32,925	$22,263	$21,757	$14,888	$16,528
Gross profit	14,014	5,527	6,016	3,267	4,647
Operating income (loss)	1,595	(13,375)	(8,839)	(13,522)	(7,180)
Income tax expense (benefit)	504	—	(532)	—	—
Net income (loss)	18,104	(13,213)	(8,880)	(15,363)	(12,602)
Net income (loss) per share: (1)
Basic	$2.53	$(1.87)	$(1.50)	$(3.93)	$(6.74)
Diluted	$2.48	$(1.87)	$(1.50)	$(3.93)	$(6.74)
Shares used in per share computation: Basic	7,159	7,065	5,903	3,907	1,870
Diluted	7,288	7,065	5,903	3,907	1,870

	March 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$19,271	$25,776	$13,787	$7,093	$7,049
Working capital	30,724	11,729	22,579	8,056	8,823
Total assets	40,079	41,656	31,491	20,092	22,658
Debt obligations (excluding capital leases, and litigation suspense, convertible debentures)	—	13	13	159	2,450
Stockholders’ equity	32,930	14,417	26,040	13,300	14,955

(1)	See Note 4 of our Consolidated Financial Statements for an explanation of the computation of earnings per share.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are in thousands unless specified otherwise.
Share and per share amounts give effect to the 1-for-12 reverse stock split effected on July 25, 2006

Company Overview

Tegal Corporation, a Delaware corporation (“Tegal” or the “Company”), designs, manufactures, markets and services plasma etch and deposition systems that enable the production of micro-electrical mechanical systems (“MEMS”), memory devices, integrated circuits (“ICs”), memory and other related microelectronics devices used in portable computers, cellphones, PDAs and RFID applications; megapixel imaging chips used in digital and cellphone cameras; power amplifiers for portable handsets and wireless networking gear; and MEMS devices like accelerometers for automotive airbags, microfluidic control devices for ink jet printers; and laboratory-on-a-chip medical test kits. Etching and deposition constitute two of the principal IC and related device production process steps and each must be performed numerous times in the production of such devices.

Our business objective is to utilize the technologies that we have developed internally or acquired externally in order to increase our market share in process equipment for both semiconductor manufacturing and nanotechnology device fabrication, (i.e., devices smaller than about 100 nanometers).   In the recent past, we have focused on etching new materials that are especially important to the miniaturization of certain types of capacitors and the precise deposition processes required for certain filtering devices, both driven primarily by cell phones and wireless applications. We have implemented this strategy primarily by engaging in research and development activities on behalf of our customers that our more established competitors were unwilling or unable to perform.  Many of these advanced devices promise substantial returns as consumer demand for certain functions grows and new markets are created.  However, the timing of the emergence of such demand, and the adoption of the devices by consumer product companies is highly uncertain.  In addition, the successful integration by our customers of all of the various technical processes required to manufacture a device at an acceptable cost is also highly uncertain.  As a result of our inability to accurately predict the timing of the emergence of these markets, our sales have declined since the mid-1990’s and have increased only recently. Nevertheless, our costs for maintaining our research and development efforts, service and manufacturing infrastructure have remained relatively constant or in some cases have increased.

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

With our current products, we believe that we have sufficient opportunities in both emerging and existing markets to allow us to continue a sales growth pattern in the coming year. Equally important is the reduction of operating costs.   In the coming year, as in the past 12 months, we are aiming to contain increases in operating costs by focusing on the most promising opportunities while limiting our exposure to others, continuing the outsourcing of certain activities, such as engineering and software development, and maintaining our headcount at a low level as we strive to improve operational efficiency.

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

We believe the following critical accounting policies are the most significant to the presentation of our consolidated financial statements:

Revenue Recognition

Each sale of our equipment is evaluated on an individual basis in regard to revenue recognition.  We have integrated in our evaluation the related interpretative guidance included in Staff Accounting Bulletins (“SAB”), and recognize the role of the Emerging Issue Task Force (“EITF”) consensus on Issue 00-21.  We first refer to EITF 00-21 in order to determine if there is more than one unit of accounting and then we refer to SAB104 for revenue recognition topics for the unit of accounting. We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectibility is reasonably assured.

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

For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue is recognized upon completion of installation and receipt of final customer acceptance.  Since title to goods generally passes to the customer upon shipment and 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount.  The revenue on these transactions is deferred and recorded as deferred revenue. As of March 31, 2008 and 2007 deferred revenue as related to systems was $252 and $1,039.  We reserve for warranty costs at the time the related revenue is recognized.

Revenue related to sales of spare parts is recognized upon shipment.  Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.  Unearned maintenance and service revenue is included in deferred revenue.  As of March 31, 2008 and 2007, $0 and $25 of deferred revenue was related to service contracts.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These indicators may include, but are not limited to, significant decreases in the market value of an asset and significant changes in the extent or manner in which an asset is used.  If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. No impairment charge has been recorded for the years ended 2008, 2007, and 2006, respectively.

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

Accounting for Restructure Expenses

There were no severance charges and no outstanding liability during fiscal year ended March 31, 2008.

During the fiscal year ended March 31, 2006, we recorded a severance charge of approximately $271 related to staff reductions of 17 employees, of which approximately $168 was classified as cost of sales, $81 as research and development, $12 as sales and marketing and $10 as general and administrative expenses.   We had an outstanding severance liability of approximately $15 as of March 31, 2006.

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future taxable income, we have fully reserved our deferred tax assets as of March 31, 2008 and 2007. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Accounting for Stock-Based Compensation

We have adopted several stock plans that provide for issuance of equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards. Stock options and restricted stock awards generally vest ratably over a four-year period on the anniversary date of the grant, and expire ten years after the grant date.  Certain restricted stock awards may vest on the achievement of specific performance targets.  We also have employee stock purchase plans that allow qualified employees to purchase Tegal shares at 85% of the fair market value on specified dates.

Prior to April 1, 2006 we accounted for these stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (SFAS 123).  With the exception of grants of restricted stock awards, we generally, recorded no stock-based compensation expense during periods prior to April 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant.  We also recorded no compensation expense in connection with our employee stock purchase plan as they qualified as a non-compensatory plan following the guidance provided by APB 25.

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R) using the modified prospective transition method. Under that transition method, we recognized compensation expense of $1,664 for the fiscal year 2007, and $1,022 the fiscal year 2008, which included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006.  Results in prior periods have not been restated.

Accounting for Freight Charged to Customers

Spares and systems are typically shipped “freight collect,” therefore no shipping revenue or cost is associated with the sale.  When freight is charged, it is booked to revenue and offset for the cost of that freight in the cost of revenue accounts pursuant to Financial Accounting Standards Board’s (“FASB”) EITF 00-10.

Results of Operations

The following table sets forth certain financial items for the years indicated:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)

Revenue	$32,925	$22,263	$21,757
Cost of revenue	18,911	16,736	15,741
Gross profit	14,014	5,527	6,016
Operating expenses:
Research and development expenses	3,705	4,646	4,753
Sales and marketing expenses	4,163	3,909	2,963
General and administrative expenses	4,551	10,347	7,139
Total operating expenses	12,419	18,902	14,855
Operating income (loss)	1,595	(13,375)	(8,839)
Other income (expense), net	17,013	162	(573)
Net income (loss) before income tax expense (benefit)	18,608	(13,213)	(9,412)
Income tax expense (benefit)	504	─	(532)
Net income (loss)	$18,104	$(13,213)	$(8,880)

The following table sets forth certain financial data for the years indicated as a percentage of revenue:

	Year Ended March 31,
	2008	2007	2006
Revenue	100.0%	100.0%	100.0%
Cost of revenue	57.4	75.2	72.3
Gross profit	42.6	24.8	27.7
Operating expenses:
Research and development expenses	11.3	20.9	21.8
Sales and marketing expenses	12.7	17.6	13.6
General and administrative expenses	13.8	46.5	32.8
Total operating expenses	37.8	85.0	68.2
Operating income (loss)	4.8	(60.2)	(40.5)
Other income (expense), net	51.7	0.9	(2.6)
Net income (loss) before income tax expense (benefit)	56.5	(59.3)	(43.1)
Income tax expense (benefit)	1.5	─	(2.3)
Net income (loss)	55.0%	(59.3)%	(40.8)%

Years Ended March 31, 2008, 2007 and 2006

Revenue

Our revenue is derived from sales of new and refurbished systems, spare parts and non-warranty service. Revenue increased 47.9% in fiscal 2008 from fiscal 2007 (to $32,925 from $22,263).  The revenue increase was due principally to the product mix and number of systems sold, as well as to setting higher selling prices for some of our advanced systems compared to the prior year.  Revenue increased 2.3% in fiscal 2007 from fiscal 2006 (to $22,263 from $21,757).  The revenue increase was principally due to the product mix as compared to the prior year.  Spares and service sales were flat year to year.

International sales accounted for approximately 72%, 67%, and 76% of total revenue in fiscal 2008, 2007, and 2006, respectively. We expect that international sales will continue to account for a significant portion of our revenue.

Gross Profit

Our gross profit as a percentage of revenue (gross margin) increased to 42.6% in fiscal 2008 compared to 24.8% in fiscal 2007.  The increase in the gross margin in fiscal 2008 compared to 2007 was due to the product mix and number of systems sold, as well as to cost reductions in manufacturing overhead, primarily in payroll expense.   We also reduced lead times beginning in mid-2006 and wrote off inventory for the 300mm PVD tool in the amount of $1.7 million in fiscal 2007.  Our gross profit as a percentage of revenue (gross margin) decreased to 24.8% in fiscal 2007 compared to 27.7% in fiscal 2006.  The decrease in the gross margin in fiscal 2007 compared to 2006 was principally due to the write off of inventory for the 300mm PVD tool in the amount of $1.7 million.

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

Research and development expenses decreased to $3,705 in fiscal 2008 from $4,646 in fiscal 2007.  The decrease in spending was due primarily to reimbursement for prototype costs as well as lower depreciation costs.   Research and development expenses decreased to $4,646 in fiscal 2007 from $4,753 in fiscal 2006. The decrease was due primarily to cuts in payroll and expenses within non-essential programs.

Sales and Marketing

Sales and marketing expenses primarily consist of salaries, commissions, trade show promotion and advertising expenses. Sales and marketing expenses remained fairly flat in fiscal 2008 compared to fiscal 2007 despite a significant increase in revenue.  Expenses  increased to $4,163 in fiscal 2008 from $3,909 in fiscal 2007.  If sales continue to increase, we anticipate an increase in sales and marketing expenses due to increased commission expense and travel related expenses.   Sales and marketing expenses increased to $3,909 in fiscal 2007 from $2,963 in fiscal 2006 due to payroll and other increased costs.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relation’s activities. General and administrative costs decreased to $4,551 in fiscal 2008 from $10,347 in fiscal 2007 primarily due to decreased legal fees as a result of the settlement of the AMS litigation (described below), a buyout provision in fiscal 2007 in the Petaluma lease and SFI consolidation costs.  General and administrative cost increased to $10,347 in fiscal 2007 from $7,139 in fiscal 2006 primarily due to increased legal fees.

Other Income (Expense), Net

Other income (expense), net, consists principally of settling of the Sputtered Films, Inc. v. Advanced Modular Sputtering lawsuit (the “AMS litigation”), interest income, gains and losses on foreign exchange, and retirement of fixed assets. We recorded other income (expense) of $17,013 in fiscal 2008.  In addition to recording the net $14,705 from the settlement of the AMS litigation, we also recorded $682 from the recognition of foreign exchange differences between current and historical valuations of investment as a result of the dissolution of our Japan subsidiary completed in December 2007.  Net interest income was also higher in the current fiscal year due to higher cash balances as a result of the settlement of the AMS litigation earning higher interest.  We recorded other income (expense), net of $162 in fiscal 2007.  In fiscal year 2006, we recorded ($573) of other income (expense), net.

In connection with the settlement of the AMS litigation, we agreed to make a donation of at least $350 to the University of California at Santa Barbara.  The donation endowed the Director of the California Nano Systems Institute, a position currently occupied by Professor Evelyn Hu.  The position is known as the Peter A. Clarke Professor and Director of the California Nano Systems Institute, in honor of Peter Clarke, the founder of Sputtered Films, Inc., which Tegal acquired in August 2002.  At March 31, 2007, $350 has been expensed to other income (expense), net.  This amount was paid in September 2007.

Income Taxes

        In fiscal 2008 our effective tax rate was 2.7%.  The company recorded $504 as tax expense for the income realized in fiscal 2008.  Our effective tax rate was 0% in fiscal 2007.  In fiscal 2006, our effective rate was a benefit of 5.7%.  The Company recorded a tax benefit of $532 for the losses incurred in fiscal 2006.  All deferred tax assets have been fully reserved.

In the fiscal years prior to fiscal 2006, the Company recorded a reserve for the possibility of an audit of our transfer pricing policy for sales in foreign countries.  During fiscal 2006, the contingency reserve in the amount of $532 was reversed.  Based on a review at that time of this reserve, and in accordance with requirements at that time, the Company believed the probability of such an audit was less than 70%, therefore, reversed the reserve.

Liquidity and Capital Resources

In fiscal 2008 we financed our operations through net cash provided by operations.  The primary significant changes in our cash flow statement were in inventories and the litigation suspense.  The Company increased inventories in anticipation of new sales and increased costs of raw materials.  Litigation suspense decreased as a result of the final settlement the AMS litigation.  Our original litigation suspense of $19,500 was reduced by the payment of $995 to settle claims with G&L earlier in the year resulting in a litigation suspense balance of $18,505 as of December 31, 2007.  In January 2008, we reached settlement of a $3,800 payment to Keker & Van Nest.  As a result of this settlement, the litigation suspense of $14,705 was released and recorded as other income in the fourth quarter ended March 31, 2008.  For more information, see Note 8, “Commitment and Contingencies” to our consolidated financial statements.

 Accounts receivable was flat from fiscal 2007 to fiscal 2008 despite our additional sales.  Full payment is due from customers when system installations are complete.  The Company, through its own field service employees and contract employees completed installations of advanced systems, primarily sold in the second and third quarters of fiscal 2008.

Net cash used in operations in fiscal 2008 was $5,057, due primarily to the non cash income from the lawsuit settlement amount of $19,500 partially offset by a net income of $18,104 and increased inventories.   Net cash provided by operations was $12,772 in fiscal 2007, due primarily to the litigation suspense  amount of $19,500 partially offset by a net loss of $13,213 partially offset by non cash stock compensation expense, and inventory write-off provisions. Net cash used in operations was $11,576 in fiscal 2006, due primarily to a net loss of $8,880 and increases in Accounts Receivable offset by decreases in Accounts Payable offset by non cash stock compensation expense.

Net capital expenditures totaled $483, $691, and $231 in fiscal 2008, 2007, and 2006, respectively. Capital expenditures in all three years were incurred principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers.

Notes payable consisted of capital lease obligations on fixed assets totaling $14 during 2008.

Our consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net income (loss) of $18,104, $(13,213), and $(8,880) for fiscal 2008, 2007, and 2006, respectively. We (used) generated cash flows from operations of $(5,057), $12,772, and ($11,576) for fiscal 2008, 2007, and 2006, respectively. To finance our operations, in fiscal 2007 we received $19,500 representing the gross cash proceeds from the settlement of the AMS  litigation.  We raised $18,410 in net proceeds from the sale of our common stock and warrants to institutional investors in fiscal 2006. We believe that these proceeds, combined with the effects of the consolidation of operations and continued cost containment, will be adequate to fund operations through fiscal year 2009. However, projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

The following summarizes our contractual obligations at March 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Non-cancelable capital lease obligations	$15	$15	$ ─	$ ─	$ ─
Non-cancelable operating lease obligations	936	610	302	24
Total contractual cash obligations	$951	$625	$302	$24	$ ─

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

Recent Accounting Pronouncements

        September 2006, FASB issued Statement of Financial Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS 157 as of April 1, 2008.

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

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS 141R”) which replaces SFAS No 141.  SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”, (“SFAS 160”) which changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning April 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  SFAS 160 has no material effect on the Company’s consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The statement requires disclosure about (a) why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  SFAS 161 has no material effect on the Company’s consolidated financial statements.

In May 2008, FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC's approval of PCAOB amendments to AU Section 411, "The Meaning of 'Present fairly in conformity with generally accepted accounting principles'". The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

On May 23, 2008, FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS163”). The new standard clarifies how SFAS 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 has no material effect on the Company’s consolidated financial statements.

In June 2007, FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) that would require nonrefundable advance payments made by the Company for future research and development activities to be capitalized and recognized as an expense as the goods or services are received by the Company. The Company does not expect EITF Issue No. 07-3 to have a material impact on the Company’s consolidated financial statements.

In December 2007, FASB ratified the EITF consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e., parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements, analogy to such pronouncements if not within their scope, or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on the Company’s consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Market Risk Disclosure

Foreign Exchange Risk

Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the Euro. Changes in the exchange rate between the Euro and the U.S. dollar could adversely affect our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be sold into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the year ended March 31, 2008, fluctuations of the U.S. dollar in relation to the Euro were immaterial to our financial statements.

Interest Rate Risk

We are only marginally exposed to interest rate risk through interest earned on money market accounts. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past. We do not hold or issue derivatives, commodity instruments or other financial instruments for trading purposes.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Tegal Corporation:

We have audited the accompanying consolidated balance sheets of Tegal Corporation and its subsidiaries (“the Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2008. Our audit also included the financial statement schedule as of and for the years ended March 31, 2008 and 2007 listed in the Index at Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tegal Corporation and its subsidiaries as of March 31, 2008 and 2007 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the information presented in the related financial statement schedule as of and for the years ended March 31, 2008 and 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

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
                                                                                June 25 2008

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

                                                                                    /s/ Moss Adams LLP
                                                                                    Santa Rosa, California
                                                                                    June 27, 2008

TEGAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$19,271	$25,776
Accounts receivable, net of allowances for sales returns and doubtful accounts of $191 and $413 at March 31, 2008 and 2007, respectively	6,758	6,634
Inventories, net	11,056	5,567
Prepaid expenses and other current assets	788	991
Total current assets	37,873	38,968
Property and equipment, net	1,213	1,351
Intangible assets, net	903	1,161
Other assets	90	176
Total assets	$40,079	$41,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$14	$10
Accounts payable	1,469	1,974
Accrued product warranty	1,770	1,101
Deferred revenue	252	1,064
Litigation suspense	—	19,500
Accrued expenses and other current liabilities	3,644	3,590
Total current liabilities	7,149	27,239

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 50,000,000 shares authorized; 7,242,736 and 7,106,867 shares issued and outstanding at March 31, 2008 and 2007, respectively	72	71
Additional paid-in capital	123,567	122,473
Accumulated other comprehensive (loss) income	(446)	240
Accumulated deficit	(90,263)	(108,367)
Total stockholders’ equity	32,930	14,417
Total liabilities and stockholders’ equity	$40,079	$41,656

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended March 31,
	2008	2007	2006

Revenue	$32,925	$22,263	$21,757
Cost of revenue	18,911	16,736	15,741
Gross profit	14,014	5,527	6,016
Operating expenses:
Research and development expenses	3,705	4,646	4,753
Sales and marketing expenses	4,163	3,909	2,963
General and administrative expenses	4,551	10,347	7,139
Total operating expenses	12,419	18,902	14,855
Operating income (loss)	1,595	(13,375)	(8,839)
Other income (expense), net	17,013	162	(573)
Income (loss) before income tax expense (benefit)	18,608	(13,213)	(9,412)
Income tax expense (benefit)	504	—	(532)
Net income (loss)	$18,104	$(13,213)	$(8,880)

Net income (loss) per share :
Basic	$2.53	$(1.87)	$(1.50)
Diluted	$2.48	$(1.87)	$(1.50)
Weighted average shares used in per share computations:
Basic	7,159	7,065	5,903
Diluted	7,288	7,065	5,903

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)

Balances at March 31, 2005	4,403,627	$ 44	$ 99,640	$ (110)	$ (86,274)	$ 13,300
Common stock issued under option and stock purchase plans	9,498	—	96	—	—	96
Common stock issued in PIPE	2,570,000	26	20,020	—	—	20,046
Common stock issued for services rendered	14,697	—	103	—	—	103
Warrants and options to purchase common stock issued for services rendered	—	—	953	—	—	953
Restricted stock units – vested	23,266	—	1,231	—	—	1,231
Deferred Compensation	—	—	(224)	—	—	(224)
Cost of Equity	—	—	(1,662)	—	—	(1,662)
Valuation of Warrants in 2005 PIPE	—	—	435	—	—	435
Net loss	—	—	—	—	(8,880)	(8,880)	$ (8,880)
Cumulative translation adjustment	—	—	—	642	—	642	642
Total comprehensive loss	—	—	—	—	—	—	$ (8,238)
Balances at March 31, 2006	7,021,088	70	120,592	532	(95,154)	26,040
Common stock issued stock purchase plans	2,664	—	10	—	—	10
Warrants and options to purchase common stock issued for services rendered	—	—	69	—	—	69
Repurchase of fractural shares	(219)
Restricted stock units - vested	83,334	1	138	—	—	139
Stock compensation expense	—	—	1,664	—	—	1,664
Net loss	—	—	—	—	(13,213)	(13,213)	$ (13,213)
Cumulative translation adjustment	—	—	—	(292)	—	(292)	(292)
Total comprehensive loss	—	—	—	—	—	—	$ (13,505)
Balances at March 31, 2007	7,106,867	71	122,473	240	(108,367)	14,417
Common stock issued stock purchase plans	5,734	—	42	—	—	42
Warrants and options to purchase common stock issued for services rendered	40,940	—	29	—	—	29
Restricted stock units – vested	89,195	1	—			1
Stock based compensation expense	—	—	1,022	—	—	1,022
Net income	—	—	—	—	18,104	18,104	$ 18,104
Cumulative translation adjustment	—	—	—	(685)	—	(685)	(685)
Total comprehensive income	—	—	—	—	—	—	$ 17,418
Balances at March 31, 2008	7,242,736	$ 72	$ 123,566	$ (445)	$ (90,263)	$ 32,930

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$18,104	$(13,213)	$(8,880)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	734	840	1,193
Stock compensation expense	1,022	1,803	435
Stock issued under stock purchase plan	42	10	—
Provision for doubtful accounts and sales returns allowances	(222)	208	(338)
Loss on disposal of property and equipment	144	663	128
Fair value of warrants and options issued for services rendered	29	69	1,958
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	160	(1,524)	(2,718)
Inventories, net	(5,428)	1,951	(1,764)
Prepaid expenses and other assets	271	239	(532)
Accounts payable	(481)	(508)	(1,112)
Accrued expenses and other current liabilities	22	1,582	(601)
Accrued product warranty	858	565	300
Litigation suspense	(19,500)	19,500	—
Deferred revenue	(812)	587	355
Net cash (used in) provided by operating activities	(5,057)	12,772	(11,576)
Cash flows from investing activities:
Purchases of property and equipment	(483)	(691)	(231)
Net cash used in investing activities	(483)	(691)	(231)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	18,583
(Repayments) borrowings under notes payable and bank lines of credit	—	(14)	—
Repayments of notes payable and bank lines of credit	—	—	(134)
Payments on capital lease financing	3	(2)	(24)
Net cash provided by (used in) financing activities	3	(16)	18,425
Effect of exchange rates on cash and cash equivalents	(968)	(76)	76
Net (decrease) increase in cash and cash equivalents	(6,505)	11,989	6,694
Cash and cash equivalents at beginning of year	25,776	13,787	7,093
Cash and cash equivalents at end of year	$19,271	$25,776	$13,787
Supplemental disclosures of cash paid during the year for:
Interest	$—	$6	$10
Supplemental disclosure of non-cash investing and financing activities
Transfer of demo lab equipment between inventory and fixed assets	$143	$314	$725

TEGAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per
share data, unless otherwise noted)

Note 1.  Description of Business and Summary of Significant Accounting Policies

Description of Business

Tegal Corporation, a Delaware corporation (“Tegal” or the “Company”), designs, manufactures, markets and services plasma etch and deposition systems that enable the production of integrated circuits (“ICs”), memory and related microelectronics devices used in portable computers, cellphones, PDAs and RFID applications; megapixel imaging chips used in digital and cellphone cameras; power amplifiers for portable handsets and wireless networking gear; and MEMS devices like accelerometers for automotive airbags, microfluidic control devices for ink jet printers; and laboratory-on-a-chip medical test kits.  Etching and deposition constitute two of the principal IC and related device production process steps and each must be performed numerous times in the production of such devices.

The Company was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  The predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. Tegal completed its initial public offering in October 1995.

On August 30, 2002, the Company acquired all of the outstanding common stock of Sputtered Films, Incorporated, a privately held California corporation.  SFI is a leader in the design, manufacture and service of high performance physical vapor deposition sputtering systems for particular applications in the semiconductor and semiconductor packaging industry.  SFI was founded in 1967 with the development of its core technology, the S-Gun.

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

Principles of Consolidation/Foreign Currency

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Accounts denominated in foreign currencies are translated using the foreign currencies as the functional currencies. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange and revenues and expenses are translated using weighted average rates. The effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains and losses from foreign currency transactions are included in the statements of operations as a component of other income (expense), net, and were not material in all periods presented.

Use of Estimates

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

At March 31, 2008 and 2007 all of the Company’s investments are classified as cash equivalents in the consolidated balance sheets. The investment portfolio at March 31, 2008 and 2007 is comprised of money market funds. At March 31, 2008 and 2007, the fair value of the Company’s investments approximated cost.

Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes payable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. The Company has foreign subsidiaries, which operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses) included in other income (expense), net were not significant for the years ended March 31, 2008, 2007, and 2006.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of temporary cash investments and accounts receivable. Substantially all of the Company’s temporary investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the U.S., Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of March 31, 2008, three customers accounted for approximately 55.8% of the accounts receivable balance.  As of March 31, 2007, three customers accounted for approximately 86.3% of the accounts receivable balance.

Inventories

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. The Company estimates the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. The Company establishes a provision for inventories in excess of production demand. Should actual production demand differ from the Company’s estimates, additional inventory provision may be required. The excess and obsolete provision is only released if and when the related inventory is sold or scrapped.  The inventory provision balance at March 31, 2008 and 2007 was $3,695 and $3,908, respectively.  The inventory provision write down for the years ended March 31, 2008 and 2007 was ($213) and ($3,227), respectively.

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

Years
Furniture and machinery and equipment	7
Computer and software	3 – 5
Leasehold improvements	5 or remaining lease life

Identified Intangible Assets

       Acquisition–related intangibles include non-compete agreements, patents, unpatented technology, and trade name that are amortized on a straight-line basis over periods ranging from 5 years to 15 years.  Also included in acquisition-related intangibles is workforce-in-place related to acquisitions that did not qualify as business combinations.  The Company performs an ongoing review of its identified intangible assets to determine if facts and circumstances exist that indicate the useful life is shorter than originally estimated or the carrying amount may not be recoverable.  If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flow associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. No impairment charge has been recorded for the years ended 2008, 2007, and 2006, respectively.

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

Revenue Recognition

Each sale of our equipment is evaluated on an individual basis in regard to revenue recognition.  The Company has integrated in its evaluation the related interpretative guidance included in Staff Accounting Bulletins (“SAB”), and recognizes the role of the Emerging Issues Task Force (“EITF”) consensus on Issue 00-21.  The Company first refers to EITF 00-21 in order to determine if there is more than one unit of accounting and then the Company refers to SAB104 for revenue recognition topics for the unit of accounting. The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectibility is reasonably assured.

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

For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue is recognized upon completion of installation and receipt of final customer acceptance.  Since title to goods generally passes to the customer upon shipment and 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount.  The revenue on these transactions is deferred and recorded as deferred revenue. As of March 31, 2008 and 2007, deferred revenue as related to systems was $252 and $1,039, respectively.  We reserve for warranty costs at the time the related revenue is recognized.

Revenue related to sales of spare parts is recognized upon shipment.  Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.  Unearned maintenance and service revenue is included in deferred revenue.  At March 31, 2008 and 2007, respectively, $0 and $25 of deferred revenue was related to service contracts.

Accounting for Freight Charged to Customers

Spares and systems are typically shipped “freight collect,” therefore no shipping revenue or cost is associated with the sale.  When freight is charged, it is booked to revenue and offset for the cost of that freight in the cost of revenue accounts pursuant to the Financial Accounting Standards Board’s (“FASB”) EITF 00-10.

Income Taxes

        Effective April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 requires recognition on the financial statements of the effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions. Deferred income taxes are recognized for the differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The impact on adoption of FIN 48 is more fully described in Note 6, “Income Taxes.”

As of March 31, 2008, the Company had net operating loss carryforwards of approximately $70.0 million and $26.8 million for federal and state tax purposes, respectively.  The federal net operating loss carryforward will begin to expire in the year ending March 31, 2019.  The state of California operating loss carryforwards will start to expire in the ending March 31, 2009

The deferred tax asset valuation allowance as of March 31, 2008 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, net operating loss carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding our ability to realize the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses, and the lack of carryback capacity to realize deferred tax assets.

In accordance with Section 382 of the Internal Revenue Code, the amounts of and benefits from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses or credits that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% as defined, over a three year period.

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the year ended March 31, 2008 includes no interest and penalties. As of March 31, 2008, we have no accrued interest and penalties related to uncertain tax positions.

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

Stock-Based Compensation

The Company has adopted several stock plans that provide for the issuance of equity instruments to the Company’s employees and non-employee directors. The Company’s plans include incentive and non-statutory stock options and restricted stock awards. Stock options and restricted stock awards generally vest ratably over a four-year period on the anniversary date of the grant, and expire ten years after the grant date.  On occasion restricted stock awards may vest on the achievement of specific performance targets.  The Company also has employee stock purchase plans that allow qualified employees to purchase Company shares at 85% of the lower of the stock’s market value on specified dates.

Prior to April 1, 2006 the Company accounted for these stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” or APB 25, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123,”), “Accounting for Stock Based Compensation,” or SFAS 123.  With the exception of grants of restricted stock awards, the Company generally recorded no stock-based compensation expense during periods prior to April 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of the Company’s common stock on the date of grant.  The Company also recorded no compensation expense in connection with the Company’s employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004) “Accounting for Stock Based Compensation” (SFAS 123R) using the modified prospective transition method. Under that transition method, the Company recognized compensation expense of $1,022 for the fiscal year 2008 and $1,664 for the fiscal year 2007, which included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, the Company recognized forfeitures as they occurred. In addition, the Company elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006.  Results in prior periods have not been restated.

At March 31, 2008, total compensation expense related to non-vested awards not yet recognized is $2,430. The weighted average period for which it is expected to be recognized is 2 years.

The Company used the following valuation assumptions to estimate the fair value of options granted for the years ended March 31, 2008, 2007 and 2006, respectively:

STOCK OPTIONS:	2008	2007	2006
Expected life (years)	4.0	4.0	4.0
Volatility	70%	87%	116%
Risk-free interest rate	3.8%	5.0%	4.6%
Dividend yield	0%	0%	0%

ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility.

ESPP:	2008	2007	2006
Expected life (years)	0.5	0.5	0.5
Volatility	46%	51%	65%
Risk-free interest rate	4.0%	5.0%	4.7%
Dividend yield	0%	0%	0%

Had the Company recorded compensation costs based on the estimated grant date fair value (as defined by SFAS 123) for awards granted under its stock option plans, the Company’s net loss and net loss per share would have been increased to the proforma amounts below for the year ended March 31, 2006:

	2006
Net loss as reported	$(8,880)	`
Proforma compensation expense at fair value	$(1,770)
Proforma net loss	$(10,650)
Net loss per share as reported - basic and diluted	$(1.50)
Proforma net loss per share
Basic and diluted	$(1.80)

Comprehensive Income/(Loss)

Comprehensive income (loss) is defined as the change in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss) for the Company is attributable to foreign currency translation adjustments. Comprehensive income (loss) is shown in the consolidated statement of stockholders’ equity.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS 157 as of April 1, 2008.

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

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS 141R”) which replaces SFAS No 141.  SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”, (“SFAS 160”) which changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning April 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  SFAS 160 has no material effect on the Company’s consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The statement requires disclosure about (a) why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  SFAS 161 has no material effect on the Company’s consolidated financial statements.

In May 2008, FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC's approval of PCAOB amendments to AU Section 411, "The Meaning of 'Present fairly in conformity with generally accepted accounting principles'". The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

On May 23, 2008, FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS163”). The new standard clarifies how SFAS 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 has no material effect on the Company’s consolidated financial statements.

In June 2007, FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) that would require nonrefundable advance payments made by the Company for future research and development activities to be capitalized and recognized as an expense as the goods or services are received by the Company. The Company does not expect EITF Issue No. 07-3 to have a material impact on the Company’s consolidated financial statements.

In December 2007, FASB ratified the EITF consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e., parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements, analogy to such pronouncements if not within their scope, or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on the Company’s consolidated financial statements.

Note 2.  Balance Sheet and Statement of Operations Detail

Inventories, net consisted of:

	March 31,
	2008	2007
Raw materials	$4,674	$1,315
Work in process	4,663	2,928
Finished goods and spares	1,719	1,324
	$11,056	$5,567

The inventory provision at March 31, 2008 and 2007 was $3,695 and $3,908, respectively.

Property and equipment, net, consisted of:

	March 31,
	2008	2007
Machinery and equipment	$2,763	$2,605
Demo lab equipment	1,188	1,295
Computer and software	1,295	1,152
Leasehold improvements	3,295	3,198
	8,541	8,250
Less accumulated depreciation and amortization	(7,328)	(6,899)
	$1,213	$1,351

Machinery and equipment at March 31, 2008 and 2007, includes approximately $16 and $43, respectively, of assets under leases that have been capitalized.  Accumulated amortization for such equipment approximated $1 and $42, respectively.  Depreciation expense for years ended March 31, 2008, 2007, and 2006 were $583, $683, and $871, respectively.

A summary of accrued expenses and other current liabilities follows:

	March 31,
	2008	2007
Accrued compensation costs	$1,565	$1,089
Income taxes payable	538	27
Customer deposits	925	1,063
Sales tax payable	172	302
Other	444	1,109
	$3,644	$3,590

Product warranty and guarantees:

The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized.  The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected.  Warranty activity for the years ended March 31, 2008 and 2007 is as follows:

	Year Ended March 31,
	2008	2007
Balance at the beginning of the period	$1,101	$506
Additional warranty accruals for warranties issued during the year	1,811	1,140
Settlements made during the year	(1,142)	(545)
Balance at the end of the year	$1,770	$1,101

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

Note 3. Intangible Assets

As of March 31, 2008, intangible assets, net consisted of the following:

	Gross	Accumulated Amortization	Net
Technology	$782	$(546)	$236
Trade name	253	(177)	76
Patents	1,072	(481)	591
Total	$2,107	$(1,204)	$903

As of March 31, 2007, intangible assets, net consisted of the following:

	Gross	Accumulated Amortization	Net
Technology	$782	$(448)	$334
Trade name	253	(145)	108
Non compete agreements	254	(242)	12
Patents	1,072	(365)	707
Total	$2,361	$(1,200)	$1,161

Amortization expense was $258 in fiscal 2008, $314 in fiscal 2007 and $322 in fiscal 2006.  The estimated future amortization expense of intangible assets as of March 31, 2008 is as follows:

2009	$223
2010	178
2011	103
2012	49
2013	49
Thereafter	301
$903

Note 4.  Earnings Per Share (EPS)

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

Basic net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Year Ended March 31,
	2008	2007	2006
Net income (loss) applicable to common stockholders	$18,104	$(13,213)	$(8,880)
Basic and diluted:
Weighted-average common shares outstanding	7,159	7,065	5,903
Less weighted-average common shares subject to repurchase	—	—	—
Weighted-average common shares used in computing basic net income (loss) per common share	7,159	7,065	5,903
Plus diluted - common stock equivalents	129	—	—
Weighted-average common shares used in diluted net income (loss) per common share	7,288	7,065	5,903
Basic net income (loss) per common share	$2.53	$(1.87)	$(1.50)
Diluted net income (loss) per common share	$2.48	$(1.87)	$(1.50)

Outstanding options, warrants and restricted stock of 1,697,608; 2,537,429; and 2,410,772 shares of common stock at a weighted-average exercise price of $10.72 $11.36, and $13.92, per share on March 31, 2008, 2007, and 2006 respectively, were not included in the computation of diluted net income (loss) per common share for the periods presented as a result of their anti-dilutive effect.  Such securities could potentially dilute earnings per share in future periods.

Note 5.  Notes Payable

Notes payable at March 31, 2008, consisted of capital lease obligations of $14, excluding the interest portion, due within the next year.

Note 6.  Income Taxes

Components of income (loss) before income tax expense (benefit) are as follows:

Year ended March 31,	2008	2007	2006

Domestic	$18,197	$(15,261)	$(6,884)
Foreign	411	2,048	(2,528)
Income (Loss) before income tax expense (benefit)	$18,608	$(13,213)	$(9,412)

Components of income tax expense (benefit) are as follows:
Year ended March 31	2008	2007	2006

Current:
U.S. Federal	$385	$—	$—
State and Local	119	—	—
Foreign (credit)	—	—	(532)
Total current tax expense (benefit)	504	—	(532)
Deferred
U.S. Federal	—	—	—
State and Local	—	—	—
Foreign (credit)	—	—	—
Total deferred tax expense	—	—	—

Total income tax expense (benefit)	$504	$—	$(532)

The income tax expense (benefit) differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

Year ended March 31,	2008	2007	2006

Income tax expense (benefit) at U.S. Statutory Rate	$6,326	$(4,493)	$(3,200)
State taxes expense (benefit) net of federal effect	79	(534)	(295)
Foreign differential	—	(696)	860
Current year tax credits	(5)	(48)	(441)
Reversal of PY Transfer price reserve	—	—	(532)
Change in valuation allowance	(6,423)	5,681	2,080
Statutory rate change	—	—	600
Foreign SubF Germany	227	—	—
Japan liquidation subject to 367(b)	273	—	—
Other items	27	90	396
Total Income tax expense/(income)	$504	$ ---	$(532)

Components of deferred taxes are as follows:

Year ended March 31,	2008	2007

Deferred revenue	$96	$—
Accruals, reserves and other	2,861	3,194
Net operating loss carryforwards	26,838	32,656
Credit carryforward	2,795	3,597
Uniform cap adjustment	348	721
Other	1,059	140

Gross deferred tax assets	33,997	40,308
Valuation allowance	(33,997)	(40,308)
Net deferred tax asset	$—	$—

The Company adopted FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. As of the date of adoption, the Company recorded a $1.4 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

We have recorded no net deferred tax assets for the years ended March 31, 2008 and 2007, respectively. The Company has provided a valuation allowance of $34.0 million and $40.3 million at March 31, 2008 and 2007, respectively. The valuation allowance fully reserves all net operating loss carryforwards, credits and non-deductible accruals and reserves, for which realization of future benefit is uncertain. The realization of net operating losses may be limited due to change of ownership rules. The valuation allowance decreased by $6.3 million in fiscal 2008 and increased by $5.7 million during fiscal 2007.

At March 31, 2008, the Company has net operating loss carryforwards of approximately $70.0 million and $26.8 million for federal and state tax purposes, respectively, the federal net operating loss carryforward will begin to expire in the year ended March 31, 2019 and the state of California will start to expire in the year ended March 31, 2008.

At March 31, 2008, the Company also has research and experimentation credit carryforwards of $1.6 million and $0.7 million for federal and state income tax purposes, respectively, the federal credit will begin to expire in the year ended March 31, 2008 and the state of California will never expire.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry-forwards in certain situations where changes occur in the stock ownership of a corporation during a certain time period. In the event the company had incurred a change in ownership, utilization of the carry-forwards could be significantly restricted.

Note 7.  Accounting for Restructure Expense

During the fiscal year ended March 31, 2008, there were no severance charges and no outstanding liability.

During the fiscal year ended March 31, 2007, there were no severance charges and no outstanding liability.

During the fiscal year ended March 31, 2006, we recorded a severance charge of approximately $271 related to staff reductions of 17 employees, of which approximately $168 was classified as cost of sales, $81 as research and development, $12 as sales and  marketing and $10 as general and administrative expenses. We had an outstanding severance liability of approximately $15 as of March 31, 2006.

Note 8.  Commitments and Contingencies

The Company has several non-cancelable operating leases and capital leases, primarily for general office, production and warehouse facilities, that expire over the next five years. Future minimum lease payments under these leases are as follows:

Year Ending March 31, 2008	Capital Leases	Operating Leases
	As of March 31, 2008
2009	$15	$610
2010	—	242
2011	—	60
2012	—	24
2013	—	—
Thereafter	—	—
Total minimum lease payments	15	$936
Less amount representing interest	1	—
Present value of minimum lease payments	14	—
Less current portion	14	—
Long term capital lease obligation	$—	—

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases, net of sublease income, was $862, $1,636, and $2,671, during the years ended March 31, 2008, 2007, and 2006, respectively.

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

On November 13, 2006, following commencement of the trial, all the parties in the litigation agreed on terms of a settlement, which was filed with the court.  Among other things, the settlement called for the transfer of assets related to PVD technology from AMS to SFI, the dissolution of AMS as of March 1, 2007 and the assumption by Tegal of certain warranty obligations of AMS, neither of which was material.  The Avago Cross-Complaint was also dismissed as part of the settlement. A final confidential settlement and release of claims was executed among the parties on December 21, 2006.

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

Prior to the September 11, 2007 arbitration hearing, G&L settled its claim against the Company for $995, and the resulting payment by the Company to G&L of $995 was released from the litigation in suspense proceeds.  Until recently KVN continued to pursue its original claim.  However, on January 16, 2008, Tegal received a Notice of Acceptance of Written Offer to Compromise from KVN.  In connection with KVN’s acceptance of the Company’s Written Offer to Compromise and the execution of a mutual general release, dated as of January 18, 2008, the Company has paid KVN $3,800. As a result, the Company has eliminated the litigation suspense along with other liabilities related to the AMS Settlement, and the net proceeds has been recorded as other income in the fiscal fourth quarter ended March 31, 2008.

Note 9.  Sale of Common Stock and Warrants

During fiscal year 2006, the Company entered into a contract with certain consultants of the Company pursuant to which the Company will issue warrants on a monthly basis in lieu of cash payments for two years, dependant upon the continuation of the contract and the achievement of certain performance goals.  These warrants are valued and expensed on a monthly basis upon issuance.

•
During the fiscal year ended March 31, 2006, the Company issued warrants to purchase 40,267 shares of the Company's common stock to service providers for services rendered.  The warrants were valued at $253 using the Black-Scholes model with an exercise price at the market value on the day of the grant and an average interest rate of 3.99% and a 5 year life.

•
During fiscal year 2007, the Company issued 9,996 warrants valued at $69 using the Black-Scholes model with an exercise price at the market value on the day of the grant and an average interest rate of 4.51% and a 5 year life.

•
During fiscal year 2008, the Company issued 5,000 warrants valued at $33 using the Black Scholes model with an exercise price at the market value on the day of the grant and an average interest rate of 3.75% and a 5 year life.

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

In connection with the agreement, the Company issued fully vested warrants to Kingsbridge Capital to purchase 25,000 shares of the Company's common stock at an exercise price of $49.32 per share. The fair value of such warrants, which amounted to approximately $756, was capitalized as a transaction cost. The following variables were used to determine the fair value of such instruments under the Black-Scholes option pricing model: volatility of 114%, term of five years, risk free interest of 3.91% and underlying stock price equal to fair market value at the time of grant.  All warrants in connection to this transaction were outstanding at March 31, 2008.

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

At March 31, 2008 there were 1,511,523 warrants outstanding.

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

1998 Equity Participation Plan (Eighth Amended and Restated)

Pursuant to the terms of the Company’s Amended 1998 Equity Participation Plan (“1998 Equity Plan”), aggregate of 1,666,666 shares of common stock were reserved for issuance pursuant to stock options and stock appreciation rights or upon the vesting of restricted stock awards. The exercise price of options generally will be the fair value of the Company’s common stock on the date of grant. Options are generally subject to vesting at the discretion of the Compensation Committee of the Board of Directors (the “Committee”). At the discretion of the Committee, vesting may be accelerated when the fair market value of the Company’s stock equals a certain price established by the Committee on the date of grant. Incentive stock options will be exercisable for up to ten years from the grant date of the option. Non-qualified stock options will be exercisable for a maximum term to be set by the Committee upon grant.  Following the adoption of the 2007 Equity Plan, no further awards will be issued under the 1998 Equity Plan.

2007 Incentive Award Plan

Pursuant to the terms of the Company’s 2007 Equity Participation Plan (“ 2007 Equity Plan”), which was authorized as a successor plan to the Company’s  1998 Equity Incentive Plan and  Director Option Plan,  an aggregate of 1,000,000 shares of common stock is available for grant pursuant to the 2007 Equity Plan, plus the number of shares of common stock which are or become available for issuance under the  1998 Equity Plan and the Director Option Plan and which are not thereafter issued under such plans. The 2007 Equity Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards.  The option exercise price of all stock options granted pursuant to the 2007 Equity Plan will not be less than 100% of the fair market value of the common stock on the date of grant. Stock options may be exercised as determined by the Board, but in no event after the tenth anniversary date of grant, provided that a vested nonqualified stock option may be exercised up to 12 months after the optionee's death.  Awards granted under the 2007 Equity Plan are generally subject to vesting at the discretion of the Compensation Committee of the Board of Directors (the “Committee”).  As of March 31, 2008, 9,400 shares were available for issuance under the Equity Plan.

Directors Stock Option Plan

Pursuant to the terms of the  Fifth Amended and Restated Stock Option Plan for Outside Directors, as amended, (“Director  Option Plan”), an aggregate of 333,333 shares of common stock were reserved for issuance pursuant to stock options granted to outside directors.  Each outside director who was elected or appointed to the Board on or after September 15, 1998  was eligible to be granted an option to purchase 8,333 shares of common stock and on each second anniversary after the applicable election or appointment shall receive an additional option to purchase 4,166 shares, provided that such outside director continued  to serve as an outside director on that date. For each outside director, 1/12th of the total number of shares will vest on the first day of each calendar month following the date of Option grant, contingent upon continued service as a director.  Following the adoption of the 2007 Equity Plan, no further awards will be issued under the Director Option Plan.

Employee Qualified Stock Purchase Plan

The Company has offered an Employee Qualified Stock Purchase Plan (“Employee Plan”) under which rights are granted to purchase shares of common stock at 85% of the lower of the market value of such shares at the beginning of a six month offering period or at the end of that six month period. Under the Employee Plan, the Company is authorized to issue up to 83,333 shares of common stock. 5,734 common stock shares were purchased in fiscal 2008 and 2,664 common stock shares were purchased in fiscal 2007.  Shares available for future purchase under the Employee Plan were 34,337 at March 31, 2008.

Savings and Investment Plan

The Company has established a defined contribution plan that covers substantially all U.S. employees. Employee contributions of up to 4% of each U.S. employee’s compensation will be matched by the Company based upon a percentage to be determined annually by the Board. Employees may contribute up to 15% of their compensation, not to exceed a prescribed maximum amount. The Company made contributions to the plan of $15, $13, and $13 in the years ended March 31, 2008, 2007, and 2006, respectively.

Note 11.  Stock Based Compensation

A summary of stock option and warrant activity during the year ended March 31, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in yrs.)	Value
Beginning outstanding	2,060,846	$11.33
Granted
Price = market value	237,780	$4.29
Total	237,780	$4.29
Exercised	(40,940)	$4.42
Cancelled
Forfeited	(28,485)	$5.16
Expired	(26,673)	$14.45
Total	(55,158)	$9.65

Ending outstanding	2,202,528	$10.72	4.40	$274
Ending vested and expected to vest	2,172,721	$10.83	4.30	$253
Ending exercisable	1,784,395	$12.19	3.26	$41

The aggregate intrinsic value of options and warrants outstanding at March 31, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of March 31, 2008.

        The weighted average estimated grant date fair value, as defined by SFAS No.123R and SFAS 123 (for fiscal 2006), for stock options granted during fiscal 2008, 2007, and 2006 was $2.93, $3.03, and $6.77 per option, respectively

The following table summarizes information with respect to stock options and warrants outstanding as of March 31, 2008

		Number			Number	Weighted
		Outstanding	Weighted Average		Exercisable	Average
Range of Exercise Prices		As of March 31, 2008	Remaining Contractual Term (in years)	Weighted Average Exercise Price	As of March 31, 2008	Exercise Price As of March 31, 2008
$4.20	$4.20	216,699	9.72	$4.20	83	$4.20
4.60	4.60	271,836	8.56	4.60	98,047	4.60
4.63	7.08	239,066	5.40	6.09	207,822	6.12
7.20	8.28	59,162	7.20	8.19	59,162	8.19
12.00	12.00	1,280,211	2.43	12.00	1,284,990	12.00
12.36	55.28	128,059	3.12	26.81	126,796	26.92
92.26	92.26	416	1.94	92.26	416	92.26
92.52	92.52	4,165	1.88	92.52	4,165	92.52
99.00	99.00	2,498	1.99	99.00	2,498	99.00
105.00	105.00	416	4.48	105.00	416	105.00

$4.20	$105.00	2,202,528	4.40	$10.72	1,784,395	$12.19

The weighted average estimated grant date fair values per share, for rights granted under the employee stock purchase plan during fiscal 2008, 2007, and 2006 were $4.36, $3.82, and $4.80 respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock award activity for the period ended March 31, 2008:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Balance March 31, 2007	485,683	$4.73
Granted	32,397	$4.63
Forfeited	(78,593)	4.06
Vested	(89,195)	$4.79
Balance, March 31, 2008	350,292	$4.97

The weighted average estimated grant date fair value, as defined by SFAS No.123R and SFAS 123 (for fiscal 2006), for restricted stock awards granted during fiscal 2008, 2007, and 2006 was $4.63, $5.32, and $9.73 per award, respectively

As of March 31, 2008 there was $1,103 of total unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted average period of 2 years.

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
For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment, and are attributed to the geographic location in which they are located.  Net sales and long-lived assets by geographic region were as follows:

Revenues:	Years Ended March 31,
Sales to customers located in:	2008	2007	2006
United States	$9,262	$7,398	$5,142
Asia, excluding Japan	9,970	7,008	5,624
Japan	805	2,042	2,312
Germany	2,879	3,115	2,313
Europe, excluding Germany	10,009	2,700	6,366
Total sales	$32,925	$22,263	$21,757

	March 31,
	2008	2007
Long-lived assets at year-end:
United States	$1,195	$1,341
Europe	18	10
Asia	0	0
Total long-lived assets	$1,213	$1,351

The Company’s sales are primarily to domestic and international semiconductor manufacturers. The composition of the Company’s top five customers has changed from year to year, but net system sales to its top five customers in each of fiscal 2008, 2007, and 2006 accounted for 87.2%, 77.8%, and 68.9% respectively, of total net system sales. ST Microelectronics accounted for 57.8% of our total revenue in fiscal 2008.  ST Microelectronics and International Rectifier accounted for 43.1% and 13.4% respectively, of our total revenue in fiscal 2007.  ST Microelectronics accounted for 54.3% of the Company’s total revenue in fiscal 2006.  Other than the previously listed customers, no single customer represented more than 10% of the Company’s total revenue in fiscal 2007, 2006, and 2005.

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

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.   As of March 31, 2008, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, such disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting.   Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of March 31, 2008.  Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting  There were no changes in our internal control over financial reporting during the fourth quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of March 31, 2008 has not been audited by Burr, Pilger & Mayer LLP, an independent registered public accounting firm, as stated in their report appearing above.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedule

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

The Company’s Financial Statements and notes thereto appear in this Form 10-K according to the following Index of Consolidated Financial Statements:

(2)	Financial Statement Schedule

Page
Schedule II — Valuation and Qualifying Accounts	39

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the consolidated financial statements or related notes.

(b)	Exhibits

The following exhibits are referenced or included in this report:

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended.
3.2	Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 included in Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006).
10.1	Form of Warrant (incorporated by reference to Exhibit (ii) to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2002).
10.2	Form of Warrant dated June 30, 2003 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003).
10.3
Form of Security Agreement between the Registrant and Orin Hirschmann dated June 30, 2003 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003).

**10.4
Fifth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to the Registrant’s Quarterly Report on 10-Q, for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006.

**10.5
Eighth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 14, 2006.

**10.6	2007 Incentive Award Plan
**10.7
Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Registrant’s revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004).

**10.8
1990 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995).

10.9
Form of Stock Option Agreement for Employees from the 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007.

**10.10
Form of Non-Qualified Stock Option Agreement for Employees from the Eighth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004).

**10.12
Form of Restricted Stock Unit Award Agreement from the Eighth Amended and Restated 1998 Equity Participation (incorporated by reference to Exhibit 10.5.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005).

**10.14
Employment Agreement between the Registrant and Thomas Mika dated as of July 27, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2007).

**10.15
Employment Agreement between the Registrant and Christine Hergenrother dated as of  July 27, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2007).

**10.16
Employment Agreement between the Registrant and Steve Selbrede dated as of May 3, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission on June 29, 2005).

10.15
Form of Warrant Agreement between Tegal and the investor parties thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005).

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

10.23†	Exclusive Distributor Agreement, dated as of October 1, 2006, between Tegal Corporation and Noah Corporation.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm – Burr, Pilger & Mayer LLP.
23.2	Consent of Independent Registered Public Accounting Firm – Moss Adams LLP.
24.1	Power of Attorney (included on signature page hereto).
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.

__________

†	Registrant has requested confidential treatment pursuant to Exchange Act Rule 24b-2 for portions of this exhibit.

**         Management contract for compensatory plan or arrangement.

TEGAL CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2006, 2007, 2008

Description	Balance At Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance At End of Year
Year ended March 31, 2006:
Allowances for doubtful accounts	(542)	(18)	—	381	(179)
Sales returns and allowances	(10)	(15)	—	—	(25)
Cash discounts	1	(3)	—	—	(2)
Year ended March 31, 2007:
Allowances for doubtful accounts	(179)	(134)	—	33	(280)
Sales returns and allowances	(25)	(102)	—	—	(127)
Cash discounts	(2)	(7)	—	1	(6)
Year ended March 31, 2008:
Allowances for doubtful accounts	(280)	150	—	8	(122)
Sales returns and allowances	(127)	59	—	(1)	(69)
Cash discounts	(6)	6	—	—	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tegal Corporation

                                                                                By: /s/thomas r. mika
                                                                                Thomas R. Mika
                                                                                President, Chief Executive Officer and Chairman of the Board
                                                                                Dated:  June 27, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas R. Mika and Christine T. Hergenrother, his or her attorney-in-fact and agent, each with the  power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS R. MIKA	President, CEO, and Chairman of the Board	June 27, 2008
Thomas R. Mika	(Principal Executive Officer)

/s/ CHRISTINE T. HERGENROTHER*	Chief Financial Officer	June 27, 2008
Christine T. Hergenrother	(Principal Financial and Accounting Officer)

/s/ EDWARD A. DOHRING*	Director	June 27, 2008
Edward A. Dohring

/s/ JEFFREY M. KRAUSS*	Director	June 27, 2008
Jeffrey M. Krauss

/s/ CARL MUSCARI*	Director	June 27, 2008
Carl Muscari

/s/ DUANE WADSWORTH*	Director	June 27, 2008
Duane Wadsworth

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended.
3.2	Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 included in Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006).
10.1
Form of Unit Purchase Agreement dated December 31, 2001 (incorporated by reference to Exhibit (i) to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2002).

10.2	Form of Warrant (incorporated by reference to Exhibit (ii) to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2002).
10.3
Form of Unit Subscription Agreement dated June 30, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003).

10.4	Form of Warrant dated June 30, 2003 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003).
10.5
Form of Security Agreement between the Registrant and Orin Hirschmann dated June 30, 2003 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2003).

**10.6
Fifth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to the Registrant’s Quarterly Report on 10-Q, for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006.

**10.7
Eighth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 14, 2006.

**10.8
Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Registrant’s revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004).

**10.9
1990 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 33-84702) declared effective by the Securities and Exchange Commission on October 18, 1995).

**10.10
Form of Non-Qualified Stock Option Agreement for Employees from the Seventh Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004).

**10.11
Form of Restricted Stock Unit Aware Agreement from the Eighth Amended and Restated 1998 Equity Participation (incorporated by reference to Exhibit 10.5.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005).

**10.12
Employment Agreement between the Registrant and Thomas Mika dated as of August 12, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 filed with the Securities and Exchange Commission on June 27, 2003).

**10.13
Employment Agreement between the Registrant and Steve Selbrede dated as of  May 3, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission on June 29, 2005).

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

21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm – Burr, Pilger & Mayer LLP.
23.2	Consent of Independent Registered Public Accounting Firm – Moss Adams LLP.
24.1	Power of Attorney.
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.

_________________________

† Registrant has requested confidential treatment pursuant to Exchange Act Rule 24b-2 for portions of this exhibit.

** Management contract for compensatory plan or arrangement.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-128953, 333-12473, 333-66781, 333-88373, 333-51294, 333-110650, and 333-119272), Form S-2 (No. 333-83840), and Form S-3 (Nos. 333-127494, 333-128943, 333-38086, 333-94093, 333-52265, 333-107422, 333-108921, 333-113045, 333-116980, and 333-118641) of Tegal Corporation of our report dated June 27, 2008 relating to the consolidated financial statements and financial statement schedule as of and for the years ended March 31, 2008 and 2007 which appears in this 10-K.

                                                                                /s/  Burr Pilger & Mayer LLP
                                                                                San Francisco, California
                                                                                June 27, 2008

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
                                                                                June 27 2006

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

                                                                                /s/  Thomas R. Mika
                                                                                Date:  June 27 2008
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

                                                                                /s/   Christine Hergenrother
                                                                                Date: June 27, 2008
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
                                                                                 June 27, 2008

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
                                                                                June 27, 2008