Form 10-Q
period 2008-08-14
TEGAL CORP /DE/
filed 2008-08-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q
_______________

                                                                                                            (Mark One)

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2008

or

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

Non-Accelerated Filer     [  ] (Do not check if a smaller reporting company)                                                                             Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of August 13, 2008 there were 7,263,473 shares of the Registrant’s common stock outstanding.  The number of shares outstanding reflects a 1 to 12 reverse stock split effected by the Registrant on July 25, 2006.

TEGAL CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$18,181	$19,271
Accounts receivable, net of allowances for sales returns and doubtful accounts of $227 and $191 at June 30,2008 and March 31, 2008, respectively	5,994	6,758
Inventories, net	11,009	11,056
Prepaid expenses and other current assets	794	788
Total current assets	35,978	37,873
Property and equipment, net	1,233	1,213
Intangible assets, net	842	903
Other assets	84	90
Total assets	$38,137	$40,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes/Leases payable	$8	$14
Accounts payable	896	1,469
Accrued product warranty	1,315	1,770
Deferred revenue	383	252
Accrued expenses and other current liabilities	3,067	3,644
Total current liabilities	$5,669	$7,149

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock; $0.01 par value; 50,000,000 shares authorized; 7,263,473 and 7,242,736 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	73	72
Additional paid-in capital	123,898	123,567
Accumulated other comprehensive (loss) income	(448)	(446)
Accumulated deficit	(91,055)	(90,263)
Total stockholders’ equity	32,468	32,930
Total liabilities and stockholders’ equity	$38,137	$40,079

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,
	2008	2007

Revenue	$4,729	$4,598
Cost of revenue	2,402	2,977
Gross profit	2,327	1,621
Operating expenses:
Research and development expenses	1,136	778
Sales and marketing expenses	843	1,006
General and administrative expenses	1,330	1,203
Total operating expenses	3,309	2,987
Operating income (loss)	(982)	(1,366)
Other income (expense), net	190	728
Income (loss) before income tax expense (benefit)	(792)	(638)
Net income (loss)	$(792)	$(638)

Net income (loss) per share:
Basic	$(0.11)	$(0.09)
Diluted	$(0.11)	$(0.09)
Weighted average shares used in per share computation:
Basic and diluted	7,177	7,110

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(792)	$(638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185	215
Stock compensation expense	320	380
Stock issued under stock purchase plan	12	8
Provision for doubtful accounts and sales returns allowances	36	(95)
Loss on disposal of property and equipment	14	—
Fair value of warrants and options issued for services rendered	—	9
Changes in operating assets and liabilities:
Accounts receivables	728	(159)
Inventories, net	47	(3,137)
Prepaid expenses and other assets	(1)	(302)
Accounts payable	(573)	1,736
Accrued expenses and other current liabilities	(577)	(360)
Accrued product warranty	(456)	114
Deferred revenue	130	(96)
Net cash used in operating activities	(927)	(2,325)
Cash flows used in investing activities:
Purchases of property and equipment	(158)	(102)
Net cash used in investing activities:	(158)	(102)
Cash flows provided by financing activities:
(Repayments) borrowings under notes payable and bank lines of credit	—	(10)
Payments on capital lease financing	(5)	—
Net cash used in financing activities	(5)	(10)
Effect of exchange rates on cash and cash equivalents	—	10
Net decrease in cash and cash equivalents	(1,090)	(2,427)
Cash and cash equivalents at beginning of period	19,271	25,776
Cash and cash equivalents at end of period	$18,181	$23,349

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share data)

1.      Basis of Presentation:

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2008 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  The results of operations for the three months ended June 30, 2008 are not necessarily indicative of results to be expected for the entire year.

Our consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred a net loss of ($792) and ($638) for the periods ended June 30, 2008 and 2007, respectively. We used cash flows from operations of ($927) and ($2,325) for the periods ended June 30, 2008 and 2007, respectively.  In fiscal 2008 we financed our operations through net cash provided by operations and from the release of $14,705 from litigation suspense related to the settlement of the AMS litigation (See 7. Legal Proceedings).  In fiscal 2007 we financed our operations through the use of outstanding cash balances.  We believe that these proceeds, combined with continued cost containment, will be adequate to fund operations through the next twelve months.  However, projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments and accounts receivable. Substantially all of the Company’s liquid investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the U.S., Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of June 30, 2008 two customers accounted for approximately 60% of the accounts receivable balance.  As of June 30, 2007 two customers accounted for approximately 71% of the accounts receivable balance.

During the quarter ended June 30, 2008, SVTC Tech LLC and Diodes Fab Tech Inc, accounted for 37% and 25% respectively, of our total revenue.  During the quarter ended June 30, 2007 ST Microelectronics accounted for 68% of total revenues.

Stock Based Compensation

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

Prior to April 1, 2006 the Company accounted for these stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” or APB 25, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123,, “Accounting for Stock Based Compensation,” (“SFAS 123”).  With the exception of grants of restricted stock awards, the Company generally recorded no stock-based compensation expense during periods prior to April 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of the Company’s common stock on the date of grant.  The Company also recorded no compensation expense in connection with the Company’s employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004) “Accounting for Stock Based Compensation” (“SFAS 123R”) using the modified prospective transition method. Under that transition method, the Company recognized compensation expense of $1,022 for the fiscal year 2008 and $1,664 for the fiscal year 2007, which included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, the Company recognized forfeitures as they occurred. In addition, the Company elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006.  Results in prior periods have not been restated.

Total compensation expense related to non-vested awards not yet recognized for the periods ended June 30, 2008 and 2007 was $344 and $388, respectively.  The weighted average period for which it is expected to be recognized is 2 years.

The Company used the following valuation assumptions to estimate the fair value of options granted for the periods ended June 30, 2008 and 2007 respectively:

STOCK OPTIONS:	2008	2007
Expected life (years)	4.0	4.0
Volatility	67.2%	82.4%
Risk-free interest rate	3.59%	5.25%
Dividend yield	0%	0%

ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility.

ESPP:	2008	2007
Expected life (years)	0.5	0.5
Volatility	74.4%	44.5%
Risk-free interest rate	1.87%	4.99%
Dividend yield	0%	0%

During the three months ended June 30, 2008, there were 57,719 stock option awards granted.

Stock Options & Warrants

 A summary of stock option and warrant activity during the quarter ended June 30, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in Years)	Value
Beginning outstanding	2,207,307	$10.72
Granted
Price = market value	57,719	$3.99
Total	57,719	$3.99
Exercised	—	$0.00
Cancelled
Forfeited	(937)	$4.60
Expired	(4,919)	$12.97
Total	(5,856)	$11.63

Ending outstanding	2,259,170	$10.55	4.30	$10
Ending vested and expected to vest	2,227,883	$10.64	4.23	$9
Ending exercisable	1,786,538	$12.16	3.04	$0

The aggregate intrinsic value of options and warrants outstanding at June 30, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of June 30, 2008.

The following table summarizes information with respect to stock options and warrants outstanding as of June 30, 2008:

			Weighted
		Number	Average		Number	Weighted
		Outstanding	Remaining		Exercisable	Average
Range of Exercise Prices		As of June 30, 2008	Contractual Term (in years)	Weighted Average Exercise Price	As of June 30, 2008	Exercise Price As of June 30, 2008
$3.94	$3.94	47,500	9.89	$3.94	0	$0.00
4.20	4.20	226,918	9.47	4.20	83	4.20
4.60	4.60	270,899	8.34	4.60	98,047	4.60
4.63	7.08	239,066	5.15	6.09	214,871	6.10
7.20	8.28	59,162	6.96	8.19	59,162	8.19
12.00	12.00	1,284,990	2.18	12.00	1,284,990	12.00
12.36	92.26	123,556	2.99	27.58	122,306	27.70
92.52	92.52	4,165	1.63	92.52	4,165	92.52
99.00	99.00	2,498	1.74	99.00	2,498	99.00
105.00	105.00	416	4.23	105.00	416	105.00

$3.94	$105.00	2,259,170	4.30	$10.55	1,786,538	$12.16

Restricted Stock Units

The following table summarizes the Company’s restricted stock award activity for the three months ended June 30, 2008

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, March 31, 2008	349,718	$4.97
Released	(20,600)	$4.40
Forfeited	(937)	$2.46
Balance, June 30,2008	328,181	$4.14

Unvested restricted stock at June 30, 2008

As of June 30, 2008 there was $744 of total unrecognized compensation cost related to restricted stock which is expected to be recognized over a period of 1.58 years.

2.      Inventories:

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required.  Any excess and obsolete provision is released only if and when the related inventory is sold or scrapped.  During the three months ended June 30, 2008 and June 30, 2007, the Company sold or scrapped previously reserved inventory of $4 and $137 respectively.  The inventory provision balance at June 30, 2008 and June 30, 2007 was $3,691 and $3,771, respectively

Inventories for the periods presented consisted of:

	June 30, 2008	March 31, 2008
Raw materials	$4,319	$4,674
Work in progress	4,597	4,663
Finished goods and spares	2,093	1,719
	$11,009	$11,056

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

3.      Product Warranty:

The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized.  The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected.  Warranty activity for the three-months ended June 30, 2008 and 2007 is as follows:

	Warranty Activity for the Three Months Ended June 30,
	2008	2007
Balance at the beginning of the period	$1,770	$1,101
Additional warranty accruals for warranties issued during the period	162	247
Less settlements made during the period	(617)	(157)
Balance at the end of the period	$1,315	$1,191

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

4.      Net Loss Per Common Share:

Basic EPS is computed by dividing income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. For periods of positive income, diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period. All amounts in the following table are in thousands except per share data.  In periods of negative income, all dilutive securities are anti-dilutive.

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

Three Months Ended
June 30,
	2008	2007
Net loss applicable to common stockholders	$(792)	$(638)
Basic and diluted:
Weighted-average common shares outstanding	7,177	7,110
Less weighted-average common shares subject to repurchase	—	—
Weighted-average common shares used in computing basic net loss per common share	7,177	7,110
Plus diluted - common stock equivalents	—	—
Weighted-average common shares used in diluted net loss per common share	7,177	7,110
Basic net loss per common share	$(.11)	$(.09)
Diluted net loss per common share	$(.11)	$(.09)

Outstanding options, warrants and restricted stock equivalent of 2,587,351 and 2,517,179 shares of common stock at a weighted-average exercise price of $9.74 and $10.44 per share on June 30, 2008 and 2007 respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect.  Such securities could potentially dilute earnings per share in future periods.

5.      Stock-Based Transactions:

Issuance of Warrants to Consultants

The Company issued no warrants to any party in lieu of cash payments for the three months ended June 30, 2008.  During the three months ended June 30, 2007 the Company issued 2,500 warrants valued at $9 using the Black-Scholes model with an exercise price at the market value on the day of the grant and an average interest rate of 4.51% and a 5 year life.

6.      Lines of Credit:

The Company has no lines of credit.

7.      Legal Proceedings

Sputtered Films, Inc. v. Advanced Modular Sputtering, et al., filed in Santa Barbara County Superior Court.

On December 22, 2003, Sputtered Films, Inc. ("SFI"), a wholly owned subsidiary of the Company, filed an action against two former employees, Sergey Mishin and Rose Stuart-Curran, and a company they formed after leaving their employment with SFI named Advanced Modular Sputtering, Inc. ("AMS").  Sergey Mishin and Rose Stuart-Curran had each signed confidentiality and non-disclosure agreements regarding information obtained while employed by SFI.  On November 18, 2005, SFI added Agilent Technologies, Inc. ("Agilent") as a defendant based on evidence that Agilent and AMS co-developed the machines which SFI contended were built using SFI proprietary information. In early December 2005. Agilent transferred its Semiconductor Products Group to a number of Avago entities, which were also added as defendants in this action.  On April 25, 2006, the Avago Entities filed a Cross-Complaint against SFI and Tegal.

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

As a result of the fee dispute described above, as of March 31, 2007, we had placed $19,500, representing the gross cash proceeds from the recent settlement of this litigation into suspense.   Since the amount disputed could not be determined with reasonable certainty until the dispute was resolved, we elected to suspend the entire amount, in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

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

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment, and are attributed to the geographic location in which they are located.  Net sales and long-lived assets by geographic region were as follows:

	Revenue for the Three Months Ended June 30,
	2008	2007
Sales to customers located in:
United States	$3,708	$729
Asia	452	358
Germany	115	574
Europe, excluding Germany	454	2,937
Total sales	$4,729	$4,598

	Long-lived Assets as of June 30,
	2008	2007
Long-lived assets at period-end:
United States	$1,218	$1,301
Europe	15	11
Total long-lived assets	$1,233	$1,312

9.      Recent Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  The Company is complying with SFAS 157 as of April 1, 2008 as follows.   The Company does not hold or issue derivatives, commodity instruments or other financial instruments for trading purposes.  The only assets and liabilities valued using a fair value methodology are related to stock based compensation.  The Company has been using this valuation method since April 1, 2006 when it adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R).

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is complying with SFAS 159 as of April 1, 2008 as follows.   The Company does not hold or issue derivatives, commodity instruments or other financial instruments for trading purposes.  The only assets and liabilities valued using a fair value methodology are related to stock based compensation.  The Company has been using this valuation method since April 1, 2006 when it adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R).

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

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement, - an amendment of ARB No. 51”, (“SFAS 160”) which changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning April 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  SFAS 160 has no material effect on the Company’s consolidated financial statements.

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

On May 23, 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). The new standard clarifies how SFAS 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 has no material effect on the Company’s consolidated financial statements.

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

In December 2007, FASB ratified the EITF consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e., parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements, analogy to such pronouncements if not within their scope, or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on the Company’s consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Amounts in 000’s)

Special Note Regarding Forward Looking Statements

Information contained or incorporated by reference in this report contains forward-looking statements.  These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology which constitutes projected financial information.  These forward-looking statements are subject to risks, uncertainties and assumptions about Tegal Corporation  including, but not limited to, industry conditions, economic conditions, acceptance of new technologies and market acceptance of Tegal Corporation’s  products and service.  For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Part Item 1A—Risk Factors” and the “Liquidity and Capital Resources” section set forth in this section  and such other risks and uncertainties as set forth below in this report or detailed in our other SEC reports and filings. We assume no obligation to update forward-looking statements.

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

Semiconductor Industry Background

Over the past twenty years, the semiconductor industry has experienced significant growth. This growth has resulted from the increasing demand for ICs from traditional IC markets, such as personal computers, telecommunications, consumer electronics, automotive electronics and office equipment, as well as developing markets, such as wireless communications, multimedia and portable and network computing. As a result of this increased demand, semiconductor device manufacturers have periodically expended significant amounts of capital to build new semiconductor fabrication facilities (“fabs”) and to expand existing fabs.  More recently, growth has slowed, and the industry is maturing as the cost of building new wafer fabs has increased dramatically.  While unit demand for semiconductor devices continue to rise, the average selling prices of chips continue to decline.  There is growing pressure on semiconductor device manufacturers to reduce manufacturing costs while increasing the value of their products.  The semiconductor industry has also been historically cyclical, with periods of rapid expansion followed by periods of over-capacity.  Currently, the industry is experiencing a down-turn, hightened by tighter credit markets and the negative economic environment.  These circumstances have caused customers to delay or reconsider expenditures on capital equipment. While we have seen our customers’ capital expenditures slow recently, we expect our customers’ capital spending to increase over the long term as demand from various industries continues to steadily rise.

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

In order to achieve our business strategy, we are focused on the following key elements:

Maintaining our Technology Leadership Position in New Materials Etch – We are a leading provider of etch process solutions for a set of new materials central to the production of an array of advanced semiconductor and nanotechnology devices in emerging markets.  Incorporation of these new materials is essential to achieving the higher device densities, lower power consumption and novel functions exhibited by the newest generation of cell phones, computer memories, fiber optic switches and remote sensors.  Currently, we are a leading supplier of etch solutions to makers of various advanced “non-volatile” memories, as well as to device makers incorporating compound metals and certain high-K dielectric materials into their devices.  Our new materials expertise also includes the etching of so-called “compound-semi” materials, such as gallium arsenide, gallium nitride and indium phosphide, widely used in telecom device production, as well as expanding use in growth markets such as mobile terminals, digital home appliances as well as enterprise applications, such as wireless local area networks.   The advantages of compound semiconductor devices over traditional silicon devices include higher operating speeds, lower power consumption, reduced noise and distortion, higher operable temperature, light emitting and detecting properties, higher light emission efficiency and longer product life. In addition, we are known for our capability to etch certain noble metals, such as gold and platinum, as well as certain proprietary compound metals.  This capability is increasingly important in advanced memory development and in the production of Micro-Electrical Mechanical Systems (“MEMS”), a type of commercially produced nanotechnology device, especially useful to the automotive industry.  We intend to maintain our leadership position in new materials etch through our own internal development efforts and through various joint development programs and production efforts with leading device manufacturers.

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

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R) using the modified prospective transition method. Under that transition method, we recognized compensation expense of $1,022 for the fiscal year 2008 and $1,664 for the fiscal year 2007, which included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006.  Results in prior periods have not been restated.

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required.  As of June 30, 2008 two customers accounted for approximately 60% of the accounts receivable balance.  As of June 30, 2007 two customers accounted for approximately 71% of the accounts receivable balance.

The Company’s return policy is for spare parts and components only.  A right of return does not exist for systems. Customers are allowed to return spare parts if they are defective upon receipt. The potential returns are offset against gross revenue on a monthly basis.  Management reviews outstanding requests for returns on a quarterly basis to determine that the reserves are adequate.

Inventories

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required. Any excess and obsolete provision is released only if and when the related inventories is sold or scrapped.   The inventory provision balance at June 30, 2008 and March 31, 2008 was $3,691 and $3,695, respectively.  The recovery of previously reserved inventory upon sale of such inventory for the three months ended June 30, 2008 and June 30, 2007 was $4 and $137, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. No impairment charge has been recorded for the years ended 2008 and 2007.

Warranty Obligations

We provide for the estimated cost of our product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected.  The warranty reserve is based on historical cost data related to warranty.  Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability may be required.  Of the $617 in warranty settlements in the three months ended June 30 2008, $200 relates to the finalization of installation amortization on several systems sold in the fiscal year just ended.  The balance of the settlements is warranty amortization net actual warranty expense.   Actual warranty expense is typically low in the period immediately following installation.

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

Results of Operations

The following table sets forth certain financial items as a percentage of revenue for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007

Revenue	100.0%	100.0%
Cost of revenue	50.8%	64.7%
Gross profit	49.2%	35.3%
Operating expenses:
Research and development	24.0%	16.9%
Sales and marketing	17.8%	21.9%
General and administrative	28.2%	26.2%
Total operating expenses	70.0%	65.0%
Operating income (loss)	(20.8)%	(29.7)%
Other income (expense), net	4.0%	15.8%
Income (loss) before income tax expense (benefit)	(16.8)%	(13.9)%
Net loss	(16.8)%	(13.9)%

The following table sets forth certain financial items for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007

Revenue	$4,729	$4,598
Cost of revenue	2,402	2,977
Gross profit	2,327	1,621
Operating expenses:
Research and development	1,136	778
Sales and marketing	843	1,006
General and administrative	1,330	1,203
Total operating expenses	3,309	2,987
Operating loss	(982)	(1,366)
Other income, net	190	728
Loss before income tax expense (benefit)	(792)	(638)
Income tax expense (benefit)	—	—
Net loss	$(792)	$(638)

Net loss per share:
Basic	$(0.11)	$(0.09)
Diluted	$(0.11)	$(0.09)
Weighted average shares used in per share computation:
Basic	7,177	7,110
Diluted	7,177	7,110

Revenue

 Revenue for the three months ended June 30, 2008 was due principally to the sale of two used systems; one advanced etch and one Endeavor.  Revenue for the three months ended June 30, 2007 was due principally to the sale of one new advanced system.

International sales accounted for approximately 21.6% and 84.1% of total revenue for the three months ended June 30, 2008 and 2007, respectively.   We believe that international sales will continue to represent a significant portion of our revenue.

Gross profit

Gross profit for the three months ended June 30, 2008 increased $706 to $2,327.  This was a 43.6% increase from the three months ended June 30, 2007.  The increase in gross profit was attributable to warranty costs, net of amortization, being significantly lower due to timing of installation amortization finalization, lower field service overhead costs and the annual material cost update of inventory, which was partially offset by higher manufacturing overhead variances related to the production schedule.  Also cost containment helped maintain our usual product structure profit margin.  While the company has improved warranty related training of some of its regional field service engineers, it is not certain that the lower cost trend will continue.  Our gross profit margin for the three months ended June 20, 2008 was 49.2% compared to 35.3% for the same period last year.

Research and Development

 Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. The comparative increase of $358 in research and development spending for the three months ended June 30, 2008 resulted from reimbursement for prototype costs during the prior year first quarter.

Sales and Marketing

 Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. The decrease of $163 in sales and marketing spending for the three months ended June 30, 2008 was primarily due to the decrease of outside agent commissions for systems over the same period last year combined with decreased spending on travel expenses.

General and Administrative

 General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company.  The increase of $127 in spending for the three months ended June 30, 2008 was primarily due to increases in accounting fees and the calculated bad debt expense estimate offset by decreases in legal fees and stock based compensation expense (SFAS No.123R).  The decrease in legal fees is primarily due to the termination of the litigation against AMS, Agilent, and the Avago Entities.  The underlying matter was settled in December 2006, however additional related litigation over attorneys fees was concluded January 2008.

Other income, net

 Other income,, net consists principally of interest income, other income, gains and losses on foreign exchange and gain and losses on the disposal of fixed assets.  Total other income, net decreased by $538 in the three months ended June 30, 2008 over the three months ended June 30, 2007. The majority of the decrease is related to other income.  In the prior fiscal year we received $278 related to the AMS settlement.  (Please see the comments in “Legal Proceedings” above.)  Also in the current period, interest income decreased by of $177 compared to the prior period.  Net interest income is lower because of lower cash balances earning lower interest.

Contractual Obligation

The following summarizes our contractual obligations at June 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Non-cancelable capital lease obligations	$10	$10	$—	$—	$—
Non-cancelable operating lease obligations	799	544	238	17	—
Total contractual cash obligations	$809	$554	$238	$17	$—

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

Liquidity and Capital Resources

For the three-month period ended June 30, 2008, we financed our operations through the use of outstanding cash balances.  In fiscal 2008 we financed our operations through net cash provided by operations.  In fiscal 2007 we financed our operations through the use of outstanding cash balances.  We received $19,500 representing the gross cash proceeds from the settlement of the AMS  litigation.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of ($792) and ($638) for the three months ended June 30, 2008 and 2007, respectively. We used cash from operations of ($927) and ($2,325) for the period ended June 30, 2008 and June 30, 2007, respectively. In fiscal 2008 we financed our operations through net cash provided by operations and from the release of $14,705 from litigation suspense related to the settlement of the AMS litigation (See 7. Legal Proceedings).  In fiscal 2007 we financed our operations through the use of outstanding cash balances.  Management believes that these proceeds, combined with projected sales and continued cost containment will be adequate to fund operations through the next twelve months.  However, projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our cash equivalents are principally comprised of money market accounts.  As of June 30, 2008, we had cash and cash equivalents of $18,181.  Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the Euro. Changes in the exchange rate between the Euro and the U.S. dollar could adversely affect our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be sold into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses.  For the quarter ended June 30, 2008, fluctuations of the U.S. dollar in relation to the Euro were immaterial to our financial statements.

Interest Rate Risk

We are only marginally exposed to interest rate risk through interest earned on money market accounts. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past. We do not hold or issue derivatives, commodity instruments or other financial instruments for trading purposes.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures.

  As of the period covered by this quarterly report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Internal Controls for Financial Reporting

  Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls for financial reporting are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with U.S. GAAP.

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

Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for ICs. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, including the downturn we are currently experiencing, which often have had a detrimental effect on the semiconductor industry’s demand for semiconductor capital equipment, including etch and deposition systems manufactured by us. In response to the current prolonged industry slow-down, we have initiated a substantial cost containment program and completed a corporate-wide restructuring to preserve our cash. However, the need for continued investment in research and development, possible capital equipment requirements and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to the current and any future downturns.  As a result, we may continue to experience operating losses such as those we have experienced in the past, which could materially adversely affect us.

Our competitors have greater financial resources and greater name recognition than we do and therefore may compete more successfully in the semiconductor capital equipment industry than we can.

We believe that to be competitive, we will require significant financial resources in order to offer a broad range of systems, to maintain customer service and support centers worldwide and to invest in research and development. Many of our existing and potential competitors, including Aviza Technology, Inc., OC Oerlikon Corporation AG, Ulvac Japan, Ltd., and Canon Anelva Technix Corporation, Applied Materials, Inc., Lam Research Corporation, Novellus,and Tokyo Electron Limited, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation etch, deposition and other production equipment and broader process equipment offerings, as well as greater name recognition than we do. We cannot assure you that we will be able to compete successfully against these companies in the United States or worldwide.

Our customers are concentrated and therefore the loss of a significant customer may harm our business.

The composition of our top five customers changes from year to year, but net system sales to our top five customers in fiscal 2008 and 2007 accounted for 87.2% and 77.8% respectively, of our total net system sales.  ST Microelectronics accounted for 57.8% of our total revenue in fiscal 2008.  ST Microelectronics and International Rectifier accounted for 43.1% and 13.4%, respectively, of our total revenue in fiscal 2007.  During the quarter ended June 30, 2008, SVTC Tech LLC and Diodes Fab Tech Inc. accounted for 37% and 25% respectively, of our total revenue.  During the quarter ended June 30, 2007, ST Microelectronics accounted for 68% of total revenues.  Other than these customers, no single customer represented more than 10% of our total revenue in fiscal 2008 or the three months ended June 30, 2008.   With the addition of International Rectifier, no other customers represented more than 10% of our total revenue in fiscal 2007 or the three months ended June 30, 2007.  Although the composition of the group comprising our largest customers may vary from year to year, and quarter to quarter, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, would have a material adverse effect on us.

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

We have designed our advanced etch and deposition products for customer applications in emerging new films, polysilicon and metal which we believe to be the leading edge of critical applications for the production of advanced semiconductor and other microelectronic devices. Revenue from the sale of our advanced etch and deposition systems accounted for 80% and 69% of total revenue in fiscal 2008 and 2007,, respectively. Our advanced systems are currently being used primarily for research and development activities or low volume production. For our advanced systems to achieve full market adoption, our customers must utilize these systems for volume production. We cannot assure you that the market for devices incorporating emerging films, polysilicon or metal will develop as quickly or to the degree we expect.  If our advanced systems do not achieve significant sales or volume production due to a lack of full customer adoption, we will be materially adversely affected.

We have incurred operating losses and may not be profitable in the future.  Our plans to maintain and increase liquidity may not be successful.

For the three months ended June 30, 2008, we incurred a net loss of ($792).  We incurred net income/(losses) of $18.1 million and ($13.2) million for the years ended March 31, 2008 and 2007,  respectively, and (used) generated cash flows from operations of ($5.1) million and $12.8 million, in these respective years.  We believe that these proceeds and the release of the litigation suspense, combined with continued cost containment will be adequate to fund operations through fiscal year 2009. Our businesss is dependent upon the sales of our capital equipment, and projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.

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

International sales accounted for 72%, and 67 of total revenue for fiscal 2008 and 2007, respectively. For the three months ended June 30, 2008, international sales accounted for 21.6% of total revenue.  International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. We cannot assure you that any of these factors will not have a detrimental effect on our operations, financial results and cash flows.

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

As of June 30, 2008, there were 7,263,473 shares of our common stock issued and outstanding, 3,431,593 shares of our common stock reserved for issuance of shares issuable upon exercise of outstanding warrants, and shares underlying equity awards created or available for grant under our equity incentive plans, and shares available under our stock purchase plan.

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

Item 6.   Exhibits

Exhibit
Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEGAL CORPORATION (Registrant)

/s/ CHRISTINE HERGENROTHER Christine Hergenrother Chief Financial Officer
Dated: August 14 , 2008

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

4.
The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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
Date: August 14, 2008

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

4.
The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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
Date: August 14, 2008

EXHIBIT 32

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Thomas R. Mika, President and Chief Executive Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Thomas R. Mika
Chief Executive Officer and President
August 14, 2008

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Christine Hergenrother, Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Christine Hergenrother
Chief Financial Officer
August 14, 2008