Form 10-Q
period 2008-11-12
TEGAL CORP /DE/
filed 2008-11-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q
________________

                                                        (Mark One)

                                                        [X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                            OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2008

or

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

As of November 12, 2008 there were 8,323,477of the Registrant’s common stock outstanding.  The number of shares outstanding reflects a 1 to 12 reverse stock split effected by the Registrant on July 25, 2006.

TEGAL CORPORATION AND SUBSIDIARIES

Signatures	19

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$14,017	$19,271
Accounts receivable, net of allowances for sales returns and doubtful accounts of $213 and $191 at September 30, 2008 and March 31, 2008, respectively	4,609	6,758
Inventories, net	13,690	11,056
Prepaid expenses and other current assets	659	788
Total current assets	32,975	37,873
Property and equipment, net	1,210	1,213
Intangible assets, net	3,856	903
Other assets	75	90
Total assets	$38,116	$40,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes/Leases payable	$6	$14
Accounts payable	602	1,469
Accrued product warranty	947	1,770
Deferred revenue	260	252
Accrued expenses and other current liabilities	1,966	3,644
Total current liabilities	3,781	7,149

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 50,000,000 shares authorized; 8,321,496 and 7,242,736 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively	83	72
Additional paid-in capital	128,217	123,567
Accumulated other comprehensive (loss) income	(412)	(446)
Accumulated deficit	(93,553)	(90,263)
Total stockholders’ equity	34,335	32,930
Total liabilities and stockholders’ equity	$38,116	$40,079

See accompanying notes to condensed consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$2,010	$10,800	$6,739	$15,398
Cost of revenue	989	6,560	3,391	9,537
Gross profit	1,021	4,240	3,348	5,861
Operating expenses:
Research and development expenses	1,145	1,057	2,280	1,835
Sales and marketing expenses	839	1,279	1,682	2,285
General and administrative expenses	1,471	1,448	2,801	2,651
Total operating expenses	3,455	3,784	6,763	6,771
Operating (loss) income	(2,434)	456	(3,415)	(910)
Other (expense) income, net	(65)	237	125	964
(Loss) income before income tax expense (benefit)	(2,499)	693	(3,290)	54
Tax Expense	-	-	-	-
Net (loss) income	$(2,499)	$693	$(3,290)	$54

Net (loss) income per share:
Basic	$(0.34)	$0.10	$(0.45)	$0.01
Diluted	$(0.34)	$0.10	$(0.45)	$0.01
Weighted average shares used in per share computation:
Basic	7,339	7,119	7,338	7,111
Diluted	7,339	7,264	7,338	7,219

See accompanying notes to condensed consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net (Loss) Income	$(3,290)	$54
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	374	394
Stock compensation expense	647	776
Stock issued under stock purchase plan	14	8
Provision for doubtful accounts and sales returns allowances	22	(183)
Loss on disposal of property and equipment	16	--
Fair value of warrants and options issued for services rendered	--	24
Changes in operating assets and liabilities:
Accounts receivables	2,119	(1,231)
Inventories, net	(746)	(5,617)
Prepaid expenses and other assets	143	(437)
Accounts payable	(872)	1,895
Accrued expenses and other current liabilities	(1,687)	(363)
Accrued product warranty	(848)	357
Litigation Suspense	--	(995)
Deferred revenue	8	98
Net cash used in operating activities	(4,100)	(5,220)
Cash flows used in investing activities:
Purchases of property and equipment	(241)	(228)
Net cash used to acquire AMMS assets	(1,000)	--
Net cash used in investing activities:	(1,241)	(228)
Cash flows provided by financing activities:
(Repayments) borrowings under notes payable and bank lines of credit	-	(10)
Payments on capital lease financing	(8)	--
Net cash used in financing activities	(8)	(10)
Effect of exchange rates on cash and cash equivalents	95	30
Net decrease in cash and cash equivalents	(5,254)	(5,428)
Cash and cash equivalents at beginning of period	19,271	25,776
Cash and cash equivalents at end of period	$14,017	$20,348

Supplemental disclosure of non-cash investing activities:
Shares issued in asset acquisition	$4,000	$-

See accompanying notes.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share data)

1.      Basis of Presentation:

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2008 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  The results of operations for the three and six months ended September 30, 2008 are not necessarily indicative of results to be expected for the entire year.

Our consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We had net (loss) income of ($3,290) and $54 for the six month periods ended September 30, 2008 and 2007, respectively. We used cash flows from operations of ($4,100) and ($5,220) for the periods ended September 30, 2008 and 2007, respectively.  In fiscal 2008 we financed our operations through net cash provided by operations and from the release of $14,705 from litigation suspense related to the settlement of the AMS litigation.  In fiscal 2007 we financed our operations through the use of outstanding cash balances.  We believe that these proceeds, combined with continued cost containment, will be adequate to fund operations through the next twelve months.  However, projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments and accounts receivable. Substantially all of the Company’s liquid investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of September 30, 2008 two customers accounted for approximately 48% of the accounts receivable balance.  As of September 30, 2007 one customer accounted for approximately 81% of the accounts receivable balance.

During the quarter ended September 30, 2008, Abbot Point of Care and International Rectifier, accounted for 41% of our total revenue.  During the quarter ended September 30, 2007 ST Microelectronics accounted for 83% of total revenues.  During the six months ended September 30, 2008, SVTC Tech LLC and Diodes Fab Tech Inc, accounted for 49% of our total revenue.  During the six months ended September 30, 2007 ST Microelectronics accounted for 79% of total revenues.

Stock Based Compensation

The Company has adopted several stock plans that provide for the issuance of equity instruments to the Company’s employees and non-employee directors. The Company’s plans include incentive and non-statutory stock options and restricted stock awards. Stock options and restricted stock awards generally vest ratably over a four-year period on the anniversary date of the grant, and expire ten years after the grant date.  On occasion restricted stock awards may vest on the achievement of specific performance targets.  The Company also has employee stock purchase plans that allow qualified employees to purchase Company shares at 85% of the lower of the stock’s market value on specified dates.  The stock based compensation for our Employee Stock Purchase Plan was determined using the Black-Scholes option pricing model and the provisions of Financial Accounting Standards Board’s (“FASB”) Technical Bulletin No. 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option, as amended by Statement of Financial Accounting Standards (“SFAS”) 123R.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004) “Accounting for Stock Based Compensation” or (“SFAS 123R”) using the modified prospective transition method.

Total stock based compensation expense related to awards and options for the six months ended September 30, 2008 and 2007 was $688 and $776, respectively.  Total stock based compensation expense related to awards and options for the three months ended September 30, 2008 and 2007 was $344 and $395, respectively.  The total compensation expense related to non-vested awards and options not yet recognized is $1,772.

The Company used the following valuation assumptions to estimate the fair value of options granted for the periods ended September 30, 2008 and 2007 respectively:

STOCK OPTIONS:	2008	2007
Expected life (years)	4.0	4.0
Volatility	64.7%	47.0%
Risk-free interest rate	2.18%	4.51%
Dividend yield	0%	0%

ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility.

ESPP:	2008	2007
Expected life (years)	0.5	0.5
Volatility	74.4%	44.5%
Risk-free interest rate	1.87%	4.99%
Dividend yield	0%	0%

During the three months ended September 30, 2008, there were 34,997 stock option awards granted.

Stock Options & Warrants

 A summary of stock option and warrant activity during the quarter ended September 30, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in Years)	Value
Beginning outstanding	2,259,170	$10.55
Granted
Price = market value	34,997	$3.53
Total	34,997	$3.53
Exercised	--	$0.00
Cancelled
Forfeited	(26,505)	$4.41
Expired	(750)	$17.21
Total	(27,255)	$4.76

Ending outstanding	2,266,912	$10.51	4.07	$-
Ending vested and expected to vest	2,231,838	$10.61	3.99	$-
Ending exercisable	1,793,628	$12.13	2.80	$-

The aggregate intrinsic value of options and warrants outstanding at September 30, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of September 30, 2008.

The following table summarizes information with respect to stock options and warrants outstanding as of September 30, 2008:

						Weighted Average
Range Of	Range Of	Number Outstanding As of	Weighted Average Remaining	Weighted Average	Number Exercisable As Of	Exercise Price As Of
Exercise Prices	Exercise Prices	September 30, 2008	Contractual Term (in years)	Exercise Price	September 30, 2008	September 30, 2008
$3.44	$4.20	296,558	9.38	$4.08	--	$--
4.60	4.60	257,168	7.94	4.60	98,047	4.60
4.63	7.08	239,066	4.89	6.09	222,711	6.08
7.20	8.28	59,162	6.70	8.19	59,162	8.19
12.00	12.00	1,284,990	1.93	12.00	1,284,990	12.00
12.36	56.28	122,473	2.73	27.41	121,223	27.53
92.26	92.26	416	1.44	92.26	416	92.26
92.52	92.52	4,165	1.38	92.52	4,165	92.52
99.00	99.00	2,498	1.49	99.00	2,498	99.00
105.00	105.00	416	3.98	105.00	416	105.00

$3.44	$105.00	2,266,912	4.07	$10.51	1,793,628	$12.13

Restricted Stock Units

The following table summarizes the Company’s restricted stock award activity for the three months ended September 30, 2008

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, June 30,2008	328,181	$4.14
Awarded	-	$-
Released	(19,938)	$3.78
Forfeited	(25,568)	$0.00
Balance, September 30,2008	282,675	$3.22

Unvested restricted stock at September 30, 2008

As of September 30, 2008 there was $717 of total unrecognized compensation cost related to restricted stock which is expected to be recognized over a period of 1.4 years.

2.      Inventories:

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required.  Any excess and obsolete provision is released only if and when the related inventory is sold or scrapped.  During the six months ended September 30, 2008 and September 30, 2007, the Company sold or scrapped previously reserved inventory of $29 and $139, respectively.  The inventory provision balance at September 30, 2008 and September 30, 2007 was $3,666 and $3,771, respectively.

Inventories for the periods presented consisted of:

	September 30,	March 31,
	2008	2008
Raw materials	$5,414	$4,674
Work in progress	5,317	4,663
Finished goods and spares	2,959	1,719
	$13,690	$11,056

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

3.           Product Warranty:

The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized.  The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected.  Warranty activity for the three and six months ended September 30, 2008 and 2007 is as follows:

	Warranty Activity for the		Warranty Activity for the
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008
Balance at the beginning of the period	$1,315	$1,191	$1,770
Additional warranty accruals for warranties issued during the period	20	292	182
Settlements made during the period	(388)	(48)	(1,005)
Balance at the end of the period	$947	$1,435	$947

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

4.      Net Loss Per Common Share:

Basic EPS is computed by dividing net (loss) income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. For periods of net income, diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market price of the common stock during the period.

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss) applicable to common stockholders	$(2,499)	$693	$(3,290)	$54
Basic and diluted:
Weighted-average common shares outstanding	7,339	7,119	7,338	7,111
Less weighted-average common shares subject to repurchase	--	--	--	--
Weighted-average common shares used in computing basic net income (loss) per common share.	7,339	7,119	7,338	7,111
Plus diluted - common stock equivalents	--	145	--	108
Weighted-average common shares used in diluted net income (loss) per common share	7,339	7,264	7,338	7,219
Basic net income (loss) per common share	$(0.34)	$0.10	$(0.45)	$0.01
Diluted net income (loss) per common share	$(0.34)	$0.10	$(0.45)	$0.01

Outstanding options, warrants and restricted stock equivalent of 2,549,587 and 2,453,261 shares of common stock at a weighted-average exercise price of $9.70 and $11.37 per share on September 30, 2008 and 2007 respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect.  Such securities could potentially dilute earnings per share in future periods.

5.      Stock-Based Transactions:

Issuance of Warrants to Consultants

The Company issued no warrants to any party for the six months ended September 30, 2008.  During the six months ended September 30, 2007 the Company issued 5,000 warrants valued at $9 using the Black-Scholes model with an exercise price at the market value on the day of the grant and an average interest rate of 4.51% and a 5 year life.

6.      Derivative Instruments:

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded derivatives and listed equities. This category also includes financial instruments that are valued using alternative approaches but for which the Company typically receives independent external valuation information including U.S. Treasuries, other U.S. Government and agency securities and certain cash instruments such as money market funds and certificates of deposit.

Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include sovereign debt, certain corporate equities, corporate debt, certain U.S. agency and non-agency mortgage-backed securities and non-exchange-traded derivatives such as interest rate swaps.

        Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable. Included in this category are distressed debt, non-performing mortgage-related assets, certain performing residential and commercial mortgage loans, certain mortgage- and asset-backed securities and residual interests, Chapter 13 and other credit card receivables from individuals, and complex derivative structures including long-dated equity derivatives.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Financial instruments owned and financial instruments sold, but not yet purchased, including contractual commitments arising pursuant to futures, forward and option contracts, interest rate swaps and other derivative contracts, are recorded on a trade-date basis at fair value. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Valuation pricing models consider time value, yield curve and volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other measurements.

As of September 24, 2008, the Company is a party to a foreign exchange contract to sell Euros, which was used to hedge a sales transaction in which costs are denominated in U.S. dollars and the related revenues are generated in Euros.   As of September 30, 2008 the fair value of the Company’s foreign exchange contract was $4, using level 1 inputs as defined by SFAS No. 157.

The Company has no lines of credit.

7.      Acquisition

On September 2, 2008, the Company, Alcatel Micro Machining Systems, a French corporation (“AMMS”), and Alcatel Lucent, a French Corporation (“Alcatel” and together with AMMS, the “Sellers”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to purchase Deep Reactive Ion Etch (DRIE) and Plasma Enhanced Chemical Vapor Deposition (PECVD) products, and the related intellectural property (the “Assets”) for an aggregate consideration of $5,000,000 (the “Purchase Price”).  On September 16, 2008, the parties closed this transaction and the Company paid $1,000,000 in cash and $4,000,000 in shares of the Company’s common stock. The 1,044,386 shares of common stock issued to the Seller was calculated by obtaining  the quotient of (a) $4,000,000 divided by (b) the average of the closing sales prices of the Common Stock as reported on the Nasdaq Capital Market on the five (5) consecutive trading days immediately prior to (but excluding) the closing date of the Acquisition.

In connection with the Acquisition, the Company and a Seller or an affiliate of the Sellers entered into an intellectual property agreement providing for the transfer of specified intellectual property rights to the Company, a trademark license agreement allowing for the limited use of the AMMS trademark by the Company, and a preferred supplier agreement pursuant to which the Company will purchase certain equipment from an affiliate of the Sellers.

Pursuant to the Purchase Agreement, AMMS designated Mr. Gilbert Bellini to serve as a member of the Company’s board of directors. AMMS’ designation right terminates upon the later of (a) the termination or expiration of certain customer services related agreements set forth in the Purchase Agreement, and (b) when AMMS beneficially owns less than 5% of the number of shares of Common Stock issued and outstanding (including the shares to be issued to the Sellers).

The purchase price was allocated as follows:

Assets acquired:
Trademarks	$428
Patents	2,648
Customer Relationships	--
Inventory	1,900
Total Identifiable Assets	4,976
Fixed Assets	24
Total acquired assets	$5,000

8.           Geographical Information

The Company operates in one segment for the manufacture, marketing and servicing of integrated circuit fabrication equipment.  In accordance with SFAS No. 131 (“SFAS 131”) “Disclosures About Segments of an Enterprise and Related Information,” the Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment, and are attributed to the geographic location in which they are located.  Net sales and long-lived assets by geographic region were as follows:

	Revenue for the		Revenue for the
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales to customers located in:
United States	$1,166	$387	$4,874	$1,116
Asia	265	3,036	717	3,394
Germany	60	809	175	1,383
Europe, excluding Germany	519	6,568	973	9,505
Total sales	$2,010	$10,800	$6,739	$15,398

	Long-lived Assets as of:
	September 30, 2008	March 31, 2008
Long-lived assets at period-end:
United States	$1,200	$1,195
Europe	10	18
Total long-lived assets	$1,210	$1,213

9.      Recent Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  The Company is complying with SFAS 157 as of April 1, 2008 as follows.   Before September 26, 2008, the Company held no derivatives, commodity instruments or other financial instruments for trading purposes.  The only assets and liabilities valued using a fair value methodology were related to stock based compensation.  The Company has been using this valuation method since April 1, 2006 when it adopted the fair value recognition provisions of SFAS 123R.  On September 26, 2008, the Company became a party to a foreign exchange contract to sell Euros.   See Note 6 Financial Instruments.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is complying with SFAS 159 as of April 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not previously been carried at fair value.

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

Tegal Corporation, a Delaware corporation (“Tegal” or the “Company”), designs, manufactures, markets and services plasma etch and deposition systems that enable the production of integrated circuits (“ICs”), memory and related microelectronics devices used in portable computers, cell phones, PDAs and RFID applications; megapixel imaging chips used in digital and cell phone cameras; power amplifiers for portable handsets and wireless networking gear; and MEMS devices like accelerometers for automotive airbags, microfluidic control devices for ink jet printers; and laboratory-on-a-chip medical test kits.  Etching and deposition constitute two of the principal IC and related device production process steps and each must be performed numerous times in the production of such devices.

Semiconductor Industry Background

Over the past twenty years, the semiconductor industry has experienced significant growth. This growth has resulted from the increasing demand for ICs from traditional IC markets, such as personal computers, telecommunications, consumer electronics, automotive electronics and office equipment, as well as developing markets, such as wireless communications, multimedia and portable and network computing. As a result of this increased demand, semiconductor device manufacturers have periodically expended significant amounts of capital to build new semiconductor fabrication facilities (“fabs”) and to expand existing fabs.  More recently, growth has slowed, and the industry is maturing as the cost of building new wafer fabs has increased dramatically.  Similarly, the rate of semiconductor sales growth has slowed as the industry feels the effects of the current economic environment and average selling prices of chips continue to decline.  The industry faces a period of uncertainty with a steep decline in consumer confidence and caution in the enterprise segment. There is growing pressure on semiconductor device manufacturers to reduce manufacturing costs while increasing the value of their products.  The semiconductor industry has also been historically cyclical, with periods of rapid expansion followed by periods of over-capacity.  Currently, the industry is experiencing a down-turn, heightened by tighter credit markets and the negative economic environment.  These circumstances have caused customers to delay or reconsider expenditures on capital equipment. While we have seen our customers’ capital expenditures slow recently, we expect our customers’ capital spending to increase over the long term as demand from various industries continues to steadily rise.

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

Business Strategy

Our business objective is to utilize the technologies that we have developed internally or acquired externally in order to increase our market share in process equipment for both semiconductor manufacturing and nanotechnology device fabrication (i.e., devices smaller than about 100 nanometers).   In the recent past, we have focused on competing with more established competitors by being “designed-in” to the advanced device fabrication plans of our customers.  We have done so primarily by engaging in research and development activities on behalf of our customers that our more established competitors were unwilling or unable to perform.  Many of these advanced devices promise substantial returns as consumer demand for certain functions grows and new markets are created.  However, the timing of the emergence of such demand is highly uncertain.  In addition, the successful integration by our customers of all the various technical processes required to manufacture a device at an acceptable cost is also highly uncertain.  We cannot accurately predict the timing of the stable emergence of these markets.  Due to the cyclical nature of our industry, we expect that net orders will continue to fluctuate.  In the meantime, our costs for maintaining our research and development efforts and our service and manufacturing infrastructure have remained constant or in some cases increased.

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

We believe the following critical accounting policies are the most significant to the presentation of our consolidated financial statements:

Revenue Recognition

Each sale of our equipment is evaluated on an individual basis in regard to revenue recognition.  We have integrated in our evaluation the related interpretative guidance included in Topic 13 of the codification of staff accounting bulletins, and recognize the role of the Emerging Issues Task Force (“EITF”) consensus on Issue No. 00-21.  We first refer to EITF 00-21 in order to determine if there is more than one unit of accounting and then we refer to Staff Accounting Bulletin (“SAB”) 104 for revenue recognition topics for the unit of accounting. We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectability is reasonably assured.

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

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required.  As of September 30, 2008 two customers accounted for approximately 48% of the accounts receivable balance.  As of September 30, 2007 one customer accounted for approximately 81% of the accounts receivable balance.

The Company’s return policy is for spare parts and components only.  A right of return does not exist for systems. Customers are allowed to return spare parts if they are defective upon receipt. The potential returns are offset against gross revenue on a monthly basis.  Management reviews outstanding requests for returns on a quarterly basis to determine that the reserves are adequate.

Inventories

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required. Any excess and obsolete provision is released only if and when the related inventories is sold or scrapped.   The inventory provision balance at September 30, 2008 and March 31, 2008 was $3,666 and $3,695, respectively.  During the six month periods ending September 30, 2008, and September 30, 2007 the reserve was reduced by $29 and $139, respectively when the Company sold or scrapped previously reserved inventory.

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

Results of Operations

The following table sets forth certain financial items as a percentage of revenue for the three and six months ended September 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	49.2%	60.7%	50.3%	61.9%
Gross profit	50.8%	39.3%	49.7%	38.1%
Operating expenses:
Research and development	57.0%	9.8%	33.8%	11.9%
Sales and marketing	41.7%	11.8%	25.0%	14.8%
General and administrative	73.2%	13.4%	41.6%	17.2%
Total operating expenses	171.9%	35.0%	100.4%	43.9%
Operating income (loss)	(121.1%)	4.3%	(50.7%)	(5.8%)
Other income (expense), net	(3.2%)	2.2%	1.9%	6.2%
Income (loss) before income tax expense (benefit)	(124.3%)	6.5%	(48.8%)	0.4%
Net income (loss)	(124.3%)	6.5%	(48.8%)	0.4%

The following table sets forth certain financial items for the three and six months ended September 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$2,010	$10,800	$6,739	$15,398
Cost of revenue	989	6,560	3,391	9,537
Gross profit	1,021	4,240	3,348	5,861
Operating expenses:
Research and development expenses	1,145	1,057	2,280	1,835
Sales and marketing expenses	839	1,279	1,682	2,285
General and administrative expenses	1,471	1,448	2,801	2,651
Total operating expenses	3,455	3,784	6,763	6,771
Operating (loss) income	(2,434)	456	(3,415)	(910)
Other (expense) income, net	(65)	237	125	964
(Loss) income before income tax expense (benefit)	(2,499)	693	(3,290)	54
Tax Expense	-	-	-	-
Net (loss) income	$(2,499)	$693	$(3,290)	$54

Net (loss) income per share:
Basic	$(0.34)	$0.10	$(0.45)	$0.01
Diluted	$(0.34)	$0.10	$(0.45)	$0.01
Weighted average shares used in per share computation:
Basic	7,339	7,119	7,338	7,111
Diluted	7,339	7,264	7,338	7,219

Revenue

Revenue decreased $8,996 for the six month period ending September 30, 2008 compared to the same period last year. Revenue for the six month period ending September 30, 2008 resulted from the sale of two used systems (one advanced etch, one Endeavor).  Revenue for the six months ended September 30, 2007 resulted principally from the sale of four new advanced series systems and one new 900 series system, as well as one used Endeavor system. Revenue for the three months ended September 30, 2008 was mainly from the sale of service and spares.  Revenue for the three months ended September 30, 2007 resulted principally from the sale of three new advanced series systems and one used Endeavor system.

International sales accounted for approximately 42% and 28% of total revenue for the three and six months ended September 30, 2008 respectively.   International sales as a percentage of revenue for the three and six months ended September 30, 2007 were 96% and 93%, respectively. We believe that international sales will continue to represent a significant portion of our revenue.

Gross profit

Gross profit for the six months ended September 30, 2008 decreased $2,513 to $3,348 compared to the same period last year.  This was a 43% decrease from the six month period ending September 30, 2007.  The decrease in gross profit was attributable to fewer systems sold.  While our gross profit declined, our gross profit margin for the six months ended September 30, 2008 was 50% compared to 38% for the same period last year.  The principle reason for the increased margin was the specific mix of sales from different products.   Gross profit for the three months ended September 30, 2008 decreased $3,218 to $1,021.  This was a 76% decrease from the three months ended September 30, 2007.  The decrease in gross profit was attributable to fewer systems sold.  Our gross profit margin for the three months ended September 30, 2008 was 51% compared to 39% for the same period last year.

Future gross profit and gross margin are highly dependent on the level and product mix included in net revenues. This includes the mix of sales between lower and higher margin products.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development

 Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. The spending increase of $88 for the three months ended September 30, 2008 compared to the same period last year resulted primarily from an increase of patent costs. The spending increase of $445 for the six months ended September 30, 2008 compared to the same period last year resulted primarily from reimbursement for prototype costs during the first quarter of the prior year.  There were no prototype reimbursements in the current fiscal year.

Sales and Marketing

 Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. The decrease of $603 and $440 in sales and marketing spending for the six and three months ended September 30, 2008, respectively, was primarily due to the decrease of sales commission for systems over the same period last year combined with decreased spending on travel expenses and payroll costs.

General and Administrative

General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company.  The increase of $150 in spending for the six months ended September 30, 2008 was primarily due to increases in legal fees related to the purchase of the AMMS assets.  The spending for the three months ended September 30, 2008 was consistent with the three months ended September 30, 2007.

Other income, net

 Other income, net consists of interest income, other income, gains and losses on foreign exchange and gain and losses on the disposal of fixed assets.  Total other income (expense), net decreased by $843 in the six months ended September 30, 2008 over the six months ended September 30, 2007 due to other income, foreign exchange realized, and interest income. The decrease is primarily related to the change in other income.  In the prior fiscal year the company received $278 related to the AMS settlement.  Also in the current period, interest income decreased by of $343 compared to the prior period due to lower cash balances held at lower interest rates.  The change in the value of the Euro compared to the U.S. dollar also contributed to the decrease.  Total other income (expense), net decreased by $302 in the three months ended September 30, 2008 over the three months ended September 30, 2007 due to changes in foreign exchange realized and interest income.

Contractual Obligation

The following summarizes our contractual obligations at September 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable capital lease obligations	$6	$6	$-	$-	$-
Non-cancelable operating lease obligations	642	470	163	9	-
Total contractual cash obligations	$648	$476	$163	$9	$-

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

Liquidity and Capital Resources

For the six month period ended September 30, 2008, we financed our operations through the use of outstanding cash balances.  In fiscal 2008 we financed our operations through net cash provided by operations and from the release of the net $14,705 from litigation suspense related to the settlement of the AMS litigation.  We received $19,500 representing the gross cash proceeds from the settlement of the AMS  litigation.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We had net income (loss) of ($3,290) and $54 for the six months ended September 30, 2008 and 2007, respectively. We had net income (loss) of ($2,499) and $693 for the three months ended September 30, 2008 and 2007, respectively. We used cash from operations of ($4,100) and ($5,220) for the six month period ended September 30, 2008 and September 30, 2007, respectively. Management believes that the outstanding balances, combined with projected sales and continued cost containment will be adequate to fund operations through the next twelve months.  However, projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our cash equivalents are principally comprised of money market accounts.  As of September 30, 2008, we had cash and cash equivalents of $14,017.  Our exposure to foreign currency fluctuations is primarily related to inventories held in Europe, which are denominated in the Euro. Changes in the exchange rate between the Euro and the U.S. dollar could adversely affect our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be sold into international markets. We recently purchased a forward FX contract to manage possible short-term exposures to changing FX rates.   For the quarter ended September 30, 2008, fluctuations of the U.S. dollar in relation to the Euro increased compared to prior periods.  These fluctuations primarily affect cost of goods sold as it relates to varying levels of inventory held in Europe and denominated in the Euro.

Interest Rate Risk

We are only marginally exposed to interest rate risk through interest earned on money market accounts. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past. We do not hold or issue derivatives, commodity instruments or other financial instruments for trading purposes.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures.   As of the period covered by this quarterly report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that to be competitive, we will require significant financial resources in order to offer a broad range of systems, to maintain customer service and support centers worldwide and to invest in research and development. Many of our existing and potential competitors, including Aviza Technology, Inc., OC Oerlikon Corporation AG, Ulvac Japan, Ltd., and Canon Anelva Technix Corporation, Applied Materials, Inc., Lam Research Corporation, Novellus, and Tokyo Electron Limited, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation etch, deposition and other production equipment and broader process equipment offerings, as well as greater name recognition than we do. We cannot assure you that we will be able to compete successfully against these companies in the United States or worldwide.

Our customers are concentrated and therefore the loss of a significant customer may harm our business.

The composition of our top five customers changes from year to year, but net system sales to our top five customers in fiscal 2008 and 2007 accounted for 87.2% and 77.8% respectively, of our total net system sales.  ST Microelectronics accounted for 57.8% of our total revenue in fiscal 2008.  ST Microelectronics and International Rectifier accounted for 43.1% and 13.4%, respectively, of our total revenue in fiscal 2007.  During the six months ended September 30, 2008, SVTC Tech, LLC and Diodes Fab Tech, Inc. accounted for 29% and 20% respectively, of our total revenue.  During the six months ended September 30, 2007, ST Microelectronics accounted for 79% of total revenues.  During the quarter ended September 30, 2008, Abbot Point of Care Limited and International Rectifier  accounted for 22% and 19% respectively, of our total revenue respectively, of our total revenue.  During the quarter ended September 30, 2007, ST Microelectronics accounted for 83% of total revenues.  Other than these customers, no single customer represented more than 10% of our total revenue in fiscal 2008 or the three or six months ended September 30, 2008.   Although the composition of the group comprising our largest customers may vary from year to year, and quarter to quarter, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, would have a material adverse effect on us.

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

We have designed our advanced etch and deposition products for customer applications in emerging new films, polysilicon and metal which we believe to be the leading edge of critical applications for the production of advanced semiconductor and other microelectronic devices. Revenue from the sale of our advanced etch and deposition systems accounted for 80% and 69% of total revenue in fiscal 2008 and 2007, respectively. Our advanced systems are currently being used primarily for research and development activities or low volume production. For our advanced systems to achieve full market adoption, our customers must utilize these systems for volume production. We cannot assure you that the market for devices incorporating emerging films, polysilicon or metal will develop as quickly or to the degree we expect.  If our advanced systems do not achieve significant sales or volume production due to a lack of full customer adoption, we will be materially adversely affected.

We have incurred operating losses and may not be profitable in the future.  Our plans to maintain and increase liquidity may not be successful.

We had net income (loss) of $18,104 ($13,213) and ($8,880) for the years ended March 31, 2008, 2007 and 2006, respectively.  We generated (used) cash flows from operations of ($5,057), $12,772, and ($11,576) in these respective years.  For the three and six months ended September 30, 2008, we had a net loss of ($2,499) and ($3,290), respectively. We believe that our outstanding balances, combined with continued cost containment will be adequate to fund operations through fiscal year 2009. Our business is dependent upon the sales of our capital equipment, and projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.

We face risks associated with acquisitions, divestitures, and other transactions.

       We face risks associated with acquisitions, divestitures, and other transactions.   We have made, and may in the future make, acquisitions of or significant investments in businesses with complementary products, services and/or technologies. Acquisitions, including the recently completed acquisition of DRIE and PECVD products and related intellectual property from AMMS, involve numerous risks, including, but not limited to:

•  Difficulties in integrating the operations, technologies, products and personnel of acquired companies;

•  Lack of synergies or the inability to realize expected synergies and cost-savings;

•  Revenue and expense levels of acquired entities differing from those anticipated at the time of the acquisitions;

•  Difficulties in managing geographically dispersed operations;

•  The potential loss of key employees, customers and strategic partners of acquired companies;

•  Claims by terminated employees, shareholders of acquired companies or other third parties related to the transaction;

• The issuance of dilutive securities, assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;

•  Diversion of management’s attention from normal daily operations of the business; and

•  The impairment of acquired intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies.

       When we make a decision to sell assets or a business, we may encounter difficulty completing the transaction as a result of a range of possible factors such as new or changed demands from the buyer. These circumstances may cause us to incur additional time or expense or to accept less favorable terms, which may adversely affect the overall benefits of the transaction.   Acquisitions, divestitures, and other transactions are inherently risky, and we cannot provide any assurance that our previous or future transactions will be successful. The inability to effectively manage the risks associated with these transactions could materially and adversely affect our business, financial condition or results of operations.

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

International sales accounted for 72%, and 67 of total revenue for fiscal 2008 and 2007, respectively. For the three and six months ended September 30, 2008, international sales accounted for 42% and 28% of total revenue, respectively.  International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. We cannot assure you that any of these factors will not have a detrimental effect on our operations, financial results and cash flows.

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

As of September 30, 2008, there were 8,321,496 shares of our common stock issued and outstanding, 3,415,088 shares of our common stock reserved for issuance of shares issuable upon exercise of outstanding warrants, and shares underlying equity awards created or available for grant under our equity incentive plans, and shares available under our stock purchase plan.

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

Item 4. Submission of Matters to a Vote of Security Holders

On September 23, 2008, the Company held its annual meeting of the stockholders.  Present at the meeting, in person or by proxy, were the holders of 6,051,343 shares of common stock of the Company, representing 83% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote.

The following individuals were elected or re-elected to the board of directors:

	Votes For	Votes Withheld
Edward A. Dohring	5,968,581	82,762
Jeffrey M. Krauss	5,974,751	76,592
Carl Muscari	5,974,478	76,865
H. Duane Wadsworth	5,974,701	76,642
Thomas R. Mika	5,972,607	78,736

The vote to ratify the appointment of Burr, Pilger & Mayer LLP as our Independent Registered Public Accounting Firm for the fiscal year ending March 31, 2009 was approved by stockholders as follows:

Total Votes
For	6,038,594
Against	7,459
Abstain	5290

Item 6.   Exhibits

Exhibit
Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEGAL CORPORATION (Registrant)

/s/ CHRISTINE HERGENROTHER Christine Hergenrother Chief Financial Officer
Dated: November 14 , 2008

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

Date: November 14, 2008                                                                                     /s/   Thomas R. Mika
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

Date: November 14, 2008                                                                                     /s/ Christine Hergenrother
Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Thomas R. Mika, President and Chief Executive Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Thomas R. Mika
Chief Executive Officer and President
November 14, 2008

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Christine Hergenrother, Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Christine Hergenrother
Chief Financial Officer
November 14, 2008