Form 10-Q
period 2009-02-12
TEGAL CORP /DE/
filed 2009-02-13
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q
________________

                                                    (Mark One)

                                                    [X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                        OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2008

or

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

As of February 12, 2009 there were 8,412,676 of the Registrant’s common stock outstanding.  The number of shares outstanding reflects a 1 to 12 reverse stock split effected by the Registrant on July 25, 2006.

TEGAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of December 31, 2008 and March 31, 2008	3
	Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2008 and December 31, 2007	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2008 and December 31, 2007	5

	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
	PART II. OTHER INFORMATION
Item 1A.	Risk Factors	15
Item 6.	Exhibits	17
Signatures		18

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	December 31,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$12,721	$19,271
Accounts receivable, net of allowances for sales returns and doubtful accounts of $204 and $191 at December 31, 2008 and March 31, 2008, respectively	6,233	6,758
Inventories, net	14,061	11,056
Prepaid expenses and other current assets	579	788
Total current assets	33,594	37,873
Property and equipment, net	1,171	1,213
Intangible assets, net	3,670	903
Other assets	72	90
Total assets	$38,507	$40,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease payable	$1	$14
Accounts payable	1,825	1,469
Accrued product warranty	837	1,770
Deferred revenue	254	252
Accrued expenses and other current liabilities	2,545	3,644
Total current liabilities	5,462	7,149

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 50,000,000 shares authorized; 8,412,676 and 7,242,736 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	84	72
Additional paid-in capital	128,275	123,567
Accumulated other comprehensive loss	(396)	(446)
Accumulated deficit	(94,918)	(90,263)
Total stockholders’ equity	33,045	32,930
Total liabilities and stockholders’ equity	$38,507	$40,079

See accompanying notes to condensed consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenue	$4,476	$10,145	$11,215	$25,543
Cost of revenue	3,113	5,725	6,504	15,262
Gross profit	1,363	4,420	4,711	10,281
Operating expenses:
Research and development expenses	1,142	810	3,423	2,645
Sales and marketing expenses	756	923	2,438	3,208
General and administrative expenses	880	938	3,681	3,589
Total operating expenses	2,778	2,671	9,542	9,442
Operating (loss) income	(1,415)	1,749	(4,831)	839
Other income (expense), net	50	1,085	176	2,049
(Loss) income before income tax expense (benefit)	(1,365)	2,834	(4,655)	2,888
Tax Expense	-	-	-	-
Net (loss) income	$(1,365)	$2,834	$(4,655)	$2,888

Net (loss) income per share:
Basic	$(0.19)	$0.40	$(0.61)	$0.41
Diluted	$(0.19)	$0.39	$(0.61)	$0.40
Weighted average shares used in per share computation:
Basic	7,368	7,148	7,569	7,120
Diluted	7,368	7,281	7,569	7,241

See accompanying notes to condensed consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands

	Nine Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net (Loss) Income	$(4,655)	$2,888
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	688	566
Stock compensation expense	701	757
Stock issued under stock purchase plan	19	22
Provision for doubtful accounts and sales returns allowances	13	(255)
Loss on disposal of property and equipment	16	144
Fair value of warrants and options issued for services rendered	--	33
Changes in operating assets and liabilities:
Accounts receivables	533	(3,297)
Inventories, net	(1,123)	(5,490)
Prepaid expenses and other assets	231	77
Accounts payable	365	(60)
Accrued expenses and other current liabilities	(1,114)	(144)
Accrued product warranty	(997)	896
Litigation suspense	--	(995)
Deferred revenue	2	38
Net cash used in operating activities	(5,321)	(4,820)
Cash flows used in investing activities:
Purchases of property and equipment	(330)	(378)
Net cash used in AMMS asset acquisition	(1,000)	--
Net cash used in investing activities:	(1,330)	(378)
Cash flows used in financing activities:
Payments on capital lease financing	(12)	(10)
Net cash used in financing activities	(12)	(10)
Effect of exchange rates on cash and cash equivalents	113	(772)
Net decrease in cash and cash equivalents	(6,550)	(5,980)
Cash and cash equivalents at beginning of period	19,271	25,776
Cash and cash equivalents at end of period	$12,721	$19,796

Supplemental disclosure of non-cash investing activities:
Shares issued in AMMS asset acquisition	$4,000	$-

See accompanying notes to condensed consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share data)

1.      Basis of Presentation:

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2008 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  The results of operations for the three and nine months ended December 31, 2008 are not necessarily indicative of results to be expected for the entire year.

Our consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We had net (loss) income of ($4,655) and $2,888 for the nine month periods ended December 31, 2008 and 2007, respectively. We used cash flows from operations of ($5,321) and ($4,820) for the periods ended December 31, 2008 and 2007, respectively.  In fiscal 2009, we financed our operations from existing cash on hand.  In fiscal 2008, we financed our operations from existing cash on hand and from the release of $14,705 from litigation suspense related to the settlement of the AMS litigation.  We believe that these proceeds, combined with continued cost containment, will be adequate to fund operations through the next twelve months.  However, projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments and accounts receivable. Substantially all of the Company’s liquid investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of December 31, 2008, one customer accounted for approximately 36% of the accounts receivable balance.  As of December 31, 2007 two customers accounted for approximately 81% of the accounts receivable balance.

During the quarter ended December 31, 2008, sales to suppliers of substrates and services in the integrated circuit and MEMS sensor markets and manufacturers of high brightness LEDs accounted for 67% of our total revenue.  During the quarter ended December 31, 2007 ST Microelectronics and Analog Devices, Inc accounted for 82% of total revenues.  During the nine months ended December 31, 2008, a leading supplier in the integrated circuit and MEMS sensor market, SVTC Tech. LLC and Diodes Fab Tech Inc, accounted for 47% of our total revenue.  During the nine months ended December 31, 2007 ST Microelectronics accounted for 71% of total revenues.

Intangible Assets

     Year to date acquisition–related intangibles include patents and trademarks that are amortized on a straight-line basis over periods ranging from 5 years to 15 years.  The Company performs an ongoing review of its identified intangible assets to determine if facts and circumstances exist that indicate the useful life is shorter than originally estimated or the carrying amount may not be recoverable.  If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flow associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Stock-Based Compensation

The Company has adopted several stock plans that provide for the issuance of equity instruments to the Company’s employees and non-employee directors. The Company’s plans include incentive and non-statutory stock options and restricted stock awards and restricted stock units (“RSUs”).  Stock options and RSUs generally vest ratably over a four-year period on the anniversary date of the grant, and stock options expire ten years after the grant date.  On occasion RSUs may vest on the achievement of specific performance targets.  The Company also has an employee stock purchase plan (an “ESPP”) that allows qualified employees to purchase Company shares at 85% of the lower of the common stock’s market value on specified dates.  The stock-based compensation for our ESPP was determined using the Black-Scholes option pricing model and the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment”, (“SFAS 123R”).

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method.

Total stock-based compensation expense related to stock options and RSUs for the nine months ended December 31, 2008 and 2007 was $701 and $757, respectively.  Total stock-based compensation expense related to stock options and RSUs for the three months ended December 31, 2008 and 2007 was $202 and $66, respectively.  The total compensation expense related to non-vested stock options and RSUs not yet recognized is $2,005.

The Company used the following valuation assumptions to estimate the fair value of options granted for the periods ended December 31, 2008 and 2007 respectively:

STOCK OPTIONS:	2008	2007
Expected life (years)	6.0	4.0
Volatility	68.3%	96.0%
Risk-free interest rate	2.49%	4.7%
Dividend yield	0%	0%

ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility.

ESPP:	2008	2007
Expected life (years)	0.5	0.5
Volatility	117%	58.0%
Risk-free interest rate	0.94%	4.7%
Dividend yield	0%	0%

During the three months ended December 31, 2008, there were 378,847 stock option awards granted.

Stock Options & Warrants

A summary of stock option and warrant activity during the quarter ended December 31, 2008 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Term (in Years)	Intrinsic Value
Beginning outstanding	2,266,912	$10.55
Granted
Price = market value	378,847	2.33
Total	378,847	2.33
Exercised	--	0.00
Cancelled
Forfeited	(16,693)	4.36
Expired	(13,712)	19.04
Total	(30,405)	10.98

Ending outstanding	2,615,354	$9.32	4.66	$-
Ending vested and expected to vest	2,540,451	$9.50	4.52	$-
Ending exercisable	1,896,225	$11.61	2.90	$-

The aggregate intrinsic value of stock options and warrants outstanding at December 31, 2008 is calculated as the difference, to the extent greater than zero, between the exercise price of the underlying options and the market price of our common stock as of December 31, 2008.

The following table summarizes information with respect to stock options and warrants outstanding as of December 31, 2008:

						Weighted Average
Range of		Number Outstanding	Weighted		Number Exercisable	Exercise Price
Exercise Prices		As of	Average Remaining	Weighted Average	As of	As of
		December 31, 2008	Term (in years)	Exercise Price	December 31, 2008	December 31, 2008
$2.20	$2.20	20,000	9.87	$2.20	--	$--
2.34	2.34	358,847	9.85	2.34	--	--
3.44	4.20	286,339	9.12	4.07	57,213	4.13
4.60	4.68	266,593	7.72	4.60	171,479	4.61
5.26	8.28	277,064	4.72	6.65	262,272	6.68
12.00	12.00	1,284,990	1.68	12.00	1,284,990	12.00
12.36	92.26	114,442	2.66	27.60	113,192	27.73
92.52	92.52	4,165	1.13	92.52	4,165	92.52
99.00	99.00	2,498	1.24	99.00	2,498	99.00
105.00	105.00	416	3.73	105.00	416	105.00

$2.20	$105.00	2,615,354	4.66	$9.32	1,896,225	$11.61

As of December 31, 2008, there was $1,497 of total unrecognized compensation cost related to outstanding options and warrants which is expected to be recognized over a period of 3.24 years.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the three months ended December 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, September 30,2008	282,675	$3.22
Awarded	-	$-
Released	(173,494)	$1.67
Forfeited	(7,411)	$4.60
Balance December 31,2008	101,770	$1.10

Unvested restricted stock at December 31, 2008

As of December 31, 2008 there was $508 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a period of 1.87 years.

2.      Inventories:

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required.  Any excess and obsolete provision is released only if and when the related inventory is sold or scrapped.  During the nine months ended December 31, 2008 and December 31, 2007, the Company sold or scrapped previously reserved inventory of $154 and $148, respectively.  The inventory provision balance at December 31, 2008 and December 31, 2007 was $3,541 and $3,760, respectively.

Inventories for the periods presented consisted of:

	December 31,	March 31,
	2008	2008
Raw materials	$6,139	$4,674
Work in progress	4,482	4,663
Finished goods and spares	3,440	1,719
	$14,061	$11,056

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

3.           Product Warranty:

The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized.  The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected.  Warranty activity for the three and nine months ended December 31, 2008 and 2007 is as follows:

	Warranty Activity for the		Warranty Activity for the
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Balance at the beginning of the period	$947	$1,435	$1,770	$1,101
Additional warranty accruals for warranties issued during the period	273	719	455	2,000
Warranty expense during the period	(383)	(201)	(1,388)	(1,148)
Balance at the end of the period	$837	$1,953	$837	$1,953

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

4.      Net (Loss) Income Per Common Share (EPS):

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

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net (loss) income applicable to common stockholders	$(1,365)	$2,834	$(4,655)	$2,888
Basic and diluted:
Weighted-average common shares outstanding	7,368	7,148	7,569	7,120
Plus diluted - common stock equivalents	--	133	--	121
Weighted-average common shares used in diluted net (loss) income per common share	7,368	7,281	7,569	7,241
Basic net (loss) income per common share	$(0.19)	$0.40	$(0.61)	$0.41
Diluted net (loss) income per common share	$(0.19)	$0.39	$(0.61)	$0.40

Outstanding options, warrants and RSUs of 2,717,124 and 2,587,953 shares of common stock at a weighted-average exercise price per share of $9.01 and $9.74 on December 31, 2008 and 2007 respectively, were not included in the computation of diluted net (loss) income per common share for the periods presented as a result of their anti-dilutive effect.  Such securities could potentially dilute earnings per share in future periods.

5.      Stock-Based Transactions:

Issuance of Warrants to Consultants

The Company issued no warrants to any party for the nine months ended December 31, 2008.  During the nine months ended December 31, 2007 the Company issued 7,500 warrants valued at $33 using the Black-Scholes model with an exercise price at the market value on the day of the grant and an average interest rate of 4.51%, a volatility rate of 115% and a 5 year life.  These warrants remain outstanding.

6.      Financial Instruments:

     We adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”) on April 1, 2008.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date.

   In determining fair value, we use various approaches, including market, income and/or cost approaches, and each of these approaches requires certain inputs. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions as compared to the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Level 1 primarily consists of financial instruments whose value is based on quoted market prices in active markets for identical assets or liabilities we have the ability to access.  This category also includes financial instruments that are valued using alternative approaches but for which the Company typically receives independent external valuation information including U.S. Treasuries, other U.S. Government and agency securities and certain cash instruments such as money market funds and certificates of deposit.

Level 2 includes financial instruments that are valued based on quoted prices of similar investments in active markets or similar or identical investments in markets that are not active or model based valuations for which all significant inputs and value drivers are observable directly or indirectly.  Financial instruments in this category include sovereign debt, certain corporate equities, corporate debt, certain U.S. agency and non-agency mortgage-backed securities and non-exchange-traded derivatives such as interest rate swaps.

        Level 3 is comprised of financial instruments whose fair value is based on inputs that are unobservable and significant to the overall fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

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

On September 24, 2008, the Company entered into a foreign exchange contract to sell Euros, which was used to hedge a sales transaction in which costs are denominated in U.S. dollars and the related revenues are generated in Euros.   The contract was valued using Level 1 inputs as defined by SFAS No. 157.  As of December 31, 2008 the Company concluded the foreign exchange contract for a net gain of $8.

7.      AMMS Asset Acquisition

On September 16, 2008, the Company acquired certain assets from Alcatel Micro Machining Systems (“AMMS”) and Alcatel Lucent (“Alcatel”, and together with AMMS, the “Sellers”), pursuant to an Asset Purchase Agreement dated September 2, 2008 between the Company and the Sellers.   In connection with the Acquisition, the Company also entered into an Intellectual Property Agreement dated September 16, 2008 between the Company, Alcatel and an affiliate of Alcatel.  The Asset Purchase Agreement and the Intellectual Property Agreement were acquired for an aggregate consideration of $5,000,000 comprised of $1,000,000 in cash and $4,000,000 in shares of the Company’s common stock. The 1,044,386 shares of common stock issued to the Seller was calculated by obtaining  the quotient of (a) $4,000,000 divided by (b) the average of the closing sales prices of the Company’s common stock as reported on the Nasdaq Capital Market on the five (5) consecutive trading days immediately preceding the closing date.

In connection with this acquisition, the Company obtained limited rights to use the AMMS trademark pursuant to a trademark license agreement and agreed to purchase certain equipment from an affiliate of the Sellers pursuant to a preferred supplier agreement.

The purchase price was allocated as follows:

Assets acquired:
Trademarks	$428
Patents	2,648
Total Intangible Assets	3,076

Fixed Assets	24
Inventory	1,900
Total Tangible Assets	1,924

Total Acquired Assets	$5,000

8.           Geographical Information

The Company operates in one segment for the manufacture, marketing and servicing of integrated circuit fabrication equipment.  In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (“SFAS 131”) the Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment, and are attributed to the geographic location in which they are located.  Net sales and long-lived assets by geographic region were as follows:

	Revenue for the		Revenue for the
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Sales to customers located in:
United States	$2,789	$3,315	$7,663	$4,431
Asia	245	6,003	962	9,397
Germany	576	733	751	2,116
Europe, excluding Germany	866	94	1,839	9,599
Total sales	$4,476	$10,145	$11,215	$25,543

	Long-lived Assets as of:
	December 31, 2008	March 31, 2008
Long-lived assets at period-end:
United States	$1,160	$1,195
Europe	11	18
Total long-lived assets	$1,171	$1,213

9.      Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  The Company began complying with SFAS 157 as of April 1, 2008 as follows:   Before September 26, 2008, the Company held no derivatives, commodity instruments or other financial instruments for trading purposes.  The only assets and liabilities valued using a fair value methodology were related to stock based compensation.  The Company has been using this valuation method since April 1, 2006 when it adopted the fair value recognition provisions of SFAS 123R.  On September 26, 2008, the Company became a party to a foreign exchange contract to sell Euros.   See Note 6 Financial Instruments.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company adopted SFAS 159 on April 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not previously been carried at fair value.

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

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement, - an amendment of ARB No. 51”, (“SFAS 160”) which changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning April 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company does not anticipate a material effect to the consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The statement requires disclosure about (a) why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company does not anticipate a material effect to the consolidated financial statements.

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

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). The new standard clarifies how SFAS 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impacts and disclosures of this standard, but does not expect SFAS 163 to have a material effect on the Company’s consolidated financial statements.

In June 2007, FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) that would require nonrefundable advance payments made by the Company for future research and development activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF Issue No. 07-3 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impacts and disclosures of this standard, but does not expect EITF Issue No. 07-3 to have a material impact on the Company’s consolidated financial statements.

In December 2007, FASB ratified the EITF consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”  (“EITF Issue 07-01”) that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e., parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements, analogy to such pronouncements if not within their scope, or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impacts and disclosures of this standard, but does not expect EITF Issue No. 07-1 to have a material impact on the Company’s consolidated financial statements in the current fiscal year.

In April 2008, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impacts and disclosures of  this standard, but does not expect FSP SFAS 142-3 to have a material impact on the Company’s consolidated financial statements.

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

Tegal Corporation, a Delaware corporation (“Tegal” or the “Company”), designs, manufactures, markets and services plasma etch and deposition systems that enable the production of integrated circuits (“ICs”), memory and related microelectronics devices used in portable computers, cell phones, PDAs and RFID applications; megapixel imaging chips used in digital and cell phone cameras; power amplifiers for portable handsets and wireless networking gear; and micro-electrical mechanical systems (“MEMS”) devices including accelerometers for automotive airbags, microfluidic control devices for ink-jet printers; and laboratory-on-a-chip medical test kits.  Etching and deposition constitute two of the principal IC and related device production process steps and each must be performed numerous times in the production of such devices.

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

Historically, growth in the semiconductor industry has been driven, in large part, by advances in semiconductor performance at a decreasing cost per function. Advanced semiconductor processing technologies increasingly allow semiconductor manufacturers to produce ICs with smaller features, thereby increasing processing speed and expanding device functionality and memory capacity. As ICs have become more complex, however, both the number and price of state of the art process tools required to manufacture ICs have increased significantly. As a result, the cost of semiconductor manufacturing equipment has become an increasingly large part of the total cost of producing advanced ICs.

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

In order to achieve our business strategy, we are focused on the following key elements:

Maintaining our Technology Leadership Position in New Materials Etch – We are a leading provider of etch process solutions for a set of new materials central to the production of an array of advanced semiconductor and nanotechnology devices in emerging markets.  Incorporation of these new materials is essential to achieving the higher device densities, lower power consumption and novel functions exhibited by the newest generation of cell phones, computer memories, fiber optic switches and remote sensors.  Currently, we are a leading supplier of etch solutions to makers of various advanced “non-volatile” memories, as well as to device makers incorporating compound metals and certain high-K dielectric materials into their devices.  Our new materials expertise also includes the etching of so-called “compound-semi” materials, such as gallium arsenide, gallium nitride and indium phosphide, widely used in telecom device production, as well as expanding use in growth markets such as mobile terminals, digital home appliances as well as enterprise applications, such as wireless local area networks. The advantages of compound semiconductor devices over traditional silicon devices include higher operating speeds, lower power consumption, reduced noise and distortion, higher operable temperature, light emitting and detecting properties, higher light emission efficiency and longer product life. In addition, we are known for our capability to etch certain noble metals, such as gold and platinum, as well as certain proprietary compound metals.  This capability is increasingly important in advanced memory development and in the production of Micro-Electrical Mechanical Systems (“MEMS”). We intend to maintain our leadership position in new materials etch through our own internal development efforts and through various joint development programs and production efforts with leading device manufacturers.

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

Introducing a New Product into Established Equipment Market - The continued development of our Nano Layer Deposition (“NLD”) technology represents our belief that we have a compelling solution to a critical process need in present day and future semiconductor device fabrication.  As device geometries continue to shrink, conventional chemical vapor deposition (“CVD”) process equipment is increasingly incapable of depositing thin conformal films in high aspect ratio trenches and vias.  In addition, there appear to be significant applications of our NLD technology in barrier films and high-K materials deposition.  Atomic Level Deposition (“ALD”) is one technology for satisfying this deposition requirement.  However, ALD has several shortcomings, including low throughput and limitations on film type and quality, which we believe our NLD technology overcomes.

Maintaining our Service Leadership Position --   Tegal has been consistently recognized by our customers for providing a high level of customer support, a fact that has been noted by our top ranking for eight of the last ten consecutive years in the annual survey conducted by VLSI Research, Inc.  We expect to maintain and build on this reputation as we seek new customers in both emerging and established markets.

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

We believe the following critical accounting policies are the most significant to the presentation of our consolidated financial statements:

Revenue Recognition

Each sale of our equipment is evaluated on an individual basis in regard to revenue recognition.  We have integrated in our evaluation the related interpretative guidance included in Topic 13 of the codification of staff accounting bulletins, and recognize the role of the consensus on Emerging Issues Task Force Issue No. 00-21, “Accouanting for Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”).  We first refer to EITF Issue 00-21 in order to determine if there is more than one unit of accounting and then we refer to Staff Accounting Bulletin (“SAB”) 104 for revenue recognition topics for the unit of accounting. We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectability is reasonably assured.

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

Accounting for Stock-Based Compensation

We have adopted several stock plans that provide for issuance of equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards and RSUs.  These equity awards generally vest ratably over a four-year period on the anniversary date of the grant, and stock options expire ten years after the grant date.  Certain restricted stock awards may vest on the achievement of specific performance targets.  We also have an ESPP that allows qualified employees to purchase Tegal shares at 85% of the fair market value on specified dates.

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”) using the modified prospective transition method.

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required.  As of December 31, 2008 one customer accounted for approximately 36% of the accounts receivable balance.  As of December 31, 2007 two customers accounted for approximately 81% of the accounts receivable balance.

The Company’s return policy is for spare parts and components only.  A right of return does not exist for systems. Customers are allowed to return spare parts if they are defective upon receipt. The potential returns are offset against gross revenue on a monthly basis.  Management reviews outstanding requests for returns on a quarterly basis to determine that the reserves are adequate.

Inventories

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required. Any excess and obsolete provision is released only if and when the related inventories is sold or scrapped.  The inventory provision balance at December 31, 2008 and March 31, 2008 was $3,541 and $3,760, respectively.  During the nine months ended December 31, 2008, and December 31, 2007, the reserve was reduced by $154 and $148, respectively when the Company sold or scrapped previously reserved inventory.

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

The carrying value of systems used for demonstrations or training is determined by assessing the cost of the components that are suitable for sale.  Any parts that may be rendered unsellable as a result of such use are removed from the system and are not included in finished goods inventory. The remaining saleable parts are valued at the lower of cost or market, representing the system’s net realizable value.   The depreciation period for systems that are transferred to fixed assets is determined based on the age of the system and its remaining useful life (typically five to eight years).

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

Results of Operations

The following table sets forth certain financial items as a percentage of revenue for the three and nine months ended December 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.6%	56.4%	58.0%	59.8%
Gross profit	30.4%	43.6%	42.0%	40.2%
Operating expenses:
Research and development	25.5%	8.0%	30.5%	10.4%
Sales and marketing	16.9%	9.1%	21.7%	12.6%
General and administrative	19.7%	9.2%	32.8%	14.1%
Total operating expenses	62.1%	26.3%	85.0%	37.1%
Operating income (loss)	(31.7%)	17.3%	(43.0%)	3.1%
Other income (expense), net	1.1%	10.7%	1.6%	7.9%
Income (loss) before income tax expense (benefit)	(30.6%)	28.0%	(41.4%)	11.0%
Net income (loss)	(30.6%)	28.0%	(41.4%)	11.0%

The following table sets forth certain financial items for the three and nine months ended December 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenue	$4,476	$10,145	$11,215	$25,543
Cost of revenue	3,113	5,725	6,504	15,262
Gross profit	1,363	4,420	4,711	10,281
Operating expenses:
Research and development expenses	1,142	810	3,423	2,645
Sales and marketing expenses	756	923	2,438	3,208
General and administrative expenses	880	938	3,681	3,589
Total operating expenses	2,778	2,671	9,542	9,442
Operating (loss) income	(1,415)	1,749	(4,831)	839
Other income (expense), net	50	1,085	176	2,049
(Loss) income before income tax expense (benefit)	(1,365)	2,834	(4,655)	2,888
Tax Expense	-	-	-	-
Net (loss) income	$(1,365)	$2,834	$(4,655)	$2,888

Net (loss) income per share:
Basic	$(0.19)	$0.40	$(0.61)	$0.41
Diluted	$(0.19)	$0.39	$(0.61)	$0.40
Weighted average shares used in per share computation:
Basic	7,368	7,148	7,569	7,120
Diluted	7,368	7,281	7,569	7,241

Revenue

Revenue of $4,476 for the three months ended December 31, 2008 decreased by $5,669 from revenue of $10,145 for the three months ended December 31, 2007.  Revenue for the three months ended December 31, 2008 was mainly from the sale of one new DRIE (Deep Reactive Ion Etch) system, one new 900 series system, and one used DRIE system.  Revenue for the three months ended December 31, 2007 resulted principally from the sale of two new advanced series systems, two new 900 series systems and one new Endeavor system ..

Revenue of $11,215 for the nine months ended December 31, 2008 decreased by $14,328 from revenue of $25,543 for the nine months ended December 31, 2007.  Revenue for the nine months ended December 31, 2008 resulted from the sale of two new systems (one DRIE and one 900 series) and three used systems (one Advanced Etch, one Endeavor, one DRIE).  Revenue for the nine months ended December 31, 2007 resulted principally from the sale of six new advanced series systems and three new 900 series systems, as well as one new Endeavor system and one used Endeavor system.

International sales as a percentage of total revenue for the three and nine months ended December 31, 2008 was approximately 38% and 32% respectively.  International sales as a percentage of revenue for the three and nine months ended December 31, 2007 was approximately 67% and 83%, respectively.  The decrease in international sales as a percentage of revenue can be attributed to fewer systems sold.  The Company typically sells more systems in international markets.  Despite this decrease we believe that international sales will continue to represent a significant portion of our revenue.

Gross profit

Gross profit of $1,363 for the three months ended December 31, 2008 decreased by $3,057 from gross profit of $4,420 for the three months ended December 31, 2007, representing a 69% decrease.  The decrease in gross profit was attributable to fewer systems sold.  Our gross profit margin for the three months ended December 31, 2008 was 30% compared to 44% for the same period last year.   The principle reason for the decreased margin was increased costs associated with the introduction and integration of the new DRIE systems acquired from AMMS into our manufacturing structure.

Gross profit of $4,711 for the nine months ended December 31, 2008 decreased by $5,570 from the gross profit of $10,281 for the nine months ended December 31, 2007, representing a 54% decrease.  The decrease in gross profit was attributable to fewer systems sold.  While our gross profit declined, our gross profit margin for the nine months ended December 31, 2008 was 42% compared to 40% for the same period last year.  The principle reason for the increased margin was the specific mix of sales from different products.

Future gross profit and gross margin are highly dependent on the level and product mix included in net revenues. This includes the mix of sales between lower and higher margin products.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.

Research and Development

 Research and development (R&D) expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. The spending increase of $332 for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 resulted primarily from an increase of R&D project material costs. The spending increase of $778 for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007 resulted primarily from increase of legal cost for patent maintenance and reimbursement for non-recurring engineering work  during the first quarter of fiscal 2008.  There have not been any engineering reimbursements in fiscal 2009.

Sales and Marketing

 Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. The decrease of $167 and $770 in sales and marketing spending for the three and nine months ended December 31, 2008, respectively, as compared to the same periods in 2007 was primarily due to the decrease of sales commission for systems over the same period last year combined with decreased spending on travel expenses and payroll costs.

General and Administrative

General and administrative expenses consist primarily of compensation for general management, accounting and finance, human resources, information systems and investor relations functions and for legal, consulting and accounting fees of the Company.  The decrease of $58 in spending for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 was primarily due to decreases in consulting/outside service fees offset by an increase in legal expenses.  The increase of $92 in spending for the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007 was primarily due to increases in legal fees related to the purchase of the AMMS assets.

Other income, net

 Other income, net consists of interest income, other income, gains and losses on foreign exchange and gain and losses on the disposal of fixed assets.  For the three months ended December 31, 2008 over the three months ended December 31, 2007, other income (expense), net decreased by $1,035 primarily due to decreased interest income and the closing of the Japanese subsidiary.  Other income (expense), net decreased by $1,873 in the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. The decrease is primarily related to the change in other income, resulting from recording $682 from the recognition of foreign exchange differences between current and historical valuations of investment as a result of the dissolution of our Japan subsidiary and a $278 gain related to the AMS settlement in the prior year period.  In the same nine months ended December 31, 2008 , interest income decreased by of $504 compared to the same period in the prior year due to lower cash balances held at lower interest rates.  The change in the value of the Euro compared to the U.S. dollar also contributed to the decrease.

Contractual Obligation

The following summarizes our contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Non-cancelable capital lease obligations	$1	$1	$-	$-	$-
Non-cancelable operating lease obligations	1,012	613	362	37	-
Total contractual cash obligations	$1,013	$614	$362	$37	$-

Certain of our sales contracts include provisions under which customers would be indemnified by us in the event of, among other things, a third party claim against the customer for intellectual property rights infringement related to our products. There are no limitations on the maximum potential future payments under these guarantees. We have accrued no amounts in relation to these provisions as no such claims have been made and we believe we have valid, enforceable rights to the intellectual property embedded in its products.

Liquidity and Capital Resources

For the nine months ended December 31, 2008, we financed our operations from existing cash on hand..  In fiscal 2008 we financed our operations from existing cash on hand and from the release of the net $14,705 from litigation suspense related to the settlement of the AMS litigation.  We received $19,500 representing the gross cash proceeds from the settlement of the AMS  litigation.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We had net (loss) income of ($4,655) and $2,888 for the nine months ended December 31, 2008 and 2007, respectively. We had net (loss) income of ($1,365) and $2,834 for the three months ended December 31, 2008 and 2007, respectively. We used cash from operations of ($5,321) and ($4,820) for the nine months ended December 31, 2008 and 2007, respectively.  We believe that the outstanding cash balances, combined with projected sales and continued cost containment will be adequate to fund operations through the next twelve months.  However, projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our cash equivalents are principally comprised of money market accounts.  As of December 31, 2008, we had cash and cash equivalents of $12,721.  Our exposure to foreign currency fluctuations is primarily related to inventories held in Europe, which are denominated in the Euro. Changes in the exchange rate between the Euro and the U.S. dollar could adversely affect our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be sold into international markets. We concluded a forward foreign exchange contract to manage possible short-term exposures to changing foreign exchange rates on December 30, 2008.   For the quarter ended December 31, 2008, fluctuations of the U.S. dollar in relation to the Euro were immaterial to our financial statements.  These fluctuations primarily affect cost of goods sold as it relates to varying levels of inventory held in Europe and denominated in the Euro.

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

  As of the period covered by this quarterly report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Internal Controls for Financial Reporting

  Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls for financial reporting are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with U.S. GAAP.

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

We had net income (loss) of $18,104, ($13,213) and ($8,880) for the years ended March 31, 2008, 2007 and 2006, respectively.  We generated (used) cash flows from operations of ($5,057), $12,772, and ($11,576) in these respective years.  For the three and nine months ended December 31, 2008, we had a net loss of ($1,365) and ($4,655), respectively. We believe that our outstanding balances, combined with continued cost containment will be adequate to fund operations through fiscal year 2009. Our business is dependent upon the sales of our capital equipment, and projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.

The semiconductor industry is cyclical and may experience periodic downturns that may negatively affect customer demand for our products and result in losses such as those experienced in the past.

Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for ICs. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, including the downturn we are currently experiencing, which often have had a detrimental effect on the semiconductor industry’s demand for semiconductor capital equipment, including etch and deposition systems manufactured by us. In response to the current prolonged industry slowdown, we have initiated a substantial cost containment program and completed a corporate-wide restructuring to preserve our cash. However, the need for continued investment in research and development, possible capital equipment requirements and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to the current and any future downturns.  As a result, we may continue to experience operating losses such as those we have experienced in the past, which could materially adversely affect us.

We are exposed to risks associated with the ongoing financial crisis and weakening global economy.

The recent severe tightening of the credit markets, turmoil in the financial markets and weakening global economy are contributing to slowdowns in the industries in which we operate, which slowdowns are expected to worsen if these economic conditions are prolonged or deteriorate further.  The markets for ICs depend largely on consumer spending.  Economic uncertainty exacerbates negative trends in consumer spending and may cause our customers to push out, cancel or refrain from placing equipment or service orders, which may reduce our revenue.  Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing, resulting in lower Tegal sales.  These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays for our products.  Further, these conditions and the uncertainty about future economic conditions make it challenging for us to forecast operating results, make business decisions and identify the risks that may affect our business, financial condition and results of operations.  If we are not able to timely and appropriately adapt to changes resulting from the difficult economic environment, our business, financial condition or results of operations may be materially and adversely affected.

Our customers are concentrated and therefore the loss of a significant customer may harm our business.

The composition of our top five customers changes from year to year, but net system sales to our top five customers in fiscal 2008 and 2007 accounted for 87.2% and 77.8% respectively, of our total net system sales.  ST Microelectronics accounted for 57.8% of our total revenue in fiscal 2008.  ST Microelectronics and International Rectifier accounted for 43.1% and 13.4%, respectively, of our total revenue in fiscal 2007.  During the nine months ended December 31, 2008,  suppliers and or manufacturers in the integrated circuit, MEMS sensor and high brightness LED markets,  SVTC Tech, LLC and Diodes Fab Tech, Inc. accounted for 18%, 17% and 12% respectively, of our total revenue.  During the nine months ended December 31, 2007, ST Microelectronics accounted for 71% of total revenues.  Other than these customers, no single customer represented more than 10% of our total revenue in fiscal 2008 or the three or nine months ended December 31, 2008.   Although the composition of the group comprising our largest customers may vary from year to year, and quarter to quarter, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, would have a material adverse effect on us.

Our competitors have greater financial resources and greater name recognition than we do and therefore may compete more successfully in the semiconductor capital equipment industry than we can.

We believe that to be competitive, we will require significant financial resources in order to offer a broad range of systems, to maintain customer service and support centers worldwide and to invest in research and development. Many of our existing and potential competitors, including Aviza Technology, Inc., OC Oerlikon Corporation AG, Ulvac Japan, Ltd., Canon Anelva Technix Corporation, Applied Materials, Inc., Lam Research Corporation, Novellus, and Tokyo Electron Limited, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation etch, deposition and other production equipment and broader process equipment offerings, as well as greater name recognition than we do. We cannot assure you that we will be able to compete successfully against these companies in the United States or worldwide.

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

We have designed our advanced etch and deposition products for customer applications in emerging new films, polysilicon and metal which we believe to be the leading edge of critical applications for the production of advanced semiconductor and other microelectronic devices. Revenue from the sale of our advanced etch and deposition systems accounted for 61% and 57% of total revenue in fiscal 2008 and 2007, respectively. Our advanced systems are currently being used primarily for research and development activities or low volume production. For our advanced systems to achieve full market adoption, our customers must utilize these systems for volume production. We cannot assure you that the market for devices incorporating emerging films, polysilicon or metal will develop as quickly or to the degree we expect.  If our advanced systems do not achieve significant sales or volume production due to a lack of full customer adoption, we will be materially adversely affected.

We face risks associated with acquisitions, divestitures and other transactions.

  We face risks associated with acquisitions, divestitures and other transactions.   We have made, and may in the future make, acquisitions of or significant investments in businesses with complementary products, services and/or technologies. Acquisitions, including the recently completed acquisition of DRIE (Deep Reactive Ion Etch) and PECVD (Plasma-Enhanced Chemical Vapor Deposition) products and related intellectual property from AMMS, involve numerous risks, including, but not limited to:

•	Difficulties in integrating the operations, technologies, products and personnel of acquired companies;

•	Lack of synergies or the inability to realize expected synergies and cost savings;

•	Revenue and expense levels of acquired entities differing from those anticipated at the time of the acquisitions;

•	Difficulties in managing geographically dispersed operations;

•	The potential loss of key employees, customers and strategic partners of acquired companies;

•	Claims by terminated employees, shareholders of acquired companies or other third parties related to the transaction;

•	The issuance of dilutive securities, assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;

•	Diversion of management’s attention from normal daily operations of the business; and

•	The impairment of acquired intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies.

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

International sales accounted for 72%, and 67% of total revenue for fiscal 2008 and 2007, respectively. For the three and nine months ended December 31, 2008, international sales accounted for 38% and 32% of total revenue, respectively.  International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. We cannot assure you that any of these factors will not have a detrimental effect on our operations, financial results and cash flows.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission (“SEC”) regulations and Nasdaq rules are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have invested resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be materially adversely affected.

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

As of December 31, 2008, there were 8,412,676 shares of our common stock issued and outstanding, 3,323,908 shares of our common stock reserved for issuance of shares issuable upon exercise of outstanding warrants, and shares underlying equity awards created or available for grant under our equity incentive plans, and shares available under our stock purchase plan.

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

Materials delays have not been significant in recent years. Nevertheless, we procure certain components and subassemblies included in our systems from a limited group of suppliers, and occasionally from a single source supplier. Such components and subassemblies include robots, electrostatic chucks, power supplies and flow control devices.  Disruption or termination of certain of these sources could have an adverse effect on our operations and damage our relationship with our customers.

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
Date: February 13, 2009

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

Date: February 13, 2009
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

Date: February 13, 2009
/s/ Christine Hergenrother
Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the quarter ended December 31, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Thomas R. Mika, President and Chief Executive Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Thomas R. Mika
Chief Executive Officer and President
February 13, 2009

EXHIBIT 32

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the quarter ended December  31,, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Christine Hergenrother, Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Christine Hergenrother
Chief Financial Officer
February 13, 2009