Form 10-K
TEGAL CORP /DE/
filed 2009-06-26
CIK 931059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
                (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2009

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
                        Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                        Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

            Large accelerated filer ☐                                                                                                                                                            Accelerated filer ☐
            Non-accelerated filer ☐ (Do not check if a smaller reporting company)                                                                                                                                                    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.
                        Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the common stock on March 31, 2009 as reported on the NASDAQ Capital Market, was $9,253,944. As of June 25, 2009, 8,412,676 shares of the registrant’s common stock were outstanding.

        The number of shares outstanding reflects a 1-for-12 reverse stock split effected by the Registrant on July 25, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this Form 10-K will be incorporated by reference from the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the registrant’s fiscal year.

PART I

Item 1.  Business

Information contained or incorporated by reference in this report contains forward-looking statements.  These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology which constitutes projected financial information.  These forward-looking statements are subject to risks, uncertainties and assumptions about Tegal Corporation including, but not limited to, industry conditions, economic conditions, acceptance of new technologies and market acceptance of Tegal Corporation’s  products and service.  For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Part Item 1A—Risk Factors” and the “Liquidity and Capital Resources” section set forth in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 18 and such other risks and uncertainties as set forth below in this report or detailed in our other SEC reports and filings. We assume no obligation to update forward-looking statements.

All dollar amounts are in thousands unless specified otherwise.

The Company

Tegal Corporation, a Delaware corporation (“Tegal” or the “Company”), designs, manufactures, markets and services plasma etch and deposition systems that enable the production of micro-electrical mechanical systems (“MEMS”), power integrated circuits (“ICs”) and optoelectronic devices found in products like smart phones, networking gear, solid-state lighting, and digital imaging.  The Company’s plasma etch and deposition tools enable sophisticated manufacturing techniques, such as 3-D interconnect structures formed by intricate silicon etch, also known as Deep Reactive Ion Etching (“DRIE”). Etching and deposition constitute two of the principal device production process steps and each must be performed numerous times in the production of such devices.

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

On May 28, 2004, we purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”).  FDSI, a privately held development stage company, was founded in 1999 as a spin-off of SFI.  FDSI had developed a high-throughput, low cost-of-ownership physical vapor deposition (“PVD”) system with highly differentiated technology for leading edge memory and logic device production on 200 and 300 millimeter wafers.   We have canceled further internal development of products based on this technology, and have fully written off the value of the acquired technology and associated  intellectual property.

On September 16, 2008, the Company acquired certain assets from Alcatel Micro Machining Systems (“AMMS”) and Alcatel Lucent.  With this acquisition, we entered the Deep Reactive Ion Etch (“DRIE”) market.  DRIE is a highly anisotropic etch process used to create deep, steep-sided holes and trenches in wafers, with aspect ratios of 20:1 or more.  DRIE was developed for micro-electro-mechanical systems (MEMS), which require these features, but is also used to excavate trenches for high-density capacitors for DRAM and more recently for creating through wafer via's (“TSVs”) in advanced 3-D wafer level packaging technology. The acquisition was designed to enable us to pursue the high-growth markets in MEMS and certain segments of integrated semiconductor device manufacturing and packaging.  Current end-markets include production of a variety of MEMS and power devices, memory stacking (flash and DRAM), logic, RF-SiP, and CMOS image sensors.

Semiconductor Industry Background

Over the past thirty years, the semiconductor industry has experienced significant growth. This growth has resulted from the increasing demand for ICs from traditional IC markets, such as personal computers, telecommunications, consumer electronics, automotive electronics and office equipment, as well as developing markets, such as wireless communications, multimedia and portable and network computing. As a result of this increased demand, semiconductor device manufacturers have periodically expended significant amounts of capital to build new semiconductor fabrication facilities (“fabs”) and to expand existing fabs.  More recently, growth has slowed, and the industry is maturing as the cost of building new wafer fabs has increased dramatically.  Similarly, the rate of semiconductor sales growth has slowed as the industry feels the effects of the current economic environment and the average selling prices of chips continue to decline.  The industry faces a period of uncertainty with a steep decline in consumer confidence and caution in the enterprise segment. There is growing pressure on semiconductor device manufacturers to reduce manufacturing costs while increasing the value of their products.  The semiconductor industry has also been historically cyclical, with periods of rapid expansion followed by periods of over-capacity.  Currently, the industry is experiencing a severe down-turn, heightened by tighter credit markets and the negative economic environment.  These circumstances have caused customers to delay or reconsider expenditures on capital equipment.

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

During the global financial crisis, the demand for most types of semiconductor devices has declined as purchasing of consumer electronics, automobiles, cell phones, wireless devices and other products has fallen.  As a result, semiconductor and other electronic device manufactures have dramatically cut spending on new fabs, and have idled or sold off much of their existing equipment.  As reported by industry trade groups, fab construction projects have declined quarterly since 2008 and, on a year-over-year basis, are expected to fall by 56% in 2009. At less than $2 billion, fab construction spending in 2009 will be at the lowest level in the past ten years. Spending on equipping facilities (research and development {“R&D”}, pilot and volume fabs) is expected to decline by 50% in 2009.   The lack of capital spending has had an immediate and direct effect on virtually all providers of capital equipment for the industry, including Tegal.

Business Strategy

Our business objective is to utilize the technologies that we have developed internally or acquired externally in order to increase our market share in process equipment for MEMS and power device fabrication, advanced 3-D packaging, and certain areas of semiconductor manufacturing, including compound semiconductors and light emitting diodes (“LEDs”).  In the recent past, we focused on competing with more established competitors by being “designed-in” to the advanced device fabrication plans of our customers.  We have done so primarily by engaging in research and development activities on behalf of our customers that our more established competitors were unwilling or unable to perform, including several applications of our technology in certain types of new, non-volatile memory devices intended as replacements for flash memory, such as MRAM, RRAM and FeRAM.  Many of these advanced new memory devices promised substantial returns as consumer demand for certain functions grew and new markets were created. However, the timing of the emergence of such demand was highly uncertain and, as of today, these markets have not developed as expected.

In September 2008 we took the step of acquiring the products lines of AMMS and the related intellectual property of Alcatel, in order to pursue more fully the smaller, but higher-growth markets of MEMS and 3-D packaging.  Our acquisition of these products served two purposes: 1) to increase revenues, as demand for our etch and deposition systems in more traditional semiconductor markets fell dramatically with the collapse of semiconductor capital spending; and 2) to enable us to focus our various technologies on specific applications that served the common markets of MEMS and 3-D device manufacturing and packaging.

At the present time, we are continuing our transition of the Company’s involvement in specialized aspects of traditional semiconductor markets to the faster-growth but smaller markets for MEMS, power devices and specialized compound semiconductors. However, given the severe economic downturn generally, and in the semiconductor capital equipment industry in particular, achieving wins with customers in these markets has been extremely challenging for us.

In order to achieve our business strategy, we are focused on the following key elements:

Establishing Market Leadership in Silicon and Dielectric Deep Reactive Ion Etching (“DRIE”) – With our acquisition of the AMMS DRIE product lines, we are focused on supplying DRIE equipment to the growing markets in 3-D microelectronics fabrication for applications like MEMS, power ICs and optoelectronic devices.  DRIE for MEMS and for complex 3-D interconnects using TSVs, is a key manufacturing challenge for our customers.  Our DRIE systems address these crucial processes with value-driven solutions.  Our advanced silicon and dielectric DRIE technologies produce superior process results in high-productivity platforms to meet the growing needs of the MEMS and packaging markets.  Tegal intends to continue the development of the AMMS DRIE product lines, including the integration of AMMS process modules onto our standard wafer processing platforms, by completing the productization of 300mm DRIE process chambers, and by assuming full responsibility for joint development programs with key DRIE customers, research and academic institutions, and industry consortia.

Maintaining our Focus in New Materials Etch – We are a leading provider of etch process solutions for a set of new materials central to the production of an array of advanced semiconductor and nanotechnology devices in emerging markets.  Incorporation of these new materials is essential to achieving the higher device densities, lower power consumption and novel functions exhibited by the newest generation of cell phones, computer memories, fiber optic switches and remote sensors.  Currently, we supply etch solutions to makers of various advanced “non-volatile” memories, as well as to device makers incorporating compound metals and certain high-K dielectric materials into their devices.  Our new materials expertise also includes the etching of so-called “compound-semi” materials, such as gallium arsenide, gallium nitride and indium phosphide, used in telecom device production, as well as expanding use in growth markets such as mobile terminals, digital home appliances and enterprise applications, such as wireless local area networks. The advantages of compound semiconductor devices over traditional silicon devices include higher operating speeds, lower power consumption, reduced noise and distortion, higher operable temperature, light emitting and detecting properties, higher light emission efficiency and longer product life. In addition, we are known for our capability to etch certain noble metals, such as gold and platinum, as well as certain proprietary compound metals.  We believe this capability is increasingly important in advanced memory development and in the production of MEMS. We intend to maintain our focus in new materials etch through our own internal development efforts and through various joint development programs and production efforts with leading device manufacturers.

Strengthening our Position in Deposition Process Equipment – Our deposition tools that incorporate “sputter-up” technology enable the production of highly-oriented, thin piezoelectric films composed of aluminum nitride.  Such films are incorporated into high frequency filters called Bulk Acoustic Wave (“BAW”) and Film Bulk Acoustic Resonators (“FBARs”) used in cellular telephone and wireless communications.   In addition, our PVD products are well-suited for applications within so-called “back-end” semiconductor manufacturing processes, including backside metallization of ultra-thin wafers and underbump metal processes.  These processes are important to power devices, as well as certain advanced, wafer-level packaging schemes, which are increasingly being used for high-pin-count logic and memory devices.

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

Leveraging our Service Leadership Position --   Tegal has been consistently recognized by our customers for providing a high level of customer support, a fact that has been noted by our top ranking for eight of the last ten consecutive years in the annual survey conducted by VLSI Research, Inc.  We expect to maintain and build on this reputation as we seek new customers in both emerging and established markets.

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

Tegal DRIE  Etch Products

We have a broad line of silicon and dielectric DRIE etching systems used for process development activities and for the production fabrication of various kinds of MEMS and Semiconductor devices.  The main application markets for our DRIE products are the telecommunication, automotive, aerospace, computer peripheral, biomedical industries and semiconductor markets, including power devices and wafer level packaging applications.

We offer these DRIE products:
•	Tegal DRIE 80
•	Tegal DRIE 110
•	Tegal DRIE 200
•	Tegal DRIE 3200
•	Tegal DRIE 4200

   Our DRIE products are either single chamber (Tegal DRIE 80, 110, 200) or cluster tool (Tegal DRIE 3200, 4200) systems featuring high density inductively coupled plasma etch reactors with magnetic plasma confinement. Our tools can run Tegal’s patented SHARP–Super High Aspect Ratio Process, achieving etched feature aspect ratios of > 100:1 in production environments.  Together with their high reliability, broad process windows, and high etch rates, our DRIE products are critical enablers for etching silicon and dialectic materials found in the Power Device, MEMS/MOEMS, photovoltaic, bio-tech, and hi-voltage markets.  We believe our DRIE systems address crucial processes in these markets, and that our focus on specific technology challenges in these markets, and our focus supplying robust, reliable DRIE systems that provide an easy transition from R&D to pilot line to volume production, .will help our customers overcome the technical and productivity challenges  they encounter in the laboratory and on the production floor.

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

Endeavor™  PVDProducts

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

AMS™ PVD Products

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

Customers

The composition of our top five customers changes from year to year, but net system sales to our top five customers in fiscal 2009, 2008, and 2007 accounted for 89.2%, 87.2%, and 77.8%, respectively, of our total net system sales.  A leading supplier in the integrated circuit and MEMS sensor market, SVTC Tech, LLC, and Diodes Fab Tech Inc. accounted for 15.7%, 15.3% and 13.9%, respectively, of our total revenue in fiscal 2009.  ST Microelectronics accounted for 57.8% of our total revenue in fiscal 2008.  ST Microelectronics and International Rectifier accounted for 43.1% and 13.4% respectively, of our total revenue in fiscal 2007.  Other than these customers, no single customer represented more than 10% of our total revenue in fiscal 2009, 2008, and 2007.  Although the composition of the group comprising our largest customers may vary from year to year, and quarter to quarter, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, would have a material adverse effect on us.

We schedule production of our systems based upon order backlog and customer commitments. We include in our backlog only orders for which written purchase orders have been accepted and shipment dates within the next 12 months have been assigned. As of March 31, 2009 and 2008, our order backlog was $1,580 and $250, respectively. Booked system orders are subject to cancellation by the customer, but with substantial penalties except in the case of orders for evaluation systems or for systems that have not yet incurred production costs. Orders may be subject to rescheduling with limited or no penalty. Some orders are received for systems to be shipped in the same quarter as the order is received. As a result, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Marketing, Sales and Service

We sell our systems worldwide through a network of five direct sales personnel and eight independent sales representatives in sales offices located throughout the world. In the United States, we market our systems through direct sales personnel located in two regional sales offices located in San Jose, California and Petaluma, California. In addition, we provide field service and applications engineers through our regional locations and our Petaluma headquarters in order to ensure dedicated technical and field process support throughout the United States on short notice.

We maintain direct sales, service and process support capabilities in the United States and Germany as well as through third-party representatives in Japan, Korea, China, Taiwan and Singapore. In addition to these international direct sales and support organizations, we also market our systems through independent sales representatives in Israel and India.

International sales, which consist of export sales from the United States either directly to the end user or to one of our foreign subsidiaries, accounted for approximately 28%, 72%, and 67%, of total revenue for fiscal 2009, 2008, and 2007, respectively.  The decrease in international sales as a percentage of revenue can be attributed to fewer systems sold.  The Company typically sells more systems in international markets.  Despite this decrease we believe that international sales will continue to represent a significant portion of our revenue.

Revenues by region for each of the last three fiscal years were as follows:

	Years Ended March 31,
	2009	2008	2007
United States	$9,359	$9,262	$7,398
Asia	1,046	10,775	9,050
Germany	791	2,879	3,115
Europe, excluding Germany	1,874	10,009	2,700
Total sales	$13,070	$32,925	$22,263

We generally sell our systems on 30-to-60 day credit terms to our domestic and European customers. Customers in Asia, other than Japan, are generally required to deliver a letter of credit payable in U.S. dollars no later than the system shipment date. Sales to other international customers, including Japan, are billed either in local currency or U.S. dollars. We anticipate that international sales will continue to account for a significant portion of revenue in the foreseeable future.

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

Research and Development

The market for semiconductor capital equipment is characterized by rapid technological change. We believe that continued and timely development of new systems and enhancements to existing systems is necessary for us to maintain our competitive position. Accordingly, we have devoted a significant portion of our personnel and financial resources to research and development programs and seek to maintain close relationships with our customers in order to be responsive to their system needs.

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

As of March 31, 2009, we had 17 full-time employees dedicated to equipment design engineering, process support and research and development. Research and development expenses for fiscal 2009, 2008, and 2007 were $5,210, $3,705, and $4,646, respectively, and represented 39.9%, 11.3%, and 20.9% of total revenue, respectively. Such expenditures were primarily used for the development of new processes, continued enhancement and customization of existing systems, processing customer samples in our demonstration labs and providing process engineering support at customer sites.

Manufacturing

Both our etch and deposition systems are produced at our manufacturing facility in Petaluma, California. Our manufacturing activities consist of assembling and testing components and sub-assemblies, which are then integrated into finished systems. We have structured our production facilities to be driven either by orders or by forecasts and have adopted a modular system architecture to increase assembly efficiency and design flexibility. We have also implemented “just-in-time” manufacturing techniques in our assembly processes. Through the use of such techniques, 900 series system manufacturing cycle times take approximately 14 days, cycle times for our Endeavor systems and our 6500 series products take 2 to 3 months.  Our new DRIE systems are manufactured primarily in Annecy France.  As this new product line becomes more integrated into our processes, primary manufacturing will move to our Petaluma facility.  DRIE systems manufacturing cycle times are currently 3 to 4 months.

Competition

The semiconductor capital equipment industry is highly competitive. Our principal competitors are Sumitomo Precision Products / Surface Technology Systems, Aviza Technology, Inc., OC Oerlikon Corporation AG, Plasma-Therm LLC, Ulvac Japan, Ltd., and Canon Anelva Technix Corporation, as well as Applied Materials, Inc., Lam Research Corporation, Novellus, Tokyo Electron Limited, Oxford Instruments, and NEXX Systems.  We believe that the principal competitive factor in the critical segments of the equipment industry is technical performance of the system, followed closely by the existence of customer relationships, the system price, the ability to provide service and technical support on a global basis and other related cost factors. We believe that the principal competitive factor in the non-critical segments of the equipment industry is system price, followed closely by the technical performance of the system, the existence of established customer relationships, the ability to provide service and technical support on a global basis and other related cost factors.

Intellectual Property

  We hold an exclusive license or ownership of approximately 80 U.S. patents, including both deposition and etch products, and approximately 22 corresponding foreign patents covering various aspects of our systems. We have also applied for approximately 17 additional U.S. patents and approximately 25 additional foreign patents. Of these patents, two expire as early as 2009, others expire as late as 2024 with the average expiration occurring in approximately 2020. We believe that the duration of such patents generally exceeds the life cycles of the technologies disclosed and claimed therein. Such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. We believe that although the patents we have exclusively licensed or hold directly will be of value, they will not determine our success, which depends principally upon our engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our systems, processes and manufacturing techniques. In addition, other companies and inventors may receive patents that contain claims applicable to our systems and processes. The sale of our systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. We also rely on trade secrets and other proprietary technology that we seek to protect, in part, through confidentiality agreements with employees, vendors, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by others.

DRIE systems

The original version of the system software for our DRIE series systems was developed by AMMS.  The enhanced version of this software has undergone multiple releases of the original software, and such enhancements were also developed by AMMS.  No other party has any right to use our current release of the system software.  However, we cannot make any assurances that this software will not be illegally copied or reverse-engineered by either customers or third parties.

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

Employees

As of March 31, 2009 we had a total of 62 regular employees, 2 part-time contract personnel and no full-time contract personnel. Of our regular employees, 17 are in engineering, and research and development, 11 are in manufacturing and operations, 21 are in marketing, sales and customer service and support and 13 are in executive and administrative positions. Many of our employees are highly skilled, and our success will depend in part upon our ability to attract, retain and develop such employees. Skilled employees, especially employees with extensive technological backgrounds, remain in demand. There can be no assurance we will be able to attract or retain the skilled employees that may be necessary to continue our research and development, manufacturing or marketing programs. The loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on us.

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

We had net (loss) income of ($7,902), $18,104, and ($13,213) for the years ended March 31, 2009, 2008, and 2007, respectively.  We (used) generated cash flows from operations of ($5,541), ($5,057), and $12,772 in these respective years.  Although we believe that our outstanding cash balances, combined with continued cost containment will be adequate to fund operations through fiscal year 2010, we believe there is substantial doubt as to our ability to continue as a going concern if there is not significant improvement in the semiconductor capital equipment industry that has been dramatically impacted by the global economic recession. Our long-term viability of our operations is dependent upon our ability to generate sufficient cash to support our operating needs, fulfill business objectives and fund continued investment in technology and product development without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future.   More specifically, our business is dependent upon the sales of our capital equipment, and projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we would need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities in order to continue our business.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.

In consideration of these circumstances, we have engaged Cowen & Co., LLC to assist us in evaluating strategic alternatives for the Company, which may include a merger with or into another company, a sale of all or substantially all of our assets and the liquidation or dissolution of the company, including through a bankruptcy proceeding.   We cannot assure you that we will be successful in pursuing any of these strategic alternatives.  If we were to liquidate or dissolve the company through or outside of a bankruptcy proceeding, you could lose all of your investment in Tegal common stock.

The semiconductor industry is cyclical and may experience periodic downturns that may negatively affect customer demand for our products and result in losses such as those experienced in the past.

Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for ICs. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, including the dramatic downturn we are currently experiencing, which often have had a detrimental effect on the semiconductor industry’s demand for semiconductor capital equipment, including etch and deposition systems manufactured by us. In response to the current prolonged industry slowdown, we have continued our substantial cost containment program and completed a corporate-wide restructuring to preserve our cash. However, the need for continued investment in research and development, possible capital equipment requirements and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to the current and any future downturns.  As a result, we may continue to experience operating losses such as those we have experienced in the past, which could materially adversely affect us.

We are exposed to risks associated with the ongoing financial crisis and weakening global economy.

The recent severe tightening of the credit markets, turmoil in the financial markets and weakening global economy are contributing to slowdowns in the industries in which we operate, which slowdowns are expected to worsen if these economic conditions are prolonged or deteriorate further.  The markets for ICs depend largely on consumer spending.  Economic uncertainty exacerbates negative trends in consumer spending and may cause our customers to push out, cancel or refrain from placing equipment or service orders, which may reduce our revenue.  Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing, resulting in lower Tegal sales.  These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays for our products.  Further, these conditions and the uncertainty about future economic conditions make it challenging for us to forecast operating results, make business decisions and identify the risks that may affect our business, financial condition and results of operations.  If we are not able to timely and appropriately adapt to changes resulting from the difficult economic environment, our business, financial condition or results of operations will be materially and adversely affected.

Our customers are concentrated and therefore the loss of a significant customer may harm our business.

      The composition of our top five customers has changed from year to year, but net system sales to our top five customers in fiscal 2009, 2008, and 2007, accounted for 89.2%, 87.2%, and 77.8%, respectively, of our total net system sales. A leading supplier in the integrated circuit and MEMS sensor market, SVTC Tech, LLC, and Diodes Fab Tech Inc accounted for 15.7%, 15.3% and 13.9%, respectively, of our total revenue in fiscal 2009.  ST Microelectronics accounted for 57.8% of our total revenue in fiscal 2008.  ST Microelectronics and International Rectifier accounted for 43.1% and 13.4% respectively, of our total revenue in fiscal 2007.  Other than these customers, no single customer represented more than 10% of our total revenue in fiscal 2009, 2008, and 2007.  Although the composition of the group comprising our largest customers may vary from year to year, and quarter to quarter, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, would have a material adverse effect on us.

Our competitors have greater financial resources and greater name recognition than we do and therefore may compete more successfully in the semiconductor capital equipment industry than we can.

We believe that to be competitive, we will require significant financial resources in order to offer a broad range of systems, to maintain customer service and support centers worldwide, and to invest in research and development. Our existing and potential competitors include Sumitomo Precision Products / Surface Technology Systems,  Aviza Technology, Inc.; OC Oerlikon Corporation AG; Plasma-Therm LLC, Ulvac Japan, Ltd. and Canon Anelva Technix Corporation, as well as Applied Materials, Inc., Lam Research Corporation, Novellus, Tokyo Electron Limited, Oxford Instruments, and NEXX Systems.  In most cases they have substantially greater financial resources; more extensive engineering, manufacturing, marketing, and customer service capabilities; larger installed bases of current generation production equipment; broader process equipment offerings; and greater name recognition than we do. We cannot assure you that we will be able to compete successfully against these companies in the United States or worldwide.

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

We have designed our advanced etch and deposition products for customer applications in emerging new films, polysilicon and metal which we believe to be the leading edge of critical applications for the production of advanced semiconductor and other microelectronic devices. Revenue from the sale of our advanced etch and deposition systems accounted for 58%, 80%, and 69% of total revenue in fiscal 2009, 2008, and 2007, respectively. Our advanced systems are currently being used primarily for research and development activities or low volume production. For our advanced systems to achieve full market adoption, our customers must utilize these systems for volume production. We cannot assure you that the market for devices incorporating emerging films, polysilicon or metal will develop as quickly or to the degree we expect.  If our advanced systems do not achieve significant sales or volume production due to a lack of full customer adoption, we will be materially adversely affected.

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

International sales accounted for 28%, 72%, and 67% of total revenue for fiscal 2009, 2008, and 2007, respectively. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. We cannot assure you that any of these factors will not have a detrimental effect on our operations, financial results and cash flows.

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

As of March 31, 2009, there were 8,412,676 shares of our common stock issued and outstanding, 2,697,966 shares of our common stock reserved for issuance of shares issuable upon exercise of outstanding warrants, and shares underlying equity awards created or available for grant under our equity incentive plans, and shares available under our stock purchase plan.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our headquarters, encompassing our executive office, manufacturing, engineering and research and development operations, in one leased 39,717 square foot facility in Petaluma, California.  We have a primary lease which expired in September 2008 with an option to extend for an additional two one-year terms until 2010.  The Company extended the primary lease for one year in both February 2008 and 2009.  We own all of the machinery and equipment used in our facilities.

We have office space in a leased 13,300 square foot facility in San Jose, California.  We have a sublease agreement for the premises, signed on December 30, 2005, which expired on January 31, 2008.  In addition, we have a primary lease for the same premise which commenced on February 1, 2008 and expires on January 31, 2010.

We lease sales, service and process support space in Maisach, Germany.

Item 3.  Legal Proceedings

As of March 31, 2009, we had no pending material legal proceedings.  From time to time, we are involved in other legal proceedings in the normal course of business and do not expect them to have a material adverse effect on our business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  Our common stock is currently traded on the NASDAQ Capital Market under the symbol TGAL. The following table sets forth the range of high and low sales prices for our common stock for each quarter during the prior two fiscal years.

The approximate number of holders on record of our common stock as of March 31, 2009 was 350. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

	High	Low
FISCAL YEAR 2008
First Quarter	$6.45	$3.11
Second Quarter	6.50	4.00
Third Quarter	7.18	5.28
Fourth Quarter	6.59	4.40

FISCAL YEAR 2009
First Quarter	$5.00	$3.92
Second Quarter	4.60	3.22
Third Quarter	3.23	1.04
Fourth Quarter	1.56	0.93

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)

	(a)	(b)	(c)
Equity compensation Plans approved by security holders:
Equity Incentive Plan	416	$105.00	-
1990 Stock Option Plan	1,664	52.32	-
1998 Equity Participation Plan	388,777	5.67	296,066
2007 Equity Participation Plan	678,572	3.14	105,735
Directors Stock Option Plan	115,323	9.94	12,706
Total	1,184,752	4.74	414,507

Warrants Outstanding

	Year Ended March 31,
	2009	2008	2007
Number of securities to be issued upon exercise of outstanding warrants	1,486,440	1,511,523	1,527,784
Weighted-average exercise price of outstanding warrants	$12.07	$12.69	$12.60

Item 6.  Selected Financial Data

	Year Ended March 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$13,070	$32,925	$22,263	$21,757	$14,888
Gross profit	5,198	14,014	5,527	6,016	3,267
Operating (loss) income	(7,942)	1,595	(13,375)	(8,839)	(13,522)
Income tax expense (benefit)	-	504	-	(532)	-
Net (loss) income	(7,902)	18,104	(13,213)	(8,880)	(15,363)
Net (loss) income per share: (1)
Basic	$(1.01)	$2.53	$(1.87)	$(1.50)	$(3.93)
Diluted	$(1.01)	$2.48	$(1.87)	$(1.50)	$(3.93)
Weighted average shares used in per share computation:
Basic	7,858	7,159	7,065	5,903	3,907
Diluted	7,858	7,288	7,065	5,903	3,907

	March 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,491	$19,271	$25,776	$13,787	$7,093
Working capital	25,811	30,724	11,729	22,579	8,056
Total assets	34,337	40,079	41,656	31,491	20,092
Debt obligations (excluding capital leases, and litigation suspense, convertible debentures)	-	-	13	13	159
Stockholders’ equity	34,337	32,930	14,417	26,040	13,300

(1) See Note 4 of our Consolidated Financial Statements for an explanation of the computation of earnings per share.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are in thousands unless specified otherwise.
Share and per share amounts give effect to the 1-for-12 reverse stock split effected on July 25, 2006

Company Overview

Tegal Corporation, a Delaware corporation (“Tegal” or the “Company”), designs, manufactures, markets and services plasma etch and deposition systems that enable the production of micro-electrical mechanical systems (“MEMS”), power integrated circuits (“ICs”) and optoelectronic devices found in products like smart phones, networking gear, solid-state lighting, and digital imaging.  The Company’s plasma etch and deposition tools enable sophisticated manufacturing techniques, such as 3-D interconnect structures formed by intricate silicon etch, also known as Deep Reactive Ion Etching (“DRIE”). Etching and deposition constitute two of the principal device production process steps and each must be performed numerous times in the production of such devices.

Our business objective is to utilize the technologies that we have developed internally or acquired externally in order to increase our market share in process equipment for MEMS and power device fabrication, advanced 3-D packaging, and certain areas of semiconductor manufacturing, including compound semiconductors and light emitting diodes (“LEDs”).  In the recent past, we focused on competing with more established competitors by being “designed-in” to the advanced device fabrication plans of our customers.  We have done so primarily by engaging in research and development activities on behalf of our customers that our more established competitors were unwilling or unable to perform, including several applications of our technology in certain types of new, non-volatile memory devices intended as replacements for flash memory, such as MRAM, RRAM and FeRAM.  Many of these advanced new memory devices promised substantial returns as consumer demand for certain functions grew and new markets were created. However, the timing of the emergence of such demand was highly uncertain and, as of today, these markets as of today have not developed as expected.

In September 2008 we took the step of acquiring the products lines of AMMS and the related intellectual property of Alcatel, in order to pursue more fully the smaller, but higher-growth markets of MEMS and 3-D packaging.  Our acquisition of these products served two purposes: 1) to increase revenues, as demand for our etch and deposition systems in more traditional semiconductor markets fell dramatically with the collapse of semiconductor capital spending; and 2) to enable us to focus our various technologies on specific applications that served the common markets of MEMS and 3-D device manufacturing and packaging.

At the present time, we are continuing our transition of the Company’s involvement in specialized aspects of traditional semiconductor markets to the faster-growth but smaller markets for MEMS, power devices and specialized compound semiconductors. However, given the severe economic downturn generally, and in the semiconductor capital equipment industry in particular, achieving wins with customers in these markets has been extremely challenging for us.  We expect that orders for our systems will continue to fluctuate from quarter to quarter, and we expect demand to continue to be low and our ability to forecast demand will be limited as the global financial crisis and the resulting recession continues.  Although we have over the past several years streamlined our cost structure by headcount reductions, salary and benefit reductions and limits on discretionary spending of all types, our costs for maintaining our research and development efforts and our service and manufacturing infrastructure have remained constant or in some cases increased.  We intend to continue our cost-containment measures, including outsourcing certain activities, such as engineering and software development, and maintaining or further reducing our headcount as we strive to improve operational efficiency within this challenging economic environment.  However, since we are unable to predict the timing of a stable reemergence of demand for our products and services, we believe that the realization of assets and discharge of liabilities are each subject to significant uncertainty and a substantial doubt exists as to whether we will be able to continue as a going concern.  In consideration of these circumstances, we have engaged Cowen & Co., LLC to assist us in evaluating strategic alternatives for the Company, which may include a merger with or into another company, a sale of all or substantially all of our assets and the liquidation or dissolution of the company, including through a bankruptcy proceeding. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The audited consolidated financial statements have been prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.  However, it is not possible to predict when our business and results of operations will improve in light of the current economic downturn that continues to dramatically affect our industry.  Therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty.  Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern.  If the going concern basis is not appropriate in future filings, adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financial statements included in such filings.

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

We believe the following critical accounting policies are the most significant to the presentation of our consolidated financial statements:

Revenue Recognition

Each sale of our equipment is evaluated on an individual basis in regard to revenue recognition.  We have integrated in our evaluation the related interpretative guidance included in Topic 13 of the codification of staff accounting bulletins, and recognize the role of the consensus on Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”).  We first refer to EITF Issue 00-21 in order to determine if there is more than one unit of accounting and then we refer to Staff Accounting Bulletin (“SAB”) 104 for revenue recognition topics for the unit of accounting. We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectability is reasonably assured.

For products produced according to our published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections.  In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% of the sales value of the related equipment

For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer’s specifications and title passes to the customer.  The amount of revenue recorded is reduced by the amount (generally 10%), which is not payable by the customer until installation is completed and final customer acceptance is achieved.

For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue is recognized upon completion of installation and receipt of final customer acceptance.  Since title to goods generally passes to the customer upon shipment and 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount.  The revenue on these transactions is deferred and recorded as deferred revenue.  We reserve for warranty costs at the time the related revenue is recognized.  As of March 31, 2009 and 2008 deferred revenue as related to systems was $103 and $252.

Revenue related to sales of spare parts is recognized upon shipment.  Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.  Unearned maintenance and service revenue is included in deferred revenue. As of March 31, 2009 and 2008, $11 and $0 of deferred revenue was related to service contracts.

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

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required.  As of March 31, 2009 five customers accounted for approximately 75% of the accounts receivable balance.  As of March 31, 2008 three customers accounted for approximately 56% of the accounts receivable balance.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. During the fourth quarter of 2009, we reviewed our long-lived assets for indicators of impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Based on reduced estimates of future revenues and future negative cash flow, we identified a potential indicator of impairment.  The company recorded an impairment charge, related to intangibles, of $497 for the fiscal year ended 2009.  No impairment charges were recorded for the years ended 2008 and 2007.

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

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future taxable income, we have fully reserved our deferred tax assets as of March 31, 2009, 2008 and 2007. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R) using the modified prospective transition method. Under that transition method, we recognized compensation expense of $1,803 for the fiscal year 2007, and $1,022 the fiscal year 2008, which included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For the fiscal year 2009, we recognized $892 in compensation expense.  Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006.  Results in prior periods have not been restated.

Accounting for Freight Charged to Customers

Spares and systems are typically shipped “freight collect,” therefore no shipping revenue or cost is associated with the sale.  When freight is charged, the amount charged to customers is booked to revenue and freight costs incurred are offset in the cost of revenue accounts pursuant to Financial Accounting Standards Board’s (“FASB”) EITF 00-10.

Results of Operations

The following table sets forth certain financial items for the years indicated:

	Year Ended March 31,
	2009	2008	2007

Revenue	$13,070	$32,925	$22,263
Cost of revenue	7,872	18,911	16,736
Gross profit	5,198	14,014	5,527
Operating expenses:
Research and development expenses	5,210	3,705	4,646
Sales and marketing expenses	3,156	4,163	3,909
General and administrative expenses	4,774	4,551	10,347
Total operating expenses	13,140	12,419	18,902
Operating (loss) income	(7,942)	1,595	(13,375)
Other income (expense), net	40	17,013	162
(Loss) income before income tax expense (benefit)	(7,902)	18,608	(13,213)
Tax Expense	-	504	-
Net (loss) income	$(7,902)	$18,104	$(13,213)

The following table sets forth certain financial data for the years indicated as a percentage of revenue:

	Year Ended March 31,
	2009	2008	2007

Revenue	100.0%	100.0%	100.0%
Cost of revenue	60.2%	57.4%	75.2%
Gross profit	39.8%	42.6%	24.8%
Operating expenses:
Research and development	39.9%	11.3%	20.9%
Sales and marketing	24.1%	12.6%	17.6%
General and administrative	36.5%	13.8%	46.5%
Total operating expenses	100.5%	37.7%	85.0%
Operating (loss) income	(60.8%)	4.8%	(60.2%)
Other income (expense), net	0.3%	51.7%	0.9%
(Loss) income before income tax expense (benefit)	(60.5%)	56.5%	(59.3%)
Tax Expense	-%	1.5%	-%
Net (loss) income	(60.5%)	55.0%	(59.3%)

Years Ended March 31, 2009, 2008, and 2007

Revenue

Our revenue is derived from sales of new and refurbished systems, spare parts and non-warranty service. Revenue decreased 60.3% in fiscal 2009 from fiscal 2008 (to $13,070 from $32,925).  The revenue decrease was due principally to the number and mix of systems sold and the global economic recession that dramatically impacted our industry. Revenue increased 47.9% in fiscal 2008 from fiscal 2007 (to $32,925 from $22,263).  The revenue increase was due principally to the product mix and number of systems sold, as well as to setting higher selling prices for some of our advanced systems compared to the prior year.

International sales accounted for approximately 28%, 72%, and 67%, of total revenue in fiscal 2009, 2008, and 2007, respectively. We expect that international sales will continue to account for a significant portion of our revenue.

Gross Profit

Our gross profit as a percentage of revenue (gross margin) decreased to 39.8% in fiscal 2009 compared to 42.6% in fiscal 2008.  The decrease in the gross margin in fiscal 2009 compared to 2008 was due to the number of systems sold and product mix.  The principle reason for the decreased margin was increased costs associated with the introduction and integration of the new DRIE systems acquired from AMMS into our manufacturing structure.  Our gross profit as a percentage of revenue (gross margin) increased to 42.6% in fiscal 2008 compared to 24.8% in fiscal 2007.  The increase in the gross margin in fiscal 2008 compared to 2007 was due to the product mix and number of systems sold, as well as to cost reductions in manufacturing overhead, primarily in payroll expense.

Our gross profit as a percentage of revenue has been, and will continue to be, affected by a variety of factors, including the mix and average selling prices of systems sold and the costs to manufacture, service and support new product introductions and enhancements.  Gross margins for our 6500 series systems are typically lower than those of our more mature 900 series systems due to the inefficiencies and lower vendor discounts associated with lower order volumes and increased service, installation and warranty support.  Future gross profit and gross margin are highly dependent on the level and product mix included in net revenues. This includes the mix of sales between lower and higher margin products.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.  However, gross profit improvement is one of our highest priorities.  We believe that the completion of the integration of our new product line and the results of our expense reduction efforts will begin to exhibit themselves in gross profit improvements, especially as we expect our sales volume to increase.

During the fiscal year ended March 31, 2009, we recorded a severance charge of approximately $109 related to staff reductions of 13 employees, of which approximately $7 was classified as research and development, $70 as sales and marketing, and $32 as cost of sales.  We had an outstanding severance liability of approximately $15 as of March 31, 2009.

There were no severance charges and no outstanding liability during fiscal years ended March 31, 2008 and 2007.

Research and Development

Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts.

Research and development expenses increased to $5,210 in fiscal 2009 from $3,705 in fiscal 2008.  The increase in spending was due primarily to increase in spending for consulting, prototype material costs, employee related costs and legal fees for patent maintenance all primarily related to the AMMS acquisition.  In addition, amortization expense increased resulting from the $497 write-off of the FDSI patent.   Research and development expenses decreased to $3,705 in fiscal 2008 from $4,646 in fiscal 2007.  The decrease in spending was due primarily to reimbursement for prototype costs as well as lower depreciation costs.

Sales and Marketing

Sales and marketing expenses primarily consist of salaries, commissions, trade show promotion and advertising expenses. Expenses decreased to $3,156 in fiscal 2009 from $4,163 in fiscal 2008.  The decrease in spending was due primarily to the decrease in agent commission, employee commission and other employee related costs. Sales and marketing expenses remained fairly flat in fiscal 2008 compared to fiscal 2007 despite a significant increase in revenue.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relation’s activities. General and administrative cost remained fairly flat in fiscal 2009 compared to fiscal 2008.  General and administrative costs decreased to $4,551 in fiscal 2008 from $10,347 in fiscal 2007 primarily due to decreased legal fees as a result of the settlement of the AMS litigation (described below), a buyout provision in fiscal 2007 in the Petaluma lease and SFI consolidation costs.

Other Income (Expense), Net

In fiscal 2009 other income (expense), net, was mostly interest income offset by gains and losses on foreign exchange. In fiscal 2008 other income (expense), net, consisted principally of settling of the Sputtered Films, Inc. v. Advanced Modular Sputtering lawsuit (the “AMS litigation”), interest income, gains and losses on foreign exchange, and retirement of fixed assets. We recorded other income (expense) of $17,013 in fiscal 2008.  In addition to recording the net $14,705 from the settlement of the AMS litigation, we also recorded $682 from the recognition of foreign exchange differences between current and historical valuations of investment as a result of the dissolution of our Japan subsidiary completed in December 2007.  Net interest income was also higher in the current fiscal year due to higher cash balances as a result of the settlement of the AMS litigation earning higher interest.  We recorded other income (expense), net of $162 in fiscal 2007.

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

Income Taxes

In fiscal 2009 our effective tax rate was 0%.

In fiscal 2008 our effective tax rate was 2.7%.  The company recorded $504 as tax expense for the income realized in fiscal 2008.  Our effective tax rate was 0% in fiscal 2007.  In fiscal 2006, our effective rate was a benefit of 5.7%.  The Company recorded a tax benefit of $532 for the losses incurred in fiscal 2006.  All deferred tax assets have been fully reserved.

In the fiscal years prior to fiscal 2006, the Company recorded a reserve for the possibility of an audit of our transfer pricing policy for sales in foreign countries.  During fiscal 2006, the contingency reserve in the amount of $532 was reversed.  Based on a review at that time of this reserve, and in accordance with requirements at that time, the Company believed the probability of such an audit was less than 70%, and therefore, reversed the reserve.

Liquidity and Capital Resources

In fiscal 2009 we financed our operations through net cash provided by operations.  In fiscal 2008 we financed our operations through net cash provided by operations.  The primary significant changes in our cash flow statement for fiscal 2009 were in inventories and depreciation and amortization expense.  The Company increased both inventories and intangible assets as a result of the AMMS acquisition and in anticipation of manufacturing for the new product line.

Accounts receivable decreased $3,967 due to the decreased number of systems sold in fiscal 2009.  Accounts receivable was comparatively flat from fiscal 2007 to fiscal 2008 despite our additional sales.  Final payment is due from customers when system installations are complete.  The Company, through its own field service employees and contract employees, completed installations of advanced systems, primarily sold in the second and third quarters of fiscal 2008.

Net cash used in operations in fiscal 2009 was $5,541, primarily due to our net loss of $7,902 and our increase in inventory.  This was offset by decreases in accounts receivable, accrued expenses, and product warranty.  Net cash used in operations in fiscal 2008 was $5,057; due primarily to the non cash income from the lawsuit settlement amount of $19,500 partially offset by a net income of $18,104 and increased inventories.   Net cash provided by operations was $12,772 in fiscal 2007; due primarily to the litigation suspense amount of $19,500 partially offset by a net loss of $13,213 partially offset by non cash stock compensation expense, and inventory write-off provisions.

Net cash used in investing activities totaled $1,455, $483, and $691 in fiscal 2009, 2008, and 2007, respectively. Cash used was primarily for capital expenditures in all three years principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers.  Fiscal 2009 also included net cash of $1,000 used for the AMMS asset acquisition.

Notes payable, consisting of capital lease obligations on fixed assets totaling $14 during 2008, were paid off during 2009.  There was a $0 balance at the end of the year.

Our consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred net (loss) income of ($7,902), $18,104, and ($13,213) for fiscal 2009, 2008, and 2007, respectively. We (used) generated cash flows from operations of ($5,541), ($5,057), and $12,772 for fiscal 2009, 2008, and 2007, respectively. To finance our operations, in fiscal 2007 we received $19,500 representing the gross cash proceeds from the settlement of the AMS litigation.  We believe that our outstanding balances, combined with continued cost containment will be adequate to fund operations through fiscal year 2010. Our business is dependent upon the sales of our capital equipment, and projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.  It is not possible to predict when our business and results of operations will improve in light of the current economic downturn that continues to dramatically affect our industry.  Therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty.  Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern.  If the going concern basis is not appropriate in future filings, adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financial statements included in such filings.

The following summarizes our contractual obligations at March 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable capital lease obligations	$-	$-	$-	$-	$-
Non-cancelable operating lease obligations	1,680	828	828	24	-
Total contractual cash obligations	$1,680	$828	$828	$24	$-

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 157 as of April 1, 2008. There was no material effect to the consolidated financial statements as a result.

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

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No 141.  SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date.   The Company expects this to have a material impact on any possible future acquisitions.

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

In April 2008, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company adopted FSP FAS 142-3 as of December 31, 2008 and it did not have a material impact on the Company’s consolidated financial statements.

In June 2008, FASB ratified the EITF consensus on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” (“EITF Issue 07-05”) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments are potentially indexed to an entity’s own common stock .  EITF Issue No. 07-05 is effective for fiscal years beginning after December 15, 2008 and early application is not allowed.  The Company is currently evaluating the impacts and disclosures of this standard, but does not expect EITF Issue No. 07-05 to have a material impact on the Company’s consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Market Risk Disclosure

Foreign Exchange Risk

Our exposure to foreign currency fluctuations is primarily related to inventories held in Europe, which are denominated in the Euro. Changes in the exchange rate between the Euro and the U.S. dollar could adversely affect our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be sold into international markets. For the fiscal year, fluctuations of the U.S. dollar in relation to the Euro were immaterial to our financial statements.  These fluctuations primarily affect cost of goods sold as it relates to varying levels of inventory held in Europe and denominated in the Euro.

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

We have audited the accompanying consolidated balance sheets of Tegal Corporation and its subsidiaries (“the Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. Our audit also included the financial statement schedule as of and for the years ended March 31, 2009 and 2008 listed in the Index at Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tegal Corporation and its subsidiaries as of March 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the information presented in the related financial statement schedule as of and for the years ended March 31, 2009 and 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Tegal Corporation will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has experienced a significant decrease in demand for its products, and is evaluating certain strategic alternatives which may significantly alter its ability to recover its assets in the normal course of business over the next twelve months.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Burr, Pilger & Mayer LLP

San Francisco, California
June 25, 2009

TEGAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$12,491	$19,271
Accounts receivable, net of allowances for sales returns and doubtful accounts of $207 and $191 at March 31, 2009 and 2008, respectively	2,775	6,758
Inventories, net	14,480	11,056
Prepaid expenses and other current assets	372	788
Total current assets	30,118	37,873
Property and equipment, net	1,154	1,213
Intangible assets, net	2,998	903
Other assets	67	90
Total assets	$34,337	$40,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease payable	$-	$14
Accounts payable	1,487	1,469
Accrued product warranty	702	1,770
Deferred revenue	113	252
Accrued expenses and other current liabilities	2,004	3,644
Total current liabilities	4,306	7,149

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 50,000,000 shares authorized; 8,412,676 and 7,242,736 shares issued and outstanding at March 31, 2009 and 2008, respectively	84	72
Additional paid-in capital	128,484	123,567
Accumulated other comprehensive loss	(372)	(446)
Accumulated deficit	(98,165)	(90,263)
Total stockholders’ equity	30,031	32,930
Total liabilities and stockholders’ equity	$34,337	$40,079

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended March 31,
	2009	2008	2007

Revenue	$13,070	$32,925	$22,263
Cost of revenue	7,872	18,911	16,736
Gross profit	5,198	14,014	5,527
Operating expenses:
Research and development expenses	5,210	3,705	4,646
Sales and marketing expenses	3,156	4,163	3,909
General and administrative expenses	4,774	4,551	10,347
Total operating expenses	13,140	12,419	18,902
Operating (loss) income	(7,942)	1,595	(13,375)
Other income (expense), net	40	17,013	162
(Loss) income before income tax expense (benefit)	(7,902)	18,608	(13,213)
Tax Expense	-	504	-
Net (loss) income	$(7,902)	$18,104	$(13,213)

Net (loss) income per share:
Basic	$(1.01)	$2.53	$(1.87)
Diluted	$(1.01)	$2.48	$(1.87)
Weighted average shares used in per share computation:
Basic	7,858	7,159	7,065
Diluted	7,858	7,288	7,065

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total Stock	Comprehensive
	Shares	Amount	Paid - in Capital	Comprehensive Income (loss)	Accumulated Deficit	holders Equity	Income / Loss

Balances at March 31, 2006	7,021,088	$70	$120,592	$532	$(95,154)	$26,040
Common stock issued stock purchase plans	2,664	-	10	-	-	10
Warrants and options to purchase common stock issued for services rendered	-	-	69	-	-	69
Repurchase of fractional shares	(219)	-	-	-	-	-
Restricted Stock Units - Vested	83,334	1	138	-	-	139
Stock Compensation Expense	-	-	1,664	-	-	1,664
Net Loss	-	-	-	-	(13,213)	(13,213)	$(13,213)
Cumulative translation adjustment	-	-	-	(292)	-	(292)	(292)
Total Comprehensive Loss	-	-	-	-	-	-	$(13,505)
Balances at March 31, 2007	7,106,867	71	122,473	240	(108,367)	14,417
Common stock issued stock purchase plans	5,734	-	42	-	-	42
Warrants and options to purchase common stock issued for services rendered	40,940	-	29	-	-	29
Restricted Stock Units - Vested	89,195	1	-	-	-	1
Stock Compensation Expense	-	-	1,023	-	-	1,023
Net Income	-	-	-	-	18,104	18,104	$18,104
Cumulative translation adjustment	-	-	-	(686)	-	(686)	(686)
Total Comprehensive Loss	-	-	-	-	-	-	$17,418
Balances at March 31, 2008	7,242,736	72	123,567	(446)	(90,263)	32,930
Common stock issued stock purchase plans	7,563	-	22	-	-	22
Warrants and options to purchase common stock issued for services rendered	-	-	15	-	-	15
Restricted Stock Units - Vested	117,991	2	-	-	-	2
Stock Compensation Expense	-	-	890	-	-	890
Stock issued for asset purchase	1,044,386	10	3,990	-	-	4,000
Net Loss	-	-	-	-	(7,902)	(7,902)	$(7,902)
Cumulative translation adjustment	-	-	-	74	-	74	74
Total Comprehensive Loss	-	-	-	-	-	-	$(7,828)
Balances at March 31, 2009	8,412,676	$84	$128,484	$(372)	$(98,165)	$30,031

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net (Loss) Income	$(7,902)	$18,104	$(13,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,002	734	840
Intangible asset impairment charge	497	--	--
Stock compensation expense	892	1,022	1,803
Stock issued under stock purchase plan	22	42	10
Fair value of warrants and options issued for services rendered	15	29	69
Provision for doubtful accounts and sales returns allowances	16	(222)	208
Loss on disposal of property and equipment	19	144	663
Changes in operating assets and liabilities:
Accounts receivables	3,967	160	(1,524)
Inventories, net	(1,583)	(5,428)	1,951
Prepaid expenses and other assets	440	271	239
Accounts payable	27	(481)	(508)
Accrued expenses and other current liabilities	(1,664)	22	1,582
Accrued product warranty	(1,150)	858	565
Litigation suspense	--	(19,500)	19,500
Deferred revenue	(139)	(812)	587
Net cash used in operating activities	(5,541)	(5,057)	12,772
Cash flows used in investing activities:
Purchases of property and equipment	(455)	(483)	(691)
Net cash used in AMMS asset acquisition	(1,000)	--	--
Net cash used in investing activities:	(1,455)	(483)	(691)
Cash flows used in financing activities:
Repayments under notes payable and bank lines of credit	-	--	(14)
Payments on capital lease financing	(14)	3	(2)
Net cash used in financing activities	(14)	3	(16)
Effect of exchange rates on cash and cash equivalents	230	(968)	(76)
Net decrease in cash and cash equivalents	(6,780)	(6,505)	11,989
Cash and cash equivalents at beginning of period	19,271	25,776	13,787
Cash and cash equivalents at end of period	$12,491	$19,271	$25,776

Supplemental disclosure of cash paid during the year for:
Interest	$-	$-	$6
Supplemental disclosure of non-cash investing activities:
Shares issued in AMMS asset acquisition	$4,000	$-	$-
Transfer of demo lab equipment between inventory and fixed assets	$11	$143	$314

TEGAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per
share data, unless otherwise noted)

Note 1.  Description of Business and Summary of Significant Accounting Policies

Description of Business

Tegal Corporation, a Delaware corporation (“Tegal” or the “Company”), designs, manufactures, markets and services plasma etch and deposition systems that enable the production of micro-electrical mechanical systems (“MEMS”), power integrated circuits (“ICs”) and optoelectronic devices found in products like smart phones, networking gear, solid-state lighting, and digital imaging.  The Company’s plasma etch and deposition tools enable sophisticated manufacturing techniques, such as 3-D interconnect structures formed by intricate silicon etch, also known as Deep Reactive Ion Etching (“DRIE”). Etching and deposition constitute two of the principal device production process steps and each must be performed numerous times in the production of such devices.

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

On May 28, 2004, the Company purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”).  FDSI, a privately held development stage company, was founded in 1999 as a spin-off of SFI.  FDSI had developed a high-throughput, low cost-of-ownership physical vapor deposition (“PVD”) system with highly differentiated technology for leading edge memory and logic device production on 200 and 300 millimeter wafers.    We have canceled further internal development of products based on this technology, and have fully written off the value of the acquired technology and associated intellectual property.

On September 16, 2008, the Company acquired certain assets from Alcatel Micro Machining Systems (“AMMS”) and Alcatel Lucent.  With this acquisition, we entered into the Deep Reactive Ion Etch (“DRIE”) market.  DRIE is a highly anisotropic etch process used to create deep, step-sided holes and trenches in wafers, with aspect ratios of 20:1 or more.  DRIE was developed for MEMS, which require these features, but is also used to excavate trenches for high-density capacitors for dynamic random access memory (“DRAM”) and more recently for creating through wafer via's (“TSVs”) in advanced 3-D wafer level packaging technology. The acquisition was designed to enable us to pursue the high-growth markets in MEMS and certain segments of semiconductor device manufacturing.  Current end-markets include production of a variety of MEMS and power devices, memory stacking (flash and DRAM), logic, radio frequency system-in-package (“RF-SiP”), and complementary metal-oxide semi-conductor (“CMOS”) image sensors.

The Company has suffered recurring losses from operations, and experienced a significant decrease in demand for its products. At the present time, we are continuing our transition of the Company’s involvement in specialized aspects of traditional semiconductor markets to the faster-growth but smaller markets for MEMS, power devices and specialized compound semiconductors. However, given the severe economic downturn generally, and in the semiconductor capital equipment industry in particular, achieving wins with customers in these markets has been extremely challenging for us.  We expect that orders for our systems will continue to fluctuate from quarter to quarter, and we expect demand to continue to be low and our ability to forecast demand will be limited as the global financial crisis and the resulting recession continues.  Although we have over the past several years streamlined our cost structure by headcount reductions, salary and benefit reductions and limits on discretionary spending of all types, our costs for maintaining our research and development efforts and our service and manufacturing infrastructure have remained constant or in some cases increased.  We intend to continue our cost-containment measures, including outsourcing certain activities, such as engineering and software development, and maintaining or further reducing our headcount as we strive to improve operational efficiency within this challenging economic environment.  However, since we are unable to predict the timing of a stable reemergence of demand for our products and services, we believe that the realization of assets and discharge of liablities are each subject to significant uncertainty and a substantial doubt exists as to whether we will be able to continue as a going concern.  In consideration of these circumstances, we have engaged Cowen & Co., LLC to assist us in evaluating strategic alternatives for the Company, which may include a merger with or into another company, a sale of all or substantially all of our assets and the liquidation or dissolution of the company, including through a bankruptcy proceeding. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation and Foreign Currency Transactions

The consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States.  Intercompany transactions and balances are eliminated in consolidation. Accounts denominated in foreign currencies are translated using the foreign currencies as the functional currencies. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange and revenues and expenses are translated using weighted average rates. The effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains and losses from foreign currency transactions are included in the statements of operations as a component of other income (expense), net, and were not material in all periods presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments having a maturity of three months or less on the date of purchase to be cash equivalents.

At March 31, 2009 and 2008 all of the Company’s investments are classified as cash equivalents in the consolidated balance sheets. The investment portfolio at March 31, 2009 and 2008 is comprised of money market funds. At March 31, 2009 and 2008, the fair value of the Company’s investments approximated cost.

Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes payable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. The Company has foreign subsidiaries, which operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses) included in other income (expense), net were not significant for the years ended March 31, 2009, 2008, and 2007.   On September 24, 2008, the Company entered into a foreign exchange contract to sell Euros, which was used to hedge a sales transaction in which costs are denominated in U.S. dollars and the related revenues are generated in Euros.   The contract was valued using Level 1 inputs as defined by SFAS No. 157.  As of December 31, 2008 the Company concluded the foreign exchange contract for a net gain of $8.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments and accounts receivable. Substantially all of the Company’s liquid investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of March 31, 2009, five customers accounted for approximately 75.3% of the accounts receivable balance.  As of March 31, 2008, three customers accounted for approximately 55.8% of the accounts receivable balance.  As of March 31, 2007, three customers accounted for approximately 86.3% of the accounts receivable balance.

Inventories

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. The Company estimates the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. The Company establishes a provision for inventories in excess of production demand. Should actual production demand differ from the Company’s estimates, additional inventory provision may be required. The excess and obsolete provision is only released if and when the related inventory is sold or scrapped.  The inventory provision balance at March 31, 2009 and 2008 was $626 and $3,695, respectively.  The inventory provision write down for the years ended March 31, 2009 and 2008 was ($3,069) and ($213), respectively.  The change in the inventory provision in both FY09 and FY08 was the result of scrap.   The increase in FY09 results from the expectation that our new DRIE product line will generate greater market acceptance.

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

Warranty Costs

We provide for the estimated cost of our product warranties at the time revenue is recognized.  The warranty reserve is based on historical cost data related to warranty.  Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability may be required.  Actual warranty expense is typically low in the period immediately following installation.  Standard warranties for new tools is one year and for used tools six months.

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

Identified Intangible Assets

Intangibles include patents and trademarks that are amortized on a straight-line basis over periods ranging from 5 years to 15 years.  The Company performs an ongoing review of its identified intangible assets to determine if facts and circumstances exist that indicate the useful life is shorter than originally estimated or the carrying amount may not be recoverable.  If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flow associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Based on reduced estimates of future revenues and future negative cash flow, we identified a potential indicator of impairment.  The company recorded an impairment charge of $497 for the fiscal year ended 2009.  No impairment charges were recorded for the years ended 2008 and 2007.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. During the fourth quarter of 2009, we reviewed our long-lived assets for indicators of impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

Revenue Recognition

Each sale of our equipment is evaluated on an individual basis in regard to revenue recognition.  We have integrated in our evaluation the related interpretative guidance included in Topic 13 of the codification of staff accounting bulletins, and recognize the role of the consensus on Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF Issue 00-21”).  We first refer to EITF Issue 00-21 in order to determine if there is more than one unit of accounting and then we refer to Staff Accounting Bulletin (“SAB”) 104 for revenue recognition topics for the unit of accounting. We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectability is reasonably assured.

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

For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue is recognized upon completion of installation and receipt of final customer acceptance.  Since title to goods generally passes to the customer upon shipment and 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount.  The revenue on these transactions is deferred and recorded as deferred revenue.  As of March 31, 2009 and 2008, deferred revenue as related to systems was $102 and $252, respectively.  We reserve for warranty costs at the time the related revenue is recognized.

Revenue related to sales of spare parts is recognized upon shipment.  Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.  Unearned maintenance and service revenue is included in deferred revenue.  At March 31, 2009 and 2008, respectively, $11 and $0 of deferred revenue was related to service contracts.

Accounting for Freight Charged to Customers

Spares and systems are typically shipped “freight collect,” therefore no shipping revenue or cost is associated with the sale.  When freight is charged, the amount charged to customers is booked to revenue and freight costs incurred are offset in the cost of revenue accounts pursuant to Financial Accounting Standards Board’s (“FASB”) EITF 00-10.

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

The Company used the following valuation assumptions to estimate the fair value of options granted for the years ended March 31, 2009, 2008, and 2007, respectively:

STOCK OPTIONS:	2009	2008	2007
Expected life (years)	6.0	4.0	4.0
Volatility	92%	70%	87%
Risk-free interest rate	2.61%	3.80%	5.00%
Dividend yield	0%	0%	0%

ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility.
ESPP:	2009	2008	2007
Expected life (years)	0.5	0.5	0.5
Volatility	102%	46%	51%
Risk-free interest rate	1.28%	4.00%	5.00%
Dividend yield	0%	0%	0%

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

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS 141R”) which replaces SFAS No 141.  SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date.   The Company expects this to have a material impact on any possible future acquisitions.

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

In April 2008, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company adopted FSP SFAS 142-3 as of December 31, 2008 and it did not have a material impact on the Company’s consolidated financial statements.

In June 2008, FASB ratified the EITF consensus on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” (“EITF Issue 07-05”) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments are potentially indexed to an entity’s own common stock .  EITF Issue No. 07-05 is effective for fiscal years beginning after December 15, 2008 and early application is not allowed.  The Company is currently evaluating the impacts and disclosures of this standard, but does not expect EITF Issue No. 07-05 to have a material impact on the Company’s consolidated financial statements.

Note 2.  Balance Sheet and Statement of Operations Detail

Inventories, net consisted of:

	March 31,
	2009	2008
Raw materials	$5,634	$4,674
Work in progress	4,348	4,663
Finished goods and spares	4,498	1,719
	$14,480	$11,056

The inventory provision at March 31, 2009 and 2008 was $626 and $3,695, respectively.

Property and equipment, net, consisted of:

	March 31,
	2009	2008
Machinery and equipment	$2,785	$2,763
Demo lab equipment	1,273	1,188
Computer and software	1,355	1,295
Leasehold improvements	3,389	3,295
	8,802	8,541
Less accumulated depreciation and amortization	(7,648)	(7,328)
	$1,154	$1,213

Machinery and equipment at March 31, 2009 and 2008, includes approximately $0 and $16, respectively, of assets under leases that have been capitalized.  Accumulated amortization for such equipment approximated $0 and $1, respectively.  Depreciation expense for years ended March 31, 2009, 2008, and 2007 were $518, $583, and $683, respectively.

A summary of accrued expenses and other current liabilities follows:

	March31,
	2009	2008
Accrued compensation costs	$861	$1,565
Income taxes payable	18	538
Customer deposits	553	925
Sales tax payable	61	172
Accruals	511	409
Other	-	35
	$2,004	$3,644

Product warranty and guarantees:

The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized.  The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected.  Warranty activity for the years ended March 31, 2009 and 2008 is as follows:

	Warranty Activity for the
	Year Ending March 31,
	2009	2008
Balance at the beginning of the period	$1,770	$1,101
Additional warranty accruals for	591	1,811
warranties issued during the period
Warranty expense during the period	(1,659)	(1,142)
Balance at the end of the period	$702	$1,770

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

Note 3. Intangible Assets

As of March 31, 2009, intangible assets, net consisted of the following:

	Gross	Accumulated Amortization	Net
Technology	$108	$(89)	$19
Trademarks	428	(71)	357
Trade name	253	(209)	44
Patents	3,322	(744)	2,578
Total	$4,111	$(1,113)	$2,998

As of March 31, 2008, intangible assets, net consisted of the following:

	Gross	Accumulated Amortization	Net
Technology	$782	$(546)	$236
Trade name	253	(177)	76
Patents	1,072	(481)	591
Total	$2,107	$(1,204)	$903

Amortization expense was $981 in fiscal 2009, $258 in fiscal 2008, and $314 in fiscal 2007.  The amortization expense for fiscal 2009 included $497 of impairment related to patents with no future value.  The estimated future amortization expense of intangible assets as of March 31, 2009 is as follows:

2010	$650
2011	575
2012	450
2013	378
2014	378
Thereafter	567
$2,998

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

Basic net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Year Ended March 31,
	2009	2008	2007

Net (loss) income applicable to common stockholders	$(7,902)	$18,104	$(13,213)
Basic and diluted:
Weighted-average common shares outstanding	7,858	7,159	7,065
Plus diluted - common stock equivalents	--	129	--
Weighted-average common shares used in diluted net (loss) income per common share	7,858	7,288	7,065
Basic net (loss) income per common share	$(1.01)	$2.53	$(1.87)
Diluted net (loss) income per common share	$(1.01)	$2.48	$(1.87)

Outstanding options, warrants and RSUs of 2,697,966; 1,697,608; and 2,537,429 shares of common stock at a weighted-average exercise price of $8.66, $10.72, and  $11.36 on March 31, 2009, 2008, and 2007 respectively, were not included in the computation of diluted net (loss) income per common share for the periods presented as a result of their anti-dilutive effect.  Such securities could potentially dilute earnings per share in future periods.

Note 5.  Notes Payable

There were no notes payable at March 31, 2009.  Notes payable at March 31, 2008, consisted of capital lease obligations of $14, excluding the interest portion, due within the next year.

Note 6.  Income Taxes

As of March 31, 2009, the Company had net operating loss carryforwards of approximately $70.0 million and $26.8 million for federal and state tax purposes, respectively.  The federal net operating loss carryforward will begin to expire in the year ending March 31, 2019.  The state of California operating loss carryforwards will start to expire in the ending March 31, 2009.

The deferred tax asset valuation allowance as of March 31, 2009 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, net operating loss carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding our ability to realize the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses, and the lack of carryback capacity to realize deferred tax assets.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the year ended March 31, 2009 includes no interest and penalties. As of March 31, 2008, we have no accrued interest and penalties related to uncertain tax positions.

Components of income (loss) before income tax expense (benefit) are as follows:

Year ended March 31,	2009	2008	2007

Domestic	$(6,793)	$18,197	$(15,261)
Foreign	(1,109)	411	2,048
Income (Loss) before income tax expense (benefit)	$(7,902)	$18,608	$(13,213)

Components of income tax expense (benefit) are as follows:

Year ended March 31,	2009	2008	2007

Current:
U.S. Federal	$-	$385	$-
State and Local	-	119	-
Foreign (credit)	-	-	-
Total current tax expense (benefit)	-	504	-
Deferred
U.S. Federal	-	-	-
State and Local	-	-	-
Foreign (credit)	-	-	-
Total deferred tax expense	$-	$-	$-

Total income tax expense (benefit)	$0	$504	$0

       The income tax expense (benefit) differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

Year ended March 31,	2009	2008	2007

Income tax expense (benefit) at U.S. Statutory Rate	$(2,687)	$6,326	$(4,493)
State taxes expense (benefit) net of federal effect	-	79	(534)
Foreign differential	45	-	(696)
Current year tax credits	(94)	(5)	(48)
Reversal of PY Transfer price reserve	-	-	-
Change in valuation allowance	2,715	(6,423)	5,681
Statutory rate change	-	-	-
Foreign SubF Germany	-	227	-
Japan liquidation subject to 367(b)	-	273	-
Other items	21	27	90
Total Income tax expense/(income)	$-	$504	$-

        Components of deferred taxes are as follows:

Year ended March 31,	2009	2008	2007

Deferred revenue	$45	$96	$-
Accruals, reserves and other	2,968	2,861	3,194
Net operating loss carryforwards	29,393	26,838	32,656
Credit carryforward	2,921	2,795	3,597
Uniform cap adjustment	120	348	721
Other	1,372	1,059	140

Gross deferred tax assets	36,819	33,997	40,308
Valuation allowance	(36,819)	(33,997)	(40,308)
Net deferred tax asset	$-	$-	$-

The Company adopted FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. As of the date of adoption, the Company recorded a $1.4 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet at that time.

Tabular Reconciliation of Unrecognized Tax Benefits

Beginning Balance at April 1, 2007 (in thousands)	1,425

Increase/(Decrease) of unrecognized tax benefits taken in prior years	-
Increase/(Decrease) of unrecognized tax benefits related to current year	4
Increase/(Decrease) of unrecognized tax benefits related to settlements	-
Reductions to unrecognized tax benefits related to lapsing statute of limitations	(130)
Ending Balance of March 31, 2008	1,299

Increase/(Decrease) of unrecognized tax benefits taken in prior years	-
Increase/(Decrease) of unrecognized tax benefits related to current year	64
Increase/(Decrease) of unrecognized tax benefits related to settlements	-
Reductions to unrecognized tax benefits related to lapsing statute of limitations	(182)
Ending Balance at March 31, 2009	1,181

             There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

             Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statues are still open on fiscal years ending March 31, 1994 forward for federal purposes, and for fiscal years ended March 31, 2001 forward for state purposes.  For the years prior to March 31, 2006 for federal purposes and prior to March 31, 2005 for state purposes any adjustments would be limited to reduction in the net operating loss and credit carryforwards.

            Total interest and penalties included in the statement of operations for the year ended March 31, 2009 is zero.  It is the company’s policy to include interest and penalties related to uncertain tax positions in tax expense.

           We have recorded no net deferred tax assets for the years ended March 31, 2009 and 2008, respectively.  The Company has provided a valuation allowance of $36.8 million and $34.0 million at March 31, 2009 and 2008, respectively.  The valuation allowance fully reserves all net operating loss carryforwards, credits and non-deductible accruals and reserves, for which realization of future benefit is uncertain.  The realization of net operating losses may be limited due to change of ownership rules.  The valuation allowance increased by $2.8 million in fiscal 2009 and decreased by $6.3 million during fiscal 2008.

   At March 31, 2009, the Company has net operating loss carryforwards of approximately $77.5 million and $34.3 million for federal and state tax purposes, respectively.  The federal net operating loss carryforward will begin to expire in the year ended March 31, 2020 and the state of California will start to expire in the year ended March 31, 2013.

   At March 31, 2009, the Company also has research and experimentation credit carryforwards of $1.7 million and $0.8 million for federal and state income tax purposes, respectively.  The federal credit will begin to expire in the year ended March 31, 2009 and the state of California will never expire under current law.

      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry-forwards in certain situations where changes occur in the stock ownership of a corporation during a certain time period.  In the event the company had incurred a change in ownership, utilization of the carry-forwards could be significantly restricted

Note 7.   Reduction in Force

During the fiscal year ended March 31, 2009, we recorded a severance charge of approximately $109 related to staff reductions of 13 employees, of which approximately $7 was classified as research and development, $70 as sales and marketing, and $32 as cost of sales.  We had an outstanding severance liability of approximately $15 as of March 31, 2009.

During the fiscal years ended March 31, 2008 and 2007, there were no severance charges and no outstanding liability.

Note 8.  Commitments and Contingencies

The Company has several non-cancelable operating leases, primarily for general office, production and warehouse facilities, that expire over the next nine years.  We have no capital leases at this time. Future minimum lease payments under these leases are as follows:

Operating
Year Ending March 31, 2009	Leases

2010	$828
2011	491
2012	337
2013	24
2014	-
Thereafter	-
Total minimum lease payments	$1,680

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases, net of sublease income, was $755, $862, and $1,636, during the years ended March 31, 2009, 2008, and 2007, respectively.

The Company maintains its headquarters, encompassing our executive office, manufacturing, engineering and research and development operations, in one leased 39,717 square foot facility in Petaluma, California.  The Company has office space in a leased 13,300 square foot facility in San Jose, California.

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

•
During fiscal year 2008, the Company issued 5,000 warrants valued at $29 using the Black-Scholes model with an exercise price at the market value on the day of the grant and an average interest rate of 3.75% and a 5 year life.

•	During the fiscal year 2009, the Company issued no warrants. The Company booked $15 of expense for warrants previously issued.

In connection with a financing agreement in 2004, the Company issued fully vested warrants to Kingsbridge Capital to purchase 25,000 shares of the Company's common stock at an exercise price of $49.32 per share. All warrants in connection to this transaction expired February 2009, and there were no warrants outstanding as of March 31, 2009.

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

The selling price of the stock was negotiated as a function of market price based on a specific formula. The discount was accounted for as a cost of capital and netted against additional paid-in capital. Since the transaction was related to the sale of our own common stock, it was excluded from the determination of net income.  At March 31, 2009 there were 1,486,440 warrants outstanding.

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

Eighth Amended and Restated 1998 Equity Participation Plan (Eighth Amended and Restated)

Pursuant to the terms of the Company’s Eighth Amended and Restated 1998 Equity Participation Plan (“1998 Equity Plan”), aggregate of 1,666,666 shares of common stock were reserved for issuance pursuant to granted stock options and stock appreciation rights or upon the vesting of granted restricted stock awards. The exercise price of options generally was the fair value of the Company’s common stock on the date of grant. Options are generally subject to vesting at the discretion of the Compensation Committee of the Board of Directors (the “Committee”). At the discretion of the Committee, vesting may be accelerated when the fair market value of the Company’s stock equals a certain price established by the Committee on the date of grant. Incentive stock options will be exercisable for up to ten years from the grant date of the option. Non-qualified stock options will be exercisable for a maximum term to be set by the Committee upon grant.  Upon the adoption of the 2007 Equity Plan, no further awards will be issued under the 1998 Equity Plan.

2007 Incentive Award Plan

Pursuant to the terms of the Company’s 2007 Equity Participation Plan (“2007 Equity Plan”), which was authorized as a successor plan to the Company’s 1998 Equity Incentive Plan and Director Option Plan, an aggregate of 1,000,000 shares of common stock is available for grant pursuant to the 2007 Equity Plan, plus the number of shares of common stock which are or become available for issuance under the 1998 Equity Plan and the Director Option Plan and which are not thereafter issued under such plans. The 2007 Equity Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards.  The option exercise price of all stock options granted pursuant to the 2007 Equity Plan will not be less than 100% of the fair market value of the common stock on the date of grant. Stock options may be exercised as determined by the Board, but in no event after the tenth anniversary date of grant, provided that a vested nonqualified stock option may be exercised up to 12 months after the optionee's death.  Awards granted under the 2007 Equity Plan are generally subject to vesting at the discretion of the Compensation Committee of the Board of Directors (the “Committee”).  As of March 31, 2009; 105,735 shares were available for issuance under the 2007 Equity Plan.

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

Employee Qualified Stock Purchase Plan

The Company has offered an employee qualified stock purchase plan (“Employee Plan”) under which rights are granted to purchase shares of common stock at 85% of the lower of the market value of such shares at the beginning of a six month offering period or at the end of that six month period. Under the Employee Plan, the Company is authorized to issue up to 83,333 shares of common stock. 7,563 common stock shares were purchased in fiscal 2009 and 5,734 common stock shares were purchased in fiscal 2008.  Shares available for future purchase under the Employee Plan were 26,774 at March 31, 2009.

Savings and Investment Plan

The Company has established a defined contribution plan that covers substantially all U.S. employees. Employee contributions of up to 4% of each U.S. employee’s compensation will be matched by the Company based upon a percentage to be determined annually by the Board. Employees may contribute up to 15% of their compensation, not to exceed a prescribed maximum amount. The Company made contributions to the plan of $13, $15, and $13 in the years ended March 31, 2009, 2008, and 2007, respectively.

Note 11.  Stock Based Compensation

A summary of stock option and warrant activity during the year ended March 31, 2009 is as follows:

		Weighted Average	Weighted Average Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (in Years)	Intrinsic Value
Beginning outstanding	2,207,307	$10.72
Granted
Price=market value	471,563	2.62
Total	471,563	2.62
Exercised	--	0.00
Cancelled
Forfeited	(57,165)	4.33
Expired	(47,203)	34.94
Total	(104,368)	18.17

Ending outstanding	2,574,502	$8.94	4.34	$-
Ending vested and expected to vest	2,505,752	$9.10	4.21	$-
Ending exercisable	1,889,614	$11.01	2.62	$-

The aggregate intrinsic value of options and warrants outstanding at March 31, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of March 31, 2009.

The weighted average estimated grant date fair value, as defined by SFAS No.123R for stock options granted during fiscal 2009, 2008, and 2007 was $1.91, $2.93, and $3.03 per option, respectively.

The following table summarizes information with respect to stock options and warrants outstanding as of March 31, 2009:

Range of						Weighted Average
Exercise Prices		Number Outstanding As of	Weighted Average Remaining	Weighted Average	Number Exercisable As of	Exercise Price As of
		December 31, 2008	Contractual Term (in years)	Exercise Price	December 31, 2008	December 31, 2008
$2.20	$2.20	20,000	9.62	$2.30	--	$--
2.34	2.34	358,847	9.60	2.34	--	--
3.44	4.20	278,561	8.83	4.08	62,769	4.08
4.60	4.68	261,965	6.93	4.60	183,488	4.61
5.26	8.28	277,064	4.23	6.65	266,542	6.66
12.00	12.00	1,284,990	1.43	12.00	1,284,990	12.00
12.36	92.26	85,996	2.83	21.45	84,746	21.53
92.52	92.52	4,165	0.88	92.52	4,165	92.52
99.00	99.00	2,498	0.99	99.00	2,498	99.00
105.00	105.00	416	3.48	105.00	416	105.00

$2.20	$105.00	2,574,502	4.34	$8.94	1,889,614	$11.01

The weighted average estimated grant date fair values per share, for rights granted under the employee stock purchase plan during fiscal 2009, 2008, and 2007 were $1.88, $3.88, and $3.82, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock award activity for the period ended March 31, 2009:

		Weighted Avg.
	Number of	Grant Date
	Shares	Fair Value
Balance March 31, 2008	349,718	$4.97
Granted	-	$-
Forfeited	(38,996)	$-
Vested	(214,032)	$2.13
Balance, March 31, 2009	96,690	$1.10

The weighted average estimated grant date fair value, as defined by SFAS No.123R and SFAS 123 (for fiscal 2006), for restricted stock awards granted during fiscal 2009, 2008, and 2007 was $3.56, $4.63, and $5.32 per award, respectively.

As of March 31, 2009 there was $1,740 of total unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted average period of 2 years.

Total stock-based compensation expense related to stock options and RSUs for the year ended March 31, 2009, 2008 and 2007 was $892, $1,022 and $1,803, respectively.  The total compensation expense related to non-vested stock options and RSUs not yet recognized for March 31, 2009 is $1,740 which is expected to be recognized over a weighted average period of two years.

Note 12.  Geographical Information

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

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment, and are attributed to the geographic location in which they are located.  Net sales and long-lived assets by geographic region were as follows:

	Years Ended March 31,
	2009	2008	2007
United States	$9,359	$9,262	$7,398
Asia	1,046	10,775	9,050
Germany	791	2,879	3,115
Europe, excluding Germany	1,874	10,009	2,700
Total sales	$13,070	$32,925	$22,263

	March 31,
Long-Lived assets at year-end:	2009	2008
United States	$ 1,142	$ 1,195
Europe	11	18
Total Long-lived assets	$ 1,154	$ 1,213

The Company’s sales are primarily to manufacturers. The composition of our top five customers changes from year to year, but net system sales to our top five customers in fiscal 2009, 2008, and 2007 accounted for 89.2%, 87.2%, and 77.8%, respectively, of total net system sales. A leading supplier in the integrated circuit and MEMS sensor market, SVTC Tech, LLC, and Diodes Fab Tech Inc. accounted for 15.7%, 15.3% and 13.9%, respectively, of our total revenue in fiscal 2009.  ST Microelectronics accounted for 57.8% of our total revenue in fiscal 2008.  ST Microelectronics and International Rectifier accounted for 43.1% and 13.4% respectively, of our total revenue in fiscal 2007.  Other than the previously listed customers, no single customer represented more than 10% of the Company’s total revenue in fiscal 2009, 2008, and 2007.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.   As of March 31, 2009, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, such disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of March 31, 2009.  Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of March 31, 2009 has not been audited by Burr, Pilger & Mayer LLP, an independent registered public accounting firm, as stated in their report appearing above.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

None.

PART III

Certain information required by Part III is allowed to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Audit Committee Report included in the Proxy Statement.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedule

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

The Company’s Financial Statements and notes thereto appear in this Form 10-K according to the following Index of Consolidated Financial Statements:

(2)	Financial Statement Schedule

Page
Schedule II — Valuation and Qualifying Accounts	27

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
10.24
Asset Purchase Agreement between Tegal Corporation, Alcatel Micro Machining Systems, a French corporation, and Alcatel Lucent, a French corporation, dated September 2, 2008, (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2008).

**10.25
Tegal Corporation Executive Severance Plan between Tegal Corporation and Steve Selbrede, Paul Werbaneth, and Scott Brown, approved by the Compensation Committee of the Board of Directors on December 15, 2008, (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2008).

21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm – Burr, Pilger & Mayer LLP.
24.1	Power of Attorney (included on signature page hereto).
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.

†	Registrant has been granted confidential treatment pursuant to Exchange Act Rule 24b-2 for portions of this exhibit.

**         Management contract for compensatory plan or arrangement.

TEGAL CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2007, 2008, 2009

Description	Balance At	Charged to	Charged		Balance at
	Beginning of Year	Costs and Expenses	Other Accounts	Deductions	End of Year
Year ended March 31, 2007:
Allowances for doubtful accounts	$(179)	(134)	-	33	$(280)
Sales returns and allowances	(25)	(102)	-	-	(127)
Cash discounts	(2)	(5)	-	1	(6)
Year ended March 31, 2008:
Allowances for doubtful accounts	$(280)	150	-	8	$(122)
Sales returns and allowances	(127)	59	-	(1)	(69)
Cash discounts	(6)	6	-	-	-
Year ended March 31, 2009:
Allowances for doubtful accounts	$(122)	(64)	-	-	$(186)
Sales returns and allowances	(69)	48	-	-	(21)
Cash discounts	-	-	-	-	-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tegal Corporation

By:  /s/thomas r. mika
Thomas R. Mika
President, Chief Executive Officer and Chairman of the Board
Dated:  June 26, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas R. Mika and Christine T. Hergenrother, his or her attorney-in-fact and agent, each with the  power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS R. MIKA	President, CEO, and Chairman of the Board	June 26, 2009
Thomas R. Mika	(Principal Executive Officer)

/s/ CHRISTINE T. HERGENROTHER*	Chief Financial Officer (Principal	June 26, 2009
Christine T. Hergenrother	Financial and Accounting Officer)

/s/EDWARD A. DOHRING*	Director	June 26, 2009
Edward A. Dohring

/s/JEFFREY M. KRAUSS*	Director	June 26, 2009
Jeffrey M. Krauss

/s/ CARL MUSCARI*	Director	June 26, 2009
Carl Muscari

/s/GILBERT BELLINI *	Director	June 26, 2009
Gilbert Bellini

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended.
3.2	Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 included in Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006).
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

† Registrant has been granted confidential treatment pursuant to Exchange Act Rule 24b-2 for portions of this exhibit.

** Management contract for compensatory plan or arrangement.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-128953, 333-12473, 333-66781, 333-88373, 333-51294, 333-110650, and 333-119272), Form S-2 (No. 333-83840), and Form S-3 (Nos. 333-127494, 333-128943, 333-38086, 333-94093, 333-52265, 333-107422, 333-108921, 333-113045, 333-116980, and 333-118641) of Tegal Corporation of our report (which contains an explanatory paragraph relating to the Company’s ability to continue as a going concern as described in Note 1 to the consolidated financial statements) dated June 25, 2009 relating to the consolidated financial statements and financial statement schedule as of and for the years ended March 31, 2009, 2008 and 2007 which appear in this Form 10-K.

Burr Pilger & Mayer LLP
San Francisco, California
June 25, 2009

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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
Date:  June 26, 2009
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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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
Date:  June 26, 2009
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the amended Annual Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-K for the year ending March 31, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, Thomas R. Mika, President and Chief Executive Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Thomas R. Mika
Chief Executive Officer and President
June 26, 2009

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the amended Annual Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-K for the year ending March 31, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, Christine Hergenrother, Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Christine Hergenrother
Chief Financial Officer
June 26, 2009