Form 10-K/A
TEGAL CORP /DE/
filed 2009-07-28
CIK 931059

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

DOCUMENTS INCORPORATED BY REFERENCE

See “Explanatory Note.”

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Tegal Corporation for the fiscal year ended March 31, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on June 26, 2009 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended March 31, 2009. We are also including as exhibits the current certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to June 26, 2009. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Tegal Corporation. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

PART III

Item 10.  Directors and Executive Officers of the Registrant

DIRECTORS

The following table sets forth information regarding our directors as of July 13, 2009:

Name	Age	Director Since	New Term Will Expire
Gilbert Bellini, Director	53	2008	2009
Jeffrey M. Krauss, Director	52	1992	2009
Thomas R. Mika, President, CEO and Chairman of the Board	58	2006	2009
Carl Muscari, Director	57	2007	2009

Gilbert Bellini joined the Board of Directors on September 23, 2008.  Mr. Bellini has served as President of Alcatel Micro Machining Systems (“AMMS”) since March 2006.  The assets of AMMS were acquired by Tegal in September 2008. From 1980 until 2006, Mr. Bellini held various management positions in software development, equipment engineering, and industrial equipment product lines for Alcatel-Lucent.  Mr. Bellini was the contributor to the launch of the deep etching of silicon at Alcatel and has been managing AMMS’s deep-etching business since its creation in 1999.  Mr. Bellini holds a Bachelor of Science degree in Electronics from the University of Grenoble in France, followed with several internal International Business Education Training courses at Alcatel-Lucent.

Jeffrey M. Krauss has served as a director of Tegal since June 1992. Since April 2000, Mr. Krauss has been a Managing Member of Psilos Group Managers, LLC, a New York based venture capital firm, and a Managing Member of the general partner of Psilos Group Partners I, LP, Psilos Group Partners II, LP, Psilos Group Partners II-S, LP and Psilos III, each a venture capital partnership. From 1990 until April 2000, Mr. Krauss was a general partner of the general partner of Nazem & Company III, L.P. and Nazem & Company IV, L.P., both venture capital funds. He was also a general partner of the general partner of The Transatlantic Fund, a joint venture capital fund between Nazem & Company and Banque Nationale de Paris of France. Prior to joining Nazem & Company, Mr. Krauss was a corporate attorney with the law firm of Simpson Thacher & Bartlett, where he specialized in leveraged buyout transactions. He currently serves as a director of several private companies.

Thomas R. Mika has served as a director of Tegal since 2006.  Mr. Mika was appointed our President and Chief Executive Officer in March 2005 and appointed Chairman of the Board in October 2006. Mr. Mika also served on our Board of Directors of Tegal from 1992 to 2002, which included periods of service as the Chairman of the Compensation Committee and a member of the Audit Committee, until he was appointed as Executive Vice President and Chief Financial Officer in August 2002Mr. Mika has more than 25 years of senior management, finance and consulting experience. Mr. Mika played a key role in company management, including managing the activities leading to our initial public offering in 1995. Prior to becoming our Executive Vice President and Chief Financial Officer, Mr. Mika founded IMTEC, a boutique investment firm active in the management of several companies. In addition to completing multiple private equity financings, joint ventures, acquisitions and license agreements on behalf of his clients, he held senior positions with Soupmasters International, Inc., where he served as President & CEO, and Disc International, Ltd., a software firm, where he served as Chief Executive. Mr. Mika was also a director of Metrologix, a semiconductor metrology company, from the time of its initial start-up until its sale to KLA-Tencor Corp. Prior to forming IMTEC, Mr. Mika was a managing consultant with Cresap, McCormick & Paget and a policy analyst for the National Science Foundation. He holds a Bachelor of Science degree in microbiology from the University of Illinois at Urbana-Champaign and a Master of Business Administration degree from the Harvard Graduate School of Business.

Carl Muscari has served as a director of Tegal since November 2007. Mr. Muscari is currently the Chief Executive Officer of MSRC Co. (“MSRC”), a leading independent distributor of computer and electronics components based in Brentwood, NH.  During his four-year tenure at MSRC, Mr. Muscari has been credited with the turn-around and modernization of this privately-held company.  From 1999 until 2003, Mr. Muscari served as Chairman and CEO of Video Network Communications, Inc. (“VNCI”), based in Portsmouth, NH.  Prior to VNCI, Mr. Muscari was President of Acuity Imaging, Inc., a machine vision company, and President  & CEO of Exos, Inc. a private company with force-feedback controls technology incorporated into home video, arcades and PCs, which was sold to Microsoft in 1996.  He was Executive Vice President and Chief Operating Officer of Madison Cable Corp., a high volume manufacturer of electronic cable for the computer industry, and the Vice President and General Manager of the Seals Division of Ferrofluidics Corp., a major supplier to the semiconductor, disk drive and aerospace industries.  Mr. Muscari began his career at Westinghouse Corporation, where he was a thermal-hydraulic engineer and a production manager for Sun Chemical Corporation. Mr. Muscari holds a BS Mechanical Engineering degree from Cornell University, an MS Engineering degree from the Massachusetts Institute of Technology and an MBA from the Harvard University Graduate School of Business.

All directors hold office until our next annual meeting of the stockholders and until their successors have been duly elected or qualified. There are no family relationships between any of our directors or executive officers.

EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of July 13, 2009:

Name	Age	Position
Thomas R. Mika	58	President and Chief Executive Officer
Scott Brown	52	Vice President, Sales for North America
Peter Dijkstra	46	Vice President, Global Sales and Distribution
Christine T. Hergenrother	44	Vice President, Chief Financial Officer and Treasurer
Paul Werbaneth	51	Vice President, Marketing and Applications

For information on Mr. Mika’s background, see “Directors” above.

Scott Brown joined Tegal as Vice President of Sales for North American in February 2006. From 2000 to 2006, Mr. Brown held sales positions with Trikon Technologies which merged with Aviza Technologies, prior to joining Tegal, Mr. Brown was Senior Vice President of North American Sales and Operations at Aviza Technologies.  From 1984 through 2000, Mr. Brown held senior sales management roles with Trikon Technologies, Inc., Eaton Corporation, Sputtered Films, Inc. and Materials Research Corporation. He also has extensive experience in process engineering roles at TRW, McDonnell Douglas Commodore Semiconductor and Rockwell.  Peter Dijkstra joined Tegal as Vice President of Global Sales and Distribution in November 2008.  Mr. Dijkstra has more than 25 years of experience in semiconductor capital equipment market implementing global sales and service strategies. Most recently, Mr. Dijkstra was the Director Worldwide Sales & Customer Support for Alcatel Micro Machining Systems (AMMS), a subsidiary of Alcatel-Lucent, where he was responsible in Europe for the Alcatel-Comptech tools, and acted as the key account manager for Canon Sales Japan Mr. Dijkstra also held positions of field engineer, Sales Support Engineer and Sales Manager. The assets of AMMS were acquired by Tegal in September 2008.  Mr. Dijkstra also held senior engineering positions at The Institute for Atomic and Molecular Physics of the Foundation for Fundamental Research on Matter, and he has a degree from the maritime Academy with emphasis in HF Electronics and Telecommunications.

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

Paul Werbaneth was appointed our Vice President of Marketing and Applications in October 2008.  Mr. Werbaneth first joined Tegal in 1983 as a process support engineer.  He held various engineering and marketing positions from 1983 - 2004 when he transferred to Tegal Japan as the Managing Director.  Following his assignment in Japan, he held senior management positions in the Marketing department from 2004 through October 2008 for Tegal USA.  He holds a Bachelor of Science degree in Chemical Engineering from Cornell University, and has worked for more than 25 years in semiconductor process engineering, technical marketing, and business management positions at Intel, Hitachi America Ltd., and Tegal.  Mr. Werbaneth is a member of the Steering Committee of the Advanced Semiconductor Manufacturing Conference (ASMC 2004 Conference Co-Chair), serves on the Technical Program Committee for CS MANTECH, and is an active member of the MEMS Industry Group.  Mr. Werbaneth is also the author or co-author of more than 45 papers and articles on the topics of semiconductor processing, plasma etch processes, and the semiconductor capital equipment business.

There are no family relationships between any of our directors or executive officers.

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

Audit Committee

The Board of Directors has established a standing Audit Committee.  The Audit Committee, consisting of Messrs. Dohring and Krauss (Chairman) at the fiscal year end March 31, 2009, reviews the adequacy of internal controls and the results and scope of the audit and other services provided by our independent auditors. The Audit Committee meets periodically with management and the independent auditors.  Since the fiscal year end March 31, 2009, Mr. Dohring resigned from the Company’s Board of Directors, and Mr. Krauss is the sole member of the Audit Committee.

Each member of our Audit Committee meets the enhanced independence standards established by the Sarbanes-Oxley Act of 2002 and related rulemaking of the Securities and Exchange Commission, or SEC. The Board of Directors has further determined that Mr. Krauss, Chairman of the Audit Committee, is an “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC, by virtue of his relevant experience listed in his biographical summary provided above.

Noncompliance

On June 16, 2009, we notified The NASDAQ Stock Market that, as a result of the resignation of Edward A. Dohring from its Board, we no longer complied with NASDAQ's independent directors requirement for continued listing as set forth in NASDAQ Listing Rule 5606(b)(1) and NASDAQ's audit committee composition requirements for continued listing as set forth in NASDAQ Listing Rule 5605(c)(2)(A). We currently have four directors, only two of whom the Board has determined to be an "independent director" as such term is defined in NASDAQ Listing Rule 5605(a)(2).  On June 19, 2009, we received a letter from NASDAQ indicating that, in accordance with Rules 5605(b)(1) and 5605(c)(4) of the NASDAQ Listing Rules, NASDAQ will provide us a cure period to regain compliance equal to the earlier of our next annual shareholders' meeting or June 16, 2010, or, if the next annual shareholders' meeting is held before December 14, 2009, then the we must evidence compliance no later than December 14, 2009. We intend to evaluate candidates who are qualified to serve on the Board and the Audit Committee of the Board.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee is comprised of Messrs. Muscari (Chairman) and Krauss. The Nominating/Corporate Governance Committee held no meetings in fiscal 2009, but met informally on several occasions to discuss particular candidates and matters related to corporate governance. The functions of the Nominating/Corporate Governance Committee are to identify qualified candidates for election to the Board of Directors and establish procedures for the director candidate nomination and evaluation. The Board of Directors has adopted a Nominating/Corporate Governance Committee charter, a copy of which is posted on our website at www.tegal.com.

The Nominating/Corporate Committee strives for a mix of skills and diverse perspectives that are essential for the Board of Directors. In selecting the nominees, the Nominating/Corporate Committee assesses the independence, business judgment, management, accounting and finance, industry and technology knowledge, understanding of manufacturing, leadership, strategic vision, knowledge of international markets and marketing. Further criteria include a candidate’s personal and professional ethics, integrity and values, as well as the willingness to devote sufficient time to attend meetings and participate effectively on the Board of Directors.  The Nominating/Corporate Governance Committee intends to evaluate candidates who are qualified to serve on the Board and the Audit Committee of the Board so as to comply with NASDAQ Listing Rules 5606(b)(1) and 5605(c)(2)(A) within the cure period provided by NASDAQ Listing Rules 5605(b)(1) and 5605(c)(4).

CODE OF BUSINESS CONDUCT AND ETHICS

Our Code of Business Conduct and Ethics is available to stockholders, upon written request, and is posted on the Company’s website at www.tegal.com. If you would like a copy of our Code, please send your request to: Christine Hergenrother, Secretary, Tegal Corporation, 2201 South. McDowell Boulevard, Petaluma, California  94954.

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

To our knowledge, based solely on our review of such reports or written representations from certain reporting persons, we believe that all of the filing requirements applicable to our officers, directors, greater than 10% beneficial owners and other persons subject to Section 16 of the Exchange Act were complied with during the year ended March 31, 2009.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Programs and Philosophy

Our philosophy is to provide a total compensation package that is competitive with the prevailing practices for our industry and geographic locations. We believe that there should be a strong link between pay and performance, both at the Company level and the individual level. Although we believe that exceptional individual performance should be rewarded, we believe that such rewards should not be made unless there has been strong Company performance as well.

Components of Tegal’s Compensation Program

There are four major elements that comprise Tegal’s executive officer compensation program: (i) base salary; (ii) annual cash bonus, (iii) long-term incentives, such as stock options and restricted stock unit awards; and (iv) retirement benefits provided under a 401(k) plan and health benefits. Tegal has selected these elements because each is considered useful and/or necessary to meet one or more of the principal objectives of our compensation policy. For instance, base salary and bonus target percentages are set with the goal of attracting and retaining employees, adequately compensating them on a day-to-day basis for the time spent and the services they perform and rewarding them for achievement at specified levels of financial and individual performance. Our equity awards are intended to provide an incentive and reward for the achievement of long-term business objectives, including achievement of our financial goals and growth of the Company. Tegal believes that these elements of compensation, when combined, are effective, and will continue to be effective, in achieving the objectives of our compensation programs.

Tegal’s compensation program is intended to assure that the Company’s compensation and benefits policies attract, motivate and retain the key employees necessary to support the Company’s growth and success, both operationally and strategically. The Company intends to design and implement compensation and benefit programs for the Company’s officers and other executives in order to meet these guiding principles. To meet these objectives, Tegal has adopted the following overriding policies:

•	Use total cash compensation (salary plus annual cash bonus) to recognize appropriately each individual officer’s scope of responsibility, role in the organization, experience and contributions; and

•	Reward performance by:

•	Providing short-term bonus compensation by establishing a bonus plan to reward corporate and individual achievement; and

•
Providing long-term incentives in the form of stock options and restricted stock unit awards in order to retain those individuals with the leadership abilities necessary for increasing long-term stockholder value while aligning the interests of our officers with those of our stockholders.

The above policies were established by the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) in setting executive officer compensation, including the assessment of the appropriate allocation among salaries, short- and long-term incentives. Other considerations include Tegal’s business objectives, competitive practices and trends and regulatory requirements.

Oversight of Executive Compensation

Tegal’s executive compensation program is overseen and administered by the Committee, which is comprised entirely of independent directors as determined in accordance with various Nasdaq Stock Market, Securities and Exchange Commission and Internal Revenue Code rules.

The Committee meets regularly with Tegal’s President and Chief Executive Officer, Mr. Mika, to obtain recommendations with respect to Company compensation programs, practices and packages for executives, other employees and directors. Mr. Mika makes recommendations to the Committee on the base salary, bonus targets and equity compensation for the executive team and other employees. The Committee considers, but is not bound to and does not always accept, Mr. Mika’s recommendations with respect to executive compensation. The Committee seriously considers proposals made by Mr. Mika, and executive compensation levels established for fiscal 2009 were generally based upon recommendations made by Mr. Mika.

Mr. Mika attends some of the Committee’s meetings, but the Committee also regularly holds executive sessions not attended by any members of management or non-independent directors. The Committee discusses Mr. Mika’s compensation package with him, but makes decisions with respect to Mr. Mika’s compensation without him present. The Committee has the ultimate authority to make decisions with respect to the compensation of our named executive officers. All grants of stock options to newly-hired employees and to existing employees are made by the Committee or the Board at regularly scheduled quarterly meetings. The Committee also has authorized Mr. Mika to make salary adjustments and short-term incentive (bonus) decisions for all employees other than executive officers.

The Committee reviews the compensation program on an as-needed basis. In setting compensation levels for a particular executive, the Committee takes into consideration the proposed compensation package as a whole and each element individually, as well as the executive’s past and expected future contributions to our business.

In determining the particular elements of compensation that will be used to implement Tegal’s overall compensation policies, the Committee reviews the Company’s financial performance, and the continued improvement expected in the coming fiscal year operating budgets, difficulties still facing the Company in achieving its operating budget, achievement of targeted revenue, gross profit and operating expense levels, as well as the competitive environment in which the Company operates.

Reliance on Compensation Consultants

The Committee has the authority to engage its own independent advisors to assist in carrying out its responsibility. In fiscal 2009, the Committee did not retain a compensation consultant.

Base Salary

The base salary for each named executive officer is generally established through negotiation at the time the executive is hired, taking into account the executive’s qualifications, experience, prior salary and competitive salary information.  Each year, the Compensation Committee determines whether to approve merit increases to our named executive officers’ base salaries based upon their individual performance and the recommendations of Mr. Mika.  As a result of such a review, salaries for our named executive officers during fiscal 2009 remained unchanged from fiscal 2008.

Bonus Plan

In order to motivate executives and managers in the attainment of our annual goals and to enhance our ability to attract and retain key managerial employees through a competitive compensation package, in past years we have adopted an annual performance bonus plan for certain executives and managers. Under this plan, each named executive officer or manager typically has an annual bonus incentive target expressed as a percentage of that executive’s or manager’s base salary. For fiscal 2009, however, no firm target bonuses were established.  As a result of the Company’s failure to meet its annual financial plan goals, the compensation committee determined that no performance bonuses would be paid.

Long-Term Incentive Compensation

Tegal provides long-term incentive compensation through awards of stock options and restricted stock units that generally vest over multiple years. Tegal’s equity compensation program is intended to align the interests of our officers with those of our stockholders by creating an incentive for our officers to maximize stockholder value. The equity compensation program also is designed to encourage our officers to remain employed with Tegal in a very competitive labor market.

Equity-based incentives are granted to our officers under Tegal’s stockholder-approved equity incentive plan. The Committee has in the past several years only granted equity awards to executive officers at its scheduled meetings. Grants approved during scheduled meetings become effective and are priced as of the date of approval, or a predetermined future date (for example, new hire grants are effective as of the later of the date of approval or the newly hired employee’s start date), provided that if public announcement of material information other than quarterly earnings is anticipated, the grant date may be deferred at the discretion of the Board or Committee until after release of such information. All grants of stock options or other equity awards to newly-hired employees are made by the Committee or the Board at regularly scheduled quarterly meetings. The exercise price of all options is at the closing price of the Company’s common stock on the grant date, as reported by the Nasdaq Stock Market.

The Committee believes that stock options and restricted stock unit awards can be effective tools for meeting Tegal’s compensation goal of increasing long-term stockholder value by tying the value of the stock options and restricted stock awards to Tegal’s performance in the future. The number of options and restricted stock units the Committee grants to each officer and the vesting schedule for each grant is determined based on a variety of factors, including the Committee’s goal of increasing the proportion of long-term incentive compensation awarded to executive officers. The stock options granted in fiscal 2009 were based upon recommendations given by Mr. Mika, as well as the Committee’s own view as to the performance of each executive.  These stock option awards vest 25% per year over four years and have a ten-year term. All stock option grants have a per share exercise price equal to the fair market value of Tegal’s common stock on the grant date.  No restricted stock units were awarded in 2009 to the named executive officers.

Other Benefits and Perquisites

Our named executive officers are eligible to participate in the Tegal Corporation Employee Savings and Retirement Plan (the “401(k) Plan”). Under the 401(k) Plan, all Tegal employees are eligible to participate and to receive matching contributions from Tegal that are subject to vesting over time.

Tegal also offers a number of other benefits to the named executive officers pursuant to benefit programs that it maintains for broad-based employee participation. These benefits programs include medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, business travel insurance, educational assistance, employee assistance and certain other benefits.

In addition, Tegal provides an automobile allowance of $9,000 per year to Scott Brown, Tegal’s Vice President, Sales North America.

Accounting and Tax Considerations

In designing its compensation programs, Tegal takes into consideration the accounting and tax effect that each element will or may have on Tegal and the executive officers and other employees as a group. Tegal recognizes a charge to earnings for accounting purposes when either stock options or restricted stock unit awards are granted. In addition, since restricted stock unit awards provide immediate value to employees once vested, while the value of stock options is dependent on future increases in the value of Tegal stock, Tegal may be able to realize the same retention value from a smaller number of shares of restricted stock units as compared to stock options.

In addition, Tegal has not provided any executive officer or director with a gross-up or other reimbursement for tax amounts the executive might pay pursuant to Section 280G or Section 409A of the Internal Revenue Code.

In determining which elements of compensation are to be paid, and how they are weighted, Tegal also takes into account whether a particular form of compensation will be considered “performance-based” compensation for purposes of Section 162(m) of the Internal Revenue Code. Under Section 162(m), Tegal generally receives a federal income tax deduction for compensation paid to certain executive officers only if the compensation is less than $1 million during any fiscal year or is “performance-based” under Section 162(m). Our Committee currently intends to continue seeking a tax deduction for all of Tegal’s executive compensation, to the extent we determine it is in the best interests of Tegal. All of the stock options granted to our executive officers qualify under Section 162(m) as performance-based compensation.

Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that Tegal specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

We, the Compensation Committee of the Board of Directors of Tegal Corporation, have reviewed and discussed the Compensation Discussion and Analysis contained in this proxy statement with management. Based on such review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Tegal’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2009.

Submitted on July 22, 2009 by the members of the Compensation Committee of the Board of Directors.

THE COMPENSATION COMMITTEE

Carl Muscari, Chair
Jeffrey M. Krauss

EXECUTIVE COMPENSATION

The following table shows, for the fiscal year ended March 31, 2009, the cash compensation paid by us and our subsidiaries as well as certain other compensation paid or accrued for those years for services in all capacities to the persons serving as the Chief Executive Officer during fiscal 2009 and the other two most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in fiscal 2009, which executives are referred to as the “named executive officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (4)	Bonus ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Thomas Mika Chairman, President & CEO	2009 2008	285,208 272,776	0 177,500	32,000 24,257	1,191 4,000	478,532 478,532
Christine Hergenrother Vice President, CFO	2009	175,150	0	5,916	402	251,679
Scott Brown Vice President, Sales N. America	2009 2008	230,416 222,640	0 16,500	1,465 2,819	9,707 9,720	251,679 251,679

(1)
The amounts included in the “Option Awards” column represent the compensation cost that was recognized by the Company in the relevant fiscal year related to grants of options during such fiscal year and previous fiscal years determined in accordance with SFAS 123R, without regard to estimates for forfeitures. The valuation assumptions used in determining such amounts are described in Note 1 to our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended March 31, 2009.

(2)
All other compensation in fiscal 2009 includes for all individuals the value of the Company’s match under the 401(k) Plan. In addition, for Messrs. Brown, the amount reflects $9,000 each for an annual automobile allowance.

(3)	This amount includes commissions paid to Mr. Brown in the amount of $64,521 in fiscal 2009 and $56,762 in fiscal 2008.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2009

The following table shows certain information regarding grants of plan-based awards to the named executive officers made during the fiscal year ended March 31, 2009.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Option Awards ($/Sh) (2)
Thomas Mika	11/5/2008	218,462	2.34	320,222
Christine Hergenrother	11/5/2008	40,385	2.34	59,196
Scott Brown	11/5/2008	10,000	2.34	14,658

(1)
Options vest at a rate of twenty-five percent of the shares on the first anniversary of the date the option is granted, twenty-five percent of the shares on the second anniversary of the date the option is granted, and 2.083% of the shares on the last day of each month commencing with the 25th month, with full vesting on the last day of the 48th month following the date the option is granted.

(2)
The amounts set forth in the “Grant Date Fair Value of Option Award” column are the full grant date fair value of the awards as determined in accordance with SFAS 123R. The valuation assumptions used in determining such amounts are described in Note 1 to our consolidated financial statements included in this annual report on Form 10-K for the fiscal year ended March 31, 2009.

.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth the outstanding stock options held by the named executive officers at March 31, 2009:

Name	Options Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) (1) Unexercisable	Option Exercise Price ($)	Option Expiration Date (2)
Thomas Mika		218,462	2.34	11/5/2018
	25,913	77,737	4.20	12/18/2017
	10,552	5,787	4.60	11/15/2016

Christine Hergenrother		40,385	2.34	11/5/2018
	4,790	14,370	4.20	12/18/2017
	11,427	6,266	4.60	11/15/2016

Scott Brown		10,000	2.34	11/5/2018
	3,011	9,033	4.20	12/18/2017
	4,843	2,657	4.60	11/15/2016
	20,833	4,167	7.08	2/28/2016

(1)
Options vest at a rate of 25% of the shares on the first anniversary of the date the option is granted, 25% of the shares on the second anniversary of the date the option is granted, and 2.083% of the shares on the last day of each month commencing with the 25th month, with full vesting on the last day of the 48th month following the date the option is granted.

(2)	The expiration date of each option occurs ten year after the date of grant of each option.

Employment and Change in Control Agreements

Tegal provides for certain severance benefits in the event that an executive’s employment is involuntarily or constructively terminated.  Such severance benefits are designed to alleviate the financial impact of an involuntary termination through salary (and, with respect to Mr. Mika and Ms. Hergenrother, bonus) with the intent of providing for a stable work environment. We believe that reasonable severance benefits for our executive officers are important because it may be difficult for our executive officers to find comparable employment within a short period of time following certain qualifying terminations. Tegal also believes these benefits are a means reinforcing and encouraging the continued attention and dedication of key executives of Tegal to their duties of employment without personal distraction or conflict of interest in circumstances which could arise from the occurrence of a change in control. We believe that the interests of stockholders will be best served if the interests of our senior management are aligned with them, and providing severance and change in control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that may be in the best interests of stockholders.

Tegal extends severance benefits because they are essential to help Tegal fulfill its objectives of attracting and retaining key managerial talent. These agreements are intended to be competitive within our industry and company size and to attract highly qualified individuals and encourage them to be retained by Tegal. While these arrangements form an integral part of the total compensation provided to these individuals and are considered by the Committee when determining executive officer compensation, the decision to offer these benefits did not influence the Committee’s determinations concerning other direct compensation or benefit levels. The Committee has determined that such arrangements offer protection that is competitive within our industry and company size and to attract highly qualified individuals and encourage them to be retained by Tegal.

Employment Agreements with Thomas R. Mika and Christine T. Hergenrother. Tegal has entered into an at-will employment agreement with each of Mr. Mika and Ms. Hergenrother. The employment agreements had an initial term of two years and are subject to annual automatic one year extensions unless either party provides prior notice of its intention not to renew. Under his agreement, Mr. Mika’s annual base salary is initially set at $284,000 per year subject to review and potential increase in accordance with Company policy. Under her  agreement, Ms. Hergenrother’s annual base salary is initially set at $175,000 per year subject to review and potential increase in accordance with Company policy.The employment agreement also provides for an annual target bonus equal to a specified percentage of annual base salary (50% for Mr. Mika and 30% for Ms. Hergenrother) payable upon achievement of targets and other objectives set by the Board and for annual long-term incentive awards with a fair market value on the date of grant equal to a specified percentage of annual base salary (100% for Mr. Mika and 30% for Ms. Hergenrother).

The employment agreement with Mr. Mika provides that in the event that Mr. Mika’s employment is terminated by us other than for “cause”, if he resigns for “good reason,” dies or becomes disabled, or if we give notice of nonrenewal of the term, he will receive continued payments of base salary for a period of twenty-four months following the date of termination, plus an amount equal to two times the average annual incentive bonus paid to Mr. Mika for the three most recently completed fiscal years in which a cash bonus program covering Mr. Mika was in effect or a cash bonus was actually paid, payable in equal installments over a period of twenty-four months following the date of termination. In the event that within twelve months following a “change of control,” he is terminated by us other than for “cause” or if he resigns for “good reason”, the severance benefits will be payable in a lump sum and any long-term incentive awards outstanding shall become fully vested, and if applicable, exercisable.

The employment agreement with Ms. Hergenrother provides that in the event that her employment is terminated by us other than for “cause”, if she resigns for “good reason,” dies or becomes disabled, or if we give notice of nonrenewal of the term, she will receive continued payments of base salary for a period of twelve months following the date of termination, plus an amount equal to the average annual incentive bonus paid to Ms. Hergenrother for the three most recently completed fiscal years in which a cash bonus program covering Ms. Hergenrother was in effect or a cash bonus was actually paid, payable in equal installments over a period of twelve months following the date of termination. In the event that within twelve months following a “change of control,” she is terminated by us other than for “cause” or if he resigns for “good reason”, the severance benefits will be payable in a lump sum and any long-term incentive awards outstanding shall become fully vested, and if applicable, exercisable.

For purposes of the employment agreements, “cause” generally means an executive’s willful engagement in an act or omission which is in bad faith and to the detriment of Tegal, his or her engagement in misconduct, gross negligence, or willful malfeasance, in each case that causes material harm to Tegal, his or her breach of the employment agreement, his or her habitual neglect of or material failure to perform his or her duties (other than any failure resulting solely from physical or mental disability or incapacity) after a written demand for performance is delivered to him or her by Tegal, his or her conviction of a felony or any crime involving moral turpitude, his or her use of drugs or alcohol in a way that either interferes with the performance of his or her duties or compromises the integrity or reputation of Tegal, his or her engagement in any act of dishonestly involving Tegal, his or her disclosure of confidential information of Tegal not required by his job duties, his or her engagement of commercial bribery or the perpetration of fraud.  An executive will have 45 days to cure any event which could lead to termination for cause, if such events are curable.

For purposes of the employment agreements, “good reason” generally means the assignment to an executive of principal duties or responsibilities, or the substantial reduction of his duties and responsibilities, either of which is inconsistent with his or her position, a material reduction in his or her annual base salary, except to the extent the salaries of other executives of Tegal are similarly reduced, a relocation of his or her principal place of business by more than 50 miles from either Petaluma or San Jose, California, or any material breach by Tegal of the employment agreement that is not cured within 45 calendar days following written notice of the breach to Tegal.

For purposes of the employment agreements, “change of control” generally means a sale of substantially all of the assets of Tegal, a merger of Tegal with or into another corporation in which the holders of at least 50% of Tegal’s outstanding voting power hold less than 50% of the outstanding voting power immediately after such merger, or during any period of two consecutive years, individuals who, at the beginning of such period, constitute the Board together with any new directors whose election by the Board or nomination for election by Tegal’s stockholders was approved by a vote of at least two-thirds of the directors then still in office who were either directors at the beginning of the two-year period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof.

Executive Severance Plan.  In addition, the Board has approved a severance program for executive officers which generally provides for severance in an amount equal to six month’s base salary in the event an executive officer’s employment is terminated by Tegal without cause, however, in the event that an executive officer is terminated by Tegal without cause within 12 months following a change of control, the Company will continue to pay such executive officer’s base salary for a period of 12 months.

For purposes of the executive severance program, the terms “cause” and “change of control” generally have the same meanings given to such terms in Mr. Mika’s employment agreement.

POTENTIAL PAYMENTS UPON TERMINATION

The following table summarizes potential change in control and severance payments to each named executive officer. The three right-hand columns describe the payments that would apply in three different potential scenarios — a termination of employment as a result of death, disability or our non-renewal of a written employment agreement; a termination of employment as a result of the named executive officer’s termination of employment by us other than for cause (or, with respect to Mr. Mika and Ms. Hergenrother, his or her resignation for good reason); or a termination of employment as a result of the named executive officer’s termination of employment by us other than for cause (or, with respect to Mr. Mika and Ms. Hergenrother, his or her resignation for good reason), in each case within 12 months following a change in control.  The table assumes that the termination or change in control occurred on March 31, 2009.

As of March 31, 2009
Name	Death, Termination as a Result of Disability or Non-Renewal of Employment Agreement	Termination without Cause (or, for Mr. Mika and Ms. Hergenrother, Resignation for Good Reason) Prior to a Change in Control or More than 12 Months Following a Change of Control	Termination without Cause (or, for Mr. Mika and Ms. Hergenrother, Resignation for Good Reason) Within 12 Months Following a Change of Control
Tom Mika
Cash Severance	$923,000 (1)	$923,000 (1)	$923,000 (2)
Option Award Acceleration (7)	--	----	----
Total	$923,000	$923,000	$923,000
Christine Hergenrother
Cash Severance	$214,375 (3)	$214,375 (3)	$214,375 (4)
Option Award Acceleration (7)	--	----	----
Total	$214,375	$214,375	$214,375
Scott Brown
Cash Severance	--	$82,500 (5)	$165,000 (6)
Option Award Acceleration (7)	--	----	----
Total	--	$82,500	$165,000

(1)	Amount represents 24 months of base salary plus two times the average annual incentive bonus paid to Mr. Mika for fiscal years 2007, 2008 and 2009, payable in 24 equal monthly installments.
(2)	Amount represents 24 months of base salary plus two times the average annual incentive bonus paid to Mr. Mika for fiscal years 2007, 2008 and 2009, payable in a lump sum.
(3)	Amount represents 12 months of base salary, plus one times the average annual incentive bonus paid to Ms. Hergenrother for fiscal years 2007, 2008 and 2009, payable in 12 equal monthly installments.
(4)	Amount represents 12 months of base salary, plus one times the average annual incentive bonus paid to Ms. Hergenrother for fiscal years 2007, 2008 and 2009, payable in a lump sum.
(5)	Amount represents 6 months of base salary, payable in 6 equal monthly installments.
(6)	Amount represents 12 months of base salary, payable in 12 equal monthly installments.
(7)
Amount represents the fair market value of our common stock on March 31, 2009 less the exercise price of the accelerated stock options, multiplied by the number of shares underlying the options subject to accelerated vesting.

Director Compensation for fiscal year ended March 31, 2009

Our outside directors currently receive an annual $15,000 retainer for service on the Board, meeting fees of $1,500 per Board meeting and $1,000 for the first 6 audit committee meetings and $750 for the first 6 nominating and compensation committee meetings not held in conjunction with a full Board meeting. Furthermore, directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings. Additionally, each committee chair receives an annual chair retainer as follows:  $7,500 for the Audit Committee chair, $5,000 for the Compensation Committee chair and $4,000 for the Nominating Committee chair. In addition, non-employee directors receive 8,333 stock options upon initial election or appointment to the Board and each director automatically receives 4,166 stock options upon election to the Board thereafter.

The following table shows director compensation during fiscal year 2009.

	For Fiscal Year Ended March 31, 2009
Name	Fees Earned or Paid in Cash ($)	Options ($) (1) (2)	Total ($)
Gilbert Bellini	__0_	9,204	9,204
Edward A. Dohring (3)	33,125	4,601	37,726
Jeffrey M. Krauss	37,500	4,601	42,101
Carl Muscari	28,125	4,601	32,726
H. Duane Wadsworth (4)	30,125	4,601	34,726

(1)
The amounts included in the  and “Options” columns represent the compensation cost that was recognized by the Company in fiscal year 2009 related to grants of options during fiscal year 2009 and previous fiscal years determined in accordance with  SFAS 123R, without regard to estimates for forfeitures. The valuation assumptions used in determining such amounts are described in Note 1 to our consolidated financial statements included in this annual report on Form 10-K for the fiscal year ended March 31, 2009.

(2)
The aggregate number of options outstanding at the end of fiscal 2009 for each non-employee director was as follows:  Mr. Bellini, 8,333 shares, Mr. Dohring, 58,643 shares; Mr. Krauss, 58,000 shares; Mr. Muscari 12,832 shares; and Mr. Wadsworth, 36,674 shares.

During fiscal 2009, the Board issued stock options to purchase 4,166 shares of Tegal common stock to each of Messrs. Dohring, Krauss, Muscari and Wadsworth, which stock options vest quarterly over a one-year period.  The full grant date fair value of each such award as determined in accordance with SFAS 123R was $18,406 In addition, in connection with his appointment to the Board, Mr. Bellini was issued stock options to purchase 8,333 shares of Tegal common stock, which stock options vest September 23, 2009.  The full grant date fair value of Mr. Bellini’s award as determined in accordance with SFAS 123R was $9,204.  The valuation assumptions used in determining such amounts are described in Note 1 to our consolidated financial statements included in this annual report on Form 10-K for the fiscal year ended March 31, 2009.

(3)	Mr. Dohring resigned from the Board on June 16, 2009.
(4)	Mr. Wadsworth resigned from the Board on February 15, 2009.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of March 31, 2009 for all of our equity compensation plans, including our Eighth Amended and Restated 1998 Equity Participation Plan, our 1990 Stock Option Plan, our Equity Incentive Plan, our 2007 Incentive Award Plan, and our Fifth Amended and Restated Stock Option Plan for Outside Directors.

Plan Category	Number of Securities to be Issued upon Exercise of all Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,574,502	$8.94	105,735 (1)
Equity compensation plans not approved by security holders	—	—	—
TotaTotal	2,574,502	$8.94	105,735 (1)

(1)	Excludes 23,774 shares remaining available for future issuance under our Employee Qualified Stock Purchase Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by our directors, the individuals named in the Summary Compensation Table, all directors and executive officers as a group and beneficial owners of more than 5% of our common stock as of July 13, 2009. For purposes of this proxy, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or dispose of securities, regardless of any economic interest therein. An asterisk denotes beneficial ownership of less than 1%. The address of each director and officer is c/o Tegal Corporation, 2201 South McDowell Boulevard, Petaluma, California 94954.

Name of Beneficial Owner	Position	Shares Beneficially Owned ( # ) (1)	Percent Of Class (%) (1)
Thomas R. Mika (2)	President & CEO	398,684	4.74
Christine Hergenrother (2)	Vice President & CFO	100,021	1.19
Scott Brown (2)	Vice President, North America Sales	59,357	*
Jeffrey M. Krauss (2)	Director	65,384	*
Gilbert Bellini (2)	Director	8,333	*
Carl Muscari(2)	Director	12.832	*
Directors and Named Executive Officers as a group (6 individuals)		755,832	8.98
Name and address of beneficial owner
Lloyd I Miller, III (3)	Investor	652,798	7.76
Bonanza Capital (4)	Investor	755,829	8.72
Special Situations Funds (5)	Investor	1,582,072	17.27
Alcatel Micro Machining Systems (6)	Investor	1,044,386	12.41

(1)
Applicable percentage of ownership is based on 8,415,676 shares of common stock outstanding as of July 13, 2009. The number of shares of common stock beneficially owned and calculation of percent ownership of each person or group of persons named above, in each case, takes into account those shares underlying warrants and stock options that are currently exercisable within 60 days of July 13, 2009, but which may or may not be subject to our repurchase rights, and shares of common stock that such person or group of person has the right to acquire within 60 days of July 13, 2009 pursuant to the vesting or distribution of restricted stock units.

(2)	Includes options to purchase shares of common stock that are exercisable within 60 days of July 13, 2009 and shares underlying RSUs that may be acquired within 60 days of July 13, 2009.

(3)
Based on information set forth in a Schedule 13-G/A filed with the SEC on February 12, 2009. Includes 506,687 shares of common stock with sole voting power and 146,111 shares of common stock with shared voting power. The address of the principal business is 4550 Gordon Drive, Naples, FL 34102.

(4)
Based on records of the Company’s transfer agent. Includes 501,420 shares of common stock and 256,410 shares of common stock underlying warrants beneficially owned by Bonanza Capital Ltd, Bonanza Master Fund, Ltd. Kenneth Miller is the portfolio manager for Bonanza Capital, whose offices are located at 300 Crescent Court, Suite 1740, Dallas, TX 75201.

(5)
Based on records of the Company’s transfer agent. Includes 1,227,456 shares of common stock and 745,843 shares of common stock underlying warrants beneficially owned by Special Situations Funds. Special Situations Fund III, L.P., holds 629,440 shares of common stock and 342,307 shares of common stock underlying warrants; Special Situations Cayman Fund, L.P., holds 173,076 shares of common stock and 86,538 shares of common stock underlying warrants; Special Situations Private Equity Fund, L.P., holds 178,461 shares of common stock and 151,391 shares of common stock underlying warrants; Special Situations Technology Fund, L.P., holds 33,717 shares of common stock and 23,944 shares of common stock underlying warrants; and Special Situations Technology Fund II, L.P., holds 212,762 shares of common stock and 141,663 shares of common stock underlying warrants. MGP Advisers Limited (“MGP”) is the general partner of Special Situations Fund III, L.P. and Special Situations Fund III QP, L.P. AWM Investment Company, Inc. (“AWM”) is the general partner of MGP and the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. SST Advisers, L.L.C. (“SSTA”) is the general partner of and investment adviser to the Special Situations Technology Fund, L.P. and the Special Situations Technology Fund II, L.P. MG Advisers, L.L.C. (“MG”) is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal) owners of MGP, AWM, SSTA and MG. Through their control of MGP, AWM, SSTA and MG, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above. Special Situations Funds are located at 527 Madison Avenue, Suite 2600, New York, NY 10022.

(6)	Based on the records of the Company’s transfer agent. Includes 1,044,386 of common stock with sole voting power. The address of the principal business is 12 Rue De La Baume 75008, Paris, France.

Item 13.  Certain Relationships and Related Transactions

On September 2, 2008, we, AMMS and Alcatel Lucent (“Alcatel” and together with AMMS, the “Sellers”), entered into an Asset Purchase Agreement pursuant to which we agreed to purchase certain equipment, intellectual property and other assets of the Sellers for an aggregate consideration of $5,000,000. This transaction was closed on September 16, 2008.  The Purchase Price was in the form of $1,000,000 in cash and $4,000,000 in shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), or 1,044,386 shares.  Pursuant to the Purchase Agreement, we agreed to appoint Gilbert Bellini to our board of directors. AMMS’ board designation right terminates upon the later of (a) the termination or expiration of certain customer services related agreements set forth in the Purchase Agreement, and (b) when AMMS beneficially owns less than 5% of the number of shares of Common Stock issued and outstanding (including the shares to be issued to the Sellers).

During fiscal year ended March 31, 2009, we paid AMMS $1,445,750 for services related to the manufacturing and installation of  DRIE systems.  We also purchased $259,294 of inventory from AMMS.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Burr, Pilger & Mayer LLP for the audit of our annual financial statements for the fiscal year ended March 31, 2009, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year ending March 31, 2009, and services that are normally provided by the Burr, Pilger & Mayer LLP in connection with statutory and regulatory filings and engagements for that fiscal year were approximately $388,000

The aggregate fees billed for professional services rendered by Burr, Pilger & Mayer LLP for the audit of our annual financial statements for the fiscal year ended March 31, 2008, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year ending March 31, 2008, and services that are normally provided by the Burr, Pilger & Mayer LLP in connection with statutory and regulatory filings and engagements for that fiscal year were approximately $298,000.

Audit-Related Fees

The aggregate fees billed by Moss Adams LLP for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees” were approximately $4,000 for the fiscal year ended March 31, 2009 and $9,000 for the fiscal year ended March 31, 2008.  The services for the fees disclosed under this category were for work done in relation to the review of prior year numbers in the Company’s form 10-K, Form S-8, and Form S-3.

The aggregate fees billed by Dal Pogetto & Co, LLP for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s 401K and are not reported above under “Audit Fees” were approximately $11,300 for the fiscal year ended March 31, 2009 and $11,000 for the fiscal year ended March 31, 2008.

Tax Fees

The aggregate fees billed by Burr, Pilger & Mayer, LLP for professional services rendered for tax compliance, tax advice, and tax planning were approximately $55,000 for the fiscal year ended March 31, 2009 and approximately $45,000 during the fiscal year ended March 31, 2008.

The aggregate fees billed by David L Wittrock CPA for professional services rendered for tax compliance, tax advice, and tax planning were approximately $25,000 for fiscal year ended March 31, 2009 and $25,000 for the fiscal year ended March 31, 2008.

The aggregate fees billed by Burr, Pilger & Mayer, LLP for professional services rendered for annual limitation of net operating loss utilization were approximately $20,000 for the fiscal year ended March 31, 2008.

The aggregate fees billed by David L Wittrock CPA for professional services rendered for the annual tax provision analysis were approximately $18,000 for the fiscal year ended March 31, 2008.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit services to be provided by the independent auditors. The Audit Committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors. The Chairman of the Audit Committee may specifically approve any service within the pre-approved audit and non-audit service category if the fees for such service exceed the maximum set forth in the policy, as long as the excess fees are not reasonably expected to exceed $50,000. Any such approval by the Chairman must be reported to the Audit Committee at its next scheduled meeting. The general pre-approval fee levels for all services to be provided by the independent auditors are reviewed annually by the Audit Committee. The Company’s annual tax return services provided by Burr, Pilger & Mayer were 22% of the total audit fees for the fiscal year ended March 31, 2009 and 13% of the total audit fees for the fiscal year ended March 31, 2008.  100% of the “audit related fees” were approved by the Audit Committee.

AUDIT COMMITTEE REPORT

Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, the following Audit Committee Report shall not be incorporated by reference into any such filings and shall not otherwise be deemed to be filed under such Acts.

The Audit Committee of our Board of Directors is comprised of independent directors as required by the listing standards of the Nasdaq National Market. The Audit Committee operates pursuant to a written charter adopted by our Board of Directors, a copy of which has been filed with the SEC.

The role of the Audit Committee is to oversee our financial reporting process on behalf of the Board of Directors. Our management has the primary responsibility for our financial statements as well as our financial reporting process, principles and internal controls. The Independent Registered Public Accounting Firm is responsible for performing an audit of our financial statements and expressing an opinion as to the conformity of such financial statements with generally accepted accounting principles.

In this context, the Audit Committee has reviewed and discussed our audited financial statements as of and for the year ended March 31, 2009 with management and the Independent Registered Public Accounting Firm. The Audit Committee has discussed with the Independent Registered Public Accounting Firm the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as currently in effect. In addition, the Audit Committee has received the written disclosures and the letter from the Independent Registered Public Accounting Firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as currently in effect, and it has discussed with the Independent Registered Public Accounting Firm their independence from us. The Audit Committee has also considered whether the Independent Registered Public Accounting Firm’s provision of information technology services and other non-audit services to us is compatible with maintaining the Independent Registered Public Accounting Firm’s independence.

Based on the reports and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended March 31, 2009, for filing with the Securities and Exchange Commission.

Submitted on June 25, 2009 by the members of the Audit Committee of the Board of Directors.

Jeffrey M. Krauss
Carl Muscari

Item 15. Exhibits, Financial Statement Schedules

Documents filed as part of this Amendment:

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 for principal executive officer

31.2	Certification pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 for principal financial officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tegal Corporation

By:   /s/ thomas r. mika
Thomas R Mika
President, Chief Executive Officerand Chairman of the Board

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

Date:  July 28, 2009
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

Date:  July 28, 2009
/s/ Christine Hergenrother
Chief Financial Officer