Form 10-K/A
TEGAL CORP /DE/
filed 2009-07-28
CIK 931059

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

Thomas R. Mika has served as a director of Tegal since 2006.  Mr. Mika was appointed our President and Chief Executive Officer in March 2005 and appointed Chairman of the Board in October 2006. Mr. Mika also served on our Board of Directors of Tegal from 1992 to 2002, which included periods of service as the Chairman of the Compensation Committee and a member of the Audit Committee, until he was appointed as Executive Vice President and Chief Financial Officer in August 2002. Mr. Mika has more than 25 years of senior management, finance and consulting experience. Mr. Mika played a key role in company management, including managing the activities leading to our initial public offering in 1995. Prior to becoming our Executive Vice President and Chief Financial Officer, Mr. Mika founded IMTEC, a boutique investment firm active in the management of several companies. In addition to completing multiple private equity financings, joint ventures, acquisitions and license agreements on behalf of his clients, he held senior positions with Soupmasters International, Inc., where he served as President & CEO, and Disc International, Ltd., a software firm, where he served as Chief Executive. Mr. Mika was also a director of Metrologix, a semiconductor metrology company, from the time of its initial start-up until its sale to KLA-Tencor Corp. Prior to forming IMTEC, Mr. Mika was a managing consultant with Cresap, McCormick & Paget and a policy analyst for the National Science Foundation. He holds a Bachelor of Science degree in microbiology from the University of Illinois at Urbana-Champaign and a Master of Business Administration degree from the Harvard Graduate School of Business.

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

Noncompliance

On June 16, 2009, we notified The NASDAQ Stock Market that, as a result of the resignation of Edward A. Dohring from the Board, we no longer complied with NASDAQ's independent directors requirement for continued listing as set forth in NASDAQ Listing Rule 5606(b)(1) and NASDAQ's audit committee composition requirements for continued listing as set forth in NASDAQ Listing Rule 5605(c)(2)(A). We currently have four directors, only two of whom the Board has determined to be an "independent director" as such term is defined in NASDAQ Listing Rule 5605(a)(2).  On June 19, 2009, we received a letter from NASDAQ indicating that, in accordance with Rules 5605(b)(1) and 5605(c)(4) of the NASDAQ Listing Rules, NASDAQ will provide us a cure period to regain compliance equal to the earlier of our next annual shareholders' meeting or June 16, 2010, or, if the next annual shareholders' meeting is held before December 14, 2009, then the we must evidence compliance no later than December 14, 2009. We intend to evaluate candidates who are qualified to serve on the Board and the Audit Committee of the Board.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (4)	Bonus ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Thomas Mika Chairman, President & CEO	2009 2008	285,208 272,776	0 177,500	32,000 24,257	1,191 4,000	318,398 478,532
Christine Hergenrother Vice President, CFO	2009	175,150	0	5,916	402	181,469
Scott Brown Vice President, Sales N. America	2009 2008	230,416 222,640	0 16,500	1,465 2,819	9,707 9,720	241,588 251,679

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