Form 10-Q
period 2009-08-13
TEGAL CORP /DE/
filed 2009-08-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q
________________

                                                    (Mark One)

                        ☑                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                        OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2009

or

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

________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer“, “accelerated filer“ and “smaller reporting company“ in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐                                                                                                                 Accelerated Filer  ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)                   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No ☑

As of August 12, 2009 there were 8,415,676 of the Registrant’s common stock outstanding.  The number of shares outstanding reflects a 1-for-12 reverse stock split effected by the Registrant on July 25, 2006.

TEGAL CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,453	$12,491
Accounts receivable, net of allowances for sales returns and doubtful accounts of $183 and $207 at June 30, 2009 and March 31, 2009, respectively	1,803	2,775
Inventories, net	14,972	14,480
Prepaid expenses and other current assets	369	372
Total current assets	27,597	30,118
Property and equipment, net	1,194	1,154
Intangible assets, net	2,836	2,998
Other assets	70	67
Total assets	$31,697	$34,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,885	$1,487
Accrued product warranty	522	702
Common stock warrant liability	389	--
Deferred revenue	133	113
Accrued expenses and other current liabilities	1,732	2,004
Total current liabilities	4,661	4,306

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 50,000,000 shares authorized; 8,415,676 and 8,412,676 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively	84	84
Additional paid-in capital	127,832	128,484
Accumulated other comprehensive loss	(455)	(372)
Accumulated deficit	(100,425)	(98,165)
Total stockholders’ equity	27,036	30,031
Total liabilities and stockholders’ equity	$31,697	$34,337

See accompanying notes to condensed consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	June 30,	June 30,
	2009	2008

Revenue	$1,083	$4,729
Cost of revenue	990	2,402
Gross profit	93	2,327
Operating expenses:
Research and development expenses	1,241	1,136
Sales and marketing expenses	704	843
General and administrative expenses	1,160	1,330
Total operating expenses	3,105	3,309
Operating loss	(3,012)	(982)
Other income (expense), net	354	190
Loss before income tax benefit	(2,658)	(792)
Income tax benefit	(51)	-
Net loss	$(2,607)	$(792)

Net loss per share:
Basic	$(0.31)	$(0.11)
Diluted	$(0.31)	$(0.11)
Weighted average shares used in per share computation:
Basic	8,413	7,177
Diluted	8,413	7,177

See accompanying notes to condensed consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30	June 30
	2009	2008
Cash flows from operating activities:
Net (Losses)	$(2,607)	$(792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	306	185
Stock compensation expense	192	320
Stock issued under stock purchase plan	4	12
Fair value adjustment of common stock warrants	(112)	--
(Recovery) provision for doubtful accounts and sales returns allowances	(24)	36
Loss on disposal of property and equipment	-	14
Changes in operating assets and liabilities:
Accounts receivables	988	728
Inventories, net	(510)	47
Prepaid expenses and other assets	(7)	(1)
Accounts payable	374	(573)
Accrued expenses and other current liabilities	(285)	(577)
Accrued product warranty	(171)	(456)
Deferred revenue	20	130
Net cash used in operating activities	(1,832)	(927)
Cash flows used in investing activities:
Purchases of property and equipment	(183)	(158)
Net cash used in investing activities	(183)	(158)
Cash flows used in financing activities:
Payments on capital lease financing	-	(5)
Net cash used in financing activities	-	(5)
Effect of exchange rates on cash and cash equivalents	(23)	-
Net decrease in cash and cash equivalents	(2,038)	(1,090)
Cash and cash equivalents at beginning of period	12,491	19,271
Cash and cash equivalents at end of period	$10,453	$18,181

Supplemental disclosure of non-cash financing activities:
Reclassification of common stock warrant liability upon adoption of EITF 07-05	$848	$-

See accompanying notes to condensed consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share data)

1.      Basis of Presentation:

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2009 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  The results of operations for the three months ended June 30, 2009 are not necessarily indicative of results to be expected for the entire year.

Our consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred net losses of ($2,607) and ($792) for the three months ended June 30, 2009 and 2008, respectively. We used cash flows from operations of $1,832 and $927 for the three months ended June 30, 2009 and 2008, respectively.  To finance our operations, in fiscal 2007 we received $19,500, representing the gross cash proceeds from the settlement of the AMS litigation.  We believe that our outstanding balances, combined with continued cost containment will be adequate to fund operations through fiscal year 2010. Our business is dependent upon the sales of our capital equipment, and projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.  It is not possible to predict when our business and results of operations will improve in light of the current economic downturn that continues to dramatically affect our industry.  Therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty.  Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern.  If the going concern basis is not appropriate in future filings, no adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financial statements included in such filings as the consolidated financial statements have been prepared using the going concern basis.  We indicated this concern in our Annual Report on Form 10-K for fiscal year ended March 31, 2009, which was also reflected in the audit opinion at that time.

In consideration of these circumstances, we have been in the process of evaluating strategic alternatives for the Company, which may include a merger with or into another company, a sale of all or substantially all of our assets and the liquidation or dissolution of the company, including through a bankruptcy proceeding.  We cannot assure you that we will be successful in pursuing any of these strategic alternatives.

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

As of June 30, 2009, two customers accounted for approximately 35% of the accounts receivable balance.  As of June 30, 2008, two customers accounted for approximately 60% of the accounts receivable balance.

During the three months ended June 30, 2009 the University of Pennsylvania accounted for 21% of total revenues.    During the three months ended June 30, 2008, SVTC Tech, LLC, and a leading global manufacturer of power management components for the communications, consumer electronics, and industrial markets accounted for 37% and 25% respectively, of our total revenue.

Intangible Assets

Intangible assets include patents and trademarks that are amortized on a straight-line basis over periods ranging from 5 years to 15 years.  The Company performs an ongoing review of its identified intangible assets to determine if facts and circumstances exist that indicate the useful life is shorter than originally estimated or the carrying amount may not be recoverable.  If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flow associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Based on reduced estimates of future revenues and future negative cash flow, we identified a potential indicator of impairment.  The Company recorded an impairment charge of $497 for the fiscal year ended 2009.  No impairment charges were recorded for the year ended 2008.

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

Total stock-based compensation expense related to stock options and restricted stock units (“RSUs“) for the three months ended June 30, 2009 and 2008 was $192 and $320, respectively.  The total compensation expense related to non-vested stock options and RSUs not yet recognized is $1,463.

The Company used the following valuation assumptions to estimate the fair value of options granted for the periods ended June 30, 2009 and 2008, respectively:

STOCK OPTIONS:	2009	2008
Expected life (years)	6.0	4.0
Volatility	83.3%	67.2%
Risk-free interest rate	2.54%	3.59%
Dividend yield	0%	0%

ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility.

ESPP:	2009	2008
Expected life (years)	0.5	0.5
Volatility	86.5%	74.4%
Risk-free interest rate	0.19%	1.87%
Dividend yield	0%	0%

During the three months ended June 30, 2009, there were no stock option awards granted.  There were 3,000 shares purchased through the ESPP plan.

Stock Options & Warrants

A summary of stock option and warrant activity during the quarter ended June 30, 2009 is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (in Years)	Value
Beginning outstanding	2,574,502	$8.94
Granted
Price = market value	--	-
Total	--	-
Exercised	--	0.00
Cancelled
Forfeited	(25,598)	3.58
Expired	(14,005)	13.17
Total	(39,603)	6.97

Ending outstanding	2,534,899	$8.97	4.10	$-
Ending vested and expected to vest	2,468,265	$9.13	3.97	$-
Ending exercisable	1,904,403	$10.89	2.52	$-

The aggregate intrinsic value of stock options and warrants outstanding at June 30, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of June 30, 2009.

The following table summarizes information with respect to stock options and warrants outstanding as of June 30, 2009:

Range of		Number Outstanding	Weighted Average		Number	Weighted Average
Exercise Prices		As of	Remaining Contractual	Weighted Average	Exercisable As of	Exercise Price As of
		June 30, 2009	Term (in years)	Exercise Price	June 30, 2009	June 30, 2009
$2.20	$2.20	20,000	9.38	$2.20	-	$-
2.34	2.34	348,847	9.35	2.34	-	-
3.44	4.20	268,140	8.54	4.08	77,212	4.03
4.60	5.26	262,365	6.97	4.63	197,061	4.63
5.62	8.28	262,898	4.06	6.72	258,731	6.71
12.00	12.00	1,284,990	1.18	12.00	1,284,990	12.00
12.36	56.28	80,580	3.00	21.19	79,330	21.28
92.26	92.26	416	0.69	92.26	416	92.26
92.52	92.52	4,165	0.63	92.52	4,165	92.52
99.00	99.00	2,498	0.74	99.00	2,498	99.00

$2.20	$99.00	2,534,899	4.10	$8.97	1,904,403	$10.89

As of June 30, 2009, there was $1,443 of total unrecognized compensation cost related to outstanding options and warrants which is expected to be recognized over a period of 2.62 years.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the three months ended June 30, 2009:

	Number	Weighted Avg.
	of	Grant Date
	Shares	Fair Value
Balance March 31, 2009	95,102	$1.10
Granted	-	$-
Forfeited	(7,878)	$-
Vested	-	$-
Balance, June 30, 2009	87,224	$1.28

Unvested restricted stock at June 30, 2009

As of June 30, 2009 there was $315 of total unrecognized compensation cost related to outstanding RSUs which is expected to be recognized over a period of 1.38 years.

2.      Inventories:

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required. Any excess and obsolete provision is released only if and when the related inventories is sold or scrapped.  During the three months ended June 30, 2009 and June 30, 2008, the Company sold or scrapped previously reserved inventory of $0 and $4, respectively.  The inventory provision balance at June 30, 2009 and March 31, 2009 was $626.

Inventories for the periods presented consisted of:

	June 30,	March 31,
	2009	2009
Raw materials	$5,289	$5,634
Work in progress	5,188	4,348
Finished goods and spares	4,495	4,498
	$14,972	$14,480

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

3.           Product Warranty:

The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized.  The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected.  Warranty activity for the three months ended June 30, 2009 and 2008 is as follows:

	Warranty Activity for the
	Three Months Ended
	June 30,
	2009	2008
Balance at the beginning of the period	$702	$1,770
Additional warranty accruals for warranties issued during the period	41	162
Warranty expense during the period	(221)	(617)
Balance at the end of the period	$522	$1,315

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

4.      Net Loss Per Common Share (EPS):

Basic EPS is computed by dividing loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended
	June 30,
	2009	2008
Net loss applicable to common stockholders	$(2,607)	$(792)
Basic and diluted:
Weighted-average common shares outstanding	8,413	7,177
Plus diluted - common stock equivalents	--	--
Weighted-average common shares used in diluted net (loss) income per common share	8,413	7,177
Basic net loss per common share	$(0.31)	$(0.11)
Diluted net loss per common share	$(0.31)	$(0.11)

Outstanding options, warrants and RSUs of 2,645,897 and 2,587,351 shares of common stock at a weighted-average exercise price per share of $8.59 and $9.74 on June 30, 2009 and 2008 respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect.  Such securities could potentially dilute earnings per share in future periods.

5.      Stock-Based Transactions:

Issuance of Warrants to Consultants

The Company issued no warrants to any party for the three months ended June 30, 2009 and 2008.  All warrants issued remain outstanding.

6.      Financial Instruments:

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes payable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. The Company has foreign subsidiaries, which operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses) included in other income (expense), net were not significant for the years ended March 31, 2009 and 2008.  Periodically, the Company enters into foreign exchange contracts to sell Euros, which are used to hedge a sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Euros.   These contracts are valued using Level 1 inputs as defined by SFAS No. 157.  On April 7, 2009 the Company concluded a foreign exchange contract for a net gain of $24.   As of June 30, 2009 the Company had no outstanding foreign exchange contracts.

7.      AMMS Asset Acquisition:

On September 16, 2008, the Company acquired certain assets from Alcatel Micro Machining Systems (“AMMS“) and Alcatel Lucent (“Alcatel“, and together with AMMS, the “Sellers“), for an aggregate consideration of $5,000,000 comprised of $1,000,000 in cash and 1,044,386 shares of common stock.

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

8.           Geographical Information:

The Company operates in one segment for the manufacture, marketing and servicing of integrated circuit fabrication equipment.  In accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, (“SFAS 131“) the Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment and are attributed to the geographic location in which they are located.  Net sales and long-lived assets by geographic region were as follows:

	Revenue for the
	Three Months Ended
	June 30,
	2009	2008
Sales to customers located in:
United States	$640	$3,708
Asia	202	452
Germany	29	115
France	60	--
Europe, excluding Germany	152	454
Total sales	$1,083	$4,729

	June 30,
Long-Lived assets at period-end:	2009	2008
United States	$1,035	$1,218
Europe	159	15
Total Long-lived assets	$1,194	$1,233

9.      Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 157 as of April 1, 2008. There was no material effect to the consolidated financial statements as a result.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company adopted SFAS 159 on April 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not previously been carried at fair value.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) which replaces SFAS No. 141.  SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for the Company beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date.   The Company expects this to have a material impact on any possible future acquisitions.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement, - an amendment of ARB No. 51, (“SFAS 160”) which changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for the Company beginning April 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  Adoption of this standard did not have a material effect to the consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The statement requires disclosure about (a) why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  Adoption of this standard did not have a material effect to the consolidated financial statements.

In May 2008, FASB issued SFAS No. 162 The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC's approval of PCAOB amendments to AU Section 411, "The Meaning of 'Present fairly in conformity with generally accepted accounting principles'". Adoption of this standard did not have a material effect to the consolidated financial statements.

In May 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”). The new standard clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning after December 15, 2008.  Adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In June 2007, FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF Issue No. 07-3”) that would require nonrefundable advance payments made by the Company for future research and development activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF Issue No. 07-3 is effective for fiscal years beginning after December 15, 2008.  Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, FASB ratified the EITF consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF Issue 07-01”) that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e., parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent.  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements, analogy to such pronouncements if not within their scope, or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company adopted FSP SFAS 142-3 as of December 31, 2008 and it did not have a material impact on the Company’s consolidated financial statements.

In June 2008, FASB ratified the EITF consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF Issue 07-05”) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments are potentially indexed to an entity’s own common stock ..  EITF Issue No. 07-05 is effective for fiscal years beginning after December 15, 2008 and early application is not allowed.  The Company adopted EITF 07-05 as of April 1, 2009.  As a result, warrants to purchase 1,427,272 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $6.00-$99.00 and expire between September 2009 and September 2013. As such, effective April 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue between February 2000 and January 2006.  On April 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $347 to beginning accumulated deficit and $501 to common stock warrant liability to recognize the fair value of such warrants on such date. As of June 30, 2009, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 2.54%, expected life of 1.33 years, an expected volatility factor of 73.65% and a dividend yield of 0.0%. The fair value of these warrants to purchase common stock decreased to $389 as of June 30, 2009. As such, the Company recognized a $112 non-cash benefit from the change in fair value of these warrants for the three months ended June 30, 2009, which is included in other income (expense), net.

Adoption of this standard had a material non-cash impact on the Company’s consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Amounts in thousands)

Special Note Regarding Forward Looking Statements

Information contained or incorporated by reference in this report contains forward-looking statements.  These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology which constitutes projected financial information.  These forward-looking statements are subject to risks, uncertainties and assumptions about Tegal Corporation  including, but not limited to, industry conditions, economic conditions, acceptance of new technologies and market acceptance of Tegal Corporation’s  products and service.  For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Part Item 1A—Risk Factors” and the “Liquidity and Capital Resources“ section set forth in this section  and such other risks and uncertainties as set forth below in this report or detailed in our other SEC reports and filings. We assume no obligation to update forward-looking statements.

We design, manufacture, market and service plasma etch and deposition systems that enable the production of micro-electrical mechanical systems (“MEMS”), power integrated circuits (“ICs”) and optoelectronic devices found in products like smart phones, networking gear, solid-state lighting, and digital imaging.  Our plasma etch and deposition tools enable sophisticated manufacturing techniques, such as 3-D interconnect structures formed by intricate silicon etch, also known as Deep Reactive Ion Etching (“DRIE”). Etching and deposition constitute two of the principal device production process steps and each must be performed numerous times in the production of such devices.

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

In September 2008, we took the step of acquiring the products lines of AMMS and the related intellectual property of Alcatel, in order to pursue more fully the smaller, but higher-growth markets of MEMS and 3-D packaging.  Our acquisition of these products served two purposes: 1) to increase revenues, as demand for our etch and deposition systems in more traditional semiconductor markets fell dramatically with the collapse of semiconductor capital spending; and 2) to enable us to focus our various technologies on specific applications that served the common markets of MEMS and 3-D device manufacturing and packaging.

At the present time, we are continuing to transition our involvement in specialized aspects of traditional semiconductor markets to the faster-growth but smaller markets for MEMS, power devices and specialized compound semiconductors. However, given the severe economic downturn generally, and in the semiconductor capital equipment industry in particular, achieving wins with customers in these markets has been extremely challenging for us.  We expect that orders for our systems will continue to fluctuate from quarter to quarter, and we expect demand to continue to be low and our ability to forecast demand will be limited as the global financial crisis and the resulting recession continues.  Although we have over the past several years streamlined our cost structure by headcount reductions, salary and benefit reductions and limits on discretionary spending of all types, our costs for maintaining our research and development efforts and our service and manufacturing infrastructure have remained constant or in some cases increased.  We intend to continue our cost-containment measures, including outsourcing certain activities, such as engineering and software development, and maintaining or further reducing our headcount as we strive to improve operational efficiency within this challenging economic environment.  However, since we are unable to predict the timing of a stable reemergence of demand for our products and services, we believe that the realization of assets and discharge of liabilities are each subject to significant uncertainty and a substantial doubt exists as to whether we will be able to continue as a going concern.  In consideration of these circumstances, we have begun the process of evaluating strategic alternatives for the Company, which may include a merger with or into another company, a sale of all or substantially all of our assets and the liquidation or dissolution of the company, including through a bankruptcy proceeding. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The audited consolidated financial statements have been prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.  However, it is not possible to predict when our business and results of operations will improve in light of the current economic downturn that continues to dramatically affect our industry.  Therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty.  Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern.  If the going concern basis is not appropriate in future filings, adjustments will not be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financial statements included in such filings.

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

We believe the following critical accounting policies are the most significant to the presentation of our consolidated financial statements:

Revenue Recognition

Each sale of our equipment is evaluated on an individual basis in regard to revenue recognition.  We have integrated in our evaluation the related interpretative guidance included in Topic 13 of the codification of staff accounting bulletins, and recognize the role of the consensus on Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”).  We first refer to EITF Issue 00-21 in order to determine if there is more than one unit of accounting and then we refer to Staff Accounting Bulletin (“SAB”) 104 for revenue recognition topics for the unit of accounting. We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectability is reasonably assured.

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

Accounting for Stock-Based Compensation

The Company has adopted several stock plans that provide for issuance of equity instruments to the Company’s employees and non-employee directors. The Company’s plans include incentive and non-statutory stock options and restricted stock awards and restricted stock units (“RSUs”).  Stock options and RSUs generally vest ratably over a four-year period on the anniversary date of the grant, and stock options expire ten years after the grant date.  On occasion RSUs may vest on the achievement of specific performance targets.  The Company also has an employee stock purchase plan (an “ESPP”) that allows qualified employees to purchase Company shares at 85% of the lower of the common stock’s market value on specified dates.  The stock-based compensation for our ESPP was determined using the Black-Scholes option pricing model and the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”).

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required.  As of June 30, 2009 two customers accounted for approximately 35% of the accounts receivable balance.  As of June 30, 2008 two customers accounted for approximately 60% of the accounts receivable balance.

The Company’s return policy is for spare parts and components only.  A right of return does not exist for systems. Customers are allowed to return spare parts if they are defective upon receipt. The potential returns are offset against gross revenue on a monthly basis.  Management reviews outstanding requests for returns on a quarterly basis to determine that the reserves are adequate.

Inventories

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required. Any excess and obsolete provision is released only if and when the related inventories is sold or scrapped.  The inventory provision balance at June 30, 2009 and March 31, 2009 was $626 and $626, respectively.  During the three months ended June 30, 2009, and June 30, 2008, the reserve was reduced by $0 and $4, respectively when the Company sold or scrapped previously reserved inventory.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. During the fourth quarter of 2009, we reviewed our long-lived assets for indicators of impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Based on reduced estimates of future revenues and future negative cash flow, we identified a potential indicator of impairment.  No impairment charge was recorded for the three months ended June 30, 2009.  The company recorded an impairment charge, related to intangibles, of $497 for the fiscal year ended 2009.  No impairment charges were recorded for the year ended 2008.

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

Results of Operations

The following table sets forth certain financial data for the three months ended June 30, 2009 and 2008 as a percentage of revenue:

	Three Months Ended
	June 30,
	2009	2008

Revenue	100.0%	100.0%
Cost of revenue	91.4%	50.8%
Gross profit	8.6%	49.2%
Operating expenses:
Research and development	114.6%	24.0%
Sales and marketing	65.0%	17.8%
General and administrative	107.1%	28.2%
Total operating expenses	286.7%	70.0%
Operating loss	(278.1%)	(20.8%)
Other income (expense), net	32.7%	4.0%
Loss before income tax benefit	(245.4%)	(16.8%)
Tax Expense	(4.8%)	--%
Net loss	(240.6%)	(16.8%)

The following table sets forth certain financial items for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,
	2009	2008

Revenue	$1,083	$4,729
Cost of revenue	990	2,402
Gross profit	93	2,327
Operating expenses:
Research and development expenses	1,241	1,136
Sales and marketing expenses	704	843
General and administrative expenses	1,160	1,330
Total operating expenses	3,105	3,309
Operating loss	(3,012)	(982)
Other income (expense), net	354	190
Loss before income tax benefit	(2,658)	(792)
Income tax benefit	(51)	-
Net loss	$(2,607)	$(792)

Net loss per share:
Basic	$(0.31)	$(0.11)
Diluted	$(0.31)	$(0.11)
Weighted average shares used in per share computation:
Basic	8,413	7,177
Diluted	8,413	7,177

Revenue

Revenue of $1,083 for the three months ended June 30, 2009 decreased by $3,646 from revenue of $4,729 for the three months ended June 30, 2008, representing a 77% decrease.  The revenue decrease was due principally to the number and mix of systems sold and the global economic recession that dramatically impacted our industry. Revenue for the three months ended June 30, 2009 was mainly from the sale of one new Endeavor system. Revenue for the three months ended June 30, 2008 was mainly from the sale of one used Advanced Etch and one used Endeavor.

As a percentage of total revenue for the three months ended June 30, 2009 international sales was approximately 41%.  International sales as a percentage of total revenue for the three months ended June 30, 2008 was approximately 22%.  The increase in international sales as a percentage of revenue can be attributed to fewer systems sold.  The Company typically sells more systems in international markets.  Although the systems sold in the three months ended June 30, 2008 were domestic sales, we believe that international sales will continue to represent a significant portion of our future revenue.

Gross Profit

Gross profit of $93 for the three months ended June 30, 2009 decreased by $2,234 from gross profit of $2,327 for the three months ended June 30, 2008, representing a 96% decrease.  The decrease in the gross margin was attributable to the number of systems sold and product mix.  Our gross profit margin for the three months June 30, 2009 was 9% compared to 49% for the same period last year.   The principle reason for the decreased margin was unabsorbed overhead.

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

Research and Development

 Research and development (“R&D”) expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. The spending increase of $105 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 resulted primarily from an increase in the amortization and depreciation costs of DRIE assets and intangibles and legal fees for patent maintenance all primarily related to the AMMS acquisition.  This increase was offset by a decrease in employee related expenses and R&D project material costs.  There have not been any engineering reimbursements during the three months ended June 30, 2009.

Sales and Marketing

 Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. The decrease of $139 in sales and marketing spending for the three months ended June 30, 2009, as compared to the same periods in 2008 was primarily due to the decrease of sales commission for systems over the same period last year.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relation’s activities. The decrease of $170 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily due to decreases in stock related compensation expense and payroll costs offset by an increase in legal expenses.

Other Income (Expense), net

Other income (expense), net consists of interest income, other income, gains and losses on foreign exchange and gain and losses on the disposal of fixed assets.  For the three months ended June 30, 2009 over the three months ended June 30, 2008, other income (expense), net increased by $164 primarily due to the change in fair value of the common stock warrant liability pursuant to the adoption of EITF 07-05.

Contractual Obligation

The following summarizes our contractual obligations at June 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating lease obligations	$778	$528	$233	$17	$-

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

Liquidity and Capital Resources

For the three months ended June 30, 2009, we financed our operations from existing cash on hand.  In fiscal 2009 we financed our operations through net cash provided by operations.  The primary significant changes in our cash flow statement for the three months ended June 30, 2009 were decreases in accounts receivable and stock compensation expense and increased depreciation and amortization expense offset by our net loss of $2,607 and increase in inventories.  The Company increased both inventories and intangible assets as a result of the AMMS acquisition and in anticipation of manufacturing for the new product line.

Net cash used in operations in the period ending June 30, 2009 was $1,832, primarily due to our net loss of $2,607 and our increase in inventory.  This was offset by decreases in accounts receivable, accrued expenses, and product warranty.  Net cash used in operations in the period ending June 30, 2008 was $927, due primarily to the net loss of $792.   This was offset by decreases in accounts receivable, accrued expenses, and product warranty.

Net cash used in investing activities totaled $183 and $158 for the periods ending June 30, 2009 and 2008, respectively. In both periods, net cash used in investing activities was primarily for capital expenditures principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. We incurred net losses of $2,607 and $792 for the three months ended June 30, 2009 and 2008, respectively. We used cash flows from operations of $1,832 and $927 for the three months ended June 30, 2009 and 2008, respectively.  We believe that our outstanding balances, combined with continued cost containment will be adequate to fund operations through fiscal year 2010. Our business is dependent upon the sales of our capital equipment, and projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.  It is not possible to predict when our business and results of operations will improve in light of the current economic downturn that continues to dramatically affect our industry.  Therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty.  Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern.  If the going concern basis is not appropriate in future filings, no adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financial statements included in such filings as the consolidated financial statements have been prepared using the going concern basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

At June 30, 2009 and 2008, all of the Company’s investments are classified as cash equivalents in the consolidated balance sheets. The investment portfolio at June 30, 2009 and 2008 is comprised of money market funds.  Our exposure to foreign currency fluctuations is primarily related to inventories held in Europe, which are denominated in the Euro. Changes in the exchange rate between the Euro and the U.S. dollar could adversely affect our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be sold into international markets. For the most recent three month period, fluctuations of the U.S. dollar in relation to the Euro were immaterial to our financial statements.  These fluctuations primarily affect cost of goods sold as it relates to varying levels of inventory held in Europe and denominated in the Euro.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the period covered by this quarterly report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

We wish to caution you that there are risks and uncertainties that could affect our business. A description of the risk factors associated with our business that you should consider when evaluating our business is included under “Risk Factors“ contained in Item 1A. of our Annual Report on Form 10-K for the year ended March 31, 2009. In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors should be considered carefully when evaluating Tegal or our business.

We have incurred operating losses and may not be profitable in the future.  Our plans to maintain and increase liquidity may not be successful.

We had net (losses) income of ($7,902), $18,104, and ($13,213) for the years ended March 31, 2009, 2008, and 2007, respectively.  We (used) generated cash flows from operations of ($5,541), ($5,057), and $12,772 in these respective years.  For the three months ended June 30, 2009, we had a net loss of ($2,607). Although we believe that our outstanding cash balances, combined with continued cost containment will be adequate to fund operations through fiscal year 2010, we believe there is substantial doubt as to our ability to continue as a going concern if there is not significant improvement in the semiconductor capital equipment industry that has been dramatically impacted by the global economic recession. Our long-term viability of our operations is dependent upon our ability to generate sufficient cash to support our operating needs, fulfill business objectives and fund continued investment in technology and product development without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future.   More specifically, our business is dependent upon the sales of our capital equipment, and projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we would need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities in order to continue our business.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.

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

If we are not able to regain compliance with NASDAQ Stock Market rules, our common stock could be delisted, which would makes our common stock significantly less liquid.

On June 16, 2009, we notified The NASDAQ Stock Market that, as a result of the resignation of Edward A. Dohring from our Board of Directors, we no longer were in compliance with NASDAQ's independent directors requirement for continued listing as set forth in NASDAQ Listing Rule 5606(b)(1) and NASDAQ's audit committee composition requirements for continued listing as set forth in NASDAQ Listing Rule 5605(c)(2)(A). We currently have four directors, only two of whom the Board has determined to be an “independent director“ as such term is defined in NASDAQ Listing Rule 5605(a)(2).  On June 19, 2009, we received a letter from NASDAQ indicating that, in accordance with Rules 5605(b)(1) and 5605(c)(4) of the NASDAQ Listing Rules, NASDAQ will provide us a cure period to regain compliance equal to the earlier of our next annual shareholders' meeting or June 16, 2010, or, if the next annual shareholders' meeting is held before December 14, 2009, then the we must evidence compliance no later than December 14, 2009. We intend to evaluate candidates who are qualified to serve on the Board and the Audit Committee of the Board.

If we are unable to regain compliance with the NASDAQ rules, our common stock could be delisted from the NASDAQ Capital Market.  We do not know if a market maker would enable our common stock to be traded on the Pink Sheets, and even if a market maker did so, trading on the Pink Sheets would not be within our control and could be discontinued at any time if no market maker is willing to offer a quote.   Furthermore, over-the-counter (OTC) transactions involve risks in addition to those associated with transactions on a stock exchange. Many OTC stocks trade less frequently and in smaller volumes than stocks listed on an exchange. Accordingly, OTC-traded shares are less liquid and are likely to be more volatile than exchange-traded stocks.  Consequently, the liquidity of our common stock could be greatly impaired, not only in the number of shares which could be bought and sold, but also through difficulties in obtaining price quotations, reduction in our coverage by security analysts and in the news media and lower prices for our securities than might otherwise be attained. These circumstances could have an adverse effect on the ability of an investor to sell any shares of our common stock as well as on the selling price for such shares.

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
Date: August 14, 2009

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

4.
The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) for the registrant and have:

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

Date: August 14, 2009
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

4.
The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) for the registrant and have:

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

Date: August 14, 2009
/s/ Christine Hergenrother
Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company“), on Form 10-Q for the quarter ended December 31, 2008 as filed with the Securities and Exchange Commission (the “Report“), I, Thomas R. Mika, President and Chief Executive Officer of the Company, certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas R. Mika
Chief Executive Officer and President
August 14, 2009

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company“), on Form 10-Q for the quarter ended December  31,, 2008 as filed with the Securities and Exchange Commission (the “Report“), I, Christine Hergenrother, Chief Financial Officer of the Company, certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Christine Hergenrother
Chief Financial Officer
August 14, 2009