Form 10-Q
period 2010-02-12
TEGAL CORP /DE/
filed 2010-02-16
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q
________________

(Mark One)

☑                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2009

or

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

As of February 11, 2010 there were 8,438,115 of the Registrant’s common stock outstanding.  The number of shares outstanding reflects a 1-for-12 reverse stock split effected by the Registrant on July 25, 2006.

TEGAL CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 31,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$7,832	$12,491
Accounts receivable, net of allowances for sales returns and doubtful accounts of $163 and $207 at December 31, 2009 and March 31, 2009 respectively.	4,315	2,775
Inventories, net	4,407	14,480
Prepaid expenses and other current assets	359	372
Total current assets	16,913	30,118
Property and equipment, net	2,812	1,154
Intangible assets, net	2,511	2,998
Other assets	53	67
Total assets	$22,289	$34,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,154	$1,487
Accrued product warranty	394	702
Common stock warrant liability	497	--
Deferred revenue	258	113
Accrued expenses and other current liabilities	2,010	2,004
Total current liabilities	5,313	4,306

Commitments and contingencies (Item 2)
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 50,000,000 shares authorized; 8,438,115 and 8,412,676 shares issued and outstanding at December 31, 2009 and March 31, 2009, respectively	84	84
Additional paid-in capital	128,158	128,484
Accumulated other comprehensive loss	(372)	(372)
Accumulated deficit	(110,894)	(98,165)
Total stockholders’ equity	16,976	30,031
Total liabilities and stockholders’ equity	$22,289	$34,337

See accompanying notes to condensed consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenue	$5,072	$4,476	$9,272	$11,215
Inventory Provision	7,828	--	7,828	--
Cost of revenue	2,780	3,113	6,039	6,504
Gross profit/(loss)	(5,536)	1,363	(4,595)	4,711
Operating expenses:
Research and development expenses	1,503	1,142	3,913	3,423
Sales and marketing expenses	539	756	1,914	2,438
General and administrative expenses	957	880	2,930	3,681
Total operating expenses	2,999	2,778	8,757	9,542
Operating loss	(8,535)	(1,415)	(13,352)	(4,831)
Other income (expense), net	(244)	50	227	176
Loss before income tax benefit	(8,779)	(1,365)	(13,125)	(4,655)
Income tax expense (benefit)	--	--	(50)	--
Net loss	(8,779)	(1,365)	(13,075)	$(4,655)

Net loss per share:
Basic	$(1.04)	$(0.19)	$(1.55)	$(0.62)
Diluted	$(1.04)	$(0.19)	$(1.55)	$(0.62)
Weighted average shares used in per share computation:
Basic	8,425	7,368	8,418	7,569
Diluted	8,425	7,368	8,418	7,569

See accompanying notes to condensed consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net losses	$(13,075)	$(4,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,075	688
Stock compensation expense	513	701
Stock issued under stock purchase plan	9	19
Fair value adjustment of common stock warrants	(4)	-
Increase/(decrease) provision for doubtful accounts and sales returns allowances	(43)	13
Loss on disposal of property and equipment	61	16
Changes in operating assets and liabilities:
Accounts receivables	(1,569)	533
Inventories, net	8,602	(1,123)
Prepaid expenses and other assets	49	231
Accounts payable	746	365
Accrued expenses and other current liabilities	(34)	(1,114)
Accrued product warranty	(301)	(997)
Deferred revenue	144	2
Net cash used in operating activities	(3,827)	(5,321)
Cash flows used in investing activities:
Purchases of property and equipment	(798)	(330)
Net cash used in AMMS asset acquisition	-	(1,000)
Net cash used in investing activities	(798)	(1,330)
Cash flows used in financing activities:
Payments on capital lease financing	-	(12)
Net cash used in financing activities	-	(12)
Effect of exchange rates on cash and cash equivalents	(34)	113
Net decrease in cash and cash equivalents	(4,659)	(6,550)
Cash and cash equivalents at beginning of period	12,491	19,271
Cash and cash equivalents at end of period	$7,832	$12,721

Supplemental disclosure of non-cash financing activities:
Shares issued in asset acquisition	$-	$4,000
Transfer of Inventory to Property, plant and equipment	$1,508	$-
Reclassification of common stock warrant liability upon adoption of EITF 07-05 (Topic 815)	$848	$-

See accompanying notes to condensed consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share and per share data)

1.      Basis of Presentation:

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2009 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with Generally Accepted Accounting Principles (“GAAP”).  These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  The results of operations for the three and nine months ended December 31, 2009 are not necessarily indicative of results to be expected for the entire year.

Our consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred net losses of ($13,075) and ($4,655) for the nine months ended December 31, 2009 and 2008, respectively. We used cash flows from operations of $3,827 and $5,321 for the nine months ended December 31, 2009 and 2008, respectively.  We believe that our outstanding balances, combined with continued cost containment will be adequate to fund operations through fiscal year 2010. However, our business is dependent upon the sales of our capital equipment, and it is not possible to predict when our business and results of operations will improve in light of the current economic downturn that continues to dramatically affect our industry.  Projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us. Therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty.  Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern.  We indicated this concern in our Annual Report on Form 10-K for fiscal year ended March 31, 2009, which was also reflected in the audit opinion at that time.  If the going concern basis is not appropriate in future filings, adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financial statements included in such filings. The consolidated financial statements have been prepared in conformity with GAAP, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business as a going concern for the foreseeable future.  In conjunction with our evaluation of events under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, (“SFAS No. 144”) (Topic 360) and with the evaluation of strategic alternatives available to the Company, we determined that a review our inventory levels was also necessary.  In the quarter ended December 31, 2009 we concluded that the likelihood of selling the Company as a going concern would be negligible.  We therefore no longer consider our inventory levels to be current in our existing business structure.  While our gross margins on the use of these assets are positive year over year, we recognize that these assets would likely realize a different rate of return for potential buyers who implement those assets into a different business structure instead of purchasing the Company as a going concern.  As a result of our review, we have taken an excess inventory provision of $7,828.

In consideration of these circumstances, we continue to evaluate strategic alternatives for the Company, which may include a merger with or into another company, a sale of all or substantially all of our assets or the liquidation or dissolution of the Company, including through a bankruptcy proceeding.  We cannot assure you that we will be successful in pursuing any of these strategic alternatives.  As we pursue various strategic alternatives and determine that some are more or less likely than others, the consequences of such determinations will be reflected in our financial statements as required by GAAP or FASB.

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

As of December 31, 2009, three customers accounted for approximately 49% of the accounts receivable balance.  As of December 31, 2008, one customer accounted for approximately 36% of the accounts receivable balance.

For the three months ended December 31, 2009, IHP GmbH, Northrop Grumman Financial Service Center, Maluri Equipment  Sdn. Bhd, and Canon Marketing Japan Inc accounted for 24%, 17%, 17%, and 15%, respectively, of total revenue.  For the nine months ended December 31, 2009, PerkinElmer and the IHP Gmbh each accounted for 13% of total revenue.  During the three months ended December 31, 2008 sales to a leading supplier in the integrated circuit and MEMS sensor market, suppliers of substrates and services in the integrated circuit market and manufacturers of high brightness LEDs accounted for 67% of total revenue.  During the nine months ended December 31, 2008, sales to a leading supplier in the integrated circuit and MEMS sensor market, SVTC Tech. LLC, and Diodes Fab Tech Inc, accounted for 18%, 17% and 13%, respectively, of total revenue.

Intangible Assets

Intangible assets include patents and trademarks that are amortized on a straight-line basis over periods ranging from 5 years to 15 years.  The Company performs an ongoing review of its identified intangible assets to determine if facts and circumstances exist that indicate the useful life is shorter than originally estimated or the carrying amount may not be recoverable.  If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flow associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. For the three months ended December 31, 2009, no changes affecting our long lived assets indicated that the carrying value of these assets required review.

Stock-Based Compensation

The Company has adopted several stock plans that provide for issuance of equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards.  These equity awards generally vest ratably over a four-year period on the anniversary date of the grant, and stock options expire ten years after the grant date. Certain restricted stock awards may vest on the achievement of specific performance targets.  The Company also has an ESPP that allows qualified employees to purchase Tegal shares at 85% of the fair market value on specified dates.

Total stock-based compensation expense related to stock options and restricted stock units (“RSUs”) for the three months ended December 31, 2009 and 2008 was $201 and $202, respectively.  Total stock-based compensation expense related to stock options and RSUs for the nine months ended December 31, 2009 and 2008 was $513 and $701, respectively.  The total compensation expense related to non-vested stock options and RSUs not yet recognized is $1,030.

The Company used the following valuation assumptions to estimate the fair value of options granted for the periods ended December 31, 2009 and 2008, respectively:

STOCK OPTIONS:	2009	2008
Expected life (years)	6.0	6.0
Volatility	89.1%	68.3%
Risk-free interest rate	2.15%	2.49%
Dividend yield	0%	0%

ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility.

ESPP:	2009	2008
Expected life (years)	0.5	0.5
Volatility	75.1%	117.0%
Risk-free interest rate	0.06%	0.94%
Dividend yield	0%	0%

During the three months ended December 31, 2009, the Company granted 8,333 stock option awards.

Stock Options & Warrants

 A summary of stock option and warrant activity during the quarter ended December 31, 2009 is as follows:

		Weighted Average	Weighted Average Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (in Years)	Intrinsic Value
Beginning outstanding	2,486,483	$9.03
Granted
Price = market value	--	-
Total	--	-
Exercised	--	0.00
Cancelled
Forfeited	--	-
Expired	(11,663)	9.85
Total	(11,663)	9.85

Ending outstanding	2,474,820	$9.02	3.54	$-
Ending vested and expected to vest	2,431,820	$9.13	3.45	$-
Ending exercisable	2,047,422	$10.25	2.53	$-

The aggregate intrinsic value of stock options and warrants outstanding at December 31, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of December 31, 2009.

The following table summarizes information with respect to stock options and warrants outstanding as of December 31, 2009:

			Weighted Average			Weighted Average
Range of		Number Outstanding	Remaining Contractual	Weighted Average	Number Exercisable	Exercise Price
Exercise Prices		As of Dec 31, 2009	Term (in years)	Exercise Price	As of Dec 31, 2009	As of Dec 31, 2009
$2.34	2.34	343,847	8.85	2.34	85,963	2.34
3.44	4.20	256,890	7.98	4.09	130,996	4.07
4.60	5.26	254,365	6.54	4.63	213,037	4.63
5.62	8.28	261,232	3.59	6.71	260,190	6.71
12.00	12.00	1,284,990	0.68	12.00	1,284,990	12.00
12.36	46.50	60,169	3.32	18.35	58,919	18.40
56.28	56.28	6,248	0.28	56.28	6,248	56.28
92.26	92.26	416	0.19	92.26	416	92.26
92.52	92.52	4,165	0.13	92.52	4,165	92.52
99.00	99.00	2,498	0.24	99.00	2,498	99.00

$2.34	$99.00	2,474,820	3.54	$9.02	2,047,422	$10.25

As of December 31, 2009, there was $851 of total unrecognized compensation cost related to outstanding options and warrants which the Company expects to recognize over a period of 2.42 years.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the three months ended December 31, 2009:

		Weighted Avg.
	Number of	Grant Date
	Shares	Fair Value
Balance September 30, 2009	84,724	$1.28
Granted	-	$-
Forfeited	-	$-
Vested	(40,437)	$1.19
Balance, December 31, 2009	44,287	$1.33

Unvested restricted stock at December 31, 2009

As of December 31, 2009 there was $179 of total unrecognized compensation cost related to outstanding RSUs which the Company expects to recognize over a period of 0.87 years.

2.      Inventories:

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand. Should actual production demand differ from our estimates, additional inventory write-downs may be required. Any excess and obsolete provision is released only if and when the related inventories is sold or scrapped.  During the nine months ended December 31, 2009 and December 31, 2008, the Company sold or scrapped previously reserved inventory of $74 and $154, respectively.

In conjunction with our evaluation of events under SFAS No. 144 (Topic 360) and with the evaluation of strategic alternatives available to the Company, we determined that a review our inventory levels was also necessary.  In the quarter ended December 31, 2009 we concluded that the likelihood of selling the Company as a going concern would be negligible.  We therefore no longer consider our inventory levels to be current in our existing business structure.  While our gross margins on the use of these assets are positive year over year, we recognize that these assets would likely realize a different rate of return for potential buyers who implement those assets into a different business structure instead of purchasing the Company as a going concern.  As a result of our review, we have taken an excess inventory provision of $7,828.

The inventory provision balance at December 31, 2009 and March 31, 2009 was $7,828 and $626, respectively.

Inventories, net of all provisions, for the periods presented consisted of:

	December 31,	March 31,
	2009	2009
Raw materials	$1,557	$5,634
Work in progress	270	4,348
Finished goods and spares	2,580	4,498
	$4,407	$14,480

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

3.      Product Warranty:

The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized.  The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected.  Warranty activity for the three and nine months ended December 31, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Balance at the beginning of the period	$519	$947	$702	$1,770
Additional warranty accruals for	320	273	562	455
warranties issued during the period
Warranty expense during the period	(445)	(383)	(870)	(1,388)
Balance at the end of the period	$394	$837	$394	$837

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

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net loss applicable to common stockholders	$(8,779)	$(1,365)	$(13,075)	$(4,655)
Basic and diluted:
Weighted-average common shares outstanding	8,425	7,368	8,418	7,569
Weighted-average common shares used in diluted net (loss) income per common share	8,425	7,368	8,418	7,569
Basic net loss per common share	$(1.04)	$(0.19)	$(1.55)	$(0.62)
Diluted net loss per common share	$(1.04)	$(0.19)	$(1.55)	$(0.62)

Outstanding options, warrants and RSUs of 2,539,614 and 2,717,124 shares of common stock at a weighted-average exercise price per share of $8.82 and $9.01 on December 31, 2009 and 2008 respectively, were not included in the computation of diluted net loss per common share for the periods presented as a result of their anti-dilutive effect.  Such securities could potentially dilute earnings per share in future periods.

5.      Stock-Based Transactions:

Issuance of Warrants to Consultants

The Company issued no warrants to any party for the nine months ended December 31, 2009 and 2008.

6.      Financial Instruments:

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes payable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. The Company has foreign subsidiaries, which operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses) included in other income (expense), net were not significant for the nine months ended December 31, 2009 and 2008.  Periodically, the Company enters into foreign exchange contracts to sell Euros, which are used to hedge a sales transactions in which costs are denominated in U.S. dollars and the related revenue are generated in Euros.   These contracts are valued using Level 1 inputs as defined by Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS” 157”) (Topic 820).  On November 5, 2009 the Company concluded a foreign exchange contract for a net loss of $14.   As of December 31, 2009 the Company had two outstanding foreign exchange contracts due to expire January 29, 2010 and February 18, 2010.  The January contract concluded for a net gain of $4.  We expect the February contract to close for a net gain of $4 as well.

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

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment and are attributed to the geographic location in which they are located.  Net sales and long-lived assets by geographic region were as follows:

	Revenue for the		Revenue for the
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Sales to customers located in:
United States	$1,777	$2,789	$4,929	$7,663
Asia	1,751	245	2,146	962
Germany	1,153	576	1,240	751
France	138	--	319	--
Europe, excluding Germany and France	253	866	638	1,839
Total sales	$5,072	$4,476	$9,272	$11,215

	December 31
Long-Lived assets at period-end:	2009	2008
United States	$1,114	$1,160
Europe	1,698	11
Total Long-lived assets	$2,812	$1,171

9.      Recent Accounting Pronouncements:

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 68”), (Topic 105).  The Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. This standard establishes two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.  The Company adopted SFAS 168 (Topic 105) as of July 1, 2009.   As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our Condensed Consolidated Financial Statements.  However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to also refer to the appropriate topic of ASC.

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

In June 2008, FASB ratified the EITF consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF Issue 07-05”) (Topic 815) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133 (Topic 815), Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments are potentially indexed to an entity’s own common stock.  EITF Issue No. 07-05 (Topic 815) became effective for fiscal years beginning after December 15, 2008.  The Company adopted EITF 07-05 (Topic 815) as of April 1, 2009.  As a result, warrants to purchase 1,427,272 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $6.00-$99.00 and expire between February 2010 and September 2013. As such, effective April 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue between February 2000 and January 2006.  On April 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $346 to beginning accumulated deficit and $502 to common stock warrant liability to recognize the fair value of such warrants on such date.  As of December 31, 2009, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions, risk-free interest rate of 2.69%, expected life of 1.06 years, an expected volatility factor of 74.8% and a dividend yield of 0.0%. The fair value of these warrants to purchase common stock increased to $497 as of December 31, 2009. As such, the Company recognized a $53 non-cash loss from the change in fair value of these warrants for the three months ended December 31, 2009, which is included in other income (expense), net.

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

At the present time, we are continuing to transition our involvement in specialized aspects of traditional semiconductor markets to the faster-growth but smaller markets for MEMS, power devices and specialized compound semiconductors. However, given the severe economic downturn generally, and in the semiconductor capital equipment industry in particular, achieving wins with customers in these markets has been extremely challenging for us.  We expect that orders for our systems will continue to fluctuate from quarter to quarter, and we expect demand to continue to be low and our ability to forecast demand will be limited as the global financial crisis and the resulting recession continues.  Although we have over the past several years streamlined our cost structure by headcount reductions, salary and benefit reductions and limits on discretionary spending of all types, our costs for maintaining our research and development efforts and our service and manufacturing infrastructure have remained constant or in some cases increased.  We intend to continue our cost-containment measures, including outsourcing certain activities, such as engineering and software development, and maintaining or further reducing our headcount as we strive to improve operational efficiency within this challenging economic environment.  However, since we are unable to predict the timing of a stable reemergence of demand for our products and services, we believe that the realization of assets and discharge of liabilities are each subject to significant uncertainty and a substantial doubt exists as to whether we will be able to continue as a going concern.  In consideration of these circumstances, we continue to evaluate strategic alternatives for the Company, which may include a merger with or into another company, a sale of all or substantially all of our assets and the liquidation or dissolution of the Company, including through a bankruptcy proceeding.  We cannot assure you that we will be successful in pursuing any of these strategic alternatives.  As we pursue various strategic alternatives and determine that some are more or less likely than others, the consequences of such determinations will be reflected in our financial statements as required by GAAP or FASB.

 The consolidated financial statements have been prepared in conformity with GAAP, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business as a going concern for the foreseeable future.  In conjunction with our evaluation of events under SFAS No. 144 (Topic 360) and with the evaluation of strategic alternatives available to the Company, we determined that a review our inventory levels was also necessary.  In the quarter ended December 31, 2009 we concluded that the likelihood of selling the Company as a going concern would be negligible.  We therefore no longer consider our inventory levels to be current in our existing business structure.  While our gross margins on the use of these assets are positive year over year, we recognize that these assets would likely realize a different rate of return for potential buyers who implement those assets into a different business structure instead of purchasing the Company as a going concern.  As a result of our review, we have taken an excess inventory provision of $7,828.

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

The consolidated financial statements have been prepared in conformity with GAAP, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business as a going concern for the foreseeable future.  In conjunction with our evaluation of events under SFAS No. 144 (Topic 360) and with the evaluation of strategic alternatives available to the Company, we determined that a review our inventory levels was also necessary.  In the quarter ended December 31, 2009 we concluded that the likelihood of selling the Company as a going concern would be negligible.  We therefore no longer consider our inventory levels to be current in our existing business structure.  While our gross margins on the use of these assets are positive year over year, we recognize that these assets would likely realize a different rate of return for potential buyers who implement those assets into a different business structure instead of purchasing the Company as a going concern.  As a result of our review, we have taken an excess inventory provision of $7,828

In consideration of these circumstances, we continue to evaluate strategic alternatives for the Company, which may include a merger with or into another company, a sale of all or substantially all of our assets or the liquidation or dissolution of the Company, including through a bankruptcy proceeding.  We cannot assure you that we will be successful in pursuing any of these strategic alternatives.  As we pursue various strategic alternatives and determine that some are more or less likely than others, the consequences of such determinations will be reflected in our financial statements as required by GAAP or FASB.

We believe the following critical accounting policies are the most significant to the presentation of our consolidated financial statements:

Revenue Recognition

Each sale of our equipment is evaluated on an individual basis in regard to revenue recognition.  We have integrated in our evaluation the related interpretative guidance included in Topic 13 of the codification of staff accounting bulletins, and recognize the role of the consensus on Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”) (Topic 605).  We first refer to EITF Issue 00-21 in order to determine if there is more than one unit of accounting and then we refer to Staff Accounting Bulletin (“SAB”) 104 (Topic 605) for revenue recognition topics for the unit of accounting. We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectability is reasonably assured.

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

Accounting for Stock-Based Compensation

The Company has adopted several stock plans that provide for issuance of equity instruments to the Company’s employees and non-employee directors. The Company’s plans include incentive and non-statutory stock options and restricted stock awards and restricted stock units (“RSUs”).  Stock options and RSUs generally vest ratably over a four-year period on the anniversary date of the grant, and stock options expire ten years after the grant date.  On occasion RSUs may vest on the achievement of specific performance targets.  The Company also has an employee stock purchase plan (an “ESPP”) that allows qualified employees to purchase Company shares at 85% of the lower of the common stock’s market value on specified dates.  The stock-based compensation for our ESPP was determined using the Black-Scholes option pricing model and the provisions of SFAS No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”) (Topic 718).

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required.  As of December 31, 2009, three customers accounted for approximately 49% of the accounts receivable balance.  As of December 31, 2008, one customer accounted for approximately 36% of the accounts receivable balance.

The Company’s return policy is for spare parts and components only.  A right of return does not exist for systems. Customers are allowed to return spare parts if they are defective upon receipt. The potential returns are offset against gross revenue on a monthly basis.  Management reviews outstanding requests for returns on a quarterly basis to determine that the reserves are adequate.

Inventories

Inventories are stated at the lower of cost or market, reduced by provisions for excess and obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. We estimate the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions. We establish provisions for related inventories in excess of production demand.  Should actual production demand differ from our estimates, additional inventory write-downs may be required. Any excess and obsolete provision is released only if and when the related inventories is sold or scrapped.  During the nine months ended December 31, 2009 and December 31, 2008, the Company sold or scrapped previously reserved inventory of $74 and $154, respectively.

 In conjunction with our evaluation of events under SFAS No. 144 (Topic 360) and with the evaluation of strategic alternatives available to the Company, we determined that a review our inventory levels was also necessary.  In the quarter ended December 31, 2009 we concluded that the likelihood of selling the Company as a going concern would be negligible.  We therefore no longer consider our inventory levels to be current in our existing business structure.  While our gross margins on the use of these assets are positive year over year, we recognize that these assets would likely realize a different rate of return for potential buyers who implement those assets into a different business structure instead of purchasing the Company as a going concern.  As a result of our review, we have taken an excess inventory provision of $7,828.  The inventory provision balance at December 31, 2009 and March 31, 2009 was $7,828 and $626, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. During the quarter ended March 31, 2009, we reviewed our long-lived assets for indicators of impairment in accordance with SFAS No. 144 (Topic 360). Based on reduced estimates of future revenues and future negative cash flow, we identified a potential indicator of impairment.  The company recorded an impairment charge related to intangibles of $497 for the fiscal year ended March 31, 2009.  During the nine months ended December 31, 2009, no changes affecting our long lived assets indicated the carrying value required review.

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

Results of Operations

The following table sets forth certain financial data for the three and nine months ended December 31, 2009 and 2008 as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	209.2%	69.5%	149.6%	58.0%
Gross profit/(loss)	(109.2%)	30.5%	(49.6%)	42.0%
Operating expenses:
Research and development	29.6%	25.5%	42.2%	30.5%
Sales and marketing	10.6%	16.9%	20.6%	21.7%
General and administrative	18.9%	19.7%	31.6%	32.8%
Total operating expenses	59.1%	62.1%	94.4%	85.0%
Operating loss	(168.3%)	(31.6%)	(144.0%)	(43.0%)
Other income (expense), net	(4.8%)	1.1%	2.4%	1.6%
Loss before income tax benefit	(173.1%)	(30.5%)	(141.6%)	(41.4%)
Tax Expense	--%	--%	(0.5%)	--%
Net loss	(173.1%)	(30.5%)	(141.1%)	(41.4%)

The following table sets forth certain financial items for the three and nine months ended December 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenue	$5,072	$4,476	$9,272	$11,215
Inventory Provision	7,828	--	7,828	--
Cost of revenue	2,780	3,113	6,039	6,504
Gross profit/(loss)	(5,536)	1,363	(4,595)	4,711
Operating expenses:
Research and development expenses	1,503	1,142	3,913	3,423
Sales and marketing expenses	539	756	1,914	2,438
General and administrative expenses	957	880	2,930	3,681
Total operating expenses	2,999	2,778	8,757	9,542
Operating loss	(8,535)	(1,415)	(13,352)	(4,831)
Other income (expense), net	(244)	50	227	176
Loss before income tax benefit	(8,779)	(1,365)	(13,125)	(4,655)
Income tax expense (benefit)	--	--	(50)	--
Net loss	(8,779)	(1,365)	(13,075)	$(4,655)

Net loss per share:
Basic	$(1.04)	$(0.19)	$(1.55)	$(0.62)
Diluted	$(1.04)	$(0.19)	$(1.55)	$(0.62)
Weighted average shares used in per share computation:
Basic	8,425	7,368	8,418	7,569

Revenue

Revenue of $5,072 for the three months ended December 31, 2009 increased 13% from revenue for the three months ended December 31, 2008.  The revenue increase was due principally to the number and mix of systems sold.  During the three months ended December 31, 2009 we sold four new DRIE systems.  During the three months ended December 31, 2008, we sold one new DRIE system, one new 900 series system, and one used DRIE system.  Revenue for the nine months ended December 31, 2009 decreased by 17% from revenue for the nine months ended December 31, 2008.  The revenue decrease was due principally to the number and mix of systems sold and the global economic recession that has dramatically impacted our industry.  During the nine months ended December 31, 2009, we sold two new SMT systems and five new DRIE systems.  During the nine months ended December 31, 2008, we sold one new DRIE system, one new 900 series system, one used DRIE system, one used advanced etch, and one used Endeavor.

As a percentage of total revenue for the three months ended December 31, 2009 international sales was approximately 65%.  International sales as a percentage of total revenue for the three months ended December 31, 2008 was approximately 38%.  As a percentage of total revenue for the nine months ended December 31, 2009 and 2008, international sales were approximately 47% and 32% respectively.  The Company typically sells more systems in international markets.  We believe that international sales will continue to represent a significant portion of our future revenue.

Gross Profit

Gross profit/(loss) of ($5,536) for the three months ended December 31, 2009 decreased by $6,899 from gross profit of $1,363 for the three months ended December 31, 2008, representing a 506% decrease.  Gross profit/(loss) of ($4,595) for the nine months ended December 31, 2009 decreased by $9,306 from gross profit of $4,711 for the nine months ended December 31, 2008, representing a 198% decrease.  Our gross profit margin for the three months December 31, 2009 was (109%) compared to 31% for the same period last year.   The decrease in the gross profit and gross margin was primarily attributable to the excess inventory provision.  In conjunction with our evaluation of events under SFAS No. 144 (Topic 360) and with the evaluation of strategic alternatives available, the Company reviewed the carrying value of all its inventory.  As a result of its review, for the three months ended December 31, 2009, the Company recorded an excess inventory provision of $7,828.

Gross margins for our DRIE series systems are typically lower than those of our more mature systems due to the competitive differences in the MEMS market compared to the semi-conductor industry.  We believe that the dominant business model driving the lower margins in this market segment is unsustainable and expect gross margins for this product to eventually normalize to levels comparable with our other products.

Our gross profit as a percentage of revenue has been, and will continue to be, affected by a variety of factors, including the mix and average selling prices of systems sold and the costs to manufacture, service and support new product introductions and enhancements.

Future gross profit and gross margin are highly dependent on the level and product mix included in net revenues. This includes the mix of sales between lower and higher margin products.  Accordingly, we are not able to predict future gross profit levels or gross margins with certainty.  We continue to make gross profit improvement one of our highest priorities, and believe that the completion of the production integration of the DRIE product line and the results of our expense reduction efforts will contribute to gross profit improvements.

Research and Development

 Research and development (“R&D”) expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts. The spending increase for the three and nine months ended December 31, 2009 compared to the three and nine months ended December 31, 2008 resulted primarily from an increase in the amortization of DRIE intangibles and depreciation of DRIE related operations and the capitalization of Endeavor software projects. These increases were partially offset by lower spending on legal fees for patent maintenance, and employee-related expenses.  There were no engineering reimbursements during the nine months ended December 31, 2009.

Sales and Marketing

 Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. The decrease in sales and marketing spending for the three and nine months ended December 31, 2009, as compared to the same periods in 2008 was primarily due to the decrease of employee costs, lower trade show expenses, decreased consulting cost, and decreased sales commissions for systems, offset by payroll severance costs over the same period last year.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relation’s activities. The increase of $77 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 was primary due to increase in consulting and legal costs associated with our evaluation of strategic alternatives, and employee travel costs.  The decrease of $751 for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008 was primarily due, to decreases in stock related compensation expense, payroll costs and consulting costs.

Other Income (Expense), net

Other income (expense), net consists of interest income, other income, gains and losses on foreign exchange and gain and losses on the disposal of fixed assets.  For the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, other income (expense), net decreased by $294, primarily due to changes in foreign exchange rates, the change in fair value of the common stock warrant liability pursuant to EITF 07-05 (Topic 815), and the decrease of earned interest from the decrease in interest rate and value of the money market account.   For the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008, other income (expense), net decreased by $51 primarily due to the decrease of earned interest from the decrease in interest rate and value of the money market account.

Contractual Obligation

The following summarizes our contractual obligations at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating lease obligations	$448	$311	$134	$3	$-

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

Liquidity and Capital Resources

For the nine months ended December 31, 2009, we financed our operations from existing cash on hand.  In fiscal year ended March 31, 2009 we financed our operations from existing cash on hand.  The primary significant changes in our cash flow statement for the nine months ended December 31, 2009 were decreases in inventory and increased depreciation and amortization expense offset by our net loss of $13,075 and increase in accounts receivable.  We acquired significant intangible assets in the prior fiscal year ended March 31, 2009 as a result of the AMMS acquisition.

In conjunction with our evaluation of events under SFAS No. 144 (Topic 360) and with the evaluation of strategic alternatives available to the Company, we determined that a review our inventory levels was also necessary.  In the quarter ended December 31, 2009 we concluded that the likelihood of selling the Company as a going concern would be negligible.  We therefore no longer consider our inventory levels to be current in our existing business structure.  While our gross margins on the use of these assets are positive year over year, we recognize that these assets would likely realize a different rate of return for potential buyers who implement those assets into a different business structure instead of purchasing the Company as a going concern.  As a result of our review, we have taken an excess inventory provision of $7,828.

Net cash used in operating activities during the nine months ended December 31, 2009 was $3,827, primarily due to our net loss of $13,075 and decreases in inventory of $8,602, partially offset by an increase in accounts receivable of approximately $1,569.  Net cash used in operating activities during the nine months ended December 31, 2008 was $5,321, due primarily to the net loss of $4,655, increases in inventory of $1,123, accrued expenses of $1,114, and accrued product warranty of $997.

Net cash used in investing activities totaled $798 and $1,330 for the nine months ended December 31, 2009 and 2008, respectively.  For the nine months ended December 31, 2009, net cash used in investing activities was primarily for capital expenditures principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and  software, and computers.  During the nine months ended December 31, 2008, net cash used in investing activities was primarily used to fund the AMMS asset acquisition, as well as for capital expenditures principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. We incurred net losses of $8,779 and $1,365 for the three months ended December 31, 2009 and 2008, respectively. We incurred net losses of $13,075 and $4,655 for the nine months ended December 31, 2009 and 2008, respectively. We used cash flows from operations of $3,827 and $5,321 for the nine months ended December 31, 2009 and 2008, respectively.  We believe that our outstanding balances, combined with continued cost containment, will be adequate to fund operations through fiscal year ending March 31, 2010. However, our business is dependent upon the sales of our capital equipment, and projected sales may not materialize and unforeseen costs may be incurred.  It is not possible to predict when our business and results of operations will improve in light of the current economic downturn that continues to dramatically affect our industry.  If the projected sales do not materialize, we will need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.  Therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty.  Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern.  If the going concern basis is not appropriate in future filings, no adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financial statements included in such filings as the consolidated financial statements have been prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

At December 31, 2009 and 2008, all of the Company’s investments were classified as cash equivalents in the consolidated balance sheets. The investment portfolio at December 31, 2009 and 2008 was comprised of money market funds.  Our exposure to foreign currency fluctuations is primarily related to inventories held in Europe, which are denominated in the Euro. Foreign currency transaction gains and (losses) included in other income (expense), net were not significant for the nine months ended December 31, 2009 and 2008.  However, changes in the foreign currency exchange rate between the Euro and the U.S. dollar could adversely affect our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be sold into international markets. Periodically, the Company enters into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs are denominated in U.S. dollars and the related revenue is generated in Euros.  On November 5, 2009, the Company concluded a foreign exchange contract for a net loss of $14.  As of December 31, 2009, the Company had two outstanding foreign exchange contracts due to expire January 29, 2010 and February 18, 2010.  For the most recent three month period, fluctuations of the U.S. dollar in relation to the Euro were immaterial to our financial statements.  These fluctuations primarily affect cost of goods sold as it relates to varying levels of inventory held in Europe and denominated in the Euro.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the period covered by this quarterly report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had net (losses) income of ($7,902), $18,104, and ($13,213) for the years ended March 31, 2009, 2008, and 2007, respectively.  We (used) generated cash flows from operations of ($5,541), ($5,057), and $12,772 in these respective years.  For the three and nine months ended December 31, 2009, we had a net loss of ($8,779) and ($13,075), respectively. Although we believe that our outstanding cash balances, combined with continued cost containment will be adequate to fund operations through fiscal year 2010, we believe there is substantial doubt as to our ability to continue as a going concern if there is not significant improvement in the semiconductor capital equipment industry that has been dramatically impacted by the global economic recession. Our long-term viability of our operations is dependent upon our ability to generate sufficient cash to support our operating needs, fulfill business objectives and fund continued investment in technology and product development without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future. More specifically, our business is dependent upon the sales of our capital equipment, and projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we would need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities in order to continue our business.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.

In conjunction with our evaluation of events under SFAS No. 144 (Topic 360) and with the evaluation of strategic alternatives available to the Company, we determined that a review our inventory levels was also necessary.  In the quarter ended December 31, 2009 we concluded that the likelihood of selling the Company as a going concern would be negligible.  We therefore no longer consider our inventory levels to be current in our existing business structure.  While our gross margins on the use of these assets are positive year over year, we recognize that these assets would likely realize a different rate of return for potential buyers who implement those assets into a different business structure instead of purchasing the Company as a going concern.  As a result of our review, we have taken an excess inventory provision of $7,828.

In consideration of these circumstances, we continue to evaluate strategic alternatives for the Company, which may include a merger with or into another company, a sale of all or substantially all of our assets and the liquidation or dissolution of the company, including through a bankruptcy proceeding. We cannot assure you that we will be successful in pursuing any of these strategic alternatives.  If we were to liquidate or dissolve the company through or outside of a bankruptcy proceeding, you could lose all of your investment in Tegal common stock.

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
Date: February 12, 2009

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

Date: February 12, 2009
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

Date: February 12, 2009
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
February 12, 2009

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
February 12, 2009