Form 10-K/A
TEGAL CORP /DE/
filed 2010-04-07
CIK 931059

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

DOCUMENTS INCORPORATED BY REFERENCE

See “Explanatory Note”.

EXPLANATORY NOTE

In response to comments received from the Division of Corporate Finance of the Securities and Exchange Commission regarding the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, the Company is filing this amended report on Form 10-K/A to include corrected versions of Exhibits 31.1 and 31.2.  The corrections include language that was inadvertently omitted from those Exhibits. This filing does not reflect any changes or gaps in internal controls over financial reporting.

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

Dated:  April 1, 2010

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

                                   By:                  /s/thomas r. mika
                          Chief Executive Officer and President

Dated:  April 1, 2010

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

Date:  April 1, 2010                                                                                                                      /s/             Christine Hergenrother
                                    Chief Financial Officer