Form 10-Q/A
period 2010-04-06
TEGAL CORP /DE/
filed 2010-04-07
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Amendment No. 1 to
FORM 10-Q/A

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

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net (Losses)	$(2,607)	$(792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	306	185
Stock compensation expense	192	320
Stock issued under stock purchase plan	4	12
Fair value adjustment of common stock warrants	(112)	--
(Recovery) provision for doubtful accounts and sales returns allowances	(24)	36
Loss on disposal of property and equipment	-	14
Changes in operating assets and liabilities:
Accounts receivables	988	728
Inventories, net	(510)	47
Prepaid expenses and other assets	(7)	(1)
Accounts payable	374	(573)
Accrued expenses and other current liabilities	(285)	(577)
Accrued product warranty	(171)	(456)
Deferred revenue	20	130
Net cash used in operating activities	(1,832)	(927)
Cash flows used in investing activities:
Purchases of property and equipment	(183)	(158)
Net cash used in investing activities	(183)	(158)
Cash flows used in financing activities:
Payments on capital lease financing	-	(5)
Net cash used in financing activities	-	(5)
Effect of exchange rates on cash and cash equivalents	(23)	-
Net decrease in cash and cash equivalents	(2,038)	(1,090)
Cash and cash equivalents at beginning of period	12,491	19,271
Cash and cash equivalents at end of period	$10,453	$18,181

Supplemental disclosure of non-cash financing activities:
Reclassification of common stock warrant liability upon adoption of EITF 07-05	$848	$-

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

Total stock-based compensation expense related to stock options and restricted stock units (“RSUs”) for the three months ended June 30, 2009 and 2008 was $192 and $320, respectively.  The total compensation expense related to non-vested stock options and RSUs not yet recognized is $1,463.

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

The following table summarizes information with respect to stock options and warrants outstanding as of June 30, 2009:

						Weighted
			Weighted			Average
		Number	Average	Weighted	Number	Exercise
		Outstanding	Remaining	Average	Exercisable	Price
Range of		As of	Contractual	Exercise	As of	As of
Exercise Prices		June 30, 2009	Term (in years)	Price	June 30, 2009	June 30, 2009

$2.20	$2.20	20,000	9.38	$2.20	-	$-
2.34	2.34	348,847	9.35	2.34	-	-
3.44	4.20	268,140	8.54	4.08	77,212	4.03
4.60	5.26	262,365	6.97	4.63	197,061	4.63
5.62	8.28	262,898	4.06	6.72	258,731	6.71
12.00	12.00	1,284,990	1.18	12.00	1,284,990	12.00
12.36	56.28	80,580	3.00	21.19	79,330	21.28
92.26	92.26	416	0.69	92.26	416	92.26
92.52	92.52	4,165	0.63	92.52	4,165	92.52
99.00	99.00	2,498	0.74	99.00	2,498	99.00

$2.20	$99.00	2,534,899	4.10	$8.97	1,904,403	$10.89

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

3.      Product Warranty:

The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized.  The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected.  Warranty activity for the three months ended June 30, 2009 and 2008 is as follows:

	Warranty Activity for the
	Three Months Ended
	June 30,
	2009	2008
Balance at the beginning of the period	$702	$1,770
Additional warranty accruals for	41	162
warranties issued during the period
Warranty expense during the period	(221)	(617)
Balance at the end of the period	$522	$1,315

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

6.      Financial Instruments:

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes payable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. The Company has foreign subsidiaries, which operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses) included in other income (expense), net were not significant for the years ended March 31, 2009 and 2008.  Periodically, the Company enters into foreign exchange contracts to sell Euros, which are used to hedge sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Euros.   These contracts are valued using Level 1 inputs as defined by SFAS No. 157.  On April 7, 2009 the Company concluded a foreign exchange contract for a net gain of $24.   As of June 30, 2009 the Company had no outstanding foreign exchange contracts.

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company adopted SFAS 159 on April 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not previously been carried at fair value.

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

In May 2008, FASB issued SFAS No. 162 The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC's approval of PCAOB amendments to AU Section 411, "The Meaning of 'Present fairly in conformity with generally accepted accounting principles'". Adoption of this standard did not have a material effect to the consolidated financial statements.

In May 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”). The new standard clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises“, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning after December 15, 2008.  Adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

Other Income (Expense), net

        Other income (expense), net consists of interest income, other income, gains and losses on foreign exchange and gains and losses on the disposal of fixed assets.  For the three months ended June 30, 2009 over the three months ended June 30, 2008, other income (expense), net increased by $164 primarily due to the change in fair value of the common stock warrant liability pursuant to the adoption of EITF 07-05.

Contractual Obligation

The following summarizes our contractual obligations at June 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating lease obligations	$778	$528	$233	$17	$-

Certain of our sales contracts include provisions under which customers would be indemnified by us in the event of, among other things, a third party claim against the customer for intellectual property rights infringement related to our products. There are no limitations on the maximum potential future payments under these guarantees. We have accrued no amounts in relation to these provisions as no such claims have been made and we believe we have valid, enforceable rights to the intellectual property embedded in our products.

Liquidity and Capital Resources

For the three months ended June 30, 2009, we financed our operations from existing cash on hand.  In fiscal 2009 we financed our operations from existing cash on hand.  The primary significant changes in our cash flow statement for the three months ended June 30, 2009 were decreases in accounts receivable and stock compensation expense and increased depreciation and amortization expense offset by our net loss of $2,607 and increase in inventories.  The Company increased both inventories and intangible assets as a result of the AMMS acquisition and in anticipation of manufacturing for the new product line.

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

Disclosure Controls and Internal Controls for Financial Reporting

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls for financial reporting are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with U.S. GAAP.

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

If we are not able to regain compliance with NASDAQ Stock Market rules, our common stock could be delisted, which would make our common stock significantly less liquid.

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

4.
The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date: April 1, 2010                                                                                                                                  /s/   Thomas R. Mika
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

4.
The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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
                                        Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company“), on Form 10-Q for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission (the “Report“), I, Thomas R. Mika, President and Chief Executive Officer of the Company, certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Thomas R. Mika
Chief Executive Officer and President
April 1, 2010

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company“), on Form 10-Q for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission (the “Report“), I, Christine Hergenrother, Chief Financial Officer of the Company, certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Christine Hergenrother
Chief Financial Officer
April 1, 2010