Form 10-Q/A
period 2010-04-06
TEGAL CORP /DE/
filed 2010-04-07
CIK 931059

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

During the quarter ended September 30, 2009, Perkin Elmer and the University of Michigan accounted for 38% and 23%, respectively, of total revenue.  During the six months ended September 30, 2009, Perkin Elmer and the University of Michigan accounted for 28% and 17%, respectively, of total revenue.  During the quarter ended September 30, 2008, Abbot Point of Care and International Rectifier accounted for 22% and 19%, respectively, of total revenue.  During the six months ended September 30, 2008, SVTC Tech, LLC, and a leading global manufacturer of power management components for the communications, consumer electronics, and industrial markets accounted for 29% and 20% respectively, of our total revenue.

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

The following table summarizes information with respect to stock options and warrants outstanding as of September 30, 2009:

			Weighted			Weighted
			Average			Average
		Number	Remaining	Weighted	Number	Exercise
Range of		Outstanding	Contractual	Average	Exercisable	Price
Exercise Prices		As of Sept 30, 2009	Term (in years)	Exercise Price	As of Sept 30, 2009	As of Sept 30, 2009

$2.34	2.34	343,847	9.10	2.34	-	-
3.44	4.20	258,765	8.18	4.09	84,922	3.99
4.60	4.68	250,339	6.61	4.61	201,458	4.61
5.26	8.28	271,232	3.97	6.66	265,085	6.68
12.00	12.00	1,284,990	0.93	12.00	1,284,990	12.00
12.36	46.50	63,983	3.38	18.51	62,733	18.56
56.28	56.28	6,248	0.53	56.28	6,248	56.28
92.26	92.26	416	0.44	92.26	416	92.26
92.52	92.52	4,165	0.38	92.52	4,165	92.52
99.00	99.00	2,498	0.49	99.00	2,498	99.00

$2.34	$99.00	2,486,483	3.78	$9.03	1,912,515	$10.79

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

In September 2008, we took the step of acquiring the product lines of AMMS and the related intellectual property of Alcatel, in order to pursue more fully the smaller, but higher-growth markets of MEMS and 3-D packaging.  Our acquisition of these products served two purposes: (1) to increase revenue, as demand for our etch and deposition systems in more traditional semiconductor markets fell dramatically with the collapse of semiconductor capital spending; and (2) to enable us to focus our various technologies on specific applications that served the common markets of MEMS and 3-D device manufacturing and packaging.

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

Net cash used in investing activities totaled $376 and $1,241 for the periods ending September 30, 2009 and 2008, respectively. In both periods, net cash used in investing activities was primarily for capital expenditures principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers.  In fiscal 2009 net cash was also used for the AMMS asset acquisition.

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
                                         Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the quarter ended September 30, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, Thomas R. Mika, President and Chief Executive Officer of the Company, certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to my knowledge:

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
Chief Executive Officer and President
April 1, 2010

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the quarter ended September 30, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, Christine Hergenrother, Chief Financial Officer of the Company, certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/   Christine Hergenrother
Chief Financial Officer
April 1, 2010