Form 10-Q/A
period 2010-04-06
TEGAL CORP /DE/
filed 2010-04-07
CIK 931059

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

Our consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred net losses of ($13,075) and ($4,655) for the nine months ended December 31, 2009 and 2008, respectively. We used cash flows from operations of $3,827 and $5,321 for the nine months ended December 31, 2009 and 2008, respectively.  We believe that our outstanding balances, combined with continued cost containment will be adequate to fund operations through fiscal year 2010. However, our business is dependent upon the sales of our capital equipment, and it is not possible to predict when our business and results of operations will improve in light of the current economic downturn that continues to dramatically affect our industry.  Projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us. Therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty.  Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern.  We indicated this concern in our Annual Report on Form 10-K for fiscal year ended March 31, 2009, which was also reflected in the audit opinion at that time.  If the going concern basis is not appropriate in future filings, adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financial statements included in such filings.  The consolidated financial statements have been prepared in conformity with GAAP, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business as a going concern for the foreseeable future.  In conjunction with our evaluation of events under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, (“SFAS No. 144”) (Topic 360) and with the evaluation of strategic alternatives available to the Company, we determined that a review of our inventory levels was also necessary.  In the quarter ended December 31, 2009 we concluded that the likelihood of selling the Company as a going concern would be negligible.  We therefore no longer consider our inventory levels to be current in our existing business structure.  While our gross margins on the use of these assets are positive year over year, we recognize that these assets would likely realize a different rate of return for potential buyers who implement those assets into a different business structure instead of purchasing the Company as a going concern.  As a result of our review, we have taken an excess inventory provision of $7,828.

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

Intangible Assets

Intangible assets include patents and trademarks that are amortized on a straight-line basis over periods ranging from 5 years to 15 years.  The Company performs an ongoing review of its identified intangible assets to determine if facts and circumstances exist that indicate the useful life is shorter than originally estimated or the carrying amount may not be recoverable.  If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flow associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  For the nine months ended December 31, 2009, no changes affecting our long lived assets indicated that the carrying value of these assets required review.

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

The following table summarizes information with respect to stock options and warrants outstanding as of December 31, 2009:

						Weighted
			Weighted			Average
		Number	Average	Weighted	Number	Exercise
		Outstanding	Remaining	Average	Exercisable	Price
Range of		As of	Contractual	Exercise	As of	As of
Exercise Prices		Dec 31, 2009	Term (in years)	Price	Dec 31, 2009	Dec 31, 2009

$2.34	2.34	343,847	8.85	2.34	85,963	2.34
3.44	4.20	256,890	7.98	4.09	130,996	4.07
4.60	5.26	254,365	6.54	4.63	213,037	4.63
5.62	8.28	261,232	3.59	6.71	260,190	6.71
12.00	12.00	1,284,990	0.68	12.00	1,284,990	12.00
12.36	46.50	60,169	3.32	18.35	58,919	18.40
56.28	56.28	6,248	0.28	56.28	6,248	56.28
92.26	92.26	416	0.19	92.26	416	92.26
92.52	92.52	4,165	0.13	92.52	4,165	92.52
99.00	99.00	2,498	0.24	99.00	2,498	99.00

$2.34	$99.00	2,474,820	3.54	$9.02	2,047,422	$10.25

As of December 31, 2009, there was $851 of total unrecognized compensation cost related to outstanding options and warrants which the Company expects to recognize over a period of 2.42 years.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the three months ended December 31, 2009:

	Number	Weighted Avg.
	of	Grant Date
	Shares	Fair Value
Balance September 30, 2009	84,724	$1.28
Granted	-	$-
Forfeited	-	$-
Vested	(40,437)	$1.19
Balance, December 31, 2009	44,287	$1.33

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

In conjunction with our evaluation of events under SFAS No. 144 (Topic 360) and with the evaluation of strategic alternatives available to the Company, we determined that a review of our inventory levels was also necessary.  In the quarter ended December 31, 2009 we concluded that the likelihood of selling the Company as a going concern would be negligible.  We therefore no longer consider our inventory levels to be current in our existing business structure.  While our gross margins on the use of these assets are positive year over year, we recognize that these assets would likely realize a different rate of return for potential buyers who implement those assets into a different business structure instead of purchasing the Company as a going concern.  As a result of our review, we have taken an excess inventory provision of $7,828.

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

3.      Product Warranty:

The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized.  The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected.  Warranty activity for the three and nine months ended December 31, 2009 and 2008 is as follows:

                                          Three Months Ended,                                                                  Nine Months Ended,
                                                 December 31                                                                       December 31,
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

 The consolidated financial statements have been prepared in conformity with GAAP, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business as a going concern for the foreseeable future.  In conjunction with our evaluation of events under SFAS No. 144 (Topic 360) and with the evaluation of strategic alternatives available to the Company, we determined that a review of our inventory levels was also necessary.  In the quarter ended December 31, 2009 we concluded that the likelihood of selling the Company as a going concern would be negligible.  We therefore no longer consider our inventory levels to be current in our existing business structure.  While our gross margins on the use of these assets are positive year over year, we recognize that these assets would likely realize a different rate of return for potential buyers who implement those assets into a different business structure instead of purchasing the Company as a going concern.  As a result of our review, we have taken an excess inventory provision of $7,828.

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

Sales and Marketing

 Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. The decrease in sales and marketing spending for the three and nine months ended December 31, 2009, as compared to the same periods in 2008 was primarily due to the decrease of employee costs, lower trade show expenses, decreased consulting costs, and decreased sales commissions for systems, offset by payroll severance costs over the same period last year.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities. The increase of $77 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 was primarily due to increase in consulting and legal costs associated with our evaluation of strategic alternatives, and employee travel costs.  The decrease of $751 for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008 was primarily due to decreases in stock related compensation expense, payroll costs and consulting costs.

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

Liquidity and Capital Resources

For the nine months ended December 31, 2009, we financed our operations from existing cash on hand.  In fiscal year ended March 31, 2009 we financed our operations from existing cash on hand.  The primary significant changes in our cash flow statement for the nine months ended December 31, 2009 were decreases in inventory and increased depreciation and amortization expense offset by our net loss of $13,075 and an increase in accounts receivable.  We acquired significant intangible assets in the prior fiscal year ended March 31, 2009 as a result of the AMMS acquisition.

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

Net cash used in investing activities totaled $798 and $1,330 for the nine months ended December 31, 2009 and 2008, respectively.  For the nine months ended December 31, 2009, net cash used in investing activities was primarily for capital expenditures principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and  software, and computers.  During the nine months ended December 31, 2008, net cash used in investing activities was primarily used to fund the AMMS asset acquisition, as well as for capital expenditures, principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers.

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
Date: April 5, 2010

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

Date: April 5, 2010                                                                                                                               /s/   Thomas R. Mika
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

Date: April 5, 2010                                                                                                                                   /s/ Christine Hergenrother
                                        Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the quarter ended December 31, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, Thomas R. Mika, President and Chief Executive Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/    Thomas R. Mika
Chief Executive Officer and President
April 5, 2010

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Tegal Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the quarter ended December 31, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, Christine Hergenrother, Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/    Christine Hergenrother
Chief Financial Officer
April 5, 2010