Form 10-K
period 2010-03-31
TEGAL CORP /DE/
filed 2010-06-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

  (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2010

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
Common Stock, $0.01 Par Value

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§Sec.229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.
Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the common stock on September 30, 2009 (the last day of the second quarter) as reported on the NASDAQ Capital Market, was $9,956,976. As of June 8, 2010, 8,438,115 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to incorporate by reference the information required by Part III of this Annual Report on Form 10-K from the Registrant’s definitive proxy statement for its 2010 annual meeting of stockholders, provided that the Registrant understands that such definitive proxy statement must be filed with the Commission no later than July 29, 2010 (120 days after the end of the registrant’s fiscal year).

TABLE OF CONTENTS

PART I

Item 1.  Business

Information contained or incorporated by reference in this report contains forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology which constitutes projected financial information. These forward-looking statements are subject to risks, uncertainties and assumptions about Tegal Corporation including, but not limited to, industry conditions, economic conditions, acceptance of new technologies and market acceptance of Tegal Corporation’s products and service. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Part Item 1A—Risk Factors” and the “Liquidity and Capital Resources” section set forth in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 16 and such other risks and uncertainties as set forth below in this report or detailed in our other SEC reports and filings. We assume no obligation to update forward-looking statements.

All dollar amounts are in thousands unless specified otherwise.

The Company

Tegal Corporation, a Delaware corporation (“Tegal” or the “Company”), designs, manufactures, markets and services specialized plasma etch systems used primarily in the production of micro-electrical mechanical systems (“MEMS”) devices, such as sensors and accelerometers as well as power devices. The Company’s Deep Reactive Ion Etch (“DRIE”) systems are also employed in certain sophisticated manufacturing techniques, such as 3-D interconnect structures formed by intricate silicon etching, also known as Deep Silicon Etch (“DSE”) for so-called Through Silicon Vias (“TSVs”). For most of the fiscal year, Tegal also sold systems for the etching and deposition of materials found in other devices, such as integrated circuits (“ICs”) and optoelectronic devices found in products like smart phones, networking gear, solid-state lighting, and digital imaging.

The Company was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc. Our predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. We completed our initial public offering in October 1995.

On August 30, 2002, we acquired all of the outstanding common stock of Sputtered Films, Incorporated (“SFI”), a privately held California corporation. SFI was a leader in the design, manufacture and service of high performance physical vapor deposition sputtering systems for particular applications in the semiconductor and semiconductor packaging industry. SFI was founded in 1967 with the development of its core technology, the S-Gun. All of the assets and intellectual property of SFI were recently sold to OEM Group, Inc. on March 19, 2010 in a transaction described below.

On November 11, 2003, we acquired substantially all of the assets and certain liabilities of Simplus Systems Corporation, (“Simplus”), a development stage company. Simplus had developed a deposition cluster tool and certain patented processes for barrier, copper seed and high-K dielectric applications. Simplus had coined the term “nano-layer deposition” or “NLD” to describe its unique approach to molecular organic chemical vapor deposition (“MOCVD”). While we believe that this technology is promising for certain applications, we were not successful in our first application to replace PVD for the encapsulation of High Brightness LEDs at a prominent European manufacturer. As a result of this, and a lack of resources to continue the development of NLD, we have placed this project on hold, pending its possible sale to a third party.

On May 28, 2004, we purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”). FDSI, a privately held development stage company, was founded in 1999 as a spin-off of SFI. FDSI had developed a high-throughput, low cost-of-ownership physical vapor deposition (“PVD”) system with highly differentiated technology for leading edge memory and logic device production on 200 and 300 millimeter wafers. In fiscal 2008, we canceled further internal development of products based on this technology, and have fully written off the value of the acquired technology and associated intellectual property.

On September 16, 2008, the Company acquired certain assets from Alcatel Micro Machining Systems (“AMMS”) and Alcatel Lucent (together, the “Sellers”). With this acquisition, we entered the DRIE market. DRIE is a highly anisotropic etch process used to create deep, steep-sided holes and trenches in wafers, with aspect ratios of 20:1 or more. DRIE was developed for micro-electro-mechanical systems (“MEMS”), which require these features, but is also used to excavate trenches for high-density capacitors for DRAM and more recently for creating TSVs in advanced 3-D wafer level packaging technology. The acquisition was designed to enable us to pursue the high-growth markets in MEMS and certain segments of integrated semiconductor device manufacturing and packaging. Current end-markets include production of a variety of MEMS and power devices, memory stacking (flash and DRAM), logic, RF-SiP, and CMOS image sensors. The Company paid $1,000,000 in cash and $4,000,000 in shares of the Company’s common stock. The 1,044,386 shares of common stock issued by the Company was calculated by obtaining the quotient of (a) $4,000,000 divided by (b) the average of the closing sales prices of the Common Stock as reported on the Nasdaq Capital Market on the five (5) consecutive trading days immediately prior to (but excluding) the closing date.

In connection with this acquisition, the Company and Alcatel Lucent entered into an intellectual property agreement providing for the transfer of specified intellectual property rights to the Company, a trademark license agreement allowing for the limited use of the AMMS trademark by the Company, and a preferred supplier agreement pursuant to which the Company will purchase certain equipment from an affiliate of the Sellers. AMMS designated Mr. Gilbert Bellini to serve as a member of the Company’s board of directors. AMMS’ designation right terminates upon the later of (a) the termination or expiration of certain customer services related agreements, and (b) when AMMS beneficially owns less than 5% of the number of shares of Common Stock issued and outstanding (including the shares to be issued to the Sellers).

The purchase price was allocated as follows:

Assets acquired:
Trademarks	$428
Patents	2,648
Total Intangible Assets	3,076

Fixed Assets	24
Inventory	1,900
Total Tangible Assets	1,924

Total Acquired Assets	$5,000

Beginning in the fiscal third quarter of 2009, following the acquisition of the DRIE product lines from AMMS, the Company experienced a sharp decline in revenues related to its legacy Etch and PVD products, a result of the collapse of the semiconductor capital equipment market and the global financial crisis. The management and the Board of Directors of the Company considered several alternatives for dealing with this decline in revenues, including the sale of assets which the Company could no longer support. On March 19, 2010, the Company and its wholly owned subsidiary, SFI, sold inventory, equipment, intellectual property and other assets related to the Company’s legacy Etch and PVD products to OEM Group Inc. (“OEM Group”), a company based in Phoenix, Arizona that specializes in “life cycle management” of legacy product lines for several semiconductor equipment companies. The sale included the product lines and associated spare parts and service business of the Company’s 900 and 6500 series plasma etch systems, along with the Endeavor and AMS PVD systems from SFI. In connection with the sale of the assets, OEM Group assumed the Company’s warranty liability for recently sold legacy Etch and PVD systems.

The Company retained the DRIE products which it had acquired from AMMS, along with the Compact(TM) cluster platform and the NLD technology that it had developed over the past several years. However the DRIE products and a small amount of associated spares and service revenue, represent the sole source of the Company’s revenue. Since the DRIE markets have also been seriously impacted by the downturn in the semiconductor markets and the lack of available capital for new product development globally, it is not clear that DRIE sales alone will be enough to support the Company, even with significant reductions in operating expenses. As a result, the Company continues to operate with a focus on DRIE and at the same time is seeking a strategic partner for its remaining business. The Company is also continuing to evaluate various other alternative strategies, including sale of its DRIE products, Compact(TM) platform and NLD technology, the transition to a new business model, or its voluntary liquidation.

In addition to a Purchase Agreement between the Company and OEM Group for the sale of assets, related agreements for the transfer and licensing of patents, trademarks and other intellectual property associated with the legacy Etch and PVD Products, including a Trademark Assignment Agreement for certain trademarks used in the legacy Etch and PVD Products, a royalty-free Trademark License Agreement allowing for the limited use of the Tegal trademark by the Purchaser solely in connection with future sales of legacy Etch and PVD Products and solely in combination with the trademarks transferred to Purchaser, a Patent Assignment Agreement for the transfer of certain patents related to the Etch and PVD Products, and a perpetual, irrevocable, non-exclusive, worldwide, fully-paid, royalty-free, Intellectual Property Cross License Agreement, pursuant to which the Company granted OEM Group a license to certain intellectual property owned by the Company for use in OEM Group’s manufacture and sale of the legacy Etch and PVD Products, and OEM Group licensed back to the Company certain intellectual property for the Company’s continued use.

The consideration paid by OEM Group for the Disposition consisted of the following:

•	Cash in the amount of $250,000 paid at closing, which occurred on March 19, 2010;

•
An aggregate of $1,750,000 cash payable to the Company by four installment payments of $250,000, $500,000, $500,000 and $500,000 each on July 1, 2010, October 1, 2010, January 1, 2011 and April 1, 2011, respectively; and

•
A contingent payment in cash of up to $1,000,000 payable to the Company by April 15, 2011 based on the following percentage of applicable bookings of Etch and PVD Products in excess of $6,000,000 received by the Company or OEM Group during the period beginning March 19, 2010 through March 31, 2011:

o	if applicable bookings are greater than or equal to $6,000,000 but less than $8,000,000, the contingent payment will be 5% of the applicable bookings in excess of $6,000,000;

o	if applicable bookings are greater than or equal to $8,000,000 but less than $10,000,000, the contingent payment will be $100,000 plus 10% of the applicable bookings in excess of $8,000,000;

o	if applicable bookings are greater than or equal to $10,000,000 but less than $12,000,000, the contingent payment will be $300,000 plus 15% of the applicable bookings in excess of $10,000,000; and

o	if applicable bookings are greater than or equal to $12,000,000, the contingent payment will be $600,000 plus 20% of the applicable bookings in excess of $12,000,000.

In no case will the contingent payment exceed $1,000,000.

Semiconductor Industry Background

Over the past thirty years, the semiconductor industry has experienced varying rates of significant growth. This growth has resulted from the increasing demand for ICs from traditional IC markets, such as personal computers, telecommunications, consumer electronics, automotive electronics and office equipment, as well as developing markets, such as wireless communications, multimedia and portable and network computing. As a result of this increased demand, semiconductor device manufacturers have periodically expended significant amounts of capital to build new semiconductor fabrication facilities (“fabs”) and to expand existing fabs.  More recently, growth has slowed, and the industry is maturing as the cost of building new wafer fabs has increased dramatically.  Similarly, the rate of semiconductor sales growth has slowed as the industry feels the effects of the current economic environment and the average selling prices of chips continue to decline.  The industry continues to face a period of uncertainty with a steep decline in consumer confidence and caution in the enterprise segment. There is growing pressure on semiconductor device manufacturers to reduce manufacturing costs while increasing the value of their products.  Due to the large capital investment required, the semiconductor industry has also been historically cyclical, with periods of rapid expansion followed by periods of over-capacity and declining growth or even contraction.  Currently, some segments of the industry continue to experience a severe down-turn, heightened by tighter credit markets and the negative economic environment.  These circumstances have caused customers to delay or reconsider expenditures on capital equipment.

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

During the current global financial crisis, the demand for most types of semiconductor devices has declined as purchasing of consumer electronics, automobiles, cell phones, wireless devices and other products has fallen.  While there appear to be initial positive developments regarding capital investment in the semiconductor and other electronic device manufacturers markets, only the largest capital equipment providers have had the resources to continue through this latest downturn to develop and serve so-called “mainstream” semiconductor manufacturing conducted by a relatively small number of large global manufacturers.  In addition, the timing of any increase in actual demand for new fabs or increases in production from idled existing equipment has been delayed longer than anticipated and as a result Tegal is unlikely to be able to take advantage of potential market improvements.

Business Strategy

In the recent past, our business objective has been to utilize the technologies that we have developed internally or acquired externally in order to increase our market share in process equipment for MEMS and power device fabrication, advanced 3-D packaging, and certain areas of semiconductor manufacturing.  In September 2008, we acquired the products lines of AMMS and the related intellectual property of Alcatel, in order to pursue more fully the smaller, but higher-growth markets of MEMS and 3-D packaging.  Our acquisition of these products served two purposes: (i) to increase revenue, and (ii) to enable us to focus our various technologies on specific applications that served the common markets of MEMS and 3-D device manufacturing and packaging.

Beginning in December 2008, sales for our legacy Etch and PVD systems fell dramatically as the global financial crisis impacted semiconductor manufacturing.  According to Semiconductor Materials and Equipment International, total worldwide semiconductor capital equipment sales for calendar year 2009, in total, were only US$15.9B, a decrease of 46.1% over calendar year 2008 capital equipment sales (US$29.5B), which were, in turn, 31% lower than worldwide capital equipment sales in calendar year 2007 (US$42.8B). As a result of such poor business conditions for semiconductor capital equipment, there have been a significant number of consolidations and bankruptcies among semiconductor capital equipment suppliers.

In order to mitigate the effects of the downturn in semiconductor capital equipment spending, we took several actions, including (i) a reduction in staff to approximately 46 from 78 during fiscal 2010; (ii) instituting a 5% salary reduction and a forced one week furlough per quarter; and (iii) eliminating all discretionary spending on internal development projects, which significantly slowed new product development.

In a series of meetings in late May and early June 2009, our Board of Directors reviewed several basic strategic options presented by management.  The Board decided at that time that we should retain an advisor to consider “strategic alternatives” for the Company, and to investigate opportunities for sale of company or its assets.  We retained Cowen & Co. for this purpose and have received periodic briefings on those efforts since that time. In December 2009, having received no bona fide offers for Tegal as a going concern, the Board and management agreed to continue operations and to offer selected asset groups to potential buyers.

On March 19, 2010, we completed the sale of the legacy Etch and PVD assets to OEM Group, Inc., as described above.  In connection with the agreement, OEM Group hired 11 Tegal employees.  As a result of this and additional lay-offs and attrition that have taken place since that time, our headcount has been reduced to 33 as of March 31, 2010.

We retained the DRIE products acquired from AMMS, along with the Compact(TM) cluster platform and the NLD technology that we have developed over the past few years.  At the present time, we are focusing our efforts on the continued operation of the Company with the DRIE product lines acquired from AMMS as our main business. We continue to operate the Tegal France subsidiary, which conducts several Joint Development Projects which are partially supported by customers and the government of France.  Tegal France is also the center for most of the product and process development efforts and engineering activities related to the improvement of our DRIE product lines.  Due to limited resources, we have discontinued our development efforts in NLD, but we are offering these assets for sale to third-parties.  All of our other wholly-owned subsidiary companies, including SFI and Tegal GmbH, along with branches in Taiwan, Korea and Italy, have been or are in the process of being closed and/or liquidated.

The DRIE business and the small amount of associated spares and service revenue currently represent the sole source of the Company’s revenue.  For fiscal 2010, DRIE sales represented approximately 47% of our total revenues.  Since the DRIE markets have also been seriously impacted by the downturn in the semiconductor markets and the lack of available capital for new product development globally, we believe that DRIE sales alone may not be enough to continue supporting the Company, even with significant reductions in the Company’s operating expenses resulting from the sale of the legacy Etch and PVD business, as well as a continuation of cost containment measures.  Accordingly, while we continue to focus our efforts on the operation of the DRIE business, we continue to seek and evaluate strategic alternatives, which include a continued operation of the Company as a stand-alone business with a different business plan, a merger with or into another company, a sale of all or substantially all of our assets, and the liquidation or dissolution of the Company, including through a voluntary dissolution or a bankruptcy proceeding.  We cannot assure you that we will be successful in pursuing any of these strategic alternatives.  As we pursue various strategic alternatives and determine that some are more or less likely than others, the consequences of such determinations will be reflected in our financial statements as required by GAAP or FASB.

Products

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

Our DRIE products are either single chamber (Tegal DRIE 110, 200) or cluster tool (Tegal DRIE 3200, 4200) systems featuring high density inductively coupled plasma etch reactors with magnetic plasma confinement. Our tools can run Tegal’s patented SHARP–Super High Aspect Ratio Process, achieving etched feature aspect ratios of > 100:1 in production environments.  Together with their high reliability, broad process windows, and high etch rates, our DRIE products are critical enablers for etching silicon and dielectric materials found in the power device, MEMS/MOEMS, photovoltaic, bio-tech, and hi-voltage markets.  We believe our DRIE systems address crucial processes in these markets, and that our focus on specific technology challenges in these markets and our focus supplying robust, reliable DRIE systems that provide an easy transition from R&D to pilot line to volume production will help our customers overcome the technical and productivity challenges they encounter in the laboratory and on the production floor.

6500 Series and 900 Series Etch Products

Tegal’s 6500 series and 900 series legacy Etch products were included in the assets sold to OEM Group on March 19, 2010.

Deposition Technologies

Our deposition products, including our Endeavor(TM) and AMS(TM) PVD products, were included in the assets sold to OEM Group on March 19, 2010.

Compact(TM) and NLD Technologies

We initially developed the Compact(TM) platform to support our NLD technology, which we released as a Beta system to a prospective customer in fiscal year 2009.  In addition, we proposed to use the newly developed Compact platform as a substitute for the more expensive Brooks platform, which is the cluster platform currently incorporated in the 3200 and 4200 DRIE systems.  The porting of the DRIE process modules to the Compact platform is a development project which is ongoing at our wholly-owned subsidiary, Tegal France, our center for DRIE product and process development, support by engineers from our Petaluma, California facility.

Nano-Layer Deposition (“NLD”) is a unique cyclic MOCVD process for highly conformal coatings that incorporates plasma film treatment with each deposition cycle. This offers the benefits of atomic layer deposition with the potential for a much higher deposition rate. NLD also offers the benefit of utilizing common MOCVD precursor materials that are readily available for a wide variety of metal, metal oxide and metal nitride films. The Compact 360 NLD cluster tool was introduced as a Beta system to a customer during fiscal year 2009.  Following an evaluation over a period of over 18 months, the customer determined that the NLD technology did not meet its requirements for their application.  As a result of this evaluation, and the lack of resources to continue its development, we determined that the NLD project should be suspended while we sought a buyer for this technology.

Customers

The composition of our top five customers changes from year to year, but net system sales to our top five customers in fiscal 2010, 2009, and 2008 accounted for 38.8%, 89.2%, and 87.2%, respectively, of our total net system sales.  No customers in fiscal 2010 accounted for more than 10% of total revenue.  PerkinElmer Inc., SVTC Technologies, and Diodes Fabtech Inc. accounted for 15.7%, 15.3% and 13.9%, respectively, of our total revenue in fiscal 2009.  ST Microelectronics accounted for 57.8% of our total revenue in fiscal 2008.  Other than these customers, no single customer represented more than 10% of our total revenue in fiscal 2010, 2009, and 2008.  Although the composition of the group comprising our largest customers may vary from year to year, and quarter to quarter, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, would have a material adverse effect on us.

We schedule production of our systems based upon order backlog and customer commitments. We include in our backlog only orders for which written purchase orders have been accepted and shipment dates within the next 12 months have been assigned. As of March 31, 2010 and 2009, our order backlog was $2,200 and $1,580, respectively. Booked system orders are subject to cancellation by the customer, but with substantial penalties except in the case of orders for evaluation systems or for systems that have not yet incurred production costs. Orders may be subject to rescheduling with limited or no penalty. Some orders are received for systems to be shipped in the same quarter as the order is received. As a result, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Marketing, Sales and Service

We sell and service our systems worldwide through a network of independent sales representatives and field service engineers in sales and service offices located throughout the world. We maintain third-party representatives in sales, service and process support capabilities in the United States, Germany, Japan, Korea, India, Turkey, Singapore and Malaysia.

International sales, which consist of export sales from the United States directly to the end user or direct sales from one of our foreign subsidiaries directly to the end user, accounted for approximately 58%, 34%, and 72%, of total revenue for fiscal 2010, 2009, and 2008, respectively.  Despite the results from the prior fiscal year, we believe that international sales will continue to represent a significant portion of our revenue, as the Company typically sells more systems in international markets.

Revenues by region for each of the last three fiscal years were as follows:

	Years Ended March 31,
	2010	2009	2008
United States	$5,230	$9,295	$9,262
Asia	2,383	1,045	10,775
Germany	1,640	791	2,879
Rest of Americas (ROA)	1,926	0	0
France	477	520	0
Europe, excluding Germany & France	742	1,419	10,009
Total sales	$12,398	$13,070	$32,925

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

The sales cycles for our systems vary depending upon whether the system is an initial design-in, reorder or used equipment. Initial design-in sales cycles are typically 12 to 18 months.  Reorder and used systems sales cycles are typically 4 to 6 months.  The initial design-in sales cycle begins with the generation of a sales lead, which is followed by qualification of the lead, an analysis of the customer’s particular applications needs and problems, one or more presentations to the customer (frequently including extensive participation by our senior management), 2 to 3 wafer sample demonstrations, followed by customer testing of the results and extensive negotiations regarding the equipment’s process and reliability specifications.  Initial design-in sales cycles are monitored by senior management for correct strategic approach and resource prioritization. We may, in some rare instances, need to provide the customer with an evaluation system for 3 to 6 months prior to the receipt of a firm purchase order.

Research and Development

The market for MEMS and semiconductor capital equipment is characterized by rapid technological change. We believe that continued and timely development of new systems and enhancements to existing systems is necessary for us to maintain our competitive position. Accordingly, we have devoted a significant portion of our personnel and financial resources to research and development programs and we seek to maintain close relationships with our customers in order to be responsive to their needs.

Our research and development is currently focused entirely on product and process development related to our DRIE systems.  We recently introduced a third-generation high-density ICP reactor, the “Pro Nova”, which was developed to address key market requirements for 200mm MEMS production.  In addition, through Tegal France, we participate in several Joint Development Programs (“JDPs”) which are sponsored by key customers and partially funded by the French Ministry of Economy, Industry and Employment.  These programs are centered on the development of TSV processes for advanced 3-D packaging schemes.

As of March 31, 2010, we had 16 full-time employees dedicated to equipment design engineering, process support and research and development. Research and development expenses for fiscal 2010, 2009, and 2008 were $7,700, $5,210, and $3,705, respectively, and represented 62.1%, 39.9%, and 11.3% of total revenue, respectively. Such expenditures were primarily used for the development of new processes, continued enhancement and customization of existing systems, processing customer samples in our demonstration labs and providing process engineering support at customer sites.  The primary cause of the increase in research and development expenses in fiscal 2010 was due to the $1,064 impairment charge related to intangibles assets and the $1,558 impairment charge related to fixed assets, which fixed assets are located in our Tegal France research and development center.

Manufacturing

The manufacturing of our DRIE systems is largely outsourced to subcontractors in France and Japan.  We have begun to perform some final assembly and testing in our facility in Petaluma, California and have planned to bring the manufacturing of certain key sub-systems in-house.  DRIE systems manufacturing cycle times are currently 4 to 6 months.

Competition

The MEMS and semiconductor capital equipment industry is highly competitive. Our principal competitors are Oxford Instruments, SPP Process Technology Systems, Ltd. (formerly known as Sumitomo Precision Products / Surface Technology Systems and Aviza Technology, Inc.,) Lam Research Corporation and Applied Materials, Inc.  We believe that the principal competitive factor in the critical segments of the equipment industry is technical performance of the system, followed closely by the existence of customer relationships, the system price, the ability to provide service and technical support on a global basis and other related cost factors. We believe that the principal competitive factor in the non-critical segments of the equipment industry is system price, followed closely by the technical performance of the system, the existence of established customer relationships, the ability to provide service and technical support on a global basis and other related cost factors.

Intellectual Property

Following the sale of the legacy Etch and PVD Products to OEM Group, we now hold an exclusive license or ownership of approximately 45 U.S. patents, including both deposition and etch products, and approximately 8 corresponding foreign patents covering various aspects of our systems. We have also applied for approximately 8 additional U.S. patents and approximately 10 additional foreign patents. Of these patents, five expire as early as 2017.  Other patents expire as late as 2026 with the average expiration occurring in approximately 2021. We believe that the duration of such patents generally exceeds the life cycles of the technologies disclosed and claimed therein.  Such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. We believe that although the patents we have exclusively licensed or hold directly will be of value, they will not determine our success, which depends principally upon our engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our systems, processes and manufacturing techniques. In addition, other companies and inventors may receive patents that contain claims applicable to our systems and processes. The sale of our systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. We also rely on trade secrets and other proprietary technology that we seek to protect, in part, through confidentiality agreements with employees, vendors, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by others.

DRIE systems

The original version of the system software for our DRIE series systems was developed by AMMS.  The enhanced version of this software has undergone multiple releases of the original software, and such enhancements were developed by AMMS and Altaiire.  No other party has any right to use our current release of the system software.  However, we cannot make any assurances that this software will not be illegally copied or reverse-engineered by either customers or third parties.

Compact(TM)

The original version of the system software for our Compact(TM) series systems was developed jointly with Adventa Control Technologies. For each shipment of a Compact(TM) system, we purchase from ACT a perpetual, non-exclusive license to use and ship this software. Neither the software vendor nor any other party has any right to use our current release of this system software.  However, we cannot make any assurances that this software will not be illegally copied or reverse-engineered by either customers or third parties.

Employees

As of March 31, 2010 we had a total of 33 regular employees and no contract personnel. Of our regular employees, 16 are in engineering and research and development, 4 are in manufacturing and operations, 5 are in marketing, sales, customer service and support and 9 are in executive and administrative positions.

None of our employees, except those in Tegal France are represented by a labor union or covered by a collective bargaining agreement. While we have been forced to reduce our staffing levels, we consider our employee relations to be good.  Several of our Tegal France employees are contracted under the general conditions of the collective bargaining agreement for Engineers and Managers of Metal Industry which is applicable to Tegal France.

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

We had net (loss) income of ($18,469), ($7,902), and $18,104 for the years ended March 31, 2010, 2009, and 2008, respectively.  We used cash flows from operations of ($4,887), ($5,541), and ($5,057) in these respective years.  Although we believe that our outstanding cash balances, combined with continued cost containment will be adequate to fund operations through fiscal year 2011, we believe there is substantial doubt as to our ability to continue as a going concern if there is not significant improvement in the semiconductor capital equipment industry that has been dramatically impacted by the global economic recession. Our long-term viability of our operations is dependent upon our ability to generate sufficient cash to support our operating needs, fulfill business objectives and fund continued investment in technology and product development without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future.   More specifically, our business is dependent upon the sales of our capital equipment, and projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we would need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities in order to continue our business.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.

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

The MEMS and semiconductor industry is cyclical and may experience periodic downturns that may negatively affect customer demand for our products and result in losses such as those experienced in the past.

Our business depends upon the capital expenditures of semiconductor and other device manufacturers, which in turn depend on the current and anticipated market demand for sensors, ICs and other electronic devices. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, including the dramatic downturn we are currently experiencing, which often have had a detrimental effect on the semiconductor industry’s demand for semiconductor capital equipment.  The MEMS industry is a relatively new industry and includes semiconductor manufacturers as well as manufacturers of sensing devices and accelerometers for automobiles and other applications.  This industry appears to be susceptible to the same forces as the semiconductor manufacturers, with the need for high levels of capital spending and consequent cyclicality.  In response to the current prolonged industry slowdown, we have continued our substantial cost containment program and completed a corporate-wide restructuring to preserve our cash. However, if we continue to pursue our business plan as a stand-alone business in lieu of consummating a strategic alternative for the Company, the need for continued investment in research and development, possible capital equipment requirements and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to the current and any future downturns.  As a result, we may continue to experience operating losses such as those we have experienced in the past, which could materially adversely affect us.

We are exposed to risks associated with the ongoing financial crisis and weakening global economy.

The recent severe tightening of the credit markets, turmoil in the financial markets and weakening global economy are contributing to slowdowns in the industries in which we operate, which slowdowns are expected to worsen if these economic conditions are prolonged or deteriorate further.  The markets for MEMS and other electronic devices depend largely on consumer spending.  Economic uncertainty exacerbates negative trends in consumer spending and may cause our customers to push out, cancel or refrain from placing equipment or service orders, which may reduce our revenue.  Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing, resulting in lower Tegal sales.  These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays for our products.  Further, these conditions and the uncertainty about future economic conditions make it challenging for us to forecast operating results, make business decisions and identify the risks that may affect our business, financial condition and results of operations.  If we are not able to timely and appropriately adapt to changes resulting from the difficult economic environment, our business, financial condition or results of operations will be materially and adversely affected.

We face risks associated with divestitures, acquisitions and other transactions.

We face risks associated with acquisitions, divestitures and other transactions.  We recently sold our legacy Etch and PVD business to OEM Group in March 2010.  While we continue to focus our efforts on the operation of the DRIE business, we continue to seek and evaluate strategic alternatives, which include a continued operation of the Company as a stand-alone business with a different business plan, a merger with or into another company, a sale of all or substantially all of our assets, and the liquidation or dissolution of the Company, including through a voluntary dissolution or a bankruptcy proceeding.  In addition, we may in the future engage in acquisitions of or significant investments in businesses with complementary products, services and/or technologies or in pursuit of a new business plan.  Risks associated with any of these transactions include, but are not limited to:

•	loss of customers due to the perception we may not be able to continue supplying DRIE systems;

•
lack of sales for which we could be entitled to receive additional consideration for such divestitures to the extent consideration is structured as contingent upon such sales.  For example, OEM Group is required to pay up to an additional $1 million based on the level of sales of legacy Etch and PVD products.  If sales do not materialize, we will not receive those payments;

•	a failure by a purchaser of our assets to honor its obligations under any installment payments or contingent payments that we may be entitled to receive.;

•	a lack of performance on the outstanding warranty liabilities assumed by a buyer who assumes such obligations, which could cause a customer to seek relief from us;

•	the potential loss of key employees, customers and strategic partners to other companies; or

•	claims by terminated employees, shareholders or other third parties related to the transaction;

•	coordinating and consolidating ongoing and future sales and marketing and research and development efforts with a future strategic partner;

•	integrating and managing the technologies and products with a strategic partner;

•	identifying and eliminating redundant and underperforming operations and assets;

•	using capital assets efficiently to develop the business of the combined company;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

     When we make a decision to sell assets or a business, we may encounter difficulty completing the transaction as a result of a range of possible factors such as new or changed demands from the buyer. These circumstances may cause us to incur additional time or expense or to accept less favorable terms, which may adversely affect the overall benefits of the transaction.  Divestitures, acquisitions, and other transactions are inherently risky, and we cannot provide any assurance that our previous or future transactions will be successful. The inability to effectively manage the risks associated with these transactions could materially and adversely affect our business, financial condition or results of operations.

Our customers are concentrated and therefore the loss of a significant customer may harm our business.

     The composition of our top five customers has changed from year to year, but net system sales to our top five customers in fiscal 2010, 2009, and 2008, accounted for 38.8% 89.2%, and 87.2%, respectively, of our total net system sales. No customer accounted for more than 10% of our total revenue in fiscal 2010.  PerkinElmer Inc., SVTC Technologies and Diodes Fabtech Inc. accounted for 15.7%, 15.3% and 13.9%, respectively, of our total revenue in fiscal 2009.  ST Microelectronics accounted for 57.8% of our total revenue in fiscal 2008, though this spending was primarily for our 6500 series etch systems, recently sold to OEM Group.  Other than these customers, no single customer represented more than 10% of our total revenue in fiscal 2010, 2009, and 2008.  Although the composition of the group comprising our largest customers may vary from year to year, and quarter to quarter, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor and related device manufacturing industry, would have a material adverse effect on us.

Our competitors have greater financial resources and greater name recognition than we do and therefore may compete more successfully in the MEMS and semiconductor capital equipment industry than we can.

We believe that to be competitive, we will require significant financial resources in order to offer a broad range of systems, to maintain customer service and support centers worldwide, and to invest in research and development. Our existing and potential competitors include Sumitomo Precision Products, Plasma-Therm LLC, Applied Materials, Inc., Lam Research Corporation, and Oxford Instruments.  In most cases they have substantially greater financial resources; more extensive engineering, manufacturing, marketing, and customer service capabilities; larger installed bases of current generation production equipment; broader process equipment offerings; and greater name recognition than we do. We cannot assure you that we will be able to compete successfully against these companies in the United States or worldwide.

Our potential customers may not adopt our products because of their significant cost or because our potential customers are already using a competitor’s tool.

A substantial investment is required to install and integrate capital equipment into a MEMS or semiconductor production line. Additionally, we believe that once a device manufacturer has selected a particular vendor’s capital equipment, that manufacturer generally relies upon that vendor’s equipment for that specific production line application and, to the extent possible, subsequent generations of that vendor’s systems. Accordingly, it may be extremely difficult to achieve significant sales to a particular customer once that customer has selected another vendor’s capital equipment unless there are compelling reasons to do so, such as significant performance or cost advantages. Any failure to gain access and achieve sales to new customers will adversely affect the successful commercial adoption of our products and could have a material adverse effect on us.  Further, we announced in June 2009 that the Company planned to review its “strategic alternatives” in light of its deteriorating financial performance resulting from the global financial crisis.  We expect that we have lost some sales as a result of the uncertainty surrounding our continued existence as an independent company, but we cannot verify this, nor can we predict when, if ever, sales may improve as a result of a decrease of uncertainty regarding our future.

We depend on sales of our advanced products to customers that may not fully adopt our product for production use.

We have designed our DRIE products for customer applications in MEMS, power devices and emerging new applications such as TSVs for device stacking and integration.  Our DRIE systems are currently being used for research and development activities or low volume production as well as some high volume manufacturing. For our DRIE systems to achieve full market adoption, our customers must utilize these systems more fully for high volume production, which would generate multiple system sales. We cannot assure you that the market for MEMS devices or TSV applications will develop as quickly or to the degree we expect.  If our advanced systems do not achieve significant sales or volume production due to a lack of full customer adoption, we will be materially adversely affected.

Our quarterly operating results may continue to fluctuate.

Our revenue and operating results have fluctuated and are likely to continue to fluctuate significantly from quarter to quarter, and we cannot assure you that we will achieve profitability in the future.

Our 900 series etch systems have typically sold for prices ranging between $250,000 and $600,000, while prices of our 6500 series critical etch systems and our Endeavor deposition systems have typically ranged between $1.8 million and $3.0 million.  All the assets related to the production of these systems were sold to OEM Group on March 19, 2010.  Our DRIE systems have typically sold for prices ranging between $700,000 and $1.3 million.

To the extent we are successful in selling our remaining product lines, DRIE and Compact(TM) systems, the sale of a small number of these systems will probably account for a substantial portion of revenue in future quarters, and a transaction for a single system could have a substantial impact on revenue and gross margin for a given quarter.

Other factors that could affect our quarterly operating results include:

•	changes in the mix of our revenues represented by our various products and customers;

•	adverse changes in the level of economic activity in the United States or other major economies in which we do business;

•	foreign currency exchange rate fluctuations;

•	expenses related to, and the financial impact of, the disposition of our assets; and

•
changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products, due to lifecycles of our customers’ products ending earlier than expected or due to market acceptance of our customers’ products.

Some of our sales cycles are lengthy, exposing us to the risks of inventory obsolescence and fluctuations in operating results.

Sales of our systems depend, in significant part, upon the decision of a prospective customer to add new manufacturing capacity or to expand existing manufacturing capacity, both of which typically involve a significant capital commitment. We often experience delays in finalizing system sales following initial system qualification while the customer evaluates and receives approvals for the purchase of our systems and completes a new or expanded facility. Due to these and other factors, our systems typically have a lengthy sales cycle (often 12 to 18 months in the case of DRIE systems) during which we may expend substantial funds and management effort. Lengthy sales cycles subject us to a number of significant risks, including inventory obsolescence and fluctuations in operating results over which we have little or no control.

Because technology changes rapidly, we may not be able to introduce our products in a timely enough fashion.

The MEMS and semiconductor manufacturing industry is subject to rapid technological change and new system introductions and enhancements. We believe that our future success depends on our ability to continue to enhance our existing systems and their process capabilities, and to develop and manufacture in a timely manner new systems with improved process capabilities. We may incur substantial unanticipated costs to ensure product functionality and reliability early in our products’ life cycles. We cannot assure you that we will be successful in the introduction and volume manufacture of new systems or that we will be able to develop and introduce, in a timely manner, new systems or enhancements to our existing systems and processes which satisfy customer needs or achieve market adoption.

Our financial performance may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

Our common stock has declined in value below the exercise price of many options granted to employees pursuant to our stock option plans. Thus, the intended benefits of the stock options granted to our employees, the creation of performance and retention incentives, may not be realized.  In addition, our recent headcount reductions and our current processes of pursuing strategic alternatives have also had a negative impact on the morale and performance of our personnel.  As a result, we may lose employees whom we would prefer to retain and may have difficulty in hiring new employees to replace them. Our remaining personnel may seek employment with larger, more established companies or companies perceived as having greater long-term viability or less volatile stock prices.  The loss of any significant employee or a large number of employees over a short period of time could have a material adverse effect on us.

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

International sales accounted for 58%, 34%, and 72% of total revenue for fiscal 2010, 2009, and 2008, respectively. International sales are subject to certain risks, including the imposition of government controls, fluctuations in the U.S. dollar (which could increase the sales price in local currencies of our systems in foreign markets), changes in export license and other regulatory requirements, tariffs and other market barriers, political and economic instability, potential hostilities, restrictions on the export or import of technology, difficulties in accounts receivable collection, difficulties in managing representatives, difficulties in staffing and managing international operations and potentially adverse tax consequences. We cannot assure you that any of these factors will not have a detrimental effect on our operations, financial results and cash flows.

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

We believe that factors such as announcements of developments related to our business, the progress we may or may not achieve with respect to potential strategic alternatives, fluctuations in our operating results, sales of our common stock into the marketplace, failure to meet or changes in analysts’ expectations, general conditions in the semiconductor industry or the worldwide economy, announcements of technological innovations or new products or enhancements by us or our competitors, developments in patents or other intellectual property rights, developments in our relationships with our customers and suppliers, natural disasters and outbreaks of hostilities could cause the price of our common stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. We cannot assure you that the market price of our common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our headquarters, encompassing our executive office, manufacturing, engineering and research and development operations, in one leased 39,717 square foot facility in Petaluma, California.  We have a primary lease which expired in September 2008 with an option to extend for two additional one-year terms until 2010.  The Company extended the primary lease for one year in both February 2008 and 2009.  Our primary lease expires in September 2010, and we do not plan to pursue an option to extend it further.  We own all of the machinery and equipment used in our facilities.

We had office space in a leased 13,300 square foot facility in San Jose, California.  We had a sublease agreement for the premises, signed on December 30, 2005, which expired on January 31, 2008.  Thereafter, we had a primary lease for the same premise which commenced on February 1, 2008 and expired on January 31, 2010.  As of February 2010, we no longer lease or rent space in this facility.

We leased sales, service and process support space in Maisach, Germany until January 2010.  Thereafter, we rented space on a monthly basis, but discontinued use of this space at the end of March 2010.

We also have a lease for research and development space in a facility in Annecy, France until April 2012.

Item 3.  Legal Proceedings

As of March 31, 2010, we had no pending material legal proceedings.  From time to time, we are involved in other legal proceedings in the normal course of business and do not expect them to have a material adverse effect on our business.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the NASDAQ Capital Market under the symbol TGAL. The following table sets forth the range of high and low sales prices for our common stock for each quarter during the prior two fiscal years.

	High	Low
FISCAL YEAR 2009
First Quarter	$5.00	$3.92
Second Quarter	4.60	3.22
Third Quarter	3.23	1.04
Fourth Quarter	1.56	0.93

FISCAL YEAR 2010
First Quarter	$1.68	$0.98
Second Quarter	1.61	1.10
Third Quarter	1.75	1.03
Fourth Quarter	1.46	1.10

The approximate number of holders on record of our common stock as of March 31, 2010 was 237. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options and restricted stock awards, and the number of securities remaining available for future issuance under all of our equity compensation plans, at March 31, 2010:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)	(b)	(c)
Equity compensation Plans approved by security holders:
1998 Equity Participation Plan	282,112	5.67	381,952
2007 Equity Participation Plan	596,634	3.07	187,673
Directors Stock Option Plan	107,407	9.94	20,622
Total	986,153	4.56	590,247

	Year Ended March 31,
	2010	2009	2008
Number of securities to be issued upon exercise of outstanding warrants	1,578,034	1,486,440	1,511,523

Weighted-average exercise price of outstanding warrants	$11.71	$12.07	$12.69

Item 6.  Selected Financial Data

	Year Ended March 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$12,398	$13,070	$32,925	$22,263	$21,757
Gross profit (loss)	(3,344)	5,198	14,014	5,527	6,016
Operating (loss) income	(17,729)	(7,942)	1,595	(13,375)	(8,839)
Income tax expense (benefit)	-	-	504	-	(532)
Net (loss) income	(18,469)	(7,902)	18,104	(13,213)	(8,880)
Net (loss) income per share: (1)
Basic	$(2.19)	$(1.01)	$2.53	$(1.87)	$(1.50)
Diluted	$(2.19)	$(1.01)	$2.48	$(1.87)	$(1.50)
Weighted average shares used in per share computation:
Basic	8,424	7,858	7,159	7,065	5,903
Diluted	8,424	7,858	7,288	7,065	5,903

	March 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,298	$12,491	$19,271	$25,776	$13,787
Working capital	9,859	25,811	30,724	11,729	22,579
Total assets	16,303	34,337	40,079	41,656	31,491
Debt obligations (excluding capital leases, and litigation suspense, convertible debentures)	-	-	-	13	13
Stockholders’ equity	11,937	30,031	32,930	14,417	26,040

(1)     See Note 4 of our Consolidated Financial Statements for an explanation of the computation of earnings per share.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are in thousands unless specified otherwise.

Company Overview

Tegal Corporation, a Delaware corporation (“Tegal“ or the “Company”), designs, manufactures, markets and services specialized plasma etch systems used primarily in the production of micro-electrical mechanical systems (“MEMS”) devices, such as sensors and accelerometers, as well as power devices.  The Company’s Deep Reactive Ion Etch (“DRIE”) systems are also employed in certain sophisticated manufacturing techniques, such as 3-D interconnect structures formed by intricate silicon etching, also known as Deep Silicon Etch (“DSE”) for so-called Through Silicon Vias (“TSVs”). For most of the fiscal year, Tegal also sold systems for the etching and deposition of materials found in other devices, such as integrated circuits (“ICs”) and optoelectronic devices found in products like smart phones, networking gear, solid-state lighting and digital imaging.

Beginning in the fiscal third quarter of 2009, following the acquisition of the DRIE product lines from AMMS, the Company experienced a sharp decline in revenues related to its legacy etch and PVD products, a result of the collapse of the semiconductor capital equipment market and the global financial crisis.  On March 19, 2010, the Company and its wholly owned subsidiary, SFI, sold inventory, equipment, intellectual property and other assets related to the Company’s legacy etch and PVD products to  OEM Group Inc. (“OEM Group”), a company based in Phoenix, Arizona that specializes in “life cycle management” of  legacy product lines for several semiconductor equipment companies.  The sale of the product lines and associated spare parts and service business to OEM Group transferred responsibility for the marketing and support of the Company’s 900 and 6500 series plasma etch systems, along with the Endeavor and AMS PVD systems from SFI, which the Company could no longer support profitably as an independent company.  In connection with the sale of the assets, OEM Group assumed the Company’s warranty liability for recently sold legacy etch and PVD systems.

We retained the DRIE products which we acquired from AMMS, along with the Compact(TM) cluster platform and the NLD technology that we have developed over the past several years.  At the present time, we are focusing our efforts on the continued operation of the Company with the DRIE product lines acquired from AMMS as our main business. We continue to operate the Tegal France subsidiary, which conducts several Joint Development Projects which are partially supported by customers and the government of France.  Tegal France is also the center for most of the product and process development efforts and engineering activities related to the improvement of our DRIE product lines.  Due to limited resources, we have discontinued our development efforts in NLD, but we are offering these assets for sale to third-parties.

The DRIE business and the small amount of associated spares and service revenue, currently represents the sole source of the Company’s revenue.  For fiscal year 2010, DRIE sales represented approximately 47% of our total revenues.  Since the DRIE markets have also been seriously impacted by the downturn in the semiconductor markets and the lack of available capital for new product development globally, we believes that DRIE sales alone may not be enough to continue supporting the Company, even with significant reductions in the Company’s operating expenses resulting from the sale of the legacy Etch and PVD business, as well as a continuation of cost containment measures.  Although we have over the past several years streamlined our cost structure by headcount reductions, salary and benefit reductions and limits on discretionary spending of all types, our costs for maintaining our research and development efforts and our service and manufacturing infrastructure have remained constant or in some cases increased.  We intend to continue our cost-containment measures, including outsourcing certain activities, such as engineering and software development, and maintaining or further reducing our headcount as we strive to improve operational efficiency within this challenging economic environment.  However, since we are unable to predict the timing of a stable reemergence of demand for our products and services, we believe that the realization of assets and discharge of liabilities are each subject to significant uncertainty and a substantial doubt exists as to whether we will be able to continue as a going concern.  In consideration of these circumstances, while we continue to focus our efforts on the operation of the DRIE business, we continue to seek and evaluate strategic alternatives, which include a continued operation of the Company as a stand-alone business with a different business plan, a merger with or into another company, a sale of all or substantially all of our assets, and the liquidation or dissolution of the Company, including through a voluntary dissolution or a bankruptcy proceeding.  We cannot assure you that we will be successful in pursuing any of these strategic alternatives.  As we pursue various strategic alternatives and determine that some are more or less likely than others, the consequences of such determinations will be reflected in our financial statements as required by GAAP or FASB.

The consolidated financial statements have been prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.  The consolidated financial statements are prepared in conformity with GAAP.  SFAS No. 144 (Topic 360) requires an entity to review its asset valuation whenever there are changes in circumstances indicating the carrying amounts of such assets may not be recoverable.  In connection with the valuation testing mandated by SFAS No. 144 (Topic 360), and with the evaluation of strategic alternatives available to the Company, we determined that a review our inventory levels was also necessary.  We recognize that these assets would likely realize a different rate of return for potential buyers who implement those assets into a different business structure instead of purchasing the Company as a going concern.

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

We believe the following critical accounting policies are the most significant to the presentation of our consolidated financial statements:

Revenue Recognition

Each sale of our equipment is evaluated on an individual basis in regard to revenue recognition.  We have integrated in our evaluation the related interpretative guidance included in Topic 13 of the codification of staff accounting bulletins, and recognize the role of the consensus on Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF Issue 00-21”) (Topic 605).  We first refer to EITF Issue 00-21 in order to determine if there is more than one unit of accounting and then we refer to Staff Accounting Bulletin (“SAB”) 104  (Topic 605) for revenue recognition topics for the unit of accounting. We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectability is reasonably assured.

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

For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue is recognized upon completion of installation and receipt of final customer acceptance.  Since title to goods generally passes to the customer upon shipment and 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount.  The Company relieves the entire amount from inventory at the time of sale, and the related deferred revenue liability is recognized upon installation and customer acceptance.  The revenue on these transactions is deferred and recorded as deferred revenue.  We reserve for warranty costs at the time the related revenue is recognized.  As of March 31, 2010 and 2009 deferred revenue as related to systems was $157 and $102, respectively.

Revenue related to sales of spare parts is recognized upon shipment.  Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.  Unearned maintenance and service revenue is included in deferred revenue. As of March 31, 2010 and 2009 $0 and $11 respectively of deferred revenue was related to service contracts.

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

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required.  As of March 31, 2010 three customers accounted for approximately 40% of the accounts receivable balance.  As of March 31, 2009 five customers accounted for approximately 75% of the accounts receivable balance.  As of March 31, 2008 three customers accounted for approximately 56% of the accounts receivable balance.

Notes receivable at March 31, 2010 consisted of the outstanding payments owed by OEM Group in connection with the sale of legacy assets.  There were no notes receivable for fiscal years ending March 31, 2009 and 2008.

Inventories

Inventories are stated at the lower of cost or market.  Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs.  Prior to issuing a going-concern announcement, inventory values were reduced by provisions for excess and obsolescence, and the Company estimated the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions, and established a provision for related inventories in excess of production demand.  After the Company issued a going concern announcement in its annual filing for fiscal year ended March 31, 2009, inventory values were reduced based on expected fair market values to be realized.  Should market conditions significantly differ from the Company’s estimates, additional inventory write-downs may be required. Any excess and obsolete provision is only released if and when the related inventory is sold or scrapped.

SFAS No. 144 (Topic 360) requires an entity to review its asset valuation whenever there are changes in circumstances indicating the carrying amounts of such assets may not be recoverable.  In connection with the valuation testing mandated by SFAS No. 144 (Topic 360), and with the evaluation of strategic alternatives available to the Company, we determined that a review our inventory levels was also necessary.  In the fiscal quarter ended December 31, 2009 we concluded that the likelihood of selling the Company as a going concern would be negligible.  We recognized that we had a collection of products and associated assets (such as inventory and Intellectual Property) that were in different stages of their product life cycles.  While our gross margins on the sale of our legacy Etch and PVD systems and spare parts was positive year over year, we recognized that these products would achieve higher and more sustainable margins within a business model that was more compatible with end-of-life-cycle products (i.e.: lower overhead and less focus on new product development).  In addition, based on our discussions to date with third parties regarding these products, we concluded that the market value of our products and the associated inventories was much les than our carrying values in the current economic environment.  As a result, we took an inventory provision at December 31, 2009 of $7,828.  In the fourth quarter of our fiscal year 2010, we sold these products and related assets to OEM Group for $2 million payable over 12 months, plus a contingent payment of up to $1 million based on specified booking levels of legacy Etch and PVD products during the period ending March 31, 2011.

As of March 31, 2010, the Company took an inventory provision of $944 related specifically to one of the remaining product lines, the DRIE product line inventory.  This was also based on discussions with other parties regarding the value of these products in the current economic environment.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. During the quarters ended March 31, 2010 and 2009, we reviewed our long-lived assets for indicators of impairment in accordance with SFAS No. 144, (Topic 360). Based on reduced estimates of future revenues and future negative cash flow, we identified a potential indicator of impairment.  The Company recorded an impairment charge, related to intangibles, of $1,064 and $497 for the fiscal years ended 2010 and 2009, respectively.  No impairment charges for intangible assets were recorded for the fiscal year ended 2008.

For the fiscal year ended March 31, 2010, the Company recorded a $1,064 impairment charge for intangible assets.  The Company wrote down the value of the DRIE related patents by $1,064 to reflect the expected realizable value of those assets, based on current economic conditions.  The Company also wrote off the net book value of patents related to the assets included in the sale to OEM Group, in the amount of $54.   The $54 accelerated depreciation write-off is included in the net loss on the sale to OEM Group.

For the fiscal year ended March 31, 2010, the Company also recorded a $1,558 impairment charge for fixed assets related to its DRIE product line based on the expected realizable value of those assets.  No impairment charges for fixed assets were recorded for fiscal years ended 2009 and 2008.  The fixed asset impairment charge was taken into Research and Development expense as the affected assets are located in our Tegal France research and development center.   These assets relate to the DRIE product line.

The Company recorded a $497 impairment charge for the fiscal year ended 2009.  The identified intangible asset was the FDSI patent, and its net book value at that time was $497.  As the expected undiscounted future cash flows for this patent were estimated at zero dollars, the Company recorded an impairment charge of the full net book value.

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

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future taxable income, we have fully reserved our deferred tax assets as of March 31, 2010 and 2009. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Accounting for Stock-Based Compensation

The Company has adopted several stock plans that provide for issuance of equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards.  These equity awards generally vest ratably over a four-year period on the anniversary date of the grant, and stock options expire ten years after the grant date. Certain restricted stock awards may vest on the achievement of specific performance targets.  The Company also has an Employee Stock Purchase Plan (“ESPP”) that allows qualified employees to purchase Tegal shares at 85% of the fair market value on specified dates.

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R) (Topic 718) using the modified prospective transition method. Under that transition method, we recognized compensation expense of $1,803 for the fiscal year 2007, and $1,022 the fiscal year 2008, which included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R (Topic 718). For the fiscal year 2010, we recognized $656 in compensation expense.  Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R (Topic 718), we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006.  Results in prior periods have not been restated.

Accounting for Freight Charged to Customers

Spares and systems are typically shipped “freight collect,” therefore no shipping revenue or cost is associated with the sale.  When freight is charged, the amount charged to customers is booked to revenue and freight costs incurred are offset in the cost of revenue accounts pursuant to Financial Accounting Standards Board’s (“FASB”) EITF 00-10 (Topic 603).

Results of Operations

The following table sets forth certain financial items for the years indicated:

	Year Ended March 31,
	2010	2009	2008

Revenue	$12,398	$13,070	$32,925
Inventory Impairment	8,772	—	—
Cost of revenue	6,970	7,872	18,911
Gross (loss) profit	(3,344)	5,198	14,014
Operating expenses:
Research and development expenses	7,700	5,210	3,705
Sales and marketing expenses	2,444	3,156	4,163
General and administrative expenses	4,241	4,774	4,551
Total operating expenses	14,385	13,140	12,419
Operating (loss) income	(17,729)	(7,942)	1,595
Loss on asset disposition	(1,373)	—	—
Other income (expense), net	633	40	17,013
(Loss) income before income tax expense (benefit)	(18,469)	(7,902)	18,608
Income tax (benefit) expense	—	—	504
Net (loss) income	$(18,469)	$(7,902)	$18,104

The following table sets forth certain financial data for the years indicated as a percentage of revenue:

	Year Ended March 31,
	2010	2009	2008

Revenue	100.0%	100.0%	100.0%
Inventory Impairment	70.8%	-%	-%
Cost of revenue	56.2%	60.2%	57.4%
Gross (loss) profit	(27.0)%	39.8%	42.6%
Operating expenses:
Research and development expenses	62.1%	39.9%	11.3%
Sales and marketing expenses	19.7%	24.1%	12.6%
General and administrative expenses	34.2%	36.5%	13.8%
Total operating expenses	116.0%	100.5%	37.7%
Operating (loss) income	(143.0)%	(60.8)%	4.8%
Loss on asset disposition	(11.1)%	-%	-%
Other income (expense), net	5.1%	0.3%	51.7%
Loss before income tax benefit	(149.0)%	(60.5)%	56.5%
Income tax (benefit) expense	-%	-%	1.5%
Net loss	(149.0)%	(60.5)%	55.0%

Years Ended March 31, 2010, 2009, and 2008

Revenue

Our revenue is derived from sales of new and refurbished systems, spare parts and non-warranty service. Revenue decreased 5.1% in fiscal 2010 from fiscal 2009 (to $12,398 from $13,070).  The revenue decrease was due principally to the number and mix of systems sold and the global economic recession that dramatically impacted our industry. Revenue decreased 60.3% in fiscal 2009 from fiscal 2008 (to $13,070 from $32,925).  The revenue decrease was due principally to the number and mix of systems sold and the global economic recession that dramatically impacted our industry.   Approximately $6,517, or 53%, of total sales revenue in fiscal 2010 was generated from the legacy Etch and PVD business that we sold to OEM Group on March 19, 2010.  The DRIE business and the small amount of associated spares and service revenue currently represents the sole source of the Company’s revenue.  For fiscal year 2010, DRIE sales represented approximately 47% of our total revenues.

International sales accounted for approximately 58%, 34%, and 72%, of total revenue in fiscal 2010, 2009, and 2008, respectively. We expect that international sales will continue to account for a significant portion of our revenue.

Gross (Loss) Profit

Our gross profit as a percentage of revenue (gross margin) decreased to (27.0%) in fiscal 2010 compared to 39.8% in fiscal 2009.  The decrease in the gross margin in fiscal 2010 compared to 2009 was due to the inventory write-down, the number of systems sold and product mix.  Our gross profit as a percentage of revenue (gross margin) decreased to 39.8% in fiscal 2009 compared to 42.6% in fiscal 2008.  The decrease in the gross margin in fiscal 2009 compared to 2008 was due primarily to increased costs associated with the outsourcing of the manufacturing of these systems and the fewer legacy Etch and PVD systems absorbing the costs of our existing manufacturing, purchasing and support infrastructure.  Gross margin is also impacted by the number of systems sold and product mix.

Our gross profit as a percentage of revenue has been, and will continue to be, affected by a variety of factors, including the mix and average selling prices of systems sold and the costs to manufacture, service and support new product introductions and enhancements.  Gross margins for our DRIE systems are generally lower than we have experienced in the past from the sale of our legacy Etch and PVD products, which were sold to OEM Group in March 2010.  The principal reasons for the lower margins are: (i) price pressure resulting from customers’ historic expectations for the equipment for MEMS productions versus semiconductors; (ii) extreme competition from competitors seeking to gain market share; and (iii) our current manufacturing model, which includes substantial outsourcing of system assembly and final testing.

At the present time, we are focusing our efforts on the continued operation of the Company with the DRIE product lines acquired from AMMS as our main business. Due to limited resources, we have discontinued our development efforts in NLD, but we are offering these assets for sale to third-parties.  Since the DRIE markets have also been seriously impacted by the downturn in the semiconductor markets and the lack of available capital for new product development globally, we believes that DRIE sales alone may not be enough to continue supporting the Company, even with significant reductions in the Company’s operating expenses resulting from the sale of the legacy etch and PVD business, as well as a continuation of cost containment measures.  Accordingly, while we continue to focus our efforts on the operation of the DRIE business, we continue to seek and evaluate strategic alternatives, which include a continued operation of the Company as a stand-alone business with a different business plan, a merger with or into another company, a sale of all or substantially all of our assets, and the liquidation or dissolution of the Company, including through a voluntary dissolution or a bankruptcy proceeding.  We cannot assure you that we will be successful in pursuing any of these strategic alternatives.

During fiscal 2010, we recorded a severance charge of approximately $466 related to staff reductions of 20 employees, of which approximately $110 was classified as research and development, $308 as sales and marketing, $7 as general and administrative, and $41 as cost of sales.  We had an outstanding severance liability of approximately $59 as of March 31, 2010.

During fiscal 2009, we recorded a severance charge of approximately $109 related to staff reductions of 13 employees, of which approximately $7 was classified as research and development, $70 as sales and marketing, and $32 as cost of sales.  We had an outstanding severance liability of approximately $15 as of March 31, 2009.

There were no severance charges and no outstanding liability during fiscal 2008.

Research and Development

Research and development expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts.

Research and development expenses increased to $7,700 in fiscal 2010 from $5,210 in fiscal 2009.  The increase in expense was due primarily to an impairment charge for intangibles of $1,064, and an impairment charge for fixed assets located in our research and development center in France of $1,558.  Research and development expenses increased to $5,210 in fiscal 2009 from $3,705 in fiscal 2008.  The increase in spending was due primarily to increase in spending for consulting, prototype material costs, employee related costs and legal fees for patent maintenance, all primarily related to the DRIE products acquired from AMMS.  In addition, amortization expense increased resulting from the $497 impairment write-off of the FDSI patent.

Sales and Marketing

Sales and marketing expenses primarily consist of salaries, commissions, trade show promotion and advertising expenses.  Expenses decreased to $2,444 in fiscal 2010 from $3,156 in fiscal 2009.  The decrease in spending was due primarily to the decrease in trade shows and employee related costs.  Expenses decreased to $3,156 in fiscal 2009 from $4,163 in fiscal 2008.  The decrease in spending was due primarily to the decrease in agent commission, employee commission and other employee related costs.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relation’s activities. General and administrative costs decreased to $4,241 in fiscal 2010 from $4,774 in fiscal 2009 primarily due to the decrease in payroll cost and reduced stock-based compensation expense.  These reductions were offset by increased legal fees.  General and administrative costs remained flat in fiscal 2009 compared to fiscal 2008.

Other Income (Expense), Net

In fiscal 2010, other income (expense), net, consisted principally of reimbursement monies received from the French government for R&D projects being performed at our Tegal France subsidiary, a non-cash adjustment due to the change in fair value of the common stock warrant liability pursuant to EITF 07-05, gains and losses on foreign exchange and interest income of money market accounts, offset by the loss on sale of assets to OEM Group of $1,373.  In fiscal 2009 other income (expense), net, consisted mostly of interest income offset by decreases from gains and losses on foreign exchange. In fiscal 2008 other income (expense), net, consisted principally of settling of the Sputtered Films, Inc. v. Advanced Modular Sputtering lawsuit (the “AMS litigation”), interest income, gains and losses on foreign exchange, and retirement of fixed assets. We recorded other income (expense) of $17,013 in fiscal 2008.  In addition to recording the net $14,705 from the settlement of the AMS litigation, we also recorded $682 from the recognition of foreign exchange differences between current and historical valuations of investment as a result of the dissolution of our Japan subsidiary completed in December 2007.

In connection with the settlement of the AMS litigation, we agreed to make a donation of $350 to the University of California at Santa Barbara.  The Company finalized the $350 donation in September 2007.  The donation endowed the Director of the California Nano Systems Institute, a position currently occupied by Professor David Awschalom.  The position is known as the Peter A. Clarke Professor and Director of the California Nano Systems Institute, in honor of Peter Clarke, the founder of Sputtered Films, Inc., which Tegal acquired in August 2002.

Income Taxes

In fiscal 2010 our effective tax rate was 0%.

In fiscal 2009 our effective tax rate was 0%.

In fiscal 2008 our effective tax rate was 2.7%.

The Company recorded $504 as tax expense for the income realized in fiscal 2008.  All deferred tax assets have been fully reserved.

Liquidity and Capital Resources

In fiscal years 2010 and 2009 we financed our operations through the use of existing cash balances.  In fiscal year 2008 we financed our operations through net cash provided by operations.  The primary significant changes in our cash flow statement for fiscal 2010 were in inventories, notes receivable, property and equipment, and depreciation and amortization expense.  The Company decreased both inventories and intangible assets as a result of the OEM Group asset sale.

In fiscal year 2010, inventories decreased $13,259 due primarily to the inventory provision recorded in fiscal quarter ended December 31, 2009 of $7,828 related to the legacy Etch and PVD inventories, which were subsequently sold to OEM Group.  Notes receivable increased $1,347 due to the outstanding balance due on the asset sale to OEM Group.  The depreciation, amortization and intangible asset impairment charge increased primarily due to the change in realizable market value of the DRIE fixed assets and DRIE intangible assets.  In fiscal year 2009, accounts receivable decreased $3,967 due to the decreased number of systems sold in that fiscal year.  In fiscal year 2008, accounts receivable was comparatively flat from fiscal 2007 despite our additional sales.  Final payment is due from customers when system installations are complete.  The Company, through its own field service employees and contract employees, completed installations of advanced systems, primarily sold in the second and third quarters of fiscal 2008.

Net cash used in operations in fiscal 2010 was $4,887, primarily due to the decrease in inventory.  Net cash used in operations in fiscal 2009 was $5,541, primarily due to our net loss of $7,902 and our increase in inventory.  This was offset by decreases in accounts receivable, accrued expenses, and product warranty.  Net cash used in operations in fiscal 2008 was $5,057, due primarily to the non cash income from the lawsuit settlement amount of $19,500, partially offset by a net income of $18,104 and increased inventories.

Net cash used in investing activities totaled $579, $1,455, and $483, in fiscal years 2010, 2009, and 2008, respectively. Cash used was primarily for capital expenditures in all three years principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers.  Fiscal 2009 also included net cash of $1,000 used for the AMMS asset acquisition.

Notes receivable consists of the outstanding payments owed by OEM Group in connection with the sale of legacy assets.

Notes payable, consisting of capital lease obligations on fixed assets totaling $14 during fiscal year 2008, were paid off during fiscal year 2009.  There was a $0 balance at the end of fiscal year 2010.

Our consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred net (loss) income of ($18,469), ($7,902), and $18,104 for fiscal years 2010, 2009, and 2008, respectively. We used cash flows from operations of ($4,887), ($5,541), and ($5,057) for fiscal years 2010, 2009, and 2008, respectively. We believe that our outstanding cash balances, combined with continued cost containment may be adequate to fund operations through fiscal year 2011.  Our declining cash balance is a key support of the Company’s ongoing disclosure regarding its ability to continue as a going concern.  Our business is dependent upon the sales of our capital equipment, and projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.  It is not possible to predict when our business and results of operations will improve in light of the current economic downturn that continues to dramatically affect our industry.  Therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty.  Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern.  If the going concern basis is not appropriate in future filings, adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financial statements included in such filings.

The following summarizes our contractual obligations at March 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable capital lease obligations	$-	$-	$-	$-	$-
Non-cancelable operating lease obligations	247	201	46	-	-
Total contractual cash obligations	$247	$201	$46	$-	$-

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

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

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

In June 2008, FASB ratified the EITF consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF Issue 07-05”) (Topic 815) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133 (Topic 815), Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments are potentially indexed to an entity’s own common stock. EITF Issue No. 07-05 (Topic 815) became effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-05 (Topic 815) as of April 1, 2009. As a result, warrants to purchase 1,427,272 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $6.00-$99.00 and expire between February 2010 and September 2013. As such, effective April 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue between February 2000 and January 2006. On April 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $346 to beginning accumulated deficit and $502 to common stock warrant liability to recognize the fair value of such warrants on such date. As of March 31, 2010, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions, risk-free interest rate of 2.55%, expected life of 1.06 years, an expected volatility factor of 74.2% and a dividend yield of 0.0%. Adoption of this standard had a material non-cash impact on the Company’s consolidated financial statements.

In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)). ASU 2009-13 superseded EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. While we are currently evaluating the potential impact, if any, of the adoption of ASU 2009-13, the Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB ratified ASU 2009-14 (ASU 2009-14) (previously EITF No. 09-3, Certain Revenue Arrangements That Include Software Elements). ASU 2009-14 modifies the scope of Software Revenue Recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 has an effective date that is consistent with ASU 2009-13. While we are currently evaluating the potential impact, if any, of the adoption of ASU 2009-13, the Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-09, which amends the Subsequent Events Topic of the Accounting Standards Codification (ASC) to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements, financial condition or liquidity.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Market Risk Disclosure

Foreign Exchange Risk

Our exposure to foreign currency fluctuations is primarily related to inventories held in Europe, which are denominated in the Euro. Changes in the exchange rate between the Euro and the U.S. dollar could adversely affect our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be sold into international markets. For the fiscal year, fluctuations of the U.S. dollar in relation to the Euro were immaterial to our financial statements. These fluctuations primarily affect cost of goods sold as it relates to varying levels of inventory held in Europe and denominated in the Euro. The inventory held in Europe has been significantly reduced due to the sale of legacy inventories to OEM Group.

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

We have audited the accompanying consolidated balance sheets of Tegal Corporation and its subsidiaries (“the Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. Our audit also included the financial statement schedule as of and for the three years ended March 31, 2010 listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tegal Corporation and its subsidiaries as of March 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the information presented in the related financial statement schedule as of and for the years ended March 31, 2010 and 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

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

/s/Burr Pilger Mayer, Inc.
San Francisco, California
June 11, 2010

TEGAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$7,298	$12,491
Accounts receivable, net of allowances for sales returns and doubtful accounts of $324 and $207 at March 31, 2010 and March 31, 2009, respectively.	3,116	2,775
Notes receivable	1,347	-
Inventories, net	1,221	14,480
Prepaid expenses and other current assets	1,243	372
Total current assets	14,225	30,118
Property and equipment, net	308	1,154
Intangible assets, net	1,230	2,998
Other assets	540	67
Total assets	$16,303	$34,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,520	1,487
Accrued product warranty	374	702
Common stock warrant liability	363	—
Deferred revenue	242	113
Accrued expenses and other current liabilities	1,867	2,004
Total current liabilities	4,366	4,306

Commitments and contingencies (Item 2)
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 50,000,000 shares authorized; 8,438,115 and 8,412,676 shares issued and outstanding at March 31, 2010 and March 31, 2009, respectively.	84	84
Additional paid-in capital	128,290	128,484
Accumulated other comprehensive loss	(149)	(372)
Accumulated deficit	(116,288)	(98,165)
Total stockholders’ equity	11,937	30,031
Total liabilities and stockholders’ equity	$16,303	$34,337

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended March 31,
	2010	2009	2008

Revenue	$12,398	$13,070	$32,925
Inventory Impairment	8,772	—	—
Cost of revenue	6,970	7,872	18,911
Gross (loss) profit	(3,344)	5,198	14,014
Operating expenses:
Research and development expenses	7,700	5,210	3,705
Sales and marketing expenses	2,444	3,156	4,163
General and administrative expenses	4,241	4,774	4,551
Total operating expenses	14,385	13,140	12,419
Operating (loss) income	(17,729)	(7,942)	1,595
Loss on asset disposition	(1,373)	—	—
Other income (expense), net	633	40	17,013
(Loss) income before income tax expense (benefit)	(18,469)	(7,902)	18,608
Income tax (benefit) expense	—	—	504
Net (loss) income	$(18,469)	$(7,902)	$18,104

Net (loss) income per share:
Basic	$(2.19)	$(1.01)	$2.53
Diluted	$(2.19)	$(1.01)	$2.48
Weighted average shares used in per share computation:
Basic	8,424	7,858	7,159
Diluted	8,424	7,858	7,288

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Accumulated		Total	Compre-
			Additional	Other	Accum-	Stock-	hensive
	Common Stock		Paid - in	Comprensive	ulated	holder's	Income /
	Shares	Amount	Capital	Income (loss)	Deficit	Equity	Loss

Balances at March 31, 2007	7,106,867	71	122,473	240	(108,367)	14,417
Common stock issued stock purchase plans	5,734	-	42	-	-	42
Warrants and options to purchase common stock issued for services rendered	40,940	-	29	-	-	29
Restricted Stock Units - Vested	89,195	1	-	-	-	1
Stock Compensation Expense	-	-	1,023	-	-	1,023
Net Income	-	-	-	-	18,104	18,104	18,104
Cumulative translation adjustment	-	-	-	(686)	-	(686)	(686)
Total Comprehensive Loss							17,418
Balances at March 31, 2008	7,242,736	72	123,567	(446)	(90,263)	32,930
Common stock issued stock purchase plans	7,563	-	22	-	-	22
Warrants and options to purchase common stock issued for services rendered	-	-	15	-	-	15
Restricted Stock Units - Vested	117,991	2	-	-	-	2
Stock Compensation Expense	-	-	890	-	-	890
Stock issued for asset purchase	1,044,386	10	3,990	-	-	4,000
Net Loss	-	-	-	-	(7,902)	(7,902)	(7,902)
Cumulative translation adjustment	-	-	-	74	-	74	74
Total Comprehensive Loss						-	(7,828)
Balances at March 31, 2009	8,412,676	84	128,484	(372)	(98,165)	30,031
Cumulative effect of reclassification of warants	-	-	(848)	-	346	(502)
Common stock issued stock purchase plans	6,267	-	9	-	-	9
Restricted Stock Units - Vested	19,172	-	(28)	-	-	(28)
Stock Compensation Expense	-	-	673	-	-	673
Net Loss	-	-	-	-	(18,469)	(18,469)	(18,469)
Cumulative translation adjustment	-	-	-	223	-	223	223
Total Comprehensive Loss	-	-	-		-	-	(18,246)
Balances at March 31, 2010	8,438,115	84	128,290	(149)	(116,288)	11,937

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2010	2009	2008
Cash flows from operating activities:
Net (Loss) Income	$(18,469)	$(7,902)	$18,104
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	646	892	1,022
Stock issued under stock purchase plan	9	22	42
Fair value adjustment of common stock warrants EITF 07-05 (Topic 815)	(139)	—	—
Fair value of warrants and options issued for services rendered	—	15	29
Provision for doubtful accounts and sales returns allowances	119	16	(222)
Depreciation and amortization	4,216	1,499	734
Loss on asset disposition	1,373	—	—
Inventory impairment charge	8,772	—	—
Loss on disposal of property and equipment	29	19	144
Changes in operating assets and liabilities:
Accounts receivables	(460)	3,967	160
Notes Receivable for asset disposition	(1,820)	—	—
Inventories, net	2,010	(1,583)	(5,428)
Prepaid expenses and Other assets	(870)	440	271
Accounts payable	33	27	(481)
Accrued expenses and other current liabilities	(137)	(1,664)	22
Accrued product warranty	(328)	(1,150)	858
Litigation suspense	—	—	(19,500)
Deferred revenue	129	(139)	(812)
Net cash used in operating activities	(4,887)	(5,541)	(5,057)
Cash flows used in investing activities:
Purchases of property and equipment	(829)	(455)	(483)
Net cash received on asset disposition	250	—	—
Net cash used in AMMS asset acquisition	—	(1,000)	—
Net cash used in investing activities:	(579)	(1,455)	(483)
Cash flows used in financing activities:
Payments on capital lease financing	—	(14)	3
Net cash used in financing activities	—	(14)	3
Effect of exchange rates on cash and cash equivalents	273	230	(968)
Net decrease in cash and cash equivalents	(5,192)	(6,780)	(6,505)
Cash and cash equivalents at beginning of period	12,491	19,271	25,776
Cash and cash equivalents at end of period	$7,298	$12,491	$19,271

Supplemental disclosure of non-cash activities:
Shares issued in AMMS asset acquisition	$—	$4,000	$—
Transfer of demo lab equipment between inventory (USA) and fixed assets (France)	$1,473	$11	$143

Reclassification of common stock warrant liability upon adoption of EITF 07-05 (Topic 815)	$848	$—	$—
Intangible asset impairment charge - included in research and development expense	$1,064	$497	$—
Fixed asset impairment charge - included in research and development expense	$1,558	$—	$—

See accompanying notes to Consolidated Financial Statements.

TEGAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per
share data, unless otherwise noted)

Note 1.  Description of Business and Summary of Significant Accounting Policies

Description of Business

Tegal Corporation, a Delaware corporation (“Tegal” or the “Company”), designs, manufactures, markets and services specialized plasma etch systems used primarily in the production of micro-electrical mechanical systems (“MEMS”) devices, such as sensors and accelerometers as well as power devices.  The Company’s Deep Reactive Ion Etch (“DRIE”) systems are also employed in certain sophisticated manufacturing techniques, such as 3-D interconnect structures formed by intricate silicon etching, also known as Deep Silicon Etch (“DSE”) for so-called Through Silicon Vias (“TSVs”). For most of the fiscal year, Tegal also sold systems for the etching and deposition of materials found in other devices, such as integrated circuits (“ICs”) and optoelectronic devices found in products like smart phones, networking gear, solid-state lighting, and digital imaging.

The Company was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Our predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. We completed our initial public offering in October 1995.

On August 30, 2002, we acquired all of the outstanding common stock of Sputtered Films, Incorporated (“SFI”), a privately held California corporation.  SFI was a leader in the design, manufacture and service of high performance physical vapor deposition sputtering systems for particular applications in the semiconductor and semiconductor packaging industry.  SFI was founded in 1967 with the development of its core technology, the S-Gun.  All of the assets and intellectual property of SFI were recently sold to OEM Group, Inc. on March 19, 2010 in a transaction described below.

On November 11, 2003, we acquired substantially all of the assets and certain liabilities of Simplus Systems Corporation, (“Simplus”), a development stage company.  Simplus had developed a deposition cluster tool and certain patented processes for barrier, copper seed and high-K dielectric applications.  Simplus had coined the term “nano-layer deposition” or “NLD” to describe its unique approach to molecular organic chemical vapor deposition (“MOCVD”).  While we believe that this technology is promising for certain applications, we were not successful in our first application to replace PVD for the encapsulation of High Brightness LEDs at a prominent European manufacturer.  As a result of this, and a lack of resources to continue the development of NLD, we have placed this project on hold, pending its possible sale to a third party.

On May 28, 2004, we purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”).  FDSI, a privately held development stage company, was founded in 1999 as a spin-off of SFI.  FDSI had developed a high-throughput, low cost-of-ownership physical vapor deposition (“PVD”) system with highly differentiated technology for leading edge memory and logic device production on 200 and 300 millimeter wafers.   In fiscal 2008, we canceled further internal development of products based on this technology, and have fully written off the value of the acquired technology and associated intellectual property.

On September 16, 2008, the Company acquired certain assets from Alcatel Micro Machining Systems (“AMMS”) and Alcatel Lucent (together, the “Sellers”).  With this acquisition, we entered the DRIE market.  DRIE is a highly anisotropic etch process used to create deep, steep-sided holes and trenches in wafers, with aspect ratios of 20:1 or more.  DRIE was developed for micro-electro-mechanical systems (“MEMS”), which require these features, but is also used to excavate trenches for high-density capacitors for DRAM and more recently for creating TSVs in advanced 3-D wafer level packaging technology. The acquisition was designed to enable us to pursue the high-growth markets in MEMS and certain segments of integrated semiconductor device manufacturing and packaging.  Current end-markets include production of a variety of MEMS and power devices, memory stacking (flash and DRAM), logic, RF-SiP, and CMOS image sensors.

Beginning in the fiscal third quarter of 2009, following the acquisition of the DRIE product lines from AMMS, the Company experienced a sharp decline in revenues related to its legacy Etch and PVD products, a result of the collapse of the semiconductor capital equipment market and the global financial crisis.  The management and the Board of Directors of the Company considered several alternatives for dealing with this decline in revenues, including the sale of assets which the Company could no longer support.  On March 19, 2010, the Company and its wholly owned subsidiary, SFI, sold inventory, equipment, intellectual property and other assets related to the Company’s legacy Etch and PVD products to OEM Group, a company based in Phoenix, Arizona that specializes in “life cycle management” of  legacy product lines for several semiconductor equipment companies.    The sale of the product lines and associated spare parts and service business to OEM Group transferred responsibility for the marketing and support of the Company’s 900 and 6500 series plasma etch systems, along with the Endeavor and AMS PVD systems from SFI, which the Company could no longer support profitably as an independent company.  In connection with the sale of the assets, OEM Group assumed the Company’s warranty liability for recently sold legacy etch and PVD systems.   In connection with the sale of the assets, OEM Group assumed the Company’s warranty liability for recently sold legacy Etch and PVD systems.     The loss on the sale to OEM is $1,373.

The consideration paid by OEM Group for the Disposition consisted of the following:

•	Cash in the amount of $250,000 paid at closing, which occurred on March 19, 2010;

•
An aggregate of $1,750,000 cash payable to the Company by four installment payments of $250,000, $500,000, $500,000 and $500,000 each on July 1, 2010, October 1, 2010, January 1, 2011 and April 1, 2011, respectively; and

•
A contingent payment in cash of up to $1,000,000 payable to the Company by April 15, 2011 based on the following percentage of applicable bookings of Etch and PVD Products in excess of $6,000,000 received by the Company or OEM Group during the period beginning March 19, 2010 through March 31, 2011:

o	if applicable bookings are greater than or equal to $6,000,000 but less than $8,000,000, the contingent payment will be 5% of the applicable bookings in excess of $6,000,000;

o	if applicable bookings are greater than or equal to $8,000,000 but less than $10,000,000, the contingent payment will be $100,000 plus 10% of the applicable bookings in excess of $8,000,000;

o	if applicable bookings are greater than or equal to $10,000,000 but less than $12,000,000, the contingent payment will be $300,000 plus 15% of the applicable bookings in excess of $10,000,000; and

o	if applicable bookings are greater than or equal to $12,000,000, the contingent payment will be $600,000 plus 20% of the applicable bookings in excess of $12,000,000.

In no case will the contingent payment exceed $1,000,000.

The Company retained the DRIE products which it had acquired from AMMS, along with the Compact(TM) cluster platform and the NLD technology that it had developed over the past several years.  However the DRIE products and a small amount of associated spares and service revenue, represent the sole source of the Company’s revenue.  Since the DRIE markets have also been seriously impacted by the downturn in the semiconductor markets and the lack of available capital for new product development globally, it is not clear that DRIE sales alone will be enough to support the Company, even with significant reductions in operating expenses.  As a result, the Company continues to operate with a focus on DRIE and at the same time is seeking a strategic partner for its remaining business.  The Company is also continuing to evaluate various other alternative strategies, including sale of its DRIE products, Compact(TM) platform and NLD technology, the transition to a new business model, or its voluntary liquidation.

Although we have over the past several years streamlined our cost structure by headcount reductions, salary and benefit reductions and limits on discretionary spending of all types, our costs for maintaining our research and development efforts and our service and manufacturing infrastructure have remained constant or in some cases increased.  We intend to continue our cost-containment measures, including outsourcing certain activities, such as engineering and software development, and maintaining or further reducing our headcount as we strive to improve operational efficiency within this challenging economic environment.  However, since we are unable to predict the timing of a stable reemergence of demand for our products and services, we believe that the realization of assets and discharge of liabilities are each subject to significant uncertainty and a substantial doubt exists as to whether we will be able to continue as a going concern.  In consideration of these circumstances, we have engaged Cowen & Co., LLC to assist us in evaluating strategic alternatives for the Company, which may include a merger with or into another company, a sale of all or substantially all of our assets and the liquidation or dissolution of the Company, including through a bankruptcy proceeding.  The consolidated financial statements include an adjustment to the value of DRIE related assets to reflect the value of expected realizable market values that might result from the outcome of this uncertainty.

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

At March 31, 2010 and 2009 all of the Company’s investments are classified as cash equivalents in the consolidated balance sheets. The investment portfolio at March 31, 2010 and 2009 is comprised of money market funds. At March 31, 2010 and 2009 the fair value of the Company’s investments approximated cost.

Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes payable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. The Company has foreign subsidiaries, which operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses) included in other income (expense), net were not significant for the years ended March 31, 2010, 2009, and 2008.   On March 31, 2010, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.

Notes receivable at March 31, 2010 consisted of the outstanding payments owed by OEM Group in connection with the sale of legacy assets.  There were no notes receivable for fiscal years ending March 31, 2009 and 2008.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments and accounts receivable. Substantially all of the Company’s liquid investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of March 31, 2010, three customers accounted for approximately 39.5% of the accounts receivable balance.  As of March 31, 2009, five customers accounted for approximately 75.3% of the accounts receivable balance.  As of March 31, 2008, three customers accounted for approximately 55.8% of the accounts receivable balance.

Inventories

Inventories are stated at the lower of cost or market.  Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs.  Prior to issuing a going-concern announcement, inventory values were reduced by provisions for excess and obsolescence, and the Company estimated the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions, and established a provision for related inventories in excess of production demand.  After the Company issued a going concern announcement in its annual filing for fiscal year ended March 31, 2009, inventory values were reduced based on expected fair market values to be realized.  Should market conditions significantly differ from the Company’s estimates, additional inventory write-downs may be required. Any excess and obsolete provision is only released if and when the related inventory is sold or scrapped.  The inventory provision balance at March 31, 2010 and 2009 was $944 and $626, respectively.  The inventory provision write down for the years ended March 31, 2010 and 2009 was $8,772 and $3,069, respectively.  The change in the inventory provision in both FY10 and FY09 was the result of inventory write-downs and scrap adjustments.   The increase in FY10 resulted from the change in the expected realizable market value of our inventories.

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

Warranty Costs

We provide for the estimated cost of our product warranties at the time revenue is recognized.  The warranty reserve is based on historical cost data related to warranty.  Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability may be required.  Actual warranty expense is typically low in the period immediately following installation.  The standard warranty for new tools is one year and for used tools six months.

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

Identified Intangible Assets

Intangibles include patents and trademarks that are amortized on a straight-line basis over periods ranging from 5 years to 15 years.  The Company performs an ongoing review of its identified intangible assets to determine if facts and circumstances exist that indicate the useful life is shorter than originally estimated or the carrying amount may not be recoverable.  If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flow associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Based on reduced estimates of future revenues and future negative cash flow, we identified a potential indicator of impairment.  The Company recorded an impairment charge of $1,064 for intangible assets the fiscal year ended 2010.  The Company recorded an impairment charge of $497 for intangible assets for the fiscal year ended 2009.  No impairment charges were recorded for the fiscal year ended 2008.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. During the quarters ended March 31, 2009, December 31, 2009 and March 31, 2010, we reviewed our long-lived assets for indicators of impairment in accordance with SFAS No. 144, (Topic 360).  Based on reduced estimates of future revenues and future negative cash flow, we identified a potential indicator of impairment.  The Company recorded an impairment charge, related to intangibles, of $1,064 and $497 for the fiscal year ended 2010 and 2009, respectively.  No impairment charges were recorded for the year ended 2008.

The accumulated amortization balance for fiscal 2010 included $1,118 of accelerated depreciation expense related to the write off of deposition technology patents, as these assets were sold to OEM Group, effective March 19, 2010 as well as the impairment charge the Company took in connection with the write down of the value of the DRIE related intangible assets to reflect the expected realizable value of those DRIE assets.  The DRIE related impairment charge was $1,064, and the amount of the accelerated depreciation was $54, which was included in the loss on the sale to OEM Group.   The Company wrote off the net book value of patents related to its deposition technologies, as these assets were included in the sale to OEM Group, in the amount of $54.  The Company also wrote down the value of the DRIE related patents to reflect the expected realizable value of those assets, in the amount of $1,064.

For the fiscal year ended March 31, 2009, the Company recorded a $497 impairment charge.  The net book value of the specific intangible asset (FDSI patent) was $497 at March 31, 2009.  As the expected undiscounted future cash flows for this patent were zero, the Company wrote off the net book value of the intangible asset.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, as well as at our fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. During the third and fourth quarters of 2010, we reviewed our long-lived assets for indicators of impairment in accordance with SFAS No. 144 (Topic 360), “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS No. 142-3 (Topic 350), “Determination of the Useful Life of Intangible Assets.

For the fiscal year ended March 31, 2010, the Company recorded a $1,558 impairment charge for fixed assets related to its DRIE product line based on the expected realizable value of those assets.  No impairment charges for fixed assets were recorded for fiscal years ended 2009 and 2008.  The fixed asset impairment charge was taken into Research and Development expense as the affected assets are located in our Tegal France research and development center.   These assets relate to the DRIE product line.

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

Notes Receivable

Notes receivable at March 31, 2010 consisted of the outstanding payments owed by OEM Group in connection with the sale of legacy assets.  There were no notes receivable for fiscal years ending March 31, 2009 and 2008.

Revenue Recognition

Each sale of our equipment is evaluated on an individual basis in regard to revenue recognition.  We have integrated in our evaluation the related interpretative guidance included in Topic 13 of the codification of staff accounting bulletins, and recognize the role of the consensus on Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF Issue 00-21”) (“Topic 605”).  We first refer to EITF Issue 00-21 (Topic 605) in order to determine if there is more than one unit of accounting and then we refer to Staff Accounting Bulletin (“SAB”) 104 for revenue recognition topics for the unit of accounting. We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectability is reasonably assured.

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

For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue is recognized upon completion of installation and receipt of final customer acceptance.  Since title to goods generally passes to the customer upon shipment and 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount.  The Company relieves the entire amount from inventory at the time of sale, and the related deferred revenue liability is recognized upon installation and customer acceptance.  The revenue on these transactions is deferred and recorded as deferred revenue.  As of March 31, 2010 and 2009, deferred revenue as related to systems was $157 and $102, respectively.  We reserve for warranty costs at the time the related revenue is recognized.

Revenue related to sales of spare parts is recognized upon shipment.  Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.  Unearned maintenance and service revenue is included in deferred revenue.  At March 31, 2010, 2009, and 2008, respectively, $0, $11, and $0 of deferred revenue were related to service contracts.

Accounting for Freight Charged to Customers

Spares and systems are typically shipped “freight collect,” therefore no shipping revenue or cost is associated with the sale.  When freight is charged, the amount charged to customers is booked to revenue and freight costs incurred are offset in the cost of revenue accounts pursuant to Financial Accounting Standards Board’s (“FASB”) EITF 00-10 (Topic 605).

Income Taxes

Effective April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48) (Topic 740).  FIN 48 (Topic 740) requires recognition on the financial statements of the effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  FIN 48 (Topic 740) provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions. Deferred income taxes are recognized for the differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The impact on adoption of FIN 48 (Topic 740) is more fully described in Note 6, “Income Taxes.”

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

Stock-Based Compensation

We have adopted several stock plans that provide for issuance of equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards.  These equity awards generally vest ratably over a four-year period on the anniversary date of the grant, and stock options expire ten years after the grant date.  Certain restricted stock awards may vest on the achievement of specific performance targets.  We also have an Employee Stock Purchase Plan (“ESPP”) that allows qualified employees to purchase Tegal shares at 85% of the fair market value on specified dates.

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”) (Topic 718) using the modified prospective transition method.

The Company used the following valuation assumptions to estimate the fair value of options granted for the years ended March 31, 2010, 2009, and 2008, respectively:

STOCK OPTIONS:	2010	2009	2008
Expected life (years)	6.0	6.0	4.0
Volatility	89%	92%	70%
Risk-free interest rate	2.32%	2.61%	3.80%
Dividend yield	0%	0%	0%

ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility.

ESPP:	2010	2009	2008
Expected life (years)	0.5	0.5	0.5
Volatility	81%	102%	46%
Risk-free interest rate	0.12%	1.28%	4.00%
Dividend yield	0%	0%	0%

Valuation and Other Assumptions for Stock Options

Valuation and Amortization Method.    We estimate the fair value of stock options granted using the Black-Scholes option valuation model. We estimate the fair value using a single option approach and amortize the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Expected Term.   The expected term of options granted represents the period of time that the options are expected to be outstanding. We estimate the expected term of options granted based on our historical experience of exercises including post-vesting exercises and termination.

Expected Volatility.    We estimate the volatility of our stock options at the date of grant using historical volatilities.  Historical volatilities are calculated based on the historical prices of our common stock over a period at least equal to the expected term of our option grants.

Risk-Free Interest Rate.    We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our option grants.

Dividends.    We have never paid any cash dividends on common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Forfeitures.    We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation expense only for those awards that are expected to vest.

The Company does not use multiple share-based payment arrangements.

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

Recent Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), (Topic 105).  The Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. This standard establishes two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.  The Company adopted SFAS 168 (Topic 105) as of July 1, 2009.   As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our Condensed Consolidated Financial Statements.  However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to also refer to the appropriate topic of ASC.

           In June 2008, FASB ratified the EITF consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF Issue 07-05”) (Topic 815) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133 (Topic 815), Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments are potentially indexed to an entity’s own common stock.  EITF Issue No. 07-05 (Topic 815) became effective for fiscal years beginning after December 15, 2008.  The Company adopted EITF 07-05 (Topic 815) as of April 1, 2009.  As a result, warrants to purchase 1,427,272 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $6.00-$99.00 and expire between February 2010 and September 2013. As such, effective April 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue between February 2000 and January 2006.  On April 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $346 to beginning accumulated deficit and $502 to common stock warrant liability to recognize the fair value of such warrants on such date.  As of March 31, 2010, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions, risk-free interest rate of 2.55%, expected life of 1.06 years, an expected volatility factor of 74.2% and a dividend yield of 0.0%.  Adoption of this standard had a material non-cash impact on the Company’s consolidated financial statements.

In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)). ASU 2009-13 superseded EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted.  While we are currently evaluating the potential impact, if any, of the adoption of ASU 2009-13, the Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB ratified ASU 2009-14 (ASU 2009-14) (previously EITF No. 09-3, Certain Revenue Arrangements That Include Software Elements). ASU 2009-14 modifies the scope of Software Revenue Recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 has an effective date that is consistent with ASU 2009-13. While we are currently evaluating the potential impact, if any, of the adoption of ASU 2009-13, the Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-09, which amends the Subsequent Events Topic of the Accounting Standards Codification (ASC) to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements, financial condition or liquidity.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).   Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

Note 2.  Balance Sheet and Statement of Operations Detail

Inventories, net consisted of:

	March 31,
	2010	2009
Raw materials	$386	$5,634
Work in progress	39	4,348
Finished goods and spares	796	4,498
	$1,221	$14,480

The inventory provision at March 31, 2010 and 2009 was $944 and $626, respectively.

Property and equipment, net, consisted of:

	March 31,
	2010	2009
Machinery and equipment	$2,739	$2,785
Demo lab equipment	-	1,273
Computer and software	767	1,355
Leasehold improvements	3,165	3,389
	6,671	8,802
Less accumulated depreciation and amortization	(6,363)	(7,648)
	$308	$1,154

Depreciation expense for years ended March 31, 2010, 2009 and 2008 was $2,412, $578, and $583, respectively.  In fiscal 2010, the Company took a $1,558 impairment adjustment on fixed assets related to the DRIE product line.

A summary of accrued expenses and other current liabilities follows:

	March 31,
	2010	2009
Accrued compensation costs	$707	$861
Income taxes payable	16	18
Customer deposits	410	553
Sales tax payable	141	61
Accruals	593	511
Other	-	-
	$1,867	$2,004

Product warranty and guarantees:

The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized.  The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected.  Warranty activity for the years ended March 31, 2010, 2009 and 2008 is as follows:

	Warranty Activity for the
	Year Ending March 31,
	2010	2009	2008
Balance at the beginning of the period	$702	$1,770	$1,101
Additional warranty accruals for warranties issued during the period	786	591	1,811
Warranty liability transferred to OEM Group	(27)	—	—
Warranty expense during the period	(1,087)	(1,659)	(1,142)
Balance at the end of the period	$374	$702	$1,770

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

Note 3. Intangible Assets

As of March 31, 2010, intangible assets, net consisted of the following:

	Gross	Accumulated Amortization	Net
Trademarks	279	(214)	65
Patents	2,406	(1,241)	1,165
Total	$2,685	$(1,455)	$1,230

As of March 31, 2009, intangible assets, net consisted of the following:

	Gross	Accumulated Amortization	Net
Technology	$108	$(89)	$19
Trademarks	428	(71)	357
Trade name	253	(209)	44
Patents	3,322	(744)	2,578
Total	$4,111	$(1,113)	$2,998

Amortization expense was $1,714 in fiscal 2010, $981 in fiscal 2009, and $258 in fiscal 2008.  The amortization expense for fiscal 2010 included $54 of impairment related to the write off of deposition technology patents, as these assets were sold to OEM Group, effective March 19, 2010.  The Company also wrote down the value of the DRIE related patents by $1,064 to reflect the expected realizable value of those assets.  The Company recorded a $497 impairment charge for the fiscal year ended 2009.  The identified intangible asset was the FDSI patent, and its net book value at that time was $497.  As the expected undiscounted future cash flows for this patent were estimated at zero dollars, the Company recorded an impairment charge of the full net book value.  No impairment charges were recorded for the years ended 2008.

The amortization expense for fiscal 2009 included $497 of impairment related to patents with no future value.  The estimated future amortization expense of intangible assets as of March 31, 2010 is as follows:

Year Ending March 31,	Estimated Amortization Expense
2011	$255
2012	233
2013	212
2014	212
2015	212
Thereafter	106
$1,230

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

Basic net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Year Ended March 31,
	2010	2009	2008

Net loss applicable to common stockholders	$(18,469)	$(7,902)	$18,104
Basic and diluted:
Weighted-average common shares outstanding	8,424	7,858	7,159
Plus diluted - common stock equivalents	—	—	129
Weighted-average common shares used in diluted net (loss) income per common share	8,424	7,858	7,288
Basic net loss per common share	$(2.19)	$(1.01)	$2.53
Diluted net loss per common share	$(2.19)	$(1.01)	$2.48

Outstanding options, warrants and Restricted Stock Units (“RSUs”) of 2,428,565, 2,697,966, and 1,697,608 shares of common stock at a weighted-average exercise price of $8.63, $8.66, and $10.72 on March 31, 2010, 2009, and 2008 respectively, were not included in the computation of diluted net (loss) income per common share for the periods presented as a result of their anti-dilutive effect.  Such securities could potentially dilute earnings per share in future periods.

Note 5.  Notes Payable

There were no notes payable at March 31, 2009 and 2010.  Notes payable at March 31, 2008, consisted of capital lease obligations of $14, excluding the interest portion.

Note 6.  Income Taxes

The deferred tax asset valuation allowance as of March 31, 2010 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, net operating loss carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding our ability to realize the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses, and the lack of carryback capacity to realize deferred tax assets.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the year ended March 31, 2010 includes no interest and penalties. As of March 31, 2009, we have no accrued interest and penalties related to uncertain tax positions.

Components of income (loss) before income tax expense (benefit) are as follows:

Year ended March 31,	2010	2009	2008

Domestic	$(14,279)	$(6,793)	$18,197
Foreign	(4,190)	(1,109)	411
Income (Loss) before income tax expense (benefit)	$(18,469)	$(7,902)	$18,608

Components of income tax expense (benefit) are as follows:

Year ended March 31,	2010	2009	2008

Current:
U.S. Federal	$-	$-	$385
State and Local	-	-	119
Foreign (credit)	-	-	-
Total current tax expense (benefit)	-	-	504
Deferred
U.S. Federal	-	-	-
State and Local	-	-	-
Foreign (credit)	-	-	-
Total deferred tax expense	$-	$-	$-

Total income tax expense (benefit)	$0	$0	$504

The income tax expense (benefit) differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

Year ended March 31,	2010	2009	2008

Income tax expense (benefit) at U.S. Statutory Rate	$(6,262)	$(2,687)	$6,326
State taxes expense (benefit) net of federal effect	(772)	-	79
Foreign differential	123	45	-
Current year tax credits	-	(94)	(5)
Change in valuation allowance	6,875	2,715	(6,423)
Foreign SubF Germany	-	-	227
Japan liquidation subject to 367(b)	-	-	273
Other items	36	21	27
Total Income tax expense/(income)	$-	$-	$504

Components of deferred taxes are as follows:

Year ended March 31,	2010	2009	2008

Deferred revenue	$68	$45	$96
Accruals, reserves and other	1,964	2,968	2,861
Net operating loss carryforwards	37,434	29,393	26,838
Credit carryforward	2,702	2,921	2,795
Uniform cap adjustment	11	120	348
Other	1,515	1,372	1,059

Gross deferred tax assets	43,694	36,819	33,997
Valuation allowance	(43,694)	(36,819)	(33,997)
Net deferred tax asset	$-	$-	$-

The Company adopted FIN 48 (Topic 740), on January 1, 2007. As a result of the implementation of FIN 48 (Topic 740), the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. As of the date of adoption, the Company recorded a $1.4 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet at that time.

Tabular Reconciliation of Unrecognized Tax Benefits

Ending Balance of March 31, 2008	1,299

Increase/(Decrease) of unrecognized tax benefits taken in prior years	-
Increase/(Decrease) of unrecognized tax benefits related to current year	64
Increase/(Decrease) of unrecognized tax benefits related to settlements	-
Reductions to unrecognized tax benefits related to lapsing statute of limitations	(182)
Ending Balance at March 31, 2009	1,181

Increase/(Decrease) of unrecognized tax benefits taken in prior years	-
Increase/(Decrease) of unrecognized tax benefits related to current year	-
Increase/(Decrease) of unrecognized tax benefits related to settlements	-
Reductions to unrecognized tax benefits related to lapsing statute of limitations	(105)
Ending Balance at March 31, 2010	1,076

There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statues are still open on fiscal years ending March 31, 1995 forward for federal purposes, and for fiscal years ended March 31, 2002 forward for state purposes.  For the years prior to March 31, 2007 for federal purposes and prior to March 31, 2006 for state purposes any adjustments would be limited to reduction in the net operating loss and credit carryforwards.

Total interest and penalties included in the statement of operations for the year ended March 31, 2010 is zero.  It is the Company’s policy to include interest and penalties related to uncertain tax positions in tax expense.

We have recorded no net deferred tax assets for the years ended March 31, 2010 and 2009, respectively.  The Company has provided a valuation allowance of $43.7 million and $36.8 million at March 31, 2010 and 2009, respectively.  The valuation allowance fully reserves all net operating loss carryforwards, credits and non-deductible accruals and reserves, for which realization of future benefit is uncertain.  The realization of net operating losses may be limited due to change of ownership rules.  The valuation allowance increased by $6.0 million in fiscal 2010 and increased by $2.8 million during fiscal 2009.

At March 31, 2010, the Company has net operating loss carryforwards of approximately $95.3 million and $46.0 million for federal and state tax purposes, respectively.  The federal net operating loss carryforward will begin to expire in the year ended March 31, 2020 and the state of California will start to expire in the year ended March 31, 2013.

At March 31, 2009, the Company also has research and experimentation credit carryforwards of $1.4 million and $0.8 million for federal and state income tax purposes, respectively.  The federal credit will begin to expire in the year ended March 31, 2010 and the state of California will never expire under current law.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry-forwards in certain situations where changes occur in the stock ownership of a corporation during a certain time period.  In the event the Company had incurred a change in ownership, utilization of the carry-forwards could be significantly restricted

Note 7.  Reduction in Force

During the fiscal year ended March 31, 2010, we recorded a severance charge of approximately $466 related to staff reductions of 20 employees, of which approximately $110 was classified as research and development, $308 as sales and marketing, $7 as general and administration, and $41 as cost of sales.  We had an outstanding severance liability of approximately $59 as of March 31, 2010.

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

Note 8.  Commitments and Contingencies

The Company has several non-cancelable operating leases, primarily for general office, production and warehouse facilities, that expire over the next two years.  We have no capital leases at this time. Future minimum lease payments under these leases are as follows:

Operating
Year Ending March 31, 2010	Leases

2010	$201
2011	35
2012	11
2013	-
2014	-
Thereafter	-
Total minimum lease payments	$247

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases, net of sublease income, was $767, $755, and $862, during the years ended March 31, 2010, 2009, and 2008, respectively.

The Company maintains its headquarters, encompassing our executive office, manufacturing, engineering and research and development operations, in one leased 39,717 square foot facility in Petaluma, California.  The current lease expires on September 2010, and the Company has no plans to renew the lease.  The Company has taken an estimated $300 provision in Other Expense related to the restoration of the facility based on the exit terms of the lease.  The Company also has leased space in Annecy, France for research and development.  That lease has eight years remaining but includes an early exit clause which allows the Company to cancel the lease in April 2012.

Subsequent to March 31, 2010, there were no material subsequent events or changes that would affect the Company’s consolidated financial statements.

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

•	During fiscal year 2009, the Company issued no warrants. The Company booked $15 of expense for warrants previously issued.

•	During fiscal year 2010, the Company issued no warrants. The Company booked $0 of expense for warrants previously issued.

At March 31, 2010 there were 1,300,479 warrants outstanding, with an average option price of $7.93.

Note 10.  Employee Benefit Plans

Eighth Amended and Restated 1998 Equity Participation Plan (Eighth Amended and Restated)

Pursuant to the terms of the Company’s Eighth Amended and Restated 1998 Equity Participation Plan (“1998 Equity Plan”), aggregate of 1,666,666 shares of common stock were reserved for issuance pursuant to granted stock options and stock appreciation rights or upon the vesting of granted restricted stock awards. The exercise price of options generally was the fair value of the Company’s common stock on the date of grant. Options are generally subject to vesting at the discretion of the Compensation Committee of the Board of Directors (the “Committee”). At the discretion of the Committee, vesting may be accelerated when the fair market value of the Company’s stock equals a certain price established by the Committee on the date of grant. Incentive stock options will be exercisable for up to ten years from the grant date of the option. Non-qualified stock options will be exercisable for a maximum term to be set by the Committee upon grant.  Upon the adoption of the 2007 Equity Plan, no further awards were issued under the 1998 Equity Plan.

2007 Incentive Award Plan

Pursuant to the terms of the Company’s 2007 Equity Participation Plan (“2007 Equity Plan”), which was authorized as a successor plan to the Company’s 1998 Equity Incentive Plan and Director Option Plan, an aggregate of 1,000,000 shares of common stock is available for grant pursuant to the 2007 Equity Plan, plus the number of shares of common stock which are or become available for issuance under the 1998 Equity Plan and the Director Option Plan and which are not thereafter issued under such plans. The 2007 Equity Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards.  The option exercise price of all stock options granted pursuant to the 2007 Equity Plan will not be less than 100% of the fair market value of the common stock on the date of grant. Stock options may be exercised as determined by the Board, but in no event after the tenth anniversary date of grant, provided that a vested nonqualified stock option may be exercised up to 12 months after the optionee's death.  Awards granted under the 2007 Equity Plan are generally subject to vesting at the discretion of the Compensation Committee of the Board of Directors (the “Committee”).  As of March 31, 2010; 187,673 shares were available for issuance under the 2007 Equity Plan.

Directors Stock Option Plan

Pursuant to the terms of the Fifth Amended and Restated Stock Option Plan for Outside Directors, as amended, (“Director Option Plan”), an aggregate of 333,333 shares of common stock were reserved for issuance pursuant to stock options granted to outside directors.  Each outside director who was elected or appointed to the Board on or after September 15, 1998 was eligible to be granted an option to purchase 8,333 shares of common stock and on each second anniversary after the applicable election or appointment shall receive an additional option to purchase 4,166 shares, provided that such outside director continued to serve as an outside director on that date. For each outside director, 1/12th of the total number of shares will vest on the first day of each calendar month following the date of Option grant, contingent upon continued service as a director.  Following the adoption of the 2007 Equity Plan, no further awards were issued under the Director Option Plan.

Employee Qualified Stock Purchase Plan

The Company has offered an employee qualified stock purchase plan (“Employee Plan”) under which rights are granted to purchase shares of common stock at 85% of the lower of the market value of such shares at the beginning of a six month offering period or at the end of that six month period. Under the Employee Plan, the Company is authorized to issue up to 83,333 shares of common stock. Some 6,267 common stock shares were purchased in fiscal 2010 and 7,563 common stock shares were purchased in fiscal 2009.  Shares available for future purchase under the Employee Plan were 20,507 at March 31, 2010.

Savings and Investment Plan

The Company has established a defined contribution plan that covers substantially all U.S. employees. Employee contributions of up to 4% of each U.S. employee’s compensation will be matched by the Company based upon a percentage to be determined annually by the Board. Employees may contribute up to 15% of their compensation, not to exceed a prescribed maximum amount. The Company made contributions to the plan of $8, $13, and $15 in the years ended March 31, 2010, 2009, and 2008, respectively.

Note 11.  Stock Based Compensation

A summary of stock option and warrant activity during the year ended March 31, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in Years)	Value
Beginning outstanding	2,574,502	$8.94
Granted
Price = market value	24,997	1.22
Total	24,997	1.22
Exercised	—	0.00
Cancelled
Forfeited	(118,973)	3.27
Expired	(100,495)	17.12
Total	(219,468)	9.61

Ending outstanding	2,380,031	$8.79	2.91	$-
Ending vested and expected to vest	2,313,594	$8.97	2.76	$-
Ending exercisable	2,010,099	$9.88	2.00	$-

The aggregate intrinsic value of options and warrants outstanding at March 31, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of March 31, 2010.

The weighted average estimated grant date fair value, as defined by SFAS No.123R (Topic 718) for stock options granted during fiscal 2010, 2009, and 2008 was $1.22, $1.91, and $2.93 per option, respectively.

The following table summarizes information with respect to stock options and warrants outstanding as of March 31, 2010:

						Weighted
			Weighted			Average
		Number	Average		Number	Exercise
		Outstanding	Remaining	Weighted	Exercisable	Price
		As of	Contractual	Average	As of	As of
Range of		March 31,	Term	Exercise	March 31,	March 31,
Exercise Prices		2010	(in years)	Price	2010	2010
$1.20	$1.25	24,997	0.88	$1.22	2,083	$1.25
2.34	2.34	317,597	8.37	2.34	85,963	2.34
3.44	4.60	446,404	6.03	4.33	332,270	4.38
4.63	8.28	256,772	3.37	6.48	256,772	6.48
12.00	12.00	1,284,990	0.43	12.00	1,284,990	12.00
12.36	30.37	39,415	2.95	15.88	38,165	15.88
34.80	34.80	46	3.68	34.80	46	34.80
37.08	37.08	230	3.68	37.08	230	37.08
46.50	46.50	3,332	0.47	46.50	3,332	46.50
56.28	56.28	6,248	0.04	56.28	6,248	56.28

$1.20	$56.28	2,380,031	2.91	$8.80	2,010,099	$9.88

The weighted average estimated grant date fair values per share, for rights granted under the Employee Stock Purchase Plan during fiscal 2010, 2009, and 2008 were $1.22, $1.88, and $3.88, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock award activity for the period ended March 31, 2010:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Balance March 31, 2009	96,690	$1.10
Granted	-	$-
Forfeited	(26,638)	$3.19
Vested	(42,025)	$1.30
Balance, March 31, 2010	28,027	$1.18

The weighted average estimated grant date fair value, as defined by SFAS No.123R (Topic 718)  for restricted stock awards granted during fiscal 2010, 2009, and 2008 was $0.00, $3.56, and $4.63 per award, respectively.

As of March 31, 2010 there was $84 of total unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted average period of 1 year.

Total stock-based compensation expense related to stock options and RSUs for the year ended March 31, 2010, 2009, and 2008 was $656, $929 and $1,093, respectively.  The total compensation expense related to non-vested stock options and RSUs not yet recognized for March 31, 2010 is $613 which is expected to be recognized over a weighted average period of two years.

Note 12.  Geographical Information

The Company operates in one segment for the manufacture, marketing and servicing of integrated circuit fabrication equipment.  In accordance with SFAS No. 131 (Topic 280), “Disclosures About Segments of an Enterprise and Related Information,” (“SFAS 131”) (“Topic 280”) the Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment, and are attributed to the geographic location in which they are located.  Net sales and long-lived assets by geographic region were as follows:

	Years Ended March 31,
	2010	2009	2008
United States	$5,230	$9,295	$9,262
Asia	2,383	1,045	10,775
Germany	1,640	791	2,879
Rest of Americas (ROA)	1,926	0	0
France	477	520	0
Europe, excluding Germany & France	742	1,419	10,009
Total sales	$12,398	$13,070	$32,925

	March 31,
	2010	2009
Long-Lived assets at year-end:
United States	$298	$1,142
Europe	10	12
Total Long-lived assets	$308	$1,154

The Company’s sales are primarily to manufacturers. The composition of our top five customers changes from year to year, but net system sales to our top five customers in fiscal 2010, 2009, and 2008 accounted for 38.8%, 89.2%, and 87.2% respectively, of total net system sales. No customer accounted for more than 10% of total sales in fiscal 2010.  PerkinElmer, Inc., SVTC Technologies, and Diodes Fabtech Inc. accounted for 15.7%, 15.3% and 13.9%, respectively, of our total revenue in fiscal 2009.  ST Microelectronics accounted for 57.8% of our total revenue in fiscal 2008.  Other than the previously listed customers, no single customer represented more than 10% of the Company’s total revenue in fiscal 2010, 2009, and 2008.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.   As of March 31, 2010, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 20010 such disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of March 31, 2010.  Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of March 31, 2010.

Evaluation of disclosure controls and procedures.   As of March 31, 2010, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, such disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of March 31, 2010.  Management’s assessment of internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of March 31, 2010 has not been audited by Burr Pilger Mayer, Inc., an independent registered public accounting firm, as stated in their report appearing above.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

Submission of Matters to a Vote of Security Holders

On March 25, 2010, the Company held its annual meeting of the stockholders.  Present at the meeting, in person or by proxy, were the holders of 5,191,595 shares of common stock of the Company, representing 62% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote.

At least 2,103,530 votes have been cast for each of the five nominated candidates for director of the Company and that Jeffrey Krauss, Ferdinand Seemann, Thomas Mika, Carl Muscari and Gilbert Bellini have therefore been elected director of Tegal Corporation for a period of one year and until their respective successors have been duly elected and qualified.

The vote to ratify the appointment of Burr Pilger Mayer, Inc. as our Independent Registered Public Accounting Firm for the fiscal year ending March 31, 2010 was approved by stockholders as follows:

Total Votes
For	5,104,254
Against	38,622
Abstain	48,719

PART III

Certain information required by Part III is allowed to be incorporated by reference from a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) that is filed with the SEC no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Audit Committee Report included in the Proxy Statement.

Item 10.  Directors, Executive Officers and Corporate Governance

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

PART IV

Item 15.  Exhibits, Financial Statement Schedule

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

The Company’s Financial Statements and notes thereto appear in this Form 10-K according to the following Index of Consolidated Financial Statements:

(2)	Financial Statement Schedule

Page
Schedule II — Valuation and Qualifying Accounts	53

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the consolidated financial statements or related notes.

(b)	Exhibits

The following exhibits are referenced or included in this report:

Exhibit Number	Description
3.1
Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the Securities and Exchange Commission on June 29, 2007).

3.2	Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 included in Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006).
**10.1
Fifth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to the Registrant’s Quarterly Report on 10-Q, for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006.)

**10.2
Eighth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 14, 2006.)

**10.3	2007 Incentive Award Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on July 29, 2007).
**10.4
Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Registrant’s revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004).

10.5
Form of Stock Option Agreement for Employees from the 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007.

**10.6
Form of Non-Qualified Stock Option Agreement for Employees from the Eighth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004).

**10.7
Form of Restricted Stock Unit Award Agreement from the Eighth Amended and Restated 1998 Equity Participation (incorporated by reference to Exhibit 10.5.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005).

Exhibit Number	Description
**10.8
Employment Agreement between the Registrant and Thomas Mika dated as of July 27, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2007).

**10.9
Employment Agreement between the Registrant and Christine Hergenrother dated as of July 27, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2007).

**10.10
Restricted Stock Unit Award Agreement between Tegal Corporation and Tom Mika, dated July 5, 2005, (incorporate by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005).

10.11
Asset Purchase Agreement between Tegal Corporation, Alcatel Micro Machining Systems, a French corporation, and Alcatel Lucent, a French corporation, dated September 2, 2008, (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2008).

**10.12
Tegal Corporation Executive Severance Plan between Tegal Corporation and Steve Selbrede, Paul Werbaneth, and Scott Brown,  (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2008).

10.13	Asset Purchase Agreement between Tegal Corporation, Sputtered Films, Inc., OEM Group, Inc. and OEG-TEG, LLC., dated March 19, 2010.
10.14	Trademark Assignment Agreement between Tegal Corporation, Sputtered Films, Inc. and OEG-TEG, LLC dated March 19, 2010.
10.15	Trademark License Agreement between Tegal Corporation, Sputtered Films, Inc. and OEG-TEG, LLC dated March 19, 2010.
10.16	Patent Assignment Agreement between Tegal Corporation, Sputtered Films, Inc. and OEG-TEG, LLC dated March 19, 2010.
10.17	Intellectual Property Cross-License Agreement between Tegal Corporation, Sputtered Films, Inc. and OEG-TEG, LLC dated March 19, 2010.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm – Burr Pilger Mayer, Inc.
24.1	Power of Attorney (included on signature page hereto).
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.

**    Management contract for compensatory plan or arrangement.

TEGAL CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2008, 2009, 2010

	Balance At	Charged to	Charged		Balance
	Beginning	Costs and	to Other		At End
Description	of Year	Expenses	Accounts	Deductions	of Year
Year ended March 31, 2008:
Allowances for doubtful accounts	$(280)	150	-	8	$(122)
Sales returns and allowances	(127)	59	-	(1)	(69)
Cash discounts	(6)	6	-	-	-
Year ended March 31, 2009:
Allowances for doubtful accounts	$(122)	(64)	-	-	$(186)
Sales returns and allowances	(69)	48	-	-	(21)
Cash discounts	-	-	-	-	-
Year ended March 31, 2010:
Allowances for doubtful accounts	$(186)	(102)	-	-	$(288)
Sales returns and allowances	(21)	(15)	-	-	(36)
Cash discounts	-	-	-	-	-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tegal Corporation

By:	/s/	thomas r. mika
Thomas R. Mika
President, Chief Executive Officer and Chairman of the Board

Dated:  June 11, 2010

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

Signature	Title	Date

/s/ THOMAS R. MIKA	President, CEO, and Chairman of the Board	June 11, 2010
Thomas R. Mika	(Principal Executive Officer)

/s/ CHRISTINE T. HERGENROTHER*	Chief Financial Officer (Principal	June 11, 2010
Christine T. Hergenrother	Financial and Accounting Officer)

/s/ FERDINAND SEEMANN*	Director	June 11, 2010
Ferdinand Seemann

/s/ JEFFREY M. KRAUSS*	Director	June 11, 2010
Jeffrey M. Krauss

/s/ CARL MUSCARI*	Director	June 11, 2010
Carl Muscari

/s/ GILBERT BELLINI *	Director	June 11, 2010
Gilbert Bellini

INDEX TO EXHIBITS
Exhibit Number	Description
3.1
Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the Securities and Exchange Commission on June 29, 2007).

3.2	Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 included in Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006).
**10.1
Fifth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to the Registrant’s Quarterly Report on 10-Q, for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006.)

**10.2
Eighth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 14, 2006.)

**10.3	2007 Incentive Award Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on July 29, 2007).
**10.4
Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Registrant’s revised definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004).

10.5
Form of Stock Option Agreement for Employees from the 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007.

**10.6
Form of Non-Qualified Stock Option Agreement for Employees from the Eighth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004).

**10.7
Form of Restricted Stock Unit Award Agreement from the Eighth Amended and Restated 1998 Equity Participation (incorporated by reference to Exhibit 10.5.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005).

**10.8
Employment Agreement between the Registrant and Thomas Mika dated as of July 27, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2007).

**10.9
Employment Agreement between the Registrant and Christine Hergenrother dated as of July 27, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2007).

**10.10
Restricted Stock Unit Award Agreement between Tegal Corporation and Tom Mika, dated July 5, 2005, (incorporate by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005).

10.11
Asset Purchase Agreement between Tegal Corporation, Alcatel Micro Machining Systems, a French corporation, and Alcatel Lucent, a French corporation, dated September 2, 2008, (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2008).

**10.12
Tegal Corporation Executive Severance Plan between Tegal Corporation and Steve Selbrede, Paul Werbaneth, and Scott Brown, (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2008).

10.13	Asset Purchase Agreement between Tegal Corporation, Sputtered Films, Inc., OEM Group, Inc. and OEG-TEG, LLC., dated March 19, 2010.
10.14	Trademark Assignment Agreement between Tegal Corporation, Sputtered Films, Inc. and OEG-TEG, LLC dated March 19, 2010.
10.15	Trademark License Agreement between Tegal Corporation, Sputtered Films, Inc. and OEG-TEG, LLC dated March 19, 2010.
10.16	Patent Assignment Agreement between Tegal Corporation, Sputtered Films, Inc. and OEG-TEG, LLC dated March 19, 2010.
10.17	Intellectual Property Cross-License Agreement between Tegal Corporation, Sputtered Films, Inc. and OEG-TEG, LLC dated March 19, 2010.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm – Burr Pilger Mayer, Inc.
24.1	Power of Attorney (included on signature page hereto).
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.

** Management contract for compensatory plan or arrangement.