Form 10-K/A
period 2010-03-31
TEGAL CORP /DE/
filed 2010-07-30
CIK 931059

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
Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the common stock on March 31, 2010 as reported on the NASDAQ Capital Market, was $8,016,209. As of June 14, 2010, 8,438,115 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

See “Explanatory Note.”

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Tegal Corporation for the fiscal year ended March 31, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on June 14, 2010 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended March 31, 2010. We are also including as exhibits the current certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to June 14, 2010. In this Amendment, unless the context indicates otherwise, the terms “company,” “we,” “us,” and “our” refer to Tegal Corporation. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

PART III

Item 10.  Directors and Executive Officers of the Registrant

DIRECTORS

The following table sets forth information regarding our directors as of July 13, 2010:

Name	Age	Director Since	New Term Will Expire
Gilbert Bellini, Director	54	2008	2010
Jeffrey M. Krauss, Director	53	1992	2010
Thomas R. Mika, President, CEO and Chairman of the Board	59	2006	2010
Carl Muscari, Director	58	2007	2010
Ferdinand Seemann, Director	48	2009	2010

Gilbert Bellini joined the Board of Directors on September 23, 2008.  Mr. Bellini has served as President of Alcatel Micro Machining Systems (“AMMS”) since March 2006.  The assets of AMMS were acquired by Tegal in September 2008. From 1980 until 2006, Mr. Bellini held various management positions in software development, equipment engineering, and industrial equipment product lines for Alcatel-Lucent.  Mr. Bellini was the contributor to the launch of the deep etching of silicon at Alcatel and has been managing AMMS’s deep-etching business since its creation in 1999.  Mr. Bellini holds a Bachelor of Science degree in Electronics from the University of Grenoble in France, followed with several internal International Business Education Training courses at Alcatel-Lucent.  We believe that Mr. Bellini’s education and experience as an engineer and his management experience at companies in the semiconductor industry make Mr. Bellini a highly-valued member of the Board of Directors.

Jeffrey M. Krauss has served as a director of Tegal since June 1992. Since April 2000, Mr. Krauss has been a Managing Member of Psilos Group Managers, LLC, a New York based venture capital firm, and a Managing Member of the general partner of Psilos Group Partners I, LP, Psilos Group Partners II, LP, Psilos Group Partners II-S, LP and Psilos III, each a venture capital partnership. From 1990 until April 2000, Mr. Krauss was a general partner of the general partner of Nazem & Company III, L.P. and Nazem & Company IV, L.P., both venture capital funds. He was also a general partner of the general partner of The Transatlantic Fund, a joint venture capital fund between Nazem & Company and Banque Nationale de Paris of France. Prior to joining Nazem & Company, Mr. Krauss was a corporate attorney with the law firm of Simpson Thacher & Bartlett, where he specialized in leveraged buyout transactions. He currently serves as a director of several private companies.  We believe that Mr. Krauss’ public accounting experience, CPA certification,   business management experience and his service as a director for several other companies make Mr. Krauss a highly-valued member of the Board of Directors.

Thomas R. Mika has served as a director of Tegal since 2006.  Mr. Mika was appointed our President and Chief Executive Officer in March 2005 and appointed Chairman of the Board in October 2006. Mr. Mika also served on our Board of Directors of Tegal from 1992 to 2002, which included periods of service as the Chairman of the Compensation Committee and a member of the Audit Committee, until he was appointed as Executive Vice President and Chief Financial Officer in August 2002.  Mr. Mika has more than 25 years of senior management, finance and consulting experience. Mr. Mika has played and continues to play a key role in company management, including managing the activities leading to our initial public offering in 1995. Prior to becoming our Executive Vice President and Chief Financial Officer, Mr. Mika founded IMTEC, a boutique investment firm active in the management of several companies. In addition to completing multiple private equity financings, joint ventures, acquisitions and license agreements on behalf of his clients, he held senior positions with Soupmasters International, Inc., where he served as President & CEO, and Disc International, Ltd., a software firm, where he served as Chief Executive. Mr. Mika was also a director of Metrologix, a semiconductor metrology company, from the time of its initial start-up until its sale to KLA-Tencor Corp. Prior to forming IMTEC, Mr. Mika was a managing consultant with Cresap, McCormick & Paget and a policy analyst for the National Science Foundation. He holds a Bachelor of Science degree in microbiology from the University of Illinois at Urbana-Champaign and a Master of Business Administration degree from the Harvard Graduate School of Business.  We believe that Mr. Mika’s earlier experience on the Board of Directors for Tegal, his consulting experience in several different industries, and his management experience as a CEO make Mr. Mika a highly-valued member of the Board of Directors.

Carl Muscari has served as a director of Tegal since November 2007. Mr. Muscari is currently the Chief Executive Officer of MSRC Co. (“MSRC”), a leading independent distributor of computer and electronics components based in Brentwood, NH.  During his four-year tenure at MSRC, Mr. Muscari has been credited with the turn-around and modernization of this privately-held company.  From 1999 until 2003, Mr. Muscari served as Chairman and CEO of Video Network Communications, Inc. (“VNCI”), based in Portsmouth, NH.  Prior to VNCI, Mr. Muscari was President of Acuity Imaging, Inc., a machine vision company, and President & CEO of Exos, Inc. a private company with force-feedback controls technology incorporated into home video, arcades and PCs, which was sold to Microsoft in 1996.  He was Executive Vice President and Chief Operating Officer of Madison Cable Corp., a high volume manufacturer of electronic cable for the computer industry, and the Vice President and General Manager of the Seals Division of Ferrofluidics Corp., a major supplier to the semiconductor, disk drive and aerospace industries.  Mr. Muscari began his career at Westinghouse Corporation, where he was a thermal-hydraulic engineer and a production manager for Sun Chemical Corporation. Mr. Muscari holds a BS Mechanical Engineering degree from Cornell University, an MS Engineering degree from the Massachusetts Institute of Technology and an MBA from the Harvard University Graduate School of Business.  We believe that Mr. Muscari’s experience and education as an engineer, his experience is the electronics industry, and his management experience as a CEO make Mr. Muscari a highly-valued member of the Board of Directors.

Ferdinand Seemann has served as a director of Tegal since December 2009 and is currently the CEO of se2quel Partners LLC, a technology consulting firm. Before founding se2quel Partners in 2003, Mr. Seemann held senior positions in several leading technology companies, including Vice President of Lam Research Corporation, Executive Vice President of Mattson Technology, President & CEO of Steag Microtech and President and Owner of Seemann Engineering. Mr. Seemann started his career as a process engineer at Wacker Siltronic in Germany. Mr. Seemann holds a BSEE from the Fachhochschule Regensburg and mastered in “Novel, cost efficient photovoltaic systems” in 1985.  We believe that Mr. Seemann’s several years of experience in the semiconductor industry as well as his management experience as CEO, Vice President and Executive Vice President make Mr. Seeman a highly-valued member of the Board of Directors.

All directors hold office until our next annual meeting of the stockholders and until their successors have been duly elected or qualified. There are no family relationships between any of our directors or executive officers.

EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of July 13, 2010:

Name	Age	Position
Thomas R. Mika	59	President and Chief Executive Officer
Christine T. Hergenrother	45	Vice President, Chief Financial Officer and Treasurer
Paul Werbaneth	51	Vice President, Marketing and Applications

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

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

Audit Committee

The Board of Directors has established a standing Audit Committee.  The Audit Committee, consisting of Messrs. Muscari, Seemann and Krauss (Chairman) at the fiscal year end March 31, 2010, reviews the adequacy of internal controls and the results and scope of the audit and other services provided by our independent auditors. The Audit Committee meets periodically with management and the independent auditors.

Each member of our Audit Committee meets the enhanced independence standards established by the Sarbanes-Oxley Act of 2002 and related rulemaking of the Securities and Exchange Commission, or SEC. The Board of Directors has further determined that Mr. Krauss, Chairman of the Audit Committee, is an “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC, by virtue of his relevant experience listed in his biographical summary provided above.

Compensation Committee

The Compensation Committee consists of Messrs. Muscari (Chairman), Krauss and Seemann.  The Compensation Committee held no meetings in fiscal 2010. The functions of the Compensation Committee include establishing salaries, incentives and other forms of compensation for our officers and other employees and administering our incentive compensation and benefit plans. The Board of Directors has adopted a compensation committee charter, a copy of which is posted on our website at www.tegal.com.

Compensation Committee Interlocks and Insider Participation

There are and were no interlocking relationships between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee is comprised of Messrs. Muscari (Chairman), Seemann and Krauss. The Nominating/Corporate Governance Committee held 1 meeting in fiscal 2010, but met informally on several occasions to discuss particular candidates and matters related to corporate governance. The functions of the Nominating/Corporate Governance Committee are to identify qualified candidates for election to the Board of Directors and establish procedures for the director candidate nomination and evaluation. The Board of Directors has adopted a Nominating/Corporate Governance Committee charter, a copy of which is posted on our website at www.tegal.com.

The Nominating/Corporate Committee strives for a mix of skills and diverse perspectives that are essential for the Board of Directors. In selecting the nominees, the Nominating/Corporate Committee assesses the independence, business judgment, management, accounting and finance, industry and technology knowledge, understanding of manufacturing, leadership, strategic vision, knowledge of international markets and marketing. Further criteria include a candidate’s personal and professional ethics, integrity and values, as well as the willingness to devote sufficient time to attend meetings and participate effectively on the Board of Directors.  The Nominating/Corporate Governance Committee intends to evaluate candidates who are qualified to serve on the Board of Directors and the Audit Committee of the Board of Directors so as to comply with NASDAQ Listing Rules 5606(b)(1) and 5605(c)(2)(A) within the cure period provided by NASDAQ Listing Rules 5605(b)(1) and 5605(c)(4).

CODE OF BUSINESS CONDUCT AND ETHICS

Our Code of Business Conduct and Ethics is available to stockholders, upon written request, and is posted on our website at www.tegal.com. If you would like a copy of our Code, please send your request to: Christine Hergenrother, Secretary, Tegal Corporation, 2201 South. McDowell Boulevard, Petaluma, California  94954.

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

To our knowledge, based solely on our review of such reports or written representations from certain reporting persons, we believe that all of the filing requirements applicable to our officers, directors, greater than 10% beneficial owners and other persons subject to Section 16 of the Exchange Act were complied with during the year ended March 31, 2010.

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

Components of Tegal’s Compensation Program

There are four major elements that comprise Tegal’s executive officer compensation program: (i) base salary; (ii) annual cash bonus, (iii) long-term incentives, such as stock options and restricted stock unit awards; and (iv) retirement benefits provided under a 401(k) plan and health benefits. Tegal has selected these elements because each is considered useful and/or necessary to meet one or more of the principal objectives of our compensation policy. For instance, base salary and bonus target percentages are set with the goal of attracting and retaining employees, adequately compensating them on a day-to-day basis for the time spent and the services they perform and rewarding them for achievement at specified levels of financial and individual performance. Our equity awards are intended to provide an incentive and reward for the achievement of long-term business objectives, including achievement of our financial goals and growth of our company. Tegal believes that these elements of compensation, when combined, are effective, and will continue to be effective, in achieving the objectives of our compensation programs.

Tegal’s compensation program is intended to assure that our compensation and benefits policies attract, motivate and retain the key employees necessary to support our growth and success, both operationally and strategically. We intend to design and implement compensation and benefit programs for our officers and other executives in order to meet these guiding principles. To meet these objectives, Tegal has adopted the following overriding policies:

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

The above policies were established by the Compensation Committee (the Committee) of the Board of Directors in setting executive officer compensation, including the assessment of the appropriate allocation among salaries, short- and long-term incentives. Other considerations include Tegal’s business objectives, competitive practices and trends and regulatory requirements.

Oversight of Executive Compensation

Tegal’s executive compensation program is overseen and administered by the Committee, which is comprised entirely of independent directors as determined in accordance with various Nasdaq Stock Market, Securities and Exchange Commission and Internal Revenue Code rules.

The Committee meets regularly with Tegal’s President and Chief Executive Officer, Mr. Mika, to obtain recommendations with respect to our compensation programs, practices and packages for executives, other employees and directors. Mr. Mika makes recommendations to the Committee on the base salary, bonus targets and equity compensation for the executive team and other employees. The Committee considers, but is not bound to and does not always accept, Mr. Mika’s recommendations with respect to executive compensation. The Committee seriously considers proposals made by Mr. Mika, and executive compensation levels established for fiscal 2010 were generally based upon recommendations made by Mr. Mika.

Mr. Mika attends some of the Committee’s meetings, but the Committee also regularly holds executive sessions not attended by any members of management or non-independent directors. The Committee discusses Mr. Mika’s compensation package with him, but makes decisions with respect to Mr. Mika’s compensation without him present. The Committee has the ultimate authority to make decisions with respect to the compensation of our named executive officers. All grants of stock options to newly-hired employees and to existing employees are made by the Committee or the Board of Directors at regularly scheduled quarterly meetings. The Committee also has authorized Mr. Mika to make salary adjustments and bonus decisions for all employees other than executive officers.

The Committee reviews the compensation program on an as-needed basis. In setting compensation levels for a particular executive, the Committee takes into consideration the proposed compensation package as a whole and each element individually, as well as the executive’s past and expected future contributions to our business.

In determining the particular elements of compensation that will be used to implement Tegal’s overall compensation policies, the Committee reviews our financial performance, and the continued improvement expected in the coming fiscal year operating budgets, difficulties still facing us in achieving its operating budget, achievement of targeted revenue, gross profit and operating expense levels, as well as the competitive environment in which we operate.

Reliance on Compensation Consultants

The Committee has the authority to engage its own independent advisors to assist in carrying out its responsibility. In fiscal 2010, the Committee did not retain a compensation consultant.

Base Salary

The base salary for each named executive officer is generally established through negotiation at the time the executive is hired, taking into account the executive’s qualifications, experience, prior salary and competitive salary information.  Each year, the Compensation Committee determines whether to approve merit increases to our named executive officers’ base salaries based upon their individual performance and the recommendations of Mr. Mika.  As a result of such a review, salaries for our named executive officers during fiscal 2010 were decreased 5% from fiscal 2009.

Bonus Plan

In order to motivate executives and managers in the attainment of our annual goals and to enhance our ability to attract and retain key managerial employees through a competitive compensation package, in past years we have adopted an annual discretionary performance bonus plan for certain executives and managers. Under this plan, each named executive officer or manager typically has an annual bonus incentive target expressed as a percentage of that executive’s or manager’s base salary. For fiscal 2010, no bonuses were paid.

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

Equity-based incentives are granted to our officers under Tegal’s stockholder-approved equity incentive plan. The Committee has in the past several years only granted equity awards to executive officers at its scheduled meetings. Grants approved during scheduled meetings become effective and are priced as of the date of approval, or a predetermined future date (for example, new hire grants are effective as of the later of the date of approval or the newly hired employee’s start date), provided that if public announcement of material information other than quarterly earnings is anticipated, the grant date may be deferred at the discretion of the Board of Directors or Committee until after release of such information. All grants of stock options or other equity awards to newly-hired employees are made by the Committee or the Board of Directors at regularly scheduled quarterly meetings. The exercise price of all options is at the closing price of our common stock on the grant date, as reported by the Nasdaq Stock Market.

The Committee believes that stock options and restricted stock unit awards can be effective tools for meeting Tegal’s compensation goal of increasing long-term stockholder value by tying the value of the stock options and restricted stock awards to Tegal’s performance in the future. The number of options and restricted stock units the Committee grants to each officer and the vesting schedule for each grant is determined based on a variety of factors, including the Committee’s goal of increasing the proportion of long-term incentive compensation awarded to executive officers.  No stock options or restricted stock units were awarded in fiscal 2010 to the named executive officers.

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

In addition, Tegal provided an automobile allowance of $9,000 per year to Scott Brown, Tegal’s Former Vice President, Sales North America.

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

We, the Compensation Committee of the Board of Directors of Tegal Corporation, have reviewed and discussed the Compensation Discussion and Analysis contained in this proxy statement with management. Based on such review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Tegal’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2010.

Submitted on July 30, 2010 by the members of the Compensation Committee of the Board of Directors.

THE COMPENSATION COMMITTEE

Carl Muscari, Chair
Jeffrey M. Krauss
Ferdinand Seemann

EXECUTIVE COMPENSATION

The following table shows, for the fiscal year ended March 31, 2010, the cash compensation paid by us and our subsidiaries as well as certain other compensation paid or accrued for those years for services in all capacities to the persons serving as the Chief Executive Officer during fiscal 2010 and the other two most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in fiscal 2010, which executives are referred to as the “named executive officers”.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(3)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Thomas Mika	2010	271,393	—	—	1,081	272,474
Chairman, President & CEO	2009	285,208	—	320,222	1,191	606,621
Christine Hergenrother	2010	162,947	—	—	401	163,348
Vice President, CFO	2009	175,150	—	59,196	402	234,748
Scott Brown	2010	202,518	—	—	51,034	253,552
Former Vice President, Sales, North America	2009	230,416	—	14,658	9,707	254,781

(1)
The amounts included in the “Option Awards” column represent the grant date fair value of such awards as computed in accordance with FASB ASC Topic 718.   The valuation assumptions used in determining such amounts are described in Note 1 to our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended March 31, 2010.   For the purpose of this table, we have recomputed amounts included in the Summary Compensation Table for prior years based on the new standard.

(2)
All other compensation in fiscal 2010 includes for all individuals the value of the company match under the 401(k) Plan.  Mr. Brown’s other compensation for 2010 includes a $9,000 car allowance and a $41,250 severance payment.

(3)	Mr. Brown’s salary includes commission amounts of $39,807 for fiscal year 2010 and $64,521 for fiscal year 2009. Mr. Brown resigned effective March 31, 2010.

 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth the outstanding stock options held by the named executive officers at March 31, 2010. No plan-based awards were granted during the fiscal year ended March 31, 2010.

	Options Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) (1) Unexercisable	Option Exercise Price ($)	Option Expiration Date (2)
Thomas Mika	15,318	1,021	4.60	11/15/2016
	69,100	34,550	4.20	12/18/2017
	54,616	163,847	2.34	11/5/2018

Christine Hergenrother	16,587	1,106	4.60	11/15/2016
	12,773	6,387	4.20	12/18/2017
	10,096	30,289	2.34	11/5/2018

Scott Brown	25,000		7.08	2/28/2016
	6,250	1,250	4.60	11/15/2016
	6,774	5,270	4.20	12/18/2017
	2,500	7,500	2.34	11/5/2018

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

Employment Agreements with Thomas R. Mika and Christine T. Hergenrother. Tegal has entered into an at-will employment agreement with each of Mr. Mika and Ms. Hergenrother. The employment agreements had an initial term of two years and are subject to annual automatic one year extensions unless either party provides prior notice of its intention not to renew. The employment agreements provide for an annual target bonus equal to a specified percentage of annual base salary (50% for Mr. Mika and 30% for Ms. Hergenrother) payable upon achievement of targets and other objectives set by the Board of Directors and for annual long-term incentive awards with a fair market value on the date of grant equal to a specified percentage of annual base salary (100% for Mr. Mika and 30% for Ms. Hergenrother).

The employment agreement with Mr. Mika provides that in the event that Mr. Mika’s employment is terminated by us other than for “cause,” if he resigns for “good reason,” dies or becomes disabled, or if we give notice of nonrenewal of the term, he will receive continued payments of base salary for a period of twenty-four months following the date of termination, plus an amount equal to two times the average annual incentive bonus paid to Mr. Mika for the three most recently completed fiscal years in which a cash bonus program covering Mr. Mika was in effect or a cash bonus was actually paid, payable in equal installments over a period of twenty-four months following the date of termination. In the event that within twelve months following a “change of control,” he is terminated by us other than for “cause” or if he resigns for “good reason”, the severance benefits will be payable in a lump sum and any long-term incentive awards outstanding shall become fully vested, and if applicable, exercisable.

The employment agreement with Ms. Hergenrother provides that in the event that her employment is terminated by us other than for “cause,” if she resigns for “good reason,” dies or becomes disabled, or if we give notice of nonrenewal of the term, she will receive continued payments of base salary for a period of twelve months following the date of termination, plus an amount equal to the average annual incentive bonus paid to Ms. Hergenrother for the three most recently completed fiscal years in which a cash bonus program covering Ms. Hergenrother was in effect or a cash bonus was actually paid, payable in equal installments over a period of twelve months following the date of termination. In the event that within twelve months following a “change of control,” she is terminated by us other than for “cause” or if he resigns for “good reason”, the severance benefits will be payable in a lump sum and any long-term incentive awards outstanding shall become fully vested, and if applicable, exercisable.

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

For purposes of the employment agreements, “change of control” generally means a sale of substantially all of the assets of Tegal, a merger of Tegal with or into another corporation in which the holders of at least 50% of Tegal’s outstanding voting power hold less than 50% of the outstanding voting power immediately after such merger, or during any period of two consecutive years, individuals who, at the beginning of such period, constitute the Board of Directors together with any new directors whose election by the Board or nomination for election by Tegal’s stockholders was approved by a vote of at least two-thirds of the directors then still in office who were either directors at the beginning of the two-year period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof.

Executive Severance Plan.  In addition, the Board of Directors has approved a severance program for executive officers which generally provides for severance in an amount equal to six month’s base salary in the event an executive officer’s employment is terminated by Tegal without cause, however, in the event that an executive officer is terminated by Tegal without cause within 12 months following a change of control, we will continue to pay such executive officer’s base salary for a period of 12 months.

For purposes of the executive severance program, the terms “cause” and “change of control” generally have the same meanings given to such terms in Mr. Mika’s employment agreement.

POTENTIAL PAYMENTS UPON TERMINATION

The following table summarizes potential change in control and severance payments to each named executive officer. The three right-hand columns describe the payments that would apply in three different potential scenarios — a termination of employment as a result of death, disability or our non-renewal of a written employment agreement; a termination of employment as a result of the named executive officer’s termination of employment by us other than for cause (or, with respect to Mr. Mika and Ms. Hergenrother, his or her resignation for good reason); or a termination of employment as a result of the named executive officer’s termination of employment by us other than for cause (or, with respect to Mr. Mika and Ms. Hergenrother, his or her resignation for good reason), in each case within 12 months following a change in control.  The table assumes that the termination or change in control occurred on March 31, 2010.

	As of March 31, 2010
Name	Death, Termination as a Result of Disability or Non-Renewal of Employment Agreement		Termination without Cause (or, for Mr. Mika and Ms. Hergenrother, Resignation for Good Reason) Prior to a Change in Control or More than 12 Months Following a Change of Control		Termination without Cause (or, for Mr. Mika and Ms. Hergenrother, Resignation for Good Reason) Within 12 Months Following a Change of Control
Tom Mika
Cash Severance	$923,000	(1)	$923,000	(1)	$923,000	(2)
Option Award Acceleration (7)	—		—		—
Total	$923,000		$923,000		$923,000
Christine Hergenrother
Cash Severance	$214,375	(3)	$214,375	(3)	$214,375	(4)
Option Award Acceleration (7)	—		—		—
Total	$214,375		$214,375		$214,375
Scott Brown (8)
Cash Severance	—		$82,500	(5)	$165,000	(6)
Option Award Acceleration (7)	—		—		—
Total	—		$82,500		$165,000

(1)
Amount represents 24 months of base salary plus two times the average annual incentive bonus paid to Mr. Mika for the previous three fiscal years in which a bonus plan was in place, payable in 24 equal monthly installments.

(2)
Amount represents 24 months of base salary plus two times the average annual incentive bonus paid to Mr. Mika for the previous three fiscal years in which a bonus plan was in place, payable in a lump sum.

(3)
Amount represents 12 months of base salary, plus one times the average annual incentive bonus paid to Ms. Hergenrother for the previous three fiscal years in which a bonus plan was in place, payable in 12 equal monthly installments.

(4)
Amount represents 12 months of base salary, plus one times the average annual incentive bonus paid to Ms. Hergenrother for the previous three fiscal years in which a bonus plan was in place, payable in a lump sum.

(5)	Amount represents 6 months of base salary, payable in 6 equal monthly installments.

(6)	Amount represents 12 months of base salary, payable in 12 equal monthly installments.
(7)
Amount represents the fair market value of our common stock on March 31, 2010 less the exercise price of the accelerated stock options, multiplied by the number of shares underlying the options subject to accelerated vesting.

(8)	Mr. Brown resigned from Tegal on March 31, 2010. In connection with his resignation, we paid him cash severance in the amount of $41,250.

Director Compensation

Our outside directors currently receive an annual $15,000 retainer for service on the Board of Directors, meeting fees of $1,500 per Board meeting and $1,000 for the first 6 audit committee meetings and $750 for the first 6 nominating and compensation committee meetings not held in conjunction with a full Board of Directors meeting. Furthermore, directors may be reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings. Additionally, each committee chair receives an annual chair retainer as follows:  $7,500 for the Audit Committee chair, $5,000 for the Compensation Committee chair and $4,000 for the Nominating Committee chair. In addition, non-employee directors receive 8,333 stock options upon initial election or appointment to the Board of Directors and each director automatically receives 4,166 stock options annually thereafter.

The following table shows director compensation during fiscal year 2010.

	March 31, 2010
Name	Fees Earned or Paid in Cash ($)	Options ($) (1) (2)	Total ($)
Gilbert Bellini	—		9,204
Jeffrey M. Krauss	36,250		37,726
Carl Muscari	36,750		42,101
Ferdinand Seemann	8,375		32,726

(1)
The amounts included in “Options” column represent the grant date fair value of such awards as computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 1 to our consolidated financial statements included in this annual report on Form 10-K for the fiscal year ended March 31, 2010.

(2)
On March 25, 2010, the Board of Directors issued stock options to purchase 4,166 shares of Tegal common stock to each of Messrs. Bellini, Krauss, Muscari and Seemann, which stock options vest monthly over a one-year period.  In addition, on December 9, 2010, in connection with his appointment to the Board of Directors, Mr. Seemann was issued additional stock options to purchase 8,333 shares of Tegal common stock, which stock options monthly over a one-year period.   The aggregate number of options outstanding at the end of fiscal 2010 for each non-employee director was as follows:  Mr. Bellini, 12,499 shares, Mr. Krauss, 62,166 shares; Mr. Muscari, 16,998 shares; and Mr. Seemann 12,499 shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of March 31, 2010 for all of our equity compensation plans, including our Eighth Amended and Restated 1998 Equity Participation Plan, our 1990 Stock Option Plan, our Equity Incentive Plan, our 2007 Incentive Award Plan, and our Fifth Amended and Restated Stock Option Plan for Outside Directors.

Plan Category	Number of Securities to be Issued upon Exercise of all Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	986,153	$4.56	590,247	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	986,153	$4.56	590,247	(1)

(1)       Excludes 19,527 shares remaining available for future issuance under our Employee Qualified Stock Purchase Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by our directors, the individuals named in the Summary Compensation Table, all directors and executive officers as a group and beneficial owners of more than 5% of our common stock as of July 13, 2010. For purposes of this proxy, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or dispose of securities, regardless of any economic interest therein. An asterisk denotes beneficial ownership of less than 1%. The address of each director and officer is c/o Tegal Corporation, 2201 South McDowell Boulevard, Petaluma, California 94954.

Name of Beneficial Owner	Position	Shares Beneficially Owned ( # ) (1)	Percent Of Class (%) (1)
Thomas R. Mika (2)	President & CEO	190,894	2.26
Christine Hergenrother (2)	Vice President & CFO	48,304
Paul Werbaneth (2)	Vice President, Sales and Marketing	21,350	*
Jeffrey M. Krauss (2)	Director	70,536	*
Gilbert Bellini (2)	Director	10,069	*
Carl Muscari(2)	Director	14,568	*
Ferdinand Seemann(2)	Director	9,374	*
Directors and Named Executive Officers as a group (7 individuals)		365,095	4.33
Name and address of beneficial owner
Lloyd I Miller, III (3)	Investor	689,032	8.16
Alcatel Vacuum Technology France (4)	Investor	1,044,386	12.38
Verition Fund Management (5)	Investor	961,555	11.39

(1)
Applicable percentage of ownership is based on 8,439,095 shares of common stock outstanding as of July 13, 2010. The number of shares of common stock beneficially owned and calculation of percent ownership of each person or group of persons named above, in each case, takes into account those shares underlying warrants and stock options that are currently exercisable within 60 days of July 13, 2010, but which may or may not be subject to our repurchase rights, and shares of common stock that such person or group of person has the right to acquire within 60 days of July 13, 2010 pursuant to the vesting or distribution of restricted stock units.

(2)	Includes options to purchase shares of common stock that are exercisable within 60 days of July 13, 2010 and shares underlying RSUs that may be acquired within 60 days of July 13, 2010.

(3)
Based on information set forth in a Schedule 13-G/A filed with the SEC on December 31, 2009. Includes 506,687 shares of common stock with sole voting power and 182,345 shares of common stock with shared voting power. The address of the principal business is 4550 Gordon Drive, Naples, FL 34102.

(4)	Based on the records of our transfer agent. Includes 1,044,386 of common stock with sole voting power. The address of the principal business is 12 Rue De La Baume 75008, Paris, France.

(5)
Based on information set forth in a Form 4 filed with the SEC on July 1, 2010, includes 961,555 of common stock with sole voting power. The address of the principal business is One American Lane Greenwich, CT 06831.

Item 13.  Certain Relationships and Related Transactions

On September 2, 2008, we, AMMS and Alcatel Lucent (“Alcatel” and together with AMMS, the “Sellers”), entered into an Asset Purchase Agreement pursuant to which we agreed to purchase certain equipment, intellectual property and other assets of the Sellers for an aggregate consideration of $5,000,000. This transaction was closed on September 16, 2008.  The Purchase Price was in the form of $1,000,000 in cash and $4,000,000 in shares of our common stock, par value $0.01 per share (the “Common Stock”), or 1,044,386 shares.  Pursuant to the Purchase Agreement, we agreed to appoint Gilbert Bellini to our board of directors. AMMS’ board designation right terminates upon the later of (a) the termination or expiration of certain customer services related agreements set forth in the Purchase Agreement, and (b) when AMMS beneficially owns less than 5% of the number of shares of Common Stock issued and outstanding (including the shares to be issued to the Sellers).

During fiscal year ended March 31, 2010, we paid Alcatel Vacuum Technology France $2,938,992 for the purchase of inventory.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Burr, Pilger & Mayer LLP for the audit of our annual financial statements for the fiscal year ended March 31, 2010, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year ending March 31, 2010, and services that are normally provided by the Burr, Pilger & Mayer LLP in connection with statutory and regulatory filings and engagements for that fiscal year were approximately $327,000.

The aggregate fees billed for professional services rendered by Burr, Pilger & Mayer LLP for the audit of our annual financial statements for the fiscal year ended March 31, 2009, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year ending March 31, 2008, and services that are normally provided by the Burr, Pilger & Mayer LLP in connection with statutory and regulatory filings and engagements for that fiscal year were approximately $388,000.

Audit-Related Fees

The aggregate fees billed by Moss Adams LLP for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees” were $0 for the fiscal year ended March 31, 2010.and $4,000 for the fiscal year ended March 31, 2009.  The services for the fees disclosed under this category were for work done in relation to the review of prior year numbers in our form 10-K, Form S-8, and Form S-3.

The aggregate fees billed by Dal Pogetto & Co, LLP for assurance and related services that were reasonably related to the performance of the audit or review of our 401(k) plan and are not reported above under “Audit Fees” were $0 for the fiscal year ended March 31, 2010 and $11,300 for the fiscal year ended March 31, 2009.

The aggregate fees billed by Burr, Pilger & Mayer LLP for assurance and related services that were reasonably related to the performance of the audit or review of our 401(k) plan and are not reported above under “Audit Fees” were $12,000 for fiscal year ended March 2010.

Tax Fees

The aggregate fees billed by Burr, Pilger & Mayer, LLP for professional services rendered for tax compliance, tax advice, and tax planning were approximately $45,000 for the fiscal year ended March 31, 2010 and approximately $55,000 during the fiscal year ended March 31, 2009.

The aggregate fees billed by David L Wittrock CPA for professional services rendered for tax compliance, tax advice, and tax planning were approximately $25,000 for fiscal year ended March 31, 2009.

The aggregate fees billed by Dal Pogetto for professional services rendered for tax compliance were approximately $7,500 for the fiscal year ended March 31, 2010.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit services to be provided by the independent auditors. The Audit Committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors. The Chairman of the Audit Committee may specifically approve any service within the pre-approved audit and non-audit service category if the fees for such service exceed the maximum set forth in the policy, as long as the excess fees are not reasonably expected to exceed $50,000. Any such approval by the Chairman must be reported to the Audit Committee at its next scheduled meeting. The general pre-approval fee levels for all services to be provided by the independent auditors are reviewed annually by the Audit Committee. The annual tax return services provided by Burr, Pilger & Mayer were 16% of the total audit fees for the fiscal year ended March 31, 2010 and 22% of the total audit fees for the fiscal year ended March 31, 2009.  100% of the “audit related fees” were approved by the Audit Committee.

AUDIT COMMITTEE REPORT

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, the following Audit Committee Report shall not be incorporated by reference into any such filings and shall not otherwise be deemed to be filed under such Acts.

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

In this context, the Audit Committee has reviewed and discussed our audited financial statements as of and for the year ended March 31, 2010 with management and the Independent Registered Public Accounting Firm. The Audit Committee has discussed with the Independent Registered Public Accounting Firm the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as currently in effect. In addition, the Audit Committee has received the written disclosures and the letter from the Independent Registered Public Accounting Firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as currently in effect, and it has discussed with the Independent Registered Public Accounting Firm their independence from us. The Audit Committee has also considered whether the Independent Registered Public Accounting Firm’s provision of information technology services and other non-audit services to us is compatible with maintaining the Independent Registered Public Accounting Firm’s independence.

Based on the reports and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended March 31, 2010, for filing with the Securities and Exchange Commission.

Submitted on June 14, 2010 by the members of the Audit Committee of the Board of Directors.

Jeffrey M. Krauss
Carl Muscari
Ferdinand Seemann

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