Form 10-Q
period 2010-06-30
TEGAL CORP /DE/
filed 2010-08-16
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of August 12, 2010 there were 8,439,095 of the Registrant’s common stock outstanding.

TEGAL CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$6,205	$7,298
Accounts receivable, net of allowances for sales returns and doubtful accounts of $264 and $324 at June 30, 2010 and March 31, 2010, respectively.	1,361	3,116
Notes receivable	1,268	1,347
Inventories, net	1,309	1,221
Prepaid expenses and other current assets	601	1,243
Total current assets	10,744	14,225
Property and equipment, net	270	308
Intangible assets, net	1,174	1,230
Other assets	503	540
Total assets	$12,691	$16,303
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$840	$1,520
Accrued product warranty	275	374
Common stock warrant liability	162	363
Deferred revenue	-	242
Accrued expenses and other current liabilities	1,690	1,867
Total current liabilities	2,967	4,366

Commitments and contingencies (Item 2)
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 50,000,000 shares authorized; 8,439,095 and 8,438,115 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively.	84	84
Additional paid-in capital	128,399	128,290
Accumulated other comprehensive loss	(3)	(149)
Accumulated deficit	(118,756)	(116,288)
Total stockholders’ equity	9,724	11,937
Total liabilities and stockholders’ equity	$12,691	$16,303

See accompanying notes to condensed consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2010	2009

Revenue	$319	$1,083
Cost of revenue	550	990
Gross (loss)/profit	(231)	93
Operating expenses:
Research and development expenses	1,023	1,241
Sales and marketing expenses	158	704
General and administrative expenses	1,150	1,160
Total operating expenses	2,331	3,105
Operating loss	(2,562)	(3,012)
Other income, net	96	354
Loss before income tax benefit	(2,466)	(2,658)
Income tax expense (benefit)	2	(51)
Net loss	$(2,468)	$(2,607)

Net loss per share:
Basic	$(0.29)	$(0.31)
Diluted	$(0.29)	$(0.31)
Weighted average shares used in per share computation:
Basic	8,438	8,413
Diluted	8,438	8,413

See accompanying notes to condensed consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Three Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net Loss	$(2,468)	$(2,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	107	192
Stock issued under stock purchase plan	1	4
Fair value adjustment of common stock warrants	(201)	(112)
Provision for doubtful accounts and sales returns allowances	(60)	(24)
Depreciation and amortization	175	306
Loss on disposal of property and equipment	8	—
Changes in operating assets and liabilities:
Accounts receivables and Other receivables	2,392	988
Inventories, net	(87)	(510)
Prepaid expenses and other assets	669	(7)
Accounts payable	(693)	374
Accrued expenses and other current liabilities	(163)	(285)
Accrued product warranty	(94)	(171)
Deferred revenue	(242)	20
Net cash used in operating activities	(656)	(1,832)
Cash flows used in investing activities:
Purchases of property and equipment	(88)	(183)
Net cash used in investing activities:	(88)	(183)
Cash flows used in financing activities:
Net cash used in financing activities	—	—

Effect of exchange rates on cash and cash equivalents	(349)	(23)
Net decrease in cash and cash equivalents	(1,093)	(2,038)
Cash and cash equivalents at beginning of period	7,298	12,491
Cash and cash equivalents at end of period	$6,205	$10,453

Supplemental disclosure of non-cash activities:
Transfer of demo lab equipment between inventory (USA) and fixed assets (France)	$219	$—

Reclassification of common stock warrant liability upon adoption of EITF 07-05 (Topic 815)	$—	$848

See accompanying notes to condensed consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except per share data)

1.	Basis of Presentation:

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2010 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles (“GAAP”).  These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  The results of operations for the three months ended June 30, 2010 are not necessarily indicative of results to be expected for the entire year.

Our consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred net losses of ($2,468) and ($2,607) for the three months ended June 30, 2010 and 2009, respectively. We used cash flows from operations of $656 and $1,832 for the three months ended June 30, 2010 and 2009, respectively.  We believe that our outstanding balances, combined with continued cost containment will be adequate to fund operations through fiscal year 2011.  Our declining cash balance is a key support of the Company’s ongoing disclosure regarding its ability to continue as a going concern.   Our business is dependent upon the sales of DRIE capital equipment, and projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.  It is not possible to predict when our business and results of operations will improve in light of the current economic downturn that continues to dramatically affect our industry.  Therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty.  Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern.  If the going concern basis is not appropriate in future filings, adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financial statements included in such filings.  We indicated this concern in our Annual Report on Form 10-K for fiscal year ended March 31, 2010, which was also reflected in the audit opinion at that time.

In consideration of these circumstances, we have engaged Cowen & Co., LLC to assist us in evaluating strategic alternatives for the Company, which may include a merger with or into another company, a sale of all or substantially all of our assets and the liquidation or dissolution of the Company, including through a bankruptcy proceeding.   The condensed consolidated financial statements include an adjustment to the value of the DRIE related assets to reflect the value of expected realizable market values that might result from the outcome of this uncertainty.  See Note 6 – Asset Acquisitions and Sales.

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

As of June 30, 2010, three customers accounted for approximately 70% of the accounts receivable balance.  As of June 30, 2009, two customers accounted for approximately 35% of the accounts receivable balance.

For the three months ended June 30, 2010, Bruckner Supply, Indo-French High-Tech Equipment, and SRI International accounted for 47%, 30%, and 12%, respectively, of total revenue.  For the three months ended June 30, 2009, the University of Pennsylvania accounted for 21% of total revenues.

The Company’s Note Receivable at June 30, 2010 consisted of the outstanding payments owed by OEM Group in connection with the sale of legacy assets.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. During the quarter ended June 30, 2010, we reviewed our long-lived assets for indicators of impairment in accordance with SFAS No. 144, (Topic 360).  No impairment charges were recorded for intangible assets for the quarters ended June 30, 2010 and 2009.

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

Total stock-based compensation expense related to stock options and restricted stock units (“RSUs”) for the three months ended June 30, 2010 and 2009 was $108 and $196, respectively.  The total compensation expense related to non-vested stock options and RSUs not yet recognized is $465.

The Company used the following valuation assumptions to estimate the fair value of options granted for the periods ended June 30, 2010 and 2009, respectively:

STOCK OPTIONS:	2010	2009
Expected life (years)	6.0	6.0
Volatility	74.1%	83.3%
Risk-free interest rate	1.79%	2.54%
Dividend yield	0%	0%

ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility.

ESPP:	2010	2009
Expected life (years)	0.5	0.5
Volatility	54.2%	86.5%
Risk-free interest rate	0.18%	0.19%
Dividend yield	0%	0%

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

During the three months ended June 30, 2010, no stock option awards were granted.

Stock Options & Warrants

A summary of stock option and warrant activity during the quarter ended June 30, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in Years)	Value
Beginning outstanding	2,380,031	$8.80
Granted
Price=market value	—	-
Total	—	-
Exercised	—	0.00
Cancelled
Forfeited	(17,907)	3.75
Expired	(114,605)	7.92
Total	(132,512)	7.35

Ending outstanding	2,247,519	$8.88	2.56	$—
Ending vested and expected to vest	2,194,064	$9.03	2.44	$—
Ending exercisable	1,920,616	$9.92	1.76	$—

The aggregate intrinsic value of stock options and warrants outstanding at June 30, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of June 30, 2010.

The following table summarizes information with respect to stock options and warrants outstanding as of June 30, 2010:

						Weighted
			Weighted			Average
		Number	Average	Weighted	Number	Exercise
		Outstanding	Remaining	Average	Exercisable	Price
Range of		As of	Contractual	Exercise	As of	As of
Exercise Prices		June 30,	Term	Price	June 30,	June 30,
		2010	(in years)		2010	2010
$1.20	1.25	24,997	0.63	1.22	8,330	1.23
2.34	2.34	306,347	8.05	2.34	78,463	2.34
3.44	4.60	364,492	5.87	4.30	283,390	4.35
4.63	8.28	224,586	3.57	6.43	224,586	6.43
12.00	12.00	1,284,990	0.18	12.00	1,284,990	12.00
12.36	30.00	38,333	2.71	15.86	37,083	15.86
30.37	30.37	166	0.35	30.37	166	30.37
34.80	34.80	46	3.43	34.80	46	34.80
37.08	37.08	230	3.43	37.08	230	37.08
46.50	46.50	3,332	0.22	46.50	3,332	46.50

$1.20	$46.50	2,247,519	2.56	$8.88	1,920,616	$9.92

As of June 30, 2010, there was $417 of total unrecognized compensation cost related to outstanding options and warrants which the Company expects to recognize over a period of 2.03 years.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit (“RSU”) activity for the three months ended June 30, 2010:

	Number	Weighted Avg.
	of	Grant Date
	Shares	Fair Value
Balance March 31, 2010	28,027	$1.18
Granted	-	$-
Forfeited	(6,408)	$-
Vested	-	$-
Balance, June 30, 2010	21,619	$0.78

Unvested restricted stock at June 30, 2010

As of June 30, 2010 there was $48 of total unrecognized compensation cost related to outstanding RSUs which the Company expects to recognize over a period of 0.38 years.

2.	Inventories:

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. Any excess and obsolete provision is only released if and when the related inventory is sold or scrapped.  The Company did not sell or scrap previously reserved inventory during the three months ended June 30, 2010 and June 30, 2009, respectively.  The inventory provision balance at June 30, 2010 and June 30, 2009 was $1,021 and $626, respectively.

Net inventories for the periods presented consisted of:

	June 30,	March 31,
	2010	2010
Raw materials	$766	$386
Work in progress	91	39
Finished goods and spares	452	796
	$1,309	$1,221

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

The Company provides warranties on all system sales based on the estimated cost of product warranties at the time revenue is recognized.  The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected.  Warranty activity for the three months ended June 30, 2010 and 2009 is as follows:

	Warranty Activity for the
	Three Months Ended
	June 30,
	2010	2009
Balance at the beginning of the period	$374	$702
Additional warranty accruals for	-	41
warranties issued during the period
Warranty expense during the period	(99)	(221)
Balance at the end of the period	$275	$522

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

The following table represents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended
	June 30,
	2010	2009
Net loss applicable to common stockholders	$(2,468)	$(2,607)
Basic and diluted:
Weighted-average common shares outstanding	8,438	8,413
Weighted-average common shares used in diluted net (loss) income per common share	8,438	8,413
Basic net loss per common share	$(0.29)	$(0.31)
Diluted net loss per common share	$(0.29)	$(0.31)

Outstanding options, warrants and RSUs of 3,167,713 and 2,645,897 shares of common stock at a weighted-average exercise price per share of $8.64 and $8.71 on June 30, 2010 and 2009, respectively, were not included in the computation of diluted net (loss) income per common share for the periods presented as a result of their anti-dilutive effect.  Such securities could potentially dilute earnings per share in future periods.

5.	Financial Instruments:

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes payable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. The Company sells products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses) included in other income (expense), were ($185) and $198 for the three months ended June 30, 2010 and 2009.  On June 30, 2010, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.

6.	Asset Acquisitions and Sales:

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

Beginning in the fiscal third quarter of 2009, following the acquisition of the DRIE product lines from AMMS, the Company experienced a sharp decline in revenues related to its legacy Etch and PVD products, a result of the overall collapse of the semiconductor capital equipment market and the global financial crisis.  The management and the Board of Directors of the Company considered several alternatives for dealing with this decline in revenues, including the sale of assets which the Company could no longer support.  On March 19, 2010, the Company and its wholly owned subsidiary, SFI, sold inventory, equipment, intellectual property and other assets related to the Company’s legacy Etch and PVD products to OEM Group Inc. (“OEM Group”), a company  based in Phoenix, Arizona that specializes in “life cycle management” of legacy product lines for several semiconductor equipment companies.  The sale included the product lines and associated spare parts and service business of the Company’s 900 and 6500 series plasma etch systems, along with the Endeavor and AMS PVD systems from SFI.  In connection with the sale of the assets, OEM Group assumed the Company’s warranty liability for recently sold legacy Etch and PVD systems.

The Company and OEM Group entered into related agreements for the transfer and licensing of patents, trademarks and other intellectual property associated with the legacy Etch and PVD Products.  These included a Trademark Assignment Agreement for certain trademarks used in the legacy Etch and PVD Products, a royalty-free Trademark License Agreement allowing for the limited use of the Tegal trademark by the Purchaser solely in connection with future sales of legacy Etch and PVD Products and solely in combination with the trademarks transferred to Purchaser, a Patent Assignment Agreement for the transfer of certain patents related to the Etch and PVD Products, and a perpetual, irrevocable, non-exclusive, worldwide, fully-paid, royalty-free, Intellectual Property Cross License Agreement, pursuant to which the Company granted OEM Group a license to certain intellectual property owned by the Company for use in OEM Group’s manufacture and sale of the legacy Etch and PVD Products, and OEM Group licensed back to the Company certain intellectual property for the Company’s continued use.

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

The Company has retained the DRIE products which it had acquired from AMMS, along with the Compact(TM) cluster platform and the NLD technology that it had developed over the past several years.  However the DRIE products and a small amount of associated spares and service revenue, represent the sole source of the Company’s revenue.  Since the DRIE markets have also been seriously impacted by the downturn in the semiconductor markets and the lack of available capital for new product development globally, it is not clear that DRIE sales alone will be enough to support the Company, even with significant reductions in operating expenses.  As a result, the Company continues to operate with a focus on DRIE and at the same time is seeking a strategic partner for its remaining business.  The Company is also continuing to evaluate various other alternative strategies, including sale of its DRIE products, Compact(TM) platform and NLD technology, the transition to a new business model, or its voluntary liquidation.

7.	Geographical Information:

The Company operates in one segment for the manufacture, marketing and servicing of integrated circuit fabrication equipment.  In accordance with SFAS No. 131 (Topic 280), Disclosures About Segments of an Enterprise and Related Information, (“SFAS 131”) (Topic 280) the Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment and are attributed to the geographic location in which they are located.  Net sales and long-lived assets by geographic region were as follows:

	Revenue for the
	Three Months Ended
	June 30,
	2010	2009
Sales to customers located in:
United States	$269	$640
Asia	—	202
Germany	10	29
France	—	60
Europe, excluding Germany and France	40	152
Total sales	$319	$1,083

	June 30
	2010	2009
Long-Lived assets at period-end:
United States	$260	$1,035
Europe	10	159
Total Long-lived assets, net	$270	$1,194

8.	Recent Accounting Pronouncements:

In June 2008, the Financial Accounting Standards Board (“FASB”)  ratified the EITF consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF Issue 07-05”) (Topic 815) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133 (Topic 815), Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments are potentially indexed to an entity’s own common stock.  EITF Issue No. 07-05 (Topic 815) became effective for fiscal years beginning after December 15, 2008.  The Company adopted EITF 07-05 (Topic 815) as of April 1, 2009.  As a result, warrants to purchase 1,427,272 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $6.00-$99.00 and expire between February 2010 and September 2013. As such, effective April 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue between February 2000 and January 2006.  On April 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $346 to beginning accumulated deficit and $502 to common stock warrant liability to recognize the fair value of such warrants on such date.  As of March 31, 2010, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions, risk-free interest rate of 2.55%, expected life of 1.06 years, an expected volatility factor of 74.2% and a dividend yield of 0.0%.  Adoption of this standard had a material non-cash impact on the Company’s consolidated financial statements.

In September 2009, FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)). ASU 2009-13 superseded EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted.  While we are currently evaluating the potential impact, if any, of the adoption of ASU 2009-13, the Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

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

In February 2010, FASB issued ASU No. 2010-09, which amends the Subsequent Events Topic of the Accounting Standards Codification (ASC) to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements, financial condition or liquidity.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).   Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Amounts in thousands)

Special Note Regarding Forward Looking Statements

Information contained or incorporated by reference in this report contains forward-looking statements.  These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology which constitutes projected financial information.  These forward-looking statements are subject to risks, uncertainties and assumptions about Tegal Corporation including, but not limited to, industry conditions, economic conditions, acceptance of new technologies and market acceptance of Tegal Corporation’s  products and service. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A—Risk Factors” and the “Liquidity and Capital Resources” section set forth in this section and such other risks and uncertainties as set forth below in this report or detailed in our other SEC reports and filings. We assume no obligation to update forward-looking statements.

Tegal Corporation, a Delaware corporation (“Tegal” or the “Company”), designs, manufactures, markets and services specialized plasma etch systems used primarily in the production of micro-electrical mechanical systems (“MEMS”) devices, such as sensors and accelerometers as well as power devices.  The Company’s Deep Reactive Ion Etch (“DRIE”) systems are also employed in certain sophisticated manufacturing techniques, such as 3-D interconnect structures formed by intricate silicon etching, also known as Deep Silicon Etch (“DSE”) for so-called Through Silicon Vias (“TSVs”). Prior to its fiscal year FY 2011, Tegal also sold systems for the etching and deposition of materials found in other devices, such as integrated circuits (“ICs”) and optoelectronic devices found in products like smart phones, networking gear, solid-state lighting, and digital imaging.    Tegal’s plasma etch and deposition tools enable sophisticated manufacturing techniques, such as 3-D interconnect structures formed by intricate silicon etch, also known as Deep Reactive Ion Etching (“DRIE”). Etching and deposition constitute two of the principal device production process steps and each must be performed numerous times in the production of such devices.

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

At the present time, we are continuing to transition our involvement in specialized aspects of traditional semiconductor markets to the faster-growth but smaller markets for MEMS, power devices and specialized compound semiconductors. However, given the severe economic downturn generally, and in the semiconductor capital equipment industry in particular, achieving wins with customers in these markets has been extremely challenging for us.  We expect that orders for our systems will continue to fluctuate from quarter to quarter, and we expect demand to continue to be low and our ability to forecast demand will be limited as the global financial crisis and the resulting recession continues.  Although we have over the past several years streamlined our cost structure by headcount reductions, salary and benefit reductions and limits on discretionary spending of all types, our costs for maintaining our research and development efforts and our service and manufacturing infrastructure have remained constant or in some cases increased.  We intend to continue our cost-containment measures, including outsourcing certain activities, such as engineering and software development, and maintaining or further reducing our headcount as we strive to improve operational efficiency within this challenging economic environment.  However, since we are unable to predict the timing of a stable reemergence of demand for our products and services, we believe that the realization of assets and discharge of liabilities are each subject to significant uncertainty and a substantial doubt exists as to whether we will be able to continue as a going concern.  In consideration of these circumstances, we continue to evaluate strategic alternatives for the Company, which may include a merger with or into another company, a sale of all or substantially all of our assets and the liquidation or dissolution of the Company, including through a bankruptcy proceeding.  We cannot assure you that we will be successful in pursuing any of these strategic alternatives.  As we pursue various strategic alternatives and determine that some are more or less likely than others, the consequences of such determinations will be reflected in our financial statements as required by generally accepted accounting principles (“GAAP”) or the Financial Accounting Standards Board (“FASB”).

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

The Company retained the DRIE products which it had acquired from AMMS, along with the Compact(TM) cluster platform and the NLD technology that it had developed over the past several years.  However, the DRIE products and a small amount of associated spares and service revenue, represent the sole source of the Company’s revenue.  Since the DRIE markets have also been seriously impacted by the downturn in the semiconductor markets and the lack of available capital for new product development globally, it is not clear that DRIE sales alone will be enough to support the Company, even with significant reductions in operating expenses.  As a result, the Company continues to operate with a focus on DRIE and at the same time is seeking a strategic partner for its remaining business.  The Company is also continuing to evaluate various other alternative strategies, including sale of its DRIE products, Compact(TM) platform and NLD technology, the transition to a new business model, or its voluntary liquidation.

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

Accounting for Stock-Based Compensation

The Company has adopted several stock plans that provide for issuance of equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards.  These equity awards generally vest ratably over a four-year period on the anniversary date of the grant, and stock options expire ten years after the grant date. Certain restricted stock awards may vest on the achievement of specific performance targets.  The Company also has an Employee Stock Purchase Plan (“ESPP”) that allows qualified employees to purchase Tegal shares at 85% of the fair market value on specified dates.  The stock-based compensation for our ESPP was determined using the Black-Scholes option pricing model and the provisions of SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123R”) (Topic 718).

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required.  As of June 30, 2010, three customers accounted for approximately 70% of the accounts receivable balance.  As of June 30, 2009, two customers accounted for approximately 35% of the accounts receivable balance.

The Company’s return policy is for spare parts and components only.  A right of return does not exist for systems. Customers are allowed to return spare parts if they are defective upon receipt. The potential returns are offset against gross revenue on a monthly basis.  Management reviews outstanding requests for returns on a quarterly basis to determine that the reserves are adequate.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. Any excess and obsolete provision is only released if and when the related inventory is sold or scrapped.  The Company did not sell or scrap previously reserved inventory during the three months ended June 30, 2010 and June 30, 2009, respectively.  The inventory provision balance at June 30, 2010 and June 30, 2009 was $1,021 and $626, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. During the quarter ended June 30, 2010, we reviewed our long-lived assets for indicators of impairment in accordance with SFAS No. 144, (Topic 360).  No impairment charges were recorded for long-lived assets for the quarters ended June 30, 2010 or 2009.

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

Results of Operations

The following table sets forth certain financial data for the three months ended June 30, 2010 and 2009 as a percentage of revenue:

	Three Months Ended
	June 30,
	2010	2009

Revenue	100.0%	100.0%
Cost of revenue	172.4%	91.4%
Gross (loss)/profit	(72.4)%	8.6%
Operating expenses:
Research and development	320.4%	114.6%
Sales and marketing	49.4%	65.0%
General and administrative	360.3%	107.1%
Total operating expenses	730.1%	286.7%
Operating loss	(802.5)%	(278.1)%
Other income, net	30.1%	32.7%
Loss before income tax benefit	(772.4)%	(245.4)%
Tax Expense	0.5%	(4.7)%
Net loss	(772.9)%	(240.7)%

The following table sets forth certain financial items for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
	2010	2009

Revenue	$319	$1,083
Cost of revenue	550	990
Gross (loss)/profit	(231)	93
Operating expenses:
Research and development expenses	1,023	1,241
Sales and marketing expenses	158	704
General and administrative expenses	1,150	1,160
Total operating expenses	2,331	3,105
Operating loss	(2,562)	(3,012)
Other income, net	96	354
Loss before income tax benefit	(2,466)	(2,658)
Income tax expense (benefit)	2	(51)
Net loss	$(2,468)	$(2,607)

Net loss per share:
Basic	$(0.29)	$(0.31)
Diluted	$(0.29)	$(0.31)
Weighted average shares used in per share computation:
Basic	8,438	8,413
Diluted	8,438	8,413

Revenue

Our revenue is derived from sales of new and refurbished systems, spare parts and non-warranty service.  Revenue of $319 for the three months ended June 30, 2010 decreased 71% from revenue for the three months ended June 30, 2009.  The revenue decrease was due principally to the sale of legacy Etch and PVD assets to OEM Group, as well as the number and mix of systems sold and the global economic recession that dramatically impacted our industry.  During the three months ended June 30, 2010 we sold no systems. Our revenue for the three months ended June 30, 2010 consisted primarily of spare parts and service sales.  During the three months ended June 30, 2009, we sold one new Endeavor system.   Our revenue for the three months ended June 30, 2009 consisted of the sale of one new Endeavor system, as well spare parts and service sales, including sales derived from our legacy assets.

As a percentage of total revenue for the three months ended June 30, 2010 international sales were approximately 16%.  International sales as a percentage of total revenue for the three months ended June 30, 2009 was approximately 41%.  The decrease in international sales as a percentage of revenue can be attributed to no systems being sold in the first quarter of fiscal year 2011.  The Company typically sells more systems in international markets.

Gross (Loss) Profit

Gross loss of ($231) for the three months ended June 30, 2010 decreased by $324 from gross profit of $93 for the three months ended June 30, 2009, representing a 349% decrease.  The decrease in the gross margin was primarily attributable to the sale of legacy Etch and PVD assets to OEM Group and the lack of systems sold and product mix.  The decrease in the gross margin is also affected by the increased costs associated with the outsourcing of the manufacturing of the DRIE systems while also absorbing the costs of our existing manufacturing, purchasing and support infrastructure.   At our existing revenue levels, the Company cannot fully absorb its fixed manufacturing related expenses.

Gross margins for our DRIE series systems are typically lower than those of our more mature systems due to the competitive differences in the MEMS market compared to the semi-conductor industry.  We believe that the dominant business model driving the lower margins in this market segment is unsustainable and expect gross margins for this product to eventually normalize to levels comparable with our previous product lines.

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

Research and Development

 Research and development (“R&D”) expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts for our DRIE product line. The spending decrease for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 resulted primarily from a decrease in consulting, payroll, and DRIE amortization and depreciation expense.  These decreases were partially offset by increased spending on our R&D operations conducted by our subsidiary, Tegal France.

Sales and Marketing

 Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. The decrease in sales and marketing spending of $546 for the three months ended June 30, 2010, as compared to the same period in 2009 was primarily due to the decrease of employee costs and decreased sales commissions for systems.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities. Overall general and administrative expenses for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 were relatively unchanged.  The increase in accounting and bad debt expenses was offset by a decrease in consulting costs, stock compensation charges and payroll costs.  Bad debt increased comparatively due to the net of the collection of previously reserved balances in the three months ended June 30, 2009.  In addition, during the three months ended June 30, 2010, the Company reserved an additional $60 for outstanding balances related to the legacy product line, which was sold in the fourth quarter of fiscal year 2010.

Other Income, net

Other income, net consists of interest income, other income, gains and losses on foreign exchange and gain and losses on the disposal of fixed assets.  For the three months ended June 30, 2010 compared to the three months ended June 30, 2009, other income, net decreased by $258, primarily due to changes in foreign exchange rates offset by  the change in fair value of the common stock warrant liability pursuant to EITF 07-05 (Topic 815).

Contractual Obligation

The following summarizes our contractual obligations at June 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating lease obligations	$152	$117	$35	$-	$-

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

Liquidity and Capital Resources

For the three months ended June 30, 2010, we financed our operations from existing cash on hand.  In fiscal year ended March 31, 2010 we financed our operations through the use of existing cash balances.  The primary significant changes in our cash flow statement for the three months ended June 30, 2010 were decreases in accounts receivable and prepaid expenses offset by our net loss of ($2,468) and accounts payable.

Net cash used in operating activities during the three months ended June 30, 2010 was ($656), primarily due to our net loss of ($2,468) and decreases in accounts receivable of $2,392.  Net cash used in operating activities during the three months ended June 30, 2009 was ($1,832), due primarily to the net loss of ($2,607), increases in inventory of $510, offset by decreases in accounts receivable of $988.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. We incurred net losses of ($2,468) and ($2,607) for the three months ended June 30, 2010 and 2009, respectively. We used cash flows from operations of ($656) and ($1,832) for the three months ended June 30, 2010 and 2009, respectively.  Although we believe that our outstanding cash balances, combined with continued cost containment will be adequate to fund operations through fiscal year 2011, we believe there is substantial doubt as to our ability to continue as a going concern if there is not significant improvement in the semiconductor capital equipment industry that has been dramatically impacted by the global economic recession. Our long-term viability of our operations is dependent upon our ability to generate sufficient cash to support our operating needs, fulfill business objectives and fund continued investment in technology and product development without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future.   More specifically, our business is dependent upon the sales of our capital equipment, and projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we would need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities in order to continue our business.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.  Therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty.  Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern.  If the going concern basis is not appropriate in future filings, no adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financial statements included in such filings as the consolidated financial statements have been prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

At June 30, 2010 and 2009, all of the Company’s investments were classified as cash equivalents in the consolidated balance sheets. The investment portfolio at June 30, 2010 and 2009 was comprised of money market funds.  Our exposure to foreign currency fluctuations is primarily related to purchases in Europe and Japan, which are denominated in the Euro and Yen. Foreign currency transaction gains and (losses) included in other income (expense), net were $185 and ($198) for the three months ended June 30, 2010 and 2009, respectively.  Changes in the exchange rate between the Euro and the U.S. dollar could adversely affect our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be sold into international markets. Periodically, the Company enters into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs are denominated in U.S. dollars and the related revenue is generated in Euros.  As of June 30, 2010 there were no outstanding foreign exchange contracts.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the period covered by this quarterly report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

We wish to caution you that there are risks and uncertainties that could affect our business. A description of the risk factors associated with our business that you should consider when evaluating our business is included under “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the year ended March 31, 2010.  In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors should be considered carefully when evaluating Tegal or our business.

We have incurred operating losses and may not be profitable in the future.  Our plans to maintain and increase liquidity may not be successful.

We had net (loss) income of ($18,469), ($7,902), and $18,104 for the years ended March 31, 2010, 2009, and 2008, respectively.  We used cash flows from operations of ($4,887), ($5,541), and ($5,057) in these respective years.  For the three months ended June 30, 2010 and 2009, we had a net loss of ($2,468) and ($2,607), respectively. Although we believe that our outstanding cash balances, combined with continued cost containment will be adequate to fund operations through fiscal year 2011, we believe there is substantial doubt as to our ability to continue as a going concern if there is not significant improvement in the semiconductor capital equipment industry that has been dramatically impacted by the global economic recession. Our long-term viability of our operations is dependent upon our ability to generate sufficient cash to support our operating needs, fulfill business objectives and fund continued investment in technology and product development without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future. More specifically, our business is dependent upon the sales of our capital equipment, and projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we would need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities in order to continue our business.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.

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
Date: August 13, 2010