Form 10-Q
period 2010-09-30
TEGAL CORP /DE/
filed 2010-11-12
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2010

or

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

As of November 11, 2010, there were 8,439,095 of the Registrant’s common stock outstanding.

TEGAL CORPORATION AND SUBSIDIARIES

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$4,373	$7,298
Accounts receivable, net of allowances for sales returns and doubtful accounts of $196 and $324 at September 30, 2010 and March 31, 2010, respectively.	2,829	3,116
Notes receivable	1,527	1,347
Inventories, net	1,407	1,221
Prepaid expenses and other current assets	202	1,243
Total current assets	10,338	14,225
Property and equipment, net	241	308
Intangible assets, net	1,118	1,230
Other assets	6	540
Total assets	$11,703	$16,303
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$568	$1,520
Accrued product warranty	474	374
Common stock warrant liability	21	363
Deferred revenue	223	242
Accrued expenses and other current liabilities	535	1,867
Total current liabilities	1,821	4,366

Commitments and contingencies (Item 2)
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 50,000,000 shares authorized; 8,439,095 and 8,438,115 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively.	84	84
Additional paid-in capital	128,549	128,290
Accumulated other comprehensive loss	(129)	(149)
Accumulated deficit	(118,622)	(116,288)
Total stockholders’ equity	9,882	11,937
Total liabilities and stockholders’ equity	$11,703	$16,303
See accompanying notes to condensed consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$3,183	$3,117	$3,502	$4,200
Cost of revenue	1,952	2,269	2,502	3,259
Gross profit	1,231	848	1,000	941
Operating expenses:
Research and development expenses	542	1,170	1,565	2,411
Sales and marketing expenses	150	670	308	1,374
General and administrative expenses	927	810	2,077	1,973
Total operating expenses	1,619	2,650	3,950	5,758
Operating loss	(388)	(1,802)	(2,950)	(4,817)
Other income (expense), net	527	114	623	471
Income (loss) before income tax expense (benefit)	139	(1,688)	(2,327)	(4,346)
Income tax expense (benefit)	5	1	7	(50)
Net income (loss)	$134	$(1,689)	$(2,334)	$(4,296)

Net income (loss) per share:
Basic	$0.02	$(0.20)	$(0.28)	$(0.51)
Diluted	$0.02	$(0.20)	$(0.28)	$(0.51)
Weighted average shares used in per share computation:
Basic	8,439	8,415	8,438	8,415
Diluted	8,460	8,415	8,438	8,415

See accompanying notes to condensed consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30
	2010	2009
Cash flows from operating activities:
Net loss	$(2,334)	$(4,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	258	313
Stock issued under stock purchase plan	1	4
Fair value adjustment of common stock warrants	(341)	(58)
(Recovery) provision for doubtful accounts and sales returns allowances	(128)	(47)
Depreciation and amortization	209	617
Loss on disposal of property and equipment	146	61
Changes in operating assets and liabilities:
Accounts receivables and other receivables	(52)	491
Inventories, net	(186)	(214)
Prepaid expenses and Other assets	1,576	(137)
Accounts payable	(951)	9
Accrued expenses and other current liabilities	(1,333)	(121)
Accrued product warranty	100	(150)
Deferred revenue	(20)	84
Net cash used in operating activities	(3,055)	(3,444)
Cash flows used in investing activities:
Purchases of property and equipment	(176)	(376)
Net cash received on asset disposition	250	—
Net cash used in investing activities:	74	(376)
Cash flows used in financing activities:
Net cash used in financing activities	—	—
Effect of exchange rates on cash and cash equivalents	56	(55)
Net decrease in cash and cash equivalents	(2,925)	(3,875)
Cash and cash equivalents at beginning of period	7,298	12,491
Cash and cash equivalents at end of period	$4,373	$8,616

Supplemental disclosure of non-cash activities:
Reclassification of common stock warrant liability upon adoption of EITF 07-05 (Topic 815)	$-	$848

See accompanying notes to condensed consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except per share data)

1.	Basis of Presentation:

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2010 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC“), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles (“GAAP“). These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The results of operations for the three and six months ended September 30, 2010 are not necessarily indicative of results to be expected for the entire year.

Our consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. We incurred net losses of ($2,334) and ($4,296) for the six months ended September 30, 2010 and 2009, respectively. We incurred net income (loss) of $134 and ($1,689) for the three months ended September 30, 2010 and 2009, respectively. We used cash flows from operations of ($2,805) and ($3,444) for the six months ended September 30, 2010 and 2009, respectively. We believe that our outstanding balances of cash and cash equivalents, combined with continued cost containment will be adequate to fund operations through fiscal year 2011. Our declining cash balance is a key support of the Company’s ongoing disclosure regarding its ability to continue as a going concern. Our business is dependent upon the sales of DRIE capital equipment, and projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, we will need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all. Failure to raise any needed funds would materially adversely affect us. It is not possible to predict when our business and results of operations will improve in light of the current economic downturn that continues to dramatically affect our industry. Therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern. If the going concern basis is not appropriate in future filings, adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financial statements included in such filings. We indicated this concern in our Annual Report on Form 10-K for fiscal year ended March 31, 2010, which was also reflected in the audit opinion at that time.

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

As of September 30, 2010, three customers accounted for approximately 82% of the accounts receivable balance. As of September 30, 2009, two customers accounted for approximately 52% of the accounts receivable balance.

For the quarter ended September 30, 2010; a leading precision timing device manufacturer, STMicroElectronics SA, and Uppsala University accounted for 40%, 31%, and 24%, respectively, of total revenue. For the six months ended September 30, 2010; a leading precision timing device manufacturer, STMicroelectronics SA, and Uppsala University accounted for 39%, 30%, and 23%, respectively, of total revenue. For the quarter ended September 30, 2009, PerkinElmer and the University of Michigan accounted for 38% and 23%, respectively, of total revenue. During the six months ended September 30, 2009, PerkinElmer and the University of Michigan accounted for 28% and 17%, respectively, of total revenue.

The Company’s Note Receivable at September 30, 2010 consisted of the outstanding payments owed by OEM Group in connection with the sale of legacy etch and PVD assets completed in March 2010. See Note 6 – Assets Acquisitions and Sales.

Derivative Instruments

In June 2008, the Financial Accounting Standards Board (“FASB“) ratified the EITF consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF Issue 07-05“) (Topic 815) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133 (Topic 815), Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments are potentially indexed to an entity’s own common stock. EITF Issue No. 07-05 (Topic 815) became effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-05 (Topic 815) as of April 1, 2009. As a result, warrants to purchase 1,427,272 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $6.00-$99.00 and expire between February 2010 and September 2013. As such, effective April 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue between February 2000 and January 2006. On April 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $346 to beginning accumulated deficit and $502 to common stock warrant liability to recognize the fair value of such warrants on such date. As of March 31, 2010, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions, risk-free interest rate of 2.55%, expected life of 1.06 years, an expected volatility factor of 74.2% and a dividend yield of 0.0%. At September 30, 2010, the fair of the warrants was $21; it was calculated using the Black-Scholes pricing model with the following weighted average assumptions, risk-free interest rate of 1.79%, expected life of 1.62 years, an expected volatility factor of 73.1%, and a dividend yield of 0.0%. The Company recorded a gain related to the warrants of $141 in the quarter ended September 30, 2010 and a loss of ($58) in the quarter ended September 30, 2009.

Intangible Assets

Intangible assets include patents and trademarks that are amortized on a straight-line basis over periods ranging from 5 years to 7 years. The Company performs an ongoing review of its identified intangible assets to determine if facts and circumstances exist that indicate the useful life is shorter than originally estimated or the carrying amount may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flow associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. During the quarter ended September 30, 2010, we reviewed our long-lived assets for indicators of impairment in accordance with SFAS No. 144, (Topic 360). No impairment charges were recorded for intangible assets for the six months ended September 30, 2010. For the fiscal year ended March 31, 2010, the Company recorded a $1,064 impairment charge for intangible assets and a $1,558 impairment charge for its fixed assets.

Stock-Based Compensation

We have adopted several stock plans that provide for issuance of equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards. These equity awards generally vest ratably over a four-year period on the anniversary date of the grant, and stock options expire ten years after the grant date. Certain restricted stock awards may vest on the achievement of specific performance targets. We also have an Employee Stock Purchase Plan (“ESPP“) that allows qualified employees to purchase Tegal shares at 85% of the fair market value on specified dates.

Total stock-based compensation expense related to stock options and restricted stock units (“RSUs“) for the three months ended September 30, 2010 and 2009 was $151 and $120, respectively. Total stock-based compensation expense related to stock options and (“RSUs“) for the six months ended September 30, 2010 and 2009 was $258 and $313, respectively. The total compensation expense related to non-vested stock options and RSUs not yet recognized is $416

The Company used the following valuation assumptions to estimate the fair value of options granted for the periods ended September 30, 2010 and 2009, respectively:

STOCK OPTIONS:	2010	2009
Expected life (years)	6.0	6.0
Volatility	75.1%	80.0%
Risk-free interest rate	1.27%	2.31%
Dividend yield	0%	0%

ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility.

ESPP:	2010	2009
Expected life (years)	0.5	0.5
Volatility	86.2%	79.8%
Risk-free interest rate	0.14%	0.14%
Dividend yield	0%	0%

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

During the three months ended September 30, 2010, no stock option awards were granted.

Stock Options & Warrants

A summary of stock option and warrant activity during the quarter ended September 30, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in Years)	Value
Beginning outstanding	2,247,519	$8.83
Granted
Price = market value	—	—
Total	—	—
Exercised	—	0.00
Cancelled
Forfeited	(5,243)	3.15
Expired	(1,309,151)	11.98
Total	(1,314,394)	11.95

Ending outstanding	933,125	$4.56	5.31	$—
Ending vested and expected to vest	903,531	$4.63	5.24	$—
Ending exercisable	640,811	$5.41	4.46	$—

The aggregate intrinsic value of stock options and warrants outstanding at September 30, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of September 30, 2010.

The following table summarizes information with respect to stock options and warrants outstanding as of September 30, 2010:

						Weighted
			Weighted			Average
		Number	Average		Number	Exercise
		Outstanding	Remaining	Weighted	Exercisable	Price
		As of	Contractual	Average	As of	As of
Range of		September 30,	Term	Exercise	September 30,	September 30,
Exercise Prices		2010	(in years)	Price	2010	2010
$1.20	1.25	24,997	0.38	1.22	14,581	1.22
2.34	2.34	302,597	7.59	2.34	80,338	2.34
3.44	3.94	42,706	5.60	3.64	34,789	3.62
4.20	4.20	160,954	6.43	4.20	113,486	4.20
4.60	4.60	140,258	4.39	4.60	137,254	4.60
4.63	5.62	33,350	6.40	4.97	33,350	4.97
6.00	6.00	126,241	0.94	6.00	126,241	6.00
6.11	18.11	100,919	4.21	10.76	99,669	10.70
30.00	34.80	873	1.25	30.29	873	30.29
37.08	37.08	230	3.18	37.08	230	37.08

$1.20	$37.08	933,125	5.31	$4.56	640,811	$5.41

As of September 30, 2010, there was $396 of total unrecognized compensation cost related to outstanding options and warrants which the Company expects to recognize over a period of 1.87 years.

Restricted Stock Units

The following table summarizes the Company’s (“RSU“) activity for the three months ended September 30, 2010:

		Weighted
		Avg.
	Number	Grant
	of	Date
	Shares	Fair Value
Balance, June 30, 2010	21,619	$0.78
Granted	-	$-
Forfeited	(952)	$-
Vested	(750)	$-
Balance, September 30, 2010	19,917	$0.49

Unvested restricted stock at September 30, 2010

As of September 30, 2010 there was $20 of total unrecognized compensation cost related to outstanding RSUs which the Company expects to recognize over a period of 0.13 years.

2.	Inventories:

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. Any excess and obsolete provision is only released if and when the related inventory is sold or scrapped. The Company did not sell or scrap previously reserved inventory during the six months ended September 30, 2010 and 2009, respectively. The inventory provision balance at September 30, 2010 and September 30, 2009 was $729 and $549, respectively.

Net inventories for the periods presented consisted of:

	September 30,	March 31,
	2010	2010
Raw materials	$437	$386
Work in progress	249	39
Finished goods and spares	721	796
	$1,407	$1,221

The Company periodically analyzes any systems that are in finished goods inventory to determine if they are suitable for current customer requirements. At the present time, the Company’s policy is that, if after approximately 18 months, it determines that a sale will not take place within the next twelve months and the system would be useable for customer demonstrations or training, it is transferred to fixed assets. Otherwise, it is expensed.

3.	Product Warranty:

The Company provides warranties on all system sales based on the estimated cost of product warranties at the time revenue is recognized. The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected. Warranty activity for the three and six months ended September 30, 2010 and 2009 is as follows:

	Warranty Activity for the		Warranty Activity for the
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at the beginning of the period	$275	$522	$374	$702
Additional warranty accruals for	305	201	545	242
warranties issued during the period
Warranty expense during the period	(106)	(279)	(445)	(500)
Balance at the end of the period	$474	$444	$474	$444

Certain of the Company’s sales contracts include provisions under which customers would be indemnified by the Company in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to the Company’s products. There are no limitations on the maximum potential future payments under these guarantees. The Company has accrued no amounts in relation to these provisions as no such claims have been made, and the Company believes it has valid, enforceable rights to the intellectual property embedded in its products.

4.	Net Income (Loss) Income Per Common Share (EPS):

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

Basic net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) applicable to common stockholders	$134	$(1,689)	$(2,334)	$(4,296)
Basic and diluted:
Weighted-average common shares outstanding	8,439	8,415	8,438	8,415
Plus diluted - common stock equivalents	21	—	—	—
Weighted-average common shares used in diluted net income (loss) per common share	8,460	8,415	8,438	8,415
Basic net income (loss) per common share	$0.02	$(0.20)	$(0.28)	$(0.51)
Diluted net income (loss) per common share	$0.02	$(0.20)	$(0.28)	$(0.51)

Outstanding options, warrants and RSUs of 953,042 and 2,594,981 shares of common stock at a weighted-average exercise price per share of $4.71 and $8.69 on September 30, 2010 and 2009, respectively, were not included in the computation of diluted net (loss) income per common share for the six month periods presented as a result of their anti-dilutive effect. Such securities could potentially dilute earnings per share in future periods.

5.	Financial Instruments:

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes receivable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. The Company sells products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company does not hold derivative financial instruments for speculative purposes. Foreign currency transaction gains and (losses) included in other income (expense), were $56 and $292 for the six months ended September 30, 2010 and 2009. On September 30, 2010, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies. On September 30, 2010, the Company had 126,241 warrants outstanding with an exercise price of $6.00 expiring between June 2011 and September 2011. The Company recorded a gain (loss) of $141 and ($58) in the quarter ending September 30, 2010 and September 30, 2009 related to these warrants.

6.	Asset Acquisitions and Sales:

On September 16, 2008, the Company acquired certain assets from Alcatel Micro Machining Systems (“AMMS“) and Alcatel Lucent (together, the “Sellers“). With this acquisition, we entered the DRIE market. DRIE is a highly anisotropic etch process used to create deep, steep-sided holes and trenches in wafers, with aspect ratios of 20:1 or more. DRIE was developed for micro-electro-mechanical systems (“MEMS“), which require these features, but is also used to excavate trenches for high-density capacitors for DRAM and more recently for creating TSVs in advanced 3-D wafer level packaging technology. The acquisition was designed to enable us to pursue the high-growth markets in MEMS and certain segments of integrated semiconductor device manufacturing and packaging. Current end-markets include production of a variety of MEMS and power devices, memory stacking (flash and DRAM), logic, RF-SiP, and CMOS image sensors. The Company paid $1,000,000 in cash and $4,000,000 in shares of the Company’s common stock. The 1,044,386 shares of common stock issued by the Company was calculated by obtaining the quotient of (a) $4,000,000 divided by (b) the average of the closing sales prices of the Common Stock as reported on the Nasdaq Capital Market on the five (5) consecutive trading days immediately prior to (but excluding) the closing date.

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

Beginning in the fiscal third quarter of 2009, following the acquisition of the DRIE product lines from AMMS, the Company experienced a sharp decline in revenues related to its legacy Etch and PVD products, a result of the overall collapse of the semiconductor capital equipment market and the global financial crisis. The management and the Board of Directors of the Company considered several alternatives for dealing with this decline in revenues, including the sale of assets which the Company could no longer support. On March 19, 2010, the Company and its wholly owned subsidiary, SFI, sold inventory, equipment, intellectual property and other assets related to the Company’s legacy Etch and PVD products to OEM Group Inc. (“OEM Group“), a company based in Phoenix, Arizona that specializes in “life cycle management“ of legacy product lines for several semiconductor equipment companies. The sale included the product lines and associated spare parts and service business of the Company’s 900 and 6500 series plasma etch systems, along with the Endeavor and AMS PVD systems from SFI. In connection with the sale of the assets, OEM Group assumed the Company’s warranty liability for recently sold legacy Etch and PVD systems.

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

The Company has retained the DRIE products which it had acquired from AMMS, along with the Compact™ cluster platform and the NLD technology that it had developed over the past several years. However the DRIE products and a small amount of associated spares and service revenue, represent the sole source of the Company’s revenue. Since the DRIE markets have also been seriously impacted by the downturn in the semiconductor markets and the lack of available capital for new product development globally, it is not clear that DRIE sales alone will be enough to support the Company, even with significant reductions in operating expenses. As a result, the Company continues to operate with a focus on DRIE and at the same time is seeking a strategic partner for its remaining business. The Company is also continuing to evaluate various other alternative strategies, including sale of its DRIE products, Compact™ platform and NLD technology, the transition to a new business model, or its voluntary liquidation.

7.	Geographical Information:

The Company operates in one segment for the manufacture, marketing and servicing of integrated circuit fabrication equipment. In accordance with SFAS No. 131 (Topic 280), Disclosures About Segments of an Enterprise and Related Information, (“SFAS 131“) (Topic 280) the Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist of property, plant and equipment and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

	Revenue for the		Revenue for the
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales to customers located in:
North America	$120	$2,512	$389	$3,152
Asia	4	193	4	395
Germany	1	58	11	87
France	829	121	829	181
Europe, excluding Germany and France	2,229	233	2,269	385
Total sales	$3,183	$3,117	$3,502	$4,200

	September 30,
Long-Lived assets at period-end:	2010	2009
United States	$130	$879
Europe	111	297
Total long-lived assets	$241	$1,176

8.	Recent Accounting Pronouncements:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Amounts in thousands)

Special Note Regarding Forward Looking Statements

Information contained or incorporated by reference in this report contains forward-looking statements. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology such as “may,“ “will,“ “expect,“ “anticipate,“ “estimate“ or “continue“ or the negative thereof or other variations thereon or comparable terminology which constitutes projected financial information. These forward-looking statements are subject to risks, uncertainties and assumptions about Tegal Corporation including, but not limited to, industry conditions, economic conditions, acceptance of new technologies and market acceptance of Tegal Corporation’s products and service. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A.—Risk Factors“ and the “Liquidity and Capital Resources“ section set forth in this section and such other risks and uncertainties as set forth below in this report or detailed in our other SEC reports and filings. We assume no obligation to update forward-looking statements.

Tegal Corporation, a Delaware corporation (“Tegal“ or the “Company“), designs, manufactures, markets and services specialized plasma etch systems used primarily in the production of micro-electrical mechanical systems (“MEMS“) devices, such as sensors and accelerometers as well as power devices. The Company’s Deep Reactive Ion Etch (“DRIE“) systems are also employed in certain sophisticated manufacturing techniques, such as 3-D interconnect structures formed by intricate silicon etching, also known as Deep Silicon Etch (“DSE“) for so-called Through Silicon Vias (“TSVs“). Prior to its fiscal year 2011, Tegal also sold systems for the etching and deposition of materials found in other devices, such as integrated circuits (“ICs“) and optoelectronic devices found in products like smart phones, networking gear, solid-state lighting, and digital imaging.

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

At the present time, we are continuing to transition our involvement in specialized aspects of traditional semiconductor markets to the faster-growth but smaller markets for MEMS, power devices and specialized compound semiconductors. However, given the severe economic downturn generally, and in the semiconductor capital equipment industry in particular, achieving wins with customers in these markets has been extremely challenging for us. We expect that orders for our systems will continue to fluctuate from quarter to quarter, and we expect demand to continue to be low and our ability to forecast demand will be limited as the global financial crisis and the resulting recession continues. Although we have over the past several years streamlined our cost structure by headcount reductions, salary and benefit reductions and limits on discretionary spending of all types, our costs for maintaining our research and development efforts and our service and manufacturing infrastructure have remained constant or in some cases increased. We intend to continue our cost-containment measures, including outsourcing certain activities, such as manufacturing, engineering and software development, and maintaining or further reducing our headcount as we strive to improve operational efficiency within this challenging economic environment. However, since we are unable to predict the timing of a stable reemergence of demand for our products and services, we believe that the realization of assets and discharge of liabilities are each subject to significant uncertainty and a substantial doubt exists as to whether we will be able to continue as a going concern. In consideration of these circumstances, we continue to evaluate strategic alternatives for the Company, which may include a merger with or into another company, a sale of all or substantially all of our assets and the liquidation or dissolution of the Company, including through a bankruptcy proceeding. We cannot assure you that we will be successful in pursuing any of these strategic alternatives. As we pursue various strategic alternatives and determine that some are more or less likely than others, the consequences of such determinations will be reflected in our financial statements as required by generally accepted accounting principles (“GAAP“) or the Financial Accounting Standards Board (“FASB“).

Beginning in the fiscal third quarter of 2009, following the acquisition of the DRIE product lines from AMMS, the Company experienced a sharp decline in revenues related to its legacy Etch and PVD products, a result of the collapse of the semiconductor capital equipment market and the global financial crisis. The management and the Board of Directors of the Company considered several alternatives for dealing with this decline in revenues, including the sale of assets which the Company could no longer support. On March 19, 2010, the Company and its wholly owned subsidiary, SFI, sold inventory, equipment, intellectual property and other assets related to the Company’s legacy Etch and PVD products to OEM Group Inc. (“OEM Group“), a company based in Phoenix, Arizona that specializes in “life cycle management“ of legacy product lines for several semiconductor equipment companies. The sale included the product lines and associated spare parts and service business of the Company’s 900 and 6500 series plasma etch systems, along with the Endeavor and AMS PVD systems from SFI. In connection with the sale of the assets, OEM Group assumed the Company’s warranty liability for recently sold legacy Etch and PVD systems.

The Company retained the DRIE products which it had acquired from AMMS, along with the Compact™ cluster platform and the NLD technology that it had developed over the past several years. However, the DRIE products and a small amount of associated spares and service revenue, represent the sole source of the Company’s revenue. Since the DRIE markets have also been seriously impacted by the downturn in the semiconductor markets and the lack of available capital for new product development globally, it is not clear that DRIE sales alone will be enough to support the Company, even with significant reductions in operating expenses. As a result, the Company continues to operate with a focus on DRIE and at the same time is seeking a strategic partner for its remaining business. The Company is also continuing to evaluate various other alternative strategies, including sale of its DRIE products, Compact™ platform and NLD technology, the transition to a new business model, or its voluntary liquidation.

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

We believe the following critical accounting policies are the most significant to the presentation of our consolidated financial statements:

Revenue Recognition

Each sale of our equipment is evaluated on an individual basis in regard to revenue recognition. We have integrated in our evaluation the related interpretative guidance included in Topic 13 of the codification of staff accounting bulletins, and recognize the role of the consensus on Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21“) (Topic 605). We first refer to EITF Issue 00-21 (Topic 605) in order to determine if there is more than one unit of accounting and then we refer to Staff Accounting Bulletin (“SAB“) 104 (Topic 605) for revenue recognition topics for the unit of accounting. We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectability is reasonably assured.

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

Accounting for Stock-Based Compensation

The Company has adopted several stock plans that provide for issuance of equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards. These equity awards generally vest ratably over a four-year period on the anniversary date of the grant, and stock options expire ten years after the grant date. Certain restricted stock awards may vest on the achievement of specific performance targets. The Company also has an Employee Stock Purchase Plan (“ESPP“) that allows qualified employees to purchase Tegal shares at 85% of the fair market value on specified dates. The stock-based compensation for our ESPP was determined using the Black-Scholes option pricing model and the provisions of SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123R“) (Topic 718).

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. As of September 30, 2010, three customers accounted for approximately 82% of the accounts receivable balance. As of September 30, 2009, two customers accounted for approximately 52% of the accounts receivable balance.

The Company’s return policy is for spare parts and components only. A right of return does not exist for systems. Customers are allowed to return spare parts if they are defective upon receipt. The potential returns are offset against gross revenue on a monthly basis. Management reviews outstanding requests for returns on a quarterly basis to determine that the reserves are adequate.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. Any excess and obsolete provision is only released if and when the related inventory is sold or scrapped. The Company did not sell or scrap previously reserved inventory during the six months ended September 30, 2010 and 2009, respectively. The inventory provision balance at September 30, 2010 and September 30, 2009 was $729 and $549, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. During the quarter ended September 30, 2010, we reviewed our long-lived assets for indicators of impairment in accordance with SFAS No. 144, (Topic 360). No impairment charges were recorded for long-lived assets for the six months ended September 30, 2010. For the fiscal year ended March 31, 2010, the Company recorded a $1,064 impairment charge for intangible assets and a $1,558 impairment charge for its fixed assets.

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

Results of Operations

The following table sets forth certain financial data for the three and six months ended September 30, 2010 and 2009 as a percentage of revenue:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	61.3%	72.8%	71.4%	77.6%
Gross profit	38.7%	27.2%	28.6%	22.4%
Operating expenses:
Research and development	17.0%	37.5%	44.7%	57.4%
Sales and marketing	4.7%	21.5%	8.8%	32.7%
General and administrative	29.1%	26.0%	59.3%	47.0%
Total operating expenses	50.8%	85.0%	112.8%	137.1%
Operating loss	(12.1)%	(57.8)%	(84.2)%	(114.7)%
Other income (expense), net	16.6%	3.7%	17.8%	11.2%
Income (loss) before income tax expense (benefit)	4.5%	(54.1)%	(66.4)%	(103.5)%
Income tax expense (benefit)	0.2%	—%	0.2%	(1.2)%
Net income (loss)	4.3%	(54.1)%	(66.6)%	(102.3)%

The following table sets forth certain financial items for the three and six months ended September 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$3,183	$3,117	$3,502	$4,200
Cost of revenue	1,952	2,269	2,502	3,259
Gross profit	1,231	848	1,000	941
Operating expenses:
Research and development expenses	542	1,170	1,565	2,411
Sales and marketing expenses	150	670	308	1,374
General and administrative expenses	927	810	2,077	1,973
Total operating expenses	1,619	2,650	3,950	5,758
Operating loss	(388)	(1,802)	(2,950)	(4,817)
Other income (expense), net	527	114	623	471
Income (loss) before income tax expense (benefit)	139	(1,688)	(2,327)	(4,346)
Income tax expense (benefit)	5	1	7	(50)
Net income (loss)	$134	$(1,689)	$(2,334)	$(4,296)

Net income (loss) per share:
Basic	$0.02	$(0.20)	$(0.28)	$(0.51)
Diluted	$0.02	$(0.20)	$(0.28)	$(0.51)
Weighted average shares used in per share computation:
Basic	8,439	8,415	8,438	8,415
Diluted	8,460	8,415	8,438	8,415

Revenue

Our revenue is derived from sales of new and refurbished systems, spare parts and non-warranty service. Revenue of $3,183 for the three months ended September 30, 2010 increased from revenue for the three months ended September 30, 2009. The revenue increase was due principally to the sale of three new DRIE systems, as well as spare parts and service sales. During the three months ended September 30, 2009, we sold one SMT system and one new DRIE system, as well as spare parts and service sales, including sales derived from our legacy assets. Revenue of $3,502 for the six months ended September 30, 2010 decreased from revenue for the six months ended September 30, 2009 of $4,200. The revenue decrease for the six months ended September 30, 2010 of ($698) was mainly from a narrowed product mix due to the sale of legacy Etch and PVD assets to OEM Group, as well as the number and mix of systems sold and the global economic recession that continues to dramatically impact our industry. Revenue for the six months ended September 30, 2009 was mainly from the sale of two new SMT systems and one new DRIE system, as well as spare parts and service sales, including sales derived from our legacy assets.

As a percentage of total revenue for the three months ended September 30, 2010 international sales were approximately 96%. As a percentage of total revenue for the three months ended September 30, 2009 international sales was approximately 19%. The increase in international sales as a percentage of revenue can be attributed to the number of systems being sold in the second quarter of fiscal year 2011 to international markets. As a percentage of total revenue for the six months ended September 30, 2010 international sales was approximately 89%. As a percentage of total revenue for the six months ended September 30, 2009 international sales was approximately 25%. The Company typically sells more systems in international markets. We believe that international sales will continue to represent a significant portion of our future revenue.

Gross Profit

Gross profit of $1,231 for the three months ended September 30, 2010 increased by $383 from gross profit of $848 for the three months ended September 30, 2009, representing a 45% increase. Our gross margin for the three months September 30, 2010 was 39% compared to 27% for the same period last year. The increase in the gross margin was primarily attributable to the number of systems sold and product mix and significant decrease in fixed manufacturing and related expenses resulting from the sale of our legacy etch and PVD assets to OEM Group. This decrease in expenses partially was offset by the increased cost associated with the outsourcing of the manufacturing of the DRIE systems.

Gross profit of $1,000 for the six months ended September 30, 2010 increased by $59 from gross profit of $941 for the six months ended September 30, 2009, representing a 6% increase. The increase in the gross margin was attributable to the number of systems sold and product mix. The decrease in fixed manufacturing costs and related expenses also contributed to a higher year to date gross margin percentage.

Our gross profit as a percentage of revenue has been, and will continue to be, affected by a variety of factors, including the mix and average selling prices of systems sold and the costs to manufacture, service and support new product introductions and enhancements. Gross margins for our DRIE systems are generally lower than we have experienced in the past from the sale of our legacy Etch and PVD products, which were sold to OEM Group in March 2010. The principal reasons for the lower margins are: (i) price pressure resulting from customers’ historic expectations for the equipment for MEMS productions versus semiconductors; (ii) extreme competition from competitors seeking to gain market share; and (iii) our current manufacturing model, which includes substantial outsourcing of system assembly.

Gross margins for our DRIE series systems are typically lower than the margins from previous product lines sold by Tegal. The Company believes that the dominant business model driving the lower margins in this market segment is unsustainable and expects gross margins for this product to normalize to levels comparable with our previous product lines.

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

Research and Development

 Research and development (“R&D“) expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts for our DRIE product line. The spending decrease of $628 and $846 for the three and six months ended September 30, 2010, respectively, compared to the three and six months ended September 30, 2009 resulted primarily from a decrease in consulting, payroll, and DRIE amortization and depreciation expense. These decreases were partially offset by increased spending on our R&D operations conducted by our subsidiary, Tegal France.

Sales and Marketing

 Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. The decrease in sales and marketing spending of $520 and $1,066 for the three and six months ended September 30, 2010, respectively, as compared to the same period in 2009 was primarily due to the decrease of employee costs.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities. The increase of $113 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 were due primarily to bonuses for key employees offset by a decrease in legal expenses. The increase of $104 for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009 were due primarily to higher bad debt expenses and bonuses for key employees offset by a decrease in legal expenses, consulting costs, and stock compensation charges.

Other Income (expense), net

Other income, net consists of interest income, other income, gains and losses on foreign exchange, reimbursements for expenses from the French government and gain and losses on the disposal of fixed assets. For the three months ended September 30, 2010 compared to the three months ended September 30, 2009, other income, net increased by $413, primarily due to a refund in the amount of $127 from the French government, changes in foreign exchange rates and the change in fair value of the common stock warrant liability pursuant to EITF 07-05 (Topic 815). For the six months ended September 30, 2010 compared to the six months ended September 30, 2009, other income, net increased by $152, primarily due to the change in fair value of the common stock warrant liability pursuant to EITF 07-05 (Topic 815) and the refund from the French government for research and development expenses offset by the changes in foreign exchange rates.

Contractual Obligation

The following summarizes our contractual obligations at September 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating lease obligations	$212	$107	$105	$-	$-

The Company’s lease for the Petaluma facility expired on September 30, 2010. The Company entered into 2 separate office leases in Petaluma for a total of approx 4,000 square feet. These offices house the personnel associated with the DRIE operations and the general and administrative personnel.

 Certain of our sales contracts include provisions under which customers would be indemnified by us in the event of, among other things, a third party claim against the customer for intellectual property rights infringement related to our products. There are no limitations on the maximum potential future payments under these guarantees. We have accrued no amounts in relation to these provisions as no such claims have been made, and we believe we have valid, enforceable rights to the intellectual property embedded in its products.

Liquidity and Capital Resources

For the six months ended September 30, 2010, we financed our operations from existing cash on hand. In fiscal year ended March 31, 2010, we financed our operations through the use of existing cash balances. The primary significant changes in our cash flow statement for the six months ended September 30, 2010 were decreases in prepaid expenses offset by accrued expenses, by our net loss of ($2,334), and accounts payable. Net cash used in operating activities during the six months ended September 30, 2009 was ($3,444), due primarily to the net (loss) income of ($4,296), offset by decreases in accounts receivable.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. We incurred net (loss) income of ($2,334) and ($4,296) for the six months ended September 30, 2010 and 2009, respectively. We used cash flows from operations of ($2,805) and ($3,444) for the six months ended September 30, 2010 and 2009, respectively. Although we believe that our outstanding cash balances, combined with continued cost containment will be adequate to fund operations through fiscal year 2011, we believe there is substantial doubt as to our ability to continue as a going concern if there is not significant improvement in the MEMS and semiconductor capital equipment industries that have been dramatically impacted by the global economic recession. Our long-term viability of our operations is dependent upon our ability to generate sufficient cash to support our operating needs, fulfill business objectives and fund continued investment in technology and product development without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future. More specifically, our business is dependent upon the sales of our capital equipment, and projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, we would need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities in order to continue our business. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all. Failure to raise any needed funds would materially adversely affect us. Therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern. If the going concern basis is not appropriate in future filings, adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financial statements included in such filings as the consolidated financial statements have been prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

At September 30, 2010 and 2009, all of the Company’s investments were classified as cash equivalents in the consolidated balance sheets. The investment portfolio at September 30, 2010 and 2009 was comprised of money market funds. Our exposure to foreign currency fluctuations is primarily related to purchases in Europe and Japan, which are denominated in the Euro and Yen. Foreign currency transaction gains and (losses) included in other income (expense), net were ($241) and ($94) for the three months ended September 30, 2010 and 2009, respectively. For the six months ended September 30, 2010 and September 30, 2009, the Company recorded transaction gains included in other income (expense) of $56 and $292. Changes in the exchange rate between the Euro and the U.S. dollar could adversely affect our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be sold into international markets. Periodically, the Company enters into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs are denominated in U.S. dollars and the related revenue is generated in Euros. As of September 30, 2010, there were no outstanding foreign exchange contracts.

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

Evaluation of Disclosure Controls and Procedures

As of the period covered by this quarterly report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had net income (loss) of ($18,469), ($7,902), and $18,104 for the years ended March 31, 2010, 2009, and 2008, respectively. We used cash flows from operations of ($4,887), ($5,541), and ($5,057) in these respective years. For the three months ended September 30, 2010 and 2009, we had a net income (loss) of $134 and ($1,689), respectively. For the six months ended September 30, 2010 and 2009, we had a net income (loss) of ($2,334) and ($4,296), respectively. Although we believe that our outstanding cash balances, combined with continued cost containment will be adequate to fund operations through fiscal year 2011, we believe there is substantial doubt as to our ability to continue as a going concern if there is not significant improvement in the MEMS and semiconductor capital equipment industries that have been dramatically impacted by the global economic recession. Our long-term viability of our operations is dependent upon our ability to generate sufficient cash to support our operating needs, fulfill business objectives and fund continued investment in technology and product development without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future. More specifically, our business is dependent upon the sales of our capital equipment, and projected sales may not materialize and unforeseen costs may be incurred. If the projected sales do not materialize, we would need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities in order to continue our business. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all. Failure to raise any needed funds would materially adversely affect us.

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
Christine T. Hergenrother
Chief Financial Officer
Date: November 12, 2010