Form 10-Q
period 2010-12-31
TEGAL CORP /DE/
filed 2011-02-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26824

TEGAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0370244
(State or OtherJurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2201 South McDowell Blvd.
Petaluma, California 94954
(Address of Principal Executive Offices)

Telephone Number (707) 763-5600
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer“, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

As of February 11, 2011, there were 8,444,714 of the Registrant’s common stock outstanding.

TEGAL CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

See accompanying notes to condensed consolidated financial statements.

	December 31,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$7,890	$7,298
Accounts receivable, net of allowances for sales returns and doubtful accounts of $181 and $324 at December 31, 2010 and March 31, 2010, respectively.	1,571	3,116
Notes receivable	1,026	1,347
Inventories, net	1,196	1,221
Prepaid expenses and other current assets	134	1,243
Total current assets	11,817	14,225
Property and equipment, net	145	308
Intangible assets, net	1,062	1,230
Other assets	6	540
Total assets	$13,030	$16,303
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$493	$1,520
Accrued product warranty	336	374
Common stock warrant liability	24	363
Deferred revenue	86	242
Accrued expenses and other current liabilities	2,293	1,867
Total current liabilities	3,232	4,366

Commitments and contingencies (Item 2)
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 50,000,000 shares authorized; 8,443,714 and 8,438,115 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively.	84	84
Additional paid-in capital	128,605	128,290
Accumulated other comprehensive loss	(178)	(149)
Accumulated deficit	(118,713)	(116,288)
Total stockholders’ equity	9,798	11,937
Total liabilities and stockholders’ equity	$13,030	$16,303

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenue	$1,345	$5,072	4,847	$9,272
Inventory Provision	-	7,828	-	7,828
Cost of revenue	420	2,780	2,922	6,039
Gross profit/(loss)	925	(5,536)	1,925	(4,595)
Operating expenses:
Research and development expenses	733	1,503	2,298	3,913
Sales and marketing expenses	210	539	518	1,914
General and administrative expenses	554	957	2,631	2,930
Total operating expenses	1,497	2,999	5,447	8,757
Operating loss	(572)	(8,535)	(3,522)	(13,352)
Other income (expense), net	480	(244)	1,103	227
Loss before income tax benefit	(92)	(8,779)	(2,419)	(13,125)
Income tax expense (benefit)	—	—	7	(50)
Net loss	$(92)	$(8,779)	$(2,426)	$(13,075)

Net loss per share:
Basic	$(0.01)	$(1.04)	$(0.29)	$(1.55)
Diluted	$(0.01)	$(1.04)	$(0.29)	$(1.55)
Weighted average shares used in per share computation:
Basic	8,442	8,425	8,439	8,418
Diluted	8,442	8,425	8,439	8,418

See accompanying notes to condensed consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,426)	$(13,075)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	553	1,075
Stock compensation expense	313	513
Stock issued under stock purchase plan	1	9
Fair value adjustment of common stock warrants	(339)	(4)
Decrease provision for doubtful accounts and sales returns allowances	(144)	(43)

Loss on disposal of property and equipment	185	61
Changes in operating assets and liabilities:
Accounts receivables and other receivables	1,794	(1,569)
Inventories, net	25	8,602
Prepaid expenses and other assets	1,143	49
Accounts payable	(1,025)	746
Accrued expenses and other current liabilities	427	(34)
Accrued product warranty	(37)	(301)
Deferred revenue	(156)	144
Net cash provided by (used in) operating activities	314	(3,827)
Cash flows from investing activities:
Purchases of property and equipment	(406)	(798)
Net cash received on asset disposition	750	-
Net cash provided by (used in) investing activities	344	(798)
Effect of exchange rates on cash and cash equivalents	(66)	(34)
Net increase (decrease) in cash and cash equivalents	592	(4,659)
Cash and cash equivalents at beginning of period	7,298	12,491
Cash and cash equivalents at end of period	$7,890	$7,832

Supplemental disclosure of non-cash financing activities:
Reclassification of common stock warrant liability upon adoption of EITF 07-05 (Topic 815)	$-	$848

See accompanying notes to condensed consolidated financial statements.

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except per share data)

1.    Basis of Presentation:

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2010 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC“), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles (“GAAP“).  These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  The results of operations for the three and nine months ended December 31, 2010 are not necessarily indicative of results to be expected for the entire year.

Our consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred net losses of ($2,426) and ($13,075) for the nine months ended December 31, 2010 and 2009, respectively. We incurred net losses of ($92) and ($8,779) for the three months ended December 31, 2010 and 2009, respectively. We generated (used) cash flows from operations of $314 and ($3,827) for the nine months ended December 31, 2010 and 2009, respectively.  We believe that our existing balances of cash and cash equivalents, combined with continued cost containment, will be adequate to fund operations through fiscal year 2011.  While our cash balance temporarily improved in the three months ended December 31, 2010, our previously declining cash balance was a key support of the Company’s ongoing disclosure regarding its ability to continue as a going concern.   Our business is dependent upon the sales of DRIE capital equipment, and projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we will need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.  It is not possible to predict when our business and results of operations will improve.  Therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty.  Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern.  If the going concern basis is not appropriate in future filings, adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financial statements included in such filings.  We indicated this concern in our Annual Report on Form 10-K for fiscal year ended March 31, 2010, which was also reflected in the audit opinion at that time.

In consideration of these circumstances, we are evaluating strategic alternatives for the Company, which may include a merger with or into another company, a sale of all or substantially all of our assets, the sale of our DRIE and other assets, and the liquidation or dissolution of the Company, including through a bankruptcy proceeding.   The condensed consolidated financial statements include an adjustment to the value of the DRIE related assets to reflect the value of expected realizable market values that might result from the outcome of this uncertainty.  See Note 6 – Asset Acquisitions and Sales.

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

As of December 31, 2010, two customers accounted for approximately 73% of the accounts receivable balance.  As of December 31, 2009, three customers accounted for approximately 49% of the accounts receivable balance.

For the quarter ended December 31, 2010, Ulsan National Institute of Science and Technology and STMicroelectronics SA accounted for 71% and 10%, respectively, of total revenue.  For the nine months ended December 31, 2010, a leading precision timing device manufacturer, Ulsan National Institute of Science and Technology, STMicroelectronics SA, and Uppsala University accounted for 28%, 20%, 18% and 17%, respectively, of total revenue.  For the quarter ended December 31, 2009, IHP GmbH, Northrup Grumman Financial Service Center, Maluri Equipment  Sdn. Bhd, and Canon Marketing Japan Inc accounted for 24%, 17%, 17%, and 15%, respectively, of total revenue.  For the nine months ended December 31, 2009, PerkinElmer and the IHP Gmbh each accounted for 13% of total revenue.

The Company’s Note Receivable at December 31, 2010 consisted of the outstanding payments owed by OEM Group in connection with the sale of legacy etch and PVD assets completed in March 2010.  See Note 6 – Assets Acquisitions and Sales.

Derivative Instruments

In June 2008, the Financial Accounting Standards Board (“FASB“)  ratified the EITF consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF Issue 07-05”) (Topic 815) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133 (Topic 815), Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments are potentially indexed to an entity’s own common stock.  EITF Issue No. 07-05 (Topic 815) became effective for fiscal years beginning after December 15, 2008.  The Company adopted EITF 07-05 (Topic 815) as of April 1, 2009.  As a result, warrants to purchase 1,427,272 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $6.00-$99.00 and expire between February 2010 and September 2013. As such, effective April 1, 2009, the Company reclassified the fair value of these warrants, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue between February 2000 and January 2006.  On April 1, 2009, the Company reclassified $346 from additional paid-in capital, as a cumulative effect adjustment, to beginning accumulated deficit, and $502 to common stock warrant liability to recognize the fair value of such warrants on such date.  As of March 31, 2010, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions, risk-free interest rate of 2.55%, expected life of 1.06 years, an expected volatility factor of 74.2% and a dividend yield of 0.0%.  At December 31, 2010, the fair of the warrants was $24.  It was calculated using the Black-Scholes pricing model with the following weighted average assumptions, risk-free interest rate of 2.01%, expected life of 1.35 years, an expected volatility factor of 76.8%, and a dividend yield of 0.0%.  The Company recorded a non-cash gain related to the warrants of $3 in the quarter ended December 31, 2010 and a non-cash gain of $53 in the quarter ended December 31, 2009.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. During the quarter ended December 31, 2010, we reviewed our long-lived assets for indicators of impairment in accordance with SFAS No. 144, (Topic 360).  No impairment charges were recorded for intangible assets for the nine months ended December 31, 2010.  For the fiscal year ended March 31, 2010, the Company recorded a $1,064 impairment charge for intangible assets and a $1,558 impairment charge for its fixed assets.

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

Total stock-based compensation expense related to stock options and restricted stock units (“RSUs”) for the three months ended December 31, 2010 and 2009 was $56 and $201, respectively.  Total stock-based compensation expense related to stock options and RSUs for the nine months ended December 31, 2010 and 2009 was $313 and $513, respectively.  The total compensation expense related to non-vested stock options and RSUs not yet recognized is $532

The Company used the following valuation assumptions to estimate the fair value of options granted for the three month periods ended December 31, 2010 and 2009, respectively:

STOCK OPTIONS:	2010	2009
Expected life (years)	6.0	6.0
Volatility	74.3%	89.1%
Risk-free interest rate	1.51%	2.15%
Dividend yield	0%	0%

ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility.

ESPP:	2010	2009
Expected life (years)	0.5	0.5
Volatility	86.1%	75.1%
Risk-free interest rate	0.12%	0.06%
Dividend yield	0%	0%

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

During the three months ended December 31, 2010, 565,181 stock option awards were granted.

Stock Options & Warrants

A summary of stock option and warrant activity during the quarter ended December 31, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in Years)	Value
Beginning outstanding	933,125	$4.56
Granted
Price = market value	—	—
Total	—	—
Exercised	—	0.00
Cancelled
Forfeited	(20,010)	2.96
Expired	(15,524)	2.70
Total	(35,534)	2.84

Ending outstanding	897,591	$4.63	5.31	$—
Ending vested and expected to vest	880,700	$4.67	5.26	$—
Ending exercisable	719,423	$5.08	4.73	$—

The aggregate intrinsic value of stock options and warrants outstanding at December 31, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of December 31, 2010.

The following table summarizes information with respect to stock options and warrants outstanding as of December 31, 2010:

							Weighted
				Weighted			Average
			Number	Average	Weighted	Number	Exercise
			Outstanding	Remaining	Average	Exercisable	Price
Range of			As of	Contractual	Exercise	As of	As of
Exercise Prices			December 31,	Term	Price	December 31,	December 31,
			2010	(in years)		2010	2010
$1.20	-	1.20	15,622	7.78	1.20	12,496	$1.20
2.34	-	2.34	290,097	7.63	2.34	155,284	2.34
3.44	-	3.94	38,539	4.61	3.60	35,257	3.62
4.20	-	4.20	155,703	6.37	4.20	120,006	4.20
4.60	-	4.60	136,100	4.16	4.60	136,100	4.60
4.63	-	5.62	33,350	6.15	4.97	33,350	4.97
6.00	-	6.00	126,241	0.69	6.00	126,241	6.00
6.11	-	18.11	100,919	3.96	10.76	99,669	10.70
30.00	-	34.80	790	1.11	30.28	790	30.28
37.08	-	37.08	230	2.93	37.08	230	37.08
$1.20		$37.08	897,591	5.31	$4.63	719,423	$5.08

As of December 31, 2010, there was $336 of total unrecognized compensation cost related to outstanding options and warrants which the Company expects to recognize over a period of 1.63 years.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the three months ended December 31, 2010:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Balance, September 30, 2010	19,917	$0.49
Granted	565,181	$0.49
Forfeited	(3,507)	$0.51
Vested	(16,410)	$0.51
Balance, December 31, 2010	565,181	$0.52

Unvested restricted stock at December 31, 2010

As of December 31, 2010 there was $196 of total unrecognized compensation cost related to outstanding RSUs which the Company expects to recognize over a period of 3.85 years.

2.    Inventories:

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. Any excess and obsolete provision is only released if and when the related inventory is sold or scrapped.  During the nine months ended December 31, 2010 and 2009, the Company sold or scrapped previously reserved inventory of $0 and $74, respectively.  The inventory provision balance at December 31, 2010 and December 31, 2009 was $547 and $7,828, respectively.  The inventory provision for the three month period ending December 31, 2009 was related to legacy products, which were sold in the prior fiscal year.

Net inventories for the periods presented consisted of:

	December 31, 2010	March 31, 2010
Raw materials	$380	$386
Work in progress	39	39
Finished goods and spares	777	796
	$1,196	$1,221

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

3.    Product Warranty:

The Company provides warranties on all system sales based on the estimated cost of product warranties at the time revenue is recognized.  The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected.  Warranty activity for the three and nine months ended December 31, 2010 and 2009 is as follows:

	Warranty Activity for the		Warranty Activity for the
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Balance at the beginning of the period	$474	$519	$374	$702
Additional warranty accruals for warranties issued during the period	80	320	385	562
Warranty expense during the period	(218)	(445)	(423)	(870)
Balance at the end of the period	$336	$394	$336	$394

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

4.   Net Income Loss Per Common Share (EPS):

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

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net loss applicable to common stockholders	$(92)	$(8,779)	$(2,426)	$(13,075)
Basic and diluted:
Weighted-average common shares outstanding	8,442	8,425	8,439	8,418
Weighted-average common shares used in diluted net (loss) income per common share	8,442	8,425	8,439	8,418
Basic net loss per common share	$(0.01)	$(1.04)	$(0.29)	$(1.55)
Diluted net loss per common share	$(0.01)	$(1.04)	$(0.29)	$(1.55)

Outstanding options and RSUs of 1,481,299 and 2,539,614 shares of common stock at a weighted-average exercise price per share of $3.01 and $8.82 on December 31, 2010 and 2009, respectively, were not included in the computation of diluted net (loss) income per common share for the nine month periods presented as a result of their anti-dilutive effect.  Such securities could potentially dilute earnings per share in future periods.

5.   Financial Instruments:

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes receivable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. The Company sells products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses) included in other income (expense), were $80 and $113 for the nine months ended December 31, 2010 and 2009, respectively.  On December 31, 2010, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.  On December 31, 2010, the Company had 125,941 warrants outstanding with an exercise price of $6.00 expiring between June 2011 and September 2011.  The Company recorded a non-cash gain of $3 and $53 in the quarter ending December 31, 2010 and December 31, 2009 related to these warrants.

6.   Asset Acquisitions and Sales:

On September 16, 2008, the Company acquired certain assets from Alcatel Micro Machining Systems (“AMMS“) and Alcatel Lucent (together, the “Sellers”).  With this acquisition, we entered the DRIE market.  DRIE is a highly anisotropic etch process used to create deep, steep-sided holes and trenches in wafers, with aspect ratios of 20:1 or more.  DRIE was developed for micro-electro-mechanical systems (“MEMS”), which require these features, but is also used to excavate trenches for high-density capacitors for DRAM and more recently for creating TSVs in advanced 3-D wafer level packaging technology. The acquisition was designed to enable us to pursue the high-growth markets in MEMS and certain segments of integrated semiconductor device manufacturing and packaging.  Current end-markets include production of a variety of MEMS and power devices, memory stacking (flash and DRAM), logic, RF-SiP, and CMOS image sensors.  The Company paid $1,000,000 in cash and $4,000,000 in shares of the Company’s common stock. The 1,044,386 shares of common stock issued by the Company was calculated by obtaining  the quotient of (a) $4,000,000 divided by (b) the average of the closing sales prices of the Common Stock as reported on the Nasdaq Capital Market on the five (5) consecutive trading days immediately prior to (but excluding) the closing date.

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

The consideration paid by OEM Group consisted of the following:

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

The Company retained the DRIE products which it had acquired from AMMS, along with the Compact™ cluster platform and the NLD technology that it had developed over the past several years.  However, the DRIE products and a small amount of associated spares and service revenue currently represent the sole source of the Company’s revenue.  The DRIE markets were seriously impacted by the downturn in the semiconductor markets, and as those markets recover the Company is not in a position to make the needed investments to improve its competitive position.  In addition, it is not clear that even with additional investment and significant reductions in operating expenses that DRIE sales alone will be enough to support the Company.  As a result, the Company is seeking a strategic partner for its remaining business.  The Company is also continuing to evaluate various other alternative strategies, including sale of its DRIE products, Compact™ platform and NLD technology, the transition to a new business model, a sale of all or substantially all of its assets, or its voluntary liquidation.  Please see “Notes to Condensed Consolidated Financial Statements – 9. Subsequent Event – Update to Reorganization/Strategic Alternatives.”

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

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment and are attributed to the geographic location in which they are located.  Net sales and long-lived assets by geographic region were as follows:

	Revenue for the		Revenue for the
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Sales to customers located in:
United States	$108	$1,777	$497	$4,929
Asia	979	1,751	983	2,146
Germany	—	1,153	11	1,240
France	125	138	954	319
Europe, excluding Germany and France	133	253	2,402	638
Total sales	$1,345	$5,072	$4,847	$9,272

	December 31
	2010	2009
Long-lived assets at period-end:
United States	$137	$1,114
Europe	8	1,698
Total Long-lived assets	$145	$2,812

8.   Recent Accounting Pronouncements:

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

9.   Subsequent Event – Update to Reorganization/Strategic Alternatives:

Entry Into a Material Definitive Agreement.

On February 9, 2011, Tegal Corporation, a Delaware corporation (the “Company”), and SPP Process Technology Systems Limited, a company incorporated and registered in England and Wales (together with its subsidiary designees, “Purchaser”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company sold to Purchaser (the “Disposition”) all of the shares of Tegal France, SAS, the Company’s wholly-owned subsidiary (the “Tegal France Shares”), and product lines and certain equipment, intellectual property and other assets relating to the Company’s Deep Reactive Ion Etch plasma etch systems and certain related technology (together with the Tegal France Shares, the “Purchased Assets”). The Purchaser also assumed existing customer contracts, including all installation and warranty obligations of existing customers, and other liabilities arising after the closing of the Disposition (the “Assumed Liabilities”).

In connection with the Disposition, the Company and the Purchaser entered into related agreements for the transfer and licensing of patents, trademarks and other intellectual property associated with the Included Businesses, including a royalty-free Trademark License Agreement allowing for the limited use of the Tegal trademark by the Purchaser solely in connection with future sales related to the Included Businesses and solely in combination with the trademarks transferred to the Purchaser, as well as written assignments to the Purchaser of all rights in the patents and trademarks that are part of the Disposition.

The Disposition closed immediately after execution of the Purchase Agreement. The consideration paid by the Purchaser for the Disposition totaled approximately $2.1 million, comprised of approximately $0.5 million of Assumed Liabilities and $1.6 million in cash, of which $200,000 in cash will be held in escrow for one year after the closing of the Disposition to satisfy any indemnification obligations of the Company under the Purchase Agreement.

The Company will file a Form 8-K by February 15, 2011, giving notice of the above material definitive agreement.

On January 14, 2011,  Tegal Corporation (the “Company”), se2quel Partners LLC, a California limited liability company (“se2quel Partners”), and sequel Power LLC, a newly formed Delaware limited liability company (“sequel Power”), entered into a Formation and Contribution Agreement (the “Contribution Agreement”).  sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.  se2quel Partners is owned by Ferdinand Seemann, who previously served as an independent member of the Company’s Board of Directors.  Pursuant to the Contribution Agreement, the Company contributed $2 million in cash to sequel Power in exchange for an approximate 25% ownership interest and a 51% voting interest in sequel Power.  In addition, the Company issued warrants (“Warrants”) to se2quel Partners and se2quel Management GmbH, a German limited liability company, to purchase an aggregate of 928,884 shares of the Company’s common stock at an exercise price of $0.63 per share.  The Warrants are exercisable for a period of four years.  The fair market value of the warrants issued is $230,000 using the Black Scholes valuation model with the valuation assumptions of:  Stock Price: $0.53, Exercise Price: $0.53, Maturity: 4 Years, Risk Free Interest Rate: 0.13%, and Volatility: 61%.  The company is currently evaluating the proper recording of this transaction under Topic 810 Consolidation.

The Company filed a Form 8-K on January 21, 2011, giving notice of the above material definitive agreement.

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

Beginning in the fiscal third quarter of 2009, following the acquisition of the DRIE product lines from AMMS, the Company experienced a sharp decline in revenues related to its legacy Etch and PVD products, a result of the collapse of the semiconductor capital equipment market and the global financial crisis.  The management and the Board of Directors of the Company considered several alternatives for dealing with this decline in revenues, including the sale of assets which the Company could no longer support.  On March 19, 2010, the Company and its wholly owned subsidiary, SFI, sold inventory, equipment, intellectual property and other assets related to the Company’s legacy Etch and PVD products to OEM Group Inc. (“OEM Group”), a company  based in Phoenix, Arizona that specializes in “life cycle management“ of legacy product lines for several semiconductor equipment companies.  The sale included the product lines and associated spare parts and service business of the Company’s 900 and 6500 series plasma etch systems, along with the Endeavor and AMS PVD systems from SFI.  In connection with the sale of the assets, OEM Group assumed the Company’s warranty liability for recently sold legacy Etch and PVD systems.

The Company retained the DRIE products which it had acquired from AMMS, along with the Compact™ cluster platform and the NLD technology that it had developed over the past several years.  However, the DRIE products and a small amount of associated spares and service revenue currently represent the sole source of the Company’s revenue.  The DRIE markets were seriously impacted by the downturn in the semiconductor markets and and as those markets recover the Company is not in a position to make the needed investments to improve its competitive position.  In addition, it is not clear that even with additional investment and significant reductions in operating expenses that DRIE sales alone will be enough to support the Company.  As a result, the Company is seeking a strategic partner for its remaining business.  The Company is also continuing to evaluate various other alternative strategies, including sale of its DRIE products, Compact™ platform and NLD technology, the transition to a new business model, a sale of all or substantially all of our assets, or  the liquidation or dissolution of the Company, including through a bankruptcy proceeding.  We cannot assure you that we will be successful in pursuing any of these strategic alternatives.  As we pursue various strategic alternatives and determine that some are more or less likely than others, the consequences of such determinations will be reflected in our financial statements as required by generally accepted accounting principles (“GAAP”) or the Financial Accounting Standards Board (“FASB”).   Please see “Notes to Condensed Consolidated Financial Statements – 9. Subsequent Event – Update to Reorganization/Strategic Alternatives.”

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

In consideration of these circumstances, we continue to evaluate strategic alternatives for the Company, which may include a merger with or into another company, a transition to a new business model, a sale of all or substantially all of our assets or the liquidation or dissolution of the Company, including through a bankruptcy proceeding.  Please see “Notes to Condensed Consolidated Financial Statements – 9. Subsequent Event – Update to Reorganization/Strategic Alternatives.” We cannot assure you that we will be successful in pursuing any of these strategic alternatives.  As we pursue various strategic alternatives and determine that some are more or less likely than others, the consequences of such determinations will be reflected in our financial statements as required by GAAP or FASB.

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

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required.  As of December 31, 2010, two customers accounted for approximately 73% of the accounts receivable balance.  As of December 31, 2009, three customers accounted for approximately 49% of the accounts receivable balance.

The Company’s return policy is for spare parts and components only.  A right of return does not exist for systems. Customers are allowed to return spare parts if they are defective upon receipt. The potential returns are offset against gross revenue on a monthly basis.  Management reviews outstanding requests for returns on a quarterly basis to determine that the reserves are adequate.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. Any excess and obsolete provision is only released if and when the related inventory is sold or scrapped. During the nine months ended December 31, 2010 and 2009, the Company sold or scrapped previously reserved inventory of $0 and $74, respectively.  The inventory provision balance at December 31, 2010 and December 31, 2009 was $547 and $7,828, respectively.  The inventory provision for the period ending December 31, 2009 was related to legacy products, which were sold in the prior fiscal year.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. During the quarter ended December 31, 2010, we reviewed our long-lived assets for indicators of impairment in accordance with SFAS No. 144, (Topic 360).  No impairment charges were recorded for long-lived assets for the nine months ended December 31, 2010.  For the fiscal year ended March 31, 2010, the Company recorded a $1,064 impairment charge for intangible assets and a $1,558 impairment charge for its fixed assets.

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

Results of Operations

The following table sets forth certain financial data for the three and nine months ended December 31, 2010 and 2009 as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	31.2%	209.2%	60.3%	149.6%
Gross profit/(loss)	68.8%	(109.2)%	39.7%	(49.6)%
Operating expenses:
Research and development	54.5%	29.6%	47.4%	42.2%
Sales and marketing	15.6%	10.6%	10.7%	20.6%
General and administrative	41.2%	18.9%	54.3%	31.6%
Total operating expenses	111.3%	59.1%	112.4%	94.4%
Operating loss	(42.5)%	(168.3)%	(72.7)%	(144.0)%
Other income (expense), net	35.7%	(4.8)%	22.8%	2.4%
Loss before income tax benefit	(6.8)%	(173.1)%	(49.9)%	(141.6)%
Tax Expense	—%	—%	0.1%	(0.5)%
Net loss	(6.8)%	(173.1)%	(50.0)%	(141.1)%

The following table sets forth certain financial items for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenue	$1,345	$5,072	4,847	$9,272
Inventory Provision	-	7,828	-	7,828
Cost of revenue	420	2,780	2,922	6,039
Gross profit/(loss)	925	(5,536)	1,925	(4,595)
Operating expenses:
Research and development expenses	733	1,503	2,298	3,913
Sales and marketing expenses	210	539	518	1,914
General and administrative expenses	554	957	2,631	2,930
Total operating expenses	1,497	2,999	5,447	8,757
Operating loss	(572)	(8,535)	(3,522)	(13,352)
Other income (expense), net	480	(244)	1,103	227
Loss before income tax benefit	(92)	(8,779)	(2,419)	(13,125)
Income tax expense (benefit)	—	—	7	(50)
Net loss	$(92)	$(8,779)	$(2,426)	$(13,075)

Net loss per share:
Basic	$(0.01)	$(1.04)	$(0.29)	$(1.55)
Diluted	$(0.01)	$(1.04)	$(0.29)	$(1.55)
Weighted average shares used in per share computation:
Basic	8,442	8,425	8,439	8,418
Diluted	8,442	8,425	8,439	8,418

Revenue

Our revenue is derived from sales of new and refurbished systems, spare parts and non-warranty service.  Revenue of $1,345 for the three months ended December 31, 2010 decreased by $3,727 from revenue for the three months ended December 31, 2009.  The revenue decrease was due principally to the sale of our legacy Etch and PVD assets to OEM Group, as well as the number and mix of systems sold.  For the three month period ended December 31, 2010, we sold only one new DRIE system, as well as spare parts and service sales compared to the four new DRIE systems sold in the same period last year, as well as spare parts and service sales, including sales derived from our legacy assets.

Revenue of $4,847 for the nine months ended December 31, 2010 decreased from revenue for the nine months ended December 31, 2009 of $9,272.  The $4,425 decrease in revenue for the nine months ended December 31, 2010 was mainly from a narrowed product mix due to the sale of legacy Etch and PVD assets to OEM Group, as well as the number and mix of systems sold.  For the nine months ended December 31, 2010, we sold four new DRIE systems, as well as spare parts and service sales, compared to the sale of two SMT systems and five new DRIE systems, as well as spare parts and service sales, including sales derived from our legacy assets, in the same period last year.

As a percentage of total revenue for the three months ended December 31, 2010 international sales were approximately 92%.  As a percentage of total revenue for the three months ended December 31, 2009 international sales were approximately 65%.  The increase in international sales as a percentage of revenue can be attributed to the number and mix of systems being sold in the third quarter of fiscal year 2011 to international markets.  As a percentage of total revenue for the nine months ended December 31, 2010 international sales were approximately 90%.  As a percentage of total revenue for the nine months ended December 31, 2009 international sales were approximately 47%.  The Company typically sells more systems in international markets.  We believe that international sales will continue to represent a significant portion of our future revenue.

Gross Profit

Gross profit of $925 for the three months ended December 31, 2010 increased by $6,461 from gross profit (loss) of ($5,536) for the three months ended December 31, 2009.  Gross profit of $1,925 for the nine months ended December 31, 2010 increased by $6,520 from gross profit (loss) of ($4,595) for the nine months ended December 31, 2009.

Our gross margin for the three months ended December 31, 2010 was 69% compared to (109%) for the same period last year.   Our gross margin for the nine months ended December 31, 2010 was 40% compared to (50%) for the same period last year.   Gross margins for our DRIE series systems are typically lower than the margins from previous product lines sold by Tegal.

Our gross margin as a percentage of revenue has been, and will continue to be, affected by a variety of factors, including the mix and average selling prices of systems sold and the costs to manufacture, service and support new product introductions and enhancements.  Gross margins for our DRIE systems are generally lower than we have experienced in the past from the sale of our legacy Etch and PVD products, which were sold to OEM Group in March 2010.  The principal reasons for the lower margins are: (i) price pressure resulting from customers’ historic expectations for the equipment for MEMS productions versus semiconductors; (ii) extreme competition from competitors seeking to gain market share; and (iii) our current manufacturing model, which includes substantial outsourcing of system assembly.

The increase in the gross profit was primarily attributable to the excess inventory provision recognized in the third quarter of the prior fiscal year.  As part of the valuation testing mandated by SFAS No. 144 (Topic 360), and in connection with the evaluation of strategic alternatives available, the Company reviewed the carrying value of all its inventory.  As a result of its review, for the three months ended December 31, 2009, the Company recorded an excess inventory provision of $7,828.  The gross margin is also affected by the increased costs associated with the outsourcing of the manufacturing of the DRIE systems.  With the sale of the legacy etch and PVD assets to OEM Group, the Company’s fixed manufacturing and related expenses decreased significantly, offsetting the increased costs associated with the outsourced manufacturing of the DRIE systems.

During the quarter ended December 31, 2010, we focused our efforts on the continued operation of the Company with the DRIE product lines acquired from AMMS as our main business. Due to limited resources, we discontinued our development efforts in NLD, while offering these assets for sale to third-parties.  Since the DRIE markets were also seriously impacted by the downturn in the semiconductor markets, the lack of available capital for new product development globally, and our deteriorating competitive position, it was unclear that DRIE sales alone would be enough to continue supporting the Company, even with significant reductions in the Company’s operating expenses resulting from the sale of the legacy Etch and PVD business, as well as a continuation of cost containment measures.  Accordingly, while we were continuing to focus our efforts on the operation of the DRIE business, we were also seeking and evaluating strategic alternatives, including the continued operation of the Company as a stand-alone business with a different business plan, a merger with or into another company, a transition to a new business model, a sale of all or substantially all of our assets, and the liquidation or dissolution of the Company, including through a voluntary dissolution or a bankruptcy proceeding.  Please see “Notes to Condensed Consolidated Financial Statements – 9. Subsequent Event – Update to Reorganization/Strategic Alternatives.”  We cannot assure you that we will be successful in pursuing any of these strategic alternatives.

Research and Development

 Research and development (“R&D“) expenses consist primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts for our DRIE product line. The spending decrease of $770 and $1,615 for the three and nine months ended December 31, 2010, respectively,  compared to the three and nine months ended December 31, 2009 resulted primarily from a decrease in headcount, payroll, consulting expense, DRIE amortization and depreciation expense and legal fees for patent maintenance.  These decreases were partially offset by increased spending on our R&D operations conducted by our subsidiary, Tegal France.

Sales and Marketing

 Sales and marketing expenses consist primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. The decrease in sales and marketing spending of $329 and $1,396 for the three and nine months ended December 31, 2010, respectively, as compared to the same period in 2009 was primarily due to the decrease of employee costs.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities.  The decrease of $403 for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 was due primarily to decreases in stock related compensation expense.  The decrease of $299 for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009 was due primarily to decreases in stock related compensation expense, legal expenses and consulting costs, offset by bonuses for key employees.

Other Income (expense), net

Other income, net, consists of interest income, other income, gains and losses on foreign exchange, reimbursements for expenses from the French government for research and development and gain and losses on the disposal of fixed assets.  For the three months ended December 31, 2010 compared to the three months ended December 31, 2009, other income, net increased by $724, primarily due to a refund in the amount of $458 from the French government and changes in foreign exchange rates.  For the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009, other income, net increased by $876, primarily due to the refund from the French government in the amount of $627 and the $338 change in fair value of the common stock warrant liability pursuant to EITF 07-05 (Topic 815), offset by the changes in foreign exchange rates.

Contractual Obligation

The following summarizes our contractual obligations at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating lease obligations	$180	$106	$74	$-	$-
Total contractual cash obligations	$180	$106	$74	$-	$-

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

Liquidity and Capital Resources

For the nine months ended December 31, 2010, we financed our operations from existing cash on hand.  In fiscal year ended March 31, 2010, we financed our operations through the use of existing cash balances.  The primary significant changes in our cash flow statement for the nine months ended December 31, 2010 were decreases in accounts receivable and prepaid expenses offset by our net loss of ($2,426), and the decrease in accounts payable.  Net cash used in operating activities during the nine months ended December 31, 2009 was ($3,827), due primarily to the net loss of $13,075 and the increase in accounts receivable offset by decreases in inventory and increased depreciation and amortization expense.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. We incurred net losses of ($2,426) and ($13,075) for the nine months ended December 31, 2010 and 2009, respectively. We generated (used) cash flows from operations of $314 and ($3,827) for the nine months ended December 31, 2010 and 2009, respectively.  Although we believe that our existing cash balances, combined with continued cost containment, will be adequate to fund operations through fiscal year 2011, we believe there is substantial doubt as to our ability to continue as a going concern if there is not significant improvement in our competitive position and sales in the MEMS and semiconductor capital equipment sectors.  The long-term viability of our operations is dependent upon our ability to generate sufficient cash to support our operating needs, fulfill business objectives and fund continued investment in technology and product development without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future.   More specifically, our business is dependent upon the sales of our capital equipment, and projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we would need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities in order to continue our business.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.  Therefore, the realization of assets and discharge of liabilities are each subject to significant uncertainty.  Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern.  If the going concern basis is not appropriate in future filings, adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities in our consolidated financial statements included in such filings as the consolidated financial statements have been prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

At December 31, 2010 and 2009, all of the Company’s investments were classified as cash equivalents in the consolidated balance sheets. The investment portfolio at December 31, 2010 and 2009 was comprised of money market funds.  Our exposure to foreign currency fluctuations is primarily related to purchases in Europe and Japan, which are denominated in the Euro and Yen. Foreign currency transaction gains and (losses) included in other income (expense), net were $24 and ($180) for the three months ended December 31, 2010 and 2009, respectively.  For the nine months ended December 31, 2010 and December 31, 2009, the Company recorded transaction gains included in other income (expense), net of $80 and $113.  Changes in the exchange rate between the Euro and the U.S. dollar could adversely affect our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be sold into international markets. Periodically, the Company enters into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs are denominated in U.S. dollars and the related revenue is generated in Euros.  As of December 31, 2010, there were no outstanding foreign exchange contracts.

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

Evaluation of Disclosure Controls and Procedures

As of the period covered by this quarterly report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had net income (loss) of ($18,469), ($7,902), and $18,104 for the years ended March 31, 2010, 2009, and 2008, respectively.  We used cash flows from operations of ($4,887), ($5,541), and ($5,057) in these respective years.  For the three months ended December 31, 2010 and 2009, we had a net losses of ($92) and ($8,779), respectively.  For the nine months ended December 31, 2010 and 2009, we had a net losses of ($2,426) and ($13,075), respectively.  Although we believe that our existing cash balances, combined with continued cost containment will be adequate to fund operations through fiscal year 2011, we believe there is substantial doubt as to our ability to continue as a going concern if there is not significant improvement in our competitive position and sales in the MEMS and semiconductor capital equipment sectors.  The long-term viability of our operations is dependent upon our ability to generate sufficient cash to support our operating needs, fulfill business objectives and fund continued investment in technology and product development without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future. More specifically, our current results are dependent upon the sales of our capital equipment, and projected sales may not materialize and unforeseen costs may be incurred.  If the projected sales do not materialize, we would need to reduce expenses further and/or raise additional capital which may include capital raises through the issuance of debt or equity securities in order to continue our business.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.

In consideration of these circumstances, we have engaged Cowen & Co., LLC to assist us in evaluating strategic alternatives for the Company, which may include a merger with or into another company, a sale of all or substantially all of our assets, the sale of our DRIE and other assets, and the liquidation or dissolution of the company, including through a bankruptcy proceeding. We cannot assure you that we will be successful in pursuing any of these strategic alternatives.  If we were to liquidate or dissolve the company through or outside of a bankruptcy proceeding, you could lose all of your investment in Tegal common stock.

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

Date: February 14, 2011