Form 10-K
period 2011-03-31
TEGAL CORP /DE/
filed 2011-06-29
CIK 931059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
  (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-26824

Tegal Corporation
(Exact name of Registrant as specified in its Charter)

Delaware	68-0370244
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

140 Second Street, Suite 318
Petaluma, California	94952
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.
Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the common stock on September 30, 2010 (the last day of the second quarter) as reported on the NASDAQ Capital Market, was $3,445,964. As of June 27, 2011, 1,688,943 shares of the registrant’s common stock were outstanding.  The number of shares outstanding reflects a 1-for-5 reverse stock split effected by the Registrant on June 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to incorporate by reference the information required by Part III of this Annual Report on Form 10-K from the Registrant’s definitive proxy statement for its 2011 annual meeting of stockholders, provided that the Registrant understands that such definitive proxy statement must be filed with the Commission no later than July 29, 2011 (120 days after the end of the registrant’s fiscal year).

PART I

Item 1.  Business

Information contained or incorporated by reference in this report contains forward-looking statements.  These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology which constitutes projected financial information.  These forward-looking statements are subject to risks, uncertainties and assumptions about Tegal Corporation including, but not limited to, industry conditions, economic conditions, acceptance of new technologies and market acceptance of Tegal Corporation’s products and service.  For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Part Item 1A—Risk Factors” and the “Liquidity and Capital Resources” section set forth in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 21 and such other risks and uncertainties as set forth below in this report or detailed in our other SEC reports and filings. We assume no obligation to update forward-looking statements.

All dollar amounts are in thousands unless specified otherwise.  All share amounts and prices give effect to the 1-for-5 reverse stock split effect by the Company on June 15, 2011.

The Company

Until February 9, 2011, Tegal Corporation, a Delaware corporation (“Tegal” or the “Company”), designed, manufactured, marketed and serviced specialized plasma etch systems used primarily in the production of micro-electrical mechanical systems (“MEMS”) devices, such as sensors, accelerometers as well as power devices.  The Company’s Deep Reactive Ion Etch (“DRIE”) systems were also employed in certain sophisticated manufacturing techniques, involving 3-D interconnect structures formed by intricate silicon etching, also known as Deep Silicon Etch (“DSE”) for so-called Through Silicon Vias (“TSVs”). For most of the fiscal year, Tegal also sold systems for the etching and deposition of materials found in other devices, such as integrated circuits (“ICs”) and optoelectronic devices found in products like smart phones, networking gear, solid-state lighting, and digital imaging.

The Company was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Our predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. We completed our initial public offering in October 1995.

On August 30, 2002, we acquired all of the outstanding common stock of Sputtered Films, Incorporated (“SFI”), a privately held California corporation.  SFI was a leader in the design, manufacture and service of high performance physical vapor deposition (“PVD”) systems for particular applications in the semiconductor and semiconductor packaging industry.  SFI was founded in 1967 with the development of its core technology, the S-Gun.  All of the assets and intellectual property of SFI were sold to OEM Group, Inc. on March 19, 2010 in a transaction described below.

On November 11, 2003, we acquired substantially all of the assets and certain liabilities of Simplus Systems Corporation, (“Simplus”), a development stage company.  Simplus had developed a deposition cluster tool and certain patented processes for barrier, copper seed and high-K dielectric applications.  Simplus had coined the term “nano-layer deposition” or “NLD” to describe its unique approach to molecular organic chemical vapor deposition (“MOCVD”).  While we believe that this technology is promising for certain applications, we were not successful in our first application to replace PVD for the encapsulation of High Brightness LEDs (“HBLED”) at a prominent European manufacturer.  As a result of this, and a lack of resources to continue the development of NLD, we placed this project on hold, pending the possible sale to a third party.

On May 28, 2004, we purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”).  FDSI, a privately held development stage company, was founded in 1999 as a spin-off of SFI.  FDSI had developed a high-throughput, low cost-of-ownership PVD system with highly differentiated technology for leading edge memory and logic device production on 200 and 300 millimeter wafers.   In fiscal 2008, we canceled further internal development of products based on this technology, and have fully written off the value of the acquired technology and associated intellectual property.

On September 16, 2008, we acquired certain assets from Alcatel Micro Machining Systems (“AMMS”) and Alcatel Lucent (together, the “Sellers”).  With this acquisition, we entered the DRIE market.  DRIE is a highly anisotropic etch process used to create deep, steep-sided holes and trenches in wafers, with aspect ratios of 20:1 or more.  DRIE was developed for micro-electro-mechanical systems , which require these features, but is also used to excavate trenches for high-density capacitors for DRAM and more recently for creating TSVs in advanced 3-D wafer level packaging technology. The acquisition was designed to enable us to pursue the high-growth markets in MEMS and certain segments of integrated semiconductor device manufacturing and packaging.  Current end-markets include production of a variety of MEMS and power devices, memory stacking (flash and DRAM), logic, RF-SiP, and CMOS image sensors.  The Company paid $1,000 in cash and $4,000 in shares of the Company’s common stock. The 208,877 shares of common stock issued by the Company was calculated by obtaining  the quotient of (a) $4,000, divided by (b) the average of the closing sales prices of the Common Stock as reported on the Nasdaq Capital Market on the five (5) consecutive trading days immediately prior to (but excluding) the closing date.

In connection with this acquisition, the Company and Alcatel Lucent entered into an intellectual property agreement providing for the transfer of specified intellectual property rights to the Company, a trademark license agreement allowing for the limited use of the AMMS trademark by the Company, and a preferred supplier agreement pursuant to which the Company was able to purchase certain equipment from an affiliate of the Sellers.  AMMS designated Mr. Gilbert Bellini to serve as a member of the Company’s board of directors.  Mr. Bellini now serves an independent member on the Company’s Board of Directors.  AMMS’ designation right terminated when AMMS beneficially owned less than 5% of the number of shares of Common Stock issued and outstanding (including the shares to be issued to the Sellers).

The purchase price was allocated as follows (in thousands):

Assets acquired:
Trademarks	$428
Patents	2,648
Total Intangible Assets	3,076

Fixed Assets	24
Inventory	1,900
Total Tangible Assets	1,924

Total Acquired Assets	$5,000

Beginning in the fiscal third quarter of 2009, following the acquisition of the DRIE product lines from AMMS, we experienced a sharp decline in revenues related to our legacy etch and PVD products, resulting from the collapse of the semiconductor capital equipment market and the global financial crisis.  The management and the Board of Directors of the Company considered several alternatives for dealing with this decline in revenues, including the sale of assets which the Company could no longer support.  On March 19, 2010, we and our wholly owned subsidiary, SFI, sold inventory, equipment, intellectual property and other assets related to our legacy etch and PVD products to OEM Group Inc. (“OEM Group”), a company  based in Phoenix, Arizona that specializes in “life cycle management” of legacy product lines for several semiconductor equipment companies.  The sale included the product lines and associated spare parts and service business of our 900 and 6500 series plasma etch systems, along with the Endeavor and AMS PVD systems from SFI.  In connection with the sale of the assets, OEM Group assumed our warranty liabilities for recently sold legacy etch and PVD systems.

We retained the DRIE products which we had acquired from AMMS, along with our Compact(TM) cluster platform and the NLD technology that we had developed over the past several years.  However, the DRIE products and a small amount of associated spares and service revenue, represented our sole source of revenue.  Since the DRIE markets were also seriously impacted by the downturn in the semiconductor markets and the lack of available capital for new product development globally, it was not clear that DRIE sales alone would be enough to support the Company, even with significant reductions in operating expenses.  As a result, we continued to operate with a focus on DRIE and at the same time sought a strategic partner for our remaining business.  We also continued to evaluate various other alternative strategies, including sale of its DRIE products, Compact(TM) platform and NLD technology, the transition to a new business model, or our voluntary liquidation.

The OEM Group Transaction

In addition to a Purchase Agreement between the Company and OEM Group for the sale of assets, we entered into related agreements for the transfer and licensing of patents, trademarks and other intellectual property associated with our legacy etch and PVD products, including a Trademark Assignment Agreement for certain trademarks used in the legacy etch and PVD products, a royalty-free Trademark License Agreement allowing for the limited use of the Tegal trademark by the Purchaser solely in connection with future sales of legacy etch and PVD products and solely in combination with the trademarks transferred to Purchaser, a Patent Assignment Agreement for the transfer of certain patents related to the etch and PVD products, and a perpetual, irrevocable, non-exclusive, worldwide, fully-paid, royalty-free, Intellectual Property Cross License Agreement, pursuant to which we granted to OEM Group a license to certain intellectual property owned by the Company for use in OEM Group’s manufacture and sale of the legacy etch and PVD products, and OEM Group licensed back to us certain intellectual property for our continued use.

The consideration paid by OEM Group for the Disposition consisted of the following (not in thousands):

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

The Company expects to receive a contingent payment of $444,000 based on the applicable bookings of OEM Group for the designated period.  On June 21, 2011, the Sellers, OEM Group and Purchaser entered into an amendment (the “Amendment”) to the Purchase Agreement which, among other things, revises the payment schedule of the Contingent Payment such that $300,000 of the Contingent Payment shall be due July 1, 2011 and the remaining $144,000 shall be due October 1, 2011. Unpaid portions of the Contingent Payment will accrue interest from April 15, 2011 at a variable rate of the Wall Street Journal Prime Rate (currently 3.25%) plus 1%.   The description of the Amendment provided above is qualified in its entirety by reference to the full text of the Amendment, a copy of which has been filed as Exhibit 10.1 to the Form 8-K report filed on June 23, 2011.

The Sequel Power Transaction

On January 14, 2011,  Tegal, se2quel Partners LLC, a California limited liability company and Sequel Power LLC, a newly formed Delaware limited liability company (“Sequel Power”), entered into a Formation and Contribution Agreement (the “Contribution Agreement”).  Sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.  se2quel Partners is owned by Ferdinand Seemann, who previously served as an independent member of the Company’s Board of Directors.  Pursuant to the Formation and Contribution Agreement, Tegal contributed $2 million in cash to Sequel Power in exchange for an approximate 25% ownership interest in Sequel Power.  In addition, Tegal issued warrants (“Warrants”) to se2quel Partners and se2quel Management GmbH, a German limited liability company, to purchase an aggregate of 185,777 shares of the Company’s common stock at an exercise price of $3.15 per share.  The Warrants are exercisable for a period of four years.

The descriptions of the Formation and Contribution Agreement and the Warrants are qualified in their entirety by reference to the full text of such documents, copies of which are filed as exhibits to  the  Form 8-K report filed January 21, 2011.

The SPTS Transaction

On February 9, 2011, Tegal and SPP Process Technology Systems Limited, (“SPTS”) a company incorporated and registered in England and Wales, entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company sold to SPTS all of the shares of Tegal France, SAS, the Company’s wholly-owned subsidiary and product lines and certain equipment, intellectual property and other assets relating to the Company’s DRIE systems and certain related technology.    SPTS also assumed existing customer contracts, including all installation and warranty obligations of existing customers, and other liabilities arising after the closing of the transaction (the “Assumed Liabilities”).

In connection with the sale, the Company and SPTS entered into related agreements for the transfer and licensing of patents, trademarks and other intellectual property associated with the business, including a royalty-free Trademark License Agreement allowing for the limited use of the Tegal trademark by SPTS solely in connection with future sales related to the business and solely in combination with the trademarks transferred to SPTS, as well as written assignments to SPTS of all rights in the patents and trademarks that are part of the sale.

The transaction closed immediately after execution of the Purchase Agreement. The consideration paid by SPTS totaled approximately $2.1 million, comprised of approximately $0.5 million of Assumed Liabilities and $1.6 million in cash, of which $200 in cash will be held in escrow for one year after the closing of the transaction to satisfy any indemnification obligations of the Company under the Purchase Agreement.

The descriptions of the Purchase Agreement and the Trademark License Agreement provided above are qualified in their entirety by reference to the full text of such agreements, copies of which have been filed as Exhibits 10.1 and 10.2, respectively, to the announcement of a material and definitive agreement in the Company’s 8-K filed report on February 15, 2011 and are incorporated herein by reference.

Shareholder Rights Plan

On March 24, 2011, the Board of Directors of Tegal Corporation (the “Company”) adopted a shareholder rights plan, as set forth in the Shareholder Rights Agreement, dated as of April 13, 2011, between the Company and Registrar and Transfer Company, as Rights Agent (the “Rights Agreement”).  The following description of the terms of the Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement which is included as Exhibit 4.1 to the Form 8-K report and is incorporated herein by reference.

Pursuant to the terms of the Rights Agreement, the Board of Directors declared a dividend distribution of one Right for each outstanding share of common stock of the Company (the “Common Stock”) to shareholders of record as of the close of business on April 13, 2011 (the “Record Date”).  In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (defined below).  Each Right entitles the registered holder thereof to purchase from the Company one-fifty thousandth of a share of Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a cash exercise price of $25.00 (the “Exercise Price”), subject to adjustment, under certain conditions specified in the Rights Agreement and summarized below.

Initially, the Rights are not exercisable and are attached to and trade with all shares of Common Stock outstanding as of, and issued subsequent to, the Record Date.  The Rights will separate from the Common Stock and will become exercisable upon the earlier of (i) the close of business on the tenth calendar day following the first public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by a shareholder (the date of said announcement being referred to as the “Stock Acquisition Date”), or (ii) the close of business on the tenth business day (or such later day as the Board of Directors may determine) following the commencement of a tender offer or exchange offer that could result upon its consummation in a person or group becoming the beneficial owner of 15% or more of the outstanding shares of Common Stock (the earlier of such dates being herein referred to as the “Distribution Date”).

In the event that a Stock Acquisition Date occurs, proper provision will be made so that each holder of a Right (other than an Acquiring Person or its associates or affiliates, whose Rights shall become null and void) will thereafter have the right to receive upon exercise that number of shares Preferred Stock of the Company having a market value equal to two times the exercise price of the Right (such right being referred to as the “Subscription Right”).  In the event that, at any time following the Stock Acquisition Date, (i) the Company consolidates with, or merges with and into, any other person, and the Company is not the continuing or surviving corporation, (ii) any person consolidates with the Company, or merges with and into the Company and the Company is the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the shares of Common Stock are changed into or exchanged for stock or other securities of any other person or cash or any other property, or (iii) 50% or more of the Company’s assets or earning power is sold, mortgaged or otherwise transferred, each holder of a Right (other than an Acquiring Person or its associates or affiliates,  whose Rights shall become null and void) will thereafter have the right to receive, upon exercise, common stock of the acquiring company having a market value equal to two times the exercise price of the Right (such right being referred to as the “Merger Right”).  The holder of a Right will continue to have the Merger Right whether or not such holder has exercised the Subscription Right.  Rights that are or were beneficially owned by an Acquiring Person may (under certain circumstances specified in the Rights Agreement) become null and void.

The Rights may be redeemed in whole, but not in part, at a price of $0.001 per Right (payable in cash, Common Stock or other consideration deemed appropriate by the Board of Directors) by the Board of Directors only until the earlier of (i) the time at which any person becomes an Acquiring Person or (ii) the expiration date of the Rights Agreement. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and thereafter the only right of the holders of Rights will be to receive the redemption price.

The Rights Agreement may be amended by the Board of Directors in its sole discretion until the time at which any person becomes an Acquiring Person.  After such time the Board of Directors may, subject to certain limitations set forth in the Rights Agreement, amend the Rights Agreement only to cure any ambiguity, defect or inconsistency, to shorten or lengthen any time period, or to make changes that do not adversely affect the interests of Rights holders (excluding the interests of an Acquiring Person or its associates or affiliates).  In addition, the Board of Directors may at any time prior to the time at which any person becomes an Acquiring Person, amend the Rights Agreement to lower the threshold at which a person becomes an Acquiring Person to not less than the greater of (i) the sum of .001% and the largest percentage of the outstanding Common Stock then owned by any person and (ii) 10%.

Until a Right is exercised, the holder will have no rights as a shareholder of the Company (beyond those as an existing shareholder), including the right to vote or to receive dividends.  While the distribution of the Rights will not be taxable to shareholders or to the Company, shareholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Preferred Stock, other securities of the Company, other consideration or for common stock of an acquiring company.

The Rights are not exercisable until the Distribution Date and will expire at the close of business on April 13, 2021 (the “Expiration Date”), unless previously redeemed or exchanged by the Company as described above.

Reclassifications

As a result of the sale of the Company’s DRIE assets, and in accordance with generally accepted accounting principles, the DRIE business operations related to the designing, manufacturing, marketing and servicing of systems and parts within the semi-conductor industry has been reclassified to discontinued operations in our Consolidated Balance Sheets, Consolidated Statement of Operations and our Consolidated Statement of Cash Flows.  Amounts for the prior periods have been reclassified to conform to this presentation.  The exit from the DRIE operation was essentially completed by the end of the fourth quarter of our 2011 fiscal year.  (See Note 5. Discontinued Operations).

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

In order to mitigate the effects of the downturn in semiconductor capital equipment spending, we took several actions, including (i) a reduction in staff to approximately 46 from 78 during fiscal 2010; (ii) instituting a 5% salary reduction and a forced one week furlough per quarter; and (iii) eliminating all discretionary spending on internal development projects, which significantly slowed new product development.  In fiscal 2011, we took additional staff reductions to focus strictly on our DRIE business.  When the decision was made to sell the DRIE assets, our last staff reductions decreased headcount to three full-time employees.

In a series of meetings in late May and early June 2009, our Board of Directors reviewed several basic strategic options presented by management.  The Board decided at that time that we should retain an advisor to consider “strategic alternatives” for the Company, and to investigate opportunities for sale of company or its assets.  We retained Cowen & Co. for this purpose and received periodic briefings on those efforts during 2009 and 2010.  In December 2009, having received no bona fide offers for Tegal as a going concern, the Board and management agreed to continue operations and to offer selected asset groups to potential buyers.

On March 19, 2010, we completed the sale of the legacy Etch and PVD assets to OEM Group, Inc., as described above.  In connection with the agreement, OEM Group hired 11 Tegal employees.  As a result of this and additional lay-offs and attrition that took place since that time, our headcount was reduced to 3 as of March 31, 2011.

Going into fiscal 2011, we continued operations of the Company with the DRIE product lines acquired from AMMS as our main business. Due to limited resources, we discontinued our development efforts in NLD at the end of fiscal 2010, and began offering these assets for sale to third-parties.  In connection with our DRIE operations, we continued to operate our Tegal France subsidiary, which was engaged in several Joint Development Projects which were partially supported by customers and the government of France.  Tegal France was also the center for the majority of our product and process development efforts and engineering activities related to the improvement of our DRIE product lines.  At the same time, we began the process of closing and/or liquidating all of our other wholly-owned subsidiary companies, including SFI and Tegal GmbH, along with branches in Taiwan, Korea and Italy.   The subsidiaries are now included in discontinued operations.

The sale of DRIE systems and the small amount of associated spares and service revenue represented the sole source of the Company’s revenue in fiscal 2011.  For all of fiscal 2010, DRIE sales represented approximately 47% of our total revenues.  Since the DRIE markets were seriously impacted by the downturn in the semiconductor markets and the lack of available capital for new product development globally, DRIE sales alone were not enough to continue supporting the Company, even with significant reductions in our operating expenses resulting from the sale of the legacy etch and PVD business, as well as the implementation of further cost containment measures.  Accordingly, while we focused our efforts on the operation of the DRIE business in the first half of fiscal 2011, we continued to seek and evaluate strategic alternatives, which included a continued operation of the Company as a stand-alone business with a different business plan, a merger with or into another company, a sale of all or substantially all of our remaining assets, and the liquidation or dissolution of the Company, including through a voluntary dissolution or a bankruptcy proceeding.

On January 14, 2011 the Company, se2quel Partners and sequel Power entered into a Formation and Contribution Agreement. The Company contributed $2 million in cash to Sequel Power in exchange for an approximate 25% ownership interest in Sequel Power.  Sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.

Following our investment in Sequel Power, and as a result of our continuing efforts to reduce our operating losses, on February 9, 2011, the Company and SPTS entered into an Asset Purchase Agreement.  That agreement included the sale of all of the shares of Tegal France, SAS, the Company’s wholly-owned subsidiary and product lines and certain equipment, intellectual property and other assets relating to the DRIE Etch plasma etch systems and certain related technology.

For the past several years Tegal has been in a process of consolidation and transition, driven by the financial crisis and downturn in the semiconductor and MEMS producing sectors, and worsened by our relatively weak strategic and financial position in those sectors.  Our main objective has been to preserve as much value for stockholders as possible as we transitioned to a business model that avoided the high fixed costs of capital equipment and retained our capabilities to attract and exploit emerging technologies related to the semiconductor and MEMS sectors.  We successfully sold the majority of our operating assets to companies that are much better positioned to benefit from those technologies and we have invested in one opportunity in a high-growth sector related to semiconductors – photo voltaic (PV) based solar.  The Sequel Power model for large scale PV-based solar projects is unique in the industry and has won significant acclaim from governments, industrial companies and industry advocates for its innovation and prospect for success.  By forming this new company, we expect to capitalize on this opportunity in what we believe to be the most effective way possible for the benefit of our stockholders, utilizing Tegal’s capital equipment know-how, a portion of our cash and potentially the tax benefits of our NOL’s.  We intend to engage in supporting the activities of Sequel Power through our direct efforts and through related operations and investments that we may make in the future, should favorable circumstances promote that investment.  In addition, Tegal is actively evaluating opportunities for partnerships with other diversified technology-based companies in order to exploit our shared experience and to enhance our value as a public company.

We cannot assure you that we will be successful in pursuing any of these strategic alternatives.

Products and Services

Tegal earns service revenues as a result of its contribution agreement with Sequel Power.  Sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.

Tegal DRIE Etch Products

Tegal’s DRIE Etch products were included in the assets sold to SPTS on February 9, 2011.

6500 Series and 900 Series Etch Products

Tegal’s 6500 series and 900 series legacy etch products were included in the assets sold to OEM Group on March 19, 2010.

Deposition Technologies

Our deposition products, including our Endeavor(TM) and AMS(TM) PVD products, were included in the assets sold to OEM Group on March 19, 2010.

Compact(TM) and NLD Technologies

Tegal’s Compact(TM) platform was included in the assets sold to SPTS on February 9, 2011.  However, for a limited time we have the right to use one of the Compact systems for the purpose of demonstrating the NLD technology to third-parties, should that be needed in the course of the evaluation of the NLD intellectual property (see below).

Nano-Layer Deposition (“NLD”) is a patented approach for depositing thin conformal films that combines many of the favorable aspects of atomic layer deposition with the higher deposition rates associated with pulsed layer deposition. Tegal began developing NLD in the mid-1990s and has since been awarded six US patents pertaining to NLD processing, and 21 patents  pertaining to NLD and ALD hardware, for its efforts.

NLD is used to deposit metals and dielectric films at higher rates with considerably higher conformality than conventional CVD. Many metallorganic precursors are available today that are compatible with NLD technology and most existing ALD hardware sets that are capable of delivering MOCVD precursors are compatible with NLD.

We designed and developed the Compact 360 NLD cluster tool, which was introduced as a Beta system during fiscal year 2009.  Following an 18 month evaluation period for the use of NLD as a substitute for a PVD process, we determined that the cost of further process development and hardware to explore additional applications was beyond the Company’s available resources.  As a result, we suspended further development and instead have offered the intellectual property to third-parties.   While the Company currently recognizes a zero value for the NLD assets, it believes these assets will likely realize a different valuation for potential buyers who implement these assets into a different business structure.  The NLD patent portfolio provides a unique, exploitable, and defendable intellectual property position in thin film deposition technology combining unique aspects of pulsed chemical vapor deposition (PCVD) and atomic layer deposition (ALD) technologies.

Pulsed Layer Deposition

Pulsed Layer Deposition (PLD) is a process for depositing thin films in which pulsed power is delivered to a constant flow of precursor gas to periodically activate the deposition process.  Pulsing provides improved conformality relative to continuous MOCVD processes.  Tegal has been awarded two PLD patents.

Cu Barrier and Adhesion Layer Deposition

A number of techniques for depositing engineered adhesion and diffusion barrier layers for copper metallization technology have been developed at Tegal for which patents have been awarded.  These patents include graded adhesion layers, nitrided diffusion barriers, and methods for damage-free deposition on sensitive low-k dielectrics.

Customers

The composition of our top five customers has changed from year to year, but net system sales to our top five customers in fiscal 2011 and 2010 accounted for 94.4% and 38.8%, respectively, of our total net system sales.  A leading precision timing device manufacturer, Ulsan National Institute of Science and Technology, ST Microelectronics SA and the Uppsala University accounted for 25.5%, 17.85%, 16.1% and 15.5%, respectively of our total revenue in fiscal 2011.  No customers in fiscal 2010 accounted for more than 10% of total revenue.  Other than these customers, no single customer represented more than 10% of our total revenue in fiscal 2011 and 2010.  With the sale of the DRIE etch product line and our exit from our historical core operations, we currently have no customers.  Accounts Receivable balances are captured in Discontinued Operations in our Balance Sheets.

Prior to February 9, 2011, we scheduled production of our systems based upon order backlog and customer commitments. We included in our backlog only orders for which written purchase orders have been accepted and shipment dates within the next 12 months have been assigned. As of March 31, 2011 and 2010, our order backlog was $0 and $2,200, respectively. Booked system orders were subjected to cancellation by the customer, but with substantial penalties except in the case of orders for evaluation systems or for systems that had not yet incurred production costs. Orders may have been subject to rescheduling with limited or no penalty. Some orders were received for systems to be shipped in the same quarter as the order was received. As a result, our backlog at any particular date was not necessarily indicative of actual sales for any succeeding period.  However, with the sale of the DRIE etch product line and our exit from our historical core operations, our backlog for etch systems is and will continue to be $0.

Marketing, Sales and Service

Prior to February 9, 2011, we sold and serviced our systems worldwide through a network of independent sales representatives and field service engineers in sales and service offices located throughout the world. We maintained third-party representatives in sales, service and process support capabilities in the United States, Germany, Japan, Korea, India, Turkey, Singapore and Malaysia.  Sales, marketing and service expenses are captured in Discontinued Operations in our Income Statement.

International sales, which consisted of export sales from the United States directly to the end user or direct sales from one of our foreign subsidiaries directly to the end user, accounted for approximately 89% and 58% of total revenue for fiscal 2011 and 2010, respectively.

Revenues by region for each of the last three fiscal years were as follows (in thousands):

	Years Ended March 31,
	2011	2010
United States	$595	$5,230
Asia	1,000	2,383
Germany	1,420	1,640
Rest of Americas (ROA)	161	1,926
France	1,090	477
Europe, excluding Germany & France	2,379	742
Total sales	$6,645	$12,398

     As a result of the sale of the DRIE assets to SPTS, the Company’s revenues are now categorized in discontinued operations except for $16 of service revenue, which is attributed to the United States.

We generally sold our systems on 30-to-60 day credit terms to our domestic and European customers. Customers in Asia, other than Japan, were generally required to deliver a letter of credit payable in U.S. dollars no later than the system shipment date. Sales to other international customers, including Japan, were billed either in local currency or U.S. dollars.

We generally warranted our new systems for 12 months and our refurbished systems for 6 months from shipment. Our field engineers provided customers with call-out repair and maintenance services for a fee. Customers could also enter into repair and maintenance service contracts covering our systems. We trained customer service engineers to perform routine services for a fee and provided telephone consultation services generally for a fee.

The sales cycles for our systems varied depending upon whether the system is an initial design-in, reorder or used equipment. Initial design-in sales cycles were typically 12 to 18 months.  Reorder and used systems sales cycles were typically 4 to 6 months.  The initial design-in sales cycle began with the generation of a sales lead, which was followed by qualification of the lead, an analysis of the customer’s particular applications needs and problems, one or more presentations to the customer (frequently including extensive participation by our senior management), 2 to 3 wafer sample demonstrations, followed by customer testing of the results and extensive negotiations regarding the equipment’s process and reliability specifications.  Initial design-in sales cycles were monitored by senior management for correct strategic approach and resource prioritization. We did, in some rare instances, need to provide the customer with an evaluation system for 3 to 6 months prior to the receipt of a firm purchase order.

With the sale of the DRIE etch product line and our exit from our historical core operations, we do not anticipate having marketing, sales or service operations for the foreseeable future.

Research and Development

The market for MEMS and semiconductor capital equipment is characterized by rapid technological change. After the sale of our DRIE etch assets to SPTS on February 9, 2011, we no longer maintain or operate research and development efforts related to DRIE systems.  We do still maintain patents in our NLD technology.

We currently do not engage in any research and development activities.  Research and development expenses are captured in Discontinued Operations in our Income Statement.

As of March 31, 2011, we had 1 full-time employee that had been formerly dedicated to equipment design engineering, process support and research and development. This employee is currently responsible for managing the activities related to our possible sale of the NLD intellectual property and is our key technologist involved in analyzing and evaluating various opportunities that we are reviewing that either support our investment in Sequel Power or represent merger or acquisition opportunities in other diversified technologies.

Research and development expenses for fiscal 2011 and 2010 were $2,794 and $7,700, respectively, and represented 42.0% and 62.1%, of total revenue, respectively. Such expenditures were primarily used for the development of new processes, continued enhancement and customization of existing systems, processing customer samples in our demonstration labs and providing process engineering support at customer sites.  The primary cause of the decrease in research and development expenses in fiscal 2011 was due to the reduction in force and sale of the DRIE assets which included the transfer of the Tegal France research and development center.

Manufacturing

The manufacturing of our DRIE systems was largely outsourced to subcontractors in France and Japan.  We did perform some final assembly and testing in our facility in Petaluma, California and had planned to bring the manufacturing of certain key sub-systems in-house.  DRIE systems manufacturing cycle times are currently 4 to 6 months.  With the sale of our DRIE assets on February 9, 2011, the Company no longer actively engages in manufacturing operations.  Manufacturing expenses are captured in Discontinued Operations in our Income Statement.

Competition

The MEMS and semiconductor capital equipment industry is highly competitive. Our principal competitors in this market were  Oxford Instruments, SPP Process Technology Systems, Ltd. (“SPTS”, which was formerly known as Sumitomo Precision Products / Surface Technology Systems), Lam Research Corporation and Applied Materials, Inc.  We believe that the principal competitive factor in the critical segments of the equipment industry is technical performance of the system, followed closely by the existence of customer relationships, the system price, the ability to provide service and technical support on a global basis and other related cost factors. We believe that the principal competitive factor in the non-critical segments of the equipment industry is system price, followed closely by the technical performance of the system, the existence of established customer relationships, the ability to provide service and technical support on a global basis and other related cost factors.

Intellectual Property

Following the sale of the legacy Etch and PVD Products to OEM Group on March 19, 2010, and the sale of the DRIE assets to SPTS on February 9, 2011, we now hold an exclusive license or ownership of approximately 35 U.S. patents, all related to our NLD technologies.  We no longer hold any corresponding foreign patents.  We have also applied for approximately 2 additional U.S. patents and approximately 4 additional foreign patents. All the intellectual property related to the DRIE etch process and the Compact™ platform technology was included in the sale of the DRIE etch product line to SPTS on February 9, 2011.

Of the above-referenced patents held as of March 31, 2011, one expires as early as 2019.  Other patents expire as late as 2026 with the average expiration occurring in approximately 2021. We believe that the duration of such patents generally exceeds the life cycles of the technologies disclosed and claimed therein.  We have offered our NLD intellectual property for sale to third parties.  While the Company currently recognizes a zero value for the NLD assets, it also believes these assets will likely realize a different rate of return for potential buyers who implement these assets into a different business structure.  We believe that although the patents we have exclusively licensed or hold directly will be of value, they will not determine our future success.

Prior to the sale of our DRIE operations, intellectual property assets were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount might not have been recoverable. If undiscounted expected future cash flows were less than the carrying value of the assets, an impairment loss was recognized based on the excess of the carrying amount over the fair value of the assets.  We recognized at the time that in the absence of patent protection, we might have been vulnerable to competitors who attempted to imitate our systems, processes and manufacturing techniques. In addition, other companies and inventors might receive patents that contain claims applicable to our systems and processes. We also relied on trade secrets and other proprietary technology that we sought to protect, in part, through confidentiality agreements with employees, vendors, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by others.

Employees

As of March 31, 2011 we had a total of 3 regular employees and four part-time contract personnel. Of our regular employees, 1 is in research and development, and 2 are in executive and administrative positions.

None of our remaining employees are represented by a labor union or covered by a collective bargaining agreement. While we have been forced to reduce our staffing levels, we consider our employee relations to be good.

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

Tegal Risk Factors

We have a history of losses, expect to incur substantial further losses and may not achieve or maintain profitability in the future, which in turn could further materially decrease the price of our common stock.

We had net losses of ($3,130) and ($18,469), for the years ended March 31, 2011 and 2010, respectively.  We used cash flows from operations of ($74) and ($4,887), in these respective years.

Currently our operations include only Sequel Power, LLC which is a new company formed to pursue utility scale projects in photovoltaic (PV) based energy production (see “Sequel Power Risk Factors”, below) and a three person headquarters staff which is administering Tegal’s activities, including the evaluation of additional business opportunities for the Company.  Sequel Power is generating losses by using the capital invested by Tegal for salaries and operating expenses needed to pursue various speculative projects in the United States, Latin America and the Middle East.  None of the projects that Sequel Power is pursuing may come to fruition and Sequel Power may never generate any revenues or profits.  If Sequel Power consumes all of the capital provided by Tegal, Sequel Power may be required to discontinue its operations and may cease to exist, in which case, the entire investment made by Tegal will be lost.  Even if Sequel Power continues in operation, any losses which it incurs will be reflected in Tegal’s financial statements and contribute to Tegal’s losses.  The administration of Tegal’s non-Sequel Power activities is currently also generating losses and will continue to do so until the Company establishes additional revenue and profit generating activities.   Tegal may never find or establish another revenue or profit generating activity, in which case the losses will continue.   Tegal may be forced to cease all operations, declare bankruptcy or enter into a voluntary liquidation.

Tegal’s stock price has been declining over the past 24 months, from $8.75 per share in the third quarter of fiscal 2010 to $2.05 per share in the third quarter of fiscal 2011.  Tegal effected a 1-for-5 reverse stock split on June 15, 2011.  In addition, there is very little trading in Tegal’s common stock and our recent announcement of our investment in Sequel Power was not sufficient to sustain an increase in our stock price.  There may be no additional announcements from Sequel Power, and even if there are, we cannot predict how Tegal’s stock price will react to Sequel Power’s announcements and results.

While we are investigating other opportunities for Tegal to initiate operations, either through direct investment, merger or acquisition, Tegal will continue to sustain losses which may continue to materially decrease the price of our common stock. If Tegal never finds or establishes another revenue or profit generating activity, the price of Tegal’s common stock may decline to zero.

We face risks associated with divestitures, acquisitions and other transactions.

We face risks associated with acquisitions, divestitures and other transactions.  We recently sold our DRIE etch business to SPTS in February 2011.  Previously, we sold our legacy Etch and PVD business to OEM Group in March 2010.  While we are currently focusing our efforts on the photovoltaic market, we intend to continue to seek and evaluate strategic alternatives in other diversified technology-based markets.  In the future we may engage in acquisitions of or significant investments in businesses with complementary products, services and/or technologies or in pursuit of a new business plan.  Risks associated with any of these transactions include, but are not limited to:

•	difficulty in assimilating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies or products with our current products and technologies;

•	difficulty in maintaining controls, procedures, and policies during the transition and integration;

•	disruption of our ongoing business and distraction of our management from other opportunities and challenges due to integration issues;

•	difficulty integrating the acquired company’s accounting, management information, and other administrative systems;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, vendors, and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential impairment of our relationships with our associates, customers, partners, distributors, or third party providers of technology or products;

•	potential failure of the due diligence processes to identify significant issues with product quality, architecture, and development or legal and financial liabilities, among other things;

•	potential inability to assert that internal controls over financial reporting are effective;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions; and

•	potential delay in customer purchasing decisions due to uncertainty about the direction of our product offerings.

Mergers and acquisitions of companies are inherently risky, and ultimately, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, or results of operations.  When we make a decision to sell assets or a business, we may encounter difficulty completing the transaction as a result of a range of possible factors such as new or changed demands from the buyer. These circumstances may cause us to incur additional time or expense or to accept less favorable terms, which may adversely affect the overall benefits of the transaction.  Divestitures, acquisitions, and other transactions are inherently risky, and we cannot provide any assurance that our previous or future transactions will be successful. The inability to effectively manage the risks associated with these transactions could materially and adversely affect our business, financial condition or results of operations.

Our quarterly operating results may continue to fluctuate.

Our revenue and operating results have fluctuated and are likely to continue to fluctuate significantly from quarter to quarter, and we cannot assure you that we will achieve profitability in the future.

Other factors that could affect our quarterly operating results include:

•	changes in the mix of our revenues represented by our various products, services and customers;

•	adverse changes in the level of economic activity in the United States or other major economies in which we do business;

•	foreign currency exchange rate fluctuations;

•	expenses related to, and the financial impact of, the disposition of our assets.

 Our future success depends on our ability to retain our key personnel and to successfully integrate them into our management team.

We are dependent on the services of our executive officers and other members of our senior management team. The loss of one or more of these key officers or any other member of our senior management team could have a material adverse effect on us. We may not be able to retain or replace these key personnel, and we may not have adequate succession plans in place. Several of our current key personnel including our executive officers are subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit the associates to terminate their employment with us upon little or no notice and the enforceability of the non-competition provisions is uncertain.

If we are unable to attract, train, and retain key personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train, and retain management, operations, and technical personnel. Recruiting and retaining capable personnel, particularly those with expertise in the technology areas in which we choose to operate, are vital to our success. There is substantial competition for qualified technical personnel and there can be no assurance that we will be able to attract or retain our technical personnel. If we are unable to attract and retain qualified associates, or otherwise experience labor disruptions our business may be materially and adversely affected.

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

We believe that factors such as announcements of developments related to our business, the progress we may or may not achieve with respect to potential strategic alternatives, fluctuations in our operating results, sales of our common stock into the marketplace, failure to meet or changes in analysts’ expectations, general conditions in the our industry or the worldwide economy, announcements of technological innovations or new products or enhancements by us or our competitors, developments in patents or other intellectual property rights, developments in our relationships with our customers and suppliers, natural disasters and outbreaks of hostilities could cause the price of our common stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. We cannot assure you that the market price of our common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

Any failure by us to comply with environmental regulations imposed on us could subject us to future liabilities.

We were subject to a variety of governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. We believe that we were in compliance in all material respects with these regulations and that we obtained all necessary environmental permits generally relating to the discharge of hazardous wastes to conduct our business. Nevertheless, our failure to have complied with present or past regulations could result in lawsuits, fines or penalties from governmental authorities.

If we fail to maintain compliance with the listing requirements of the Nasdaq Global Market and Nasdaq delists our common stock, the market liquidity and price of our common stock will likely decline.

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “TGAL” (or “TGALD”).  On July 8, 2010, we received a deficiency letter from the Nasdaq Capital Market stating that, based on the closing bid price of our common stock for the 30 consecutive business days preceding such date, we no longer meet the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Marketplace Rule 5450(a)(1).

On November 12, 2010, we received a letter from the Nasdaq Capital Market notifying us of our eligibility for a second 180 day grace period in which to regain compliance with our bid price deficiency.  On January 5, 2011 we requested the additional grace period and it was granted, subject to regaining compliance by July 5, 2011.

On June 15, 2011, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Amendment”).  The Amendment effected a one-for-five (1-for-5) reverse stock split of the Company’s outstanding common stock, par value $0.01 per share.  The reverse stock split became effective at 5:00 pm Eastern Time on June 15, 2011.  We do not know whether the reverse stock split will have the intended effect of curing our bid price deficiency.

It is possible, however, that our stock may not continue to meet the Nasdaq bid price requirement, in which case we would be unable to continue to meet the listing requirements of the Nasdaq Capital Market, for that or any other reason, our stockholders will be adversely affected.

Among other adverse consequences of a delisting, there will likely cease to be a trading market for our shares other than in the Pink Sheets or the OTC Bulletin Board. It could become more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further.

We are subject to anti-takeover provisions in our charter and by-laws and under Delaware law that could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

Provisions of our certificate of incorporation and by-laws, each as amended, as well as Delaware law, could make it more difficult and expensive for a third party to pursue a tender offer, change in control transaction or takeover attempt that is opposed by our board of directors. Stockholders who wish to participate in these transactions may not have the opportunity to do so. In addition, our Board of Directors has also adopted a shareholder rights plan, or “poison pill,” which has the effect of making it more difficult for a person to acquire control of us in a transaction not approved by our board of directors.  If a tender offer, change in control transaction, takeover attempt or change in our board of directors is prevented or delayed, the market price of our common stock could decline. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

We can issue shares of preferred stock that may adversely affect the rights of stockholders of our common stock.

Our certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock, with designations, rights and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of stockholders of our common stock. For example, an issuance of shares of preferred stock could:

•	Adversely affect the voting power of the stockholders of our common stock:

•	Discourage bids for our common stock at a premium and make it more difficult for a third party to acquire a majority or our common stock;

•	Limit or eliminate any payments that the stockholders of our common stock could expect to receive upon our liquidation; or

•	Otherwise adversely affect the market price of our common stock.

Sequel Power Risk Factors

If PV technology is not suitable for widespread adoption at economically attractive rates of return, or if sufficient demand for solar modules does not develop or takes longer to develop than we anticipate, Sequel Power may not become a viable entity and may never be able to sustain profitability.

The solar energy market is at a relatively early stage of development, and the extent to which solar modules will be widely adopted is uncertain. If PV technology proves unsuitable for widespread adoption at economically attractive rates of return or if demand for solar modules fails to develop sufficiently or takes longer to develop than we anticipate, Sequel Power may be unable to grow its business or generate sufficient net sales to sustain profitability. In addition, demand for solar modules in our targeted markets — including the United States, Latin America and the Middle East — may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of PV technology and demand for solar modules, including the following:

•
cost-effectiveness of the electricity generated by PV power systems compared to conventional energy sources and products, including conventional energy sources, such as natural gas and coal, and other non-solar renewable energy sources, such as wind;

•	availability, substance, and magnitude of government subsidies, incentives, and renewable portfolio standards to accelerate the development of the solar energy industry;

•	performance and reliability of PV systems and thin-film technology compared to conventional and other non-solar renewable energy sources and products;

•	success of other renewable energy generation technologies, such as hydroelectric, tidal, wind, geothermal, solar thermal, concentrated PV, and biomass;

•
fluctuations in economic and market conditions that affect the price of, and demand for, conventional and non-solar renewable energy sources, such as increases or decreases in the price of natural gas, coal, oil, and other fossil fuels; and

•	fluctuations in capital expenditures by end-users of solar modules, which tend to decrease when the economy slows and when interest rates increase.

We face intense competition from other companies producing solar energy and other renewable energy products.

The solar energy market is intensely competitive and rapidly evolving. The number of solar energy product manufacturers is rapidly increasing due to the growth of actual and forecast demand for solar energy products and the relatively low barriers to entry. If we fail to attract and retain customers in our target markets for our current and future development projects, we will be unable to increase our revenue and market share. Some of our competitors have established more prominent market positions, and if we fail to attract and retain customers and establish successful development projects in our target markets, we will be unable to increase our sales.

We may also face competition from new entrants to the solar energy market, including those that offer more advanced technological solutions or that have greater financial resources.  Solar development projects are often funded by solar cell or module manufacturers who have significantly greater financial resources and have the ability to finance pre-development, development and project activities, and are inherently more competitive than we are.  Furthermore, the entire solar energy industry also faces competition from conventional energy (for example a decline in base grid electricity prices), and non-solar renewable energy providers. Due to the relatively high manufacturing costs compared to most other energy sources, solar energy is generally not competitive without government incentive programs.

Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing because of their economies of scale and their ability to purchase raw materials at lower prices. As a result, those competitors may have stronger bargaining power with their suppliers and may have an advantage over us in negotiating favorable pricing, as well as securing supplies in times of shortages. Many of our competitors also have greater brand name recognition, more established distribution networks, balance of system capabilities, and larger customer bases. In addition, many of our competitors have well-established relationships with our current and potential developers and have extensive knowledge of our target markets. As a result, they may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.

Developing solar power projects may require significant upfront investment prior to the signing of a power purchase agreement or an EPC contract, which could adversely affect our business and results of operations.

Solar power project development cycles, which span the time between the identification of land and the commercial operation of a PV power plant project, vary substantially and can take many months or years to mature. As a result of these long project cycles, we may need to make significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable) in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Our potential inability to enter into sales contracts with potential customers after making such upfront investments could adversely affect our business and results of operations.

Our liquidity may be adversely affected to the extent the project sale market weakens and we are unable to sell our solar projects on pricing, terms and timing commercially acceptable to us.

We are exposed to risks associated with the ongoing financial crisis and weakening global economy.

The recent severe tightening of the credit markets, turmoil in the financial markets and weakening global economy are contributing to slowdowns in the industries in which we operate, which slowdowns are expected to worsen if these economic conditions are prolonged or deteriorate further.  The markets for international photovoltaic projects depend largely on government spending.  Economic uncertainty and government debt levels exacerbates negative trends in credit availability for these projects and may cause our customers to push out, cancel or refrain from placing project orders, which may reduce our revenue.  Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing.  These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays for our products.  Further, these conditions and the uncertainty about future economic conditions make it challenging for us to forecast operating results, make business decisions and identify the risks that may affect our business, financial condition and results of operations.  If we are not able to timely and appropriately adapt to changes resulting from the difficult economic environment, our business, financial condition or results of operations will be materially and adversely affected.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our headquarters, encompassing our executive offices and storage areas in leased facilities in Petaluma, California.  We have a primary lease for office space, consisting of 2,187 square feet, which expires in August of 2012.  We rent storage/workspace areas on a monthly basis.  Previously we had a primary lease which encompassed our executive office, manufacturing, engineering and research and development operations, in one leased 39,717 square foot facility in Petaluma, California.  Our primary lease expired in September 2010, and we did not extend it further.  We own all of the equipment used in our facilities.  Such equipment consists primarily of computer related assets.

We had office space in a leased 13,300 square foot facility in San Jose, California.  As of February 2010, we no longer lease or rent space in this facility.

We leased sales, service and process support space in Maisach, Germany until January 2010.  Thereafter, we rented space on a monthly basis, but discontinued use of this space at the end of March 2010.

We also had a lease for research and development space in a facility in Annecy, France.  This facility was taken over by SPTS as part of the asset sale of Tegal’s DRIE etch business.

Item 3.  Legal Proceedings

As of March 31, 2011, we had no pending material legal proceedings.  From time to time, we are involved in legal proceedings in the normal course of business and do not expect them to have a material adverse effect on our business.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the NASDAQ Capital Market under the symbol TGAL or TGALD. The following table sets forth the range of high and low sales prices for our common stock for each quarter during the prior two fiscal years.

	High	Low
FISCAL YEAR 2010
First Quarter	$8.40	$4.90
Second Quarter	8.05	5.50
Third Quarter	8.75	5.15
Fourth Quarter	7.30	5.50

FISCAL YEAR 2011
First Quarter	$6.50	$3.70
Second Quarter	4.00	1.80
Third Quarter	3.00	2.05
Fourth Quarter	4.75	2.55

The approximate number of holders on record of our common stock as of March 31, 2011 was 247. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options and restricted stock awards, and the number of securities remaining available for future issuance under all of our equity compensation plans, at March 31, 2011:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)

	(a)	(b)	(c)
Equity compensation Plans approved by security holders:

1998 Equity Participation Plan	27,213	29.23	6,166

2007 Equity Participation Plan	246,272	14.97	213,728

Directors Stock Option Plan	20,815	43.32	-

Total	294,300	18.29	219,894

	Year Ended March 31,
	2011	2010
Number of securities to be issued upon exercise of outstanding warrants	25,896	315,607
Weighted-average exercise price of outstanding warrants	$31.50	$58.54

The shares amounts and share prices reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

Item 6.  Selected Financial Data

	Year Ended March 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statements of Operations Data:

Revenue	$16	$-	$-	$-	$-

Gross profit (loss)	16	-	-	-	-

Operating (loss) income	(1,709)	(2,190)	(2,266)	(1,733)	(6,439)

Discontinued operations and asset sale loss	(1,421)	(16,279)	(5,636)	19,837	(6,774)
Income tax expense (benefit)	-	-	-	-	-

Net (loss) income	(3,130)	(18,469)	(7,902)	18,104	(13,213)
Net (loss) income per share - continuing operations:
Basic	$(1.01)	$(1.30)	$(1.44)	$(1.21)	$(4.56)
Diluted	$(1.01)	$(1.30)	$(1.44)	$(1.19)	$(4.56)
Net (loss) income per share - discontinued operations:
Basic	$(0.84)	$(9.66)	$(3.59)	$13.85	$(4.79)
Diluted	$(0.84)	$(9.66)	$(3.59)	$13.61	$(4.79)
Net (loss) income per share: (1)
Basic	$(1.85)	$(10.96)	$(5.03)	$12.64	$(9.35)
Diluted	$(1.85)	$(10.96)	$(5.03)	$12.42	$(9.35)

Weighted average shares used in per share computation:
Basic	1,689	1,685	1,572	1,432	1,413
Diluted	1,689	1,685	1,572	1,458	1,413

	March 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,575	$7,298	$12,491	$19,271	$25,776
Working capital	7,252	9,859	25,811	30,724	11,729
Total assets	11,201	16,303	34,337	40,079	41,656

Debt obligations (excluding capital leases, and litigation suspense, convertible debentures)	-	-	-	-	13

Stockholders’ equity	9,409	11,937	30,031	32,930	14,417

(1) See Note 4 of our Consolidated Financial Statements for an explanation of the computation of earnings per share.

The weighted average number of shares and the (loss) income per share reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are in thousands unless specified otherwise.

Company Overview

Until February 9, 2011, Tegal Corporation, a Delaware corporation (“Tegal” or the “Company”), designed, manufactured, marketed and serviced specialized plasma etch systems used primarily in the production of micro-electrical mechanical systems (“MEMS”) devices, such as sensors, accelerometers and power devices.  The Company’s Deep Reactive Ion Etch (“DRIE”) systems were also employed in certain sophisticated manufacturing techniques involving 3-D interconnect structures formed by intricate silicon etching, also known as Deep Silicon Etch (“DSE”) for so-called Through Silicon Vias (“TSVs”). For most of the fiscal year, Tegal also sold systems for the etching and deposition of materials found in other devices, such as integrated circuits (“ICs”) and optoelectronic devices found in products like smart phones, networking gear, solid-state lighting, and digital imaging.

Beginning in the fiscal third quarter of 2009, following the acquisition of the DRIE product lines from AMMS, we experienced a sharp decline in revenues related to our legacy etch and PVD products resulting from the collapse of the semiconductor capital equipment market and the global financial crisis.  The management and the Board of Directors of the Company considered several alternatives for dealing with this decline in revenues, including the sale of assets which the Company could no longer support.  On March 19, 2010, we and our wholly owned subsidiary, SFI, sold inventory, equipment, intellectual property and other assets related to our legacy etch and PVD products to OEM Group Inc. (“OEM Group”), a company  based in Phoenix, Arizona that specializes in “life cycle management” of legacy product lines for several semiconductor equipment companies.  The sale included the product lines and associated spare parts and service business of our 900 and 6500 series plasma etch systems, along with the Endeavor and AMS PVD systems from SFI.  In connection with the sale of the assets, OEM Group assumed our warranty liabilities for recently sold legacy etch and PVD systems.

We retained the DRIE products which we had acquired from AMMS, along with our Compact(TM) cluster platform and the NLD technology that we had developed over the past several years.  However, the DRIE products and a small amount of associated spares and service revenue represented our sole source of revenue.  Since the DRIE markets were also seriously impacted by the downturn in the semiconductor markets and the lack of available capital for new product development globally, it was not clear that DRIE sales alone would be enough to support the Company, even with significant reductions in operating expenses.  As a result, we continued to operate with a focus on DRIE and at the same time sought a strategic partner for our remaining business.  We also continued to evaluate various other alternative strategies, including sale of its DRIE products, Compact(TM) platform and NLD technology, the transition to a new business model, or our voluntary liquidation.

Going into fiscal 2011, we continued operations of the Company with the DRIE product lines acquired from AMMS as our main business. Due to limited resources, we discontinued our development efforts in NLD at the end of fiscal 2010, and began offering these assets for sale to third-parties.  In connection with our DRIE operations, we continued to operate our Tegal France subsidiary, which was engaged in several Joint Development Projects which were partially supported by customers and the government of France.  Tegal France was also the center for the majority of our product and process development efforts and engineering activities related to the improvement of our DRIE product lines.  At the same time, we began the process of closing and/or liquidating all of our other wholly-owned subsidiary companies, including SFI and Tegal GmbH, along with branches in Taiwan, Korea and Italy.

The sale of DRIE systems and the small amount of associated spares and service revenue represented the sole source of the Company’s revenue in fiscal 2011.  For all of fiscal 2010, DRIE sales represented approximately 47% of our total revenues.  Since the DRIE markets were also seriously impacted by the downturn in the semiconductor markets and the lack of available capital for new product development globally, DRIE sales alone were not enough to continue supporting the Company, even with significant reductions in our operating expenses resulting from the sale of the legacy etch and PVD business, as well as of the implementation of further cost containment measures.  Accordingly, while we focused our efforts on the operation of the DRIE business in the first half of fiscal 2011, we continued to seek and evaluate strategic alternatives, which included a continued operation of the Company as a stand-alone business with a different business plan, a merger with or into another company, a sale of all or substantially all of our remaining assets, and the liquidation or dissolution of the Company, including through a voluntary dissolution or a bankruptcy proceeding.

On January 14, 2011 the Company, se2quel Partners and Sequel Power entered into a Formation and Contribution Agreement. The Company contributed $2 million in cash to Sequel Power in exchange for an approximate 25% ownership interest in Sequel Power.  Sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.

Following our investment in Sequel Power, and as a result of our continuing efforts to reduce our operating losses, on February 9, 2011, the Company and SPTS entered into an Asset Purchase Agreement.  That agreement included the sale of all of the shares of Tegal France, SAS, the Company’s wholly-owned subsidiary and product lines and certain equipment, intellectual property and other assets relating to the DRIE Etch plasma etch systems and certain related technology.

For the past several years Tegal has been in a process of consolidation and transition, driven by the financial crisis and downturn in the semiconductor and MEMS producing sectors, and worsened by our relatively weak strategic and financial position in those sectors.  Our main objective has been to preserve as much value for stockholders as possible as we transitioned to a business model that avoided the high fixed costs of capital equipment and retained our capabilities to attract and exploit emerging technologies related to the semiconductor and MEMS sectors.  We successfully sold the majority of our operating assets to companies that are much better positioned to benefit from those technologies and we have invested in one opportunity in a high-growth sector related to semiconductors – photo voltaic (PV) based solar.  The Sequel Power model for large scale PV-based solar projects is unique in the industry and has won significant acclaim from governments, industrial companies and industry advocates for its innovation and prospect for success.  By forming this new company, we expect to capitalize on this opportunity in what we believe to be the most effective way possible for the benefit of our stockholders, utilizing Tegal’s capital equipment know-how, a portion of our cash and potentially the tax benefits of our NOL’s.  We intend to engage in supporting the activities of Sequel Power through our direct efforts and through related operations and investments we may make in the future.  In addition, Tegal is actively evaluating opportunities for partnerships with other diversified technology-based companies in order to exploit our shared experience and to enhance our value as a public company.

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

We believe the following critical accounting policies are the most significant to the presentation of our consolidated financial statements:

Revenue Recognition

Until February 9, 2011, each sale of our equipment was evaluated on an individual basis in regard to revenue recognition.  We had integrated in our evaluation the related interpretative guidance included in Topic 13 of the codification of staff accounting bulletins, and recognize the role of the consensus on Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF Issue 00-21”) (Topic 605).  We first referred to EITF Issue 00-21 in order to determine if there is more than one unit of accounting and then we referred to Staff Accounting Bulletin (“SAB”) 104  (Topic 605) for revenue recognition topics for the unit of accounting. We recognized revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectability is reasonably assured.

For products produced according to our published specifications, where no installation was required or installation was deemed perfunctory and no substantive customer acceptance provisions existed, revenue was recognized when title passed to the customer, generally upon shipment. Installation was not deemed to be essential to the functionality of the equipment since installation did  not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections.  In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% of the sales value of the related equipment.

Prior to February 9, 2011, for products produced according to a particular customer’s specifications, revenue was recognized when the product had been tested and it had been demonstrated that it met the customer’s specifications and title passed to the customer.  The amount of revenue recorded was reduced by the amount (generally 10%), which was not payable by the customer until installation was completed and final customer acceptance was achieved.

Prior to February 9, 2011, for new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance could not be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue was recognized upon completion of installation and receipt of final customer acceptance.  Since title to goods generally passed to the customer upon shipment and 90% of the contract amount became payable at that time, inventory was relieved and accounts receivable were recorded for the entire contract amount.  The Company relieved the entire amount from inventory at the time of sale, and the related deferred revenue liability was recognized upon installation and customer acceptance.  The revenue on these transactions was deferred and recorded as deferred revenue.  We reserved for warranty costs at the time the related revenue was recognized.  As of March 31, 2011 and 2010 deferred revenue related to systems was $130 and $157, respectively.

Revenue related to sales of spare parts was recognized upon shipment.  Revenue related to maintenance and service contracts was recognized ratably over the duration of the contracts.  Unearned maintenance and service revenue was included in deferred revenue.  For both fiscal years ending in March 31, 2011 and 2010 the Company had $0 deferred revenue related to service contracts.   The Company did recognize deferred revenue of $85 related to DRIE in fiscal year 2010 for R&D services performed by Tegal France, which was paid prior to the conclusion of the project in a joint development arrangement.

The Company’s return policy applied to spare parts and components only.  A right of return did not exist for systems. Customers were allowed to return spare parts if they were defective upon receipt. The potential returns were offset against gross revenue on a monthly basis.  Management reviewed outstanding requests for returns on a quarterly basis to determine that the reserves were adequate.

All revenue has been reclassified to discontinued operations.

Accounts and Notes Receivable – Allowance for Sales Returns and Doubtful Accounts

The Company maintained an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required.  As of March 31, 2011 two customers accounted for approximately 98% of the accounts receivable balance.  As of March 31, 2010 three customers accounted for approximately 40% of the accounts receivable balance.

Notes receivable for fiscal years ending March 31, 2011 and 2010, respectively consisted of the outstanding payments owed by OEM Group in connection with the sale of legacy assets.

Inventories

Until February 9, 2011, inventories were stated at the lower of cost or market.  Cost was computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs.  Prior to issuing a going-concern announcement, inventory values were reduced by provisions for excess and obsolescence, and the Company estimated the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions, and established a provision for related inventories in excess of production demand.  Any excess and obsolete provision was only released if and when the related inventory was sold or scrapped.

SFAS No. 144 (Topic 360) requires an entity to review its asset valuation whenever there are changes in circumstances indicating the carrying amounts of such assets may not be recoverable.  In connection with the valuation testing mandated by SFAS No. 144 (Topic 360), and with the evaluation of strategic alternatives available to the Company, we determined that a review our inventory levels was also necessary.  In the fiscal quarter ended December 31, 2009 we concluded that the likelihood of selling the Company as a going concern would be negligible.  We recognized that we had a collection of products and associated assets (such as inventory and Intellectual Property) that were in different stages of their product life cycles.  While our gross margins on the sale of our legacy etch and PVD systems and spare parts was positive year over year, we recognized that these products would achieve higher and more sustainable margins within a business model that was more compatible with end-of-life-cycle products (i.e.: lower overhead and less focus on new product development).  In addition, based on our discussions to date with third parties regarding these products, we concluded that the market value of our products and the associated inventories was much less than our carrying values in the then-current economic environment.  As a result, we took an inventory provision at December 31, 2009 of $7,828.  This provision included the NLD and Compact related inventory.  In the fourth quarter of our fiscal year 2010, we sold those products and related assets (not including NLD and Compact) to OEM Group for $2 million payable over 12 months, plus a contingent payment of up to $1 million based on specified booking levels of legacy etch and PVD products during the period ending March 31, 2011.

As of March 31, 2010, the Company took an inventory provision of $944 related specifically to one of the remaining product lines, the DRIE product line inventory.  This was also based on discussions with other parties regarding the value of these products in the current economic environment.   In the fourth quarter of our fiscal year 2011, we sold these products and related assets (not including NLD) to SPTS for $2 million.

As a result of the sale of DRIE related assets to SPTS, the Company wrote off the value of the NLD hardware inventory.  The value of the NLD hardware inventory during fiscal year 2011 was $398.  This amount was included in the loss from discontinued operations.  While the Company currently recognizes a zero value for the NLD inventory, it believes the related patents will likely realize a different valuation for potential buyers who implement these assets into a different business structure.  The NLD patent portfolio provides a unique, exploitable, and defendable intellectual property position in thin film deposition technology combining unique aspects of pulsed chemical vapor deposition (PCVD) and atomic layer deposition (ALD) technologies.

The Company periodically analyzed any systems that were in finished goods inventory to determine if they were suitable for current customer requirements.  At the present time, the Company’s policy is that, if after approximately 18 months, it determines that a sale will not take place within the next 12 months and the system would be useable for customer demonstrations or training, it is transferred to fixed assets.  Otherwise, it is expensed.

The carrying value of systems used for demonstrations or training was determined by assessing the cost of the components that were suitable for sale.  Any parts that have been rendered unsellable as a result of such use were removed from the system and were not included in finished goods inventory. The remaining saleable parts were valued at the lower of cost or market, representing the system’s net realizable value.   The depreciation period for systems that were transferred to fixed assets was determined based on the age of the system and its remaining useful life (typically five to eight years).

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. During the quarter ended March 31, 2010, we reviewed our long-lived assets for indicators of impairment in accordance with SFAS No. 144, (Topic 360) Based on reduced estimates of future revenues and future negative cash flow, we identified a potential indicator of impairment.  The Company recorded an impairment charge, related to intangibles, of $1,064 for the fiscal year ended 2010.  No impairment charges for intangible assets were recorded for the fiscal year ended 2011 since all of the Company’s remaining intangible assets were included in the asset sale of the DRIE product line to SPTS.   As the Company’s NLD patents and intellectual property were all internally developed (except for those acquired in connection with the Simplus acquisition, which were subsequently written-off) the value of the Company’s NLD technology has no recorded value.

For the fiscal year ended March 31, 2010, the Company recorded a $1,064 impairment charge for intangible assets.  The Company wrote down the value of the DRIE related patents by $1,064 to reflect the expected realizable value of those assets, based on then-current economic conditions.  The Company also wrote off the net book value of patents related to the assets included in the sale to OEM Group, in the amount of $54.   The $54 accelerated depreciation write-off was included in the net loss on the sale to OEM Group.

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

Warranty Obligations

We provided for the estimated cost of our product warranties at the time revenue was recognized. Our warranty obligation was affected by product failure rates, material usage rates and the efficiency by which the product failure was corrected.  The warranty reserve was based on historical cost data related to warranty.  Should actual product failure rates, material usage rates and labor efficiencies have differed from our estimates, revisions to the estimated warranty liability would have been required.  Actual warranty expense was typically low in the period immediately following installation.  As of fiscal 2011, the Company had no warranty liabilities as these liabilities were included in the consideration for the DRIE and associated asset sale to SPTS on February 9, 2011.

Pension Obligations

Going into 2011, the Company began the process of closing and/or liquidating all of our wholly-owned subsidiary companies, not already sold, including Tegal Germany.  The subsidiaries are now included in discontinued operations.  The Company has recognized an ongoing liability for pensions related to the Tegal Germany subsidiary.  However, in fiscal year 2011, the Company recognized an additional liability for the independent third-party administration of the pension program once this subsidiary is closed.

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future taxable income, we have fully reserved our deferred tax assets as of March 31, 2011 and 2010. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R) (Topic 718) using the modified prospective transition method. Under that transition method, we recognized compensation expense of $1,803 for the fiscal year 2007, and $1,022 the fiscal year 2008, which included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R (Topic 718). For the fiscal year 2010, we recognized $654 in compensation expense.  Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R (Topic 718), we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006.  Results in prior periods have not been restated.

Accounting for Freight Charged to Customers

Spares and systems were typically shipped “freight collect,” therefore no shipping revenue or cost was associated with the sale.  When freight was charged, the amount charged to customers was booked to revenue and freight costs incurred were offset in the cost of revenue accounts pursuant to Financial Accounting Standards Board’s (“FASB”) EITF 00-10 (Topic 603).

Results of Operations

The following table sets forth certain financial items for the years indicated:

	Year Ended March 31,
	2011	2010

Revenue - related party	$16	$-
Cost of revenue	--	--
Gross profit	16	--
Operating expenses:
General and administrative expenses	1,883	2,329
Total operating expenses	1,883	2,329
Operating loss	(1,867)	(2,329)
Equity in (earnings) loss of unconsolidated affiliate	179	--
Other (income) expense, net	(337)	(139)
Loss before income tax expense (benefit)	(1,709)	(2,190)
Income tax (benefit) expense	--	--
Net loss from continuing operations	(1,709)	(2,190)
Gain (loss) on asset disposition	506	(1,373)
Loss from discontinued operations, net of taxes	(1,927)	(14,906)

Net loss	$(3,130)	$(18,469)

Net (loss) income per share from continuing operations:
Basic	$(1.01)	$(1.30)
Diluted	$(1.01)	$(1.30)

Net (loss) income per share from asset disposition and discontinued operations:
Basic	$(0.84)	$(9.66)
Diluted	$(0.84)	$(9.66)

Net (loss) income per share:
Basic	$(1.85)	$(10.96)
Diluted	$(1.85)	$(10.96)

Weighted average shares used in per share computation:
Basic	1,689	1,685
Diluted	1,689	1,685

The weighted average number of shares and the (loss) income per share reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

Years Ended March 31, 2011 and 2010

Revenue

Prior to February 9, 2011, our revenue was derived from sales of new and refurbished systems, spare parts and non-warranty service. Revenue decreased 46.4% in fiscal 2011 from fiscal 2010 (to $6,645 from $12,398).  The revenue decrease was due principally to the sale of the legacy etch and PVD product lines to OEM Group and from a decline in the number and mix of DRIE systems sold resulting from the global economic recession.

In fiscal 2011, prior to February 9, 2011, all revenue was generated from the DRIE business and a small amount of associated spares and service.  At the present time, our sole potential source of revenue is from the project activities of Sequel Power.  In fiscal 2011, Sequel Power generated no revenues for the Company.  Approximately $6,517, or 53%, of total sales revenue in fiscal 2010 was generated from the legacy Etch and PVD business that we sold to OEM Group on March 19, 2010.  For fiscal year 2010, DRIE sales represented approximately 47% of our total revenues.

International sales accounted for approximately 91% and 58%, of total revenue in fiscal 2011 and 2010, respectively. We expect that international sales will continue to account for a significant portion of any future revenue, since Sequel Power’s development projects are located in several countries outside the United States.

All DRIE related revenues and product costs are captured in Discontinued Operations in our Income Statement.

Gross (Loss) Profit

Our gross profit as a percentage of revenue (gross margin) increased to 19.1% in fiscal 2011 compared to (27.0%) in fiscal 2010.  The increase in the gross margin in fiscal 2011 compared to 2010 was primarily due to the lack of an inventory write-down in fiscal 2011.  We took a $8,772 inventory write down in 2010.  The gross profit of 19.1% in fiscal 2011 was generated from the specific number and mix of systems sold that year.

Prior to February 9, 2011, our gross profit as a percentage of revenue was affected by a variety of factors, including the mix and average selling prices of systems sold and the costs to manufacture, service and support new product introductions and enhancements.  Gross margins for our DRIE systems were generally lower than we had experienced in the past from the sale of our legacy etch and PVD products, which were sold to OEM Group in March 2010.  The principal reasons for the lower margins are: (i) price pressure resulting from customers’ historic expectations for such equipment for MEMS productions versus semiconductor production; (ii) extreme competition from competitors seeking to gain market share; and (iii) our then-current manufacturing model, which included substantial outsourcing of system assembly and final testing, along with our maintaining an independent manufacturing capacity.

 At the present time we are engaged primarily in supporting the activities of Sequel Power through our direct efforts and through related operations and investments we may make in the future.  In addition, we are actively evaluating opportunities for partnerships, mergers or acquisitions with other diversified technology-based companies in order to exploit our shared experience and to enhance our value as a public company.

During the fiscal year ended March 31, 2011, we recorded a severance charge of approximately $474 related to staff reductions of 30 employees, of which approximately $116 was classified as engineering and research and development, $174 as sales and marketing, $47 as general and administration, and $137 as cost of sales.  We had no outstanding severance liability as of March 31, 2011.   The entire amount of severance expense has been reclassified to discontinued operations.

During fiscal 2010, we recorded a severance charge of approximately $466 related to staff reductions of 20 employees, of which approximately $110 was classified as research and development, $308 as sales and marketing, $7 as general and administrative, and $41 as cost of sales.  We had an outstanding severance liability of approximately $59 as of March 31, 2010.  The entire amount of severance expense has been reclassified to discontinued operations.

Research and Development

Our research and development expenses consisted primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts.  As a result of the sale of the Company’s DRIE related assets, and in accordance with generally accepted accounting principles, the DRIE business operation, including related research and development expenses, have been reclassified to discontinued operations.   At the time of the sale, all the Company’s research and development expenses were related to the DRIE operations.

As of March 31, 2011, we had 1 full-time employee that had been formerly dedicated to equipment design engineering, process support and research and development. This employee is currently responsible for managing the activities related to our possible sale of the NLD intellectual property and is our key technologist involved in analyzing and evaluating various opportunities that we are reviewing that either support our investment in Sequel Power or represent merger or acquisition opportunities in other diversified technologies.

Research and development expenses for fiscal 2011 and 2010 were $2,794 and $7,700, respectively. Such expenditures were primarily used for the development of new processes, continued enhancement and customization of existing systems, processing customer samples in our demonstration labs and providing process engineering support at customer sites.  The primary cause of the decrease in research and development expenses in fiscal 2011 was due to the reduction in force and sale of the DRIE assets which included the transfer of the Tegal France research and development center.

Sales and Marketing

Our sales and marketing expenses consisted primarily of salaries, commissions, trade show promotion and advertising expenses.  Expenses decreased to $674 in fiscal 2011 from $2,444 in fiscal 2010.  The decrease in spending was due primarily to the reduction in force as a result of the sale of the DRIE and related assets on February 9, 2011.  As a result of the sale of the Company’s DRIE related assets, and in accordance with generally accepted accounting principles, the DRIE business operation, including related sales and marketing expenses, have been reclassified to discontinued operations.  At the time of the sale, all the Company’s sales and marketing expenses were related to the DRIE operations.

General and Administrative

Our general and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relation’s activities. General and administrative costs decreased to $3,880 in fiscal 2011 from $4,241 in fiscal 2010 primarily due to the decrease in payroll costs and reduced stock-based compensation expense.  As a result of the sale of the Company’s DRIE related assets, and in accordance with generally accepted accounting principles, the DRIE business operation, including related general and administrative expenses, have been reclassified to discontinued operations.  At the time of the sale, approximately 50% of the Company’s general and administrative expenses were related to the DRIE operations.

Other Income (Expense), Net

In fiscal 2011, other income (expense), net consisted of the equity in the loss from the Sequel investment.  The loss on the Sequel investment included $45 of amortization expense related to the difference between the net book value of Sequel’s assets and the cost of the investment.  Other income (expense) also includes any adjustments due to the change in fair value of the common stock warrant liability pursuant to EITF 07-05.

Discontinued Operations

In fiscal 2011, discontinued operations included $377 in tax refunds and $662 in reimbursements received from the French government for R&D projects being performed at our Tegal France subsidiary, gains and losses on foreign exchange and interest income on money market accounts, as well as the reclassification of net expenses associated with our exit from our historical core operations.  In fiscal 2010, discontinued operations included the loss on the sale of assets to OEM of $1,373, as well as the reclassification of net expenses associated with our exit from our core business operations, which in the prior year included both the legacy product lines and the DRIE product line.

Income Taxes

In fiscal 2011 our effective tax rate was 0%.

In fiscal 2010 our effective tax rate was 0%.

All deferred tax assets have been fully reserved.

Liquidity and Capital Resources

In fiscal years 2011 and 2010 we financed our operations through the use of existing cash balances.  The primary significant changes in our cash flow statement for fiscal 2011 were in accounts receivable, asset disposition, inventories, notes receivable, accounts payable and prepaid expenses and depreciation and amortization expense.  The overall decrease in the Company’s revenue performance and the subsequent sale of the DRIE and related assets to SPTS was the primary source of these changes.

In fiscal year 2011, accounts receivable decreased $2,969 due to the decreased number of systems sold.  As a result of the DRIE and related asset sale in fiscal year 2011, inventories decreased $1,221 and intangible assets decreased by $1,230.   As a result of reduced operations and the sale to SPTS of DRIE and related assets, accrued expenses and other current liabilities decreased by $976. Notes receivable decreased $569 as a result of payments made by OEM Group for the legacy etch and PVD assets sold to it in fiscal 2010.  OEM owes the Company a contingent payment resulting from the terms of the sale in the amount of $440, which will be paid in installments during the second and third quarters of fiscal 2012. Prepaid expenses and other assets also decreased by $1,088 as a result of accrued reimbursement payments received for R&D expense from the French government as well as decreases resulting from the Company’s reduced operations.  In fiscal year 2010, inventories decreased $13,259 due primarily to the inventory provision recorded in fiscal quarter ended December 31, 2009 of $7,828 related to the legacy Etch and PVD inventories, which were subsequently sold to OEM Group.  Notes receivable increased $1,347 due to the outstanding balance due on the asset sale to OEM Group.  The depreciation, amortization and intangible asset impairment charge increased primarily due to the change in realizable market value of the DRIE fixed assets and DRIE-related fixed and intangible assets.

Net cash used in operations in fiscal 2011 was $74.  Net cash used in operations in fiscal 2010 was $4,887, primarily due to the decrease in inventory.

Net cash generated (used in) investing activities totaled ($585) and $579, in fiscal years 2011 and 2010, respectively. Cash used was primarily for capital expenditures in all three years principally for demonstration equipment, leasehold improvements and to acquire design tools, analytical equipment and computers.  Fiscal 2011 also included net cash of $2,000 used for the investment in Sequel Power and net cash generated from the sale of the DRIE related assets to SPTS.

Notes receivable consists of the outstanding payments owed by OEM Group in connection with the sale of legacy etch and PVD assets.

There was a $0 balance at the end of each fiscal year 2011 and 2010 for notes payable.

Our consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred net losses of ($3,130) and ($18,469), for fiscal years 2011 and 2010, respectively. Cash flows used in operations were ($74) and ($4,887), for fiscal years 2011 and 2010, respectively. We believe that our outstanding cash balances, combined with continued cost containment are adequate to fund operations through fiscal year 2012.

The following summarizes our contractual obligations at March 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable capital lease obligations	$-	$-	$-	$-	$-

Non-cancelable operating lease obligations	107	55	52	-	-

Total contractual cash obligations	$107	$55	$52	$-	$-

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

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

     In June 2008, FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF Issue 07-05”) (Topic 815) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133 (Topic 815), Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments are potentially indexed to an entity’s own common stock.  EITF Issue No. 07-05 (Topic 815) became effective for fiscal years beginning after December 15, 2008.  The Company adopted EITF 07-05 (Topic 815) as of April 1, 2009.  As a result, warrants to purchase 285,454 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $30.00-$495.00 and expire between February 2010 and September 2013. As such, effective April 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue between February 2000 and January 2006.  On April 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $346 to beginning accumulated deficit and $502 to common stock warrant liability to recognize the fair value of such warrants on such date.  As of March 31, 2010, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions, risk-free interest rate of 2.55%, expected life of 1.06 years, an expected volatility factor of 74.2% and a dividend yield of 0.0%.  Adoption of this standard had a material non-cash impact on the Company’s consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).   The effective date for the new disclosures and clarifications is for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements, which is effective for fiscal years beginning after December 15, 2010.   Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, which amends the Subsequent Events Topic of the Accounting Standards Codification (ASC) to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements, financial condition or liquidity.

In July 2010, the FASB adopted an update regarding disclosures about the credit quality of financing receivables and the allowance for credit losses.  The enhanced disclosures are designed to assist financial statement users in assessing an entity’s credit risk exposure and in evaluating the adequacy of an entity’s allowance for credit losses.  Entities will be required to provide enhanced disclosures regarding (i) the nature of the credit risk inherent in the receivable, (ii) how the entity analyzes and assesses credit risk to estimate the allowance for credit losses and (iii) changes in both the receivable and the allowance for credit losses and the reasons for those changes.  This update did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued authoritative guidance which modifies the requirements of Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years beginning after December 15, 2010, and we anticipate that it will not have a material impact on our consolidated financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Market Risk Disclosure

Foreign Exchange Risk

With the sale of the DRIE related assets and the closure of the Tegal France subsidiary, our exposure to foreign currency fluctuations has been mostly eliminated.  Prior to the sale of the Company’s operating assets, our exposure to foreign currency fluctuations was primarily related to inventories held in Europe, which are denominated in the Euro. Changes in the exchange rate between the Euro and the U.S. dollar could adversely affect our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products and services continue to be sold into international markets. For the fiscal year, fluctuations of the U.S. dollar in relation to the Euro were immaterial to our financial statements.  These fluctuations primarily affect cost of goods sold as it relates to varying levels of inventory held in Europe and denominated in the Euro.  The inventory held in Europe was significantly reduced due to the sale of legacy inventories to OEM Group in fiscal 2010.  The inventory held in Europe was reduced to zero as of March 31, 2011, as a result of the sale to SPTS.

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

We have audited the accompanying consolidated balance sheets of Tegal Corporation and its subsidiaries (“the Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tegal Corporation and its subsidiaries as of March 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Burr Pilger Mayer, Inc.
San Francisco, California
June 29, 2011

TEGAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$7,575	$7,298
Restricted cash	200	--
Prepaid expenses and other current assets	139	64
Other assets of discontinued operations	1,129	6,465
Assets held for sale - discontinued operations	--	398
Total current assets	9,043	14,225
Property and equipment, net	112	234
Investment in unconsolidated affiliate	2,046	--
Long term assets of discontinued operations	--	1,844
Total assets	$11,201	$16,303
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$262	$41
Common stock warrant liability	26	363
Accrued expenses and other current liabilities	94	95
Liabilities of discontinued operations	1,410	3,867
Total current liabilities	1,792	4,366

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 50,000,000 shares authorized; 1,688,943 and 1,687,623 shares issued and outstanding at March 31, 2011 and March 31, 2010, respectively.	17	17
Additional paid-in capital	128,977	128,357
Accumulated other comprehensive loss	(167)	(149)
Accumulated deficit	(119,418)	(116,288)
Total stockholders’ equity	9,409	11,937
Total liabilities and stockholders’ equity	$11,201	$16,303

The number of shares issued and outstanding reflects a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended March 31,
	2011	2010

Revenue - related party	$16	$-
Cost of revenue	--	--
Gross profit	16	--
Operating expenses:
General and administrative expenses	1,883	2,329
Total operating expenses	1,883	2,329
Operating loss	(1,867)	(2,329)
Equity in (earnings) loss of unconsolidated affiliate	179	--
Other (income) expense, net	(337)	(139)
Loss before income tax expense (benefit)	(1,709)	(2,190)
Income tax (benefit) expense	--	0
Net loss from continuing operations	(1,709)	(2,190)
Gain (loss) on asset disposition	506	(1,373)
Loss from discontinued operations, net of taxes	(1,927)	(14,906)

Net loss	$(3,130)	$(18,469)

Net (loss) income per share from continuing operations:
Basic	$(1.01)	$(1.30)
Diluted	$(1.01)	$(1.30)

Net (loss) income per share from discontinued operations:
Basic	$(0.84)	$(9.66)
Diluted	$(0.84)	$(9.66)

Net (loss) income per share:
Basic	$(1.85)	$(10.96)
Diluted	$(1.85)	$(10.96)

Weighted average shares used in per share computation:
Basic	1,689	1,685
Diluted	1,689	1,685

The weighted average number of shares and the (loss) income per share reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Accumulated		Total	Compre-
			Additional	Other	Accum-	Stock-	hensive
	Common Stock		Paid - in	Comprehensive	ulated	holder's	Income /
	Shares	Amount	Capital	Income (loss)	Deficit	Equity	Loss

Balances at March 31, 2009	1,682,537	17	128,551	(372)	(98,165)	30,031
Cumulative effect of reclassification of warants	-	-	(848)	-	346	(502)
Common stock issued stock purchase plans	1,253	-	9	-	-	9
Restricted stock units – vested	3,833	-	(28)	-	-	(28)
Stock compensation expense	-	-	673	-	-	673
Net loss	-	-	-	-	(18,469)	(18,469)	(18,469)
Cumulative translation adjustment	-	-	-	223	-	223	223
Total comprehensive loss	-	-	-	-	-	-	(18,246)
Balances at March 31, 2010	1,687,623	17	128,357	(149)	(116,288)	11,937
Cumulative effect of reclassification of warrants	-	-	-	-	-	-
Common stock issued stock purchase plans	396	-	1	-	-	1
Restricted stock units – vested	924	-	(6)	-	-	(6)
Stock compensation expense	-	-	395	-	-	395
Warrants issued for asset purchase	-	-	230	-	-	230
Net loss	-	-	-	-	(3,130)	(3,130)	(3,130)
Cumulative translation adjustment	-	-	-	(18)	-	(18)	(18)
Total comprehensive loss	-	-	-	-	-	-	(3,148)
Balances at March 31, 2011	1,688,943	17	128,977	(167)	(119,418)	9,409

The number of common stock shares reflects a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2011	2010
Cash flows from operating activities:
Net Loss	$(3,130)	$(18,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	389	645
Stock issued under stock purchase plan	1	9
Fair value adjustment of common stock warrants EITF 07-05 (Topic 815)	(337)	(139)
Depreciation and amortization - continuing operations	180	111
Depreciation and amortization - discontinued operations	449	4,106
Inventory impairment charge - assets held for sale	398	8,772
Intangible assets - discontinued operations	1,230	--
Loss on disposal of property and equipment - discontinued operations	37	29
Gain on asset disposition - OEM - discontinued operations	--	1,373
Gain on asset disposition - SPTS - discontinued operations	(506)	--
Changes in Continuing operating assets and liabilities:
Prepaid expenses and other current assets	84	(29)
Accounts payable	(196)	23
Accrued expenses and other current liabilities	(1)	99
Changes in Discontinued operations assets and liabilities:
Accounts receivables	2,969	(460)
Provision for doubtful accounts and sales returns allowances	(253)	119
Notes receivable for asset disposition	569	(1,820)
Prepaid expenses and other current assets	(1,172)	(841)
Inventories, net	823	2,010
Accounts payable	(149)	10
Accrued expenses and other current liabilities	(975)	(236)
Accrued product warranty	(372)	(328)
Deferred revenue	(112)	129
Net cash used in operating activities	(74)	(4,887)
Cash flows from investing activities:
Acquisition of property and equipment - continuing operations	(65)	--
Acquisition of property and equipment - discontinued operations	--	(829)
Net cash received on OEM asset disposition - discontinued operations	1,250	250
Net unrestricted cash received on SPTS asset disposition - discontinued operations	1,600	--
Net cash, restricted, received on SPTS asset disposition - discontinued operations	(200)	--
Purchase of interest of unconsolidated affiliate	(2,000)	--
Net cash provided by (used in) investing activities:	585	(579)
Cash flows from financing activities:
Net cash used in financing activities	--	--
Effect of exchange rates on cash and cash equivalents	(234)	273
Net increase (decrease) in cash and cash equivalents	277	(5,193)
Cash and cash equivalents at beginning of period	7,298	12,491
Cash and cash equivalents at end of period	$7,575	$7,298

Supplemental disclosure of non-cash activities:
Warrants issued in purchase of interest in consolidated affiliate	$230	$--
Transfer of demo lab equipment between inventory (USA) and fixed assets (France)	$--	$1,473
Reclassification of common stock warrant liability upon adoption of EITF 07-05 (Topic 815)	$--	$848
Intangible asset impairment charge - included in research and development expense	$--	$1,064
Fixed asset impairment charge - included in research and development expense	$--	$1,558

See accompanying notes to Consolidated Financial Statements.

TEGAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per
share data, unless otherwise noted)

Note 1.  Description of Business and Summary of Significant Accounting Policies

The Company

Until February 9, 2011, Tegal Corporation, a Delaware corporation (“Tegal” or the “Company”), designed, manufactured, marketed and serviced specialized plasma etch systems used primarily in the production of micro-electrical mechanical systems (“MEMS”) devices, such as sensors, accelerometers and power devices.  The Company’s Deep Reactive Ion Etch (“DRIE”) systems were also employed in certain sophisticated manufacturing techniques involving 3-D interconnect structures formed by intricate silicon etching, also known as Deep Silicon Etch (“DSE”) for so-called Through Silicon Vias (“TSVs”). For most of the fiscal year, Tegal also sold systems for the etching and deposition of materials found in other devices, such as integrated circuits (“ICs”) and optoelectronic devices found in products like smart phones, networking gear, solid-state lighting, and digital imaging.

The Company was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Our predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. We completed our initial public offering in October 1995.

On August 30, 2002, we acquired all of the outstanding common stock of Sputtered Films, Incorporated (“SFI”), a privately held California corporation.  SFI was a leader in the design, manufacture and service of high performance physical vapor deposition (“PVD”) systems for particular applications in the semiconductor and semiconductor packaging industry.  SFI was founded in 1967 with the development of its core technology, the S-Gun.  All of the assets and intellectual property of SFI were sold to OEM Group, Inc. on March 19, 2010 in a transaction described below.

On November 11, 2003, we acquired substantially all of the assets and certain liabilities of Simplus Systems Corporation, (“Simplus”), a development stage company.  Simplus had developed a deposition cluster tool and certain patented processes for barrier, copper seed and high-K dielectric applications.  Simplus had coined the term “nano-layer deposition” or “NLD” to describe its unique approach to molecular organic chemical vapor deposition (“MOCVD”).  While we believe that this technology is promising for certain applications, we were not successful in our first application to replace PVD for the encapsulation of High Brightness LEDs (“HBLED”) at a prominent European manufacturer.  As a result of this, and a lack of resources to continue the development of NLD, we placed this project on hold, pending the possible sale of the patents and other intellectual property to a third party.

On May 28, 2004, we purchased substantially all of the assets and assumed certain liabilities of First Derivative Systems, Inc. (“FDSI”).  FDSI, a privately held development stage company, was founded in 1999 as a spin-off of SFI.  FDSI had developed a high-throughput, low cost-of-ownership PVD system with highly differentiated technology for leading edge memory and logic device production on 200 and 300 millimeter wafers.   In fiscal 2008, we canceled further internal development of products based on this technology, and have fully written off the value of the acquired technology and associated intellectual property.

On September 16, 2008, we acquired certain assets from Alcatel Micro Machining Systems (“AMMS”) and Alcatel Lucent (together, the “Sellers”).  With this acquisition, we entered the DRIE market.  DRIE is a highly anisotropic etch process used to create deep, steep-sided holes and trenches in wafers, with aspect ratios of 20:1 or more.  DRIE was developed for micro-electro-mechanical systems MEMS, which require these features, but is also used to excavate trenches for high-density capacitors for DRAM and more recently for creating TSVs in advanced 3-D wafer level packaging technology. The acquisition was designed to enable us to pursue the high-growth markets in MEMS and certain segments of integrated semiconductor device manufacturing and packaging.  Current end-markets include production of a variety of MEMS and power devices, memory stacking (flash and DRAM), logic, RF-SiP, and CMOS image sensors.  The Company paid $1,000 in cash and $4,000, in shares of the Company’s common stock. The 208,877 shares of common stock issued by the Company was calculated by obtaining  the quotient of (a) $4,000 divided by (b) the average of the closing sales prices of the Common Stock as reported on the Nasdaq Capital Market on the five (5) consecutive trading days immediately prior to (but excluding) the closing date.

In connection with this acquisition, the Company and Alcatel Lucent entered into an intellectual property agreement providing for the transfer of specified intellectual property rights to the Company, a trademark license agreement allowing for the limited use of the AMMS trademark by the Company, and a preferred supplier agreement pursuant to which the Company was able to purchase certain equipment from an affiliate of the Sellers.  AMMS designated Mr. Gilbert Bellini to serve as a member of the Company’s board of directors.   Mr. Bellini continues to serve as an independent member on the Company’s Board of Directors.  AMMS’ designation right terminated when AMMS beneficially owns less than 5% of the number of shares of Common Stock issued and outstanding (including the shares to be issued to the Sellers).

The purchase price was allocated as follows:

Assets acquired:
Trademarks	$428
Patents	2,648
Total Intangible Assets	3,076

Fixed Assets	24
Inventory	1,900
Total Tangible Assets	1,924

Total Acquired Assets	$5,000

Beginning in the fiscal third quarter of 2009, following the acquisition of the DRIE product lines from AMMS, we experienced a sharp decline in revenues related to our legacy etch and PVD products resulting from the collapse of the semiconductor capital equipment market and the global financial crisis.  The management and the Board of Directors of the Company considered several alternatives for dealing with this decline in revenues, including the sale of assets which the Company could no longer support.  On March 19, 2010, we and our wholly owned subsidiary, SFI, sold inventory, equipment, intellectual property and other assets related to our legacy etch and PVD products to OEM Group Inc. (“OEM Group”), a company  based in Phoenix, Arizona that specializes in “life cycle management” of legacy product lines for several semiconductor equipment companies.  The sale included the product lines and associated spare parts and service business of our 900 and 6500 series plasma etch systems, along with the Endeavor and AMS PVD systems from SFI.  In connection with the sale of the assets, OEM Group assumed our warranty liabilities for recently sold legacy etch and PVD systems.

We retained the DRIE products which we had acquired from AMMS, along with our Compact(TM) cluster platform and the NLD technology that we had developed over the past several years.  However, the DRIE products and a small amount of associated spares and service revenue represented our sole source of revenue.  Since the DRIE markets were also seriously impacted by the downturn in the semiconductor markets and the lack of available capital for new product development globally, it was not clear that DRIE sales alone would be enough to support the Company, even with significant reductions in operating expenses.  As a result, we continued to operate with a focus on DRIE and at the same time sought a strategic partner for our remaining business.  We also continued to evaluate various other alternative strategies, including sale of its DRIE products, Compact(TM) platform and NLD technology, the transition to a new business model, or our voluntary liquidation.

The OEM Group Transaction

In addition to a Purchase Agreement between the Company and OEM Group for the sale of assets, we entered into related agreements for the transfer and licensing of patents, trademarks and other intellectual property associated with our legacy etch and PVD products, including a Trademark Assignment Agreement for certain trademarks used in the legacy etch and PVD products, a royalty-free Trademark License Agreement allowing for the limited use of the Tegal trademark by the Purchaser solely in connection with future sales of legacy etch and PVD Products and solely in combination with the trademarks transferred to Purchaser, a Patent Assignment Agreement for the transfer of certain patents related to the etch and PVD Products, and a perpetual, irrevocable, non-exclusive, worldwide, fully-paid, royalty-free, Intellectual Property Cross License Agreement, pursuant to which we granted to OEM Group a license to certain intellectual property for use in OEM Group’s manufacture and sale of the legacy etch and PVD Products, and OEM Group licensed back to us certain intellectual property for our continued use.

The consideration paid by OEM Group consisted of the following (not in thousands):

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

The Company expects to receive a contingent payment of $444,000 based on the applicable bookings of OEM Group for the designated period.  On June 21, 2011, the Sellers, OEM Group and Purchaser entered into an amendment (the “Amendment”) to the Purchase Agreement which, among other things, revises the payment schedule of the Contingent Payment such that $300,000 of the Contingent Payment shall be due July 1, 2011 and the remaining $144,000 shall be due October 1, 2011. Unpaid portions of the Contingent Payment will accrue interest from April 15, 2011 at a variable rate of the Wall Street Journal Prime Rate (currently 3.25%) plus 1%.   The description of the Amendment provided above is qualified in its entirety by reference to the full text of the Amendment, a copy of which has been filed as Exhibit 10.1 to the Form 8-K report filed on June 23, 2011.

The Sequel Power Transaction

On January 14, 2011,  Tegal, se2quel Partners LLC, a California limited liability company, and Sequel Power LLC, a newly formed Delaware limited liability company (“Sequel Power”), entered into a Formation and Contribution Agreement.  Sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.  se2quel Partners is owned by Ferdinand Seemann, who previously served as an independent member of the Company’s Board of Directors.  Pursuant to the Formation and Contribution Agreement, Tegal contributed $2 million in cash to Sequel Power in exchange for an approximate 25% ownership interest in Sequel Power.  In addition, Tegal issued warrants (“Warrants”) to se2quel Partners and se2quel Management GmbH, a German limited liability company, to purchase an aggregate of 185,777 shares of the Company’s common stock at an exercise price of $3.15 per share.  The Warrants are exercisable for a period of four years.

The descriptions of the Formation and Contribution Agreement and the Warrants are qualified in their entirety by reference to the full text of such documents, copies of which were filed as exhibits to the Form 8-K report filed on January 21, 2011.

The SPTS Transaction

On February 9, 2011, Tegal and SPP Process Technology Systems Limited, (“SPTS”), a company incorporated and registered in England and Wales, entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company sold to SPTS all of the shares of Tegal France, SAS, the Company’s wholly-owned subsidiary, and product lines and certain equipment, intellectual property and other assets relating to the Company’s DRIE systems and certain related technology SPTS also assumed existing customer contracts, including all installation and warranty obligations of existing customers, and other liabilities arising after the closing of the transaction (the “Assumed Liabilities”).

In connection with the sale, the Company and SPTS entered into related agreements for the transfer and licensing of patents, trademarks and other intellectual property associated with the business, including a royalty-free Trademark License Agreement allowing for the limited use of the Tegal trademark by SPTS solely in connection with future sales related to the business and solely in combination with the trademarks transferred to SPTS, as well as written assignments to SPTS of all rights in the patents and trademarks that are part of the sale.

The transaction closed immediately after execution of the Purchase Agreement. The consideration paid by SPTS totaled approximately $2.1 million, comprised of approximately $0.5 million of Assumed Liabilities and $1.6 million in cash, of which $200,000 in cash will be held in escrow for one year after the closing of the transaction to satisfy any indemnification obligations of the Company under the Purchase Agreement.

The descriptions of the Purchase Agreement and the Trademark License Agreement provided above are qualified in their entirety by reference to the full text of such agreements, copies of which have been filed as Exhibits 10.1 and 10.2, respectively, to the announcement of a material and definitive agreement in the Company’s 8-K filed on February 15, 2011 and are incorporated herein by reference.

Shareholder Rights Plan

On March 24, 2011, the Board of Directors of Tegal Corporation (the “Company”) adopted a shareholder rights plan, as set forth in the Shareholder Rights Agreement, dated as of April 13, 2011, between the Company and Registrar and Transfer Company, as Rights Agent (the “Rights Agreement”).  The following description of the terms of the Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement which is included as Exhibit 4.1 to the Form 8-K report and is incorporated herein by reference.

Pursuant to the terms of the Rights Agreement, the Board of Directors declared a dividend distribution of one Right for each outstanding share of common stock of the Company (the “Common Stock”) to shareholders of record as of the close of business on April 13, 2011 (the “Record Date”).  In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (defined below).  Each Right entitles the registered holder thereof to purchase from the Company one-fifty thousandth of a share of Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a cash exercise price of $25.00 (the “Exercise Price”), subject to adjustment, under certain conditions specified in the Rights Agreement and summarized below.

Initially, the Rights are not exercisable and are attached to and trade with all shares of Common Stock outstanding as of, and issued subsequent to, the Record Date.  The Rights will separate from the Common Stock and will become exercisable upon the earlier of (i) the close of business on the tenth calendar day following the first public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by a shareholder (the date of said announcement being referred to as the “Stock Acquisition Date”), or (ii) the close of business on the tenth business day (or such later day as the Board of Directors may determine) following the commencement of a tender offer or exchange offer that could result upon its consummation in a person or group becoming the beneficial owner of 15% or more of the outstanding shares of Common Stock (the earlier of such dates being herein referred to as the “Distribution Date”).

In the event that a Stock Acquisition Date occurs, proper provision will be made so that each holder of a Right (other than an Acquiring Person or its associates or affiliates, whose Rights shall become null and void) will thereafter have the right to receive upon exercise that number of shares Preferred Stock of the Company having a market value equal to two times the exercise price of the Right (such right being referred to as the “Subscription Right”).  In the event that, at any time following the Stock Acquisition Date, (i) the Company consolidates with, or merges with and into, any other person, and the Company is not the continuing or surviving corporation, (ii) any person consolidates with the Company, or merges with and into the Company and the Company is the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the shares of Common Stock are changed into or exchanged for stock or other securities of any other person or cash or any other property, or (iii) 50% or more of the Company’s assets or earning power is sold, mortgaged or otherwise transferred, each holder of a Right (other than an Acquiring Person or its associates or affiliates,  whose Rights shall become null and void) will thereafter have the right to receive, upon exercise, common stock of the acquiring company having a market value equal to two times the exercise price of the Right (such right being referred to as the “Merger Right”).  The holder of a Right will continue to have the Merger Right whether or not such holder has exercised the Subscription Right.  Rights that are or were beneficially owned by an Acquiring Person may (under certain circumstances specified in the Rights Agreement) become null and void.

The Rights may be redeemed in whole, but not in part, at a price of $0.001 per Right (payable in cash, Common Stock or other consideration deemed appropriate by the Board of Directors) by the Board of Directors only until the earlier of (i) the time at which any person becomes an Acquiring Person or (ii) the expiration date of the Rights Agreement. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and thereafter the only right of the holders of Rights will be to receive the redemption price.

The Rights Agreement may be amended by the Board of Directors in its sole discretion until the time at which any person becomes an Acquiring Person.  After such time the Board of Directors may, subject to certain limitations set forth in the Rights Agreement, amend the Rights Agreement only to cure any ambiguity, defect or inconsistency, to shorten or lengthen any time period, or to make changes that do not adversely affect the interests of Rights holders (excluding the interests of an Acquiring Person or its associates or affiliates).  In addition, the Board of Directors may at any time prior to the time at which any person becomes an Acquiring Person, amend the Rights Agreement to lower the threshold at which a person becomes an Acquiring Person to not less than the greater of (i) the sum of .001% and the largest percentage of the outstanding Common Stock then owned by any person and (ii) 10%.

Until a Right is exercised, the holder will have no rights as a shareholder of the Company (beyond those as an existing shareholder), including the right to vote or to receive dividends.  While the distribution of the Rights will not be taxable to shareholders or to the Company, shareholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Preferred Stock, other securities of the Company, other consideration or for common stock of an acquiring company.

The Rights are not exercisable until the Distribution Date and will expire at the close of business on April 13, 2021 (the “Expiration Date”), unless previously redeemed or exchanged by the Company as described above.

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

At March 31, 2011 and 2010 all of the Company’s investments are classified as cash equivalents in the consolidated balance sheets. The investment portfolio at March 31, 2011 and 2010 is comprised of money market funds. At March 31, 2011 and 2010 the fair value of the Company’s investments approximated cost.

Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes payable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. The Company has foreign subsidiaries, which operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses) included in other income (expense), net were not significant for the years ended March 31, 2011 and 2010.   On March 31, 2010, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.

Notes receivable for fiscal years ending March 31, 2011 and 2010 consisted of the outstanding payments owed by OEM Group in connection with the sale of legacy assets.

Investment in Unconsolidated Affiliate

The Company evaluates our joint venture arrangements to determine whether they should be recorded on a consolidated basis.  The percentage of ownership interest in the joint venture, an evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in the consolidation assessment.

We account for our investment in joint ventures where we own a non-controlling interest or where we are not the primary beneficiary of a VIE using the equity method of accounting. Under the equity method, our cost of investment is adjusted for our share of equity in the earnings of the unconsolidated affiliate and reduced by distributions received.

Any differences between the cost of our investment in an unconsolidated affiliate and our underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from a different basis in assets contributed to the joint venture. The net difference between our investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates is generally amortized over a period of ten years, which is determined to be the estimated useful life of the underlying intangibles which created the difference in carrying amount.  The net difference at March 31, 2011 was $1,730.  The amortization expense related to this difference for the fiscal year ending March 31, 2011 was $45.

 On a periodic basis, we assess whether there are any indicators that the fair value of our investments in unconsolidated affiliates may be impaired. An investment is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each investment are based on a number of assumptions such as future revenue projections, operating forecasts, discount rates and capitalization rates, among others.  These assumptions are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the fair values estimated in the impairment analyses may not be realized.  No impairments of investments in unconsolidated affiliates were incurred during the year ended March 31, 2011.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments and accounts receivable. Substantially all of the Company’s liquid investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of March 31, 2011 two customers accounted for approximately 98% of the accounts receivable balance.  As of March 31, 2010, three customers accounted for approximately 39.5% of the accounts receivable balance.

Inventories

Inventories were stated at the lower of cost or market.  Cost was computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs.  Prior to issuing a going-concern announcement, inventory values were reduced by provisions for excess and obsolescence, and the Company estimated the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions, and established a provision for related inventories in excess of production demand.  Any excess and obsolete provision was only released if and when the related inventory was sold or scrapped.

In the fiscal quarter ended December 31, 2009, the Company concluded that the likelihood of selling the Company as a going concern would be negligible.  The Company recognized that we had a collection of products and associated assets (such as inventory and Intellectual Property) that were in different stages of their product life cycles.  While our gross margins on the sale of our legacy etch and PVD systems and spare parts was positive year over year, the Company recognized that these products would achieve higher and more sustainable margins within a business model that was more compatible with end-of-life-cycle products (i.e.: lower overhead and less focus on new product development).  In addition, based on our discussions to date with third parties regarding these products, the Company concluded that the market value of our products and the associated inventories was much less than our carrying values in the then-current economic environment.  As a result, the Company took an inventory provision at December 31, 2009 of $7,828.  In the fourth quarter of our fiscal year 2010, the Company sold those products and related assets (not including NLD and Compact) to OEM Group for $2 million payable over 12 months, plus a contingent payment of up to $1 million based on specified booking levels of legacy etch and PVD products during the period ending March 31, 2011.

As of March 31, 2010, the Company took an inventory provision of $944 related specifically to one of the remaining product lines, the DRIE product line inventory.  This was also based on discussions with other parties regarding the value of these products in the then-current economic environment.   In the fourth quarter of our fiscal year 2011, the Company sold these products and related assets (not including NLD) to SPTS for $2 million.

 As a result of the sale of DRIE related assets to SPTS, the Company wrote off the value of the NLD hardware inventory.  The value of the NLD hardware inventory during fiscal year 2011 was $398.  This amount was included in the loss from discontinued operations.  While the Company currently recognizes a zero value for the NLD hardware inventory, it believes the related internally developed patents will likely realize a different valuation for potential buyers who implement these assets into a different business structure.  The NLD patent portfolio provides a unique, exploitable, and defendable intellectual property position in thin film deposition technology combining unique aspects of pulsed chemical vapor deposition (PCVD) and atomic layer deposition (ALD) technologies.

The Company periodically analyzed any systems that were in finished goods inventory to determine if they were suitable for current customer requirements.  At the present time, the Company’s policy is that, if after approximately 18 months, it determines that a sale will not take place within the next 12 months and the system would be useable for customer demonstrations or training, it is transferred to fixed assets.  Otherwise, it is expensed.

The carrying value of systems used for demonstrations or training was determined by assessing the cost of the components that were suitable for sale.  Any parts that may have been rendered unsellable as a result of such use were removed from the system and were not included in finished goods inventory. The remaining saleable parts were valued at the lower of cost or market, representing the system’s net realizable value.   The depreciation period for systems that were transferred to fixed assets was determined based on the age of the system and its remaining useful life (typically five to eight years).

Warranty Costs

The Company provided for the estimated cost of our product warranties at the time revenue was recognized. Our warranty obligation was affected by product failure rates, material usage rates and the efficiency by which the product failure was corrected.  The warranty reserve was based on historical cost data related to warranty.  Should actual product failure rates, material usage rates and labor efficiencies have differed from our estimates, revisions to the estimated warranty liability would have been required.  Actual warranty expense was typically low in the period immediately following installation.  As of March 31, 2011, the Company had no warranty liabilities, as these liabilities were included in the consideration for the DRIE and associated asset sale to SPTS on February 9, 2011.

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

Identified Intangible Assets

Intangibles include patents and trademarks that are amortized on a straight-line basis over periods ranging from 5 years to 15 years.  The Company performs an ongoing review of its identified intangible assets to determine if facts and circumstances exist that indicate the useful life is shorter than originally estimated or the carrying amount may not be recoverable in accordance with SFAS No. 142-3 (Topic 350), “Determination of the Useful Life of Intangible Assets.   If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flow associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Based on reduced estimates of future revenues and future negative cash flow, we identified a potential indicator of impairment.  The Company recorded an impairment charge of $1,064 for intangible assets the fiscal year ended 2010.  No impairment charges were recorded for the fiscal year ended 2011.  As of fiscal year 2011, all of the Company’s remaining intangible assets were included in the asset sale of the DRIE product line to SPTS.

The accumulated amortization balance for fiscal 2010 included $1,118 of accelerated depreciation expense related to the write off of deposition technology patents, as these assets were sold to OEM Group, effective March 19, 2010 as well as the impairment charge the Company took in connection with the write down of the value of the DRIE related intangible assets to reflect the expected realizable value of those DRIE assets.  The DRIE related impairment charge was $1,064.  The Company also wrote off the net book value of patents related to the assets included in the sale to OEM Group, in the amount of $54.   The $54 of accelerated depreciation write-off is included in the net loss on the sale to OEM Group.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, as well as at our fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. During the third and fourth quarters of 2010, we reviewed our long-lived assets for indicators of impairment in accordance with SFAS No. 144 (Topic 360), “Accounting for Impairment or Disposal of Long-Lived Assets”.

No impairment charge for fixed assets was recorded for fiscal year ended 2011.  For the fiscal year ended March 31, 2010, the Company recorded a $1,558 impairment charge for fixed assets related to its DRIE product line based on the expected realizable value of those assets.  The fixed asset impairment charge was taken into Research and Development expense as the affected assets are located in our Tegal France research and development center.   These assets relate to the DRIE product line.

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

The Company maintained an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required.

The Company’s return policy is for spare parts and components only.  A right of return does not exist for systems. Customers are allowed to return spare parts if they are defective upon receipt. The potential returns are offset against gross revenue on a monthly basis.  Management reviews outstanding requests for returns on a quarterly basis to determine that the reserves are adequate.

Notes Receivable

Notes receivable at March 31, 2011 and 2010, respectively consisted of the outstanding payments owed by OEM Group in connection with the sale of legacy assets.

Revenue Recognition

Each sale of our equipment was evaluated on an individual basis in regard to revenue recognition.  We have integrated in our evaluation the related interpretative guidance included in Topic 13 of the codification of staff accounting bulletins, and recognize the role of the consensus on Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF Issue 00-21”) (“Topic 605”).  We first refer to EITF Issue 00-21 (Topic 605) in order to determine if there is more than one unit of accounting and then we refer to Staff Accounting Bulletin (“SAB”) 104 for revenue recognition topics for the unit of accounting. We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectability is reasonably assured.

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

For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue is recognized upon completion of installation and receipt of final customer acceptance.  Since title to goods generally passes to the customer upon shipment and 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount.  The Company relieves the entire amount from inventory at the time of sale, and the related deferred revenue liability is recognized upon installation and customer acceptance.  The revenue on these transactions is deferred and recorded as deferred revenue.  As of March 31, 2011 and 2010, deferred revenue as related to systems was $130 and $157, respectively.  We reserve for warranty costs at the time the related revenue is recognized.

Revenue related to sales of spare parts is recognized upon shipment.  Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.  Unearned maintenance and service revenue is included in deferred revenue.  For each year ended March 31, 2011 and 2010, there was no deferred revenue related to service contracts.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding plus any potentially dilutive securities, except when the effect of including such changes is antidilutive.  The weighted average number of shares and the (loss) income per share reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

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

The Company used the following valuation assumptions to estimate the fair value of options granted for the years ended March 31, 2011 and 2010, respectively:

STOCK OPTIONS:	2011	2010
Expected life (years)	6.0	6.0
Volatility	75%	89%
Risk-free interest rate	1.62%	2.32%
Dividend yield	0%	0%

ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility.

ESPP:	2011	2010
Expected life (years)	0.5	0.5
Volatility	65%	81%
Risk-free interest rate	0.15%	0.12%
Dividend yield	0%	0%

Valuation and Other Assumptions for Stock Options

Valuation and Amortization Method.    The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model. We estimate the fair value using a single option approach and amortize the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Expected Term.   The expected term of options granted represents the period of time that the options are expected to be outstanding. We estimate the expected term of options granted based on our historical experience of exercises including post-vesting exercises and termination.

Expected Volatility.    The Company estimates the volatility of our stock options at the date of grant using historical volatilities.  Historical volatilities are calculated based on the historical prices of our common stock over a period at least equal to the expected term of our option grants.

Risk-Free Interest Rate.    The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our option grants.

Dividends.    The Company has never paid any cash dividends on common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Forfeitures.    The Company uses historical data to estimate pre-vesting option forfeitures. We record stock-based compensation expense only for those awards that are expected to vest.

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

Recent Accounting Pronouncements

     In June 2008, FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF Issue 07-05”) (Topic 815) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133 (Topic 815), Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments are potentially indexed to an entity’s own common stock.  EITF Issue No. 07-05 (Topic 815) became effective for fiscal years beginning after December 15, 2008.  The Company adopted EITF 07-05 (Topic 815) as of April 1, 2009.  As a result, warrants to purchase 285,454 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $30.00-$495.00 and expire between February 2010 and September 2013. As such, effective April 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue between February 2000 and January 2006.  On April 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $346 to beginning accumulated deficit and $502 to common stock warrant liability to recognize the fair value of such warrants on such date.  As of March 31, 2010, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions, risk-free interest rate of 2.55%, expected life of 1.06 years, an expected volatility factor of 74.2% and a dividend yield of 0.0%.  Adoption of this standard had a material non-cash impact on the Company’s consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).   The effective date for the new disclosures and clarifications is for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements, which is effective for fiscal years beginning after December 15, 2010.  Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, which amends the Subsequent Events Topic of the Accounting Standards Codification (ASC) to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements, financial condition or liquidity.

In July 2010, the FASB adopted an update regarding disclosures about the credit quality of financing receivables and the allowance for credit losses.  The enhanced disclosures are designed to assist financial statement users in assessing an entity’s credit risk exposure and in evaluating the adequacy of an entity’s allowance for credit losses.  Entities will be required to provide enhanced disclosures regarding (i) the nature of the credit risk inherent in the receivable, (ii) how the entity analyzes and assesses credit risk to estimate the allowance for credit losses and (iii) changes in both the receivable and the allowance for credit losses and the reasons for those changes.  This update did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued authoritative guidance which modifies the requirements of Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years beginning after December 15, 2010, and we anticipate that it will not have a material impact on our consolidated financial position or results of operations.

Note 2.  Balance Sheet and Statement of Operations Detail

Inventories, net consisted of:

	March 31,
	2011	2010
Raw materials	$--	$776
Work in progress	--	39
Finished goods and spares	--	8
Assets held for sale	--	398
	$--	$1,221

The inventory provision at March 31, 2011 and 2010 was $0 and $944, respectively.

Property and equipment, net, consisted of:

	March 31
Long-lived assets at period-end:	2011	2010
Discontinued Operations:
United States	$-	$64
Europe	-	10
Continuing Operations:
United States	112	234
Europe	-	-
Total Long-lived assets	$112	$308

Depreciation expense for years ended March 31, 2011 and 2010 was $442 and $2,412, respectively.  In fiscal 2010, the Company took a $1,558 impairment adjustment on fixed assets related to the DRIE product line.

A summary of accrued expenses and other current liabilities follows, including accrued liabilities related to discontinued operations:

	March 31,
	2011	2010
Discontinued Operations
Accrued compensation costs	$700	$652
Income taxes payable	(4)	16
Customer deposits	-	410
Sales tax payable	62	141
Other	-	553
Continuing Operations
Accrued compensation costs	55	55
Other	39	40
	$852	$1,867

Product warranty and guarantees:

The Company provides warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized.  The warranty obligation is affected by product failure rates, material usage rates, and the efficiency by which the product failure is corrected.  The Company’s warranty obligation was assumed by SPTS as part of the sale of the DRIE assets.  Warranty activity for the years ended March 31, 2011 and 2010, is as follows:

	Warranty Activity for the
	Year Ending March 31,
	2011	2010
Balance at the beginning of the period	$374	$702
Additional warranty accruals for warranties issued during the period	544	786
Warranty liability transferred to SPTS	(495)	(27)
Warranty expense during the period	(423)	(1,087)
Balance at the end of the period	$-	$374

Certain of the Company's sales contracts included provisions under which customers would be indemnified by the Company in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to the Company's products. There are no limitations on the maximum potential future payments under these guarantees. The Company has accrued no amounts in relation to these provisions as no such claims have been made and the Company believes it has valid, enforceable rights to the intellectual property embedded in its products.

Note 3. Intangible Assets

On February 9, 2011, Tegal and SPTS entered into an Asset Purchase Agreement pursuant to which the Company sold to SPTS all of the shares of Tegal France, SAS, the Company’s wholly-owned subsidiary and product lines and certain equipment, intellectual property and other assets relating to the Company’s DRIE systems and certain related technology.

In connection with the sale, as of March 31, 2011, the Company’s intangible assets net value was zero.

As of March 31, 2010, the Company’s net intangible assets value was $1,230.  These assets were all DRIE related and were sold to SPTS.

Amortization expense was $187 in fiscal 2011 and $1,714 in fiscal 2010.  The intangible assets held by the Company after fiscal 2010 related to the DRIE etch product line.  These assets were sold to SPTS on February 9, 2011.  The amortization expense for fiscal 2010 included $54 of impairment related to the write off of deposition technology patents, as these assets were sold to OEM Group, effective March 19, 2010.  The Company also wrote down the value of the DRIE related patents by $1,064 to reflect the expected realizable value of those assets.  The Company sold all remaining intangibles, except the NLD related patents, to SPTS on February 9, 2011.  Future amortization expense of intangible assets as of March 31, 2010 is zero.  The Company retains the internally developed NLD patents and is offering those patents for sale to third parties.

Note 4.  Earnings Per Share (EPS)

Basic EPS is computed by dividing income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period. All amounts in the following table are in thousands except per share data.  The weighted average number of shares and the (loss) income per share reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

Basic net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Year Ended March 31,
	2011	2010

Net (loss) income from continuing operations	$(1,709)	$(2,190)

Gain (loss) on asset dispositions	506	(1,373)
(Loss) from discontinued operations, net of taxes	(1,927	(14,906)

Net (loss) applicable to common stockholders	$(3,130)	$(18,469)
Basic and diluted:
Weighted-average common shares outstanding	1,689	1,685
Weighted-average common shares used in diluted net (loss) income per common share	1,689	1,685

Net (loss) income per share from continuing operations:
Basic	$(1.01)	$(1.30)
Diluted	$(1.01)	$(1.30)

Net (loss) income per share from asset sale and discontinued operations:
Basic	$(0.84)	$(9.66)
Diluted	$(0.84)	$(9.66)

Net (loss) income per share:
Basic	$(1.85)	$(10.96)
Diluted	$(1.85)	$(10.96)

Outstanding options, warrants and Restricted Stock Units (“RSUs”) of 329,700 and 485,713, shares of common stock at a weighted-average exercise price of $13.65 and $43.15, on March 31, 2011 and 2010, respectively, were not included in the computation of diluted net (loss) income per common share for the periods presented as a result of their anti-dilutive effect.  Such securities could potentially dilute earnings per share in future periods.

Note 5.  Discontinued Operations

On February 9, 2011, the Company and SPTS  entered into an Asset Purchase Agreement pursuant to which the Company sold to SPTS all of the shares of Tegal France, SAS, the Company’s wholly-owned subsidiary and product lines and certain equipment, intellectual property and other assets relating to the Company’s DRIE systems and certain related technology.    SPTS also assumed existing customer contracts, including all installation and warranty obligations of existing customers, and other liabilities arising after the closing of the transaction.

The transaction closed immediately after execution of the Asset Purchase Agreement. The consideration paid by SPTS totaled approximately $2.1 million, comprised of approximately $0.5 million of Assumed Liabilities and $1.6 million in cash, of which $200,000 in cash will be held in escrow for one year after the closing of the transaction to satisfy any indemnification obligations of the Company under the Asset Purchase Agreement.

The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Assets held for sale -- discontinued operations,” “Long term assets of discontinued operations”, and “Liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at March 31, 2011 and consist of the following:

	March 31,
	2011	2010

Assets of Discontinued Operations:
Accounts receivable and other receivables, net of allowances for sales returns and doubtful accounts of $71 and $324 at March 31, 2011 and March 31, 2010, respectively	591	3,116
Notes receivable	528	1,347
Prepaid expenses and other current assets	10	1,179
Other long term assets	--	1,770
Property and equipment, net	--	74
Inventories, net	--	823
	1,129	8,309

Assets Held for Sale
NLD related patents & hardware, net	--	398

Total assets of discontinued operations	$1,129	$8,707

Liabilities of Discontinued Operations:
Accounts payable	$522	$1,479
Accrued product warranty	--	374
Deferred revenue	130	242
Accrued expenses and other current liabilities	758	1,772
Total liabilities of discontinued operations	$1,410	$3,867

The Company recognized a gain of $506 from the sale of the DRIE assets.  Total revenue from discontinued operations was $6,645 and $12,398 for the years ended March 31, 2011 and 2010, respectively.  The total loss from discontinued operations, including income tax expense (benefit), was $1,927 and $16,279, for the same years respectively.

Note 6.  Income Taxes

The deferred tax asset valuation allowance as of March 31, 2011 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, net operating loss carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding our ability to realize the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses, and the lack of carryback capacity to realize deferred tax assets.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the year ended March 31, 2011 includes no interest and penalties. As of March 31, 2010, we have no accrued interest and penalties related to uncertain tax positions.

Components of income (loss) from continuing operations before income taxes is attributed to the following geographic locations for the years ended March 31, 2011 and 2010 (in thousands):

Year ended March 31,	2011	2010

Domestic	$(1,709)	$(2,190)
Foreign	-	-
Income (Loss) from Continuing Operations before income tax expense (benefit)	$(2,079)	$(1,800)

Components of income tax expense (benefit) for the years ended March 31, 2011 and 2010 consisted of the following (in thousands):

Year ended March 31,	2011	2010

Current:
U.S. Federal	$-	$-
State and Local	-	-
Foreign (credit)	-	-
Total current tax expense (benefit)	-	-
Deferred
U.S. Federal	-	-
State and Local	-	-
Foreign (credit)	-	-
Total deferred tax expense	$-	$-

Total income tax expense (benefit)	$-	$-

The income tax expense (benefit) for the years ended March 31, 2011 and 2010 differed from the amounts computed by applying the statutory U.S. federal income tax rate as  follows (in thousands):

Year ended March 31,	2011	2010

Federal tax expense (benefit) at U.S. Statutory Rate	$(1,592)	$(6,262)
State tax expense (benefit) net of federal tax effect	(93)	(772)
Change in valuation allowance	(385)	6,875
Other items	2,070	159
Total income tax expense/(income)	$-	$-

Components of deferred taxes are as follows (in thousands):

Year ended March 31,	2011	2010

Deferred revenue	$52	$68
Accruals, reserves and other	1,530	1,964
Net operating loss carryforwards	38,636	37,434
Credit carryforward	2,276	2,702
Uniform cap adjustment	12	11
Other	803	1,515

Gross deferred tax assets	43,309	43,694
Valuation allowance	(43,309)	(43,694)
Net deferred tax asset	$-	$-

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

Tabular Reconciliation of Unrecognized Tax Benefits

Ending Balance at March 31, 2010	1,036

Increase/(Decrease) of unrecognized tax benefits taken in prior years	-
Increase/(Decrease) of unrecognized tax benefits related to current year	-
Increase/(Decrease) of unrecognized tax benefits related to settlements	-
Reductions to unrecognized tax benefits related to lapsing statute of limitations	(192)
Ending Balance at March 31, 2011	844

There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statues are still open on fiscal years ending March 31, 1995 forward for federal purposes, and for fiscal years ended March 31, 2002 forward for state purposes.  For the years prior to March 31, 2008 for federal purposes and prior to March 31, 2007 for state purposes, any adjustments would be limited to reduction in the net operating loss and credit carryforwards.

Total interest and penalties included in the statement of operations for the year ended March 31, 2011 is zero.  It is the Company’s policy to include interest and penalties related to uncertain tax positions in tax expense.

We have recorded no net deferred tax assets for the years ended March 31, 2011 and 2010, respectively.  The Company has provided a valuation allowance of $43.3 million and $43.7 million at March 31, 2011 and 2010, respectively.  The valuation allowance fully reserves all net operating loss carryforwards, credits and non-deductible accruals and reserves, for which realization of future benefit is uncertain.  The realization of net operating losses may be limited due to change of ownership rules.  The valuation allowance decreased by $0.4 million in fiscal 2011 and increased by $6.8 million during fiscal 2010.

At March 31, 2011, the Company has net operating loss carryforwards of approximately $99.9 million and $49.0 million for federal and state tax purposes, respectively.  The federal net operating loss carryforward will begin to expire in the year ended March 31, 2020 and the state of California will start to expire in the year ended March 31, 2013.

At March 31, 2011, the Company also has research and experimentation credit carryforwards of $1.3 million and $0.8 million for federal and state income tax purposes, respectively.  The federal credit will begin to expire in the year ended March 31, 2011 and the state of California will never expire under current law.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry-forwards in certain situations where changes occur in the stock ownership of a corporation during a certain time period.  In the event the Company had incurred a change in ownership, utilization of the carry-forwards could be significantly restricted.

Note 7.   Reduction in Force

During the fiscal year ended March 31, 2011, we recorded a severance charge of approximately $474 related to staff reductions of 30 employees, of which approximately $116 was classified as engineering and research and development, $174 as sales and marketing, $47 as general and administration, and $137 as cost of sales.  We had no outstanding severance liability as of March 31, 2011.    The entire amount of severance expense is included in discontinued operations.

During the fiscal year ended March 31, 2010, we recorded a severance charge of approximately $466 related to staff reductions of 20 employees, of which approximately $110 was classified as research and development, $308 as sales and marketing, $7 as general and administration, and $41 as cost of sales.  We had an outstanding severance liability of approximately $59 as of March 31, 2010.

Note 8.  Commitments and Contingencies

The Company has several non-cancelable operating leases, primarily for general office space, that expire over the next two years.  We have no capital leases at this time. Future minimum lease payments under these leases are as follows:

Operating
Year Ending March 31,	Leases

2012	$55
2013	52
Total minimum lease payments	$107

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to discontinued operations, net of sublease income, was $271 and $767, during the years ended March 31, 2011 and 2010, respectively.  Rent expense for operating leases related to continuing operations, net of sublease income, was $34 and $0, during the years ended March 31, 2011 and 2010, respectively.

We maintain our headquarters, encompassing our executive office and storage areas in Petaluma, California.  We have a primary lease for office space, consisting of 2,187 square feet, which expires in August of 2012.  We rent storage/workspace areas on a monthly basis.  Previously we had a primary lease which encompassed our executive office, manufacturing, engineering and research and development operations, in one leased 39,717 square foot facility in Petaluma, California.  Our primary lease expired in September 2010, and we did not extend it further.    We own all of the equipment used in our facilities.  Such equipment consists primarily of computer related assets.

We had office space in a leased 13,300 square foot facility in San Jose, California.  As of February 2010, we no longer leased or rented space in this facility.

We leased sales, service and process support space in Maisach, Germany until January 2010.  Thereafter, we rented space on a monthly basis, but discontinued use of this space at the end of March 2010.

We also had a lease for research and development space in a facility in Annecy, France until it was taken over by SPTS as part of the asset sale of Tegal’s DRIE etch business.

Subsequent to March 31, 2011, there were no material subsequent events or changes that would affect the Company’s consolidated financial statements.

Note 9.  Sale of Common Stock and Warrants

During fiscal year 2006, the Company entered into a contract with certain consultants of the Company pursuant to which the Company will issue warrants on a monthly basis in lieu of cash payments for two years, dependent upon the continuation of the contract and the achievement of certain performance goals.  These warrants are valued and expensed on a monthly basis upon issuance.

•
During fiscal year 2008, the Company issued 5,000 warrants valued at $29 using the Black-Scholes model with an exercise price at the market value on the day of the grant and an average interest rate of 3.75% and a 5 year life.

•	During the fiscal year 2009, the Company issued no warrants. The Company booked $15 of expense for warrants previously issued.

•	During the fiscal year 2010, the Company issued no warrants. The Company booked $0 of expense for warrants previously issued.

•
During the fiscal year 2011, the Company issued 185,777 warrants valued at $1,645 using the Black-Scholes model with an exercise price at the market value on the day of the grant (the date the Formation and Contribution Agreement was signed) and an average interest rate of 1.62% and a four year life.  The Company booked $0 of expense for warrants previously issued.

At March 31, 2011 there were 26,124 warrants outstanding, with an average option price of $31.45.

Note 10.  Employee Benefit Plans

The number of shares indicated in the following employee benefit plans reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011

Eighth Amended and Restated 1998 Equity Participation Plan (Eighth Amended and Restated)

Pursuant to the terms of the Company’s Eighth Amended and Restated 1998 Equity Participation Plan (“1998 Equity Plan”), aggregate of 333,333 shares of common stock were reserved for issuance pursuant to granted stock options and stock appreciation rights or upon the vesting of granted restricted stock awards. The exercise price of options generally was the fair value of the Company’s common stock on the date of grant. Options are generally subject to vesting at the discretion of the Compensation Committee of the Board of Directors (the “Committee”). At the discretion of the Committee, vesting may be accelerated when the fair market value of the Company’s stock equals a certain price established by the Committee on the date of grant. Incentive stock options will be exercisable for up to ten years from the grant date of the option. Non-qualified stock options will be exercisable for a maximum term to be set by the Committee upon grant.  Upon the adoption of the 2007 Equity Plan, no further awards were issued under the 1998 Equity Plan.

2007 Incentive Award Plan

Pursuant to the terms of the Company’s 2007 Equity Participation Plan (“2007 Equity Plan”), which was authorized as a successor plan to the Company’s 1998 Equity Incentive Plan and Director Option Plan, an aggregate of 200,000 shares of common stock is available for grant pursuant to the 2007 Equity Plan, plus the number of shares of common stock which are or become available for issuance under the 1998 Equity Plan and the Director Option Plan and which are not thereafter issued under such plans. The 2007 Equity Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards.  The option exercise price of all stock options granted pursuant to the 2007 Equity Plan will not be less than 100% of the fair market value of the common stock on the date of grant. Stock options may be exercised as determined by the Board, but in no event after the tenth anniversary date of grant, provided that a vested nonqualified stock option may be exercised up to 12 months after the optionee's death.  Awards granted under the 2007 Equity Plan are generally subject to vesting at the discretion of the Committee.  As of March 31, 2011, 213,728shares were available for issuance under the 2007 Equity Plan.

Directors Stock Option Plan

Pursuant to the terms of the Fifth Amended and Restated Stock Option Plan for Outside Directors, as amended, (“Director Option Plan”), an aggregate of 66,667 shares of common stock were reserved for issuance pursuant to stock options granted to outside directors.  Each outside director who was elected or appointed to the Board on or after September 15, 1998 was eligible to be granted an option to purchase 1,667 shares of common stock and on each second anniversary after the applicable election or appointment shall receive an additional option to purchase 833 shares, provided that such outside director continued to serve as an outside director on that date. For each outside director, 1/12th of the total number of shares will vest on the first day of each calendar month following the date of Option grant, contingent upon continued service as a director.  Following the adoption of the 2007 Equity Plan, no further awards were issued under the Director Option Plan.

Employee Qualified Stock Purchase Plan

The Company has offered an employee qualified stock purchase plan (“Employee Plan”) under which rights are granted to purchase shares of common stock at 85% of the lower of the market value of such shares at the beginning of a six month offering period or at the end of that six month period. Under the Employee Plan, the Company is authorized to issue up to 16,667 shares of common stock. Some 396 common stock shares were purchased in fiscal 2011 and 1,253 common stock shares were purchased in fiscal 2010.  Shares available for future purchase under the Employee Plan were 3,705 at March 31, 2011.

Savings and Investment Plan

The Company has established a defined contribution plan that covers substantially all U.S. employees. Employee contributions of up to 4% of each U.S. employee’s compensation will be matched by the Company based upon a percentage to be determined annually by the Board. Employees may contribute up to 15% of their compensation, not to exceed a prescribed maximum amount. The Company made contributions to the plan of $7 and $8, in the years ended March 31, 2011 and 2010, respectively.

Note 11.  Stock Based Compensation

The share amounts and share prices reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

A summary of stock option and warrant activity during the year ended March 31, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in Years)	Value
Beginning outstanding	479,952	$43.75
Granted
Price = market value	2,500	2.90
Total	2,500	2.90
Exercised	--	0.00
Cancelled
Forfeited	(15,401)	16.08
Expired	(290,071)	57.52
Total	(305,472)	55.43

Ending outstanding	176,979	$23.01	4.90	$-
Ending vested and expected to vest	174,729	$23.15	4.86	$-
Ending exercisable	147,459	$25.00	4.36	$-

The aggregate intrinsic value of options and warrants outstanding at March 31, 2011 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of March 31, 2011.

The weighted average estimated grant date fair value, as defined by SFAS No.123R (Topic 718) for stock options granted during fiscal 2011 and 2010, was $2.90 and  $6.10, per option, respectively.

The following table summarizes information with respect to stock options and warrants outstanding as of March 31, 2011:

						Weighted
			Weighted			Average
		Number	Average	Weighted	Number	Exercise
		Outstanding	Remaining	Average	Exercisable	Price
Range of		As of	Contractual	Exercise	As of	As of
Exercise Prices		March 31,	Term	Price	March 31,	March 31,
		2011	(in years)		2011	2011
$2.90	$6.00	5,624	8.62	$4.62	3,124	$6.00
11.70	11.70	56,238	7.16	11.70	34,251	11.70
17.20	19.70	7,083	3.26	18.10	7,083	18.10
21.00	21.00	30,474	5.68	21.00	25,690	21.00
23.00	23.00	26,026	3.63	23.00	26,026	23.00
23.15	28.10	5,899	6.67	24.65	5,899	24.65
30.00	30.00	25,248	0.44	30.00	25,248	30.00
30.54	90.54	20,184	3.71	53.80	19,934	53.48
150.00	174.00	158	0.86	151.40	158	151.40
185.40	185.40	46	2.68	185.40	46	185.40

$2.90	$185.40	176,980	4.90	$23.01	147,459	$25.00

The weighted average estimated grant date fair values per share, for rights granted under the Employee Stock Purchase Plan during fiscal 2011 and 2010, were $2.75 and $6.10, respectively.

The range of exercise prices, the number of outstanding shares, and the weighted average exercise prices reflects a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

Restricted Stock Units

The following table summarizes the Company’s restricted stock award activity for the period ended March 31, 2011:

	Number	Weighted Avg.
	of	Grant Date
	Shares	Fair Value
Balance March 31, 2010	5,605	$5.90
Granted	143,884	$2.70
Forfeited	(2,603)	$-
Vested	(3,433)	$8.78
Balance, March 31, 2011	143,453	$3.00

The weighted average estimated grant date fair value, as defined by SFAS No.123R (Topic 718)  for restricted stock awards granted during fiscal 2011 and 2010 was $2.70 and $0.00, per award, respectively.

As of March 31, 2011 there was $267 of total unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted average period of 3.46 years.

Total stock-based compensation expense related to stock options and RSUs for the year ended March 31, 2011 and 2010 was $390 and $654, respectively.  The total compensation expense related to non-vested stock options and RSUs not yet recognized for March 31, 2010 is $613 which is expected to be recognized over a weighted average period of two years.

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

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment, and are attributed to the geographic location in which they are located.  Net sales and long-lived assets by geographic region were as follows:

	Years Ended March 31,
	2011	2010
United States	$595	$5,230
Asia	1,000	2,383
Germany	1,420	1,640
Rest of Americas (ROA)	161	1,926
France	1,090	477
Europe, excluding Germany & France	2,379	742
Total sales	$6,645	$12,398

	March 31
Long-lived assets at period-end:	2011	2010
Discontinued Operations:
United States	$-	$64
Europe	-	10
Continuing Operations:
United States	112	234
Europe	-	-
Total Long-lived assets	$112	$308

     As a result of the sale of the DRIE assets to SPTS, the Company’s revenues were reclassified to discontinued operations except for $16 of service revenue, which is attributed to the United States.

     The Company’s sales are primarily to manufacturers. The composition of our top five customers changes from year to year, but net system sales to our top five customers in fiscal 2011 and 2010,  accounted for 94.4% and 38.8%, respectively, of total net system sales. A leading precision timing device manufacturer, Ulsan National Institute of Science and Technology, ST Microelectronics SA and the Uppsala University accounted for 25.5%, 17.85%, 16.1% and 15.5%, respectively of our total revenue in fiscal 2011.  No customer accounted for more than 10% of total sales in fiscal 2010.  Other than the previously listed customers, no single customer represented more than 10% of the Company’s total revenue in fiscal 2011 and 2010.

Note 13.  Investment in Unconsolidated Affiliate

On January 14, 2011,  Tegal, se2quel Partners LLC, a California limited liability company and Sequel Power LLC, a newly formed Delaware limited liability company (“Sequel Power”), entered into a Formation and Contribution Agreement (the “Contribution Agreement”).  Sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.  se2quel Partners is owned by Ferdinand Seemann, who previously served as an independent member of the Company’s Board of Directors.  Pursuant to the Formation and Contribution Agreement, Tegal contributed $2 million in cash to Sequel Power in exchange for an approximate 25% ownership interest in Sequel Power.  In addition, Tegal issued warrants (“Warrants”) to se2quel Partners and se2quel Management GmbH, a German limited liability company, to purchase an aggregate of 185,777 shares of the Company’s common stock at an exercise price of $3.15 per share.  The warrants are exercisable for a period of four years.

The descriptions of the Formation and Contribution Agreement and the warrants are qualified in their entirety by reference to the full text of such documents, copies of which were filed as exhibits to the Form 8-K report on January 21, 2011.

Summary of Investments in Unconsolidated Affiliates

The Company accounts for the investment in the investment in Sequel wherein it owns a non-controlling interest and is not the primary beneficiary of a VIE using the equity method of accounting. Under the equity method, our cost of investment is adjusted for our share of equity in the earnings of the unconsolidated affiliate.

Any differences between the cost of the Company’s investment in an unconsolidated affiliate and the Company’s underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from a different basis in assets contributed to the joint venture. The net difference between our investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates is amortized over a period of ten years, which is determined to be the estimated useful life of the underlying intangibles which created the difference in carrying amount.  The amortization expense related to the Company’s investment in the unconsolidated affiliate for the fiscal year ending March 31, 2011 is $45.

The following condensed Balance Sheets and Statements of Operations summarize the financial information of the Company’s investment in the unconsolidated affiliate.

Sequel Power

CONDENSED BALANCE SHEETS
(in thousands)

March 31,
2011
ASSETS
Current assets:
Cash and cash equivalents	$1,628
Prepaid expenses and other current assets	6
Total current assets	1,634
Property and equipment, net	4
Total assets	$1,638
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	16
Accrued expenses and other current liabilities	21
Related party payable	153
Total current liabilities	190

Commitments and contingencies (Item 2)
Members’ equity:	1,448
Total stockholders’ equity	-
Total liabilities and stockholders’ equity	$1,638

Company's Share	$410

Sequel Power

CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

Year Ended March 31,
2011

Revenue	$--
Cost of revenue	--
Gross profit	--
Operating expenses:
General and administrative expenses	555
Total operating expenses	555
Operating loss	(555)
Other (income) expense, net	3
Loss before income tax expense (benefit)	(552)
Income tax (benefit) expense	--
Net loss	$(552)

Company's Share of Net income (loss)	$(138)

Note 14.   Subsequent Events

Reverse Stock Split

On June 15, 2011, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Amendment”).  The Amendment effected a one-for-five (1-for-5) reverse stock split of the Company’s outstanding common stock, par value $0.01 per share.  The reverse stock split became effective at 5:00 pm Eastern Time on June 15, 2011 (the “Effective Date”).

At the Company’s special meeting of stockholders held on June 15, 2011, the stockholders approved the Amendment and authorized the Company’s Board of Directors, acting in its discretion, to effect a reverse stock split of the Company’s outstanding shares of common stock at a specific ratio within the range of 1-for-3 to 1-for-5.  The Company’s Board of Directors determined that it is in the best interests of the Company to effect a one-for-five reverse stock split, primarily to increase the per share trading price of the Company’s common stock above $1.00 in order to maintain the Company’s listing on The Nasdaq Capital Market and to help make the stock more attractive to institutional investors.  As a result of the reverse stock split, each five (5) outstanding shares of pre-split common stock were automatically combined into one (1) share of post-split common stock.  No fractional shares will be issued.  The Company will pay cash equal to such fraction multiplied by the average of the high and low trading prices of the Company’s common stock on The Nasdaq Capital Market during regular trading hours for the five trading day period ending on the last business day immediately preceding the Effective Date (as adjusted to give effect to the reverse split).  The Company’s stockholders will receive instructions from the Company’s transfer agent regarding the exchange of outstanding pre-split stock certificates for post-split shares of common stock.  Upon submission of the necessary documentation by a stockholder of record to the Company's transfer agent pursuant to such instructions, the transfer agent will distribute to such stockholder a new certificate together with a cash payment in lieu of fractional shares. Proportional adjustments will be made to the Company’s outstanding stock warrants, stock options and other equity awards and to the Company’s equity compensation plans to reflect the reverse stock split.

The trading of the Company’s common stock on the Nasdaq Capital Market on a split-adjusted basis began at the opening of trading on June 17, 2011.  The Company’s common stock is currently trading on The Nasdaq Capital Market under the symbol “TGAL” with the letter “D” appended to the trading symbol for a period of 20 trading days to indicate that the reverse stock split has occurred, after which time it will revert to trading under the symbol “TGAL.”

The Amendment is attached to the Form 8-K filed on June 21, 2011, and is incorporated herein by reference.  On June 15, 2011, the Company issued a press release announcing the reverse stock split.  The press release is attached to the Form 8-K filed on June 21, 2011 and is incorporated herein by reference.  For further information related to the reverse stock split, please refer to the Company’s definitive proxy statement as filed with the Securities and Exchange Commission on May 23, 2011.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.   As of March 31, 2011, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011 such disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of March 31, 2011.  Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of March 31, 2011.

Evaluation of disclosure controls and procedures.   As of March 31, 2011, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, such disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of March 31, 2011.  Management’s assessment of internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of March 31, 2011 has not been audited by Burr Pilger Mayer, Inc., an independent registered public accounting firm, as stated in their report appearing above.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

Submission of Matters to a Vote of Security Holders

On March 24, 2011, the Company held its annual meeting of the stockholders.  Present at the meeting, in person or by proxy, were the holders of 1,493,311 shares of common stock of the Company, representing 88% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote.

At least 605,788 votes have been cast for each of the four nominated candidates for director of the Company and that Jeffrey Krauss, Thomas Mika, Carl Muscari and Gilbert Bellini have therefore been elected director of Tegal Corporation for a period of one year and until their respective successors have been duly elected and qualified.

The vote to ratify the appointment of Burr Pilger Mayer, Inc. as our Independent Registered Public Accounting Firm for the fiscal year ending March 31, 2011 was approved by stockholders as follows:

Total Votes

For	1,442,758
Against	39,364
Abstain	11,189

The number of votes or shares indicated reflects a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

The results of the Company’s special meeting of stockholders held on June 15, 2011 are not provided herein.  The results of that meeting are included in the Form 8-K report filed on June 21, 2011 and are incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our Proxy Statement under the caption “Certain Relationships and Related Transactions.”

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

Exhibit Number	Description
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
**10.18
Restricted Stock Unit Awards between Tegal Corporation and each of Thomas Mika and Christine Hergenrother, each dated October 7, 2010, (incorporated by reference on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010).

10.19
Formation and Contribution Agreement between Tegal Corporation and se2quel Partners LLC and sequel Power LLC, dated January 14, 2011 (incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2011).

10.20
Warrant issued to se2quel Partners LLC dated January 14, 2011 (incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2011).

10.21
Warrant issued to se2quel Management GmbH dated January 14, 2011 (incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2011).

10.22
Asset Purchase Agreement between Tegal Corporation and SPP Process Technology Systems Limited dated February 9, 2011 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2011).

10.23
Trademark License Agreement between Tegal Corporation and SPP Process Technology Systems Limited dated February 9, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2011).

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

__________

**         Management contract for compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tegal Corporation

By:	/s/thomas r. mika
Thomas R. Mika
President, Chief Executive Officer and Chairman of the Board
__
Dated:  June 29, 2011

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

Signature	Title	Date

/s/ THOMAS R. MIKA	President, CEO, and Chairman of the Board	June 29, 2011
Thomas R. Mika	(Principal Executive Officer)

/s/ CHRISTINE T. HERGENROTHER	Chief Financial Officer (Principal	June 29, 2011
Christine T. Hergenrother	Financial and Accounting Officer)

/s/ JEFFREY M. KRAUSS	Director	June 29, 2011
Jeffrey M. Krauss

/s/ CARL MUSCARI	Director	June 29, 2011
Carl Muscari

/s/ GILBERT BELLINI	Director	June 29, 2011
Gilbert Bellini

INDEX TO EXHIBITS
Exhibit Number	Description
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
**10.18
Restricted Stock Unit Awards between Tegal Corporation and each of Thomas Mika and Christine Hergenrother, each dated October 7, 2010, (incorporated by reference on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010).

Exhibit Number	Description
10.19
Formation and Contribution Agreement between Tegal Corporation and se2quel Partners LLC and sequel Power LLC, dated January 14, 2011 (incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2011).

10.20
Warrant issued to se2quel Partners LLC dated January 14, 2011 (incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2011).

10.21
Warrant issued to se2quel Management GmbH dated January 14, 2011 (incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2011).

10.22
Asset Purchase Agreement between Tegal Corporation and SPP Process Technology Systems Limited dated February 9, 2011 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2011).

10.23
Trademark License Agreement between Tegal Corporation and SPP Process Technology Systems Limited dated February 9, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2011).

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