Form 10-K/A
period 2011-03-31
TEGAL CORP /DE/
filed 2011-07-26
CIK 931059

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

140 2nd Street, Suite 318
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
Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the common stock on March 31, 2011 as reported on the NASDAQ Capital Market, was $5,066,421. As of June 29, 2011, 1,688,807 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

See “Explanatory Note.”

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Tegal Corporation for the fiscal year ended March 31, 2011 originally filed with the Securities and Exchange Commission (“SEC”) on June 29, 2011(the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended March 31, 2011. We are also including as exhibits the current certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  All share amounts and price give effect to the 1-for-5 reverse stock split effected by us on June 15, 2011.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to June 29, 2011. In this Amendment, unless the context indicates otherwise, the terms “company,” “we,” “us,” and “our” refer to Tegal Corporation. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS

The following table sets forth information regarding our directors as of July 13, 2011:

Name	Age	Director Since	Term Will Expire
Gilbert Bellini, Director	55	2011	2012
Jeffrey M. Krauss, Director	54	1992	2012
Thomas R. Mika, President, CEO and Chairman of the Board	60	2006	2012
Carl Muscari, Director	59	2007	2012

Gilbert A. Bellini originally joined the board of directors of Tegal in September 2008 as a representative for Alcatel Micro Machining. He resigned his board membership in December 2010 after the transfer of the Tegal shares from Alcatel Micro Machining  Systems to Alcatel Participations, LLC. and the subsequent sale of Alcatel Vacuum Technologies France to Pfeiffer Vacuum Technology, AG.  Mr. Bellini was reappointed to Tegal’s board of directors as an independent director in January 2011.  Mr. Bellini has held the position of Director of the Global Logistics of Adixen Vacuum Products since December 2010.  During the time period from March 2006 to March 2010, he held the position of President of Alcatel Micro Machining Systems.  Mr. Bellini holds a Bachelor of Science degree in Electronics from the University of Grenoble in France, and followed several internal International Business Education Trainings in Alcatel. We believe that Mr. Bellini’s education and experience as an engineer and his management experience at companies in the semiconductor industry make Mr. Bellini a highly-valued member of the Board of Directors.

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

EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of July 13, 2011:

Name	Age	Position
Thomas R. Mika	60	President and Chief Executive Officer
Christine T. Hergenrother	46	Vice President, Chief Financial Officer and Treasurer

For information on Mr. Mika’s background, see “Directors” above.

Christine Hergenrother was appointed our Vice President, Chief Financial Officer, Secretary and Treasurer in March 2005. Prior to that, Ms. Hergenrother served as our Director of Corporate Development since June 2004, with principal responsibility for Sarbanes-Oxley and general SEC compliance matters. Between September 2002 and March 2004, Ms. Hergenrother was the Corporate Controller of Amarin Pharmaceuticals, Inc. From February 1997 until September 2002, Ms. Hergenrother held positions of increasingly responsibility within the finance department of Tegal. Prior to Tegal, she was a senior accountant at Mindscape Inc. and a staff auditor at the firm of Pisenti & Brinker, LLP. Ms. Hergenrother holds a Bachelor of Science degree in Business Management from Illinois State University. Ms. Hergenrother is a member of the American Institute of Certified Public Accountants and the California Society of CPA’s.

There are no family relationships between any of our directors or executive officers.

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

Audit Committee

The Board of Directors has established a standing Audit Committee.  The Audit Committee, consisting of Messrs. Muscari, Bellini and Krauss (Chairman) at the fiscal year end March 31, 2011, reviews the adequacy of internal controls and the results and scope of the audit and other services provided by our independent auditors. The Audit Committee meets periodically with management and the independent auditors.

Each member of our Audit Committee meets the enhanced independence standards established by the Sarbanes-Oxley Act of 2002 and related rulemaking of the Securities and Exchange Commission, or SEC. The Board of Directors has further determined that Mr. Krauss, Chairman of the Audit Committee, is an “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii)) of Regulation S-K promulgated by the SEC, by virtue of his relevant experience listed in his biographical summary provided above.

Compensation Committee

The Compensation Committee consists of Messrs. Muscari (Chairman), Krauss and Bellini.  The Compensation Committee held two meetings in fiscal 2011. The functions of the Compensation Committee include establishing salaries, incentives and other forms of compensation for our officers and other employees and administering our incentive compensation and benefit plans. The Board of Directors has adopted a compensation committee charter, a copy of which is posted on our website at www.tegal.com.

Compensation Committee Interlocks and Insider Participation

There are and were no interlocking relationships between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee is comprised of Messrs. Muscari (Chairman), Bellini and Krauss. The Nominating/Corporate Governance Committee held one meeting in fiscal year 2011, but met informally on several occasions to discuss particular candidates and matters related to corporate governance. The functions of the Nominating/Corporate Governance Committee are to identify qualified candidates for election to the Board of Directors and establish procedures for the director candidate nomination and evaluation. The Board of Directors has adopted a Nominating/Corporate Governance Committee charter, a copy of which is posted on our website at www.tegal.com.

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

CODE OF BUSINESS CONDUCT AND ETHICS

Our Code of Business Conduct and Ethics is available to stockholders, upon written request, and is posted on our website at www.tegal.com. If you would like a copy of our Code, please send your request to: Christine Hergenrother, Secretary, Tegal Corporation, 140 2nd Street, Suite 318, Petaluma, California  94952.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the SEC. Officers, directors and greater-than-ten-percent holders are required to furnish us with copies of all such forms which they file.

To our knowledge, based solely on our review of such reports or written representations from certain reporting persons, we believe that all of the filing requirements applicable to our officers, directors and greater than 10% beneficial owners subject to Section 16 of the Exchange Act were complied with during the fisal year ended March 31, 2011.

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

The Committee meets regularly with Tegal’s President and Chief Executive Officer, Mr. Mika, to obtain recommendations with respect to our compensation programs, practices and packages for executives, other employees and directors. Mr. Mika makes recommendations to the Committee on the base salary, bonus targets and equity compensation for the executive team and other employees. The Committee considers, but is not bound to and does not always accept, Mr. Mika’s recommendations with respect to executive compensation. The Committee seriously considers proposals made by Mr. Mika, and executive compensation levels established for fiscal 2011 were generally based upon recommendations made by Mr. Mika.

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

Reliance on Compensation Consultants

The Committee has the authority to engage its own independent advisors to assist in carrying out its responsibility. In fiscal 2011, the Committee did not retain a compensation consultant.

Base Salary

The base salary for each named executive officer is generally established through negotiation at the time the executive is hired, taking into account the executive’s qualifications, experience, prior salary and competitive salary information.  Each year, the Compensation Committee determines whether to approve merit increases to our named executive officers’ base salaries based upon their individual performance and the recommendations of Mr. Mika.  As a result of such a review, salaries for our named executive officers during fiscal 2011 remained the same as fiscal 2010.

Bonus Plan

In order to motivate executives and managers in the attainment of our annual goals and to enhance our ability to attract and retain key managerial employees through a competitive compensation package, in past years we have adopted an annual discretionary performance bonus plan for certain executives and managers. Under this plan, each named executive officer or manager typically has an annual bonus incentive target expressed as a percentage of that executive’s or manager’s base salary. For fiscal 2010, no bonuses were paid. In fiscal 2011, for annual cash bonuses, the Committee took into consideration the achievement of specific strategic and operational goals, including the sale of the Company or its assets, the implementation of a plan of downsizing and reorganization, the achievement of cash break-even or better operating results, the avoidance of delisting, the avoidance of bankruptcy, the achievement of certain strategic partnerships, the improvement in the Company’s stock price and the transition of the Company to a new business model that has the potential to reverse the Company’s recent historic losses and to achieve long-term gains in the Company’s stock price.  For fiscal 2011, bonuses were paid to Mr. Mika in the amount of $125,000 and Ms. Hergenrother in the amount of $75,000.

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

Equity-based incentives are granted to our officers under Tegal’s stockholder-approved equity incentive plan. The Committee has in the past several years only granted equity awards to executive officers at its scheduled meetings. Grants approved during scheduled meetings become effective and are priced as of the date of approval, or a predetermined future date (for example, new hire grants are effective as of the later of the date of approval or the newly hired employee’s start date), provided that if a public announcement of material information other than quarterly earnings is anticipated, the grant date may be deferred at the discretion of the Board of Directors or Committee until after release of such information. All grants of stock options or other equity awards to newly-hired employees are made by the Committee or the Board of Directors at regularly scheduled quarterly meetings. The exercise price of all options is at the closing price of our common stock on the grant date, as reported by the Nasdaq Stock Market.

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

In fiscal 2011, for the award of  stock options and restricted stock unit awards for management the Committee took into consideration the achievement of specific strategic and operational goals, including the sale of the Company or its assets, the implementation of a plan of downsizing and reorganization, the achievement of cash break-even or better operating results, the avoidance of delisting, the avoidance of bankruptcy, the achievement of certain strategic partnerships, the improvement in the Company’s stock price and the transition of the Company to a new business model that has the potential to reverse the Company’s recent historic losses and, in particular, achieving long-term gains in the Company’s stock price.  The number of options and restricted stock units the Committee grants to each officer and the vesting schedule for each grant is determined based on a variety of factors, including the Committee’s goal of increasing the proportion of long-term incentive compensation awarded to executive officers.  Restricted Stock Unit grants were made to Mr. Mika in the amount of 100,417 units and to Ms. Hergenrother in the amount of 43,036 units in fiscal 2011.

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

We, the Compensation Committee of the Board of Directors of Tegal Corporation, have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K/A with management. Based on such review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Tegal’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2011.

Submitted on July 25, 2011 by the members of the Compensation Committee of the Board of Directors.

THE COMPENSATION COMMITTEE

Carl Muscari, Chair
Jeffrey M. Krauss
Gilbert Bellini

EXECUTIVE COMPENSATION

The following table shows, for the fiscal year ended March 31, 2011, the cash compensation paid by us and our subsidiaries as well as certain other compensation paid or accrued for those years for services in all capacities to the persons serving as the Chief Executive Officer during fiscal year 2011 and 2010 and the other two most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in fiscal year 2011 and 2010, which executives are referred to as the “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Thomas Mika	2011	284,589	125,000	250,584	1,494	661,667
Chairman, President & CEO	2010	271,393	—	—	1,081	272,474
Christine Hergenrother	2011	174,803	75,000	105,438	901	356,142
Vice President, CFO	2010	162,947	—	—	401	163,348
(1)	The amount is calculated by taking the full number of restricted stock units multiplied by the market price of the stock on the grant date.

(2)	All other compensation in fiscal year 2011 and 2010 includes for all individuals the value of the company match under the 401(k) Plan.

OUTSTANDING EQUITY OPTION AWARDS AT FISCAL YEAR END

The following table sets forth the outstanding stock options held by the named executive officers at March 31, 2011. No plan-based option awards were granted during the fiscal year ended March 31, 2011.

	Options Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) (1) Unexercisable	Option Exercise Price ($)	Option Expiration Date (2)	Number of Securities Underlying Vested		Number of Securities Underlying Unvested	Market Price at Grant Date ($)	RSU Expiration Date (6)
Thomas Mika	3,267	0	23.00	11/15/2016	7,700	(3)	62,300	2.45	11/05/2020
	20,730	2,592	21.00	12/18/2017	7,604	(4)	22,813	3.60	1/27/2021
	43,692	14,564	11.70	11/5/2018

Christine Hergenrother	3,538	0	23.00	11/15/2016	4,733	(5)	38,303	2.45	11/05/2020
	3,353	479	21.00	12/18/2017
	5,384	2,693	11.70	11/5/2018

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

(3)
The Stock Award (consisting of restricted stock units) shall vest 7,000 units on November 5, 2010, 17,500 units vesting on November 5, 2011, November 5, 2012 and November 5, 2013, and 9,800 units vesting on November 5, 2014.  The constructive receipt of the underlying common stock has been deferred until November 5, 2014.

(4)
The Stock Award (consisting of restricted stock units) shall vest 7,604 units on January 27, 2011, January 27, 2012 and January 27, 2013, and 7,605 units on January 27, 2014.   The constructive receipt of the underlying common stock has been deferred until January 27, 2014.

(5)
The Stock Award (consisting of restricted stock units) shall vest 4,733 units on November 5, 2010, 10,759 units vesting on November 5, 2011,  November 5, 2012 and November 5, 2013, and 7,460 units vesting on November 5, 2014.  The constructive receipt of the underlying common stock has been deferred until November 5, 2014.

(6)	The expiration date of each restricted stock unit occurs ten year after the date of grant.

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

POTENTIAL PAYMENTS UPON TERMINATION

The following table summarizes potential change in control and severance payments to each named executive officer. The three right-hand columns describe the payments that would apply in three different potential scenarios — a termination of employment as a result of death, disability or our non-renewal of a written employment agreement; a termination of employment as a result of the named executive officer’s termination of employment by us other than for cause or resignation for good reason; or a termination of employment as a result of the named executive officer’s termination of employment by us other than for cause or resignation for good reason, in each case within 12 months following a change in control.  The table assumes that the termination or change in control occurred on March 31, 2011.

	As of March 31, 2011
Name	Death, Termination as a Result of Disability or Non-Renewal of Employment Agreement		Termination without Cause or Resignation for Good Reason Prior to a Change in Control or More than 12 Months Following a Change of Control		Termination without Cause or Resignation for Good Reason Within 12 Months Following a Change of Control
Thomas Mika
Cash Severance	$853,000	(1)	$853,000	(1)	$853,000	(2)
Option Award Acceleration (5)	—		—		—
RSU Acceleration (6)	—		—		$301,251
Total	$853,000		$853,000		$1,154,251
Christine Hergenrother
Cash Severance	$238,125	(3)	$238,125	(3)	$238,125	(4)
Option Award Acceleration (5)	—		—		—
RSU Acceleration (6)	—		—		$129,108
Total	$238,125		$238,125		$367,233

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

(5)
Amount represents the fair market value of our common stock on March 31, 2011 less the exercise price of the accelerated stock options, multiplied by the number of shares underlying the options subject to accelerated vesting.

(6)	Amount represent the fair market value of our common stock on March 31, 2011 multiplied by the number of shares the underlying RSUs subject to accelerated vesting.

Director Compensation

Our outside directors currently receive an annual $15,000 retainer for service on the Board of Directors, meeting fees of $1,500 per Board meeting and $1,000 for the first six audit committee meetings and $750 for the first six nominating and compensation committee meetings not held in conjunction with a full Board of Directors meeting. Furthermore, directors may be reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings. Additionally, each committee chair receives an annual chair retainer as follows:  $7,500 for the Audit Committee chair, $5,000 for the Compensation Committee chair and $4,000 for the Nominating/Corporate Governance Committee chair. In addition, non-employee directors receive 1,666 stock options upon initial election or appointment to the Board of Directors and each director automatically receives 833 stock options annually thereafter.

The following table shows director compensation during fiscal year 2011.

	Fiscal Year Ended March 31, 2011
Name	Fees Earned or Paid in Cash ($)	Options (1)($)	Total ($)
Gilbert Bellini	—	1,621	—
Jeffrey M. Krauss	36,375	1,621	36,375
Carl Muscari	37,500	1,621	37,500
Ferdinand Seemann (2)	16,887		16,887

(1)
On March 24, 2011, the Board of Directors issued stock options to purchase 833 shares of Tegal common stock to each of Messrs. Bellini, Krauss, and Muscari which stock options vest monthly over a one-year period. The aggregate number of options outstanding at the end of fiscal year 2011 for each non-employee director was as follows:  Mr. Bellini, 3,332 shares, Mr. Krauss, 11,765 shares; Mr. Muscari, 4,232 shares; and Mr. Seemann 2,499 shares.

(2)	On September 9, 2010, Mr. Seemann resigned from the Board of Directors

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of March 31, 2011 for all of our equity compensation plans, including our Eighth Amended and Restated 1998 Equity Participation Plan, our 2007 Incentive Award Plan, and our Fifth Amended and Restated Stock Option Plan for Outside Directors.

Plan Category	Number of Securities to be Issued upon Exercise of all Outstanding Options and RSUs	Weighted-Average Exercise Price of Outstanding Options and RSUs	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	294,300	$18.29	219,894	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	294,300	$18.29	219,894	(1)

(1)	Excludes 3,705 shares remaining available for future issuance under our Employee Qualified Stock Purchase Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by our directors, the individuals named in the Summary Compensation Table, all directors and executive officers as a group and beneficial owners of more than 5% of our common stock as of July 13, 2011. For purposes of this proxy, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or dispose of securities, regardless of any economic interest therein. An asterisk denotes beneficial ownership of less than 1%. The address of each director and officer is c/o Tegal Corporation, 140 2nd Street, Suite 318, Petaluma, California 94952.

Name of Beneficial Owner	Position	Shares Beneficially Owned ( # ) (1)	Percent Of Class (%) (1)
Thomas R. Mika (2)	President & CEO	79,450	4.70

Christine Hergenrother (2)	Vice President & CFO	19,377	1.15

Jeffrey M. Krauss (2)	Director	13,508	*

Gilbert Bellini (2)	Director	2,915	*

Carl Muscari(2)	Director	3,815	*

Directors and Named Executive Officers as a group (5 individuals)		119,066	7.05%

Alcatel Vacuum Technology France (3)	Investor	208,877	12.37
(1)
Applicable percentage of ownership is based on 1,688,807 shares of common stock outstanding as of July 13, 2011. The number of shares of common stock beneficially owned and calculation of percent ownership of each person or group of persons named above, in each case, takes into account those shares underlying stock options that are currently exercisable within 60 days of July 30, 2011, but which may or may not be subject to our repurchase rights, and shares of common stock that such person or group of person has the right to acquire within 60 days of July 30, 2011 pursuant to the vesting or distribution of restricted stock units.

(2)	Includes options to purchase shares of common stock that are exercisable within 60 days of July 30, 2011 and shares underlying RSUs that may be acquired within 60 days of July 30, 2011.

(3)	Based on the records of our transfer agent. Includes 208,877 of common stock with sole voting power. The address of the principal business is 12 Rue De La Baume 75008, Paris, France.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On September 2, 2008, we, AMMS and Alcatel Lucent (“Alcatel” and together with AMMS, the “Sellers”), entered into an Asset Purchase Agreement pursuant to which we agreed to purchase certain equipment, intellectual property and other assets of the Sellers for an aggregate consideration of $5,000,000. This transaction was closed on September 16, 2008. The Purchase Price was in the form of $1,000,000 in cash and $4,000,000 in shares of our common stock, par value $0.01 per share (the “Common Stock”), or 208,877 shares. Pursuant to the Purchase Agreement, we agreed to appoint Gilbert Bellini to our board of directors. AMMS’ board designation right terminated when AMMS beneficially owned less than 5% of the number of shares of Common Stock issued and outstanding (including the shares to be issued to the Sellers).

During the fiscal year ended March 31, 2011, we paid Alcatel Vacuum Technology France and its affiliates $550,147 for the purchase of services and inventory.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Burr, Pilger & Mayer LLP for the audit of our annual financial statements for the fiscal year ended March 31, 2011, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year ended March 31, 2011, and services that are normally provided by the Burr, Pilger & Mayer LLP in connection with statutory and regulatory filings and engagements for that fiscal year were approximately $253,000.

The aggregate fees billed for professional services rendered by Burr, Pilger & Mayer LLP for the audit of our annual financial statements for the fiscal year ended March 31, 2010, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year ended March 31, 2010, and services that are normally provided by the Burr, Pilger & Mayer LLP in connection with statutory and regulatory filings and engagements for that fiscal year were approximately $327,000.

Audit-Related Fees

The aggregate fees billed by Burr, Pilger & Mayer LLP for assurance and related services that were reasonably related to the performance of the audit or review of our 401(k) plan and are not reported above under “Audit Fees” were $12,000 and $12,000 for the fiscal years ended March 31, 2010 and 2011, respectively.

Tax Fees

The aggregate fees billed by Burr, Pilger & Mayer, LLP for professional services rendered for tax compliance, tax advice, and tax planning will be approximately $45,000 for the fiscal year ended March 31, 2011 and were approximately $45,000 for the fiscal year ended March 31, 2010.

The aggregate fees billed by Dal Pogetto for professional services rendered for tax compliance were approximately $7,500 for fiscal year ended March 31, 2011 and $7,500 for the fiscal year ended March 31, 2010.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit services to be provided by the independent auditors. The Audit Committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors. The Chairman of the Audit Committee may specifically approve any service within the pre-approved audit and non-audit service category if the fees for such service exceed the maximum set forth in the policy, as long as the excess fees are not reasonably expected to exceed $50,000. Any such approval by the Chairman must be reported to the Audit Committee at its next scheduled meeting. The general pre-approval fee levels for all services to be provided by the independent auditors are reviewed annually by the Audit Committee. The annual tax return services provided by Burr, Pilger & Mayer were 18% of the total audit fees for the fiscal year ended March 31, 2011 and 16% of the total audit fees for the fiscal year ended March 31, 2010. 100% of the “audit related fees” were approved by the Audit Committee.

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

In this context, the Audit Committee has reviewed and discussed our audited financial statements as of and for the year ended March 31, 2011 with management and the Independent Registered Public Accounting Firm. The Audit Committee has discussed with the Independent Registered Public Accounting Firm the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as currently in effect. In addition, the Audit Committee has received the written disclosures and the letter from the Independent Registered Public Accounting Firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as currently in effect, and it has discussed with the Independent Registered Public Accounting Firm their independence from us. The Audit Committee has also considered whether the Independent Registered Public Accounting Firm’s provision of information technology services and other non-audit services to us is compatible with maintaining the Independent Registered Public Accounting Firm’s independence.

Based on the reports and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended March 31, 2011, for filing with the Securities and Exchange Commission.

Submitted on June 29, 2011 by the members of the Audit Committee of the Board of Directors.

Jeffrey M. Krauss
Carl Muscari
Gilbert Bellini

Item 15. Exhibits and Financial Statement Schedules

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