Form 10-Q
period 2011-06-30
TEGAL CORP /DE/
filed 2011-08-12
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 5, 2011, there were 1,688,807 of the Registrant’s common stock outstanding. The number of shares outstanding reflects a 1-for-5 reverse stock split effected by the Registrant on June 15, 2011.

TEGAL CORPORATION AND SUBSIDIARIES

Index

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	March 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$7,027	$7,575
Restricted cash	200	200
Prepaid expenses and other current assets	82	139
Other assets of discontinued operations	479	1,129
Total current assets	7,788	9,043
Property and equipment, net	63	112
Investment in unconsolidated affiliate	1,890	2,046
Total assets	$9,741	$11,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71	$262
Common stock warrant liability	14	26
Accrued expenses and other current liabilities	288	94
Liabilities of discontinued operations	922	1,410
Total current liabilities	1,295	1,792

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 50,000,000 shares authorized; 1,688,943 and 1,687,623 shares issued and outstanding at June 30, 2011 and March 31, 2011, respectively.	17	17
Additional paid-in capital	129,008	128,977
Accumulated other comprehensive loss	(167)	(167)
Accumulated deficit	(120,412)	(119,418)
Total stockholders’ equity	8,446	9,409
Total liabilities and stockholders’ equity	$9,741	$11,201

See accompanying notes to condensed consolidated financial statements.

Index

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2011	2010

Revenue - related party	$19	$--
Cost of revenue	--	--
Gross profit	19	-
Operating expenses:
General and administrative expenses	873	675
Total operating expenses	873	675
Operating loss	(854)	(675)
Equity in (earnings) loss of unconsolidated affiliate	150	--
Other income, net	(12)	(201)
Loss before income tax benefit	(992)	(474)
Income tax expense (benefit)	--	--
Net loss from continuing operations	(992)	(474)
Loss from discontinued operations, net of taxes	(2)	(1,994)
Net loss	$(994)	$(2,468)

Net (loss) income per share from continuing operations:
Basic	$(0.59)	$(0.28)
Diluted	$(0.59)	$(0.28)

Net (loss) income per share from discontinued operations and asset disposition:
Basic	$(0.00)	$(1.18)
Diluted	$(0.00)	$(1.18)

Net (loss) income per share:
Basic	$(0.59)	$(1.46)
Diluted	$(0.59)	$(1.46)

Weighted average shares used in per share computation:
Basic	1,689	1,688
Diluted	1,689	1,688

See accompanying notes to condensed consolidated financial statements.

Index

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net Loss	$(994)	$(2,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	31	107
Stock issued under stock purchase plan	--	1
Fair value adjustment of common stock warrants EITF 07-05 (Topic 815)	(12)	(201)
Depreciation and amortization - continuing operations	5	--
Depreciation and amortization - discontinued operations	--	175
Loss on disposal of property and equipment - continuing operations	54	--
Loss on disposal of property and equipment - discontinued operations	--	8
Change in value of unconsolidated affiliate	156	--

Changes in Continuing operating assets and liabilities:
Prepaid expenses and other assets	57	--
Accounts payable	(191)	97
Accrued expenses and other current liabilities	194	--
Changes in Discontinued operations assets and liabilities:
Accounts receivables and Other receivables	221	2,392
Provision for doubtful accounts and sales returns allowances	(71)	(60)
Inventories, net	--	(87)
Prepaid expenses and other current assets	1	669
Accounts payable	(503)	(790)
Accrued expenses and other current liabilities	17	(163)
Accrued product warranty	--	(94)
Deferred revenue	--	(242)
Net cash used in operating activities	(1,035)	(656)
Cash flows from investing activities:
Acquisition of property and equipment - continuing operations	(11)	(88)
Net cash received on OEM asset disposition - discontinued operations	500	--
Net cash provided by (used in) investing activities:	489	(88)
Cash flows from financing activities:
Net cash used in financing activities	--	--

Effect of exchange rates on cash and cash equivalents	(2)	(349)
Net decrease in cash and cash equivalents	(548)	(1,093)
Cash and cash equivalents at beginning of period	7,575	7,298
Cash and cash equivalents at end of period	$7,027	$6,205

Supplemental disclosure of non-cash activities:
Transfer of demo lab equipment between inventory (USA) and fixed assets (France)	$--	$219

See accompanying notes to condensed consolidated financial statements.

Index

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except per share data)

1.	Basis of Presentation:

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2011 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011. The results of operations for the three months ended June 30, 2011 are not necessarily indicative of results to be expected for the entire year.

Tegal Corporation and its subsidiaries (“Tegal”, “the Company”, “we”, “us” or “our” consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. We incurred net losses of ($994) and ($2,468) for the three months ended June 30, 2011 and 2010, respectively. We used $1,035 and $656 of cash in operating activities for the three months ended June 30, 2011 and 2010, respectively. We believe that our existing balances of cash and cash equivalents, combined with continued cost containment, will be adequate to fund operations through fiscal year 2012.

Throughout most of fiscal 2011, our operations consisted mainly of the sale and support of the Deep Reactive Ionic Etch (“DRIE”) product lines which we had acquired from Alcatel Micro Machining Systems (“AMMS”) in fiscal 2009, including the operation of our Tegal France subsidiary, which had been engaged in several joint development projects partially supported by customers and the government of France. Tegal France had also been the center for the majority of our product and process development efforts and engineering activities related to the improvement of our DRIE product lines.

DRIE systems sales and the associated spares and service revenue represented the sole source of the Company’s revenue in fiscal 2011. For all of fiscal 2010, DRIE sales represented approximately 47% of our total revenues. Since the DRIE markets were seriously impacted by the downturn in the semiconductor markets and the lack of available capital for new product development globally, DRIE sales alone were not enough to continue supporting the Company, even with significant reductions in our operating expenses resulting from the sale of the legacy etch and PVD business, as well as the implementation of further cost containment measures. Accordingly, while we focused our efforts on the operation of the DRIE business in the first half of fiscal 2011, we continued to seek and evaluate strategic alternatives, which included a continued operation of the Company as a stand-alone business with a different business plan, a merger with or into another company, a sale of all or substantially all of our remaining assets, and the liquidation or dissolution of the Company, including through a voluntary dissolution or a bankruptcy proceeding.

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

Following our investment in Sequel Power, and as a result of our continuing efforts to reduce our operating losses, on February 9, 2011, the Company and SPP Process Technology Systems Limited (“SPTS”) entered into an Asset Purchase Agreement. That agreement included the sale of all of the shares of Tegal France, SAS, the Company’s wholly-owned subsidiary and product lines and certain equipment, intellectual property and other assets relating to the DRIE Etch plasma etch systems and certain related technology. The other major asset remaining after the sale of our legacy etch and physical vapor deposition (“PVD”) business and our DRIE business was our Nano-Layer Deposition (“NLD”) intellectual property portfolio. Having discontinued the implementation of NLD during fiscal 2010, we instead began to offer this asset for sale to third parties. Concurrently, we began the process of closing and/or liquidating all of our other wholly-owned subsidiary companies, including SFI and Tegal GmbH, along with branches in Taiwan, Korea and Italy. As a result, all of our activities related to our legacy etch and PVD business, our DRIE business, our NLD development activities and our subsidiaries and branches are now included in discontinued operations.

Index

The process of consolidation and transition, driven by the financial crisis and worsened by our relatively weak strategic and financial position in the semiconductors and micro-electro-mechanical systems (“MEMS”) capital equipment sectors, continues. Our main objective has been to preserve as much value for stockholders as possible as we transitioned to a business model that avoids high fixed costs, but retains our capabilities to attract and exploit emerging technologies. So far, we have invested in one opportunity in a high-growth sector related to semiconductors – photo voltaic (PV) based solar. The Sequel Power model for large scale PV-based solar projects is unique in the industry and has won significant acclaim from governments, industrial companies and industry advocates for its innovation and prospect for success. By forming this new company, we expect to employ our capital equipment know-how, a portion of our cash and potentially the tax benefits of our NOL’s. We intend to support the activities of Sequel Power through our direct efforts and through related operations and investments that we may make in the future, should the circumstances be favorable. In addition, we are actively evaluating opportunities for partnerships with other diversified technology-based companies in order to exploit our shared experience and to enhance our value as a public company.

We cannot assure you that we will be successful in pursuing any of these strategic alternatives. If our efforts do not succeed, we may need to raise additional capital which may include capital raises through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all. Failure to raise any needed funds would materially adversely affect us. It is not possible to predict when our business and results of operations will improve. In consideration of these circumstances, the Company may be forced to consider a merger with or into another company or the liquidation or dissolution of the company, including through a bankruptcy proceeding. We cannot assure you that we will be successful in pursuing any of these strategic alternatives. If we were to liquidate or dissolve the company through or outside of a bankruptcy proceeding, you could lose all of your investment in Tegal common stock.

Reclassifications

As a result of the sale of the Company’s DRIE assets in the prior fiscal year, and in accordance with generally accepted accounting principles, the DRIE business operations related to the designing, manufacturing, marketing and servicing of systems and parts within the semiconductor industry has been reclassified to discontinued operations in our condensed consolidated financial statements. Amounts for the prior periods have been reclassified to conform to this presentation. The exit from the DRIE operation was essentially completed by the end of the fourth quarter of our 2011 fiscal year.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments. Prior to the sale of the DRIE assets, the Company’s accounts receivable balance was also subject to credit risk. Substantially all of the Company’s liquid investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant.

As of June 30, 2011, two customers accounted for 100% of the accounts receivable balance. As of June 30, 2010, three customers accounted for approximately 70% of the accounts receivable balance. The full amount of balances in accounts receivable for the periods ended June 30, 2011 and 2010, respectively, are included in discontinued operations.

For the three months ended June 30, 2011, Sequel Power accounted for 100% of total revenue, which is included in continuing operations. For the three months ended June 30, 2010, Bruckner Supply, Indo-French High-Tech Equipment, and SRI International accounted for 47%, 30%, and 12%, respectively, of total revenue. Total revenue for the three months ended June 30, 2010 is included in discontinued operations.

The balance on the Company’s note receivable was paid in full during the first quarter of the current fiscal year. Previously, the note receivable consisted of the outstanding payments owed by OEM Group in connection with the sale of legacy etch and PVD assets completed in March 2010. The Company is entitled to receive an additional contingent payment of $440 related to the terms of the sale. The contingent payment will be paid in full in two installments. The Company expects to receive the first and second installment payments of the contingent payment in the second and third quarters of the current fiscal year. The first installment of $300 was paid on July 5, 2011, which will be classified as a gain on sale in the second quarter of the current fiscal year.

Index

Derivative Instruments

In June 2008, the Financial Accounting Standards Board (“FASB“) ratified the EITF consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF Issue 07-05”) (Topic 815) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133 (Topic 815), Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments are potentially indexed to an entity’s own common stock. EITF Issue No. 07-05 (Topic 815) became effective for fiscal years beginning after December 15, 2008. The Company adopted Topic 815 as of April 1, 2009. As a result, warrants to purchase 285,454 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $30.00-$495.00 and expire between February 2010 and September 2013. As such, effective April 1, 2009, the Company reclassified the fair value of these warrants, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue between February 2000 and January 2006. On April 1, 2009, the Company reclassified $346 from additional paid-in capital, as a cumulative effect adjustment, to beginning accumulated deficit, and $502 to common stock warrant liability to recognize the fair value of such warrants on such date. As of March 31, 2010, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions: risk-free interest rate of 2.55%; expected life of 1.06 years; an expected volatility factor of 74.2%; and a dividend yield of 0.0%. At June 30, 2011, the fair value of the warrants was $14, which was calculated using the Black-Scholes pricing model with the following weighted average assumptions: risk-free interest rate of 1.76%; expected life of 0.87 years; an expected volatility factor of 75%; and a dividend yield of 0.0%. The Company recorded a non-cash gain related to the warrants of $12 in the quarter ended June 30, 2011 and a non-cash gain of $201 in the quarter ended June 30, 2010.

Investment in Unconsolidated Affiliate

The Company evaluates its joint venture arrangements to determine whether they should be recorded on a consolidated basis. The percentage of ownership interest in the joint venture, an evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in the consolidation assessment.

We account for our investment in joint ventures where we own a non-controlling interest or where we are not the primary beneficiary of a VIE using the equity method of accounting. Under the equity method, our cost of investment is adjusted for our share of equity in the earnings or losses of the unconsolidated affiliate and reduced by distributions received.

Any differences between the cost of our investment in an unconsolidated affiliate and our underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from a different basis in assets contributed to the joint venture. The net difference between our investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates is generally amortized over a period of ten years, which is determined to be the estimated useful life of the underlying intangibles which created the difference in carrying amount. The net difference at March 31, 2011 was $1,730. The amortization expense related to this difference for the fiscal year ended March 31, 2011 was $45. The amortization expense related to this difference for the three month period ended June 30, 2011 was $41.

 On a periodic basis, we assess whether there are any indicators that the fair value of our investments in unconsolidated affiliates may be impaired. An investment is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each investment are based on a number of assumptions such as future revenue projections, operating forecasts, discount rates and capitalization rates, among others. These assumptions are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the fair values estimated in the impairment analyses may not be realized. No impairments of investments in unconsolidated affiliates were incurred during the year ended March 31, 2011 or the three month period ending June 30, 2011.

Intangible Assets

Intangible assets include patents and trademarks that are amortized on a straight-line basis over periods ranging from 5 years to 7 years. The Company performs an ongoing review of its identified intangible assets to determine if facts and circumstances exist that indicate the useful life is shorter than originally estimated or the carrying amount may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flow associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. As of fiscal year end 2011, all of the Company’s remaining intangible assets were included in the asset sale of the DRIE product line to SPTS, except for those that were internally developed, which have a carrying value of zero.

Index

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. No impairment charges were recorded for fixed assets for the three months ended June 30, 2011. No impairment charges were recorded for intangible assets since all intangible assets, other than those internally developed, were included in the sale of the DRIE assets to SPTS in the prior fiscal year.

Pension Obligations

Going into fiscal year 2011, the Company began the process of closing and/or liquidating all of our wholly-owned subsidiary companies, not already sold, including Tegal Germany. The subsidiaries are now included in discontinued operations. The Company has recognized an ongoing liability for pensions related to the Tegal Germany subsidiary. However, in fiscal year 2011, the Company recognized an additional liability for the independent third-party administration of the pension program once this subsidiary is closed. The total pension liability for the period ending June 30, 2011 was $700.

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

Total stock-based compensation expense related to stock options and restricted stock units (“RSUs”) for the three months ended June 30, 2011 and 2010 was $31 and $107, respectively. The total compensation expense related to non-vested stock options and RSUs not yet recognized at June 30, 2011 is $274.

The Company used the following valuation assumptions to estimate the fair value of options granted for the three month periods ended June 30, 2011 and 2010, respectively:

STOCK OPTIONS:	2011	2010
Expected life (years)	6.0	6.0
Volatility	77.4%	74.1%
Risk-free interest rate	1.76%	1.79%
Dividend yield	0%	0%

ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility. No ESPP awards were made in the period ending June 30, 2011. The valuation assumptions are included for comparison only.

ESPP:	2011	2010
Expected life (years)	0.5	0.5
Volatility	43.3%	54.2%
Risk-free interest rate	0.03%	0.18%
Dividend yield	0%	0%

Index

Valuation and Other Assumptions for Stock Options

Valuation and Amortization Method. We estimate the fair value of stock options granted using the Black-Scholes model. We estimate the fair value using a single option approach and amortize the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

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

During the three months ended June 30, 2011, no stock option awards were granted.

Stock Options & Warrants

A summary of stock option and warrant activity during the quarter ended June 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Beginning outstanding	154,938	$21.63
Granted
Price = market value	--
Total	--
Exercised	--
Cancelled
Forfeited	--
Expired	(3,693)	21.69
Total	(3,693)	21.69

Ending outstanding	151,245	$21.63	5.51	$-
Ending vested and expected to vest	8,631	$21.60	5.16	$-
Ending exercisable	127,421	$23.34	5.16	$-

The aggregate intrinsic value of stock options and warrants outstanding at June 30, 2011 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of June 30, 2011.

Index

The following table summarizes information with respect to stock options and warrants outstanding as of June 30, 2011:

Range of Exercise Prices		Number Outstanding As of June 30, 2011	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable As of June 30, 2011	Weighted Average Exercise Price As of June 30, 2011
$2.90	$6.00	5,831	9.17	$4.67	3,956	$5.51
6.25	11.70	57,435	7.03	11.54	38,745	11.47
17.20	26.30	64,562	4.70	21.53	61,347	21.56
28.10	61.80	19,421	3.50	42.47	19,413	42.47
61.94	151.94	3,936	1.13	90.11	3,914	90.23
152.21	285.00	58	1.93	174.08	46	174.00
286.72	300.27	2	0.00	293.50	-	-

$2.90	$300.27	151,245	5.51	$21.63	127,421	$23.34

As of June 30, 2011, there was $28 of total unrecognized compensation cost related to outstanding options and warrants which the Company expects to recognize over a period of 1.03 years.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the three months ended June 30, 2011:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Balance April 1, 2011	123,416	$2.66
Granted	148,989	$1.79
Forfeited	-	$-
Vested	-
Balance, June 30, 2011	272,405	$2.18

Unvested restricted stock at June 30, 2011

As of June 30, 2011 there was $246 of total unrecognized compensation cost related to outstanding RSUs which the Company expects to recognize over a period of 3.15 years.

2.	Inventories:

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. Any excess and obsolete provision is only released if and when the related inventory is sold or scrapped. The Company did not sell or scrap previously reserved inventory during the three months ended June 30, 2011 and June 30, 2010, respectively. The inventory provision balance at June 30, 2011 and June 30, 2010 was $0 and $1,021, respectively. The inventory provision for the three month period ending June 30, 2010 was related to the DRIE products, which were sold in the prior fiscal year.

Index

Net inventories for the periods presented were zero. All remaining inventory was included in the sale of the DRIE related assets in the prior fiscal year.

Prior to the sale of the DRIE assets in the prior fiscal year, the Company periodically analyzed any systems that were in finished goods inventory to determine if they were suitable for current customer requirements. At that time, the Company’s policy was that, if after approximately 18 months, it determines that a sale will not take place within the next twelve months and the system would be useable for customer demonstrations or training, it is transferred to fixed assets. Otherwise, it was expensed. Currently the Company’s inventory consists of the NLD hardware, which is held for sale, and has a current book value of zero.

3.	Product Warranty:

Prior to the sale of the DRIE assets in the prior fiscal year, the Company provided warranties on all system sales based on the estimated cost of product warranties at the time revenue was recognized. The warranty obligation was affected by product failure rates, material usage rates, and the efficiency by which the product failure was corrected. Warranty activity for the three months ended June 30, 2011 and 2010 is as follows:

	Warranty Activity for the Three Months Ended June 30,
	2011	2010
Balance at the beginning of the period	$-	$374
Additional warranty accruals for warranties issued during the period
Warranty expense during the period	-	(99)
Balance at the end of the period	$-	$275

Certain of the Company’s sales contracts included provisions under which customers would be indemnified by the Company in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to the Company’s products. There are no limitations on the maximum potential future payments under these guarantees. The Company has accrued no amounts in relation to these provisions as no such claims have been made, and the Company believes it has valid, enforceable rights to the intellectual property embedded in its products.

As part of the consideration paid in the sale of the DRIE assets in the prior fiscal year, all existing customer contracts, including all installation and warranty obligations of existing customers, were assumed by the buyer of those assets.

4.	Net Income (Loss) Per Common Share (EPS):

Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period. All amounts in the following table are in thousands except per share data.

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

Index

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended
	June 30,
	2011	2010

Net (loss) income from continuing operations	$(992)	$(474)

Loss from discontinued operations, net of taxes	(2)	(1,994)

Net loss applicable to common stockholders	$(994)	$(2,468)
Basic and diluted:
Weighted-average common shares outstanding	1,689	1,685
Weighted-average common shares used in diluted net (loss) income per common share	1,689	1,685

Net (loss) income per share from continuing operations:
Basic	$(0.59)	(0.28)
Diluted	$(0.59)	$(0.28)

Net (loss) income per share from asset sale and discontinued operations:
Basic	$(0.00)	$(1.18)
Diluted	$(0.00)	$(1.18)

Net (loss) income per share:
Basic	$(0.59)	(1.46)
Diluted	$(0.59)	(1.46)

Outstanding options and RSUs of 442,177 and 633,543 shares of common stock at a weighted-average exercise price per share of $8.74 and $43.20 on June 30, 2011 and 2010, respectively, were not included in the computation of diluted net (loss) income per common share for the three month periods presented as a result of their anti-dilutive effect. Such securities could potentially dilute earnings per share in future periods.

5.	Financial Instruments:

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes receivable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. The Company sold products in various global markets. As a result, the Company was exposed to changes in foreign currency exchange rates. The Company does not hold derivative financial instruments for speculative purposes. Foreign currency transaction gains and (losses) included in other income (expense), were $2 and ($185) for the three months ended June 30, 2011 and 2010, respectively. On June 30, 2011, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies. On June 30, 2011, the Company had 122,550 warrants outstanding with an exercise price of $30.00 expiring between June 2011 and September 2011. The Company recorded a non-cash gain of $12 and $201 in the quarter ending June 30, 2011 and 2010, respectively, related to these warrants.

6.	Asset Acquisitions and Sales:

On September 16, 2008, the Company acquired certain assets from Alcatel Micro Machining Systems (“AMMS”) and Alcatel Lucent (together, the “Sellers”). With this acquisition, we entered the DRIE market. DRIE is a highly anisotropic etch process used to create deep, steep-sided holes and trenches in wafers, with aspect ratios of 20:1 or more. DRIE was developed for micro-electro-mechanical systems (“MEMS”), which require these features, but is also used to excavate trenches for high-density capacitors for DRAM and more recently for creating TSVs in advanced 3-D wafer level packaging technology. The acquisition was designed to enable us to pursue the high-growth markets in MEMS and certain segments of integrated semiconductor device manufacturing and packaging. Current end-markets include production of a variety of MEMS and power devices, memory stacking (flash and DRAM), logic, RF-SiP, and CMOS image sensors. In thousands, the Company paid $1,000 in cash and $4,000 in shares of the Company’s common stock. The 208,877 shares of common stock issued by the Company was calculated by obtaining the quotient of (a) $4,000 divided by (b) the average of the closing sales prices of the Common Stock as reported on the Nasdaq Capital Market on the five (5) consecutive trading days immediately prior to (but excluding) the closing date.

Index

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

The consideration paid by OEM Group consisted of the following (in thousands):

•	Cash in the amount of $250 paid at closing, which occurred on March 19, 2010;

•	An aggregate of $1,750 cash payable to the Company by four installment payments of $250, $500, $500 and $500 each on July 1, 2010, October 1, 2010, January 1, 2011 and April 1, 2011, respectively; and

Index

•
A contingent payment in cash of up to $1,000 payable to the Company by April 15, 2011 based on the following percentage of applicable bookings of Etch and PVD products in excess of $6,000 received by the Company or OEM Group during the period beginning March 19, 2010 through March 31, 2011:

o	if applicable bookings are greater than or equal to $6,000 but less than $8,000, the contingent payment will be 5% of the applicable bookings in excess of $6,000;

o	if applicable bookings are greater than or equal to $8,000 but less than $10,000, the contingent payment will be $100 plus 10% of the applicable bookings in excess of $8,000;

o	if applicable bookings are greater than or equal to $10,000 but less than $12,000, the contingent payment will be $300 plus 15% of the applicable bookings in excess of $10,000; and

o	if applicable bookings are greater than or equal to $12,000, the contingent payment will be $600 plus 20% of the applicable bookings in excess of $12,000.

In no case will the contingent payment exceed $1,000.

The Company expects to receive a contingent payment of $440 based on the applicable bookings of OEM Group for the designated period. On June 21, 2011, the Sellers, OEM Group and Purchaser entered into an amendment (the “Amendment”) to the Purchase Agreement which, among other things, revises the payment schedule of the Contingent Payment such that $300 of the Contingent Payment shall be due July 1, 2011 and the remaining $144 shall be due October 1, 2011. The $300 due on July 1, 2011 was paid on July 5, 2011. Unpaid portions of the Contingent Payment will accrue interest from April 15, 2011 at a variable rate of the Wall Street Journal Prime Rate (currently 3.25%) plus 1%. The description of the Amendment provided above is qualified in its entirety by reference to the full text of the Amendment, a copy of which has been filed as Exhibit 10.1 to the Form 8-K report filed on June 23, 2011.

The Company retained the DRIE products which it had acquired from AMMS, along with the Compact™ cluster platform and the NLD technology that it had developed over the past several years. However, the DRIE products and a small amount of associated spares and service revenue currently represent the sole source of the Company’s revenue. The DRIE markets were seriously impacted by the downturn in the semiconductor markets, and as those markets recover the Company is not in a position to make the needed investments to improve its competitive position. In addition, it was not clear that even with additional investment and significant reductions in operating expenses DRIE sales alone would be enough to support the Company. As a result, the Company evaluated various other alternative strategies, including sale of its DRIE products, Compact™ platform and NLD technology, the transition to a new business model, a sale of all or substantially all of our assets, or the liquidation or dissolution of the Company, including through a bankruptcy proceeding. On February 9, 2011, the Company sold its DRIE and Compact related assets to SPTS, but retained its NLD technology. See “The SPTS Transaction” below.

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

Index

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

The transaction closed immediately after execution of the Purchase Agreement. The consideration paid by SPTS totaled approximately $2,100, comprised of approximately $500 of Assumed Liabilities and $1,600 in cash, of which $200 in cash will be held in escrow for one year after the closing of the transaction to satisfy any indemnification obligations of the Company under the Purchase Agreement.

The descriptions of the Purchase Agreement and the Trademark License Agreement provided above are qualified in their entirety by reference to the full text of such agreements, copies of which have been filed as Exhibits 10.1 and 10.2, respectively, to the Company’s 8-K filed on February 15, 2011 and are incorporated herein by reference.

Discontinued Operations

The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Assets held for sale -- discontinued operations,” “Long term assets of discontinued operations”, and “Liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at June 30, 2011 and March 31, 2011 and consist of the following:

	June 30,	March 31,
	2011	2011

Assets of Discontinued Operations:

Accounts receivable and other receivables, net of allowances for sales returns and doubtful accounts of $0 and $71 at June 30, 2011 and March 31, 2011, respectively	$442	$591
Notes receivable	28	528
Prepaid expenses and other current assets	9	10
	479	1,129

Assets Held for Sale
NLD related patents & hardware, net	--	--

Total assets of discontinued operations	$479	$1,129

Liabilities of Discontinued Operations:
Accounts payable	$19	$522
Deferred revenue	130	130
Accrued expenses and other current liabilities	773	758
Total liabilities of discontinued operations	$922	$1,410

Index

In the three months ended June 30, 2011, the Company recognized a loss of $89 from the finalization of the sale of the DRIE assets which occurred in the fourth quarter of the prior fiscal year. Total revenue from discontinued operations was $319 for the three months ended June 30, 2010. The total loss from discontinued operations for the three months ended June 30, 2010 was $1,994 and included the reclassification of operating expenses related to the manufacture, design, marketing and servicing of the DRIE operations including foreign exchange adjustments and income tax expense (benefit).

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

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist of property, plant and equipment and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region were as follows:

	Revenue for the Three Months Ended June 30,
	2011	2010
Sales to customers located in:
United States	$19	$269
Germany	--	10
Europe, excluding Germany and France	--	40
Total sales	$19	$319

Revenues for the three months ended June 30, 2011 are all part of continuing operations. Revenues for the three months ended June 30, 2010 are all part of discontinued operations.

	June 30,	March 31,
Long-lived assets at period-end:	2011	2011
Discontinued Operations:
United States	$-	$-
Europe	-	-
Continuing Operations:
United States	63	112
Total Long-lived assets	$63	$112

8.	Recent Accounting Pronouncements:

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

Index

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

9.	Investment in Unconsolidated Affiliate

Results of Sequel Power Operations

Revenue

Revenue for Sequel Power operations of $2 for the three months ended June 30, 2011 increased by $2 from revenue for the three months ended March 31, 2011. All Sequel revenue was generated from project services.

Gross Profit

Gross profit of $1 for the three months ended June 30, 2011 increased by $1 from the gross profit for the three months ended March 31, 2011.

Sequel’s gross margin for the three months ended June 30, 2011 was 30% compared to 0% for the three months ended March 31, 2011.

Sequel Power’s net loss for the period ended June 30, 2011 was ($460). The Company’s share of net income (loss) is ($115).

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

Until February 9, 2011, Tegal Corporation, a Delaware corporation (“Tegal” or the “Company”), designed, manufactured, marketed and serviced specialized plasma etch systems used primarily in the production of micro-electrical mechanical systems (“MEMS”) devices, such as sensors and accelerometers as well as power devices. The Company’s Deep Reactive Ion Etch (“DRIE”) systems were also employed in certain sophisticated manufacturing techniques, such as 3-D interconnect structures formed by intricate silicon etching, also known as Deep Silicon Etch (“DSE”) for so-called Through Silicon Vias (“TSVs”). Prior to its fiscal year 2011, Tegal also sold systems for the etching and deposition of materials found in other devices, such as integrated circuits (“ICs”) and optoelectronic devices found in products like smart phones, networking gear, solid-state lighting, and digital imaging.

Index

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

At that time, the Company retained the DRIE products which it had acquired from AMMS, along with the Compact™ cluster platform and the NLD technology that it had developed over the past several years. However, the DRIE products and a small amount of associated spares and service revenue until recently represented the sole source of the Company’s revenue. The DRIE markets were seriously impacted by the downturn in the semiconductor markets and as those markets recover the Company determined that it was not in a position to make the needed investments to improve its competitive position. In addition, it was not clear that even with additional investment and significant reductions in operating expenses DRIE sales alone would be enough to support the Company. As a result, the Company evaluated various other alternative strategies, including sale of its DRIE products, Compact™ platform and NLD technology, the transition to a new business model, a sale of all or substantially all of its assets, or the liquidation or dissolution of the Company, including through a bankruptcy proceeding. On February 9, 2011, the Company sold its DRIE and Compact related assets to SPTS, but retained its NLD technology, which is being held for sale to a third party.

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

Index

We believe the following critical accounting policies are the most significant to the presentation of our consolidated financial statements:

Revenue Recognition

Until February 9, 2011, each sale of our equipment was evaluated on an individual basis in regard to revenue recognition. We had integrated in our evaluation the related interpretative guidance included in Topic 13 of the codification of staff accounting bulletins, and recognized the role of the consensus on Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”) (Topic 605). We first referred to EITF Issue 00-21 (Topic 605) in order to determine if there is more than one unit of accounting and then we refer to Staff Accounting Bulletin (“SAB”) 104 (Topic 605) for revenue recognition topics for the unit of accounting. We recognized revenue when persuasive evidence of an arrangement existed, the seller’s price was fixed or determinable and collectability was reasonably assured.

For products produced according to our published specifications, where no installation was required or installation was deemed perfunctory and no substantive customer acceptance provisions existed, revenue was recognized when title passed to the customer, generally upon shipment. Installation was not deemed to be essential to the functionality of the equipment since installation did not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximated only 1% of the sales value of the related equipment.

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

Prior to February 9, 2011, for new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue was recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passed to the customer upon shipment and 90% of the contract amount became payable at that time, inventory was relieved and accounts receivable was recorded for the entire contract amount. The Company relieved the entire amount from inventory at the time of sale, and the related deferred revenue liability was recognized upon installation and customer acceptance. The revenue on these transactions was deferred and recorded as deferred revenue. We reserved for warranty costs at the time the related revenue was recognized.

The Company’s return policy applied to spare parts and components only. A right of return did not exist for systems. Customers were allowed to return spare parts if they were defective upon receipt. The potential returns were offset against gross revenue on a monthly basis. Management reviewed outstanding requests for returns on a quarterly basis to determine that the reserves are adequate.

All revenue for fiscal 2011 has been reclassified to discontinued operations.

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

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

The Company maintained an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. As of June 30, 2011, three customers accounted for 100% of the accounts receivable balance. As of June 30, 2010, three customers accounted for approximately 70% of the accounts receivable balance. With the sale of the DRIE etch product line and our exit from our historical core operations, we currently have no customers. Accounts receivable balances are captured in Discontinued Operations in our Condensed Consolidated Balance Sheets.

Index

Currently the Company has a zero reserve for returns.

All revenue for the period ending June 30, 2011 is related to the Company’s investment in Sequel Power.

Inventories

Until February 9, 2011, inventories were stated at the lower of cost or market. Cost was computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. Any excess and obsolete provision is only released if and when the related inventory is sold or scrapped. During the three months ended June 30, 2011 and 2010, the Company sold or scrapped previously reserved inventory of $0 and $74, respectively. The inventory provision balance at June 30, 2011 and 2010 was $0 and $1,021, respectively. The inventory provision for the period ended June 30, 2010 was related to DRIE products, which were sold in the prior fiscal year.

Prior to the sale of the DRIE assets in the prior fiscal year, the Company periodically analyzed any systems that were in finished goods inventory to determine if they were suitable for current customer requirements. At that time, the Company’s policy was that, if after approximately 18 months, it determines that a sale will not take place within the next twelve months and the system would be useable for customer demonstrations or training, it is transferred to fixed assets. Otherwise, it was expensed. Currently the Company’s inventory consists of the NLD hardware, which is held for sale, and has a current book value of zero.

The carrying value of systems used for demonstrations or training was determined by assessing the cost of the components that were suitable for sale. Any parts that might have been rendered unsellable as a result of such use were removed from the system and were not included in finished goods inventory. The remaining saleable parts were valued at the lower of cost or market, representing the system’s net realizable value. The depreciation period for systems that were transferred to fixed assets was determined based on the age of the system and its remaining useful life (typically five to eight years).

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. No impairment charges were recorded for fixed assets for the three months ended June 30, 2011. No impairment charges were recorded for intangible assets since all intangible assets, other than those internally developed, were included in the sale of the DRIE assets to SPTS in the prior fiscal year.

Warranty Obligations

Prior to the sale of the DRIE assets in the prior fiscal year, the Company provided for the estimated cost of our product warranties at the time revenue was recognized. Our warranty obligation was affected by product failure rates, material usage rates and the efficiency by which the product failure was corrected. The warranty reserve was based on historical cost data related to warranty. Should actual product failure rates, material usage rates and labor efficiencies differed from our estimates, revisions to the estimated warranty liability might have been required. Actual warranty expense was typically low in the period immediately following installation. As of fiscal 2011, the Company had no warranty liabilities as these liabilities were included in the consideration for the DRIE and associated asset sale to SPTS on February 9, 2011.

Pension Obligations

Going into fiscal year 2011, the Company began the process of closing and/or liquidating all of our wholly-owned subsidiary companies, not already sold, including Tegal Germany. The subsidiaries are now included in discontinued operations. The Company has recognized an ongoing liability for pensions related to the Tegal Germany subsidiary. However, in fiscal year 2011, the Company recognized an additional liability for the independent third-party administration of the pension program once this subsidiary is closed. The total pension liability for the period ending June 30, 2011 was $700.

Index

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

Results of Operations

The following table sets forth certain financial items for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
	2011	2010

Revenue - related party	$19	$--
Cost of revenue	--	--
Gross profit	19	-
Operating expenses:
General and administrative expenses	873	675
Total operating expenses	873	675
Operating loss	(854)	(675)
Equity in (earnings) loss of unconsolidated affiliate	150	--
Other income, net	(12)	(201)
Loss before income tax benefit	(992)	(474)
Income tax expense (benefit)	--	--
Net loss from continuing operations	(992)	(474)
Loss from discontinued operations, net of taxes	(2)	(1,994)
Net loss	$(994)	$(2,468)

Net (loss) income per share from continuing operations:
Basic	$(0.59)	$(0.28)
Diluted	$(0.59)	$(0.28)

Net (loss) income per share from discontinued operations and asset disposition:
Basic	$(0.00)	$(1.18)
Diluted	$(0.00)	$(1.18)

Net (loss) income per share:
Basic	$(0.59)	$(1.46)
Diluted	$(0.59)	$(1.46)

Weighted average shares used in per share computation:
Basic	1,689	1,688
Diluted	1,689	1,688

Index

Revenue

Prior to February 9, 2011, our revenue was derived from sales of new and refurbished systems, spare parts and non-warranty service. Revenue of $19 for the three months ended June 30, 2011 decreased by $300 from revenue for the three months ended June 30, 2010. The revenue decrease was due to our exit from our core historical operations, when the Company sold its DRIE assets to SPTS in the fourth quarter of the prior fiscal year.

Prior to February 9, 2011, all revenue was generated from the DRIE business and a small amount of associated spares and service. At the present time, our sole potential source of revenue is from the project activities of Sequel Power. In fiscal 2012, Sequel Power generated $19 in service revenues for the Company. For fiscal year 2011, DRIE sales represented 100% of our total revenues.

As a percentage of total revenue for the three months ended June 30, 2011 international sales were 0%. As a percentage of total revenue for the three months ended June 30, 2010 international sales were approximately 16%. The decrease in international sales as a percentage of revenue can be attributed to the sale of our legacy Etch and PVD assets to OEM Group and the sale of our DRIE assets to SPTS.

We expect that international sales will continue to account for a significant portion of any future revenue, since Sequel Power’s development projects are located in several countries outside the United States.

All DRIE related revenues and product costs are captured in Discontinued Operations in our income statement.

Gross Profit

Gross profit of $19 for the three months ended June 30, 2011 increased from our gross loss of ($231) for the three months ended June 30, 2010.

Our gross margin for the three months ended June 30, 2011 was 100% compared to (72%) for the same period last year.

Prior to February 9, 2011, our gross margin as a percentage of revenue was affected by a variety of factors, including the mix and average selling prices of systems sold and the costs to manufacture, service and support new product introductions and enhancements.

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

Research and Development

Prior to the sale of the DRIE related assets, research and development (“R&D”) expenses consisted primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts for our DRIE product line. The spending decrease of $969 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010 resulted from the exit from our core historical operations. As a result of the sale of the Company’s DRIE related assets, and in accordance with generally accepted accounting principles, the DRIE business operation, including related R&D expenses, have been reclassified to discontinued operations. At the time of the sale, all the Company’s R&D expenses were related to the DRIE operations. Currently the Company’s R&D expenses are related to the NLD product line, the assets of which are held for sale to third parties.

Sales and Marketing

Prior to the sale of the DRIE related assets, sales and marketing expenses consisted primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. The decrease in sales and marketing spending of $158 for the three months ended June 30, 2011, compared to the same period in 2010 was due to the exit from our core historical operations. As a result of the sale of the Company’s DRIE related assets in fiscal year 2011, and in accordance with generally accepted accounting principles, the DRIE business operation, including related sales and marketing expenses, have been reclassified to discontinued operations. At the time of the sale, all the Company’s sales and marketing expenses were related to the DRIE operations.

Index

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities. The increase of continuing general and administrative expenses of $198 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was due primarily to employee bonuses for key employees, offset by decreases in legal and stock related compensation expenses. As a result of the sale of the Company’s DRIE related assets, and in accordance with generally accepted accounting principles, the DRIE business operation, including related general and administrative (“G&A”) expenses, have been reclassified to discontinued operations. At the time of the sale, approximately 45% of the Company’s G&A expenses were related to the DRIE operations.

Other Income (expense), net

Other income (expense), net consists of the equity in the loss from the Sequel investment and any adjustments due to the change in fair value of the common stock warrant liability. For the three months ended June 30, 2011 compared to the three months ended June 30, 2010, other income (expense), net decreased by $350. Included in the decrease for that period was $41 of amortization expenses related to the difference between the net book value of Sequel’s assets and the cost of the investment. The change in the fair value of the common stock warrant liability for the same period was $190.

Discontinued Operations

Discontinued operations consists of interest income, other income, reimbursements for expenses from the French government for research and development, gains and losses on the disposal of fixed assets, gains and losses on foreign exchange and interest income on money market accounts, as well as the reclassification of net expenses associated with our exit from our historical core operations. For the three months ended June 30, 2011 compared to the three months ended June 30, 2010, discontinued operations, net increased by $1,992. In the period just ended, discontinued operations included net write offs of accounts receivable and expenses associated with historical core operations. In the prior period, discontinued operations included gains and losses on foreign exchange as well as the reclassification of net expenses associated with our historical core operations.

Contractual Obligation

The following summarizes our contractual obligations at June 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Non-cancelable operating lease obligations	$89	$37	$52	$-	$-
Total contractual cash obligations	$89	$37	$52	$-	$-

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

Index

Certain of our past sales contracts included provisions under which customers would be indemnified by us in the event of, among other things, a third party claim against the customer for intellectual property rights infringement related to our products. There were no limitations on the maximum potential future payments under these guarantees. We have accrued no amounts in relation to these provisions as no such claims have been made, and we believe we have valid, enforceable rights to the intellectual property embedded in its products.

Liquidity and Capital Resources

For the three months ended June 30, 2011, we financed our operations from existing cash on hand. In fiscal year ended March 31, 2010, we financed our operations through the use of existing cash balances. The primary significant changes in our cash flow statement for the three months ended June 30, 2011 were due to the net loss of ($994), the decreases in notes receivable and other assets related to our Sequel investment, offset by the decrease in accounts payable. Net cash used in operating activities during the three months ended June 30, 2010 was ($656), due primarily to the net loss of ($2,468) and the decrease in accounts payable offset by accounts receivable.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. We incurred net losses of ($994) and ($2,468) for the three months ended June 30, 2011 and 2010, respectively. We used cash flows from operations of ($1,035) and ($656) for the three months ended June 30, 2011 and 2010, respectively. Although we believe that our existing cash balances will be adequate to fund operations through fiscal year 2012, we cannot assure you that we will be successful in pursuing any of the strategic alternatives indicated in Note 1 - Basis of Presentation on page 7. We intend to engage in supporting the activities of Sequel Power through our direct efforts and through related operations and investments that we may make in the future, should favorable circumstances promote that investment. In addition, Tegal is actively evaluating opportunities for partnerships with other diversified technology-based companies in order to exploit our shared experience and to enhance our value as a public company. We cannot assure you that we will be successful in pursuing any of these strategic alternatives. It is not possible to predict when our business and results of operations will improve. In consideration of these circumstances, the Company may be forced to consider a merger with or into another company or the liquidation or dissolution of the company, including through a bankruptcy proceeding. We cannot assure you that we will be successful in pursuing any of these strategic alternatives. If we were to liquidate or dissolve the company through or outside of a bankruptcy proceeding, you could lose all of your investment in Tegal common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

At June 30, 2011 and 2010, all but 3% of the Company’s investments were classified as cash equivalents in the consolidated balance sheets. The balance of the Company’s investments is classified as restricted cash. The investment portfolio at June 30, 2011 and 2010 was comprised of money market funds. With the sale of the DRIE related assets and the closure of the Tegal France subsidiary, our exposure to foreign currency fluctuations has been mostly eliminated. Prior to the sale of the Company’s operating assets, our exposure to foreign currency fluctuations was primarily related to purchases in Europe and Japan, which were denominated in the Euro and Yen. Foreign currency transaction gains and (losses) included in other income (expense), net were $2 and ($185) for the three months ended June 30, 2011 and 2010, respectively. Changes in the exchange rate between the Euro and the U.S. dollar could adversely affect our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be sold into international markets. Periodically, the Company enters into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs are denominated in U.S. dollars and the related revenue is generated in Euros. As of June 30, 2011, there were no outstanding foreign exchange contracts.

Interest Rate Risk

We are only marginally exposed to interest rate risk through interest earned on money market accounts. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past. We do not hold or issue derivatives, commodity instruments or other financial instruments for trading purposes.

Index

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

Evaluation of Disclosure Controls and Procedures

As of the period covered by this quarterly report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

We wish to caution you that there are risks and uncertainties that could affect our business. A description of the risk factors associated with our business that you should consider when evaluating our business is included under “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the year ended March 31, 2011. In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors should be considered carefully when evaluating Tegal or our business.

We have incurred operating losses and may not be profitable in the future. Our plans to maintain and increase liquidity may not be successful.

We had net income (loss) of ($3,130), ($18,469) and ($7,902), for the years ended March 31, 2011, 2010, and 2009, respectively. We used cash flows from operations of ($74), ($4,887), and ($5,541), in these respective years. For the three months ended June 30, 2011 and 2010, we had a net losses of ($994) and ($2,468) respectively. Although we believe that our existing cash balances will be adequate to fund operations through fiscal year 2012, we cannot assure you that we will be successful in pursuing any of the strategic alternatives indicated in Note 1 - Basis of Presentation on page 7. We intend to engage in supporting the activities of Sequel Power through our direct efforts and through related operations and investments that we may make in the future, should favorable circumstances promote that investment. In addition, Tegal is actively evaluating opportunities for partnerships with other diversified technology-based companies in order to exploit our shared experience and to enhance our value as a public company. We cannot assure you that we will be successful in pursuing any of these strategic alternatives. It is not possible to predict when our business and results of operations will improve.

We cannot assure you that we will be successful in pursuing any of these strategic alternatives. If our efforts do not succeed, we may need to raise additional capital which may include capital raises through the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all. Failure to raise any needed funds would materially adversely affect us. It is not possible to predict when our business and results of operations will improve. In consideration of these circumstances, the Company may be forced to consider a merger with or into another company or the liquidation or dissolution of the company, including through a bankruptcy proceeding. We cannot assure you that we will be successful in pursuing any of these strategic alternatives. If we were to liquidate or dissolve the company through or outside of a bankruptcy proceeding, you could lose all of your investment in Tegal common stock.. We indicated these risks in our Annual Report on Form 10-K for fiscal year ended March 31, 2011.

Index

Item 6. Exhibits

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEGAL CORPORATION (Registrant)

/s/ CHRISTINE T. HERGENROTHER Christine T. Hergenrother Chief Financial Officer

Date: August 12, 2011