Form 10-Q
period 2011-09-30
TEGAL CORP /DE/
filed 2011-11-10
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q
_____________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2011

or

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
_____________________

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

As of October 18, 2011, there were 1,688,807 of the Registrant’s common stock outstanding.  The number of shares outstanding reflects a 1-for-5 reverse stock split effected by the Registrant on June 15, 2011.

TEGAL CORPORATION AND SUBSIDIARIES

Index

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	March 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$6,458	$7,575
Restricted cash	200	200
Prepaid expenses and other current assets	64	139
Other assets of discontinued operations	456	1,129
Total current assets	7,178	9,043
Property and equipment, net	61	112
Investment in unconsolidated affiliate	1,714	2,046
Total assets	$8,953	$11,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25	$262
Common stock warrant liability	12	26
Accrued expenses and other current liabilities	109	94
Liabilities of discontinued operations	758	1,410
Total current liabilities	904	1,792

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 50,000,000 shares authorized; 1,688,943 and 1,687,623 shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively.	17	17
Additional paid-in capital	129,058	128,977
Accumulated other comprehensive loss	(138)	(167)
Accumulated deficit	(120,888)	(119,418)
Total stockholders’ equity	8,049	9,409
Total liabilities and stockholders’ equity	$8,953	$11,201

See accompanying notes to condensed consolidated financial statements.

Index

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue - related party	$19	$--	$38	$-
Cost of revenue	--	--	--	-
Gross profit	19	-	38	-
Operating expenses:
General and administrative expenses	568	511	1,441	1,187
Total operating expenses	568	511	1,441	1,187
Operating loss	(549)	(511)	(1,403)	(1,187)
Equity in (earnings) loss of unconsolidated affiliate	170	--	320	--
Other income, net	(2)	(141)	(14)	(341)
Loss before income tax benefit	(717)	(370)	(1,709)	(846)
Income tax expense (benefit) expense	--	5	--	7
Net loss from continuing operations	(717)	(375)	(1,709)	(853)
Income (loss) from discontinued operations, net of taxes	241	509	239	(1,481)
Net loss	$(476)	$134	$(1,470)	$(2,334)

Net loss per share from continuing operations:
Basic and diluted	$(0.42)	$(0.22)	$(1.01)	$(0.51)

Net income (loss) per share from discontinued operations and asset disposition:
Basic and diluted	$0.14	$0.30	$0.14	$(0.88)

Net income (loss) per share:
Basic and diluted	$(0.28)	$0.08	$(0.87)	$(1.39)

Weighted average shares used in per share computation:
Basic	1,689	1,688	1,688	1,683
Diluted	1,689	1,692	1,688	1,683

See accompanying notes to condensed consolidated financial statements.

Index

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,470)	$(2,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	80	258
Stock issued under stock purchase plan	--	1
Fair value adjustment of common stock warrants	(14)	(341)
Depreciation and amortization - continuing operations	4	--
Depreciation and amortization - discontinued operations	--	209
Provision for doubtful accounts and sales returns allowances - discontinued operations	(71)	(128)
Loss on disposal of property and equipment - continuing operations	51	--
Loss on disposal of property and equipment - discontinuing operations	--	146
Change in value of unconsolidated affiliate	332	--

Changes in Continuing operating assets and liabilities:
Prepaid expenses and other assets	75	31
Accounts payable	(237)	31
Accrued expenses and other current liabilities	15	(59)
Current assets and liabilities from discontinued operations	(409)	(869)
Net cash used in operating activities	(1,644)	(3,055)
Cash flows from investing activities:
Acquisition of property and equipment - continuing operations	(4)	--
Acquisition of property and equipment - discontinued operations	--	(176)
Net cash received on OEM asset disposition - discontinued operations	502	250
Net cash provided by investing activities:	498	74
Cash flows from financing activities:
Net cash used in financing activities	--	--

Effect of exchange rates on cash and cash equivalents	29	56
Net decrease in cash and cash equivalents	(1,117)	(2,925)
Cash and cash equivalents at beginning of period	7,575	7,298
Cash and cash equivalents at end of period	$6,458	$4,373

See accompanying notes to condensed consolidated financial statements.

Index

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share and per share data)

1.     Basis of Presentation:

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2011 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles (“GAAP”).  These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  The results of operations for the three and six months ended September 30, 2011 are not necessarily indicative of results to be expected for the entire year.

Tegal Corporation and its subsidiaries’ (“Tegal”, “the Company”, “we”, “us” or “our”) consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred net losses of ($1,470) and ($2,334) for the six months ended September 30, 2011 and 2010, respectively. We used ($1,644) and ($3,055) of cash in operating activities for the six months ended September 30, 2011 and 2010, respectively.  We believe that our existing balances of cash and cash equivalents, combined with continued cost containment, will be adequate to fund operations through fiscal year 2012.

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

DRIE systems sales and the associated spares and service revenue represented the sole source of the Company’s revenue in fiscal 2011.  For all of fiscal 2010, DRIE sales represented approximately 47% of our total revenues.  Since the DRIE markets were seriously impacted by the downturn in the semiconductor markets and the lack of available capital for new product development globally, DRIE sales alone were not enough to continue supporting the Company, even with significant reductions in our operating expenses resulting from the sale of our legacy etch and PVD business, as well as the implementation of further cost containment measures.  Accordingly, while we focused our efforts on the operation of the DRIE business in the first half of fiscal 2011, we continued to seek and evaluate strategic alternatives, which included a continued operation of the Company as a stand-alone business with a different business plan, a merger with or into another company, a sale of all or substantially all of our remaining assets, and the liquidation or dissolution of the Company, including through a voluntary dissolution or a bankruptcy proceeding.

On January 14, 2011, the Company, se2quel Partners and Sequel Power entered into a Formation and Contribution Agreement. The Company contributed $2 million in cash to Sequel Power in exchange for an approximate 25% ownership interest in Sequel Power.  Sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.

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

Index

The process of consolidation and transition, driven by the financial crisis and worsened by our relatively weak strategic and financial position in the semiconductor and micro-electro-mechanical systems (“MEMS”) capital equipment sectors, continues.   Our main objective has been to preserve as much value for stockholders as possible as we transitioned to a business model that avoids high fixed costs, but retains our capabilities to attract and exploit emerging technologies. So far, we have invested in one opportunity in a high-growth sector related to semiconductors – photovoltaic (“PV”) based solar.  The Sequel Power model for large scale PV-based solar projects is unique in the industry and has won significant acclaim from governments, industrial companies and industry advocates for its innovation and prospect for success.  By investing in this new company, we expect to employ our capital equipment know-how, a portion of our cash and potentially the tax benefits of our NOLs.  We intend to support the activities of Sequel Power through our direct efforts and through related operations and investments that we may make in the future, should the circumstances be favorable.  In addition, we are actively evaluating opportunities for partnerships with other diversified technology-based companies in order to exploit our shared experience and to enhance our value as a public company.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments.  Prior to the sale of the DRIE assets, the Company’s accounts receivable balance was also subject to credit risk. Substantially all of the Company’s liquid investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company no longer maintains reserves for potential credit losses as such risk has been determined to be immaterial. Write-offs during the periods presented have been insignificant.

As of September 30, 2011, three customers accounted for 100% of the accounts receivable balance.  As of September 30, 2010, three customers accounted for approximately 70% of the accounts receivable balance.   The full amount of balances in accounts receivable for the period ended September 30, 2010 is included in discontinued operations.

For the six months ended September 30, 2011, Sequel Power accounted for 100% of total revenue, which is included in continuing operations.  For the six months ended September 30, 2010, a leading precision timing device manufacturer, STMicroelectronics SA, and Uppsala University accounted for 39%, 30%, and 23%, respectively, of total revenue.  Total revenue for the three and six months ended September 30, 2010 is included in discontinued operations.

The balance on the Company’s note receivable was paid in full during the first quarter of the current fiscal year.  Previously, the note receivable consisted of the outstanding payments owed by OEM Group in connection with our sale to them of our legacy etch and PVD assets completed in March 2010.  The Company was entitled to receive an additional contingent payment of $440 related to the terms of the sale, which was paid in full in two installments.  The first installment of $300 was paid on July 5, 2011, and the second installment of $140 was paid on October 7, 2011.  The first installment was classified as a gain on sale of discontinued operations in the second quarter of the current fiscal year.  The second installment will be classified as a gain on sale of discontinued operations in the third quarter of the current fiscal year.

Index

Derivative Instruments

In June 2008, the Financial Accounting Standards Board (“FASB“)  ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF Issue 07-05”) (Topic 815) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133 (Topic 815), Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments are potentially indexed to an entity’s own common stock.  EITF Issue No. 07-05 (Topic 815) became effective for fiscal years beginning after December 15, 2008.  The Company adopted Topic 815 as of April 1, 2009.  As a result, warrants to purchase 285,454 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $30.00-$495.00 and expire between February 2010 and September 2013. As such, effective April 1, 2009, the Company reclassified the fair value of these warrants, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue between February 2000 and January 2006.  On April 1, 2009, the Company reclassified $346 from additional paid-in capital, as a cumulative effect adjustment, to beginning accumulated deficit, and $502 to common stock warrant liability to recognize the fair value of such warrants on such date.  As of March 31, 2011, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 2.24%; expected life of 1.1 years; an expected volatility factor of 79.1%; and a dividend yield of 0.0%.  At September 30, 2011, the fair value of the warrants was $12, which was calculated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 0.96%; expected life of 1.86 years; an expected volatility factor of 151%; and a dividend yield of 0.0%.  The Company recorded a non-cash gain related to the warrants of $3 in the quarter ended September 30, 2011 and a non-cash gain of $141 in the quarter ended September 30, 2010.

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

Any differences between the cost of our investment in an unconsolidated affiliate and our underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from a different basis in assets contributed to the joint venture. The net difference between our investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates is generally amortized over a period of ten years, which is determined to be the estimated useful life of the underlying intangibles which created the difference in carrying amount.  The net difference at March 31, 2011 was $1,730.  The amortization expense related to this difference for the fiscal year ended March 31, 2011 was $45.  The amortization expense related to this difference for the three and six month periods ended September 30, 2011 was $43 and $86, respectively.  There was no amortization expense related to this investment for the three and six month periods ended September 30, 2010, respectively.

 On a periodic basis, we assess whether there are any indicators that the fair value of our investments in unconsolidated affiliates may be impaired. An investment is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each investment are based on a number of assumptions such as future revenue projections, operating forecasts, discount rates and capitalization rates, among others.  These assumptions are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the fair values estimated in the impairment analyses may not be realized.  No impairments of investments in unconsolidated affiliates were incurred during the year ended March 31, 2011 or the six month period ended September 30, 2011.

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

Index

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.  No impairment charges were recorded for fixed assets for the six months ended September 30, 2011.

Pension Obligations

Going into fiscal year 2011, the Company began the process of closing and/or liquidating all of our wholly-owned subsidiary companies, not already sold, including Tegal Germany.  The subsidiaries are now included in discontinued operations.  The Company has recognized an ongoing liability for pensions related to the Tegal Germany subsidiary.  However, in fiscal year 2011, the Company recognized an additional liability for the independent third-party administration of the pension program once this subsidiary is closed.   The total pension liability for the period ended September 30, 2011 was $662.  The pension liability decreased by $38 from the prior period as a result of foreign currency changes.  The pension liability was settled on October 6, 2011.  The settlement of the pension obligation will be classified as a reduction of liabilities of discontinued operations.  Any related foreign exchange gain or loss will be classified as a gain or loss on the sale of discontinued operations in the third quarter of the current fiscal year.

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

Total stock-based compensation expense related to stock options and restricted stock units (“RSUs”) for the six months ended September 30, 2011 and 2010was $81 and $258, respectively.  The total compensation expense related to non-vested stock options and RSUs not yet recognized at September 30, 2011 is $517.

The Company used the following valuation assumptions to estimate the fair value of options granted for the three month periods ended September 30, 2011 and 2010, respectively:

STOCK OPTIONS:	2011	2010
Expected life (years)	6.0	6.0
Volatility	151.3%	75.1%
Risk-free interest rate	0.96%	1.27%
Dividend yield	0%	0%

ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility.   No ESPP awards were made in the six month period ended September 30, 2011.  The valuation assumptions are included for comparison only.

ESPP:	2011	2010
Expected life (years)	0.5	0.5
Volatility	141.1%	86.2%
Risk-free interest rate	0.02%	0.14%
Dividend yield	0%	0%

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

During the three months ended September 30, 2011, no stock option awards were granted.

Stock Options & Warrants

There was no stock option and warrant activity during the quarter ended September 30, 2011.  A summary of the balances is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Beginning outstanding	151,245	$21.63

Ending outstanding	151,245	$21.63	5.26	$-
Ending vested and expected to vest	151,176	$21.60	5.00	$-
Ending exercisable	132,937	$22.93	5.00	$-

The aggregate intrinsic value of stock options and warrants outstanding at September 30, 2011 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of September 30, 2011.

Index

The following table summarizes information with respect to stock options and warrants outstanding as of September 30, 2011:

Range of Exercise Prices		Number Outstanding As of September 30, 2011	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable As of September 30, 2011	Weighted Average Exercise Price As of September 30, 2011
$2.90	$6.00	5,831	8.92	$5.16	4,580	$5.16
6.25	11.70	57,435	6.78	11.48	42,043	11.48
17.20	26.30	64,562	4.45	21.55	62,941	21.55
28.10	61.80	19,421	3.25	42.49	19,413	42.49
61.94	151.94	3,936	0.88	90.23	3,914	90.23
152.21	285.00	58	1.73	174.00	46	174.00
286.72	300.27	2	0.00	-	-	-

$2.90	$300.27	151,245	5.26	$21.63	132,937	$22.93

As of September 30, 2011, there was $20 of total unrecognized compensation cost related to outstanding options and warrants which the Company expects to recognize over a period of 0.86 years.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the three months ended September 30, 2011:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Balance July 1, 2011	272,405	$2.18
Granted	-	$-
Forfeited	-	$-
Vested	-
Balance, June 30, 2011	272,405	$2.18

Unvested restricted stock at September 30, 2011

As of September 30, 2011,there was $497 of total unrecognized compensation cost related to outstanding RSUs, which the Company expects to recognize over a period of 3.33 years.

2.     Inventories:

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. Any excess and obsolete provision is only released if and when the related inventory is sold or scrapped.  The Company did not sell or scrap previously reserved inventory during the six months ended September 30, 2011 and 2010.  The inventory provision balance for the periods ended September 30, 2011 and 2010 was$0 and $729, respectively.  The inventory provision for the six month period ended September 30, 2010 was related to the DRIE products, which were sold in the prior fiscal year.

Net inventories for the periods presented were zero.  All remaining inventory was included in the sale of the DRIE related assets in the prior fiscal year.

Index

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

3.     Product Warranty:

Prior to the sale of the DRIE assets in the prior fiscal year, the Company provided warranties on all system sales based on the estimated cost of product warranties at the time revenue was recognized.  The warranty obligation was affected by product failure rates, material usage rates, and the efficiency by which the product failure was corrected.  There is no warranty activity related to continuing operations for the three and six months ended September 30, 2011 and 2010.

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

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Net loss from continuing operations	$(717)	$(375)	$(1,709)	$(853)

Income (loss) from discontinued operations, net of taxes	241	509	$239	$(1,481)

Net (loss) income applicable to common stockholders	$(476)	$134	$(1,470)	$(2,334)
Basic and diluted:
Weighted-average common shares outstanding	1,689	1,688	1,688	1,683

Weighted-average common shares used in diluted net (loss) income per common share	1,689	1,692	1,688	1,683

Net loss per share from continuing operations:
Basic and diluted	$(0.42)	(0.22)	$(1.01)	$(0.51)

Net income (loss) per share from asset sale and discontinued operations:
Basic and diluted	$0.14	$0.30	$0.14	$(0.88)

Net income (loss) per share:
Basic and diluted	$(0.28)	0.08	$(0.87)	$(1.39)

Index

Outstanding options and RSUs of 442,177 and 190,608 shares of common stock at a weighted-average exercise price per share of $8.77 and $23.55 on September 30, 2011 and 2010, respectively, were not included in the computation of diluted net (loss) income per common share for the three month periods presented as a result of their anti-dilutive effect.  Such securities could potentially dilute earnings per share in future periods.

5.     Financial Instruments:

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes receivable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. The Company sold products in various global markets. As a result, the Company was exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses) included in other income (expense), were $29 and $56 for the six months ended September 30, 2011 and 2010, respectively.  On September 30, 2011, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.  On September 30, 2011, the Company had 41,741 warrants outstanding with an exercise price of $30.00 expiring between June 2013 and September 2013.  The Company recorded a non-cash gain of $3 and $141 in the quarter ended September 30, 2011 and 2010, respectively, related to these warrants.

6.     Asset Acquisitions and Sales:

On September 16, 2008, the Company acquired certain assets from AMMS and Alcatel Lucent (together, the “Sellers”).  With this acquisition, we entered the DRIE market.  DRIE is a highly anisotropic etch process used to create deep, steep-sided holes and trenches in wafers, with aspect ratios of 20:1 or more.  DRIE was developed for micro-electro-mechanical systems (“MEMS”), which require these features, but is also used to excavate trenches for high-density capacitors for DRAM and more recently for creating TSVs in advanced 3-D wafer level packaging technology. The acquisition was designed to enable us to pursue the high-growth markets in MEMS and certain segments of integrated semiconductor device manufacturing and packaging.  Current end-markets include production of a variety of MEMS and power devices, memory stacking (flash and DRAM), logic, RF-SiP, and CMOS image sensors.  The Company paid $1,000 in cash and $4,000 in shares of the Company’s common stock. The 208,877 shares of common stock issued by the Company was calculated by obtaining  the quotient of (a) $4,000 divided by (b) the average of the closing sales prices of the Common Stock as reported on the Nasdaq Capital Market on the five (5) consecutive trading days immediately prior to (but excluding) the closing date.

In connection with this acquisition, the Company and Alcatel Lucent entered into an intellectual property agreement providing for the transfer of specified intellectual property rights to the Company, a trademark license agreement allowing for the limited use of the AMMS trademark by the Company, and a preferred supplier agreement pursuant to which the Company will purchase certain equipment from an affiliate of the Sellers.  AMMS designated Mr. Gilbert Bellini to serve as a member of the Company’s board of directors. AMMS’ designation right terminates upon the later of (a) the termination or expiration of certain customer services related agreements, and (b) when AMMS beneficially owns less than 5% of the number of shares of Common Stock issued and outstanding (including the shares to be issued to the Sellers).  AMMS’ right to designate a member of the Company’s board of directors terminated upon the absorption of AMMS into its parent, Adixen Vacuum Technology, and its subsequent sale to Pfeiffer Vacuum GmbH on December 31, 2010.

The purchase price was allocated as follows (in thousands):

Index

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

The consideration paid by OEM Group consisted of the following (in thousands):

•	Cash in the amount of $250 paid at closing, which occurred on March 19, 2010;

•	An aggregate of $1,750 cash payable to the Company by four installment payments of $250, $500, $500 and $500 on July 1, 2010, October 1, 2010, January 1, 2011 and April 1, 2011, respectively; and

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

Index

In no case will the contingent payment exceed $1,000.

On June 21, 2011, the Sellers, OEM Group and Purchaser entered into an amendment (the “Amendment”) to the Purchase Agreement which, among other things, revises the payment schedule of the Contingent Payment such that $300 of the Contingent Payment shall be due July 1, 2011 and the remaining $140 shall be due October 1, 2011. The $300 due on July 1, 2011 was paid on July 5, 2011.  The $140 due on October 1, 2011 was paid on October 7, 2011.  Unpaid portions of the Contingent Payment accrued interest from April 15, 2011 at a variable rate of the Wall Street Journal Prime Rate (currently 3.25%) plus 1%.   The description of the Amendment provided above is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as Exhibit 10.1 to the Form 8-K report filed on June 23, 2011.

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

Index

The descriptions of the Purchase Agreement and the Trademark License Agreement provided above are qualified in their entirety by reference to the full text of such agreements, copies of which have been filed as Exhibits 10.1 and 10.2, respectively, to the Company’s 8-K filed on February 15, 2011 and are incorporated herein by reference.

Discontinued Operations

The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Assets held for sale -- discontinued operations,” “Long term assets of discontinued operations”, and “Liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at September 30, 2011 and March 31, 2011 and consist of the following:

	September 30, 2011	March 31, 2011

Assets of Discontinued Operations:
Accounts receivable and other receivables, net of allowances for sales returns and doubtful accounts of $0 and $71 at September 30, 2011 and March 31, 2011, respectively	$19	$591
Notes receivable	28	528
Prepaid expenses and other current assets	409	10
Total assets of discontinued operations	$456	$1,129

Liabilities of Discontinued Operations:
Accounts payable	$-	$522
Deferred revenue	--	130
Accrued expenses and other current liabilities	758	758
Total liabilities of discontinued operations	$758	$1,410

In the six months ended September 30, 2011, the Company recognized deferred revenue of $130, offset by related commission expense, as well as revenue of $89 from the finalization of the sale of the DRIE assets which occurred in the fourth quarter of the prior fiscal year.  In the same period, the Company received $300 from OEM as one of the installment payments related to the sale of legacy assets, and recognized $29 in foreign currency transactions.  These amounts are recognized in discontinued operations.  Total revenue from discontinued operations was $3,183 and $3,502 for the three and six months ended September 30, 2010.  The total loss from discontinued operations for the six months ended September 30, 2010 was $1,481 and included the reclassification of operating expenses related to the manufacture, design, marketing and servicing of the DRIE operations including foreign exchange adjustments and income tax expense (benefit).

7.     Geographical Information:

The Company operates in one segment for the manufacture, marketing and servicing of integrated circuit fabrication equipment.  The Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

Index

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment and are attributed to the geographic location in which they are located.  Net sales and long-lived assets by geographic region were as follows:

	Revenue for the Three Months Ended September 30,		Revenue for the Six Months Ended September 30,
	2011	2010	2011	2010
Sales to customers located in:
United States	$19	$-	$38	$-
Total sales	$19	$-	$38	$-

Revenues for the three and six months ended September 30, 2011 are all part of continuing operations.  Revenues of $3,183 and $3,502 for the three and six months ended September 30, 2010, respectively, have been reclassified to discontinued operations.

Long-lived assets at period-end:	September 30 2011	March 31 2011
Discontinued Operations:
United States	$-	$-
Europe	-	-
Continuing Operations:
United States	61	112
Total Long-lived assets	$61	$112

8.     Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).   The effective date for the new disclosures and clarifications is for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements, which is effective for fiscal years beginning after December 15, 2010.   Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC Topic 820, Fair Value Measurement. The purpose of ASU 2011-04 is to clarify the intent about the application of existing fair value measurement and disclosure requirements and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  We do not expect the provisions of ASU 2011-04 to have a material impact to our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update will require entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and entities will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. Reclassification adjustments between other comprehensive income and net income will be presented separately on the face of the financial statements. We do not expect the provisions of ASU 2011-05 to have a material impact to our consolidated financial statements.

Index

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We do not expect the provisions of ASU 2011-05 to have a material impact to our consolidated financial statements.

9.     Investment in Unconsolidated Affiliate

Results of Sequel Power Operations

Revenue

Revenue for Sequel Power operations of $2 for the three months ended September 30, 2011 increased by $2 from revenue for the three months ended June 30, 2011.  All Sequel revenue was generated from project services.

Gross Profit(Loss)

Gross loss of $7 for the three months ended September 30, 2011 decreased by $8 from the gross profit for the three months ended March 31, 2011.

Sequel’s gross margin for the three months ended September 30, 2011 was 30% compared to 0% for the three months ended March 31, 2011.

Sequel Power’s net loss for the three month period ended September 30, 2011 was $530.   The Company’s share of net loss is $133.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Amounts in thousands)

Special Note Regarding Forward Looking Statements

Information contained or incorporated by reference in this report contains forward-looking statements.  These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will”, “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology which constitutes projected financial information.  These forward-looking statements are subject to risks, uncertainties and assumptions about Tegal Corporation including, but not limited to, industry conditions, economic conditions and acceptance of new technologies.  For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A.—Risk Factors“ and the “Liquidity and Capital Resources“ section set forth in this section and such other risks and uncertainties as set forth below in this report or detailed in our other SEC reports and filings. We assume no obligation to update forward-looking statements.

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

At that time, the Company retained the DRIE products which it had acquired from AMMS, along with the Compact™ cluster platform and the NLD technology that it had developed over the past several years.  However, the DRIE products and a small amount of associated spares and service revenue until recently represented the sole source of the Company’s revenue.  The DRIE markets were seriously impacted by the downturn in the semiconductor markets and as those markets recover the Company determined that it was not in a position to make the needed investments to improve its competitive position.  In addition, it was not clear that even with additional investment and significant reductions in operating expenses DRIE sales alone would be enough to support the Company.  As a result, the Company evaluated various other alternative strategies, including sale of its DRIE products, Compact™ platform and NLD technology, the transition to a new business model, a sale of all or substantially all of its assets, or the liquidation or dissolution of the Company, including through a bankruptcy proceeding.  On February 9, 2011, the Company sold its DRIE and Compact™ related assets to SPTS, but retained its NLD technology, which is being held for sale to a third party.

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

Index

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

After February 9, 2011, revenues related to rendering services to our unconsolidated affiliate are recognized at the end of each fiscal quarter, when services are completed and invoiced.

All revenue for fiscal 2011 has been reclassified to discontinued operations.  Revenue for fiscal 2012 is related to services provided to Sequel Power, the Company’s unconsolidated affiliate.

Accounting for Stock-Based Compensation

The Company has adopted several stock plans that provide for issuance of equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards.  These equity awards generally vest ratably over a four-year period on the anniversary date of the grant, and stock options expire ten years after the grant date. Certain restricted stock awards may vest on the achievement of specific performance targets.  The Company also has an Employee Stock Purchase Plan (“ESPP”) that allows qualified employees to purchase Tegal shares at 85% of the fair market value on specified dates.  The stock-based compensation for our ESPP, stock options and restricted stock awards was determined using the Black-Scholes option pricing model and the provisions of SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123R”) (Topic 718).  Valuation and Other Assumptions for Stock Options is provided on page 10.

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

The Company maintained an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required.  As of September 30, 2011, three customers accounted for 100% of the accounts receivable balance.  As of September 30, 2010, three customers accounted for approximately 82% of the accounts receivable balance.  With the sale of the DRIE etch product line and our exit from our historical core operations, we currently have no customers.  Accounts receivable balances related to prior operations are captured in Discontinued Operations in our Condensed Consolidated Balance Sheets.  Accounts receivable balances related to ongoing operations are captured in Current Assets in our Condensed Consolidated Balance Sheets.

Index

Currently the Company has a zero reserve for returns.

All revenue for the period ended September 30, 2011 is related to services provided to  Sequel Power.

Inventories

Until February 9, 2011, inventories were stated at the lower of cost or market. Cost was computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. Any excess and obsolete provision is only released if and when the related inventory is sold or scrapped. During the six months ended September 30, 2011 and 2010, the Company did not sell or scrap previously reserved inventory.  The inventory provision balance at September 30, 2011 and 2010 was $0 and $729, respectively.  The inventory provision for the period ended September 30, 2010 was related to DRIE products, which were sold in the prior fiscal year.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.  No impairment charges were recorded for fixed assets for the six months ended September 30, 2011.  No impairment charges were recorded for intangible assets since all intangible assets, other than those internally developed, were included in the sale of the DRIE assets to SPTS in the prior fiscal year.

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

Pension Obligations

Going into fiscal year 2011, the Company began the process of closing and/or liquidating all of our wholly-owned subsidiary companies, not already sold, including Tegal Germany.  The subsidiaries are now included in discontinued operations.  The Company has recognized an ongoing liability for pensions related to the Tegal Germany subsidiary.  However, in fiscal year 2011, the Company recognized an additional liability for the independent third-party administration of the pension program once this subsidiary is closed.   The total pension liability for the period ended September 30, 2011 was $662.  The pension liability decreased by $38 from the prior period as a result of foreign currency changes.  The pension liability was settled on October 6, 2011.  The settlement of the pension obligation will be classified as a reduction of liabilities of discontinued operations.  Any related foreign exchange gain or loss will be classified as a gain or loss on the sale of discontinued operations in the third quarter of the current fiscal year.

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

Results of Operations

The following table sets forth certain financial items for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Revenue - related party	$19	$--	$38	$-
Cost of revenue	--	--	--	-
Gross profit	19	-	38	-
Operating expenses:
General and administrative expenses	568	511	1,441	1,187
Total operating expenses	568	511	1,441	1,187
Operating loss	(549)	(511)	(1,403)	(1,187)
Equity in (earnings) loss of unconsolidated affiliate	170	--	320	--
Other income, net	(2)	(141)	(14)	(341)
Loss before income tax benefit	(717)	(370)	(1,709)	(846)
Income tax expense (benefit) expense	--	5	--	7
Net loss from continuing operations	(717)	(375)	(1,709)	(853)
Income (loss) from discontinued operations, net of taxes	241	509	239	(1,481)
Net loss	$(476)	$134	$(1,470)	$(2,334)

Net loss per share from continuing operations:
Basic and diluted	$(0.42)	$(0.22)	$(1.01)	$(0.51)

Net income (loss) per share from discontinued operations and asset disposition:
Basic and diluted	$0.14	$0.30	$0.14	$(0.88)

Net income (loss) per share:
Basic and diluted	$(0.28)	$0.08	$(0.87)	$(1.39)

Weighted average shares used in per share computation:
Basic	1,689	1,688	1,688	1,683
Diluted	1,689	1,692	1,688	1,683

Index

Revenue

Prior to February 9, 2011, our revenue was derived from sales of new and refurbished systems, spare parts and non-warranty service.  Comparing revenue for the prior period before reclassification into discontinued operations, revenue of $19 for the three months ended September 30, 2011 decreased by $3,164 from revenue for the three months ended September 30, 2010.  The revenue decrease was due to our exit from our core historical operations, when the Company sold its DRIE assets to SPTS in the fourth quarter of the prior fiscal year.  Revenue of $38 for the six months ended September 30, 2011 decreased from revenue for the six months ended September 30, 2010 of $3,502.  The revenue decrease for the six months ended September 30, 2011 of ($3,464) was due to our exit from our core historical operations, when the Company sold its DRIE assets to SPTS in the fourth quarter of the prior fiscal year.

Prior to February 9, 2011, all revenue was generated from the DRIE business and a small amount of associated spares and service.  At the present time, our sole potential source of revenue is from the project activities of Sequel Power.  In fiscal 2012, Sequel Power generated $38 in service revenues for the Company.  For fiscal year 2011, DRIE sales represented 100% of our total revenues.

As a percentage of total revenue for the three months ended September 30, 2011, international sales were 0%.  As a percentage of total revenue for the three months ended September 30, 2010, international sales were approximately 96%.  As a percentage of total revenue for the six months ended September 30, 2011, international sales were 0%.  As a percentage of total revenue for the six months ended September 30, 2010, international sales were approximately 89%.  The decrease in international sales in both period comparisons as a percentage of revenue can be attributed to the sale of our legacy Etch and PVD assets to OEM Group and the sale of our DRIE assets to SPTS.

We expect that international sales will once again account for a significant portion of any future revenue, since Sequel Power’s development projects are located in several countries outside the United States.

All DRIE related revenues and product costs are captured in Discontinued Operations in our income statement.

Gross Profit

Comparing gross profit for the prior period before reclassification into discontinued operations, gross profit of $19 for the three months ended September 30, 2011 decreased from our gross income of $1,231 for the three months ended September 30, 2010.

Our gross margin for the three months ended September 30, 2011 was 100% compared to 39% for the same period last year.

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

Research and Development

 Prior to the sale of the DRIE related assets, research and development (“R&D”) expenses consisted primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts for our DRIE product line. The spending decrease of $490 and $1,460 for the three and six months ended September 30, 2011, compared to the same period in 2010, resulted from the exit from our core historical operations.  As a result of the sale of the Company’s DRIE related assets, and in accordance with generally accepted accounting principles, the DRIE business operation, including related R&D expenses, have been reclassified to discontinued operations.  At the time of the sale, all the Company’s R&D expenses were related to the DRIE operations.  Currently the Company’s R&D expenses are related to the NLD product line, the assets of which are held for sale to third parties.

Sales and Marketing

 Prior to the sale of the DRIE related assets, sales and marketing expenses consisted primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. The decrease in sales and marketing spending of $150 and $308 for the three and six months ended September 30, 2011, respectively, as compared to the same period in 2010, was due to the exit from our core historical operations.  As a result of the sale of the Company’s DRIE related assets in fiscal year 2011, and in accordance with generally accepted accounting principles, the DRIE business operation, including related sales and marketing expenses, have been reclassified to discontinued operations.  At the time of the sale, all the Company’s sales and marketing expenses were related to the DRIE operations.

Index

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities.  The increase of continuing general and administrative expenses of $57 for the three month period ended September 30, 2011 as compared to the same period in 2010 was due primarily to higher accounting fees and travel expenses, offset by decreases in legal and stock related compensation expenses.  The increase of $254 for the six months ended September 30, 2011 as compared to the six months ended September 30, 2010 was due primarily to employee bonuses for key employees in the first quarter of the current fiscal year, offset by decreases in legal and stock related compensation expenses.  As a result of the sale of the Company’s DRIE related assets, and in accordance with generally accepted accounting principles, the DRIE business operation, including related general and administrative (“G&A”) expenses, have been reclassified to discontinued operations.  At the time of the sale, approximately 45% of the Company’s G&A expenses were related to the DRIE operations.

Equity in (earnings) loss of unconsolidated affiliate

The Company recorded a net $127 loss in earnings of the unconsolidated affiliate and $43 of amortization expenses related to the difference between the net book value of Sequel’s assets and the cost of the investment for the three months ended September 30, 2011.  The Company recorded a net $234 loss in earnings of the unconsolidated affiliate and $86 of amortization expenses related to the difference between the net book value of Sequel’s assets and the cost of the investment for the six months ended September 30, 2011.  The Company did not have an investment in an unconsolidated affiliate during the three and six months ended September 30, 2010.

Other Income (expense), net

Other income (expense), net consists of the change in fair value of the common stock warrant liability.

Discontinued Operations

Discontinued operations consists of interest income, other income, reimbursements for expenses from the French government for research and development, gains and losses on the disposal of fixed assets of discontinued operations, gains and losses on foreign exchange and interest income on money market accounts, as well as the reclassification of net expenses associated with our exit from our historical core operations.  For the three months ended September 30, 2011 compared to the three months ended September 30, 2010, discontinued operations, net increased by $268.  In the period just ended, discontinued operations included the receipt of OEM’s installment payment, offset by R&D expense and foreign exchange loss, the recognition of deferred revenue offset by the related commission expense.  In the prior period, discontinued operations included gains and losses on foreign exchange as well as the reclassification of net expenses associated with our historical core operations.

Contractual Obligation

The following summarizes our contractual obligations at September 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Non-cancelable operating lease obligations	$72	$67	$5	$-	$-
Total contractual cash obligations	$72	$67	$5	$-	$-

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

Index

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

Liquidity and Capital Resources

For the six months ended September 30, 2011, we financed our operations from existing cash on hand.  In fiscal year ended March 31, 2011, we financed our operations through the use of existing cash balances.  The primary significant changes in our cash flow statement for the six months ended September 30, 2011 were due to the net loss of ($1,470), the decreases in the net value of current assets and liabilities of discontinued operations and other assets related to our Sequel Power investment, offset by the decrease in accounts payable.  Net cash used in operating activities during the six months ended September 30, 2010 was ($3,055), due primarily to the net loss of ($2,334) and the decrease in accounts payable offset by accounts receivable.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. We incurred net losses of ($1,470) and ($2,334) for the six months ended September 30, 2011 and 2010, respectively. We used cash flows from operations of ($1,644) and ($3,055) for the six months ended September 30, 2011 and 2010, respectively.  Although we believe that our existing cash balances will be adequate to fund operations through fiscal year 2012, we cannot assure you that we will be successful in pursuing any of the strategic alternatives indicated in Note 1 - Basis of Presentation on page 7.  We intend to engage in supporting the activities of Sequel Power through our direct efforts and through related operations and investments that we may make in the future, should favorable circumstances promote that investment.  In addition, Tegal is actively evaluating opportunities for partnerships with other diversified technology-based companies in order to exploit our shared experience and to enhance our value as a public company.  We cannot assure you that we will be successful in pursuing any of these strategic alternatives. It is not possible to predict when our business and results of operations will improve.  In consideration of these circumstances, the Company may be forced to consider a merger with or into another company or the liquidation or dissolution of the company, including through a bankruptcy proceeding.  We cannot assure you that we will be successful in pursuing any of these strategic alternatives.  If we were to liquidate or dissolve the company through or outside of a bankruptcy proceeding, you could lose all of your investment in Tegal common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

At September 30, 2011 and 2010, all but 3% of the Company’s investments were classified as cash equivalents in the condensed consolidated balance sheets. The balance of the Company’s investments is classified as restricted cash.  The investment portfolio at September 30, 2011 and 2010 was comprised of money market funds.  With the sale of the DRIE related assets and the closure of the Tegal France subsidiary, our exposure to foreign currency fluctuations has been mostly eliminated.  Prior to the sale of the Company’s operating assets, our exposure to foreign currency fluctuations was primarily related to purchases in Europe and Japan, which were denominated in the Euro and Yen. Foreign currency transaction gains and (losses) included in other income (expense), net were $29 and $56 for the six months ended September 30, 2011 and 2010, respectively.  Changes in the exchange rate between the Euro and the U.S. dollar could adversely affect our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be sold into international markets. Periodically, the Company enters into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs are denominated in U.S. dollars and the related revenue is generated in Euros.  As of September 30, 2011, there were no outstanding foreign exchange contracts.

Index

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

Evaluation of Disclosure Controls and Procedures

As of the period covered by this quarterly report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tegal Risk Factors

We have incurred operating losses and may not be profitable in the future.  Our plans to maintain and increase liquidity may not be successful.

We had net income (loss) of ($3,130), ($18,469) and ($7,902), for the years ended March 31, 2011, 2010, and 2009, respectively.  We used cash flows from operations of ($74), ($4,887), and ($5,541), in these respective years.  For the six months ended September 30, 2011 and 2010, we had a net losses of ($1,470) and ($2,334) respectively.  Although we believe that our existing cash balances will be adequate to fund operations through fiscal year 2012, we cannot assure you that we will be successful in pursuing any of the strategic alternatives described in this report.  We intend to engage in supporting the activities of Sequel Power through our direct efforts and through related operations and investments that we may make in the future, should favorable circumstances promote that investment.  In addition, Tegal is actively evaluating opportunities for partnerships with other diversified technology-based companies in order to exploit our shared experience and to enhance our value as a public company.

Index

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

We cannot assure you that we will be successful in pursuing any of these strategic alternatives.  It is not possible to predict when our business and results of operations will improve, if ever.  If we were to liquidate or dissolve the company through or outside of a bankruptcy proceeding, you could lose all of your investment in Tegal common stock.  Please also see the risks described in our Annual Report on Form 10-K for fiscal year ended March 31, 2011.

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

Index

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
Date: November 10, 2011