Form 10-Q
period 2011-12-31
TEGAL CORP /DE/
filed 2012-02-15
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2011

or

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

As of February 2, 2012, there were 1,688,807 of the Registrant’s common stock outstanding.  The number of shares outstanding reflects a 1-for-5 reverse stock split effected by the Registrant on June 15, 2011.

TEGAL CORPORATION AND SUBSIDIARIES

Index

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 31,	March 31,
	2011	2011
ASSETS		(1)
Current assets:
Cash and cash equivalents	$8,264	$7,575
Restricted cash	200	200
Prepaid expenses and other current assets	92	139
Other assets of discontinued operations	443	1,129
Total current assets	8,999	9,043
Property and equipment, net	58	112
Investment in unconsolidated affiliate	1,545	2,046
Investment in convertible promissory note	300	--
Total assets	$10,902	$11,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81	$262
Common stock warrant liability	20	26
Accrued expenses and other current liabilities	57	94
Liabilities of discontinued operations	380	1,410
Total current liabilities	538	1,792

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 50,000,000 shares authorized; 1,688,807 and 1,688,943 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively.	17	17
Additional paid-in capital	129,107	128,977
Accumulated other comprehensive loss	(140)	(167)
Accumulated deficit	(118,620)	(119,418)
Total stockholders’ equity	10,364	9,409
Total liabilities and stockholders’ equity	$10,902	$11,201

(1) Derived from the Company's audited consolidated financial statements

See accompanying notes to condensed consolidated financial statements.

Index

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Revenue - related party	$38	$--	$75	$-
Operating expenses:
General and administrative expenses	432	306	1,873	1,493
Total operating expenses	432	306	1,873	1,493
Operating loss	(394)	(306)	(1,798)	(1,493)
Equity in (earnings) loss of unconsolidated affiliate	181	--	501	--
Other income/(expense), net	8	(3)	(6)	(344)
Loss before income tax expense	(583)	(303)	(2,293)	(1,149)
Income tax expense	--	--	--	--
Net loss from continuing operations	(583)	(303)	(2,293)	(1,149)
Gain on assets disposition	--	--
Income (loss) from discontinued operations, net of taxes	2,852	211	3,091	(1,277)

Net income/(loss)	$2,269	$(92)	$798	$(2,426)

Net loss per share from continuing operations:
Basic and diluted	$(0.34)	$(0.18)	$(1.36)	$(0.67)

Net income/(loss) income per share from discontinued operations:
Basic and diluted	$1.69	$0.13	$1.83	$(0.76)

Net income/(loss) per share:
Basic and diluted	$1.35	$(0.05)	$0.47	$(1.43)

Weighted average shares used in per share computation:
Basic and diluted	1,689	1,688	1,689	1,688

See accompanying notes to condensed consolidated financial statements.

Index

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income/(loss)	$798	$(2,426)
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Stock compensation expense	130	313
Stock issued under stock purchase plan	--	1
Fair value adjustment of common stock warrants EITF 07-05 (Topic 815)	(6)	(339)
Depreciation and amortization - continuing operations	7	--
Depreciation and amortization - discontinued operations	--	553
Net gain on sale of intangible asset	(2,737)	--
Provision for doubtful accounts and sales returns allowances - discontinued operations	(71)	(144)
Loss on disposal of property and equipment - continuing operations	51	--
Loss on disposal of property and equipment - discontinuing operations	--	185
Gain on proceeds received from contingent payments - discontinued operations	(445)	--
Change in value of unconsolidated affiliate	501	--

Changes in operating assets and liabilities:
Prepaid expenses and other assets	47	31
Accounts payable	(181)	--
Accrued expenses and other current liabilities	(37)	--
Current assets and liabilities from discontinued operations	(330)	2,140
Net cash (used in)/provided by operating activities	(2,273)	314
Cash flows from investing activities:
Acquisition of property and equipment - continuing operations	(4)	--
Acquisition of property and equipment - discontinued operations	--	(406)
Net proceeds received from sale of intangible asset - discontinued operations	2,737
Net cash received on OEM asset disposition - discontinued operations	502	750
Issuance of note receivable	(300)	--
Net cash provided by investing activities:	2,935	344
Cash flows from financing activities:
Net cash used in financing activities	--	--

Effect of exchange rates on cash and cash equivalents	27	(66)
Net increase in cash and cash equivalents	689	592
Cash and cash equivalents at beginning of period	7,575	7,298
Cash and cash equivalents at end of period	$8,264	$7,890

See accompanying notes to condensed consolidated financial statements.

Index

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share and per share data)

1.	Basis of Presentation:

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2011 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles (“GAAP”).  These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  The results of operations for the three and nine months ended December 31, 2011 are not necessarily indicative of results to be expected for the entire year.

Tegal Corporation and its subsidiaries’ (“Tegal”, “the Company”, “we”, “us” or “our”) consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred net income/(loss) of $798 and ($2,426) for the nine months ended December 31, 2011 and 2010, respectively. We (used)/generated ($2,273) and $314 of cash in operating activities for the nine months ended December 31, 2011 and 2010, respectively.  We believe that our existing balances of cash and cash equivalents, combined with continued cost containment, will be adequate to fund operations through fiscal year 2012.

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

DRIE systems sales and the associated spares and service revenue represented the sole source of the Company’s revenue in fiscal 2011.  For all of fiscal 2010, DRIE sales represented approximately 47% of our total revenues.  Since the DRIE markets were seriously impacted by the downturn in the semiconductor markets and the lack of available capital for new product development globally, DRIE sales alone were not enough to continue supporting the Company, even with significant reductions in our operating expenses resulting from the sale of our legacy etch and PVD business, as well as the implementation of further cost containment measures.  Accordingly, while we focused our efforts on the operation of the DRIE business in the first half of fiscal 2011, we continued to seek and evaluate strategic alternatives, which included the continued operation of the Company as a stand-alone business with a different business plan, a merger with or into another company, a sale of all or substantially all of our remaining assets, and the liquidation or dissolution of the Company, including through a voluntary dissolution or a bankruptcy proceeding.

On January 14, 2011, the Company, se2quel Partners and Sequel Power entered into a Formation and Contribution Agreement. The Company contributed $2 million in cash to Sequel Power in exchange for an approximate 25% economic interest in Sequel Power.  Sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic (“PV”) fabrication facilities and solar farms, the consideration of other non-photovoltaic renewable energy projects and engagement in ancillary activities, such as advisory services.  The Sequel Power model for large scale PV-based solar projects is unique in the industry and has won significant acclaim from governments, industrial companies and industry advocates for its innovation and prospect for success.  By investing in this new company, we expect to employ our capital equipment know-how, a portion of our cash and potentially the tax benefits of our NOLs.  We intend to support the activities of Sequel Power through our direct efforts and through related operations and investments that we may make in the future, should the circumstances be favorable.

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

Index

The process of consolidation and transition, driven by the financial crisis and worsened by our relatively weak strategic and financial position in the semiconductor and micro-electro-mechanical systems (“MEMS”) capital equipment sectors, continues.   Our main objective has been to preserve as much value for stockholders as possible as we transitioned to a business model that avoids high fixed costs, but retains our capabilities to attract and exploit emerging technologies. So far, we have invested in two opportunities.

The first investment was made in Sequel Power, and was motivated by a desire to exploit its proprietary model for large scale PV-based solar projects, which is unique in the industry, and has won significant acclaim from governments, industrial companies and industry advocates for its innovation and prospect for success.  Providing a window for us into this market, our investment in Sequel Power has allowed us to evaluate several different aspects of the solar market for the purpose of determining if further investment or business activities would be fruitful.

The second investment of $300 in Nano Vibronix, Inc. was completed on November 22, 2011, in the form of a convertible promissory note.  Nano Vibronix is a private company that develops medical devices and products that implement its proprietary therapeutic ultrasound technology which may be utilized for a variety of medical applications requiring low cost therapeutic ultrasound qualities. Nano Vibronix is focused on creating products utilizing its unique, patented approach which enables the transmission of low-frequency, low-intensity ultrasound surface acoustic waves (“SAWs”) through a variety of soft, flexible materials, including skin and tissue, enabling low-cost, breakthrough devices targeted at large, high-growth markets.

NanoVibronix is developing a series of products directed at the treatment of chronic, non-healing wounds. The global wound care market is estimated to reach $22.8 billion by 2017, of which approximately one-third is addressed by advanced wound care products, according to a report recently published by Global Industry Analysts, Inc., a research group. The growth of the market is being fueled by an aging population and the rapidly increasing incidence of diabetes world-wide.  Nano Vibronix’ first product, PainShieldTM MD, has gained FDA clearance and CE Mark certification in Europe, and is marketed for the treatment of tendonitis, muscle pain and trigeminal neuralgia. Additionally, Nano Vibronix has developed a family of disposable ultrasound devices to treat catheter-associated infection and injury, accomplished by preventing biofilm formation and decreasing the friction between the catheter and body tissues. The UroShieldTM product is currently CE mark certified, and is the subject of several independent clinical trials being conducted by leading researchers in Europe and the Middle East.

At the present time we are engaged primarily in supporting the activities of Sequel Power through our direct efforts and through related operations and investments we may make in the future.  In addition to our investments in Sequel Power and Nano Vibronix, we are actively evaluating opportunities for partnerships with other diversified technology-based companies in order to exploit our shared experience and to enhance our value as a public company.

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

Index

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments.  Prior to the sale of the DRIE assets, the Company’s accounts receivable balance was also subject to credit risk. Substantially all of the Company’s liquid investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company no longer maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant.

As of December 31, 2011 and 2010, two customers accounted for 100% and 73%, respectively of the total accounts receivable balance. Approximately 12% of the total balance in accounts receivable for the period ended December 31, 2011 is related to our semi-conductor business and is included in assets of discontinued operations.  The Company considers this amount collectible.  The total amount of balances in accounts receivable for the period ended December 31, 2010 is included in discontinued operations.

For the three and nine months ended December 31, 2011, Sequel Power accounted for 100% of total revenue, which is included in continuing operations.  For the nine months ended December 31, 2010, a leading precision timing device manufacturer, Ulsan National Institute of Science and Technology, STMicroelectronics SA, and Uppsala University accounted for 28%, 20%, 18% and 17%, respectively, of total revenue.  Total revenue for the three and nine months ended December 31, 2010 is included in discontinued operations.

Note Receivable

The Company’s note receivable consisted of outstanding payments owed by OEM Group in connection with our sale to them of our legacy etch and PVD assets completed in March 2010.

The balance of the note receivable at December 31, 2011 consisted of the net outstanding payment owed by OEM Group in the German subsidiary in connection with the sale of legacy assets.  This balance due is included in discontinued assets and will be offset in a non-cash transaction at the final liquidation of the German subsidiary in the first quarter of the next fiscal year per the schedule of the German tax authorities.

The outstanding balance of cash owed on the Company’s note receivable from OEM was paid in full during the first quarter of the current fiscal year.  The Company was entitled to receive an additional contingent payment of $440 related to the terms of the sale, which was paid in full in two installments.  The first installment of $300 was paid on July 5, 2011, and the second installment of $140 was paid on October 7, 2011.  In connection with the installment plan, the Company received an additional $5 in interest payment.  Both the first and second installments were classified as a gain on sale of discontinued operations in the second and third quarters of the current fiscal year.

Derivative Instruments

In June 2008, the Financial Accounting Standards Board (“FASB“)  ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF Issue 07-05”) (Topic 815) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133 (Topic 815), Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments are potentially indexed to an entity’s own common stock.  EITF Issue No. 07-05 (Topic 815) became effective for fiscal years beginning after December 15, 2008.  The Company adopted Topic 815 as of April 1, 2009.  As a result, warrants to purchase 285,454 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $30.00-$495.00 and expired or will expire between February 2010 and September 2013. As such, effective April 1, 2009, the Company reclassified the fair value of these warrants, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue between February 2000 and January 2006.  On April 1, 2009, the Company reclassified $346 from additional paid-in capital, as a cumulative effect adjustment, to beginning accumulated deficit, and $502 to common stock warrant liability to recognize the fair value of such warrants on such date.  As of March 31, 2011, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 2.24%; expected life of 1.1 years; an expected volatility factor of 79.1%; and a dividend yield of 0.0%.  At December 31, 2011, the fair value of the warrants was $20, which was calculated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 0.83%; expected life of 1.63 years; an expected volatility factor of 155%; and a dividend yield of 0.0%.  For the nine months ended December 31, 2011 and 2010, respectively, the Company recorded non-cash gains of $6 and $344 related to these warrants. The Company recorded a non-cash loss related to the warrants of $8 in the quarter ended December 31, 2011 and a non-cash gain of $3 in the quarter ended December 31, 2010.

Index

Investment in Unconsolidated Affiliate

The Company evaluates its joint venture arrangements to determine whether they should be recorded on a consolidated basis.  The percentage of economic interest in the joint venture, an evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in the consolidation assessment.

We account for our investment in joint ventures where we own a non-controlling interest or where we are not the primary beneficiary of a VIE using the equity method of accounting. Under the equity method, our cost of investment is adjusted for our share of equity in the earnings or losses of the unconsolidated affiliate and reduced by distributions received.

Any differences between the cost of our investment in an unconsolidated affiliate and our underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from a different basis in assets contributed to the joint venture. The net difference between our investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates is generally amortized over a period of ten years, which is determined to be the estimated useful life of the underlying intangibles which created the difference in carrying amount.  The net difference at March 31, 2011 was $1,730.  The amortization expense related to this difference for the fiscal year ended March 31, 2011 was $45.  The amortization expense related to this difference for the three and nine month periods ended December 31, 2011 was $43 and $129, respectively.  There was no amortization expense related to this investment for the three and nine month periods ended December 31, 2010, respectively.

 On a periodic basis, we assess whether there are any indicators that the fair value of our investments in unconsolidated affiliates may be impaired. An investment is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each investment are based on a number of assumptions such as future revenue projections, operating forecasts, discount rates and capitalization rates, among others.  These assumptions are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the fair values estimated in the impairment analyses may not be realized.  No impairments of investments in unconsolidated affiliates were incurred during the year ended March 31, 2011 or the nine month period ended December 31, 2011.

Fair Value Measurements

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and we consider what assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.   The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

•
Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

Index

•
Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

The Company’s financial instruments consist primarily of money market funds.  At December 31, 2011, 98% of the Company’s current assets in financial instruments investments were classified as cash equivalents in the condensed consolidated balance sheets. Approximately 2% of the Company’s current assets in financial investments were classified as restricted cash.  The investment portfolio at December 31, 2010 was comprised of money market funds.   The carrying amounts of the Company’s cash equivalents are valued using Level 1 inputs.  The Company also has warrant liabilities which are valued using Level 3 inputs.

The changes in the fair value of warrants is as follows:

	Nine Months Ended
	December 31,

	2011	2010
Balance at the beginning of the period	$26	$363
Issuance of warrants	-	-
Change in fair value recorded in earnings	(6)	(339)
Balance at the end of the period	$20	$24

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

During December 2011, the Company, as part of its proposed sale of its intellectual property portfolio for Nanolayer Deposition Technology (NLD), awarded three of the four offered lots to multiple semiconductor equipment manufacturers for aggregate consideration of approximately $4 million.  The Company finalized the sale transaction of the first of the four lots on December 23, 2011, and for which the Company has received approximately $3.6 million.  The Company finalized the sale transaction of the second lot after December 31, 2011.  While the third lot has been awarded, the Company has not yet finalized that transaction.  NLD is a process technology that bridges the gap between high throughput, non-conformal chemical vapor deposition (CVD) and highly conformal, low throughput atomic layer deposition (ALD).  The portfolio included over 35 US and international patents in the areas of pulsed-CVD, plasma-enhanced ALD, and NLD.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.  No impairment charges were recorded for fixed assets for the nine months ended December 31, 2011.

Pension Obligations

Prior to fiscal year 2011, the Company began the process of closing and/or liquidating all of our wholly-owned subsidiary companies, not already sold, including Tegal Germany.  The subsidiaries are now included in discontinued operations.  The Company has recognized an ongoing liability for pensions related to the Tegal Germany subsidiary.  However, in fiscal year 2011, the Company recognized an additional liability for the independent third-party administration of the pension program.   The total pension liability in the prior period was $700.  The total pension liability for the period ended December 31, 2011 was $0.  The pension liability was settled on October 6, 2011.  The settlement of the pension obligation is classified as a reduction of liabilities of discontinued operations.  The related foreign exchange gain of $23 is classified as a gain or loss on the sale of discontinued operations in the third quarter of the current fiscal year.

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

Index

Total stock-based compensation expense related to stock options and restricted stock units (“RSUs”) for the nine months ended December 31, 2011 and 2010 was $130 and $313, respectively.  The total compensation expense related to non-vested stock options and RSUs not yet recognized at December 31, 2011 is $468.

The Company utilized the following valuation assumptions to estimate the fair value of options that would have been granted for the three month periods ended December 31, 2011 and 2010, respectively.  No options were granted in the three month period ended December 31, 2011.  The valuation assumptions are included for comparison only.

STOCK OPTIONS:	2011	2010
Expected life (years)	6.0	6.0
Volatility	155.08%	74.30%
Risk-free interest rate	0.83%	1.51%
Dividend yield	0%	0%

ESPP awards are valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility.   No ESPP awards were made in the nine month period ended December 31, 2011.  The valuation assumptions are included for comparison only.

ESPP:	2011	2010
Expected life (years)	0.5	0.5
Volatility	116.27%	86.10%
Risk-free interest rate	0.02%	0.12%
Dividend yield	0%	0%

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

During the three months ended December 31, 2011, no stock option awards were granted.

Index

Stock Options & Warrants

A summary of the stock option and warrant activity during the quarter ended December 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Beginning outstanding	151,245	$21.63
Expired	(5,911)	20.47

Ending outstanding	145,334	$21.67	5.22	$-
Ending vested and expected to vest	145,265	$21.65	5.22	$-
Ending exercisable	132,544	$22.64	5.05	$-

The aggregate intrinsic value of stock options and warrants outstanding at December 31, 2011 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of December 31, 2011.

The following table summarizes information with respect to stock options and warrants outstanding as of December 31, 2011:

Range of Exercise Prices		Number Outstanding As of December 31, 2011	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable As of December 31, 2011	Weighted Average Exercise Price As of December 31, 2011
$2.90	$6.00	5,831	8.67	$4.67	5,204	$4.88
6.25	11.70	56,685	6.62	11.54	44,591	11.50
17.20	26.30	59,401	4.58	21.52	59,376	21.52
28.10	61.80	19,421	3.00	42.47	19,413	42.47
61.94	151.94	3,936	0.63	90.11	3,914	90.23
152.21	285.00	58	1.53	174.08	46	174.00
286.72	300.27	2	0.00	293.50	-	-

$2.90	$300.27	145,334	5.22	$21.67	132,544	$22.64

As of December 31, 2011, there was $12 of total unrecognized compensation cost related to outstanding options and warrants which the Company expects to recognize over a period of 0.79 years.

Index

Restricted Stock Units

The following table summarizes the Company’s unvested RSU activity for the three months ended December 31, 2011:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Balance October 1, 2011	272,405	$2.18
Granted	-	$-
Forfeited	-	$-
Vested	(28,260)	$2.45
Balance, December 31, 2011	244,145	$2.15

Unvested restricted stock at December 31, 2011

As of December 31, 2011, there was $456 of total unrecognized compensation cost related to outstanding RSUs, which the Company expects to recognize over a period of 3.08 years.

2.	Inventories:

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. Any excess and obsolete provision is only released if and when the related inventory is sold or scrapped.  The Company did not sell or scrap previously reserved inventory during the nine months ended December 31, 2011 and 2010.  The inventory provision balance for the periods ended December 31, 2011 and 2010 was $0 and $547, respectively.  The inventory provision for the nine month period ended December 31, 2010 was related to the DRIE products, which were sold in the prior fiscal year.

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

Prior to the sale of the DRIE assets in the prior fiscal year, the Company provided warranties on all system sales based on the estimated cost of product warranties at the time revenue was recognized.  The warranty obligation was affected by product failure rates, material usage rates, and the efficiency by which the product failure was corrected.  There is no warranty activity related to continuing operations for the three and nine months ended December 31, 2011 and 2010.

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

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

Index

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net loss from continuing operations	$(583)	$(303)	$(2,293)	$(1,149)

Income income/(loss) from discontinued operations, net of taxes	2,852	211	$3,091	$(1,277)

Net income/(loss) income applicable to common stockholders	$2,269	$(92)	$798	$(2,426)
Basic and diluted:
Weighted-average common shares outstanding	1,689	1,688	1,689	1,688
Weighted-average common shares used in diluted net gain/(loss) income per common share	1,689	1,688	1,689	1,688

Net loss per share from continuing operations:
Basic and diluted	$(0.34)	(0.18)	$(1.36)	$(0.67)

Net income/(loss) income per share from discontinued operations:
Basic and diluted	$1.69	$0.13	$1.83	$(0.76)

Net income/(loss) per share:
Basic and diluted	$1.35	(0.05)	$0.47	$(1.43)

Outstanding options, RSUs and ESPP’s of 408,006 and 296,260 shares of common stock at a weighted-average exercise price per share of $9.82 and $15.05 on December 31, 2011 and 2010, respectively, were not included in the computation of diluted net (loss) income per common share for the three and nine month periods presented as a result of their anti-dilutive effect.  Such securities could potentially dilute earnings per share in future periods.

5.	Financial Instruments:

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes receivable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. Prior to February 9, 2010, the Company sold products in various global markets. As a result, the Company was exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses) included in other income (expense), were $27 and $66 for the nine months ended December 31, 2011 and 2010, respectively.  On December 31, 2011, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.  On December 31, 2011, the Company had 41,741 warrants outstanding with an exercise price of $30.00 expiring between June 2013 and September 2013.  For the nine months ended December 31, 2011 and 2010, respectively, the Company recorded non-cash gains of $6 and $344 related to these warrants. The Company recorded a non-cash loss related to the warrants of $8 in the quarter ended December 31, 2011 and a non-cash gain of $3 in the quarter ended December 31, 2010.

6.	MEMS Capital Equipment related Asset Acquisitions and Sales:

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

The consideration paid by OEM Group consisted of the following (in thousands):

●	Cash in the amount of $250 paid at closing, which occurred on March 19, 2010;

●	An aggregate of $1,750 cash payable to the Company in four installment payments of $250, $500, $500 and $500 on July 1, 2010, October 1, 2010, January 1, 2011 and April 1, 2011, respectively; and

Index

●
A contingent payment in cash of up to $1,000 payable to the Company by April 15, 2011 based on the following percentage of applicable bookings of Etch and PVD products in excess of $6,000 received by the Company or OEM Group during the period beginning March 19, 2010 through March 31, 2011:

●	if applicable bookings are greater than or equal to $6,000 but less than $8,000, the contingent payment will be 5% of the applicable bookings in excess of $6,000;

●	if applicable bookings are greater than or equal to $8,000 but less than $10,000, the contingent payment will be $100 plus 10% of the applicable bookings in excess of $8,000;

●	if applicable bookings are greater than or equal to $10,000 but less than $12,000, the contingent payment will be $300 plus 15% of the applicable bookings in excess of $10,000; and

●	if applicable bookings are greater than or equal to $12,000, the contingent payment will be $600 plus 20% of the applicable bookings in excess of $12,000.

In no case will the contingent payment exceed $1,000.

Based on the applicable bookings of OEM Group for the designated period, the amount of the contingent payment due was $440.  On June 21, 2011, the Sellers, OEM Group and Purchaser entered into an amendment (the “Amendment”) to the Purchase Agreement which, among other things, revised the payment schedule of the Contingent Payment.  Pursuant to the Amendment, the Company received $300 on July 5, 2011 and $140 plus approximately $5 of interest on October 7, 2011.  The description of the Amendment provided above is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as Exhibit 10.1 to the Form 8-K report filed on June 23, 2011.

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

Discontinued Operations

The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at December 31, 2011 and March 31, 2011 and consist of the following:

	December 31,	March 31,
	2011	2011

Assets of Discontinued Operations:
Accounts receivable and other receivables, net of allowances for sales returns and doubtful accounts of $0 and $71 at December 31, 2011 and March 31, 2011, respectively	405	591
Notes receivable	26	528
Prepaid expenses and other current assets	12	10
Total assets of discontinued operations	$443	$1,129

Liabilities of Discontinued Operations:
Accounts payable	$-	$522
Deferred revenue	--	130
Accrued expenses and other current liabilities	380	758
Total liabilities of discontinued operations	$380	$1,410

In the nine months ended December 31, 2011, the Company recognized deferred revenue of $130, offset by related commission expense, as well as revenue of $89 from the finalization of the sale of the DRIE assets which occurred in the fourth quarter of the prior fiscal year.  In the same period, the Company received $440 from OEM in installment payments related to the sale of legacy assets, and recognized $64 in foreign currency transactions.  Total revenue from discontinued operations was $1,345 and $4,847 for the three and nine months ended December 31, 2010.  The total loss from discontinued operations for the nine months ended December 31, 2010 was $1,270 and included the reclassification of operating expenses related to the manufacture, design, marketing and servicing of the DRIE operations including foreign exchange adjustments and income tax expense (benefit).

The Company also recognized $3,550 from the December 23, 2011 sale of the NLD patents.  As these assets were internally developed, there was a corresponding zero book value.  The NLD revenue is recognized in discontinued operations, along with the related costs of $813, which includes $767 in commission expense.  During December 2011, the Company, as part of its proposed sale of its intellectual property portfolio for Nanolayer Deposition Technology (NLD), awarded three of the four offered lots to multiple semiconductor equipment manufacturers for aggregate consideration of approximately $4 million.  The Company finalized the sale transaction of the first of the four lots on December 23, 2011.  The Company finalized the sale transaction of the second lot after December 31, 2011.  While the third lot has been awarded, the Company has not yet finalized that transaction.  Sales of NLD patents in future periods will also be recognized in discontinued operations, as well all related expenses to finalize the sales.  NLD is a process technology that bridges the gap between high throughput, non-conformal chemical vapor deposition (CVD) and highly conformal, low throughput atomic layer deposition (ALD).  The portfolio included over 35 US and international patents in the areas of pulsed-CVD, plasma-enhanced ALD, and NLD.

7.	Geographical Information:

Prior to February 9, 2011, the Company operated in one segment for the manufacture, marketing and servicing of integrated circuit fabrication equipment.  Currently, the Company’s sole potential source of revenue is from the project activities of Sequel Power.  The Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

Index

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment and are attributed to the geographic location in which they are located.  Net sales and long-lived assets by geographic region were as follows:

	Revenue for the		Revenue for the
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Sales to customers located in:
United States	$38	$-	$75	$-
Total sales	$38	$-	$75	$-

Revenues for the three and nine months ended December 31, 2011 are all part of continuing operations.  Revenues of $1,345 and $4,847 for the three and nine months ended December 31, 2010, respectively, have been reclassified to discontinued operations.

	December 31	March 31
Long-lived assets at period-end:	2011	2011
Discontinued Operations:
United States	$-	$-
Europe	-	-
Continuing Operations:
United States	58	112
Total Long-lived assets	$58	$112

8.	Recent Accounting Pronouncements:

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC Topic 820, Fair Value Measurement. The purpose of ASU 2011-04 is to clarify the intent about the application of existing fair value measurement and disclosure requirements and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This pronouncement is effective for interim or annual periods beginning after December 15, 2011.  We do not expect the provisions of ASU 2011-04 to have a material impact to our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update will require entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and entities will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. Reclassification adjustments between other comprehensive income and net income will be presented separately on the face of the financial statements. This pronouncement is effective for interim or annual periods beginning after December 15, 2011.  We do not expect the provisions of ASU 2011-05 to have a material impact to our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This pronouncement is effective for interim or annual periods beginning after December 15, 2011.  We do not expect the provisions of ASU 2011-05 to have a material impact to our consolidated financial statements.

Index

In December 2011, the FASB issued ASU 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities – (Topic 210), which requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.   Even though this pronouncement is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, disclosures required by those amendments are expected to be provided retrospectively for all comparative periods presented.  We do not expect the provisions of ASU 2011-11 to have a material impact on our consolidated financial statements.

9.	Investments

The Nano Vibronix Transaction

On November 22, 2011, the Company completed a $300 strategic investment in the form of a convertible promissory note from Nano Vibronix, Inc., a private company that develops medical devices and products that implement its proprietary therapeutic ultrasound technology.  Nano Vibronix is focused on creating products utilizing its proprietary low-intensity surface acoustic wave (SAW) technology. The company's unique, patented approach enables the transmission of low-frequency, low-intensity ultrasound waves through a variety of soft, flexible materials, including skin and tissue, enabling low-cost, breakthrough devices targeted at large, high-growth markets.  A copy of the Company’s press release was filed as an exhibit to the Company’s Form 8-K filed on November 29, 2011 and is incorporated herein by reference.

The Company’s investment in Nano Vibronix is in the form of a convertible promissory note that bears interest at a rate of 10% per year compounded annually and matures on November 15, 2014.  Principal and accrued interest under the note automatically convert into shares of Series B-1 Participating Convertible Preferred Stock of Nano Vibronix upon the earlier to occur of (i) a $3 million (or larger) equity financing by Nano Vibronix or (ii) a sale of Nano Vibronix.  In addition, the Company may convert principal and accrued interest under the note into shares of Nano Vibronix Series B-1 Participating Convertible Preferred Stock at its election at any time.  In either case, the conversion price is $0.284 per share.

The Sequel Power Transaction

On January 14, 2011,  Tegal, se2quel Partners LLC, a California limited liability company, and Sequel Power LLC, a newly formed Delaware limited liability company (“Sequel Power”), entered into a Formation and Contribution Agreement.  Sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.  se2quel Partners is owned by Ferdinand Seemann, who previously served as an independent member of the Company’s Board of Directors.  Pursuant to the Formation and Contribution Agreement, Tegal contributed $2 million in cash to Sequel Power in exchange for an approximate 25% economic interest in Sequel Power.  In addition, Tegal issued warrants (“Warrants”) to se2quel Partners and se2quel Management GmbH, a German limited liability company, to purchase an aggregate of 185,777 shares of the Company’s common stock at an exercise price of $3.15 per share.  The Warrants are exercisable for a period of four years.

The descriptions of the Formation and Contribution Agreement and the Warrants are qualified in their entirety by reference to the full text of such documents, copies of which were filed as exhibits to the Form 8-K report filed on January 21, 2011.

Results of Sequel Power Operations

Revenue

Revenue for Sequel Power operations of $0 for the three months ended December 31, 2011 decreased by $2 from revenue for the three months ended September 30, 2011.  Revenue for the nine months ended December 31, 2011 was $4.  All Sequel revenue was generated from project services.

Sequel Power’s net loss for the three month period ended December 31, 2011 was $553.   The Company’s share of net loss is $138.   Sequel Power’s net loss for the nine month period ended December 31, 2011 was $1,490.   The Company’s share of net loss is $373.

Index

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

Index

At that time, the Company retained the DRIE products which it had acquired from AMMS, along with the Compact™ cluster platform and the NLD technology that it had developed over the past several years.  However, the DRIE products and a small amount of associated spares and service revenue until recently represented the sole source of the Company’s revenue.  The DRIE markets were seriously impacted by the downturn in the semiconductor markets and as those markets recovered, the Company determined that it was not in a position to make the needed investments to improve its competitive position.  In addition, it was not clear that even with additional investment and significant reductions in operating expenses DRIE sales alone would be enough to support the Company.  As a result, the Company evaluated various other alternative strategies, including sale of its DRIE products, Compact™ platform and NLD technology, the transition to a new business model, a sale of all or substantially all of its assets, or the liquidation or dissolution of the Company, including through a bankruptcy proceeding.  On February 9, 2011, the Company sold its DRIE and Compact™ related assets to SPTS, but retained its NLD technology.   See “Impairment of Long-Lived Assets” below.

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

We cannot assure you that we will be successful in pursuing any of these strategic alternatives.  As we pursue various strategic alternatives and determine that some are more or less likely than others, the consequences of such determinations will be reflected in our financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.

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

Index

After February 9, 2011, revenues related to rendering services to our unconsolidated affiliate are recognized at the end of each fiscal quarter, when services are completed and invoiced.

All revenue for fiscal 2011 has been reclassified to discontinued operations.  Revenue for fiscal 2012 is related to services provided to Sequel Power, the Company’s unconsolidated affiliate.

Accounting for Stock-Based Compensation

The Company has adopted several stock plans that provide for issuance of equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards.  These equity awards generally vest ratably over a four-year period on the anniversary date of the grant, and stock options expire ten years after the grant date. Certain restricted stock awards may vest on the achievement of specific performance targets.  The Company also has an Employee Stock Purchase Plan (“ESPP”) that allows qualified employees to purchase Tegal shares at 85% of the fair market value on specified dates.  The stock-based compensation for our ESPP, stock options and restricted stock awards was determined using the Black-Scholes option pricing model and the provisions of SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123R”) (Topic 718).  Valuation and Other Assumptions for Stock Options is provided on page 12.

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

The Company maintained an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required.  As of December 31, 2011, two customers accounted for 100% of the accounts receivable balance.  As of December 31, 2010, three customers accounted for approximately 82% of the accounts receivable balance.  With the sale of the DRIE etch product line and our exit from our historical core operations, we currently have one customer related to continuing operations.  Accounts receivable balances related to prior operations are captured in Discontinued Operations in our Condensed Consolidated Balance Sheets.  Accounts receivable balances related to ongoing operations are captured in Current Assets in our Condensed Consolidated Balance Sheets.

The Company no longer maintains reserves for returns. These liabilities were included in the consideration for the DRIE and associated asset sale to SPTS on February 9, 2011

All revenue for the period ended December 31, 2011 is related to services provided to Sequel Power.

Inventories

Until February 9, 2011, inventories were stated at the lower of cost or market. Cost was computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. Any excess and obsolete provision is only released if and when the related inventory is sold or scrapped. During the nine months ended December 31, 2011 and 2010, the Company did not sell or scrap previously reserved inventory.  The inventory provision balance at December 31, 2011 and 2010 was $0 and $547, respectively.  The inventory provision for the period ended December 31, 2010 was related to DRIE products, which were sold in the prior fiscal year.

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

Index

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.  No impairment charges were recorded for fixed assets for the nine months ended December 31, 2011.  No impairment charges were recorded for intangible assets since all intangible assets, other than those internally developed, were included in the sale of the DRIE assets to SPTS in the prior fiscal year.

During December 2011, the Company, as part of its proposed sale of its intellectual property portfolio for Nanolayer Deposition Technology (NLD), awarded three of the four offered lots to multiple semiconductor equipment manufacturers for aggregate consideration of approximately $4 million.  The Company finalized the sale transaction of the first of the four lots on December 23, 2011, and for which the Company has received approximately $3.6 million.  The Company finalized the sale transaction of the second lot after December 31, 2011.  While the third lot has been awarded, the Company has not yet finalized that transaction.  NLD is a process technology that bridges the gap between high throughput, non-conformal chemical vapor deposition (CVD) and highly conformal, low throughput atomic layer deposition (ALD).  The portfolio included over 35 US and international patents in the areas of pulsed-CVD, plasma-enhanced ALD, and NLD.

Warranty Obligations

Prior to the sale of the DRIE assets in the prior fiscal year, the Company provided for the estimated cost of our product warranties at the time revenue was recognized. Our warranty obligation was affected by product failure rates, material usage rates and the efficiency by which the product failure was corrected.  The warranty reserve was based on historical cost data related to warranty.  If actual product failure rates, material usage rates and labor efficiencies differed from our estimates, revisions to the estimated warranty liability might have been required.  Actual warranty expense was typically low in the period immediately following installation.  As of fiscal 2011, the Company had no warranty liabilities as these liabilities were included in the consideration for the DRIE and associated asset sale to SPTS on February 9, 2011.

Pension Obligations

Going into fiscal year 2011, the Company began the process of closing and/or liquidating all of our wholly-owned subsidiary companies, not already sold, including Tegal Germany.  The subsidiaries are now included in discontinued operations.  The Company has recognized an ongoing liability for pensions related to the Tegal Germany subsidiary.  However, in fiscal year 2011, the Company recognized an additional liability for the independent third-party administration of the pension program.   The total pension liability in the prior period was $700.  The total pension liability for the period ended December 31, 2011 was $0.  The pension liability was settled on October 6, 2011.  The settlement of the pension obligation is classified as a reduction of liabilities of discontinued operations.  The related foreign exchange gain or loss is classified as a gain or loss on the sale of discontinued operations in the third quarter of the current fiscal year.

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

Results of Operations

The following table sets forth certain financial items for the three and nine months ended December 31, 2011 and 2010:

Index

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Revenue - related party	$38	$--	$75	$-
Operating expenses:
General and administrative expenses	432	306	1,873	1,493
Total operating expenses	432	306	1,873	1,493
Operating loss	(394)	(306)	(1,798)	(1,493)
Equity in (earnings) loss of unconsolidated affiliate	181	--	501	--
Other income/(expense), net	8	(3)	(6)	(344)
Loss before income tax expense	(583)	(303)	(2,293)	(1,149)
Income tax expense	--	--	--	--
Net loss from continuing operations	(583)	(303)	(2,293)	(1,149)
Gain on asset disposition	--	--
Income (loss) from discontinued operations, net of taxes	2,852	211	3,091	(1,277)

Net income/(loss)	$2,269	$(92)	$798	$(2,426)

Net loss per share from continuing operations:
Basic and diluted	$(0.34)	$(0.18)	$(1.36)	$(0.67)

Net income/(loss) income per share from discontinued operations:
Basic and diluted	$1.69	$0.13	$1.83	$(0.76)

Net income/(loss) per share:
Basic and diluted	$1.35	$(0.05)	$0.47	$(1.43)

Weighted average shares used in per share computation:
Basic and diluted	1,689	1,688	1,689	1,688

Revenue

Prior to February 9, 2011, our revenue was derived from sales of new and refurbished systems, spare parts and non-warranty service.  Comparing revenue for the prior period before reclassification into discontinued operations, revenue of $38 for the three months ended December 31, 2011 decreased by $1,308 from revenue for the three months ended December 31, 2010 of $1,345.  Revenue of $75 for the nine months ended December 31, 2011 decreased by $4,772 from revenue for the nine months ended December 31, 2010 of $4,847.  The revenue decreases were due to our exit from our core historical operations, when the Company sold its DRIE assets to SPTS in the fourth quarter of the prior fiscal year.

Prior to February 9, 2011, all revenue was generated from the DRIE systems business and a small amount of associated spares and service.  At the present time, our sole potential source of revenue is from the project activities of Sequel Power.  In fiscal 2012, Sequel Power generated $75 in service revenues for the Company.  For fiscal year 2011, DRIE sales represented 100% of our total revenues.

Index

As a percentage of total revenue for the three and nine months ended December 31, 2011, international sales were 0%.  As a percentage of total revenue for the three and nine months ended December 31, 2010, international sales were approximately 92% and 90%, respectively.  The decrease in international sales in both period comparisons as a percentage of revenue can be attributed to the sale of our legacy Etch and PVD assets to OEM Group and the sale of our DRIE assets to SPTS.

We expect that international sales will once again account for a significant portion of any future revenue, since Sequel Power’s development projects are located in several countries outside the United States.

All DRIE related revenues and product costs are captured in Discontinued Operations in our income statement.

Gross Profit

Comparing gross profit for the prior period before reclassification into discontinued operations, gross profit of $38 for the three months ended December 31, 2011 decreased from our gross profit $925 for the three months ended December 31, 2010.   Gross profit of $75 for the nine months ended December 31, 2011 decreased from our gross profit of $1,925 for the nine months ended December 31, 2010.

Our gross margin for the three months ended December 31, 2011 was 100% compared to 69% for the same period last year.   Our gross margin for the nine months ended December 31, 2011 was 100% compared to 40% for the same period last year.

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

Research and Development

 Prior to the sale of the DRIE related assets, research and development (“R&D”) expenses consisted primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts for our DRIE product line. The spending decrease of $102 and $1,358 for the three and nine months ended December 31, 2011, compared to the same period in 2010, resulted from the exit from our core historical operations.  The decrease was offset by the sales commission expense related to the sale of the NLD patents.  As a result of the sale of the Company’s DRIE related assets, and in accordance with generally accepted accounting principles, the DRIE business operation, including related and continuing R&D expenses, have all been reclassified to discontinued operations.  At the time of the sale, all the Company’s R&D expenses were related to the DRIE operations.  Currently the Company’s R&D expenses are related to the NLD product line, the assets of which are held for sale to third parties, as well as analyzing and evaluating various opportunities that we are reviewing that either support our investment in Sequel Power or represent merger or acquisition opportunities in other diversified technologies.

Sales and Marketing

 Prior to the sale of the DRIE related assets, sales and marketing expenses consisted primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. The decrease in sales and marketing spending of $211 and $519 for the three and nine months ended December 31, 2011, respectively, as compared to the same period in 2010, was due to the exit from our core historical operations.  As a result of the sale of the Company’s DRIE related assets in fiscal year 2011, and in accordance with generally accepted accounting principles, the DRIE business operation, including related sales and marketing expenses, have been reclassified to discontinued operations.  At the time of the sale, all the Company’s sales and marketing expenses were related to the DRIE operations.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities.  The increase of continuing general and administrative expenses of $126 for the three month period ended December 31, 2011 as compared to the same period in 2010 was due primarily to higher accounting fees and travel expenses, partially offset by decreases in legal and stock related compensation expenses.  The increase of $380 for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010 was due primarily to employee bonuses for key employees in the first quarter of the current fiscal year, partially offset by decreases in legal and stock related compensation expenses.  As a result of the sale of the Company’s DRIE related assets, and in accordance with generally accepted accounting principles, the DRIE business operation, including related general and administrative (“G&A”) expenses, have been reclassified to discontinued operations.  At the time of the sale, approximately 45% of the Company’s G&A expenses were related to the DRIE operations.

Index

Equity in (earnings) loss of unconsolidated affiliate

The Company recorded a net $138 loss in earnings of the unconsolidated affiliate and $43 of amortization expenses related to the difference between the net book value of Sequel’s assets and the cost of the investment for the three months ended December 31, 2011.  The Company recorded a net $372 loss in earnings of the unconsolidated affiliate and $129 of amortization expenses related to the difference between the net book value of Sequel’s assets and the cost of the investment for the nine months ended December 31, 2011.  The Company did not have an investment in an unconsolidated affiliate during the three and nine months ended December 31, 2010.

Other Income (expense), net

Other income (expense), net consists of the change in fair value of the common stock warrant liability.

Income Taxes

At March 31, 2011, the Company had net operating loss carryforwards of approximately $99.9 million and $49.0 million for federal and state tax purposes, respectively.  The federal net operating loss carryforward will begin to expire in the year ended March 31, 2020 and the state of California will start to expire in the year ended March 31, 2013.  At March 31, 2011, the Company also had research and experimentation credit carryforwards of $1.3 million and $0.8 million for federal and state income tax purposes, respectively.  The federal credit will begin to expire in the year ended March 31, 2011 and the state of California will never expire under current law.   Net operating loss carryforwards and R&D credits can only offset 90% of taxable income.  In the current fiscal year, the Company will be subject to the Alternative Minimum Tax requirements.  As a result of the sale of the NLD patents, the estimated alternative minimum tax on the Company’s current calendar year income is $16.

Discontinued Operations

Discontinued operations consists of interest income, other income, reimbursements for expenses from the French government for research and development, gains and losses on the disposal of fixed assets of discontinued operations, gains and losses on foreign exchange and interest income on money market accounts, as well as the reclassification of net expenses associated with our exit from our historical core operations.  For the three months ended December 31, 2011 compared to the three months ended December 31, 2010, discontinued operations, net increased by $2,636.  In the period just ended, discontinued operations included the receipt of OEM’s installment payment, offset by R&D expense and foreign exchange loss, the recognition of deferred revenue offset by the related commission expense.  Most significantly, the Company also recognized $3,550 from the December 23, 2011 sale of some of its NLD patents.  As these assets were internally developed, there was a corresponding zero book value.  The NLD revenue is recognized in discontinued operations, along with the related costs of $813, which includes $767 in commission expense.  In the prior period, discontinued operations included gains and losses on foreign exchange as well as the reclassification of net expenses associated with our historical core operations.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating lease obligations	$56	$53	$3	$-	$-
Total contractual cash obligations	$56	$53	$3	$-	$-

Index

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

Liquidity and Capital Resources

For the nine months ended December 31, 2011, and the fiscal year ended March 31, 2011, we financed our operations from existing cash on hand.  Net cash used in operating activities during the nine months ended December 31, 2011, was $2,273.  The primary significant changes in our cash flow statement for the nine months ended December 31, 2011 were due to the income of $3,550 recognized from the December 23, 2011 sale of the NLD patents.  As these assets were internally developed, there was a corresponding zero book value.  The monies from the patent sale were offset by the net loss from continuing operations of ($2,293), and decreases in the net value of current assets and liabilities of discontinued operations and other assets related to our Sequel Power investment, offset by the decrease in accounts payable.  Net cash provided by operating activities during the nine months ended December 31, 2010 was $314, due primarily to a $2,140 increase in current assets from discontinued operations, partially offset by a net loss of ($2,426).

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. We incurred a net income/(loss) of $798 and ($2,426) for the nine months ended December 31, 2011 and 2010, respectively. We (used)/generated cash flows from operations of ($2,273) and $314 for the nine months ended December 31, 2011 and 2010, respectively.  Although we believe that our existing cash balances will be adequate to fund operations through fiscal year 2012, we cannot assure you that we will be successful in pursuing any of the strategic alternatives indicated in Note 1 - Basis of Presentation on page 7.  We intend to engage in supporting the activities of Sequel Power through our direct efforts and through related operations and investments that we may make in the future, should favorable circumstances promote that investment.  In addition, Tegal is actively evaluating opportunities for partnerships with other diversified technology-based companies in order to exploit our shared experience and to enhance our value as a public company.  We cannot assure you that we will be successful in pursuing any of these strategic alternatives. It is not possible to predict when our business and results of operations will improve.  In consideration of these circumstances, the Company may be forced to consider a merger with or into another company or the liquidation or dissolution of the company, including through a bankruptcy proceeding.  We cannot assure you that we will be successful in pursuing any of these strategic alternatives.  If we were to liquidate or dissolve the company through or outside of a bankruptcy proceeding, you could lose all of your investment in Tegal common stock.

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

With the sale of the DRIE related assets and the closure of the Tegal France subsidiary, our exposure to foreign currency fluctuations has been mostly eliminated.  Prior to the sale of the Company’s operating assets, our exposure to foreign currency fluctuations was primarily related to purchases in Europe and Japan, which were denominated in the Euro and Yen. Foreign currency transaction gains and (losses) included in other income (expense), net were $65 and $80 for the nine months ended December 31, 2011 and 2010, respectively.  Changes in the exchange rate between the Euro and the U.S. dollar could adversely affect our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.  Periodically, the Company enters into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs are denominated in U.S. dollars and the related revenue is generated in Euros.  As of December 31, 2011, there were no outstanding foreign exchange contracts.

Fair Value Measurements

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and we consider what assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.   The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

•
Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

•
Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

The Company’s financial instruments consist primarily of money market funds.  At December 31, 2011, 98% of the Company’s current assets in financial instruments investments were classified as cash equivalents in the condensed consolidated balance sheets. Approximately 2% of the Company’s current assets in financial investments were classified as restricted cash.  The investment portfolio at December 31, 2010 was comprised of money market funds.   The carrying amounts of the Company’s cash equivalents are valued using Level 1 inputs.    The Company also has warrant liabilities which are valued using Level 3 inputs.

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

Evaluation of Disclosure Controls and Procedures

As of the period covered by this quarterly report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business.  We believe there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our Company.

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

We had net income (loss) of ($3,130), ($18,469) and ($7,902), for the years ended March 31, 2011, 2010, and 2009, respectively.  We used cash flows from operations of ($74), ($4,887), and ($5,541), in these respective years.  For the nine months ended December 31, 2011 and 2010, we had a net income/(loss) of $798 and ($2,426) respectively.  Our net income in the nine months ended December 31, 2011 was due to the sale of our intellectual property portfolio for NLD and is non-recurring.  Although we believe that our existing cash balances will be adequate to fund operations through fiscal year 2012, we cannot assure you that we will be successful in pursuing any of the strategic alternatives described in this report.  We intend to engage in supporting the activities of Sequel Power through our direct efforts and through related operations and investments that we may make in the future, should favorable circumstances promote that investment.  In addition, Tegal is actively evaluating opportunities for partnerships with other diversified technology-based companies in order to exploit our shared experience and to enhance our value as a public company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved.]

Index

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEGAL CORPORATION
(Registrant)

/s/ CHRISTINE T. HERGENROTHER
Christine T. Hergenrother
Chief Financial Officer
Date: February 14, 2012