Form 10-K
period 2012-03-31
TEGAL CORP /DE/
filed 2012-06-14
CIK 931059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
  (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-26824

Tegal Corporation
(Exact name of Registrant as specified in its Charter)

Delaware	68-0370244
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

140 Second Street, Suite 318
Petaluma, California	94952
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (707) 763-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, $0.01 Par Value	The NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the common stock on September 30, 2011 (the last day of the second quarter) as reported on the NASDAQ Capital Market, was $3,124,293. As of June 14, 2012, 1,688,807 shares of the registrant’s common stock were outstanding.  The number of shares outstanding reflects a 1-for-5 reverse stock split effected by the Registrant on June 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to incorporate by reference the information required by Part III of this Annual Report on Form 10-K from the Registrant’s definitive proxy statement for its 2012 annual meeting of stockholders, provided that the Registrant understands that such definitive proxy statement must be filed with the Commission no later than July 29, 2012 (120 days after the end of the registrant’s fiscal year).

PART I

Item 1.  Business

Information contained or incorporated by reference in this report contains forward-looking statements.  These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology which constitutes projected financial information.  These forward-looking statements are subject to risks, uncertainties and assumptions about Tegal Corporation including, but not limited to, industry conditions, economic conditions, acceptance of new technologies and market acceptance of Tegal Corporation’s future products and services, if any.  For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Part Item 1A—Risk Factors” and the “Liquidity and Capital Resources” section set forth in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 14 and such other risks and uncertainties as set forth below in this report or detailed in our other SEC reports and filings. We assume no obligation to update forward-looking statements.

All dollar amounts are in thousands unless specified otherwise.  All share amounts and prices give effect to the 1-for-5 reverse stock split effected by the Company on June 15, 2011.

The Company

Tegal Corporation, a Delaware corporation (“Tegal”, the “Company” or “we”, “us”, and “our”), was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Our predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. We completed our initial public offering in October 1995.

Until recently, Tegal designed, manufactured, marketed and serviced specialized plasma etch systems used primarily in the production of micro-electrical mechanical systems (“MEMS”) devices, such as sensors, accelerometers and power devices.  The Company’s Deep Reactive Ion Etch (“DRIE”) systems were also employed in certain sophisticated manufacturing techniques, involving 3-D interconnect structures formed by intricate silicon etching, also known as Deep Silicon Etch (“DSE”) for so-called Through Silicon Vias (“TSVs”). For most of the fiscal year ended March 31, 2011, Tegal also sold systems for the etching and deposition of materials found in other devices, such as integrated circuits (“ICs”) and optoelectronic devices found in products such as smart phones, networking gear, solid-state lighting, and digital imaging.

Beginning in the fiscal third quarter of 2009, following the acquisition of the DRIE product lines from Alcatel Micro Machining Systems (“AMMS”), we experienced a sharp decline in revenues related to our legacy etch and physical vapor deposition or “PVD” products, resulting from the collapse of the semiconductor capital equipment market and the global financial crisis.  Management and the Board of Directors considered several alternatives for dealing with this decline in revenues, including the sale of assets which the Company could no longer support.  On March 19, 2010, we and our wholly owned subsidiary, SFI, sold inventory, equipment, intellectual property and other assets related to our legacy etch and PVD products to OEM Group Inc. (“OEM Group”), a company  based in Phoenix, Arizona that specializes in “life cycle management” of legacy product lines for several semiconductor equipment companies.  The sale included the product lines and associated spare parts and service business of our 900 and 6500 series plasma etch systems, along with the Endeavor™ and AMS™ PVD systems from Sputtered Films, Incorporated or “SFI”.  In connection with the sale of the assets, OEM Group assumed our warranty liabilities for recently sold legacy etch and PVD systems.

We retained the DRIE products which we had acquired from AMMS, along with our Compact™  cluster platform and the nano layer deposition (“NLD”) technology that we had developed over the past several years.  However, the DRIE products and a small amount of associated spares and service revenue, represented our sole source of revenue.  Since the DRIE markets were also seriously impacted by the downturn in the semiconductor markets and the lack of available capital for new product development globally, it was not clear that DRIE sales alone would be enough to support the Company, even with significant reductions in operating expenses.  As a result, we continued to operate with a focus on DRIE and at the same time sought a strategic partner for our remaining business.  We also continued to evaluate various other alternative strategies, including sale of our DRIE products, Compact™  platform and NLD technology, the transition to a new business model, or our voluntary liquidation.

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

The transaction closed immediately after execution of the Purchase Agreement. The consideration paid by SPTS totaled approximately $2.1 million, comprised of approximately $0.5 million of Assumed Liabilities and $1.6 million in cash.

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

Discontinued Operations

As a result of the sale of the Company’s DRIE assets, and in accordance with generally accepted accounting principles, the DRIE business operations related to the designing, manufacturing, marketing and servicing of systems and parts within the semiconductor industry has been reclassified to discontinued operations in our Consolidated Balance Sheets, Consolidated Statements of Operations and our Consolidated Statements of Cash Flows.  Amounts for the prior periods have been reclassified to conform to this presentation.  The exit from the DRIE operation was essentially completed by the end of the fourth quarter of our 2011 fiscal year.  (See Note 5. Discontinued Operations).

The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at March 31, 2012 and 2011, respectively, and consist of the following:

	March 31,
	2012	2011

Assets of Discontinued Operations:
Accounts and other receivables, net of allowances for sales returns and doubtful accounts of $0 and $71 at March 31, 2012 and 2011, respectively	$410	$591
Notes receivable	--	528
Prepaid expenses and other current assets	8	10
Total assets of discontinued operations	$418	$1,129

Liabilities of Discontinued Operations:
Accounts payable	$-	$522
Deferred revenue	--	130
Accrued expenses and other current liabilities	246	758
Total liabilities of discontinued operations	$246	$1,410

In the fiscal year ended March 31, 2012, the Company recognized deferred revenue of $130, offset by related commission expense, as well as income of $89 from the finalization of the sale of the DRIE assets which occurred in the fourth quarter of the prior fiscal year.  In the same period, the Company received $440 from OEM in installment payments related to the sale of legacy assets, and recognized $64 in foreign currency transactions.  Total revenue from discontinued operations was $0 and $6,629 for the years ended March 31, 2012 and 2011, respectively.  The total (income)/loss from discontinued operations, including income tax expense (benefit), was ($3,114) and $1,421, for the same years, respectively, and included the reclassification of operating expenses related to the manufacture, design, marketing and servicing of the DRIE operations including foreign exchange adjustments and income tax expense (benefit).    The gain in fiscal year 2012 results primarily from the sale of the NLD patents.

In fiscal year 2012, the Company recognized $3,750 from the sale of the nanolayer deposition, or “NLD” patents.  As these assets were internally developed, there was a corresponding zero book value.  The NLD revenue is recognized in discontinued operations, along with the related costs of $871, which includes $772 in commission expense.  During the fiscal year ended March 31, 2012, the Company, as part of the proposed sale of its intellectual property portfolio for NLD, awarded three of the four offered lots to multiple semiconductor equipment manufacturers.  The Company finalized the sale transaction of the first lot on December 23, 2011 and finalized the sale of the second lot on January 13, 2012.  While the third lot has been awarded, the Company has not yet finalized that transaction.  Sales of NLD patents in future periods will also be recognized in discontinued operations, as well all related expenses to finalize the sales.  NLD is a process technology that bridges the gap between high throughput, non-conformal chemical vapor deposition (“CVD”) and highly conformal, low throughput atomic layer deposition (“ALD”).  The portfolio included over 35 US and international patents in the areas of pulsed-CVD, plasma-enhanced ALD, and NLD.  The Company has sold all but nine of those patents to third parties as of March 31, 2012.

Investments

The Sequel Power Transaction

On January 14, 2011,  Tegal, se2quel Partners LLC, a California limited liability company and Sequel Power LLC, a newly formed Delaware limited liability company (“Sequel Power”), entered into a Formation and Contribution Agreement (the “Contribution Agreement”).  Sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.  se2quel Partners is owned by Ferdinand Seemann, who previously served as an independent member of the Company’s Board of Directors.  Pursuant to the Contribution Agreement, Tegal contributed $2 million in cash to Sequel Power in exchange for an approximate 25% ownership interest in Sequel Power.  In addition, Tegal issued warrants (the “Warrants”) to se2quel Partners and se2quel Management GmbH, a German limited liability company, to purchase an aggregate of 185,777 shares of the Company’s common stock at an exercise price of $3.15 per share.  The Warrants are exercisable for a period of four years.  On March 31, 2012, Sequel Power irrevocably assigned and transferred unto the Company for cancelation a portion of the Warrants representing the right to purchase 48,310 shares of the Company’s common stock.  In exchange, the Company agreed to waive receivables related to certain fees earned under its Services Agreement with Sequel Partners.

The descriptions of the Contribution Agreement and the Warrants are qualified in their entirety by reference to the full text of such documents, copies of which are filed as exhibits to the Form 8-K report filed January 21, 2011.

The Company accounts for this transaction as an equity method investment and reviews the investment for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value has occurred. In the fiscal year ended March 31, 2012, we concluded that the market value of our investment in Sequel Power was much less than our carrying value in the current economic environment.

The original value of Sequel Power’s solar development model was $1,730. It was determined at the time of the investment that the asset would have a life of ten years, which was management’s best estimate of the length of time it would take to build a solar project.  The value on the balance sheet of Sequel Power at fiscal year end March 31, 2012, prior to the impairment was approximately $1,377 which represented the unamortized value of Sequel Power’s solar development model.  We now believe the intangible asset has a value of zero.  This valuation is based upon the fact that the business model of Sequel Power is under review by Sequel Power’s management.  Sequel Power’s management is researching other possibilities for the direction of the company and may or may not use its proprietary solar development model in the future.  Additionally, there is uncertainty that Sequel Power will be able to continue as a going concern and the survivability of Sequel Power is at risk.  The undiscounted expected future cash flows are less than the pre-impairment carrying value of the assets, and an impairment loss was recognized based on the excess of the carrying amount over the fair value of the assets. In fact, their current cash runway gives them less than six months to survive.

The Nano Vibronix Transaction

On November 22, 2011, the Company completed a $300 strategic investment in Nano Vibronix, Inc., a private company that develops medical devices and products that implement its proprietary therapeutic ultrasound technology.  Nano Vibronix is focused on creating products utilizing its proprietary low-intensity surface acoustic wave (“SAW”) technology. The company's unique, patented approach enables the transmission of low-frequency, low-intensity ultrasound waves through a variety of soft, flexible materials, including skin and tissue, enabling low-cost, breakthrough devices targeted at large, high-growth markets.  A copy of the Company’s press release was filed as an exhibit to the Company’s Form 8-K filed on November 29, 2011 and is incorporated herein by reference.

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

In order to mitigate the effects of the downturn in semiconductor capital equipment spending, we took several actions, including (i) reducing the headcount to approximately 46 from 78 during fiscal 2010; (ii) instituting a 5% salary reduction and a forced one week furlough per quarter; and (iii) eliminating all discretionary spending on internal development projects, which significantly slowed new product development.  In fiscal 2011, we took additional staff reductions to focus strictly on our DRIE business.  When the decision was made to sell the DRIE assets, our last staff reductions decreased headcount to three full-time employees.

In a series of meetings in late May and early June 2009, our Board of Directors reviewed several basic strategic options presented by management.  The Board decided at that time that we should retain an advisor to consider “strategic alternatives” for the Company, and to investigate opportunities for the sale of the Company or its assets.  We retained Cowen & Co. for this purpose and received periodic briefings on those efforts during 2009 and 2010.  In December 2009, having received no bona fide offers for Tegal as a going concern, the Board and management agreed to continue operations and to offer selected asset groups to potential buyers.

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

On January 14, 2011, the Company, se2quel Partners and Sequel Power entered into a Formation and Contribution Agreement. The Company contributed $2 million in cash to Sequel Power in exchange for an approximate 25% ownership interest in Sequel Power.  Sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.  The project services provided to Sequel Power represented the Company’s sole source of revenue for all of fiscal 2012.

Following our investment in Sequel Power, and as a result of our continuing efforts to reduce our operating losses, on February 9, 2011, the Company and SPTS entered into an Asset Purchase Agreement.  That agreement included the sale of all of the shares of Tegal France, SAS, the Company’s wholly-owned subsidiary and product lines and certain equipment, intellectual property and other assets relating to the DRIE Etch plasma etch systems and certain related technology.  As a result of these various asset sales and additional lay-offs and attrition that took place during the period 2008 until 2011, our headcount was reduced to 3 as of March 31, 2011.

For the past several years Tegal has been in a process of consolidation and transition, driven by the financial crisis and downturn in the semiconductor and MEMS producing sectors, and worsened by our relatively weak strategic and financial position in those sectors.  Our main objective has been to preserve as much value for stockholders as possible as we transitioned to a business model that avoided the high fixed costs of capital equipment and retained our capabilities to attract and exploit emerging technologies related to the semiconductor and MEMS sectors.  We successfully sold the majority of our operating assets to companies that are much better positioned to benefit from those technologies and we have invested in one opportunity in a high-growth sector related to semiconductors (photo voltaic (PV) based solar) and a second opportunity in the medical device sector.  The Sequel Power model for large scale PV-based solar projects is unique in the industry and has won significant acclaim from governments, industrial companies and industry advocates for its innovation and prospect for success.  We intend to engage in supporting the activities of Sequel Power through our direct efforts and through related operations and investments that we may make in the future, should favorable circumstances promote that investment.  In addition, Tegal is actively evaluating opportunities for partnerships with other diversified technology-based companies in order to exploit our shared experience and to enhance our value as a public company.  However, we cannot assure you that we will be successful in pursuing any of these strategic alternatives.

Products and Services

Tegal earns project service revenues as a result of its contribution agreement with Sequel Power.  Sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.

Customers

The composition of our top five customers has changed from year to year.  Prior to 2012, when the Company was actively engaged in capital equipment manufacture and sales, the net system sales to our top five customers in fiscal 2011 accounted for 94.4% of our total net systems sales.  A leading precision timing device manufacturer, IMS Fraunhofer, Ulsan National Institute of Science and Technology, ST Microelectronics SA and the Uppsala University accounted for 25.5%, 19.45%, 17.85%, 16.1% and 15.5%, respectively, of our total revenue in fiscal 2011.  Other than these customers, no single customer represented more than 10% of our total revenue in fiscal 2011.  With the sale of the DRIE etch product line and our exit from our historical core operations, the full amount of balances in Accounts Receivable for the period ended March 31, 2011 is captured in Discontinued Operations in our Balance Sheets.  For the fiscal year ended March 31, 2012, Sequel Power accounted for 100% of total revenue, which is included in continuing operations.

Marketing, Sales and Service

With the sale of the DRIE etch product line and our exit from our historical core operations, we do not anticipate having marketing, sales or service operations for the foreseeable future.

Research and Development

We currently do not engage in any research and development (“R&D”) activities.  Research and development expenses are captured in Discontinued Operations in our Statement of Operations.

As of March 31, 2012, we had 1 full-time employee that had been formerly dedicated to equipment design engineering, process support and research and development. This employee is currently responsible for managing the activities related to our possible sale of the NLD intellectual property and is our key technologist involved in analyzing and evaluating various opportunities that we are reviewing that either support our investment in Sequel Power or represent merger or acquisition opportunities in other diversified technologies.

Research and development expenses for fiscal 2012 and 2011 were $1,010 and $2,794, respectively.  R&D expenses in our last year of actively manufacturing capital equipment, fiscal year 2011, represented 42.0% of total revenue.  Such expenditures were primarily used for the development of new processes, continued enhancement and customization of existing systems, processing customer samples in our demonstration labs and providing process engineering support at customer sites.  The primary cause of the decrease in research and development expenses in fiscal 2012 was due to the reduction in force and sale of the DRIE assets which included the transfer of the Tegal France research and development center as a result of our exit from our historical core operations.

Competition

The solar energy market is at a relatively early stage of development, and the extent to which solar modules will be widely adopted is uncertain. If PV technology proves unsuitable for widespread adoption at economically attractive rates of return or if demand for solar modules fails to develop sufficiently or takes longer to develop than we anticipate, Sequel Power may be unable to grow its business or generate sufficient net sales to sustain profitability. In addition, demand for solar modules in our targeted markets — including the United States, Latin America and the Middle East — may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of PV technology and demand for solar modules.

Intellectual Property

Following the sale of the legacy Etch and PVD Products to OEM Group on March 19, 2010, and the sale of the DRIE assets to SPTS on February 9, 2011, and the sale of most of the remaining patents to an undisclosed party, we now own or hold an exclusive license to approximately 9 U.S. patents, all related to our thin film deposition and IC manufacturing technologies.  We no longer hold any corresponding foreign patents.

Of the above-referenced patents held as of March 31, 2012, one expires as early as 2020.  Other patents expire as late as 2023 with the average expiration occurring in approximately 2022. We believe that the duration of such patents generally exceeds the life cycles of the technologies disclosed and claimed therein.  We have sold most of our NLD intellectual property to third parties.  Our remaining non-NLD patents can also have NLD applications.  While the Company currently recognizes a zero value for the remaining intellectual property assets, it also believes these assets will likely realize a different rate of return for potential buyers who implement these assets into a different business structure.  We believe that although the patents we have exclusively licensed or hold directly will be of value, they will not determine our future success.

Employees

As of March 31, 2012, we had a total of three regular employees and two part-time contract personnel. Of our regular employees, one is in research and development, and two are in executive and administrative positions.

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

We had net losses of ($1,429) and ($3,130), for the years ended March 31, 2012 and 2011, respectively.  We used cash flows from operations of ($3,108) and ($74), in these respective years.

Currently our operations include only Sequel Power, LLC which was formed to pursue utility scale projects in photovoltaic (PV) based energy production and a three person headquarters staff which is administering Tegal’s activities, including the evaluation of additional business opportunities for the Company.  Sequel Power is generating losses by using the capital invested by Tegal for salaries and operating expenses needed to pursue various speculative projects in the United States, Latin America and the Middle East.  None of the projects that Sequel Power is pursuing may come to fruition and Sequel Power may never generate any revenues or profits.  If Sequel Power consumes all of the capital provided by Tegal, Sequel Power may be required to discontinue its operations and may cease to exist, in which case, the entire investment made by Tegal will be lost.  Even if Sequel Power continues in operation, any losses which it incurs will be reflected in Tegal’s financial statements and contribute to Tegal’s losses.  The administration of Tegal’s non-Sequel Power activities is currently also generating losses and will continue to do so until the Company establishes additional revenue and profit generating activities.  Tegal may never find or establish another revenue or profit generating activity, in which case the losses will continue.  Tegal may be forced to cease all operations, declare bankruptcy or enter into a voluntary liquidation.

Tegal’s stock price has been declining over the past 24 months, from $6.65 per share in the third quarter of fiscal 2010 to $3.35 per share in the third quarter of fiscal 2012.  Tegal effected a 1-for-5 reverse stock split on June 15, 2011.  In addition, on average there is very little trading in Tegal’s common stock and our recent announcement of our investment in Nano Vibronix this fiscal year and our investment in Sequel Power last fiscal year was not sufficient to sustain an increase in our stock price.  There may be no additional announcements from Sequel Power, and even if there are, we cannot predict how Tegal’s stock price will react to Sequel Power’s announcements and results.

While we are investigating other opportunities for Tegal, either through direct investment, merger or acquisition, Tegal will continue to sustain losses which may continue to materially decrease the price of our common stock. If Tegal never finds or establishes another revenue or profit generating activity, the price of Tegal’s common stock may decline to zero.

We face risks associated with acquisitions, investments and other transactions.

We face risks associated with acquisitions, investments and other transactions.  We are continuing to seek and evaluate strategic alternatives in other diversified technology-based markets.  In the future we may engage in acquisitions of or significant investments in businesses, products, services and/or technologies in pursuit of a new business plan.  Risks associated with any of these transactions include, but are not limited to:

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

Factors that could affect our quarterly operating results include:

•	operating results of Sequel Power;

•	operating results of any companies that we may acquire in the future;

•	adverse changes in the level of economic activity in the United States or other major economies in which we do business;

•	foreign currency exchange rate fluctuations; and

•	expenses related to, and the financial impact of, the disposition of our assets.

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

If we fail to maintain compliance with the listing requirements of the NASDAQ Capital Market and NASDAQ delists our common stock, the market liquidity and price of our common stock will likely decline.

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

On November 12, 2010, we received a letter from the NASDAQ Capital Market notifying us of our eligibility for a second 180 day grace period in which to regain compliance with our bid price deficiency.  On January 5, 2011, we requested the additional grace period and it was granted, subject to regaining compliance by July 5, 2011.   The Company regained compliance on June 15, 2011 by effecting a 1-for-5 reverse stock split.

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

Item 3.  Legal Proceedings

As of March 31, 2012, we had no pending material legal proceedings.  From time to time, we are involved in legal proceedings in the normal course of business and do not expect them to have a material adverse effect on our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the NASDAQ Capital Market under the symbol TGAL. The following table sets forth the range of high and low closing prices for our common stock for each quarter during the prior two fiscal years after giving effect to a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

	High	Low
FISCAL YEAR 2011
First Quarter	$6.50	$3.70
Second Quarter	$4.00	$1.80
Third Quarter	$3.00	$2.05
Fourth Quarter	$4.75	$2.55

FISCAL YEAR 2012
First Quarter	$3.20	$1.74
Second Quarter	$3.75	$1.85
Third Quarter	$3.35	$1.55
Fourth Quarter	$4.17	$2.87

The approximate number of holders on record of our common stock as of March 31, 2012 was 51. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options and restricted stock awards, and the number of securities remaining available for future issuance under all of our equity compensation plans, at March 31, 2012:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)

	(a)	(b)	(c)
Equity compensation Plans approved by security holders:
1998 Equity Participation Plan	17,926	$32.13	6,453
2007 Equity Participation Plan	332,386	$5.59	140,582
Directors Stock Option Plan	14,062	$37.22	-
Total	364,374	$8.12	147,035

	Year Ended March 31,
	2012	2011
Number of securities to be issued upon exercise of outstanding warrants	8,825	25,896

Weighted-average exercise price of outstanding warrants	$32.27	$31.43

The shares amounts and share prices reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

Unregistered sales of equity securities and use of proceeds

None.

Item 6.  Selected Financial Data

	Year Ended March 31,
	2012	2011	2010	2009	2008
			(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$100	$16	$-	$-	$-
Gross profit (loss)	100	16	-	-	-
(Loss) from continuing operations	(4,543)	(1,709)	(2,190)	(2,266)	(1,733)
Discontinued operations income/(loss)	3,114	(1,421)	(16,279)	(5,636)	19,837
Income tax expense (benefit)	-	-	-	-	-
Net (loss) income	$(1,429)	$(3,130)	$(18,469)	$(7,902)	$18,104
Net (loss) income per share - continuing operations:
Basic	$(2.69)	$(1.01)	$(1.30)	$(1.44)	$(1.21)
Diluted	$(2.69)	$(1.01)	$(1.30)	$(1.44)	$(1.19)
Net income (loss) per share - discontinued operations:
Basic	$1.84	$(0.84)	$(9.66)	$(3.59)	$13.85
Diluted	$1.84	$(0.84)	$(9.66)	$(3.59)	$13.61
Net (loss) income per share:
Basic	$(0.85)	$(1.85)	$(10.96)	$(5.03)	$12.64
Diluted	$(0.85)	$(1.85)	$(10.96)	$(5.03)	$12.42

Weighted average shares used in per share computation:
Basic	1,689	1,689	1,685	1,572	1,432
Diluted	1,689	1,689	1,685	1,572	1,458

	March 31,
	2012	2011	2010	2009	2008
			(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,820	$7,575	$7,298	$12,491	$19,271
Working capital	$7,712	$7,252	$9,859	$25,811	$30,724
Total assets	$8,662	$11,201	$16,303	$34,337	$40,079
Stockholders’ equity	$8,080	$9,409	$11,937	$30,031	$32,930

The weighted-average number of shares and the (loss) income per share reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are in thousands unless specified otherwise.

Company Overview

Until recently, Tegal Corporation, a Delaware corporation (“Tegal”, the “Company”, or “we”, “our” and “us”), designed, manufactured, marketed and serviced specialized plasma etch systems used primarily in the production of micro-electrical mechanical systems (“MEMS”) devices, such as sensors, accelerometers and power devices.  The Company’s Deep Reactive Ion Etch (“DRIE”) systems were also employed in certain sophisticated manufacturing techniques involving 3-D interconnect structures formed by intricate silicon etching, also known as Deep Silicon Etch (“DSE”) for so-called Through Silicon Vias (“TSVs”). For most of the fiscal year ended March 31, 2011, Tegal also sold systems for the etching and deposition of materials found in other devices, such as integrated circuits (“ICs”) and optoelectronic devices found in products such as smart phones, networking gear, solid-state lighting, and digital imaging.

Beginning in the fiscal third quarter of 2009, we experienced a sharp decline in revenues related to our legacy etch and PVD products resulting from the collapse of the semiconductor capital equipment market and the global financial crisis.  The management and the Board of Directors considered several alternatives for dealing with this decline in revenues, including the sale of assets which the Company could no longer support.  On March 19, 2010, we and our wholly owned subsidiary, SFI, sold inventory, equipment, intellectual property and other assets related to our legacy etch and PVD products to OEM Group Inc. (“OEM Group”), a company  based in Phoenix, Arizona that specializes in “life cycle management” of legacy product lines for several semiconductor equipment companies.  The sale included the product lines and associated spare parts and service business of our 900 and 6500 series plasma etch systems, along with the Endeavor and AMS PVD systems from SFI.  In connection with the sale of the assets, OEM Group assumed our warranty liabilities for recently sold legacy etch and PVD systems.

We retained the DRIE products which we had acquired from AMMS, along with our Compact(TM) cluster platform and the NLD technology that we had developed over the past several years.  However, the DRIE products and a small amount of associated spares and service revenue represented our sole source of revenue.  Since the DRIE markets were also seriously impacted by the downturn in the semiconductor markets and the lack of available capital for new product development globally, it was not clear that DRIE sales alone would be enough to support the Company, even with significant reductions in operating expenses.  As a result, we continued to operate with a focus on DRIE and at the same time sought a strategic partner for our remaining business.  We also continued to evaluate various other alternative strategies, including sale of its DRIE products, Compact(TM) platform and NLD technology, the transition to a new business model, or our voluntary liquidation

Going into fiscal 2011, we continued operations of the Company with the DRIE product lines acquired from AMMS as our main business. Due to limited resources, we discontinued our development efforts in NLD at the end of fiscal 2010, and began offering these assets for sale to third-parties.  In connection with our DRIE operations, we continued to operate our Tegal France subsidiary, which was engaged in several joint development projects which were partially supported by customers and the government of France.  Tegal France was also the center for the majority of our product and process development efforts and engineering activities related to the improvement of our DRIE product lines.  At the same time, we began the process of closing and/or liquidating all of our other wholly-owned subsidiary companies, including SFI and Tegal GmbH, along with branches in Taiwan, Korea and Italy.

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

On January 14, 2011, the Company, se2quel Partners and Sequel Power entered into a Formation and Contribution Agreement. The Company contributed $2 million in cash to Sequel Power in exchange for an approximate 25% ownership interest in Sequel Power.  Sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.  The project services provided to Sequel Power represented the Company’s sole source of revenue for all of fiscal 2012.

Following our investment in Sequel Power, and as a result of our continuing efforts to reduce our operating losses, on February 9, 2011, the Company and SPTS entered into an Asset Purchase Agreement.  That agreement included the sale of all of the shares of Tegal France, SAS, the Company’s wholly-owned subsidiary and product lines and certain equipment, intellectual property and other assets relating to the DRIE Etch plasma etch systems and certain related technology.  In the fiscal year ended March 31, 2012 we concluded that the market value of our investment in Sequel Power was much less than our carrying values in the current economic environment.  The original value of Sequel Power’s solar development model was $1,730, which  represented the net difference between our investment and the underlying equity of  the unconsolidated affiliate.  It was determined at the time of the investment that the asset would have a life of ten years, which was management’s best estimate of the length of a time it would take to build a solar project.  The value on the balance sheet of Sequel Power at fiscal year end March 31, 2012, prior to the impairment was approximately $1,377 which represented the unamortized value of our investment in Sequel Power’s solar development model.  We now believe the intangible asset has a value of zero.  This valuation is based upon the fact that the business model of Sequel Power is under review by Sequel Power’s management.  Sequel Power’s management is researching other possibilities for the direction of the company and may or may not use its proprietary solar development model in the future.  Additionally, there is uncertainty that Sequel Power will be able to continue as a going concern and its survivability is at risk.  The undiscounted expected future cash flows are less than the pre-impairment carrying value of the assets, and an impairment loss was recognized based on the excess of the carrying amount over the fair value of the assets.

On November 22, 2011, the Company completed a $300 strategic investment in Nano Vibronix, Inc., a private company that develops medical devices and products that implement its proprietary therapeutic ultrasound technology.  Nano Vibronix is focused on creating products utilizing its proprietary low-intensity surface acoustic wave (“SAW”) technology. The company's unique, patented approach enables the transmission of low-frequency, low-intensity ultrasound waves through a variety of soft, flexible materials, including skin and tissue, enabling low-cost, breakthrough devices targeted at large, high-growth markets.

For the past several years Tegal has been in a process of consolidation and transition, driven by the financial crisis and downturn in the semiconductor and MEMS producing sectors, and worsened by our relatively weak strategic and financial position in those sectors.  Our main objective has been to preserve as much value for stockholders as possible as we transitioned to a business model that avoided the high fixed costs of capital equipment and retained our capabilities to attract and exploit emerging technologies related to the semiconductor and MEMS sectors.  We sold the majority of our operating assets to companies that are much better positioned to benefit from those technologies and we have invested in one opportunity in a high-growth sector related to semiconductors (photo voltaic (PV) based solar) and one opportunity in the medical device sector.  We intend to engage in supporting the activities of Sequel Power through our direct efforts and through related operations and investments we may make in the future.  In addition, Tegal is actively evaluating opportunities for partnerships with other diversified technology-based companies in order to exploit our shared experience and to enhance our value as a public company.

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

We believe the following critical accounting policies are the most significant to the presentation of our consolidated financial statements:

Revenue Recognition

Until February 9, 2011, each sale of our equipment was evaluated on an individual basis in regard to revenue recognition.  We had integrated in our evaluation the related guidance included in Accounting Standards Codification (“ASC”) Topic 605 – “Revenue Recognition”. We recognized revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectability is reasonably assured.

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

Prior to February 9, 2011, for new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance could not be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue was recognized upon completion of installation and receipt of final customer acceptance.  Since title to goods generally passed to the customer upon shipment and 90% of the contract amount became payable at that time, inventory was relieved and accounts receivable were recorded for the entire contract amount.  The Company relieved the entire amount from inventory at the time of sale, and the related deferred revenue liability was recognized upon installation and customer acceptance.  The revenue on these transactions was deferred and recorded as deferred revenue.  We reserved for warranty costs at the time the related revenue was recognized.  As of March 31, 2012 and 2011, deferred revenue related to systems was $0 and $130, respectively.

Revenue related to sales of spare parts was recognized upon shipment.  Revenue related to maintenance and service contracts was recognized ratably over the duration of the contracts.  Unearned maintenance and service revenue was included in deferred revenue.  For both fiscal years ended in March 31, 2012 and 2011, the Company had $0 deferred revenue related to service contracts.

Prior to the sale of the Company’s manufacturing assets, the Company’s return policy was for spare parts and components only.  A right of return did not exist for systems. Customers were allowed to return spare parts if they were defective upon receipt. The potential returns were offset against gross revenue on a monthly basis.  During the existence for the Company’s return policy, management reviewed outstanding requests for returns on a quarterly basis to determine that the reserves were adequate.

All revenue related to manufacturing assets has been reclassified to discontinued operations.  Revenue related to project services is recognized upon completion of performance of those services.

Accounts Receivable – Allowance for Doubtful Accounts

The Company no longer maintains reserves for potential credit losses as such risk has been determined to be immaterial. Write-offs during the periods presented have been insignificant.  The Company previously maintained an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments for system sales. As of March 31, 2012, the balance in accounts receivable was $7.  As of March 31, 2011, two customers accounted for approximately 98% of the accounts receivable balance.

Inventories

Until February 9, 2011, inventories were stated at the lower of cost or market.  Cost was computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs.  Prior to issuing a going-concern announcement in fiscal year 2010, inventory values were reduced by provisions for excess and obsolescence, and the Company estimated the effects of excess and obsolescence on the carrying values of our inventories based upon estimates of future demand and market conditions, and established a provision for related inventories in excess of production demand.  Any excess and obsolete provision was only released if and when the related inventory was sold or scrapped.

As a result of the sale of DRIE related assets to SPTS, the Company wrote off the value of the NLD hardware inventory.  The value of the NLD hardware inventory during fiscal year 2011 was $398.  This amount was included in the loss from discontinued operations.  While the Company recognized a zero value for the NLD inventory, the related patents realized $3,750 in revenue in discontinued operations in fiscal year 2012.  The NLD patent portfolio provides a unique, exploitable, and defendable intellectual property position in thin film deposition technology combining unique aspects of pulsed chemical vapor deposition (PCVD) and atomic layer deposition (ALD) technologies.  The Company has offered the remaining patents to third parties.

Prior to the sale of our legacy Etch and PVD assets to OEM Group Inc. and the sale of our DRIE assets to SPTS, the Company periodically analyzed any systems that were in finished goods inventory to determine if they were suitable for current customer requirements.  It was the Company’s policy that, if after approximately 18 months, it determined that a sale would not take place within the next 12 months and the system would be useable for customer demonstrations or training, it would be transferred to fixed assets.  Otherwise, it was expensed.

The carrying value of systems used for demonstrations or training was determined by assessing the cost of the components that were suitable for sale.  Any parts that had been rendered unsellable as a result of such use were removed from the system and were not included in finished goods inventory. The remaining saleable parts were valued at the lower of cost or market, representing the system’s net realizable value.   The depreciation period for systems that were transferred to fixed assets was determined based on the age of the system and its remaining useful life (typically five to eight years).

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

The Company’s financial instruments consist primarily of money market funds.  At March 31, 2012, all of the Company’s current assets in financial instruments investments were classified as cash equivalents in the consolidated balance sheet. The investment portfolio at March 31, 2011 was comprised of money market funds.   The carrying amounts of the Company’s cash equivalents are valued using Level 1 inputs.  The Company also has warrant liabilities which are valued using Level 3 inputs.

	Year Ended March 31,

	2012	2011
Balance at the beginning of the period	$26	$363
Issuance of warrants	-	-
Change in fair value recorded in earnings	(7)	(337)
Balance at the end of the period	$19	$26

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

No impairment charges for intangible assets were recorded for the fiscal years ended 2012 and 2011.  As of fiscal year 2011, all of the Company’s remaining intangible assets, other than those related to NLD and Compact, were included in the asset sale of the DRIE product line to SPTS.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. No impairment charges for intangible assets or other long lived assets were recorded for the fiscal years ended 2012 and 2011, respectively, since all of the Company’s remaining intangible assets were included in the asset sale of the DRIE product line to SPTS.   As the Company’s NLD patents and intellectual property were all internally developed (except for those acquired in connection with the Simplus acquisition, which were subsequently written-off) the value of the Company’s NLD technology had no recorded value prior to sale.

Warranty Obligations

Prior to the sale of our legacy Etch and PVD assets to OEM Group and the sale of our DRIE assets to SPTS, we provided for the estimated cost of our product warranties at the time revenue was recognized. Our warranty obligation was affected by product failure rates, material usage rates and the efficiency by which the product failure was corrected.  The warranty reserve was based on historical cost data related to warranty.  Should actual product failure rates, material usage rates and labor efficiencies have differed from our estimates, revisions to the estimated warranty liability would have been required.  Actual warranty expense was typically low in the period immediately following installation.  The Company has no warranty liabilities as these liabilities were included in the consideration for the DRIE and associated asset sale to SPTS on February 9, 2011.

Pension Obligations

Going into 2011, the Company began the process of closing and/or liquidating all of our wholly-owned subsidiary companies, not already sold, including Tegal Germany.  The subsidiaries are now included in discontinued operations.  The Company had recognized an ongoing liability for pensions related to the Tegal Germany subsidiary.  However, in fiscal year 2011, the Company recognized an additional liability for the independent third-party administration of the pension program once this subsidiary is closed.   The total pension liability for the fiscal years ended March 31, 2012 and 2011 was $0 and $700, respectively.  The pension liability was settled on October 6, 2011.  The settlement of the pension obligation is classified as a reduction of liabilities of discontinued operations.  The related foreign exchange gain or loss is classified as a gain or loss on the sale of discontinued operations in the third quarter of the current fiscal year.

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future taxable income, we have fully reserved our deferred tax assets as of March 31, 2012 and 2011. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

Accounting for Freight Charged to Customers

Prior to the sale of our legacy Etch and PVD assets to OEM Group and the sale of our DRIE assets to SPTS, spares and systems were typically shipped “freight collect,” therefore no shipping revenue or cost was associated with the sale.  When freight was charged, the amount charged to customers was booked to revenue and freight costs incurred were offset in the cost of revenue accounts pursuant to Financial Accounting Standards Board’s (“FASB”) EITF 00-10 (Topic 603).   The Company no longer engages in the sale or shipment of manufactured products.

Results of Operations

The following table sets forth certain financial items for the years indicated:

	Year Ended March 31,
	2012	2011

Revenue - related party	$100	$16
Operating expenses:
General and administrative expenses	2,615	1,883
Total operating expenses	2,615	1,883
Operating loss	(2,515)	(1,867)
Equity in (loss) and impairment of unconsolidated affiliate	(2,046)	(179)
Other income (expense), net	18	337
Loss before income tax benefit	(4,543)	(1,709)
Income tax expense (benefit)	--	--
Loss from continuing operations	(4,543)	(1,709)
Gain on sale of discontinued operations, net of taxes	2,930	506
Income (loss) from discontinued operations, net of taxes	184	(1,927)
Income (loss) from discontinued operations	3,114	(1,421)
Net loss	(1,429)	(3,130)

Other comprehensive income (loss)	25	(18)
Total comprehensive (loss)	$(1,404)	$(3,148)

Net loss per share from continuing operations:
Basic and diluted	$(2.69)	$(1.01)

Net income/(loss) income per share from discontinued operations:
Basic and diluted	$1.84	$(0.84)

Net (loss) per share:
Basic and diluted	$(0.85)	$(1.85)

Weighted-average shares used in per share computation:
Basic and diluted	1,689	1,689

The weighted-average number of shares and the (loss) income per share reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

Years Ended March 31, 2012 and 2011

Revenue

Prior to February 9, 2011, our revenue was derived from sales of new and refurbished systems, spare parts and non-warranty service. Comparing revenue for the prior period before reclassification into discontinued operations, revenue decreased by $6,545 in fiscal 2012 from fiscal 2011 (to $100 from $6,645).  The revenue decrease was due to our exit from our core historical operations, when the Company sold its DRIE assets to SPTS in the fourth quarter of fiscal year 2011.

In fiscal 2011, prior to February 9, 2011, all revenue was generated from the DRIE business and a small amount of associated spares and service.  At the present time, our sole potential source of revenue is from the project activities of Sequel Power.  In fiscal 2012 and 2011, Sequel Power generated $100 and $16, respectively, in revenues for the Company.

As a percentage of total revenue for the fiscal year 2012, international sales were 0%.  International sales accounted for approximately 91% of total revenue in fiscal 2011. The decrease in international sales as a percentage of revenue can be attributed to the sale of our legacy Etch and PVD assets to OEM Group and the sale of our DRIE assets to SPTS.

We expect that international sales may account for a significant portion of any future revenue, since Sequel Power’s development projects are located in several countries outside the United States.

All DRIE related revenues and product costs are captured in Discontinued Operations in our Income Statement.

Gross (Loss) Profit

Comparing gross profit for the prior period before reclassification into discontinued operations, our gross profit as a percentage of revenue (gross margin) increased to 100% in fiscal 2012 compared to 19.1% in fiscal 2011.  The increase in the gross margin in fiscal 2012 compared to 2011 was primarily due to our exit from our core historical operations.  The gross profit of 19.1% in fiscal 2011 was generated from the specific number and mix of systems sold that year.

Prior to February 9, 2011, our gross profit as a percentage of revenue was affected by a variety of factors, including the mix and average selling prices of systems sold and the costs to manufacture, service and support new product introductions and enhancements.

At the present time we are engaged primarily in supporting the activities of Sequel Power through our direct efforts and through related operations and investments we may make in the future.  In addition, we are actively evaluating opportunities for partnerships, mergers or acquisitions with other diversified technology-based companies.

During the fiscal year ended March 31, 2012, we did not record any severance charges.  During the fiscal year ended March 31, 2011, we recorded a severance charge of approximately $474 related to staff reductions of 30 employees, of which approximately $116 was classified as engineering and research and development, $174 as sales and marketing, $47 as general and administration, and $137 as cost of sales.  We had no outstanding severance liability as of March 31, 2011.   The entire amount of severance expense was reclassified to discontinued operations.

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

As of March 31, 2012, we had 1 full-time employee that had been formerly dedicated to equipment design engineering, process support and R&D. This employee is currently responsible for managing the activities related to the sale of our intellectual property and is our key technologist involved in analyzing and evaluating various opportunities that we are reviewing that either support our investment in Sequel Power or represent merger or acquisition opportunities in other diversified technologies.

R&D expenses for fiscal 2012 and 2011 were $1,010 and $2,794, respectively. Prior to the sale of the DRIE related assets, such expenditures were primarily used for the development of new processes, continued enhancement and customization of existing systems, processing customer samples in our demonstration labs and providing process engineering support at customer sites.  The primary cause of the decrease in research and development expenses in fiscal 2011 was due to the reduction in force and sale of the DRIE assets which included the transfer of the Tegal France research and development center.

Sales and Marketing

Prior to the sale of the DRIE related assets, our sales and marketing expenses consisted primarily of salaries, commissions, trade show promotion and advertising expenses.  The Company currently does not maintain a sales and marketing force.  Expenses decreased to $0 in fiscal 2012 from $674 in fiscal 2011.  The decrease in spending was due to the reduction in force as a result of the sale of the DRIE and related assets on February 9, 2011 and the exit from our core historical operations.  As a result of the sale of the Company’s DRIE related assets, and in accordance with generally accepted accounting principles, the DRIE business operation, including related sales and marketing expenses, have been reclassified to discontinued operations.  At the time of the sale, all the Company’s sales and marketing expenses were related to the DRIE operations.

General and Administrative

Our general and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities. General and administrative costs decreased to $2,630 in fiscal 2012 from $3,880 in fiscal 2011 primarily due to the decrease in payroll costs and reduced stock-based compensation expense.  As a result of the sale of the Company’s DRIE related assets, and in accordance with generally accepted accounting principles, the DRIE business operation, including related general and administrative expenses, have been reclassified to discontinued operations.  At the time of the sale, approximately 50% of the Company’s general and administrative expenses were related to the DRIE operations.

Equity in (loss) of unconsolidated affiliate

In fiscal 2012, the Company recorded a $499 net loss in earnings of the unconsolidated affiliate and $170 of amortization expenses related to the difference between the net book value of Sequel’s assets and the cost of the investment.  In fiscal 2011, the Company recorded a $134 net loss in earnings of the unconsolidated affiliate and $45 of amortization expenses related to the difference between the net book value of Sequel’s assets and the cost of the investment.  The Company did not have an investment in an unconsolidated affiliate until the fourth quarter of fiscal 2011.  We incurred an impairment of our investment in our unconsolidated affiliates during the year ended March 31, 2012 in the amount of $1,377.

Other Income (expense), net

Other income (expense), net consists of the change in fair value of the common stock warrant liability and interest earned on our Nano Vibronix investment.

Discontinued Operations

Discontinued operations consists of interest income, other income, reimbursements for expenses from the French government for research and development, gains and losses on the disposal of fixed assets of discontinued operations, gains and losses on foreign exchange and interest income on money market accounts, as well as the reclassification of net expenses associated with our exit from our historical core operations.  In fiscal 2012, discontinued operations included $2,879 in net gain on the sale of NLD patents. In fiscal 2011, discontinued operations included $377 in tax refunds and $662 in reimbursements received from the French government for R&D projects being performed at our Tegal France subsidiary, gains and losses on foreign exchange and interest income on money market accounts, as well as the reclassification of net expenses associated with our exit from our historical core operations.

Income Taxes

In both fiscal 2012 and 2011, our effective tax rate was 0%.  All deferred tax assets have been fully reserved.

Liquidity and Capital Resources

In fiscal years 2012 and 2011, we financed our operations through the use of existing cash balances.  The primary significant changes in our cash flow statement for fiscal 2012 were the net gain in discontinued operations due to the sale of the NLD patents and the net gain on proceeds from contingent payments in discontinued operations, offset by the $1,377 impairment in the Company’s unconsolidated affiliate and our net loss of ($1,429).  The overall decrease in the Company’s revenue performance in both continuing and discontinued operations is related to the sale of the DRIE and related assets to SPTS in the fourth quarter of fiscal 2011.

As the result of our exit from our historical core operations with the sale of DRIE to SPTS on February 9, 2011, in fiscal year 2012, the Company recognized a net gain of $2,930 from the sale of NLD patents and a net gain of $445 from contingent payments owed as a result of the sale of legacy etch and PVD related assets to OEM Group in the fourth quarter of fiscal year 2010.  This was offset by the impairment of $1,377 of our unconsolidated affiliate and the net loss in the unconsolidated affiliate of $669.  The Company also settled its pension obligation of $700 related to its German subsidiary in fiscal 2012.  The settlement of the pension obligation is included in the change in liabilities from discontinued operations.

In fiscal year 2011, as a result of reduced operations and the sale to SPTS of DRIE and related assets, accrued expenses and other current liabilities decreased by $976. Notes receivable decreased $569 as a result of payments made by OEM Group for the legacy etch and PVD assets sold to it in fiscal 2010.  Prepaid expenses and other assets also decreased by $1,088 as a result of accrued reimbursement payments received for R&D expense from the French government as well as decreases resulting from the Company’s reduced operations.

Net cash used in operations in fiscal 2012 was $3,108.  Net cash used in operations in fiscal 2011 was $74, primarily due to the sale of the DRIE and related assets to SPTS.

Net cash generated by investing activities totaled $3,328 and $585, in fiscal years 2012 and 2011, respectively. Fiscal 2012 included net cash generated from the sale of NLD patents and the net payments of the outstanding note receivable and contingent payments related to the sale of legacy related assets to OEM Group, Inc.  Cash used in fiscal 2012 was for the investment in Nano Vibronix. Fiscal 2011 primarily included net cash of $2,000 used for the investment in Sequel Power and net cash generated from the sale of the DRIE related assets to SPTS.

The Company had no notes receivable due at the end of fiscal year 2012.  In fiscal year 2011, notes receivable consisted of the outstanding payments owed by OEM Group in connection with the sale of legacy etch and PVD assets.  There was a $0 balance at the end of fiscal year 2012 and a $500 balance at the end of 2011 for notes payable.

Our consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred net losses of ($1,429) and ($3,130), for fiscal years 2012 and 2011, respectively. Cash flows used in operations were ($3,108) and ($74), for fiscal years 2012 and 2011, respectively. We believe that our outstanding cash balances are adequate to fund operations through fiscal year 2013.

The following summarizes our contractual obligations at March 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating lease obligations	$36	$36	$-	$-	$-
Total contractual cash obligations	$36	$36	$-	$-	$-

Prior to the sale of our legacy Etch and PVD assets to OEM Group and the sale of our DRIE assets to SPTS, certain of our sales contracts included provisions under which customers would be indemnified by us in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to our products. There are no limitations on the maximum potential future payments under these guarantees. We have accrued no amounts in relation to these provisions as no such claims have been made and we believe we have valid, enforceable rights to the intellectual property embedded in its products.

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, Accounting Standards Update (“ASU”) which amends ASC Topic 820, Fair Value Measurement. The purpose of ASU 2011-04 is to clarify the intent about the application of existing fair value measurement and disclosure requirements and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The adoption of the  provisions of ASU 2011-04 did not have a material impact to our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update requires entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and entities will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. Reclassification adjustments between other comprehensive income and net income will be presented separately on the face of the financial statements.  We have adopted the presentation methodology for the year ended March 31, 2012 and 2011.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities, which requires an entity to include additional disclosures associated with its financial instruments.  The new guidance requires the disclosure of gross amounts subject to offset, the amounts of the offsets in accordance with the accounting standards followed, and the related net exposure.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the provisions of ASU 2011-11 to have a material impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Market Risk Disclosure

Foreign Currency Exchange Risk

At March 31, 2012, all of the Company’s investments were classified as cash equivalents in the consolidated balance sheet.  At March 31, 2011, all but 3% of the Company’s investments were classified as cash equivalents in the consolidated balance sheet. The balance of the Company’s fiscal 2011 investments was classified as restricted cash.  The investment portfolio at fiscal 2012 and fiscal 2011 was comprised of money market funds.  With the sale of the DRIE related assets and the closure of the Tegal France subsidiary, our exposure to foreign currency fluctuations has been mostly eliminated.  Prior to the sale of the Company’s operating assets, our exposure to foreign currency fluctuations was primarily related to purchases in Europe and Japan, which were denominated in the Euro and Yen, as well as inventories held in Europe, which are denominated in the Euro.  For the fiscal year ended March 31, 2012, fluctuations of the U.S. dollar in relation to the Euro were immaterial to our financial statements.  In fiscal year 2012, these fluctuations primarily affected the balance of the pension obligation in Germany, which was settled in the third quarter of fiscal year 2012.  In fiscal year 2011, these obligations primarily affected cost of goods sold as it related to varying levels of inventory held in Europe and denominated in the Euro.  The inventory held in Europe was reduced to zero as of March 31, 2011, as a result of the sale to SPTS.

Changes in the exchange rate between the Euro and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.  We expect that sales in international markets may account for a significant portion of any future revenue, since Sequel Power’s development projects are located in several countries outside the United States.

Periodically, the Company would enter into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs were denominated in U.S. dollars and the related revenue was generated in Euros.  As of March 31, 2012, there were no outstanding foreign exchange contracts.

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

We have audited the accompanying consolidated balance sheets of Tegal Corporation and its subsidiaries (“the Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2012.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tegal Corporation and its subsidiaries as of March 31, 2012 and 2011 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/Burr Pilger Mayer, Inc.
San Francisco, California
June 14, 2012

TEGAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$7,820	$7,575
Restricted cash	--	200
Prepaid expenses and other current assets	56	139
Other assets of discontinued operations	418	1,129
Total current assets	8,294	9,043
Property and equipment, net	56	112
Investment in unconsolidated affiliate	--	2,046
Investment in convertible promissory note	312	-
Long term assets of discontinued operations	--	-
Total assets	$8,662	$11,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1	$262
Common stock warrant liability	19	26
Accrued expenses and other current liabilities	316	94
Liabilities of discontinued operations	246	1,410
Total current liabilities	582	1,792

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 1,688,807 and 1,688,943 shares issued and outstanding at March 31, 2012 and 2011, respectively	17	17
Additional paid-in capital	129,052	128,977
Accumulated other comprehensive loss	(142)	(167)
Accumulated deficit	(120,847)	(119,418)
Total stockholders’ equity	8,080	9,409
Total liabilities and stockholders’ equity	$8,662	$11,201

The number of shares issued and outstanding reflects a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended March 31,
	2012	2011

Revenue - related party	$100	$16
Operating expenses:
General and administrative expenses	2,615	1,883
Total operating expenses	2,615	1,883
Operating loss	(2,515)	(1,867)
Equity in (loss) and impairment of unconsolidated affiliate	(2,046)	(179)
Other income (expense), net	18	337
Loss before income tax benefit	(4,543)	(1,709)
Income tax expense (benefit)	--	--
Loss from continuing operations	(4,543)	(1,709)
Gain on sale of discontinued operations, net of taxes	2,930	506
Income (loss) from discontinued operations, net of taxes	184	(1,927)
Income (loss) from discontinued operations	3,114	(1,421)
Net loss	(1,429)	(3,130)
Other comprehensive income (loss)	25	(18)
Total comprehensive (loss)	$(1,404)	$(3,148)

Net loss per share from continuing operations:
Basic and diluted	$(2.69)	$(1.01)

Net income/(loss) income per share from discontinued operations:
Basic and diluted	$1.84	$(0.84)

Net (loss) per share:
Basic and diluted	$(0.85)	$(1.85)

Weighted-average shares used in per share computation:
Basic and diluted	1,689	1,689

The weighted-average number of shares and the (loss) income per share reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Accumulated		Total
			Additional	Other	Accum-	Stock-
	Common Stock		Paid - in	Comprehensive	ulated	holder's
	Shares	Amount	Capital	Income (loss)	Deficit	Equity

Balances at March 31, 2010	1,687,623	17	128,357	(149)	(116,288)	11,937
Common stock issued stock purchase plans	396	-	1	-	-	1
Restricted stock units - vested	924	-	(6)	-	-	(6)
Stock compensation expense	-	-	395	-	-	395
Warrants issued for asset purchase	-	-	230	-	-	230
Net loss	-	-	-	-	(3,130)	(3,130)
Cumulative translation adjustment	-	-	-	(18)	-	(18)
Balances at March 31, 2011	1,688,943	17	128,977	(167)	(119,418)	9,409
Common stock repurchases	(136)	-	-	-	-	-
Stock compensation expense	-	-	175	-	-	175
Warrants exchanged for services	-	-	(100)	-	-	(100)
Net loss	-	-	-	-	(1,429)	(1,429)
Cumulative translation adjustment	-	-	-	25	-	25
Balances at March 31, 2012	1,688,807	17	129,052	(142)	(120,847)	8,080

The number of common stock shares reflects a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

See accompanying notes to consolidated financial statements.

TEGAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,429)	$(3,130)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Stock compensation expense	175	389
Stock issued under stock purchase plan	--	1
Fair value adjustment of common stock warrants	(7)	(337)
Depreciation and amortization - continuing operations	9	180
Depreciation and amortization - discontinued operations	--	449
Inventory impairment charge - assets held for sale	--	398
Net gain on sale of intangible asset - discontinued operations	(2,930)	--
Provision for doubtful accounts and sales returns allowances - discontinued operations	(71)	(253)
Intangible assets - discontinued operations	--	1,230
Loss on disposal of property and equipment - continuing operations	51	--
Loss on disposal of property and equipment - discontinued operations	--	37
Gain on proceeds received from contingent payments - discontinued operations	(445)	--
Interest earned on note receivable	(12)	--
Gain on asset disposition - SPTS - discontinued operations	--	(506)
Equity in (loss) of unconsolidated affiliate	669	179
Impairment of unconsolidated affiliate	1,377	--

Changes in operating assets and liabilities:
Prepaid expenses and other assets	8	84
Accounts payable	(261)	(196)
Accrued expenses and other current liabilities	197	(1)
Current assets and liabilities from discontinued operations	(439)	1,402
Net cash (used in) operating activities	(3,108)	(74)
Cash flows from investing activities:
Acquisition of property and equipment - continuing operations	(4)	(65)
Net proceeds received from sale of intangible asset - discontinued operations	2,930	--
Net cash received on OEM asset disposition - discontinued operations	502	1,250
Net unrestricted cash received on SPTS asset disposition - discontinued operations	--	1,600
Net cash, restricted, received on SPTS asset disposition - discontinued operations	200	(200)
Purchase of interest of unconsolidated affiliate	--	(2,000)
Issuance of note receivable	(300)	--
Net cash provided by investing activities:	3,328	585
Cash flows from financing activities:
Net cash used in financing activities	--	--

Effect of exchange rates on cash and cash equivalents	25	(234)
Net increase in cash and cash equivalents	245	277
Cash and cash equivalents at beginning of period	7,575	7,298
Cash and cash equivalents at end of period	$7,820	$7,575

Supplemental disclosure of non-cash activities:
Warrants issued in purchase of interest in consolidated affiliate	$--	$230

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

Until recently, Tegal Corporation, a Delaware corporation (“Tegal”, the “Company”, “we”, “our” and “us”), designed, manufactured, marketed and serviced specialized plasma etch systems used primarily in the production of micro-electrical mechanical systems (“MEMS”) devices, such as sensors, accelerometers and power devices.  The Company’s Deep Reactive Ion Etch (“DRIE”) systems were also employed in certain sophisticated manufacturing techniques involving 3-D interconnect structures formed by intricate silicon etching, also known as Deep Silicon Etch (“DSE”) for so-called Through Silicon Vias (“TSVs”). For most of the fiscal year ended March 31, 2011, Tegal also sold systems for the etching and deposition of materials found in other devices, such as integrated circuits (“ICs”) and optoelectronic devices found in products such as smart phones, networking gear, solid-state lighting, and digital imaging.

Beginning in the fiscal third quarter of 2009, we experienced a sharp decline in revenues related to our legacy etch and PVD products resulting from the collapse of the semiconductor capital equipment market and the global financial crisis.  The management and the Board of Directors of the Company considered several alternatives for dealing with this decline in revenues, including the sale of assets which the Company could no longer support.  On March 19, 2010, we and our wholly owned subsidiary, SFI, sold inventory, equipment, intellectual property and other assets related to our legacy etch and PVD products to OEM Group Inc. (“OEM Group”), a company  based in Phoenix, Arizona that specializes in “life cycle management” of legacy product lines for several semiconductor equipment companies.  The sale included the product lines and associated spare parts and service business of our 900 and 6500 series plasma etch systems, along with the Endeavor and AMS PVD systems from SFI.  In connection with the sale of the assets, OEM Group assumed our warranty liabilities for recently sold legacy etch and PVD systems.

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

The Sequel Power Transaction

On January 14, 2011,  Tegal, se2quel Partners LLC, a California limited liability company, and Sequel Power LLC, a newly formed Delaware limited liability company (“Sequel Power”), entered into a Formation and Contribution Agreement.  Sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.  se2quel Partners is owned by Ferdinand Seemann, who previously served as an independent member of the Company’s Board of Directors.  Pursuant to the Formation and Contribution Agreement, Tegal contributed $2 million in cash to Sequel Power in exchange for an approximate 25% ownership interest in Sequel Power.  In addition, Tegal issued warrants (“Warrants”) to se2quel Partners and se2quel Management GmbH, a German limited liability company, to purchase an aggregate of 185,777 shares of the Company’s common stock at an exercise price of $3.15 per share.  The Warrants are exercisable for a period of four years.  On March 31, 2012, Sequel Power irrevocably assigned and transferred unto the Company for cancelation a portion of warrants representing the right to purchase 48,310 shares of the Company’s common stock.  In exchange, the Company agreed to waive receivables related to certain fees earned under its Services Agreement with Sequel Partners.

The descriptions of the Formation and Contribution Agreement and the Warrants are qualified in their entirety by reference to the full text of such documents, copies of which were filed as exhibits to the Form 8-K report filed on January 21, 2011.

The SPTS Transaction

On February 9, 2011, Tegal and SPP Process Technology Systems Limited, (“SPTS”), a company incorporated and registered in England and Wales, entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company sold to SPTS all of the shares of Tegal France, SAS, the Company’s wholly-owned subsidiary, and product lines and certain equipment, intellectual property and other assets relating to the Company’s DRIE systems and certain related technology SPTS also assumed existing customer contracts, including all installation and warranty obligations of existing customers, and other liabilities arising after the closing of the transaction (the “Assumed Liabilities”).  The transaction closed immediately after execution of the Purchase Agreement. The consideration paid by SPTS totaled approximately $2.1 million, comprised of approximately $0.5 million of Assumed Liabilities and $1.6 million in cash.

Principles of Consolidation and Foreign Currency Transactions

The consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States.  Intercompany transactions and balances are eliminated in consolidation. Accounts denominated in foreign currencies are translated using the foreign currencies as the functional currencies. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange and revenues and expenses are translated using weighted-average rates. The effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains and losses from foreign currency transactions are included in the statements of operations and comprehensive loss as a component of other income (expense), net, and were not material in all periods presented.

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

Reclassifications

As a result of the sale of the Company’s DRIE assets in the prior fiscal year, and in accordance with GAAP, the DRIE business operations related to the designing, manufacturing, marketing and servicing of systems and parts within the semiconductor industry has been reclassified to discontinued operations in our condensed consolidated financial statements.   Amounts for the prior periods have been reclassified to conform to this presentation.  The exit from the DRIE operation was essentially completed by the end of the fourth quarter of our 2011 fiscal year.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments having a maturity of three months or less on the date of purchase to be cash equivalents.

At March 31, 2012 and 2011, all of the Company’s current investments are classified as cash equivalents in the consolidated balance sheets. The investment portfolio at March 31, 2012 and 2011 is comprised of money market funds. At March 31, 2012 and 2011 the fair value of the Company’s investments approximated cost.

Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes receivable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. Prior to February 9, 2011, the Company had foreign subsidiaries, which operated and sold the Company’s products in various global markets. With the sale of the DRIE related assets and the closure of the Tegal France subsidiary, our exposure to foreign currency fluctuations has been mostly eliminated.  The Company does not hold derivative financial instruments for speculative purposes.  Periodically, the Company would enter into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs were denominated in U.S. dollars and the related revenue was generated in Euros.  On March 31, 2012 and 2011, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.

Changes in the exchange rate between the Euro and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.

The balance in notes receivable for fiscal year ended March 31, 2012 was zero.  Notes receivable for the fiscal year ended March 31, 2011 consisted of the outstanding payments owed by OEM Group in connection with the sale of legacy assets, and was included in assets of discontinued operations.

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

The Company’s financial instruments consist primarily of money market funds.  At March 31, 2012, all of the Company’s current assets in financial instruments investments were classified as cash equivalents in the consolidated balance sheet. The investment portfolio at March 31, 2011 was comprised of money market funds.   The carrying amounts of the Company’s cash equivalents are valued using Level 1 inputs.  The Company also has warrant liabilities which are valued using Level 3 inputs.

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

Any differences between the cost of our investment in an unconsolidated affiliate and our underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from a different basis in assets contributed to the joint venture. The net difference between our investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates is generally amortized over a period of ten years, which is determined to be the estimated useful life of the underlying intangibles which created the difference in carrying amount.  As a result of the impairment charge taken against our unconsolidated affiliate, the net difference at March 31, 2012 was $0.  The amortization expense related to this difference for the fiscal year ended March 31, 2012 was $171.

 On a periodic basis, we assess whether there are any indicators that the fair value of our investments in unconsolidated affiliates may be impaired. An investment is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each investment are based on a number of assumptions such as future revenue projections, operating forecasts, discount rates and capitalization rates, among others.  These assumptions are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the fair values estimated in the impairment analyses may not be realized.  Our estimate of the fair value of our investment is $0; accordingly we incurred an impairment charge of our investment in our unconsolidated affiliates during the year ended March 31, 2012 in the amount of $1,377.

Investment in Convertible Promissory Note

The Company’s carrying amount of its investment in a Convertible Promissory Note approximates fair value.  On a periodic basis, we assess whether there are any indicators that the fair value of our investment in Convertible Promissory Note may be impaired. An investment is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment.

As of March 31, 2012, the Company’s investment in Convertible Promissory Note consisted solely of the investment in Nano Vibronix.  That note bears interest at a rate of 10% per year compounded annually and matures on November 15, 2014.  Interest is accrued and recognized quarterly.  As of March 31, 2012, the Convertible Promissory Note balance was $312 consisting of the original $300 investment and $12 in accrued interest.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments. Substantially all of the Company’s liquid investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the United States, Europe and Asia. Prior to our exit from our historical core operations, the Company performed ongoing credit evaluations of its customers and generally required no collateral. The Company no longer maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant.

As of March 31, 2012, the Company’s accounts receivable balance was wholly related to one customer in discontinued operations.  As of March 31, 2011 two customers accounted for approximately 98% of the accounts receivable balance.

As of March 31, 2012, the Company’s Note Receivable balance was zero.  The Company’s Note Receivable at March 31, 2011 consisted of the outstanding payments owed by OEM Group in connection with the sale of legacy etch and PVD assets completed in March 2010.

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

 As a result of the sale of DRIE related assets to SPTS, the Company wrote off the value of the NLD hardware inventory.  The value of the NLD hardware inventory during fiscal year 2011 was $398.  This amount was included in the loss from discontinued operations.  The Company recognized a zero value for the NLD hardware inventory.  This inventory was included in the first sale of related patents in fiscal year 2012.  The Company retained the internally developed NLD patents and has sold all but nine of those patents to third parties as of March 31, 2012.  The remaining patents are being offered for sale to third parties. The NLD patent portfolio provides a unique, exploitable, and defendable intellectual property position in thin film deposition technology combining unique aspects of pulsed chemical vapor deposition (PCVD) and atomic layer deposition (ALD) technologies.

Warranty Costs

The Company provided for the estimated cost of our product warranties at the time revenue was recognized. Our warranty obligation was affected by product failure rates, material usage rates and the efficiency by which the product failure was corrected.  The warranty reserve was based on historical cost data related to warranty.  Should actual product failure rates, material usage rates and labor efficiencies have differed from our estimates, revisions to the estimated warranty liability would have been required.  Actual warranty expense was typically low in the period immediately following installation.  As of March 31, 2012, the Company had no warranty liabilities, as these liabilities were included in the consideration for the DRIE and associated asset sale to SPTS on February 9, 2011.

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

Identified Intangible Assets

Intangibles include patents and trademarks that are amortized on a straight-line basis over periods ranging from 5 years to 15 years.  The Company performs an ongoing review of its identified intangible assets to determine if facts and circumstances exist that indicate the useful life is shorter than originally estimated or the carrying amount may not be recoverable in accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles, Goodwill and Other”.   If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flow associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

No impairment charges were recorded for intangible assets in the fiscal years ended 2012 and 2011.  As of fiscal year 2011, all of the Company’s remaining intangible assets with a carrying value greater than zero were included in the asset sale of the DRIE product line to SPTS.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, as well as at our fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. There were no indicators of impairment and no impairment charges for long-lived assets were recorded for the fiscal years ended March 31, 2012 and 2011.

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

The Company no longer maintains reserves for potential credit losses as such risk has been determined to be immaterial.  Write offs during the periods presented have been insignificant.  The Company previously maintained an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments for systems sales.

Prior to the sale of the Company’s manufacturing assets, the Company’s return policy was for spare parts and components only.  A right of return did not exist for systems. Customers were allowed to return spare parts if they were defective upon receipt. The potential returns were offset against gross revenue on a monthly basis.  During the existence for the Company’s return policy, management reviewed outstanding requests for returns on a quarterly basis to determine that the reserves were adequate.

Revenue Recognition

Until February 9, 2011, each sale of our equipment was evaluated on an individual basis in regard to revenue recognition.  We had integrated in our evaluation the related guidance included in ASC Topic 605 – “Revenue Recognition”. We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectability is reasonably assured.

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

      Prior to February 9, 2011, for new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance could not be fully assessed prior to meeting customer specifications at the customer site, 100% of revenue was recognized upon completion of installation and receipt of final customer acceptance.  Since title to goods generally passed to the customer upon shipment and 90% of the contract amount became payable at that time, inventory was relieved and accounts receivable was recorded for the entire contract amount.  The Company relieved the entire amount from inventory at the time of sale, and the related deferred revenue liability was recognized upon installation and customer acceptance.  The revenue on these transactions was deferred and recorded as deferred revenue.  As of March 31, 2012 and 2011, deferred revenue as related to systems was $0 and $130, respectively.  Prior to our exit from our core operations, we reserved for warranty costs at the time the related revenue is recognized.

Revenue related to sales of spare parts was recognized upon shipment.  Revenue related to maintenance and service contracts was recognized ratably over the duration of the contracts.  Unearned maintenance and service revenue was included in deferred revenue.  For each year ended March 31, 2012 and 2011, there was no deferred revenue related to service contracts.  The Company no longer offers maintenance and service contracts.  Revenue related to project services is recognized upon completion of performance of those services.

Prior to the sale of the Company’s manufacturing assets, the Company’s return policy was for spare parts and components only.  A right of return did not exist for systems. Customers were allowed to return spare parts if they were defective upon receipt. The potential returns were offset against gross revenue on a monthly basis.  During the existence of the Company’s return policy, management reviewed outstanding requests for returns on a quarterly basis to determine that the reserves were adequate.

Accounting for Freight Charged to Customers

Prior to the sale of our legacy Etch and PVD assets to OEM Group and the sale of our DRIE assets to SPTS, spares and systems were typically shipped “freight collect,” therefore no shipping revenue or cost was associated with the sale.  When freight was  charged, the amount charged to customers is booked to revenue and freight costs incurred are offset in the cost of revenue accounts pursuant to Financial Accounting Standards Board’s (“FASB”) EITF 00-10 (Topic 605).    The Company no longer engages in the sale or shipment of manufactured products.

Income Taxes

      We account for income taxes in accordance with ASC Topic 740 – “Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2012 and 2011, we have recorded a full valuation allowance for our deferred tax assets based on our past losses and uncertainty regarding our ability to project future taxable income. In future periods, if we are able to generate income we may reduce or eliminate the valuation allowance.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common shares outstanding plus any potentially dilutive securities, except when the effect of including such changes is antidilutive.  The weighted-average number of shares and the (loss) income per share reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718 – “Compensation-Stock Compensation” which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period.

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

Comprehensive (Loss)

Comprehensive (loss) is defined as the change in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss) for the Company is attributable to foreign currency translation adjustments.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC Topic 820, Fair Value Measurement. The purpose of ASU 2011-04 is to clarify the intent about the application of existing fair value measurement and disclosure requirements and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The adoption of the provisions of ASU 2011-04 did not have a material impact to our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update requires entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and entities will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. Reclassification adjustments between other comprehensive income and net income will be presented separately on the face of the financial statements. We have adopted the presentation methodology for the years ended March 31, 2012 and 2011.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities, which requires an entity to include additional disclosures associated with its financial instruments.  The new guidance requires the disclosure of gross amounts subject to offset, the amounts of the offsets in accordance with the accounting standards followed, and the related net exposure.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the provisions of ASU 2011-11 to have a material impact on our consolidated financial statements.

Note 2.  Balance Sheet and Statement of Operations Detail

Net inventories for the periods presented were zero.  With the sale of our legacy Etch and PVD assets to OEM Group and the sale of our DRIE assets to SPTS, the company no longer maintains inventory.  The Company did not sell or scrap previously reserved inventory during the twelve months ended March 31, 2012 and 2011.  The inventory provision balance for the periods ended March 31, 2012 and 2011 was $0.  In the fiscal year ended March 31, 2012, the Company’s inventory consisted of the NLD hardware, which was held for sale, and had a book value of zero.  The NLD hardware was included in the sale of the first lot of patents completed in the third quarter of the current fiscal year.  The Company no longer engages in the sale or shipment of manufactured products.

Previously, the Company’s policy was that inventories were stated at the lower of cost or market. Cost was computed using standard cost, which approximates actual cost on a first-in, first-out basis and included material, labor and manufacturing overhead costs. Any excess and obsolete provision was only released if and when the related inventory is sold or scrapped.

Prior to the sale of the Company’s inventory assets, the Company periodically analyzed any systems that were in finished goods inventory to determine if they were suitable for current customer requirements.  At that time, the Company’s policy was that, if after approximately 18 months, it determines that a sale will not take place within the next twelve months and the system would be useable for customer demonstrations or training, it is transferred to fixed assets.  Otherwise, it was expensed.

Property and equipment, net, consisted of:

	March 31
Long-lived assets at period-end:	2012	2011
Discontinued Operations:
United States	$-	$-
Europe	-	-
Continuing Operations:
United States	56	112
Total Long-lived assets	$56	$112

Depreciation expense for years ended March 31, 2012 and 2011 was $9 and $442, respectively.

A summary of accrued expenses and other current liabilities follows, including accrued liabilities related to discontinued operations:

	March 31,
	2012	2011
Discontinued Operations
Accrued compensation costs	$66	$700
Taxes payable	76	58
German subsidiary closing legal expenses	104	-
Continuing Operations
Accrued compensation costs	245	55
Other	71	39
	$562	$852

Product warranty and guarantees:

Prior to our exit from our historical core operations, the Company provided warranty on all system sales based on the estimated cost of product warranties at the time revenue is recognized.  The warranty obligation was affected by product failure rates, material usage rates, and the efficiency by which the product failure was corrected.  The Company’s warranty obligation was assumed by SPTS as part of the sale of the DRIE assets.  Warranty activity for the years ended March 31, 2012 and 2011, is as follows:

	Warranty Activity for the
	Year Ending March 31,
	2012	2011
Balance at the beginning of the period	$-	$374
Additional warranty accruals for warranties issued during the period	--	544
Warranty liability transferred to SPTS	--	(495)
Warranty expense during the period	--	(423)
Balance at the end of the period	$-	$-

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

In connection with the sale, as of March 31, 2011, the Company’s intangible assets net value was zero.  As of March 31, 2012, the Company’s intangible assets net value was also zero.

Amortization expense was $0 and $187 in fiscal 2012 and fiscal 2011, respectively.  The Company sold all remaining intangibles, except the NLD related patents, to SPTS on February 9, 2011.  The Company retained the internally developed NLD patents and has sold all but nine of those patents to third parties as of March 31, 2012.  The remaining patents are being offered for sale to third parties.

Note 4.  Earnings Per Share (EPS)

Basic EPS is computed by dividing income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period. All amounts in the following table are in thousands except per share data.  The weighted-average number of shares and the (loss) income per share reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

Basic net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Year Ended March 31,
	2012	2011

(Loss) from continuing operations	$(4,543)	$(1,709)

Income (loss) from discontinued operations, net of taxes	3,114	(1,421)

Net (loss) applicable to common stockholders	$(1,429)	$(3,130)
Basic and diluted:
Weighted-average common shares outstanding	1,689	1,689

Net (loss) per share from continuing operations:
Basic and diluted	$(2.69)	$(1.01)

Net income/(loss) income per share from discontinued operations:
Basic and diluted	$1.84	$(0.84)

Net (loss) per share:
Basic and diluted	$(0.85)	$(1.85)

Outstanding options, warrants and Restricted Stock Units (“RSUs”) of 365,580 and 329,700, at a weighted-average exercise price of $8.85 and $13.65, on March 31, 2012 and 2011, respectively, were not included in the computation of diluted net (loss) income per common share for the periods presented as a result of their anti-dilutive effect.  Such securities could potentially dilute earnings per share in future periods.

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

The assets and liabilities of discontinued operations are presented separately under the captions “Other assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the accompanying consolidated balance sheets at March 31, 2012 and 2011 and consist of the following:

	March 31,
	2012	2011

Assets of Discontinued Operations:
Accounts and other receivables, net of allowances for sales returns and doubtful accounts of $0 and $71 at March 31, 2012 and 2011, respectively	$410	$591
Notes receivable	--	528
Prepaid expenses and other current assets	8	10
Total assets of discontinued operations	$418	$1,129

Liabilities of Discontinued Operations:
Accounts payable	$-	$522
Deferred revenue	--	130
Accrued expenses and other current liabilities	246	758
Total liabilities of discontinued operations	$246	$1,410

In fiscal year 2011, the Company recognized a gain of $506 from the sale of the DRIE assets.  Total revenue from discontinued operations was $0 and $6,629 for the years ended March 31, 2012 and 2011, respectively.  The total (gain)/loss from discontinued operations, including income tax expense (benefit), was ($184) and $1,927, for the same years respectively.  Total losses from discontinued operations for the years ended March 31, 2012 and 2011 included the reclassification of operating expenses related to the manufacture, design, marketing and servicing of the DRIE operations including foreign exchange adjustments and income tax expense (benefit).    The gain in fiscal year ended 2012 results primarily from the sale of the NLD patents.

The Company also recognized $3,750 from the sale of the NLD patents.  As these assets were internally developed, there was a corresponding zero book value.  The NLD gain is recognized in discontinued operations, along with the related costs of $820, which includes $772 in commission expense, resulting in a gain of $2,930.  During the fiscal year ended March 31, 2012, the Company, as part of its proposed sale of its intellectual property portfolio for Nanolayer Deposition Technology (NLD), awarded three of the four offered lots to multiple semiconductor equipment manufacturers.  The Company finalized the sale transaction of the first of the four lots on December 23, 2011.  The Company finalized the sale transaction of the second lot on January 13, 2012.  While the third lot has been awarded, the Company has not yet finalized that transaction.  Sales of NLD patents in future periods will also be recognized in discontinued operations, as well all related expenses to finalize the sales.  NLD is a process technology that bridges the gap between high throughput, non-conformal chemical vapor deposition (CVD) and highly conformal, low throughput atomic layer deposition (ALD).  The portfolio included over 35 US and international patents in the areas of pulsed-CVD, plasma-enhanced ALD, and NLD.  The Company has sold all but nine of those patents to third parties as of March 31, 2012.  The remaining patents are being offered for sale to third parties.

In fiscal year 2012, the Company also recognized deferred revenue of $130, offset by related commission expense, as well as revenue of $89 from the finalization of the sale of the DRIE assets which occurred in the fourth quarter of the prior fiscal year.  In the same period, the Company received $440 from OEM in installment payments related to the sale of legacy assets, and recognized $64 in foreign currency transactions.

Note 6.  Income Taxes

The deferred tax asset valuation allowance as of March 31, 2012 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, net operating loss carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding our ability to realize the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses, and the lack of carryback capacity to realize deferred tax assets.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the year ended March 31, 2012 includes no interest and penalties. As of March 31, 2011, we have no accrued interest and penalties related to uncertain tax positions.

Components of income (loss) from continuing operations before income taxes is attributed to the following geographic locations for the years ended March 31, 2012 and 2011 (in thousands):

Year ended March 31,	2012	2011

Domestic	$(4,543)	$(1,709)
Foreign	-	-
Income (loss) from continuing operations before income tax expense (benefit)	$(4,543)	$(1,709)

Components of income tax expense (benefit) for the years ended March 31, 2012 and 2011 consisted of the following (in thousands):

Year ended March 31,	2012	2011

Current:
U.S. Federal	$-	$-
State and Local	-	-
Foreign (credit)	-	-
Total current tax expense (benefit)	-	-
Deferred
U.S. Federal	-	-
State and Local	-	-
Foreign (credit)	-	-
Total deferred tax expense	-	-

Total income tax expense (benefit)	$-	$-

The income tax expense (benefit) for the years ended March 31, 2012 and 2011 differed from the amounts computed by applying the statutory U.S. federal income tax rate as  follows (in thousands):

Year ended March 31,	2012	2011

Federal tax expense (benefit) at U.S. Statutory Rate	$(486)	$(1,592)
State tax expense (benefit) net of federal tax effect	(90)	(93)
Change in valuation allowance	26	(385)
Other items	550	2,070
Total income tax expense/(income)	$-	$-

Components of deferred taxes are as follows (in thousands):

Year ended March 31,	2012	2011

Deferred revenue	$-	$52
Accruals, reserves and other	1,566	1,530
Net operating loss carryforwards	38,140	38,636
Credit carryforward	2,233	2,276
Uniform cap adjustment	-	12
Impairment on investment	548	-
Other	848	803

Gross deferred tax assets	43,335	43,309
Valuation allowance	(43,335)	(43,309)
Net deferred tax asset	$-	$-

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Taxes”, (ASC Topic 740), on January 1, 2007. As a result of the implementation of ASC Topic 740, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. As of the date of adoption, the Company recorded a $1.4 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet at that time.

Tabular Reconciliation of Unrecognized Tax Benefits

Ending Balance at March 31, 2010	1,036

Increase/(Decrease) of unrecognized tax benefits taken in prior years	-
Increase/(Decrease) of unrecognized tax benefits related to current year	-
Increase/(Decrease) of unrecognized tax benefits related to settlements	-
Reductions to unrecognized tax benefits related to lapsing statute of limitations	(192)
Ending Balance at March 31, 2011	844

Increase/(Decrease) of unrecognized tax benefits taken in prior years	-
Increase/(Decrease) of unrecognized tax benefits related to current year	3
Increase/(Decrease) of unrecognized tax benefits related to settlements	-
Reductions to unrecognized tax benefits related to lapsing statute of limitations	(14)
Ending Balance at March 31, 2012	833

There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statues are still open on fiscal years ended March 31, 1995 forward for federal purposes, and for fiscal years ended March 31, 2002 forward for state purposes.  For the years prior to March 31, 2008 for federal purposes and prior to March 31, 2007 for state purposes, any adjustments would be limited to reduction in the net operating loss and credit carryforwards.

Total interest and penalties included in the statement of operations for the year ended March 31, 2012 is zero.  It is the Company’s policy to include interest and penalties related to uncertain tax positions in tax expense.

We have recorded no net deferred tax assets for the years ended March 31, 2012 and 2011, respectively.  The Company has provided a valuation allowance of $43.3 million at March 31, 2012 .  The valuation allowance fully reserves all net operating loss carryforwards, credits and non-deductible accruals and reserves, for which realization of future benefit is uncertain.  The realization of net operating losses may be limited due to change of ownership rules.  The valuation allowance remained materially consistent during fiscal 2012 and decreased by $0.4 million in fiscal 2011.

At March 31, 2012, the Company has net operating loss carryforwards of approximately $98.7 million and $47.5 million for federal and state tax purposes, respectively.  The federal net operating loss carryforward will begin to expire in the year ended March 31, 2020 and the state of California will start to expire in the year ended March 31, 2013.

At March 31, 2012, the Company also has research and experimentation credit carryforwards of $1.3 million and $0.8 million for federal and state income tax purposes, respectively.  A portion of the federal credit began to expire in the year ended March 31, 2012 and the state of California will never expire under current law.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry-forwards in certain situations where changes occur in the stock ownership of a corporation during a certain time period.  In the event the Company had incurred a change in ownership, utilization of the carry-forwards could be significantly restricted

Note 7.   Reduction in Force

During the fiscal year ended March 31, 2012, we had no severance charges and no outstanding severance liability.

During the fiscal year ended March 31, 2011, we recorded a severance charge of approximately $474 related to staff reductions of 30 employees.  We had no outstanding severance liability as of March 31, 2011.    The entire amount of severance expense is included in discontinued operations.

Note 8.  Commitments and Contingencies

The Company has several non-cancelable operating leases, primarily for general office space, that expire over the next two years.  We have no capital leases at this time. Future minimum lease payments under these leases are as follows:

Operating
Year Ending March 31,	Leases

2013	$36
Total minimum lease payments	$36

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to discontinued operations, net of sublease income, was $12 and $271, during the years ended March 31, 2012 and 2011, respectively.  Rent expense for operating leases related to continuing operations, net of sublease income, was $60 and $34, during the years ended March 31, 2012 and 2011, respectively.

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

•	During the fiscal year 2012, the Company issued no warrants. The Company booked $0 of expense for warrants previously issued.

At March 31, 2012, there were 8,825 warrants outstanding, with an average exercise price of $32.27.

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

2007 Incentive Award Plan

Pursuant to the terms of the Company’s 2007 Equity Participation Plan (“2007 Equity Plan”), which was authorized as a successor plan to the Company’s 1998 Equity Incentive Plan and Director Option Plan, an aggregate of 200,000 shares of common stock is available for grant pursuant to the 2007 Equity Plan, plus the number of shares of common stock which are or become available for issuance under the 1998 Equity Plan and the Director Option Plan and which are not thereafter issued under such plans. The 2007 Equity Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards.  The option exercise price of all stock options granted pursuant to the 2007 Equity Plan will not be less than 100% of the fair market value of the common stock on the date of grant. Stock options may be exercised as determined by the Board, but in no event after the tenth anniversary date of grant, provided that a vested nonqualified stock option may be exercised up to 12 months after the optionee's death.  Awards granted under the 2007 Equity Plan are generally subject to vesting at the discretion of the Committee.  As of March 31, 2012, 472,968 shares were available for issuance under the 2007 Equity Plan.

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

Employee Qualified Stock Purchase Plan

The Company has offered an employee qualified stock purchase plan (“Employee Plan”) under which rights are granted to purchase shares of common stock at 85% of the lower of the market value of such shares at the beginning of a six month offering period or at the end of that six month period. Under the Employee Plan, the Company is authorized to issue up to 16,667 shares of common stock. There were no common stock shares purchased in fiscal 2012.  Some 396 common stock shares were purchased in fiscal 2011.    Shares available for future purchase under the Employee Plan were 3,705 at March 31, 2012.

Savings and Investment Plan

The Company has established a defined contribution plan that covers substantially all U.S. employees. Employee contributions of up to 4% of each U.S. employee’s compensation will be matched by the Company based upon a percentage to be determined annually by the Board. Employees may contribute up to 15% of their compensation, not to exceed a prescribed maximum amount. The Company made contributions to the plan of $12 and $7, in the years ended March 31, 2012 and 2011, respectively.

Note 11.  Stock Based Compensation

The share amounts and share prices reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

A summary of stock option and warrant activity during the year ended March 31, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in Years)	Value
Beginning outstanding	154,938	$21.63
Granted	2,499	$3.43
Expired	(29,604)	$30.38

Ending outstanding	127,833	$19.24	5.87	$-
Ending vested and expected to vest	127,764	$19.21	5.87	$-
Ending exercisable	116,469	$20.12	5.73	$-

The aggregate intrinsic value of options and warrants outstanding at March 31, 2012 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of March 31, 2012.

The weighted-average estimated grant date fair value, as defined by ASC Topic 718 for stock options granted during fiscal 2012 and 2011, was $3.43 and $2.90, per option, respectively.

The following table summarizes information with respect to stock options and warrants outstanding as of March 31, 2012:

						Weighted
			Weighted			Average
		Number	Average	Weighted	Number	Exercise
		Outstanding	Remaining	Average	Exercisable	Price
Range of		As of	Contractual	Exercise	As of	As of
Exercise Prices		March 31,	Term	Price	March 31,	March 31,
		2012	(in years)		2012	2012
$2.90	$6.00	8,330	8.89	$4.30	5,831	$4.67
6.25	11.70	54,435	6.64	11.53	45,639	11.50
17.80	28.10	49,648	5.40	21.73	49,623	21.73
30.56	61.80	14,506	3.08	43.49	14,498	43.48
61.94	151.94	854	2.41	88.99	832	89.52
152.21	285.00	58	1.33	174.08	46	174.00
286.72	300.27	2	0.00	293.50	-	-

$2.90	$300.27	127,833	5.87	$19.24	116,469	$20.12

The weighted-average estimated grant date fair values per share, for rights granted under the Employee Stock Purchase Plan during fiscal 2011 was $2.75.  No shares were granted under the Employee Stock Purchase Plan during fiscal 2012.

The Company used the following valuation assumptions to estimate the fair value of options granted for the years ended March 31, 2012 and 2011, respectively:

STOCK OPTIONS:	2012	2011
Expected life (years)	6.0	6.0
Volatility	155%	75%
Risk-free interest rate	1.04%	1.62%
Dividend yield	0%	0%

ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility.

ESPP:	2012	2011
Expected life (years)	0.5	0.5
Volatility	55%	65%
Risk-free interest rate	0.07%	0.15%
Dividend yield	0%	0%

Valuation and Other Assumptions for Stock Options

Valuation and Amortization Method.    The Company estimates the fair value of stock options granted using the Black-Scholes option model. We estimate the fair value using a single option approach and amortize the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

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

The Company does not use multiple share-based payment arrangements.

Restricted Stock Units

The following table summarizes the Company’s restricted stock award activity for the period ended March 31, 2012:

	Number	Weighted- Average
	of	Grant Date
	Shares	Fair Value
Balance March 31, 2011	123,416	$2.66
Granted	148,989	$1.79
Forfeited	-	$-
Vested	(35,864)	$2.69
Balance, March 31, 2012	236,541	$2.11

The weighted-average estimated grant date fair value, as defined by ASC Topic 718 for restricted stock awards granted during fiscal 2012 and 2011 was $1.79 and $2.70, per award, respectively.

As of March 31, 2012 there was $416 of total unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted-average period of 2.85 years.

Total stock-based compensation expense related to stock options and RSUs for the years ended March 31, 2012 and 2011 was $175 and $390, respectively.  The total compensation expense related to non-vested stock options and RSUs not yet recognized at  March 31, 2012 is $429 which is expected to be recognized over a weighted-average period of 2.77 years.

Note 12.  Geographical Information

The Company operates in one segment through its earnings of project service revenues as a result of its contribution agreement with Sequel Power.  Sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.

For geographical reporting, revenues are attributed to the geographic location in which the main offices of the Company’s unconsolidated affiliate are located.  Long-lived assets consist of property, plant and equipment, and are attributed to the geographic location in which they are located.  Net sales and long-lived assets by geographic region were as follows:

	Revenue for the
	Years Ended March 31,
	2012	2011
Sales to customers located in:
United States	$100	$16
Total sales	$100	$16

	March 31
Long-lived assets at period-end:	2012	2011
Discontinued Operations:
United States	$-	$-
Europe	-	-
Continuing Operations:
United States	56	112
Total Long-lived assets	$56	$112

Revenues for each period presented are all part of continuing operations.  Revenues of $0 and $6,629 for the fiscal years 2012 and 2011, respectively, have been reclassified to discontinued operations.  All revenues of continuing operations are attributed to the United States.

Until February 9, 2011, the Company’s sales were primarily to manufacturers. The composition of our top five customers has changed from year to year.  In fiscal year 2012, one customer, Sequel Power, accounted for 100% of project service related sales.  Prior to 2012, when the Company was actively engaged in capital equipment manufacture and sales, the net system sales to our top five customers in fiscal 2011 accounted for 94.4% of our total net systems sales.  A leading precision timing device manufacturer, IMS Fraunhofer, Ulsan National Institute of Science and Technology, ST Microelectronics SA and the Uppsala University accounted for 25.5%, 19.45%, 17.85%, 16.1% and 15.5%, respectively of our total revenue in fiscal 2011.  Other than these customers, no single customer represented more than 10% of our total revenue in fiscal 2011.  With the sale of the DRIE etch product line and our exit from our historical core operations, we currently have only one customer.

Note 13.  Investment in Unconsolidated Affiliate

On January 14, 2011,  Tegal, se2quel Partners LLC, a California limited liability company and Sequel Power LLC, a newly formed Delaware limited liability company (“Sequel Power”), entered into a Formation and Contribution Agreement (the “Contribution Agreement”).  Sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.  se2quel Partners is owned by Ferdinand Seemann, who previously served as an independent member of the Company’s Board of Directors.  Pursuant to the Formation and Contribution Agreement, Tegal contributed $2 million in cash to Sequel Power in exchange for an approximate 25% ownership interest in Sequel Power.  In addition, Tegal issued warrants (“Warrants”) to se2quel Partners and se2quel Management GmbH, a German limited liability company, to purchase an aggregate of 185,777 shares of the Company’s common stock at an exercise price of $3.15 per share.  The warrants are exercisable for a period of four years.  On March 31, 2012, Sequel Power irrevocably assigned and transferred unto the Company for cancelation a portion of warrants representing the right to purchase 48,310 shares of the Company’s common stock.  In exchange, the Company agreed to waive the collection of certain earned fees under its Services Agreement with Sequel Partners.

The descriptions of the Formation and Contribution Agreement and the warrants are qualified in their entirety by reference to the full text of such documents, copies of which were filed as exhibits to the Form 8-K report on January 21, 2011.

The Company reviews the investment for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value has occurred.  In the fiscal year ended March 31, 2012, we concluded that the market value of our investment in Sequel Power was less than our carrying values in the current economic environment.

The value on the balance sheet of Sequel Power at fiscal year end March 31, 2012, prior to the impairment was approximately $1,377 which represented our investment in the value of Sequel Power.  We now believe the intangible asset has a value of zero.  This valuation is based upon the fact that the business model of Sequel Power is under review by Sequel Power’s management.  Sequel Power’s management is researching other possibilities for the direction of the company and may or may not use its proprietary solar development model in the future.  Additionally, there is uncertainty that Sequel Power will be able to continue as a going concern and its survivability is at risk.  The undiscounted expected future cash flows are less than the pre-impairment carrying value of the assets, and an impairment loss was recognized based on the excess of the carrying amount over the fair value of the assets.   Based on these facts, the Company took an impairment charge of its Sequel investment in the amount of $1,377.

Note 14.   Subsequent Events

On May 7, 2012, the Company received a VAT refund related to discontinued operations in its former French subsidiary in the amount of 312,296 euros.  As of March 31, 2012, this amount was recognized in Other Assets of Discontinued Operations.  The settlement of this outstanding amount due will be classified as a reduction of asset of discontinued operations.  The related foreign exchange gain or loss will be classified as a gain or loss on the sale of discontinued operations in the first quarter of the next fiscal year.

On May 4, 2012, the Company loaned $300 to an early stage technology company in connection with a potential strategic transaction.  The loan bears interest at an annual rate of 0.28%, matures no later than November 4, 2012 and is subject to partial offset under certain circumstances.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.   As of March 31, 2012, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012 such disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of March 31, 2012.  Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of March 31, 2012.

Evaluation of disclosure controls and procedures.   As of March 31, 2012, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, such disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of March 31, 2012.  Management’s assessment of internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of March 31, 2012 has not been audited by Burr Pilger Mayer, Inc., an independent registered public accounting firm, as stated in their report appearing above.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

Submission of Matters to a Vote of Security Holders

On March 27, 2012, the Company held its annual meeting of the stockholders.  Present at the meeting, in person or by proxy, were the holders of 1,290,296 shares of common stock of the Company, representing 75.3% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote.

At least 236,140 votes have been cast for each of the four nominated candidates for director of the Company and that Jeffrey Krauss, Thomas Mika, Carl Muscari and Gilbert Bellini have therefore been elected director of Tegal Corporation for a period of one year and until their respective successors have been duly elected and qualified.

The vote to ratify the appointment of Burr Pilger Mayer, Inc. as our Independent Registered Public Accounting Firm for the fiscal year ended March 31, 2012 was approved by stockholders as follows:

Total Votes

For	1,272,112
Against	11,076
Abstain	7,108

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

10.24
Warrant Transfer Agreement and replacement Warrants issued dated March 31, 2012 (incorporated by reference to Exhibit 99.5 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2012).

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
Thomas R. Mika
President, Chief Executive Officer and Chairman of the Board
__ Dated: June 14, 2012

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

Signature	Title	Date

/s/ THOMAS R. MIKA	President, CEO, and Chairman of the Board	June 14, 2012
Thomas R. Mika	(Principal Executive Officer)

/s/ CHRISTINE T. HERGENROTHER	Chief Financial Officer (Principal	June 14, 2012
Christine T. Hergenrother	Financial and Accounting Officer)

/s/ JEFFREY M. KRAUSS	Director	June 14, 2012
Jeffrey M. Krauss

/s/ CARL MUSCARI	Director	June 14, 2012
Carl Muscari

/s/ GILBERT BELLINI	Director	June 14, 2012
Gilbert Bellini

INDEX TO EXHIBITS

Exhibit Number	Description

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

Exhibit Number	Description

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

10.24
Warrant Transfer Agreement and replacement Warrants issued dated March 31, 2012 (incorporated by reference to Exhibit 99.5 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2012).

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