Form 10-K/A
period 2012-03-31
TEGAL CORP /DE/
filed 2012-06-15
CIK 931059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Tegal Corporation for the fiscal year ended March 31, 2012, originally filed with the Securities and Exchange Commission (“SEC”) on June 14, 2012 (the “Original Filing”). The Company is filing this amended report on Form 10-K/A to include Exhibit 99.5 as part of its Original Filing. The Exhibit was not included in the Original Filing of the Form 10-K. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to June 14, 2012.

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

99.5	Warrant Transfer Agreement and replacement Warrants issued dated March 31, 2012.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – Burr Pilger Mayer, Inc.

24.1	Power of Attorney (included on signature page hereto).

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.

**	Management contract for compensatory plan or arrangement.

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

99.5	Warrant Transfer Agreement and replacement Warrants issued dated March 31, 2012.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – Burr Pilger Mayer, Inc.

24.1	Power of Attorney (included on signature page hereto).

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.

** Management contract for compensatory plan or arrangement.