Form 10-K/A
period 2012-03-31
TEGAL CORP /DE/
filed 2012-07-27
CIK 931059

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

DOCUMENTS INCORPORATED BY REFERENCE

See “Explanatory Note.”

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Tegal Corporation for the fiscal year ended March 31, 2012 originally filed with the Securities and Exchange Commission (“SEC”) on June 14, 2012(the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended March 31, 2012. We are also including as exhibits the current certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS

The following table sets forth information regarding our directors as of July 19, 2012:

Name	Age	Director Since
Gilbert Bellini, Director	55	2011
James Karis, Director	64	2012
Jeffrey M. Krauss, Director	54	1992
Thomas R. Mika, President, CEO and Chairman of the Board	61	2002
Carl Muscari, Director	60	2007

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

Jeffrey M. Krauss has served as a director of Tegal since June 1992. Since February 2012, Mr. Krauss has been a managing member of PPC enterprises LLC (“PPC”), a New York based private equity firm.  PPC is pursuing investment opportunities in small and middle market companies across a broad spectrum of industries.  From April 2000 until February 2012, Mr. Krauss was a Managing Member of Psilos Group Managers, LLC, a New York based venture capital firm, and a Managing Member of the general partner of Psilos Group Partners I, LP, Psilos Group Partners II, LP, Psilos Group Partners II-S, LP and Psilos III, each a venture capital partnership. From 1990 until April 2000, Mr. Krauss was a general partner of the general partner of Nazem & Company III, L.P. and Nazem & Company IV, L.P., both venture capital funds. He was also a general partner of the general partner of The Transatlantic Fund, a joint venture capital fund between Nazem & Company and Banque Nationale de Paris of France. Prior to joining Nazem & Company, Mr. Krauss was a corporate attorney with the law firm of Simpson Thacher & Bartlett, where he specialized in leveraged buyout transactions. He currently serves as a director of several private companies.

We believe that Mr. Krauss’ public accounting experience, CPA certification,   business management experience and his service as a director for several other companies make Mr. Krauss a highly-valued member of the Board of Directors.

Thomas R. Mika has served as a director of Tegal since 2006.  Thomas R. Mika was appointed our President and Chief Executive Officer in March 2005 and appointed Chairman of the Board in October 2006. Mr. Mika has more than 25 years of senior management, finance and consulting experience. Serving on our Board of Directors for ten years from 1992 to 2002, which included periods of service as the Chairman of the Compensation Committee and a member of the Audit Committee, until he was appointed as Executive Vice President and Chief Financial Officer in August 2002, Mr. Mika played a key role in company management, including managing the activities leading to our initial public offering in 1995. Prior to becoming our Executive Vice President and Chief Financial Officer, Mr. Mika founded IMTEC, a boutique investment firm active in the management of several companies. In addition to completing multiple private equity financings, joint ventures, acquisitions and license agreements on behalf of his clients, he held senior positions with Soupmasters International, Inc., where he served as President & CEO, and Disc International, Ltd., a software firm, where he served as Chief Executive. Mr. Mika was also a director of Metrologix, a semiconductor metrology company, from the time of its initial start-up until its sale to KLA-Tencor Corp. Prior to forming IMTEC, Mr. Mika was a managing consultant with Cresap, McCormick & Paget and a policy analyst for the National Science Foundation. He holds a Bachelor of Science degree in microbiology from the University of Illinois at Urbana-Champaign and a Master of Business Administration degree from the Harvard Graduate School of Business.

We believe that Mr. Mika’s earlier experience on the Board of Directors for Tegal, his consulting experience in several different industries, and his management experience as a CEO make Mr. Mika a highly-valued member of the Board of Directors.

Carl Muscari has served as a director of Tegal since November 2007. Mr. Muscari is currently the Chief Executive Officer of MSRC Co., a leading independent distributor of computer and electronics components based inExeter, New Hampshire.  During his eight-year tenure at MSRC, Mr. Muscari has been credited with the turn-around and modernization of this privately held company.  From 1999 until 2003, Mr. Muscari served as Chairman and CEO of Video Network Communications, Inc., based in Portsmouth, New Hampshire.  Prior to VNCI, Mr. Muscari was President of Acuity Imaging, Inc., a machine vision company, and President & CEO of Exos, Inc. a private company with force-feedback controls technology incorporated into home video, arcades and PCs, which was sold to Microsoft in 1996.  He was Executive Vice President and Chief Operating Officer of Madison Cable Corp., a high volume manufacturer of electronic cable for the computer industry, and the Vice President and General Manager of the Seals Division of Ferrofluidics Corp., a major supplier to the semiconductor, disk drive and aerospace industries.  Mr. Muscari began his career at Westinghouse Corporation, where he was a thermal-hydraulic engineer and a production manager for Sun Chemical Corporation. Mr. Muscari holds a BS Mechanical Engineering degree from Cornell University, an MS Engineering degree from the Massachusetts Institute of Technology and an MBA from the Harvard University Graduate School of Business.

Based on Mr. Muscari’s substantial executive experience and education, the Board of Directors believes Mr. Muscari has the appropriate set of skills to serve as a member of Tegal’s Board of Directors.

James Karis joined Tegal’s Board of Directors in July 2012 in connection with the Company’s acquisition of CollabRx, where he served as Chief Executive Officer from September 2011.  He currently serves as Co-Chief Executive Officer of Tegal. Prior to CollabRx, Mr. Karis was an independent consultant from May 2009 to September 2011.  Prior to that, he served as President and Chief Executive Officer of Entelos, Inc., a U.S. based life sciences technology company, from January 2000 until May 2009.  Prior to Entelos, he held senior positions in the contract research industry, serving as Chief Operating Officer and President of PAREXEL International Corporation, and earlier, as Chief Operating Officer of Pharmaco International. He was the Vice President of International Operations for Baxter International and a founder of KMR Group, a leading pharmaceutical R&D benchmarking consulting firm.  Mr. Karis serves on the Board of Directors of Marina Biotech and Datatrak, Inc. and also for one private company.  Mr. Karis has a B.S. degree in Management and Economics from Purdue University and a Masters in Applied Economics from The American University.

The Board of Directors has determined that Mr. Karis’ substantial work experience in the management of companies within the healthcare industry, including CollabRx, and his educational background give him the appropriate set of skills to serve as a member of our Board of Directors.

All directors hold office until our next annual meeting of the stockholders and until their successors have been duly elected or qualified. There are no family relationships between any of our directors or executive officers.

EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of July 19, 2012:

Name	Age	Position
Thomas R. Mika	60	President and Co-Chief Executive Officer
James M. Karis	64	Co-Chief Executive Officer
Christine T. Hergenrother	46	Vice President, Chief Financial Officer and Treasurer

For information on Mr. Mika’s background, see “Directors” above.

For information on Mr. Karis’ background, see “Directors” above.

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

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

Audit Committee

The Board of Directors has established a standing Audit Committee.  The Audit Committee, consisting of Messrs. Muscari, Bellini and Krauss (Chairman) at the fiscal year end March 31, 2012, reviews the adequacy of internal controls and the results and scope of the audit and other services provided by our independent auditors. The Audit Committee held four meeting during fiscal 2012.

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

Compensation Committee

The Compensation Committee consists of Messrs. Muscari (Chairman), Krauss and Bellini.  The Compensation Committee held one meeting in fiscal 2012. The functions of the Compensation Committee include establishing salaries, incentives and other forms of compensation for our officers and other employees and administering our incentive compensation and benefit plans. The Board of Directors has adopted a compensation committee charter, a copy of which is posted on our website at www.tegal.com.

Compensation Committee Interlocks and Insider Participation

There are and were no interlocking relationships between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee is comprised of Messrs. Muscari (Chairman), Bellini and Krauss. The Nominating/Corporate Governance Committee held no meetings in fiscal year 2012, but met informally on several occasions to discuss particular candidates and matters related to corporate governance. The functions of the Nominating/Corporate Governance Committee are to identify qualified candidates for election to the Board of Directors and establish procedures for the director candidate nomination and evaluation. The Board of Directors has adopted a Nominating/Corporate Governance Committee charter, a copy of which is posted on our website at www.tegal.com.

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

To our knowledge, based solely on our review of such reports or written representations from certain reporting persons, we believe that all of the filing requirements applicable to our officers, directors and greater than 10% beneficial owners subject to Section 16 of the Exchange Act were complied with during the fisal year ended March 31, 2012.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Programs and Philosophy

Our philosophy is to provide a total compensation package that is competitive with the prevailing practices for our industry and geographic location. We believe that there should be a strong link between pay and performance, both at the company level and the individual level. Although we believe that exceptional individual performance should be rewarded, we believe that such rewards should not be made unless there has been strong company performance as well.

Components of Tegal’s Compensation Program

There are four major elements that comprise Tegal’s executive officer compensation program: (i) base salary; (ii) annual cash bonus, (iii) long-term incentives, such as stock options and restricted stock unit awards; and (iv) retirement benefits provided under a 401(k) plan and health benefits. Tegal has selected these elements because each is considered useful and/or necessary to meet one or more of the principal objectives of our compensation policy. For instance, base salary and bonus target percentages are set with the goal of attracting and retaining employees, adequately compensating them on a day-to-day basis for the time spent and the services they perform and rewarding them for achievement of specified levels of financial and individual performance. Our equity awards are intended to provide an incentive and reward for the achievement of long-term business objectives, including achievement of our financial goals and growth of our company. Tegal believes that these elements of compensation, when combined, are effective, and will continue to be effective, in achieving the objectives of our compensation programs.

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

The above policies were established by the Compensation Committee (the “Committee”) of the Board of Directors in setting executive officer compensation, including the assessment of the appropriate allocation among salaries and short- and long-term incentives. Other considerations include Tegal’s business objectives, competitive practices and trends and regulatory requirements.

Oversight of Executive Compensation

Tegal’s executive compensation program is overseen and administered by the Committee, which is comprised entirely of independent directors as determined in accordance with various Nasdaq Stock Market, Securities and Exchange Commission and Internal Revenue Code rules.

The Committee meets regularly with Tegal’s President and Co-Chief Executive Officer, Mr. Mika, to obtain recommendations with respect to our compensation programs, practices and packages for executives, other employees and directors. Mr. Mika makes recommendations to the Committee on the base salary, bonus targets and equity compensation for the executive team and other employees. The Committee considers, but is not bound to and does not always accept, Mr. Mika’s recommendations with respect to executive compensation. The Committee seriously considers proposals made by Mr. Mika, and executive compensation levels established for fiscal 2012 were generally based upon recommendations made by Mr. Mika.  For fiscal 2013 and future years, the Committee expects to also meet regularly with James M. Karis, Tegal’s Co-Chief Executive Officer.

Mr. Mika attends some of the Committee’s meetings, but the Committee also regularly holds executive sessions not attended by any members of management or non-independent directors. The Committee discusses Mr. Mika’s compensation package with him, but makes decisions with respect to Mr. Mika’s compensation without him present. The Committee has the ultimate authority to make decisions with respect to the compensation of our named executive officers. All grants of stock options to newly-hired employees and to existing employees are made by the Committee or the Board of Directors at regularly scheduled quarterly meetings. The Committee also has authorized Mr. Mika to make salary adjustments and bonus decisions for all employees other than executive officers.  For fiscal 2013 and future years, the Committee also expects Mr. Karis to attend some of the Committee’s meetings.

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

Reliance on Compensation Consultants

The Committee has the authority to engage its own independent advisors to assist in carrying out its responsibility. In fiscal 2012, the Committee did not retain a compensation consultant.

Base Salary

The base salary for each named executive officer is generally established through negotiation at the time the executive is hired, taking into account the executive’s qualifications, experience, prior salary and competitive salary information.  Each year, the Committee determines whether to approve merit increases to our named executive officers’ base salaries based upon their individual performance and the recommendations of Mr. Mika and, in fiscal 2013 and future years, Mr. Karis.  As a result of such a review, there were no changes in the base annual compensation from fiscal 2011 to fiscal 2012 for the executive officers.

Bonus Plan

In order to motivate executives and managers in the attainment of our annual goals and to enhance our ability to attract and retain key managerial employees through a competitive compensation package, in past years we have adopted an annual discretionary performance bonus plan for certain executives and managers. Under this plan, each named executive officer or manager typically has an annual bonus incentive target expressed as a percentage of that executive’s or manager’s base salary. For fiscal 2012, bonuses were paid to Mr. Mika in the amount of $125,000 and Ms. Hergenrother in the amount of $75,000.

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

Equity-based incentives are granted to our officers under Tegal’s stockholder-approved equity incentive plan or through inducement grants with respect to new hires. The Committee has in the past several years only granted equity awards to executive officers at its scheduled meetings. Grants approved during scheduled meetings become effective and are priced as of the date of approval, or a predetermined future date (for example, new hire grants are effective as of the later of the date of approval or the newly hired employee’s start date), provided that if a public announcement of material information other than quarterly earnings is anticipated, the grant date may be deferred at the discretion of the Board of Directors or Committee until after release of such information. All grants of stock options or other equity awards to newly-hired employees are made by the Committee or the Board of Directors at regularly scheduled quarterly meetings. The exercise price of all options is at the closing price of our common stock on the grant date, as reported by the Nasdaq Stock Market.

In fiscal 2012, for the award of stock options and restricted stock unit awards for management the Committee took into consideration the achievement of specific strategic and operational goals, including the sale of the Company or its assets, the implementation of a plan of downsizing and reorganization, the achievement of cash break-even or better operating results, the avoidance of delisting, the avoidance of bankruptcy, the achievement of certain strategic partnerships, the improvement in the Company’s stock price and the transition of the Company to a new business model that has the potential to reverse the Company’s recent historic losses and, in particular, achieving long-term gains in the Company’s stock price.  The number of options and restricted stock units the Committee grants to each officer and the vesting schedule for each grant is determined based on a variety of factors, including the Committee’s goal of increasing the proportion of long-term incentive compensation awarded to executive officers.  Restricted Stock Unit grants were made to Mr. Mika in the amount of 100,000 units and to Ms. Hergenrother in the amount of 48,989 units in fiscal 2012.

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

In determining which elements of compensation are to be paid, and how they are weighted, Tegal also takes into account whether a particular form of compensation will be considered “performance-based” compensation for purposes of Section 162(m) of the Internal Revenue Code. Under Section 162(m), Tegal generally receives a federal income tax deduction for compensation paid to certain executive officers only if the compensation is less than $1 million during any fiscal year or is “performance-based” under Section 162(m). The Committee currently intends to continue seeking a tax deduction for all of Tegal’s executive compensation, to the extent we determine it is in the best interests of Tegal. All of the stock options and restricted stock units granted to our executive officers qualify under Section 162(m) as performance-based compensation.

Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that Tegal specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

We, the Compensation Committee of the Board of Directors of Tegal Corporation, have reviewed and discussed the Compensation Discussion and Analysis contained in this proxy statement with management. Based on such review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Tegal’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Submitted on July 19, 2012 by the members of the Compensation Committee of the Board of Directors.

THE COMPENSATION COMMITTEE

Carl Muscari, Chair
Jeffrey M. Krauss
Gilbert Bellini

EXECUTIVE COMPENSATION

The following table shows, for the fiscal year ended March 31, 2012, the cash compensation paid by us and our subsidiaries as well as certain other compensation paid or accrued for those years for services in all capacities to the person serving as the chief executive officer during fiscal 2012 and our only other executive officer whose total annual salary and bonus exceeded $100,000 in fiscal 2012, which executives are referred to as the “named executive officers”.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Thomas Mika	2012	294,923	125,000	179,000	3,956	602,879
Chairman, President & Co-CEO	2011	284,589	125,000	250,584	1,494	661,667
Christine Hergenrother	2012	181,731	75,000	87,690	2,274	346,695
Vice President, CFO, Secretary and Treasurer	2011	174,803	75,000	105,438	901	356,142

(1)	The amount is calculated by taking the aggregate number of restricted stock units multiplied by the closing sales price of our common stock on the grant date in accordance with FASB ASC 718.

(2)	All other compensation in fiscal year 2012 and 2011 includes for all individuals the value of the Company match under the 401(k) Plan.

 OUTSTANDING EQUITY OPTION AWARDS AT FISCAL YEAR END

The following table sets forth the outstanding stock options held by the named executive officers at March 31, 2012. No plan-based option awards were granted during the fiscal year ended March 31, 2012.

	Options Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) (1) Unexercisable	Option Exercise Price ($)	Option Expiration Date (2)	Number of Securities Underlying Vested		Number of Securities Underlying Unvested	Market Price at Grant Date ($)	RSU Expiration Date (6)
Thomas Mika	3,267	0	23.00	11/15/2016	24,500	(3)	45,500	2.45	11/05/2020
	20,730	0	21.00	12/18/2017	15,208	(4)	15,209	3.60	1/27/2021
	36,410	7,282	11.70	11/5/2018	0	(7)	100,000	1.79	6/30/2021
Christine Hergenrother	3,538	0	23.00	11/15/2016	4,733	(5)	38,303	2.45	11/05/2020
	3,832	0	21.00	12/18/2017	0	(8)	48,989		6/30/2021
	6,730	1,347	11.70	11/5/2018

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

(3)
The award (consisting of restricted stock units) vests 7,000 units on November 5, 2010, 17,500 units on each of November 5, 2011, November 5, 2012 and November 5, 2013, and 9,800 units on November 5, 2014.  The constructive receipt of the underlying common stock has been deferred until November 5, 2014.

(4)
The award (consisting of restricted stock units) vests 7,604 units on each of January 27, 2011, January 27, 2012 and January 27, 2013, and 7,605 units on January 27, 2014.  The constructive receipt of the underlying common stock has been deferred until January 27, 2014.

(5)
The award (consisting of restricted stock units) vests 4,733 units on November 5, 2010, 10,759 units vesting on each of November 5, 2011, November 5, 2012 and November 5, 2013, and 7,460 units on November 5, 2014.  The constructive receipt of the underlying common stock has been deferred until November 5, 2014.

(6)	The expiration date of each restricted stock unit occurs ten year after the date of grant.

(7)	The award (consisting of restricted stock units) vests 25,000 units on June 30, 2012, June 30, 2013, June 30, 2014 and June 30, 2015.

(8)	The award (consisting of restricted stock units) vests 12,247 units on June 30, 2012, June 30, 2013, June 30, 2014 and 12,248 on June 30, 2015.

Employment and Change in Control Agreements

Tegal provides for certain severance benefits in the event that an executive’s employment is involuntarily or constructively terminated.  Such severance benefits are designed to alleviate the financial impact of an involuntary termination through salary and bonus with the intent of providing for a stable work environment. We believe that reasonable severance benefits for our executive officers are important because it may be difficult for our executive officers to find comparable employment within a short period of time following certain qualifying terminations. Tegal also believes these benefits are a means reinforcing and encouraging the continued attention and dedication of key executives of Tegal to their duties of employment without personal distraction or conflict of interest in circumstances which could arise from the occurrence of a change in control. We believe that the interests of stockholders will be best served if the interests of our senior management are aligned with them, and providing severance and change in control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that may be in the best interests of stockholders.

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

Employment Agreement with Thomas R. Mika. Tegal has entered into an at-will employment agreement with Mr. Mika. The employment agreement had an initial term of two years and is subject to annual automatic one year extensions unless either party provides prior notice of its intention not to renew. Under his agreement, Mr. Mika’s annual base salary is initially set at $284,000 per year subject to review and potential increase in accordance with Company policy. The employment agreement also provides for an annual target bonus equal to 50% of Mr. Mika’s annual base salary payable upon achievement of targets and other objectives set by the Board and for annual long-term incentive awards with a fair market value on the date of grant equal to 100% of Mr. Mika’s annual base salary.

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

For purposes of the employment agreement, “cause” generally means an executive’s willful engagement in an act or omission which is in bad faith and to the detriment of Tegal, his engagement in misconduct, gross negligence, or willful malfeasance, in each case that causes material harm to Tegal, his breach of the employment agreement, his habitual neglect of or material failure to perform his duties (other than any failure resulting solely from physical or mental disability or incapacity) after a written demand for performance is delivered to him by Tegal, his conviction of a felony or any crime involving moral turpitude, his use of drugs or alcohol in a way that either interferes with the performance of his duties or compromises the integrity or reputation of Tegal, his engagement in any act of dishonestly involving Tegal, his disclosure of confidential information of Tegal not required by his job duties and his engagement of commercial bribery or the perpetration of fraud.  An executive will have 45 days to cure any event which could lead to termination for cause, if such events are curable.

For purposes of the employment agreements, “good reason” generally means the assignment to an executive of principal duties or responsibilities, or the substantial reduction of his duties and responsibilities, either of which is inconsistent with his position, a material reduction in his annual base salary, except to the extent the salaries of other executives of Tegal are similarly reduced, a relocation of his principal place of business by more than 50 miles from either Petaluma or San Jose, California, or any material breach by Tegal of the employment agreement that is not cured within 45 calendar days following written notice of the breach to Tegal.

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

Employment Agreement with Mr. Karis.  Tegal has entered into an at-will employment agreement with Mr. Karis. The employment agreement had an initial term of two years and is subject to annual automatic one year extensions unless either party provides prior notice of its intention not to renew. Under his agreement, Mr. Karis’ annual base salary is initially set at $225,000 per year subject to review and potential increase in accordance with Company policy and Mr. Karis received a $100,000 signing bonus. The employment agreement also provides for an annual target bonus equal to 50% of Mr. Karis’ annual base salary payable upon achievement of targets and other objectives set by the Board and for annual long-term incentive awards with a fair market value on the date of grant equal to 100% of Mr. Karis’ annual base salary.

The employment agreement with Mr. Karis provides that in the event that Mr. Karis’ employment is terminated by us other than for “cause”, if he resigns for “good reason,” dies or becomes disabled, or if we give notice of nonrenewal of the term, he will receive continued payments of base salary for a period of twelve months following the date of termination, plus an amount equal to one times the average annual incentive bonus paid to Mr. Karis for the three most recently completed fiscal years in which a cash bonus program covering Mr. Maris was in effect or a cash bonus was actually paid, plus twelve months of COBRA premiums, payable in equal installments in two equal lump sum installments on the 60-day and one-year anniversaries of the termination of Mr. Karis’ employment. In the event that within three months before or twelve months following a “change of control,” he is terminated by us other than for “cause” or if he resigns for “good reason”, the severance benefits will be payable in a lump sum within 60 days following the termination of Mr. Karis’ employment and any long-term incentive awards outstanding shall become fully vested, and if applicable, exercisable.

For purposes of the employment agreement, “cause” generally means an executive’s willful engagement in an act or omission which is in bad faith and to the detriment of Tegal, his engagement in misconduct, gross negligence, or willful malfeasance, in each case that causes material harm to Tegal, his breach of the employment agreement in any material respect, his habitual neglect of or material failure to perform his duties (other than any failure resulting solely from physical or mental disability or incapacity) after a written demand for performance is delivered to him by Tegal, his commission or conviction of a felony or any crime involving moral turpitude, his use of drugs or alcohol in a way that either interferes with the performance of his duties or compromises the integrity or reputation of Tegal, his engagement in any act of dishonestly involving Tegal, his disclosure of confidential information of Tegal not required by his job duties and his engagement of commercial bribery or the perpetration of fraud.  An executive will have 45 days to cure any event which could lead to termination for cause, if such events are curable.

For purposes of the employment agreement, “good reason” generally means the assignment to an executive of principal duties or responsibilities, or the substantial reduction of his duties and responsibilities, either of which is materially inconsistent with his position, a material reduction in his annual base salary, except to the extent the salaries of other executives of Tegal are similarly reduced, a relocation of his principal place of business by more than 40 miles from the center of San Francisco, or any material breach by Tegal of the employment agreement that is not cured within 30 calendar days following written notice of the breach to Tegal.

For purposes of the employment agreement, “change of control” has the same meaning set forth above in the description of Mr. Mika’s employment agreement.

Employment Agreement with Christine T. Hergenrother. Tegal has entered into an at-will employment agreement with Ms. Hergenrother. The employment agreement has an initial term of two years and is subject to annual automatic one year extensions unless either party provides prior notice of its intention not to renew. Under her agreement, Ms. Hergenrother’s annual base salary is initially set at $175,000 per year subject to review and potential increase in accordance with Company policy.  The employment agreement also provides for an annual target bonus equal to a 30% of Ms. Hergenrother’s annual base salary payable upon achievement of targets and other objectives set by the Board and for annual long-term incentive awards with a fair market value on the date of grant equal to 30% of Ms. Hergenrother’s annual base salary.

The employment agreement with Ms. Hergenrother provides that in the event that her employment is terminated by us other than for “cause”, if she resigns for “good reason,” dies or becomes disabled, or if we give notice of nonrenewal of the term, she will receive continued payments of base salary for a period of twelve months following the date of termination, plus an amount equal to the average annual incentive bonus paid to Ms. Hergenrother for the three most recently completed fiscal years in which a cash bonus program covering Ms. Hergenrother was in effect or a cash bonus was actually paid, payable in equal installments over a period of twelve months following the date of termination. In the event that within twelve months following a “change of control,” she is terminated by us other than for “cause” or if she resigns for “good reason”, the severance benefits will be payable in a lump sum and any long-term incentive awards outstanding shall become fully vested, and if applicable, exercisable.

For purposes of the employment agreement, “cause”, “good reason” and “change of control” have the same meanings set forth above in the description of Mr. Mika’s employment agreement.

Executive Severance Plan.  In addition, the Board has approved a severance program for executive officers which generally provides for severance in an amount equal to six month’s base salary in the event an executive officer’s employment is terminated by Tegal without cause, however, in the event that an executive officer is terminated by Tegal without cause within 12 months following a change of control, the Company will continue to pay such executive officer’s base salary for a period of 12 months.  This program does not apply to any of Tegal’s current executive officers, all of whom have employment agreements as described above.

For purposes of the executive severance program, the terms “cause” and “change of control” generally have the same meanings given to such terms in the employment agreements.

POTENTIAL PAYMENTS UPON TERMINATION

The following table summarizes potential change in control and severance payments to each named executive officer. The three right-hand columns describe the payments that would apply in three different potential scenarios — a termination of employment as a result of death, disability or our non-renewal of a written employment agreement; a termination of employment as a result of the named executive officer’s termination of employment by us other than for cause (or, with respect to Mr. Mika and Ms. Hergenrother, his or her resignation for good reason); or a termination of employment as a result of the named executive officer’s termination of employment by us other than for cause (or, with respect to Mr. Mika and Ms. Hergenrother, his or her resignation for good reason), in each case within 12 months following a change in control.  The table assumes that the termination or change in control occurred on March 31, 2012.

Recipient and Benefit	Death, Termination as a Result of Disability or Non-Renewal of Employment Agreement		Termination without Cause or Resignation for Good Reason Prior to a Change in Control or More than 12 Months Following a Change of Control		Termination without Cause or Resignation for Good Reason Within 12 Months Following a Change of Control
Thomas Mika
Cash Severance	$818,000	(1)	$818,000	(1)	$818,000	(2)
Option Award Acceleration (5)	--		--		--
RSU Acceleration (6)	--		--		$695,447
Total	$818,000		$818,000		$1,513,447
Christine Hergenrother
Cash Severance	$250,000	(3)	$250,000	(3)	$250,000	(4)
Option Award Acceleration (5)	--		--		--
RSU Acceleration (6)	--		--		$319,011
Total	$250,000		$250,000		$569,011

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

(5)
Amount represents the fair market value of our common stock on March 31, 2012 less the exercise price of the accelerated stock options, multiplied by the number of shares underlying the options subject to accelerated vesting.

(6)	Amount represents the fair market value of our common stock on March 31, 2012 multiplied by the number of shares underlying RSUs subject to accelerated vesting.

Director Compensation for fiscal year ended March 31, 2012

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

The following table shows non-employee director compensation during fiscal year 2012.

	Fiscal Year Ended March 31, 2012
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Gilbert Bellini	29,250	1.884	31,134
Jeffrey M. Krauss	40,000	1,884	41,884
Carl Muscari	41,500	1,884	43,384

(1)	The value of the stock awards has been computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of March 31, 2012 for all of our equity compensation plans, including our Eighth Amended and Restated 1998 Equity Participation Plan, our 2007 Incentive Award Plan, and our Fifth Amended and Restated Stock Option Plan for Outside Directors.

Plan Category	Number of Securities to be Issued upon Exercise of all Outstanding Options and RSUs	Weighted-Average Exercise Price of Outstanding Options and RSUs	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	364,374	$8.12	147,035	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	364,374	$8.12	147,035	(1)

(1)	Excludes 3,705 shares remaining available for future issuance under our Employee Qualified Stock Purchase Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by our directors, the individuals named in the Summary Compensation Table, all directors and executive officers as a group and beneficial owners of more than 5% of our common stock as of July 19, 2012. For purposes of this proxy, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or dispose of securities, regardless of any economic interest therein. An asterisk denotes beneficial ownership of less than 1%. The address of each director and officer is c/o Tegal Corporation, 140 2nd Street, Suite 318, Petaluma, California 94952.

Name of Beneficial Owner	Position	Shares Beneficially Owned ( # ) (1)	Percent Of Class (%) (1)
Thomas R. Mika (2)	President & Co-CEO	115,948	6.02%
James M. Karis (2)	Co-CEO	23,921	1.24%
Christine Hergenrother (2)	Vice President & CFO	23,592	1.23%
Jeffrey M. Krauss (2)	Director	13,855	*
Gilbert Bellini (2)	Director	3,679	*
Carl Muscari(2)	Director	4,162	*
Directors and Named Executive Officers as a group (5 individuals)			9.62%
Alcatel Vacuum Technology France (3)	Investor	208,677	10.84%

(1)
Applicable percentage of ownership is based on 1,925,240 shares of common stock outstanding as of July 19, 2012.  The number of shares of common stock beneficially owned and calculation of percent ownership of each person or group of persons named above, in each case, takes into account those shares underlying stock options that are currently exercisable within 60 days of July 19, 2012, but which may or may not be subject to our repurchase rights, and shares of common stock that such person or group of person has the right to acquire within 60 days of July 19, 2012 pursuant to the vesting or distribution of restricted stock units.

(2)	Includes options to purchase shares of common stock that are exercisable within 60 days of July 19, 2012 and shares underlying RSUs that may be acquired within 60 days of July 19, 2012.

(3)
Based on the Form 13D filed with the SEC on July 12, 2012. Includes 208,677 of common stock with sole voting power. The address of the principal business is 3 Avenue Octave Greard 75007, Paris, France.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the fiscal year ended March 31, 2012, we entered into no transactions with related persons of the Company, which includes directors, executive officers, holders of more than 5% of the Company’s voting securities, or any member of the immediate family of any of the foregoing persons.  The Nominating/Corporate Governance Committee is responsible for review, approval or ratification of any such transactions.  The Nominating/Corporate Governance Committee has developed a Code of Business Conduct and Ethics that establishes policies and procedures to facilitate the review, approval or ratification of such transactions.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Burr, Pilger & Mayer LLP for the audit of our annual financial statements for the fiscal year ended March 31, 2012, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year ending March 31, 2012, and services that are normally provided by the Burr, Pilger & Mayer LLP in connection with statutory and regulatory filings and engagements for that fiscal year were approximately $213,000.

The aggregate fees billed for professional services rendered by Burr, Pilger & Mayer LLP for the audit of our annual financial statements for the fiscal year ended March 31, 2011, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year ending March 31, 2011, and services that are normally provided by the Burr, Pilger & Mayer LLP in connection with statutory and regulatory filings and engagements for that fiscal year were approximately $253,000.

Audit-Related Fees

The aggregate fees billed by Burr, Pilger & Mayer LLP for assurance and related services that were reasonably related to the performance of the audit or review of our 401(k) plan and are not reported above under “Audit Fees” were $12,000 for the fiscal year ended March 31, 2011.

Tax Fees

The aggregate fees billed by Burr, Pilger & Mayer, LLP for professional services rendered for tax compliance, tax advice, and tax planning will be approximately $27,000 for the fiscal year ended March 31, 2012 and were approximately $47,000 for the fiscal year ended March 31, 2011.

The aggregate fees billed by Dal Pogetto for professional services rendered for tax compliance were approximately $5,000 for fiscal year ended March 31, 2012 and $7,500 for the fiscal year ended March 31, 2011.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit services to be provided by the independent auditors. The Audit Committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors. The Chairman of the Audit Committee may specifically approve any service within the pre-approved audit and non-audit service category if the fees for such service exceed the maximum set forth in the policy, as long as the excess fees are not reasonably expected to exceed $50,000. Any such approval by the Chairman must be reported to the Audit Committee at its next scheduled meeting. The general pre-approval fee levels for all services to be provided by the independent auditors are reviewed annually by the Audit Committee. The annual tax return services provided by Burr, Pilger & Mayer were 21% of the total audit fees for the fiscal year ended March 31, 2012 and 18% of the total audit fees for the fiscal year ended March 31, 2011.  100% of the “audit related fees” were approved by the Audit Committee.

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

Submitted on June 13, 2012 by the members of the Audit Committee of the Board of Directors.

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