Form 10-Q
period 2012-06-30
TEGAL CORP /DE/
filed 2012-08-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2012

or

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

As of August 7, 2012, there were 1,688,807 of the Registrant’s common stock outstanding.

TEGAL CORPORATION AND SUBSIDIARIES

Index

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	March 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$7,191	$7,820
Prepaid expenses and other current assets	19	56
Other assets of discontinued operations	11	418
Total current assets	7,221	8,294
Property and equipment, net	53	56
Note receivable - CollabRx	300	-
Investment in convertible promissory note	320	312
Total assets	$7,894	$8,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15	$1
Common stock warrant liability	18	19
Accrued expenses and other current liabilities	200	316
Liabilities of discontinued operations	206	246
Total current liabilities	439	582

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 1,688,807 and 1,688,807 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively	17	17
Additional paid-in capital	129,106	129,052
Accumulated other comprehensive loss	(142)	(142)
Accumulated deficit	(121,526)	(120,847)
Total stockholders’ equity	7,455	8,080
Total liabilities and stockholders’ equity	$7,894	$8,662

See accompanying notes to condensed consolidated financial statements.

Index

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2012	2011

Revenue - related party	$25	$19
Operating expenses:
General and administrative expenses	712	873
Total operating expenses	712	873
Operating loss	(687)	(854)
Equity in (loss) of unconsolidated affiliate	-	(150)
Other income (expense), net	9	12
Loss before income tax benefit	(678)	(992)
Income tax expense (benefit)	-	-
Loss from continuing operations	(678)	(992)
Loss from discontinued operations, net of taxes	(1)	(2)

Net loss and comprehensive loss	$(679)	$(994)

Net loss per share:
Basic and diluted	$(0.40)	$(0.59)

Weighted-average shares used in per share computation:
Basic and diluted	1,689	1,689

See accompanying notes to condensed consolidated financial statements.

Index

TEGAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(679)	$(994)
Adjustments to reconcile net loss to net cash used in by operating activities:
Stock compensation expense	54	31
Fair value adjustment of common stock warrants	(1)	(12)
Depreciation and amortization - continuing operations	3	5
Loss on disposal of property and equipment - continuing operations	--	54
Interest earned on note receivable	(8)	--
Change in value of unconsolidated affiliate	--	150

Changes in operating assets and liabilities:
Prepaid expenses and other assets	37	57
Accounts payable	14	(191)
Accrued expenses and other current liabilities	(116)	194
Current assets and liabilities from discontinued operations	367	(329)
Net cash used in operating activities	(329)	(1,035)
Cash flows from investing activities:
Acquisition of property and equipment - continuing operations	--	(11)
Net cash received on OEM asset disposition - discontinued operations	--	500
Issuance of note receivable	(300)	--
Net cash (used in)/provided by investing activities:	(300)	489
Effect of exchange rates on cash and cash equivalents	--	(2)
Net decrease in cash and cash equivalents	(629)	(548)
Cash and cash equivalents at beginning of period	7,820	7,575
Cash and cash equivalents at end of period	$7,191	$7,027

See accompanying notes to condensed consolidated financial statements.

Index

TEGAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share and per share data)

1.	Basis of Presentation:

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2011 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the financial statements in accordance with generally accepted accounting principles (“GAAP”).  These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  The results of operations for the three months ended June 30, 2012 are not necessarily indicative of results to be expected for the entire year.

Tegal Corporation, a Delaware corporation (“Tegal”, the “Company” or “we”, “us”, and “our”), was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Our predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. We completed our initial public offering in October 1995.

The Company’s consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred net losses of $679 and $994 for the three months ended June 30, 2012 and 2011, respectively. We used $329 and $1,035 of cash in operating activities for the three months ended June 30, 2012 and 2011, respectively.  We believe that our existing balances of cash and cash equivalents will be adequate to fund operations through fiscal year 2013.

On July 12, 2012, Tegal completed the acquisition of CollabRx, pursuant to the previously announced Agreement and Plan of Merger, dated as of June 29, 2012.  As a result of the Merger, CollabRx became a wholly-owned subsidiary of the Company.  In consideration for 100% of the capital stock of CollabRx, Tegal will issue an aggregate of 236,433 shares of common stock, representing 14% of Tegal’s total shares outstanding prior to the closing, to former CollabRx stockholders.  Tegal did not include any cash for the acquisition.  Tegal also assumed $500 of existing CollabRx indebtedness through the issuance of 5-year promissory notes in substitution for outstanding notes previously issued by CollabRx.

The CollabRx acquisition offers cloud-based expert systems that provide clinically relevant interpretive knowledge to institutions, physicians, researchers and patients for genomics-based medicine in cancer and other diseases to inform health care decision making.  With access to approximately 50 clinical and scientific advisors at leading academic institutions and a suite of tools and processes that combine artificial intelligence-based analytics with proprietary interpretive content, the Company is well positioned to participate in the $300 billion value-added “big data” opportunity in the US health care market (as reported by McKinsey Global Institute), over half of which specifically targets areas in cancer and cancer genomics.

We intend that our most recent acquisition of CollabRx, Inc. will form the core of our operations going forward.  Although we will continue to have an active role in the management of Sequel Power, we do not anticipate making any additional investments in Sequel Power or any other solar-related businesses.  Tegal will continue to operate under our current name and ticker symbol for the time being, but we plan to seek stockholder approval at our upcoming annual meeting in September 2012 for an amendment to Tegal’s Certificate of Incorporation, changing the corporate name to CollabRx, Inc.  For additional information, please see “Subsequent Events” below.

Discontinued Operations

As a result of the sale of the Company’s Deep Reactive Ion Etch (“DRIE”) assets in the prior fiscal year, and in accordance with GAAP, the DRIE business operations related to the designing, manufacturing, marketing and servicing of systems and parts within the semiconductor industry has been presented in discontinued operations in our condensed consolidated financial statements.   The exit from the DRIE operation was essentially completed by the end of the fourth quarter of our 2011 fiscal year.

Index

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments.  Prior to the sale of the DRIE assets, the Company’s accounts receivable balance was also subject to credit risk. Substantially all of the Company’s liquid investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the United States.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company no longer maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant.

As of June 30, 2012 the Company had a zero balance in accounts receivable.

For the three months ended June 30, 2012 and 2011, respectively, Sequel Power accounted for 100% of total revenue, which is included in continuing operations under Revenue – Related Party in the condensed consolidated statements of operations and comprehensive loss.

Note Receivable

The balance of notes receivable at June 30, 2012 was $300, and consisted of an outstanding payment related to the Company’s investment in CollabRx.  The Company’s investment in CollabRx is in the form of a promissory note that bears interest at a rate of 0.28% per year compounded annually and matures on or about November 7, 2012.

Derivative Instruments

In June 2008, the Financial Accounting Standards Board (“FASB“)  ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF Issue 07-05”) (Topic 815) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133 (Topic 815), Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments are potentially indexed to an entity’s own common stock.  EITF Issue No. 07-05 (Topic 815) became effective for fiscal years beginning after December 15, 2008.  The Company adopted Topic 815 as of April 1, 2009.  As a result, warrants to purchase 285,454 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $30.00-$495.00 and expired or will expire between February 2010 and September 2013. As such, effective April 1, 2009, the Company reclassified the fair value of these warrants, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue between February 2000 and January 2006.  On April 1, 2009, the Company reclassified $346 from additional paid-in capital, as a cumulative effect adjustment, to beginning accumulated deficit, and $502 to common stock warrant liability to recognize the fair value of such warrants on such date.  As of March 31, 2011, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 2.24%; expected life of 1.1 years; an expected volatility factor of 79.1%; and a dividend yield of 0.0%.  At June 30, 2012, the fair value of the warrants was $18, which was calculated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 0.72%; expected life of 1.13 years; an expected volatility factor of 155%; and a dividend yield of 0.0%.  For the three months ended June 30, 2012 and 2011, respectively, the Company recorded non-cash gains of $1 and $12 related to these warrants.

Investment in Unconsolidated Affiliate

Management evaluates our joint venture arrangements to determine whether they should be recorded on a consolidated basis.  The percentage of ownership interest in the joint venture, an evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in the consolidation assessment.

We account for our investment in joint ventures where we own a non-controlling interest or where we are not the primary beneficiary of a VIE using the equity method of accounting. Under the equity method, our cost of investment is adjusted for our share of equity in the earnings of the unconsolidated affiliate and reduced by distributions received.

Any differences between the cost of our investment in an unconsolidated affiliate and our underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from a different basis in assets contributed to the joint venture. The net difference between our investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates is generally amortized over a period of ten years, which was determined to be the estimated useful life of the underlying intangibles which created the difference in carrying amount.  As a result of the impairment charge taken against our unconsolidated affiliate during fiscal 2012, the net difference at March 31, 2012 was $0.  Therefore, the amortization expense related to this difference for the period ended June 30, 2012 was $0.  The amortization expense related to this difference for the three month period ended June 30, 2011 was $41.

Index

On a periodic basis, we assess whether there are any indicators that the fair value of our investments in unconsolidated affiliates may be impaired. An investment is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each investment are based on a number of assumptions such as future revenue projections, operating forecasts, discount rates and capitalization rates, among others.  These assumptions are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the fair values estimated in the impairment analyses may not be realized.  During fiscal year ended March 31, 2012, our estimate of the fair value of our investment was $0; accordingly we incurred an impairment charge of our investment in our unconsolidated affiliates during the fiscal year ended March 31, 2012 in the amount of $1,377, which represented the unamortized value of Sequel Power’s solar development model.

As a result of the impairment charge taken against our investment in our unconsolidated affiliate, the net book value of the Sequel Power investment at March 31, 2012 was $0.  As such, no impairment of investment in unconsolidated affiliate were incurred during the period ended June 30, 2012.

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

The Company’s financial instruments consist of money market funds.  At June 30, 2012, all of the Company’s current assets in financial instruments investments were classified as cash equivalents in the condensed consolidated balance sheet. The investment portfolio at June 30, 2011 was comprised primarily of money market funds.   The restricted cash balance has since been released.  The carrying amounts of the Company’s cash equivalents are valued using Level 1 inputs.  The Company also has warrant liabilities which are valued using Level 3 inputs.

Index

	Three Months Ended
	June 30,
	2012	2011
Balance at the beginning of the period	$19	$26
Change in fair value recorded in earnings	(1)	(12)
Balance at the end of the period	$18	$14

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

During fiscal year 2012, the Company, as part of its proposed sale of its intellectual property portfolio for Nanolayer Deposition Technology (“NLD”), finalized the sale transactions of two of the four lots, and for which the Company received approximately $3,600.  While the third lot was awarded in the prior fiscal year, the Company was recently informed that the potential buyer is withdrawing from the sale. NLD is a process technology that bridges the gap between high throughput, non-conformal chemical vapor deposition (“CVD”) and highly conformal, low throughput atomic layer deposition (“ALD”).  The entire portfolio includes over 35 US and international patents in the areas of pulsed-CVD, plasma-enhanced ALD, and NLD.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.  No impairment charges were recorded for fixed assets for the three month periods ended June 30, 2012 and 2011.

Pension Obligations

Prior to fiscal year 2011, the Company began the process of closing and/or liquidating all of our wholly-owned subsidiary companies, not already sold, including Tegal Germany.  The subsidiaries are now included in discontinued operations.  The Company has recognized an ongoing liability for pensions related to the Tegal Germany subsidiary.  However, in fiscal year 2011, the Company recognized an additional liability for the independent third-party administration of the pension program.   The total pension liability in the prior period was $700.  The total pension liability for the period ended June 30, 2012 was $0.  The pension liability was settled on October 6, 2011.  The settlement of the pension obligation was classified as a reduction of liabilities of discontinued operations.  The related foreign exchange gain of $23 was classified as a gain or loss on the sale of discontinued operations in the third quarter of the prior fiscal year.  The Company has no future pension obligations.

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

Total stock-based compensation expense related to stock options and restricted stock units (“RSUs”) for the three months ended June 30, 2012 and 2011 was $54 and $31, respectively.  The total compensation expense related to non-vested stock options and RSUs not yet recognized at June 30, 2012 is $526.

Index

The Company utilized the following valuation assumptions to estimate the fair value of options that would have been granted for the three month periods ended June 30, 2012 and 2011, respectively.  Some 7,500 options were granted in the three month period ended June 30, 2012.  The valuation assumptions are included for comparison only.

STOCK OPTIONS:	2012	2011
Expected life (years)	6.0	6.0
Volatility	10%	77%
Risk-free interest rate	0.69%	1.76%
Dividend yield	0%	0%

ESPP awards are valued using the Black-Scholes pricing model with expected volatility calculated using a six-month historical volatility.   No ESPP awards were made in the three month period ended June 30, 2012.  The valuation assumptions are included for comparison only.

ESPP:	2012	2011
Expected life (years)	0.5	0.5
Volatility	6%	43%
Risk-free interest rate	0.09%	0.03%
Dividend yield	0%	0%

Valuation and Other Assumptions for Stock Options

Valuation and Amortization Method.    We estimate the fair value of stock options granted using the Black-Scholes pricing model. We estimate the fair value using a single option approach and amortize the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

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

During the three months ended June 30, 2012, we granted options to purchase an aggregate of 7,500 shares of common stock .

Stock Options & Warrants

A summary of the stock option and warrant activity during the quarter ended June 30, 2012 is as follows:

Index

		Weighted Average Exercise	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Price	(in Years)	Value
Beginning outstanding	127,833	$19.24
Granted	7,500	$3.60
Expired	-	$-

Ending outstanding	135,333	$18.38	5.86	$-
Ending vested and expected to vest	135,264	$19.52	5.86	$-
Ending exercisable	122,491	$19.52	5.60	$-

The aggregate intrinsic value of stock options and warrants outstanding at June 30, 2012 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of June 30, 2012.

The following table summarizes information with respect to stock options and warrants outstanding as of June 30, 2012:

						Weighted
			Weighted			Average
		Number	Average		Number	Exercise
		Outstanding	Remaining	Weighted	Exercisable	Price
		As of	Contractual	Average	As of	As of
Range of		June 30,	Term	Exercise	June 30,	June 30,
Exercise Prices		2012	(in years)	Price	2012	2012
$2.90	$6.00	15,830	9.28	$4.32	8,555	$4.32
6.25	11.70	54,435	6.39	11.51	48,937	11.51
17.80	28.10	49,648	5.15	21.73	49,623	21.73
30.56	61.80	14,506	2.83	43.48	14,498	43.48
61.94	151.94	854	2.17	89.52	832	89.52
152.21	285.00	58	1.14	174.00	46	174.00
286.72	300.27	2	0.00	293.50	-	-

$2.90	$300.27	135,333	5.86	$19.52	122,491	$19.52

As of June 30, 2012, there was $27 of total unrecognized compensation cost related to outstanding options and warrants which the Company expects to recognize over a period of 2.27 years.

Restricted Stock Units

The following table summarizes the Company’s unvested RSU activity for the three months ended June 30, 2012:

Index

	Number of Shares	Weighted Average Grant Date Fair Value
Balance March 31, 2012	236,541	$2.11
Granted	39,000	$3.40
Forfeited	-	$-
Vested	(37,247)	$1.79
Balance, June 30, 2012	238,294	$2.37

Unvested restricted stock at June 30, 2012

As of June 30, 2012, there was $499 of total unrecognized compensation cost related to outstanding RSUs, which the Company expects to recognize over a period of 2.89 years.

2.	Inventories:

With the sale of the DRIE product line, the Company no longer has inventory or inventory provisions.  Until February 9, 2011, inventories were stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and includes material, labor and manufacturing overhead costs. Any excess and obsolete provision is only released if and when the related inventory is sold or scrapped.

3.	Product Warranty:

With the sale of the Company’s assets and as part of the consideration paid for those assets, the Company no longer has any warranty obligation related to discontinued operations.  There is no warranty activity related to continuing operations for the three months ended June 30, 2012 or 2011.

4.	Earnings Per Share (EPS):

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

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

Index

	Three Months Ended
	June 30,
	2012	2011

(Loss) from continuing operations	$(678)	$(992)

(Loss) from discontinued operations, net of taxes	(1)	(2)

Net (loss) applicable to common stockholders	$(679)	$(994)
Basic and diluted:
Weighted-average common shares outstanding	1,689	1,689

Net (loss) per share:
Basic and diluted	$(0.40)	$(0.59)

Outstanding options, RSUs and ESPP’s of 374,833 and 422,177 shares of common stock at a weighted-average exercise price per share of $8.80 and $8.74 on June 30, 2012 and 2011, respectively, were not included in the computation of diluted net (loss) income per common share for the three month periods presented as a result of their anti-dilutive effect.  Also 8,825 liability warrants with an average exercise price of $32.27 and 137,466 warrants with an average exercise price of $3.15 were not included in the computation of diluted net loss per common share.  Such securities could potentially dilute earnings per share in future periods.

5.	Financial Instruments:

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes receivable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. Prior to February 9, 2010, the Company sold products in various global markets. As a result, the Company was exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses) included in other income (expense), were $5 and ($2) for the three months ended June 30, 2012 and 2011, respectively.  On June 30, 2012, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.  On June 30, 2012, the Company had 8,348 liability warrants outstanding with an exercise price of $30.00 expiring between June 2013 and September 2013, and 477 liability warrants outstanding with an exercise price of $72.00 expiring on August 30, 2012.  The Company recorded a non-cash gain related to the warrants of $1 in the quarter ended June 30, 2012.

Changes in the exchange rate between the Euro and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.  If our efforts to continue to support Sequel Power are successful, we expect that sales in international markets will again account for a significant portion of any future revenue, since Sequel Power’s development projects are located in several countries outside the United States.

The balance in notes receivable at June 30, 2012 was $300, and consisted of an outstanding payment related to the Company’s investment in CollabRx.  The Company’s investment in CollabRx is in the form of a promissory note that bears interest at a rate of 0.28% per year compounded annually and matures on or about November 7, 2012.

6.	Semiconductor and MEMS Capital Equipment related Asset Sales:

Beginning in the fiscal third quarter of fiscal year 2009, following the acquisition of the DRIE product lines from AMMS, the Company experienced a sharp decline in revenues related to its legacy Etch and PVD products, a result of the overall collapse of the semiconductor capital equipment market and the global financial crisis.  The management and the Board of Directors of the Company considered several alternatives for dealing with this decline in revenues, including the sale of assets which the Company could no longer support.  On March 19, 2010, the Company and its wholly owned subsidiary, SFI, sold inventory, equipment, intellectual property and other assets related to the Company’s legacy Etch and PVD products to OEM Group Inc. (“OEM Group”), a company  based in Phoenix, Arizona that specializes in “life cycle management” of legacy product lines for several semiconductor equipment companies.  The sale included the product lines and associated spare parts and service business of the Company’s 900 and 6500 series plasma etch systems, along with the Endeavor™ and AMS™ PVD systems from SFI.  In connection with the sale of the assets, OEM Group assumed the Company’s warranty liability for recently sold legacy Etch and PVD systems.

Index

The Company retained the DRIE products which it had acquired from AMMS, along with the Compact™ cluster platform and the NLD technology that it had developed over the past several years.  The DRIE markets were seriously impacted by the downturn in the semiconductor markets, and as those markets recover the Company is not in a position to make the needed investments to improve its competitive position.  In addition, it was not clear that even with additional investment and significant reductions in operating expenses DRIE sales alone would be enough to support the Company.  As a result, the Company evaluated various other alternative strategies, including sale of its DRIE products, Compact™ platform and NLD technology, the transition to a new business model, a sale of all or substantially all of our assets, or the liquidation or dissolution of the Company, including through a bankruptcy proceeding.  On February 9, 2011, the Company sold its DRIE and Compact related assets to SPP Process Technology Systems Limited (“SPTS”), but retained its NLD technology.   See “The SPTS Transaction” below.

The SPTS Transaction

On February 9, 2011, Tegal and SPTS, a company incorporated and registered in England and Wales, entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company sold to SPTS all of the shares of Tegal France, SAS, the Company’s wholly-owned subsidiary and product lines and certain equipment, intellectual property and other assets relating to the Company’s DRIE systems and certain related technology.    SPTS also assumed existing customer contracts, including all installation and warranty obligations of existing customers, and other liabilities arising after the closing of the transaction (the “Assumed Liabilities”).

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

Discontinued Operations

As a result of the sale of the Company’s DRIE assets, and in accordance with GAAP, the DRIE business operations related to the designing, manufacturing, marketing and servicing of systems and parts within the semiconductor industry are presented as  discontinued operations in our condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss and our condensed consolidated statements of cash flows.  The exit from the DRIE operation was essentially completed by the end of the fourth quarter of our 2011 fiscal year.

The assets and liabilities of discontinued operations are presented separately under the captions “Other assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at June 30, 2012 and March 31, 2012 and consist of the following:

	June 30,	March 31,
	2012	2012

Assets of Discontinued Operations:
Accounts and other receivables, net of allowances for sales returns and doubtful accounts of $0 at June 30, 2012 and March 31, 2012, respectively	$-	$410
Prepaid expenses and other current assets	11	8
Total assets of discontinued operations	$11	$418

Liabilities of Discontinued Operations:
Accrued expenses and other current liabilities	$206	$246
Total liabilities of discontinued operations	$206	$246

Index

On May 7, 2012, the Company received a VAT refund related to discontinued operations in its former French subsidiary in the amount of 312 euros.  As of March 31, 2012, this amount was recognized in other assets of discontinued operations.  The settlement of this outstanding amount due is classified as a reduction of assets of discontinued operations.  The related foreign exchange gain or loss is classified as a gain or loss on the sale of discontinued operations in the first quarter of the next fiscal year.

In the three months ended June 30, 2011, the Company recognized a loss of $89 from the finalization of the sale of the DRIE assets which occurred in the fourth quarter of fiscal year 2010.  In addition, the reclassification of operating expenses related to the manufacture, design, marketing and servicing of the DRIE operations including foreign exchange adjustments and income tax expense (benefit) was $1 and $2 for the period ended June 30, 2012 and 2011, respectively.

7.	Geographical Information:

As of June 30, 2012, the Company’s sole potential source of revenue was from the project activities of Sequel Power.  The Company’s chief operating decision-maker has been identified as the President and Co-Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment and are attributed to the geographic location in which they are located.  Net sales by geographic region were as follows:

	Revenue for the
	Three Months Ended
	June 30,
	2012	2011
Sales to customers located in:
United States	$25	$19
Total sales	$25	$19

Revenues for the three months ended June 30, 2012 and 2011, respectively, are all part of continuing operations.

Additionally, all long-lived assets are located in the United States and are included in continuing operations.  There are no long-lived assets in discontinued operations.

8.	Recent Accounting Pronouncements:

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. The purpose of ASU 2011-04 is to clarify the intent about the application of existing fair value measurement and disclosure requirements and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This pronouncement is effective for interim or annual periods beginning after December 15, 2011.  The provisions of ASU 2011-04 do not have a material impact to our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update will require entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and entities will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. Reclassification adjustments between other comprehensive income and net income will be presented separately on the face of the financial statements. This pronouncement is effective for interim or annual periods beginning after December 15, 2011.  The adoption of ASU 2011-05 did not have a material impact to our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This pronouncement is effective for interim or annual periods beginning after December 15, 2011.  The adoption of ASU 2011-05 did not have a material impact to our consolidated financial statements.

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

The Company’s investment in Nano Vibronix is in the form of a convertible promissory note that bears interest at a rate of 10% per year compounded annually and matures on November 15, 2014.  Principal and accrued interest under the note automatically convert into shares of Series B-1 Participating Convertible Preferred Stock of Nano Vibronix upon the earlier to occur of (i) a $3,000 (or larger) equity financing by Nano Vibronix or (ii) a sale of Nano Vibronix.  In addition, the Company may convert principal and accrued interest under the note into shares of Nano Vibronix Series B-1 Participating Convertible Preferred Stock at its election at any time.  In either case, the conversion price is $0.284 per share.

The Sequel Power Transaction

On January 14, 2011,  Tegal, se2quel Partners LLC, a California limited liability company, and Sequel Power LLC, a newly formed Delaware limited liability company (“Sequel Power”), entered into a Formation and Contribution Agreement.  Sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.  se2quel Partners is owned by Ferdinand Seemann, who previously served as an independent member of the Company’s Board of Directors.  Pursuant to the Formation and Contribution Agreement, Tegal contributed $2,000 in cash to Sequel Power in exchange for an approximate 25% economic interest in Sequel Power.  In addition, Tegal issued warrants (“Warrants”) to se2quel Partners and se2quel Management GmbH, a German limited liability company, to purchase an aggregate of 185,777 shares of the Company’s common stock at an exercise price of $3.15 per share.  The Warrants are exercisable for a period of four years.  Subsequently, warrants to purchase  48,311 shares were transferred to the Company in consideration of a management fee due to the Company, such that there are currently outstanding warrants to purchase an aggregate of 137,466 shares.

The descriptions of the Formation and Contribution Agreement and the Warrants are qualified in their entirety by reference to the full text of such documents, copies of which were filed as exhibits to the Form 8-K report filed on January 21, 2011.

The original value of Sequel Power’s solar development model was $1,730. It was determined at the time of the investment that the asset would have a life of ten years, which was management’s best estimate of the length of time it would take to build a solar project.  The value on the balance sheet of Sequel Power at fiscal year end March 31, 2012, prior to the impairment was approximately $1,377 which represented the unamortized value of Sequel Power’s solar development model.  We continue to believe the intangible asset has a value of zero.  This valuation is based upon the fact that Sequel Power’s management is continuing to research other possibilities for the direction of the company and may or may not use its proprietary solar development model in the future.  Additionally, there is uncertainty that Sequel Power will be able to continue as a going concern and the survivability of Sequel Power is at risk.

Index

10.	Subsequent Events

On July 12, 2012, Tegal completed the acquisition of CollabRx, pursuant to the previously announced Agreement and Plan of Merger (“Merger Agreement”), dated as of June 29, 2012.  As a result of the Merger, CollabRx became a wholly-owned subsidiary of the Company.  In consideration for the stock of CollabRx, Tegal will issue an aggregate of 236,433 shares of common stock, representing 14% of Tegal’s total shares outstanding prior to the closing, to former CollabRx stockholders.  As of July 12, 2012, these shares had a fair value of $932.  Tegal also assumed $500 of existing CollabRx indebtedness through the issuance of the promissory notes.  The principal of the promissory notes is payable in equal installments on the third, fourth and fifth anniversaries of the date of issuance, along with the accrued but unpaid interest as of such dates. In addition, Tegal granted a total of 368,417 RSUs and options as “inducement grants” to newly hired management and employees, all subject to four-year vesting and other restrictions.

On July 12, 2012, in connection with the acquisition of CollabRx, pursuant to the Merger Agreement, dated June 29, 2012, Tegal entered into an Agreement Not to Compete with Jay M. Tenenbaum (the “Noncompete”), pursuant to which Mr. Tenenbaum agreed to refrain from competing with Tegal on the terms set forth therein for a period of three years commencing on July 12, 2012.

Also on July 12, 2012, Tegal entered into a Stockholders Agreement (the “Stockholders Agreement”) with the former stockholders of CollabRx.  Pursuant to the Stockholders Agreement, (i) Tegal has agreed to provide certain registration rights to the stockholders, and (ii) the stockholders have agreed to certain transfer restrictions and voting provisions for a period of two years.

In connection with the Merger Agreement and the Employment Agreement dated as of June 29, 2012 by and among Tegal and James Karis, on July 12, 2012, Mr. Karis, the former Chief Executive Officer of CollabRx, was appointed the Co-Chief Executive Officer and a director of Tegal.

In addition, pursuant to the Indemnity Agreement dated as of July 12, 2012 by and between Tegal and James Karis (the “Indemnity Agreement”), Mr. Karis has been granted customary indemnification rights in connection with his position as an officer and director of the Company.

Additional information is set forth in the Company’s 8-K report filed on July 18, 2012, and is incorporated herein in its entirety by reference.

The CollabRx acquisition offers cloud-based expert systems that provide clinically relevant interpretive knowledge to institutions, physicians, researchers and patients for genomics-based medicine in cancer and other diseases to inform health care decision making.  With access to approximately 50 clinical and scientific advisors at leading academic institutions and a suite of tools and processes that combine artificial intelligence-based analytics with proprietary interpretive content, the Company is well positioned to participate in the $300 billion value-added “big data” opportunity in the US health care market (as reported by McKinsey Global Institute), over half of which specifically targets areas in cancer and cancer genomics.

Due to the timing of the acquisition and its proximity to the filing date of this Quarterly Report on Form 10-Q, the Company has omitted the purchase price allocation disclosures required under ASC 805 - Business Combinations ("ASC 805") as the initial accounting is incomplete.

The following table represents the unaudited pro forma consolidated results for the three months ended June 30, 2012 and 2011 as though the acquisition had occurred as of the beginning of the comparable prior annual reporting period.  The pro forma data includes CollabRx revenue of $13 and $1 for each of the respective periods.

Index

	PRO FORMA
	Three Months Ended
	June 30,
	2012	2011

Loss from continuing operations	(1,246)	(1,381)

Loss from discontinued operations, net of taxes	(1)	(2)

Net loss applicable to common stockholders	(1,247)	(1,383)
Basic and diluted:
Weighted-average common shares outstanding	1,689	1,689

Net loss per share:
Basic and diluted	$(0.74)	$(0.82)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Amounts in thousands)

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

During fiscal years 2010 through 2012, we were engaged in the sale of product-line assets and intellectual property that we had either previously acquired or internally developed during the previous decade or more in the semiconductor and MEMS capital equipment industries.  This effort followed extensive consideration by the Company’s Board of Directors of our strategic options in light of the global financial crisis, rapidly declining sales and our relatively weak competitive position in those industries.  Following the decision to sell assets or discontinue development programs associated with each of the major product lines, we classified those operations as “discontinued” and sought appropriate buyers.  The first such sale of assets occurred on March 19, 2010, in which we sold our 6500 series and 900 series legacy etch products to OEM Group, Inc.  At the end of Fiscal 2010, we discontinued our development efforts in our Nano Layer Deposition (“NLD”) and Compact platform projects in an effort to reduce expenses and conserve capital.  On February 9, 2011, we sold our Deep Reactive Ion Etch (“DRIE”) product lines and technology, which we had acquired in 2008 from Alcatel Micro Machining Systems (“AMMS”), to SPP Process Technology Systems Limited (“SPTS”).  This sale included all of the shares of Tegal France, SAS, the Company’s wholly-owned subsidiary.  On December 23, 2011 we sold a portfolio of 35 US and international patents in the areas of pulsed-CVD, plasma-enhanced ALD, and NLD to multiple IC and semiconductor equipment manufacturers, and we continue at the present time a marketing effort to sell additional related patents in our portfolio.

Throughout the fiscal years 2010 through 2012, we were continuously downsizing our operations, through transfers of our employees to other companies in connection with the sale of specific product lines, as well as through attrition and lay-offs.  We also began a process of closing and/or liquidating all of our wholly-owned subsidiary companies, including SFI and Tegal GmbH, along with branches in Taiwan, Korea and Italy.  As a result, all of our activities related to our legacy etch and PVD business, our DRIE business, our NLD development activities and our subsidiaries and branches are now included in discontinued operations.

Index

Throughout most of fiscal 2012, our operations consisted mainly of our management agreement with Sequel Power, LLC, a company dedicated to development of large-scale solar photovoltaic (“PV”) power plants and in providing related advisory services.  In January of 2011, we contributed $2 million in cash to Sequel Power in exchange for an approximate 25% economic interest and voting control on its Board of Managers.  In connection with the investment, our President and CEO was appointed Chairman of Sequel Power.  In addition to our management role in Sequel Power, we were engaged in the sale of remaining intellectual property from our discontinued operations in semiconductor capital equipment and in researching potential new investment opportunities in several areas, including solar technology, medical devices and health technology.

On November 22, 2011, we made an investment of $300 in NanoVibronix, Inc. in the form of a convertible promissory note.  NanoVibronix is a private company that develops medical devices and products that implement its proprietary therapeutic ultrasound technology which may be utilized for a variety of medical applications requiring low cost therapeutic ultrasound qualities. NanoVibronix is focused on creating products utilizing its unique, patented approach which enables the transmission of low-frequency, low-intensity ultrasound surface acoustic waves (“SAWs”) through a variety of soft, flexible materials, including skin and tissue, enabling low-cost, breakthrough devices targeted at large, high-growth markets.

On June 29, 2012, we signed a definitive agreement to acquire CollabRx, Inc., a privately held technology company in the rapidly growing market of interpretive content and data analytics for genomics-based medicine.  The closing of our acquisition of CollabRx occurred on July 12, 2012.  In connection with that transaction, we will issue an aggregate of 236,433 shares of common stock, representing 14% of Tegal’s total shares outstanding prior to the closing, to former CollabRx stockholders in exchange for 100% of the capital stock of CollabRx, Inc.  Tegal and certain former CollabRx stockholders entered into a Stockholders Agreement providing for, among other things, registration rights, transfer restrictions and voting and standstill agreements.  Tegal also assumed $500 of existing CollabRx indebtedness through the issuance of 5-year promissory notes in substitution for outstanding notes previously issued by CollabRx.  In addition, we granted a total of 368,417 RSUs and options as “inducement grants” to newly hired management and employees, all subject to four-year vesting and other restrictions.  At the closing, we appointed James M. Karis, former CEO of CollabRx to fill a vacancy on the Tegal Board of Directors and elected him Co-CEO.

CollabRx offers cloud-based expert systems that provide clinically relevant interpretive knowledge to institutions, physicians, researchers and patients for genomics-based medicine in cancer and other diseases to inform health care decision making.  With access to approximately 50 clinical and scientific advisors at leading academic institutions and a suite of tools and processes that combine artificial intelligence-based analytics with proprietary interpretive content, the company is well positioned to participate in the $300 billion value-added “big data” opportunity in the US health care market (as reported by McKinsey Global Institute), over half of which specifically targets areas in cancer and cancer genomics.  Originally founded in 2008, CollabRx has developed clinical advisory networks, expert systems, proprietary tools and processes, and a pipeline of commercial data products and applications (“apps”) for cancer.  CollabRx Therapy Finders™, its first commercial product, provides sophisticated, credible, personalized, and actionable information to physicians and patients for rapidly determining which medical tests, therapies, and clinical trials may be considered in cancer treatment planning with a specific emphasis on the tumor genetic profile.

CollabRx Therapy Finders™, the company’s first commercial product, is a collection of web-based apps that serve as one type of user interface to access proprietary CollabRx content. Other interfaces include mobile apps, narrative published reports, statistical analyses and private-label, customized reports.  CollabRx content is dynamically updated and organized in a knowledgebase that includes information on molecular diagnostics, medical tests, clinical trials, drugs, biologics and other information relevant for cancer treatment planning. Capturing how highly respected practicing physicians use this information in the clinical setting further refines the knowledgebase.

We intend that our most recent acquisition of CollabRx, Inc. will form the core of our operations going forward.  Although we will continue to have an active role in the management of Sequel Power, we do not anticipate making any additional investments in that or any other solar-related businesses.  Tegal will continue to operate under our current name and ticker symbol for the time being, but we plan to seek stockholder approval at our upcoming annual meeting in September 2012 for an amendment to Tegal’s Certificate of Incorporation, changing the corporate name to CollabRx, Inc.

We cannot assure you that we will be successful in pursuing our new strategic initiative in CollabRx.  If our efforts do not succeed, we may need to raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.  It is not possible to predict when our business and results of operations will improve.  In consideration of these circumstances, the Company may be forced to consider a merger with or into another company or the liquidation or dissolution of the Company, including through a bankruptcy proceeding.  We cannot assure you that we will be successful in pursuing this or any other strategic alternatives.  If we were to liquidate or dissolve the Company through or outside of a bankruptcy proceeding, you could lose all of your investment in Tegal common stock.

Index

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

Critical Accounting Policies and Estimates

We prepare the condensed consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States which requires management to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying condensed consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes.  Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgment or estimates include but are not limited to revenue recognition, accounting for stock-based compensation, accounts for receivables and allowance for doubtful accounts, impairment of long-lived assets and warranty obligations.  Actual results may differ from these estimates under different assumptions or conditions.  Critical accounting policies are defined as those that are required for management to make estimates, judgments and assumptions giving due consideration to materiality, in certain circumstances that affect amounts reported in the condensed, consolidated financial statements, and potentially result in materially different results under different conditions and assumptions.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates.  During the three months ended June 30, 2012, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2012 annual report on Form 10-K.

Results of Operations

The following table sets forth certain financial items for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012	2011

Revenue - related party	$25	$19
Operating expenses:
General and administrative expenses	712	873
Total operating expenses	712	873
Operating loss	(687)	(854)
Equity in (loss) of unconsolidated affiliate	-	(150)
Other income (expense), net	9	12
Loss before income tax benefit	(678)	(992)
Income tax expense (benefit)	-	-
Loss from continuing operations	(678)	(992)
Loss from discontinued operations, net of taxes	(1)	(2)

Net loss and comprehensive loss	$(679)	$(994)

Net loss per share:
Basic and diluted	$(0.40)	$(0.59)

Weighted-average shares used in per share computation:
Basic and diluted	1,689	1,689

Index

Revenue

With the sale of the DRIE product line, the Company’s sole source of revenue for the three months ended June 30, 2012 is from project activities related to Sequel Power.  Comparing revenue for the prior period, revenue of $25 for the three months ended June 30, 2012 increased by $6 from revenue for the three months ended June 30, 2011 of $19.

As a percentage of total revenue for the three months ended June 30, 2012 and 2011, respectively, international sales were 0%.  The Company’s historical operations had revenues in international markets.  If our efforts to continue to support Sequel Power are successful, we expect that international sales will once again account for a significant portion of any future revenue, since Sequel Power’s development projects are located in several countries outside the United States.

All DRIE related revenues and expenses are captured in Discontinued Operations in our income statement.

Gross Profit

Comparing gross profit for the prior period, gross profit of $25 for the three months ended June 30, 2012 increased from our gross profit $19 for the three months ended June 30, 2011.

Our gross margin for the three months ended June 30, 2012 and 2011, respectively, was 100%.

At the present time we are engaged primarily in supporting the activities of Sequel Power through our direct efforts and through related operations.

Research and Development

Prior to the sale of the DRIE related assets, research and development (“R&D”) expenses consisted primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts for our DRIE product line. The spending decrease of $17 for the three months ended June 30, 2012, compared to the same period in 2011, resulted from reduced patent related fees as we sold NLD patents in the prior fiscal year.  As a result of the sale of the Company’s DRIE related assets, and in accordance with generally accepted accounting principles, the DRIE business operation, including related and continuing R&D expenses, have all been reclassified to discontinued operations.  At the time of the sale, all the Company’s R&D expenses were related to the DRIE operations.  Currently the Company’s R&D expenses are related to the NLD product line, the assets of which are held for sale to third parties.

Sales and Marketing

Prior to the sale of the DRIE related assets, sales and marketing expenses consisted primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. The Company had no expenses associated with sales and marketing for the three months ended June 30, 2012 and 2011, respectively due to the exit from our core historical operations.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities.  The decrease of continuing general and administrative expenses of $161 for the three month period ended June 30, 2012 as compared to the same period in 2011 was due primarily to the timing of employee bonus accruals for key employees, resulting in lower salaries expense.  Expenses for accounting, travel and outside services were also down.  The decreases in these expenses were partially offset by increases in legal, insurance and stock related compensation expenses.

Equity in loss of unconsolidated affiliate

The Company recorded a net $0 loss in earnings of the unconsolidated affiliate and $0 of amortization expenses related to the difference between the net book value of Sequel’s assets and the cost of the investment for the three months ended June 30, 2012.  The Company recorded a net $107 loss in earnings of the unconsolidated affiliate and $43 of amortization expenses related to the difference between the net book value of Sequel’s assets and the cost of the investment for the three months ended June 30, 2011.  Currently, the net book value of the Sequel Power investment is zero.

Index

Other Income (expense), net

Other income (expense), net consists of the change in fair value of the common stock warrant liability and interest earned on our NanoVibronix investment.

Income Taxes

During the three months ended June 30, 2012 and June 30, 2011, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

At March 31, 2012, the Company had net operating loss carryforwards of approximately $98.7 million and $47.5 million for federal and state tax purposes, respectively.  The federal net operating loss carryforward will begin to expire in the year ended March 31, 2020 and the state of California will start to expire in the year ended March 31, 2013.  At March 31, 2012, the Company also had research and experimentation credit carryforwards of $1.3 million and $0.8 million for federal and state income tax purposes, respectively.  A portion of the federal credit began to expire in the year ended March 31, 2012 and the state of California will never expire under current law.   Net operating loss carryforwards and R&D credits can only offset 90% of taxable income.

Discontinued Operations

Discontinued operations consists of interest income from accounts related to discontinued operations, other income, gains and losses on the disposal of fixed assets of discontinued operations, gains and losses on foreign exchange and interest income on money market accounts, as well as the reclassification of net expenses associated with our exit from our historical core operations.  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011, discontinued operations, net decreased by $1.   In the period just ended, discontinued operations included R&D expense and foreign exchange loss, offset by a VAT write off of $59.

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating lease obligations	$18	$18	$-	$-	$-
Total contractual cash obligations	$18	$18	$-	$-	$-

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to discontinued operations, net of sublease income, was $0 and $4, during the three months ended June 30, 2012 and 2011, respectively.  Rent expense for operating leases related to continuing operations, net of sublease income, was $15 for each of the three month periods ended June 30, 2012 and 2011, respectively.

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

Liquidity and Capital Resources

For the three months ended June 30, 2012, and the fiscal year ended March 31, 2012, we financed our operations from existing cash on hand.  Net cash used in operating activities during the three months ended June 30, 2012, was $329.  The primary significant changes in our cash flow statement for the three months ended June 30, 2012 were due to a VAT refund related to discontinued operations in our former French subsidiary in the amount of 312 euros.  The monies from the VAT refund were offset by the net loss from continuing operations of $679 and the increase in accrued liabilities for legal expenses associated with the CollabRx transaction.  Net cash used in operating activities during the three months ended June 30, 2011 was $1,035, due primarily to the net loss from continuing operations of $994 as well as decreases in the net value of current assets and liabilities of discontinued operations and other assets related to our Sequel Power investment.

Index

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. We incurred a net loss of $679 and $994 for the three months ended June 30, 2012 and 2011, respectively. We used cash flows from operations of $329 and $1,035 for the three months ended June 30, 2012 and 2011, respectively.  Although we believe that our existing cash balances will be adequate to fund operations through fiscal year 2013, we cannot assure you that we will be successful in pursuing any of the strategic alternatives indicated in Note 1 - Basis of Presentation on page 7.  We intend that our most recent acquisition of CollabRx, Inc. will form the core of our operations going forward.  Although we will continue to have an active role in the management of Sequel Power, we do not anticipate making any additional investments in that or any other solar-related businesses.  We cannot assure you that we will be successful in pursuing our new strategic initiative in CollabRx.  It is not possible to predict when our business and results of operations will improve.  In consideration of these circumstances, the Company may be forced to consider a merger with or into another company or the liquidation or dissolution of the company, including through a bankruptcy proceeding.  We cannot assure you that we will be successful in pursuing any of these strategic alternatives.  If we were to liquidate or dissolve the company through or outside of a bankruptcy proceeding, you could lose all of your investment in Tegal common stock.

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

Foreign Currency Exchange Risk

As June 30, 2012 and March 31, 2012, respectively, all of the Company’s investments were classified as cash equivalents in the consolidated balance sheet.  The investment portfolio for each of these periods was comprised of money market funds.  With the sale of the DRIE related assets and the closure of the Tegal France subsidiary, our exposure to foreign currency fluctuations has been mostly eliminated.  Prior to the sale of the Company’s operating assets, our exposure to foreign currency fluctuations was primarily related to purchases in Europe and Japan, which were denominated in the Euro and Yen, as well as inventories held in Europe, which are denominated in the Euro.  For the period ended June 30, 2012, fluctuations of the U.S. dollar in relation to the Euro were immaterial to our financial statements.  In the prior fiscal year, these fluctuations primarily affected the balance of the pension obligation in Germany, which was settled in the third quarter of fiscal year 2012.

Changes in the exchange rate between the Euro and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.  If our efforts with Sequel Power are successful, we expect that sales in international markets will account for a significant portion of any future revenue, since Sequel Power’s development projects are located in several countries outside the United States.

Periodically, the Company would enter into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs were denominated in U.S. dollars and the related revenue was generated in Euros.  As of June 30, 2012, there were no outstanding foreign exchange contracts.

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

Index

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

The Company’s financial instruments consist primarily of money market funds.  At June 30, 2012, all of the Company’s current assets in financial instruments investments were classified as cash equivalents in the condensed consolidated balance sheet. The investment portfolio at June 30, 2012 was comprised of money market funds.   The carrying amounts of the Company’s cash equivalents are valued using Level 1 inputs.    The Company also has warrant liabilities which are valued using Level 3 inputs.

	Three Months Ended
	June 30,
	2012	2011
Balance at the beginning of the period	$19	$26
Change in fair value recorded in earnings	(1)	(12)
Balance at the end of the period	$18	$14

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

Disclosure Controls and Internal Controls for Financial Reporting

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls for financial reporting are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with U.S. GAAP.

Evaluation of Disclosure Controls and Procedures

As of the period covered by this quarterly report, management performed, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our. Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on the evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that as of June 30, 2012, such disclosure controls and procedures were effective.

Index

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had net losses of $1,429, $3,130 and $18,469 for the years ended March 31, 2012, 2011, and 2010, respectively.  We used cash flows from operations of $3,108, $74, and $4,887, in these respective years.  For the three months ended June 30, 2012 and 2011, we had a net losses of $679 and $994 respectively.  We used cash flows from operations of $329 and $1,035, in these respective periods.  Although we believe that our existing cash balances will be adequate to fund operations through fiscal year 2013, we cannot assure you that we will be successful in pursuing any of the strategic alternatives described in this report.  We intend that our most recent acquisition of CollabRx, Inc. will form the core of our operations going forward.  Although we will continue to have an active role in the management of Sequel Power, we do not anticipate making any additional investments in that or any other solar-related businesses

If our efforts do not succeed, we may need to raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.  In consideration of these circumstances, the Company may be forced to consider a merger with or into another company or the liquidation or dissolution of the company, including through a bankruptcy proceeding.

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

Index

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

Factors that could affect our quarterly operating results include:

•	operating results of CollabRx and Sequel Power;

•	operating results of any companies that we may acquire in the future;

Index

•	adverse changes in the level of economic activity in the United States or other major economies in which we do business;

•	foreign currency exchange rate fluctuations; and

•	expenses related to, and the financial impact of, the disposition of our assets.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

None

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certifications of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certifications of the Co-Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEGAL CORPORATION
(Registrant)

/s/ CHRISTINE T. HERGENROTHER
Christine T. Hergenrother
Chief Financial Officer
Date: August 14, 2012