Form 10-Q
period 2012-09-30
CollabRx, Inc.
filed 2012-11-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26824

COLLABRX, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0370244
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44 Montgomery Street,  Suite 800
San Francisco, California 94104
(Address of Principal Executive Offices)

Telephone Number (415) 248-5350
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

As of November 7, 2012, there were 1,925,240 shares of the Registrant’s common stock outstanding.

COLLABRX, INC. AND SUBSIDIARIES

Formerly TEGAL CORPORATION

Index

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

COLLABRX, INC.  AND SUBSIDIARIES
Formerly TEGAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	Sept 30,	March 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$6,217	$7,820
Prepaid expenses and other current assets	113	56
Other assets of discontinued operations	11	418
Total current assets	6,341	8,294
Property and equipment, net	109	56
Intangible assets, net	1,630	-
Goodwill	603	-
Investment in convertible promissory note	329	312
Total assets	$9,012	$8,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3	$1
Promissory note	500	-
Common stock warrant liability	16	19
Accrued expenses and other current liabilities	313	316
Liabilities of discontinued operations	155	246
Total current liabilities	987	582
Deferred tax liability	664	-
Total liabilities	1,651	582

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 1,925,240 and 1,688,807 shares issued and outstanding at Sept. 30, 2012 and March 31, 2012, respectively	19	17
Additional paid-in capital	130,294	129,052
Accumulated other comprehensive loss	(142)	(142)
Accumulated deficit	122,810	(120,847)
Total stockholders’ equity	7,361	8,080
Total liabilities and stockholders’ equity	$9,012	$8,662

See accompanying notes to condensed consolidated financial statements.

Index

COLLABRX, INC. AND SUBSIDIARIES
Formerly TEGAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$75	$19	$100	$38
Cost of revenue	20	--	20	--
Gross profit	55	19	80	38
Operating expenses:
Engineering	328	--	328	--
Sales and marketing expenses	49	--	49	--
General and administrative expenses	970	568	1,682	1,441
Total operating expenses	1,347	568	2,059	1,441
Operating loss	(1,292)	(549)	(1,979)	(1,403)
Equity in (loss) of unconsolidated affiliate	--	(170)	--	(320)
Other income (expense), net	11	2	20	14
Loss before income tax benefit	(1,281)	(717)	(1,959)	(1,709)
Income tax expense (benefit)	--	--	--	--
Loss from continuing operations	(1,281)	(717)	(1,959)	(1,709)
Loss (income) from discontinued operations, net of taxes	(3)	241	(4)	239
Net loss and comprehensive loss	$(1,284)	$(476)	$(1,963)	$(1,470)

Net loss per share:
Basic and diluted	$(0.68)	$(0.28)	$(1.13)	$(0.87)

Weighted-average shares used in per share computation:
Basic and diluted	1,884	1,689	1,738	1,689

See accompanying notes to condensed consolidated financial statements.

Index

COLLABRX, INC. AND SUBSIDIARIES
Formerly TEGAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	Sept 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,963)	$(1,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	312	80
Fair value adjustment of common stock warrants	(3)	(14)
Depreciation	1	4
Provision for doubtful accounts and sales returns allowances - discontinued operations	--	(71)
Amortization of Intangible assets	20	--
Loss on disposal of property and equipment	17	51
Change in value of unconsolidated affiliate	--	332

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(57)	75
Accounts payable	2	(237)
Accrued interest on note receivable	(17)	--
Accrued expenses and other current liabilities	(17)	15
Deferred tax liability	(336)	--
Current assets and liabilities from discontinued operations	316	(409)
Net cash used in operating activities	(1,708)	(1,644)
Cash flows from investing activities:
Acquisition of property and equipment	(71)	(4)
Net cash received on OEM asset disposition - discontinued operations	--	502
Issuance of note receivable	(300)	--
Cash received from acquisition	476	--
Net cash provided by investing activities:	105	498
Cash flows from financing activities:
Net cash provided by financing activities	--	--
Effect of exchange rates on cash and cash equivalents	--	29
Net decrease in cash and cash equivalents	(1,603)	(1,117)
Cash and cash equivalents at beginning of period	7,820	7,575
Cash and cash equivalents at end of period	$6,217	$6,458

Supplemental disclosure of non-cash activities:
Shares issued in CollabRx acquisition	$932	$--
Note Receivable used as consideration for CollabRx acquisition	$300	--
Promissory note issued in CollabRx acquisition	$500	--
Fair value of assets acquired in CollabRx acquisition	$2,253	--
Liabilities assumed in CollabRx acquisition	$997	--

See accompanying notes to condensed consolidated financial statements.

Index

COLLABRX, INC. AND SUBSIDIARIES
Formerly TEGAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share and per share data)

1.	Basis of Presentation:

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2012 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the financial statements in accordance with generally accepted accounting principles (“GAAP”).  These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  The results of operations for the three and six months ended September 30, 2012 are not necessarily indicative of results to be expected for the entire year.

CollabRx, Inc., a Delaware corporation, (“CollabRx,” the “Company” or “we,” “us", and “our”) is the recently renamed Tegal Corporation, a Delaware corporation (“Tegal”), which acquired a private company of the same name on July 12, 2012.  Following approval by its stockholders on September 25, 2012, Tegal amended its charter and changed its name to “CollabRx, Inc.” (the “Name Change”).

Tegal was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Our predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. We completed our initial public offering in October 1995.

The Company’s consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred net losses of $1,963 and $1,470 for the six months ended September 30, 2012 and 2011, respectively. We used $1,708 and $1,644 of cash in operating activities for the six months ended September 30, 2012 and 2011, respectively.  We believe that our existing balances of cash and cash equivalents will be adequate to fund operations through fiscal year 2013.

CollabRx offers cloud-based expert systems that provide clinically relevant interpretive knowledge to institutions, physicians, researchers and patients for genomics-based medicine in cancer and other diseases to inform health care decision-making.  With access to approximately 50 clinical and scientific advisors at leading academic institutions and a suite of tools and processes that combine artificial intelligence-based analytics with proprietary interpretive content, the Company is well positioned to participate in the $300 billion value-added “big data” opportunity in the US health care market (as reported by McKinsey Global Institute), over half of which specifically targets areas in cancer and cancer genomics.

CollabRx will form the core of our business and operations going forward.  Although we will continue to have an active role in the management of Sequel Power, we do not anticipate making any additional investments in Sequel Power or any other solar-related businesses.  On September 25, 2012, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to its Certificate of Incorporation to change its name to “CollabRx, Inc.”. The Company’s stockholders approved the Certificate of Amendment at the Company’s Annual Meeting of Stockholders. The Certificate of Amendment is filed as Exhibit 3.1 to the Form 8-K filed on September 25, 2012.  In connection with the Name Change, the Company’s common stock, which previously traded under the ticker symbol “TGAL” on the Nasdaq Capital Market, began trading under the new ticker symbol “CLRX” on September 27, 2012.   Outstanding stock certificates representing shares of common stock of the Company will continue to be valid and need not be exchanged in connection with the Name Change.

Discontinued Operations

Since 2009, the Company engaged in a process of transitioning away from its legacy lines of business in semiconductor capital equipment.  Most recently, and as a result of the sale of the Company’s Deep Reactive Ion Etch (“DRIE”) assets in the prior fiscal year, and in accordance with GAAP, the DRIE business operations related to the designing, manufacturing, marketing and servicing of systems and parts within the semiconductor industry has been presented in discontinued operations in our condensed consolidated financial statements.   The exit from the DRIE operation was essentially completed by the end of the fourth quarter of our 2011 fiscal year.

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

As of September 30, 2012, the Company had a $75 balance in accounts receivable.

For the three months ended September 30, 2012, Sequel accounted for one third of total revenue, and a CollabRx customer, Everyday Health, accounted for two thirds of total revenue.  For the six months ended September 30, 2012, Sequel and Everyday Health each accounted for one half of total revenue.  For the six months ended September 30, 2011, Sequel Power accounted for 100% of total revenue.   Sequel’s revenue is included in continuing operations under Revenue in the condensed consolidated statements of operations and comprehensive loss.

Note Receivable

The balance of note receivable at September 30, 2012 was $0.  The prior period note receivable balance consisted of a loan related to Tegal’s investment in CollabRx.  The Company’s investment in CollabRx was in the form of a loan that bears interest at a rate of 0.28% per year compounded annually and matured on or about November 7, 2012.  After the completion of the acquisition of CollabRx, the notes receivable was reclassed to be included as part of the purchase price, thereby extinguishing the $300 bridge loan previously extended to CollabRx.

Promissory Note

On July 12, 2012, Tegal completed the acquisition of CollabRx, pursuant to the previously announced Agreement and Plan of Merger, dated as of June 29, 2012.  As part of the purchase price, Tegal assumed $500 of existing CollabRx indebtedness through the issuance of the promissory note.  The principal of the promissory note is payable in equal installments on the third, fourth and fifth anniversaries of the date of issuance, along with the accrued but unpaid interest as of such dates.  See Note 8 CollabRx Acquistion.

Derivative Instruments

In June 2008, the Financial Accounting Standards Board (“FASB“)  ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF Issue 07-05”) (Topic 815) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133 (Topic 815), Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments are potentially indexed to an entity’s own common stock.  EITF Issue No. 07-05 (Topic 815) became effective for fiscal years beginning after December 15, 2008.  The Company adopted Topic 815 as of April 1, 2009.  As a result, warrants to purchase 285,454 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $30.00-$495.00 and expired or will expire between February 2010 and September 2013. As such, effective April 1, 2009, the Company reclassified the fair value of these warrants, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue between February 2000 and January 2006.  On April 1, 2009, the Company reclassified $346 from additional paid-in capital, as a cumulative effect adjustment, to beginning accumulated deficit, and $502 to common stock warrant liability to recognize the fair value of such warrants on such date.  As of March 31, 2011, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 2.24%; expected life of 1.1 years; an expected volatility factor of 79.1%; and a dividend yield of 0.0%.  At September 30, 2012, the fair value of the warrants was $16, which was calculated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 0.62%; expected life of 0.94 years; an expected volatility factor of 157%; and a dividend yield of 0.0%.  For the six months ended September 30, 2012 and 2011, respectively, the Company recorded non-cash gains of $3 and $14 related to these warrants.

Index

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

Any differences between the cost of our investment in an unconsolidated affiliate and our underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from a different basis in assets contributed to the joint venture. The net difference between our investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates is generally amortized over a period of ten years, which was determined to be the estimated useful life of the underlying intangibles which created the difference in carrying amount.  As a result of the impairment charge taken against our unconsolidated affiliate during fiscal 2012, the net difference at March 31, 2012 was $0.  Therefore, the amortization expense related to this difference for the period ended September 30, 2012 was $0.  The amortization expense related to this difference for both the three and six month periods ended September 30, 2012 was $0, respectively.  The amortization expense related to this difference for the three and six month periods ended September 30, 2011 was $43 and $86, respectively.

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

As a result of the impairment charge taken against our investment in our unconsolidated affiliate, the net book value of the Sequel Power investment at March 31, 2012 was $0.  As such, no impairment of investment in unconsolidated affiliate was incurred during the period ended September 30, 2012.

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

The Company’s financial instruments consist of money market funds.  At September 30, 2012, all of the Company’s current assets in financial instruments investments were classified as cash equivalents in the condensed consolidated balance sheet. The investment portfolio at September 30, 2011 was comprised primarily of money market funds.   The restricted cash balance has since been released.  The carrying amounts of the Company’s cash equivalents are valued using Level 1 inputs.  The Company also has warrant liabilities which are valued using Level 3 inputs.

	Six Months Ended
	Sept 30,
	2012	2011
Balance at the beginning of the period	$19	$26
Change in fair value recorded in earnings	(3)	(14)
Balance at the end of the period	$16	$12

Intangible Assets

Intangible assets include patents, trade names, software, non-compete agreements, customer relationships and trademarks that are amortized on a straight-line basis over periods ranging from 3 years to 10 years.  The Company performs an ongoing review of its identified intangible assets to determine if facts and circumstances exist that indicate the useful life is shorter than originally estimated or the carrying amount may not be recoverable.  If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flow associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.   As of fiscal year end 2011, all of the Company’s remaining intangible assets were included in the asset sale of the DRIE product line to SPTS, except for those that were internally developed, which have a carrying value of zero.

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

With the acquisition of CollabRx, the Company acquired software, trade names, customer relationships, non-compete agreements and goodwill.  The lives of the acquired intangible assets range from three to ten years.  The amortization expense for the three and six months ended September 30, 2012 and 2011, respectively, was $20 and $0.

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

The Company recorded disposal losses of $17 and $0 for fixed assets for the three months ended September 30, 2012 and 2011, respectively.  The Company recorded disposal losses of $17 and $51 for fixed assets for the six month periods ended September 30, 2012 and 2011, respectively.    The Company disposed of certain assets in connection with the relocation of its main offices from Petaluma, CA to San Francisco, CA.

Index

Stock-Based Compensation

We have adopted several stock plans that provide for issuance of equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards.  These equity awards generally vest ratably over a four-year period on the anniversary date of the grant, and stock options expire ten years after the grant date. Certain restricted stock awards may vest on the achievement of specific performance targets.  We also have an Employee Stock Purchase Plan (“ESPP”) that allows qualified employees to purchase Company shares at 85% of the fair market value on specified dates. The cost is expected to be recognized over a weighted - average period of 3.72 years.

Total stock-based compensation expense related to stock options and restricted stock units (“RSUs”) for the six months ended September 30, 2012 and 2011 was $312 and $80, respectively.  The total compensation expense related to non-vested stock options and RSUs not yet recognized at September 30, 2012 is $1,564. The cost is expected to be recognized over a weighted-average period of 3.72 years.

The Company utilized the following valuation assumptions to estimate the fair value of options that would have been granted for the three and six month periods s ended September 30, 2012 and 2011, respectively. The valuation assumptions are included for comparison only.

STOCK OPTIONS:	2012	2011
Expected life (years)	6.0	6.0
Volatility	157.5%	151.3%
Risk-free interest rate	0.62%	0.96%
Dividend yield	0%	0%

ESPP awards are valued using the Black-Scholes pricing model with expected volatility calculated using a six-month historical volatility.   No ESPP awards were made in the three and six month periods ended September 30, 2012.  The valuation assumptions are included for comparison only.

ESPP:	2012	2011
Expected life (years)	0.5	0.5
Volatility	94.7%	141.1%
Risk-free interest rate	0.10%	0.02%
Dividend yield	0%	0%

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

Index

During the three months ended September 30, 2012, we granted options to purchase an aggregate of 129,000 shares of common stock .

Stock Options and Warrants

A summary of the stock option and warrant activity during the six months ended September 30, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in Years)	Value
Beginning outstanding	127,833	$19.24
Granted	136,500	$3.92
Forfeited	(36,379)	4.02
Expired	(500)	$-

Ending outstanding	227,454	$12.46	6.90	$-
Ending vested and expected to vest	227,385	$12.44	6.91	$-
Ending exercisable	138,813	$17.78	5.12	$-

The aggregate intrinsic value of stock options and warrants outstanding at September 30, 2012 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of September 30, 2012.

The following table summarizes information with respect to stock options and warrants outstanding as of September 30, 2012:

						Weighted
			Weighted			Average
		Number	Average		Number	Exercise
		Outstanding	Remaining	Weighted	Exercisable	Price
		As of	Contractual	Average	As of	As of
Range of		Sept 30,	Term	Exercise	Sept 30,	Sept 30,
Exercise Prices		2012	(in years)	Price	2012	2012
$2.90	$6.00	108,830	9.68	$3.94	22,079	$4.07
6.25	11.70	54,056	5.19	11.53	52,235	11.53
17.80	28.10	49,648	3.98	21.73	49,623	21.73
34.20	61.80	14,006	2.67	43.95	13,998	43.95
61.94	151.94	854	1.92	89.52	832	89.52
152.21	285.00	58	0.94	174.00	46	174.00
286.72	300.27	2	0.00	-	-	-
$2.90	$300.27	227,454	6.90	$12.44	138,813	$17.78

As of September 30, 2012, there was $430 of total unrecognized compensation cost related to outstanding options and warrants which the Company expects to recognize over a period of 6.9 years.

Index

Restricted Stock Units

The following table summarizes the Company’s unvested RSU activity for the six months ended September 30, 2012:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value
Balance March 31, 2012	236,541	$2.37
Granted	278,417	$3.86
Forfeited	(64,285)	$2.07
Vested	(61,189)	$2.63
Balance, Sept. 30, 2012	389,484	$3.29

Unvested restricted stock at September 30, 2012

As of September 30, 2012, there was $1,134 of total unrecognized compensation cost related to outstanding RSUs, which the Company expects to recognize over a period of 3.29 years.

2.	Earnings Per Share (EPS):

Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period.

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

(Loss) from continuing operations	$(1,281)	$(717)	$(1,959)	$(1,709)

(Loss) income from discontinued operations, net of taxes	(3)	241	(4)	239

Net (loss) applicable to common stockholders	$(1,284)	$(476)	$(1,963)	$(1,470)
Basic and diluted:
Weighted-average common shares outstanding	1,884	1,689	1,738	1,689

Net (loss) per share:
Basic and diluted	$(0.68)	$(0.28)	$(1.13)	$(0.87)

Outstanding options, RSUs and ESPP’s of 616,896 and 442,177 shares of common stock at a weighted-average exercise price per share of $6.76 and $8.77 on September 30, 2012 and 2011, respectively, were not included in the computation of diluted net (loss) income per common share for the six month periods presented as a result of their anti-dilutive effect.  Also, 8,348 liability warrants with an average exercise price of $30.00 and 8,974 liability warrants with an average exercise price of $39.22 were not included in the computation of diluted net loss per common share.  Such securities could potentially dilute earnings per share in future periods.

Index

3.	Financial Instruments:

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes receivable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. Prior to February 9, 2010, the Company sold products in various global markets. As a result, the Company was exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses) included in other income (expense), were $0 and $29 for the six months ended September 30, 2012 and 2011, respectively.  On September 30, 2012, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.  On September 30, 2012, the Company had 8,348 liability warrants outstanding with an exercise price of $30.00 expiring between June 2013 and September 2013.  The Company recorded a non-cash gain related to the warrants of $2 in the quarter ended September 30, 2012.  On September 30, 2011, the Company had 41,741 warrants outstanding with an exercise price of $30.00 expiring between June 2013 and September 2013.  The Company recorded a non-cash gain of $3 and $14 in the six months ended September 30, 2012 and 2011, respectively, related to these warrants.

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

The balance in the note receivable at September 30, 2012 was $0.  The prior period note receivable balance consisted of a loan related to Tegal’s investment in CollabRx.  After the completion of the acquisition of CollabRx, the note receivable was reclassed to be included as part of the purchase price, thereby extinguishing the $300 bridge loan previously extended to CollabRx.  Also as part of the purchase price, the Company assumed $500 of existing CollabRx indebtedness through the issuance of the promissory notes.  The principal of the promissory notes is payable in equal installments on the third, fourth and fifth anniversaries of the date of issuance, along with the accrued but unpaid interest as of such dates.  See Note 8 CollabRx Acquistion.

4.	Semiconductor and MEMS Capital Equipment related Asset Sales:

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

The SPTS Transaction

On February 9, 2011, the Company and SPTS, a company incorporated and registered in England and Wales, entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company sold to SPTS all of the shares of Tegal France, SAS, the Company’s wholly-owned subsidiary and product lines and certain equipment, intellectual property and other assets relating to the Company’s DRIE systems and certain related technology.    SPTS also assumed existing customer contracts, including all installation and warranty obligations of existing customers, and other liabilities arising after the closing of the transaction (the “Assumed Liabilities”).

Index

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

The assets and liabilities of discontinued operations are presented separately under the captions “Other assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at September 30, 2012 and March 31, 2012 and consist of the following:

	Sept 30,	March 31,
	2012	2012

Assets of Discontinued Operations:
Accounts and other receivables, net of allowances for sales returns and doubtful accounts of $0 at Sept. 30, 2012 and March 31, 2012, respectively	$-	$410
Prepaid expenses and other current assets	11	8
Total assets of discontinued operations	$11	$418

Liabilities of Discontinued Operations:
Accrued expenses and other current liabilities	$155	$246
Total liabilities of discontinued operations	$155	$246

On May 7, 2012, the Company received a VAT refund related to discontinued operations in its former French subsidiary in the amount of 312 euros.  As of March 31, 2012, this amount was recognized in other assets of discontinued operations.  The settlement of this outstanding amount due is classified as a reduction of assets of discontinued operations.  The related foreign exchange gain or loss was classified as a gain or loss on the sale of discontinued operations in the first quarter of the current fiscal year.

In the six months ended September 30, 2011, the Company recognized deferred revenue of $130, offset by related commission expense, as well as revenue of $89 from the finalization of the sale of the DRIE assets which occurred in the fourth quarter of fiscal 2011.  In the same period, the Company received $300 from OEM as one of the installment payments related to the sale of legacy assets, and recognized $29 in foreign currency transactions.  These amounts were recognized in discontinued operations.

In the six months ended September 30, 2012, the Company recognized a loss $4 in discontinued operations as a result of the reclassification of any outstanding operating expenses related to the manufacture, design, marketing and servicing of the DRIE operations including foreign exchange adjustments and income tax expense (benefit).

5.	Geographical and Segment Information:

As of September 30, 2012, the Company’s source of revenue was from the project activities of Sequel Power and its commercialization of assets through the acquisition of CollabRx.  The Company’s chief operating decision-maker has been identified as the President and Co-Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

Index

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment and are attributed to the geographic location in which they are located.  For all periods presented, net sales by geographic region were all in the United States.

Revenues for the three and six months ended September 30, 2012 and 2011, respectively, are all part of continuing operations.

	Revenue for the		Revenue for the
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Segment Revenue:
Genomics based technology information	$50	$-	$50	$-
Solar power management services	25	19	50	38
Total sales	$75	$19	$100	$38

CollabRx, will form the core of our business and operations going forward.  Although we will continue to have an active role in the management of Sequel Power, we do not anticipate making any additional investments in Sequel Power or any other solar-related businesses.

Additionally, all long-lived assets are located in the United States and are included in continuing operations.  There are no long-lived assets in discontinued operations.

6.	Recent Accounting Pronouncements:

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

Index

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies how entities test indefinite-lived intangible assets, other than goodwill, for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial statements.

In October 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements ("ASU 2012-04"), which makes certain technical corrections and “conforming fair value amendments” to the FASB Accounting Standards Codification. The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics. These provisions of the amendment are effective upon issuance, except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012. The provisions of ASU 2012-04 are not expected to have a material impact on our consolidated financial statements.

7.	Investments:

The NanoVibronix Transaction

On November 22, 2011, the Company completed a $300 strategic investment in the form of a convertible promissory note from NanoVibronix, Inc., a private company that develops medical devices and products that implement its proprietary therapeutic ultrasound technology.  NanoVibronix is focused on creating products utilizing its proprietary low-intensity surface acoustic wave (“SAW”) technology. The company's unique, patented approach enables the transmission of low-frequency, low-intensity ultrasound waves through a variety of soft, flexible materials, including skin and tissue, enabling low-cost, breakthrough devices targeted at large, high-growth markets.  A copy of the Company’s press release was filed as an exhibit to the Company’s Form 8-K filed on November 29, 2011 and is incorporated herein by reference.

The Company’s investment in NanoVibronix is in the form of a convertible promissory note that bears interest at a rate of 10% per year compounded annually and matures on November 15, 2014.  Principal and accrued interest under the note automatically convert into shares of Series B-1 Participating Convertible Preferred Stock of NanoVibronix upon the earlier to occur of (i) a $3,000 (or larger) equity financing by NanoVibronix or (ii) a sale of NanoVibronix.  In addition, the Company may convert principal and accrued interest under the note into shares of NanoVibronix Series B-1 Participating Convertible Preferred Stock at its election at any time.  In either case, the conversion price is $0.284 per share.

The Sequel Power Transaction

On January 14, 2011,  the Company, se2quel Partners LLC, a California limited liability company, and Sequel Power LLC, a newly formed Delaware limited liability company (“Sequel Power”), entered into a Formation and Contribution Agreement.  Sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.  se2quel Partners is owned by Ferdinand Seemann, who previously served as an independent member of the Company’s Board of Directors.  Pursuant to the Formation and Contribution Agreement, we contributed $2,000 in cash to Sequel Power in exchange for an approximate 25% economic interest in Sequel Power.  In addition, we issued warrants (“Warrants”) to se2quel Partners and se2quel Management GmbH, a German limited liability company, to purchase an aggregate of 185,777 shares of the Company’s common stock at an exercise price of $3.15 per share.  The Warrants are exercisable for a period of four years.  Subsequently, warrants to purchase  48,311 shares were transferred to the Company in consideration of a management fee due to the Company, such that there are currently outstanding warrants to purchase an aggregate of 137,466 shares.

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

Index

8.	CollabRx Acquisition:

On July 12, 2012, we completed the acquisition of CollabRx, pursuant to the previously announced Merger Agreement, dated as of June 29, 2012.  As a result of the merger, CollabRx became a wholly-owned subsidiary of the Company.  In consideration for 100% of the stock of CollabRx, we agreed to issue an aggregate of 236,433 shares of common stock, representing 14% of the Company’s total shares outstanding prior to the closing, to former CollabRx stockholders.  As of July 12, 2012, these shares had a fair value of $932.  We also assumed $500 of existing CollabRx indebtedness through the issuance of the promissory notes.  The principal of the promissory notes is payable in equal installments on the third, fourth and fifth anniversaries of the date of issuance, along with the accrued but unpaid interest as of such dates.  Also the prior period note receivable balance consisted of an outstanding loan related to the Company’s investment in CollabRx in the first quarter of the current fiscal year.  The Company’s additional investment in CollabRx was in the form of a promissory note that bears interest at a rate of 0.28% per year compounded annually and matured on or about November 7, 2012.  After the completion of the acquisition of CollabRx, the loan was reclassed to be included as part of the purchase price, thereby extinguishing the $300 bridge loan previously extended to CollabRx.  The Company did not include any cash for the acquisition.

In addition, Tegal granted a total of 368,417 RSUs and options as “inducement grants” to newly hired management and employees, all subject to four-year vesting and other restrictions.  After the completion of the acquisition of CollabRx, the prior balance of a note receivable due from CollabRx was reclassed to be included as part of the purchase price.

On July 12, 2012, in connection with the acquisition of CollabRx, pursuant to the Merger Agreement, dated June 29, 2012, we entered into an Agreement Not to Compete with Jay M. Tenenbaum (the “Noncompete”), pursuant to which Mr. Tenenbaum agreed to refrain from competing with the Company on the terms set forth therein for a period of three years commencing on July 12, 2012.

Also on July 12, 2012, we entered into a Stockholders Agreement (the “Stockholders Agreement”) with the former stockholders of CollabRx.  Pursuant to the Stockholders Agreement, (i) the Company has agreed to provide certain registration rights to the stockholders, and (ii) the stockholders have agreed to certain transfer restrictions and voting provisions for a period of two years.

In connection with the Merger Agreement and the Employment Agreement dated as of June 29, 2012 by and among the Company and James Karis, on July 12, 2012, Mr. Karis, the former Chief Executive Officer of CollabRx, was appointed the Co-Chief Executive Officer and a director of the Company.

In addition, pursuant to the Indemnity Agreement dated as of July 12, 2012 by and between the Company and James Karis (the “Indemnity Agreement”), Mr. Karis has been granted customary indemnification rights in connection with his position as an officer and director of the Company.

Additional information is set forth in the Company’s 8-K report filed on July 18, 2012, and is incorporated herein in its entirety by reference.

Index

The purchase price for the CollabRx acquisition was allocated as follows:

PURCHASE PRICE ALLOCATION FOR ACQUISITION OF COLLABRX

Assets acquired:
Developed Technology	$720
Customer Relationships	433
Trade Name	346
Non Compete Agreement	151
Cash	476
AP and Accrueds	(333)
Deferred Tax Liability	(664)
Goodwill	603
Total Acquired Assets, net	$1,732

Purchase Price summary:
Common Stock Consideration	$932
Promissory Note	500
Loan/Note Payable Assumed	300
$1,732

CollabRx offers cloud-based expert systems that provide clinically relevant interpretive knowledge to institutions, physicians, researchers and patients for genomics-based medicine in cancer and other diseases to inform health care decision making.  With access to approximately 50 clinical and scientific advisors at leading academic institutions and a suite of tools and processes that combine artificial intelligence-based analytics with proprietary interpretive content, CollabRx is well positioned to participate in the $300 billion value-added “big data” opportunity in the US health care market (as reported by McKinsey Global Institute), over half of which specifically targets areas in cancer and cancer genomics.   The Company is reviewing its options regarding the tax treatment of this acquisition.  Depending on the outcome of that review, a tax related adjustment may be required in a future period.

9.	Subsequent Events:

On October 3, we announced a multi-year partnership agreement with Life Technologies Corporation for development and commercialization of CollabRx technology and content resources to be used in conjunction with Life Technologies’ global cancer diagnostics development and its laboratory developed test services business. The agreement represents a major step forward by our Company in providing laboratories and next-generation sequencing companies with meaningful insights into cancer.

Life Technologies will use our proprietary content and technology to pair the results of broad molecular profiling panels developed by Life Technologies with associated clinically relevant and dynamically updated knowledge on clinical trials, drugs, biologics and other information relevant for cancer treatment planning. This knowledge is supported by CollabRx’s large and growing network of over 50 leading clinical practitioners in the United States. While we and our advisors do not provide specific treatment recommendations, this clinically relevant knowledge is a key part of the “context engine” for informing healthcare decision-making.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Amounts in thousands)

Special Note Regarding Forward Looking Statements

Information contained or incorporated by reference in this report contains forward-looking statements.  These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will”, “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology which constitutes projected financial information.  These forward-looking statements are subject to risks, uncertainties and assumptions about the Company including, but not limited to, industry conditions, economic conditions and acceptance of new technologies.  For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A.—Risk Factors“ and the “Liquidity and Capital Resources“ section set forth in this section and such other risks and uncertainties as set forth below in this report or detailed in our other SEC reports and filings. We assume no obligation to update forward-looking statements.

Index

During fiscal years 2010 through 2012, we were engaged in the sale of product-line assets and intellectual property that we had either previously acquired or internally developed during the previous decade or more in the semiconductor and MEMS capital equipment industries.  This effort followed extensive consideration by the Company’s Board of Directors of our strategic options in light of the global financial crisis, rapidly declining sales and our relatively weak competitive position in those industries.  Following the decision to sell assets or discontinue development programs associated with each of the major product lines, we classified those operations as “discontinued” and sought appropriate buyers.  The first such sale of assets occurred on March 19, 2010, in which we sold our 6500 series and 900 series legacy etch products to OEM Group, Inc.  At the end of Fiscal 2010, we discontinued our development efforts in our Nano Layer Deposition (“NLD”) and Compact platform projects in an effort to reduce expenses and conserve capital.  On February 9, 2011, we sold our Deep Reactive Ion Etch (“DRIE”) product lines and technology, which we had acquired in 2008 from Alcatel Micro Machining Systems (“AMMS”), to SPP Process Technology Systems Limited (“SPTS”).  This sale included all of the shares of Tegal France, SAS, the Company’s wholly-owned subsidiary.  On December 23, 2011, we sold a portfolio of 35 US and international patents in the areas of pulsed-chemical vapor deposition (“CVD”), plasma-enhanced atomic layer deposition (“ALD”), and nano layer deposition (“NLD”) to multiple IC and semiconductor equipment manufacturers, and we continue at the present time a marketing effort to sell additional related patents in our portfolio.

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

On June 29, 2012, we signed a definitive agreement to acquire CollabRx, Inc. ("CollabRx"), a privately held technology company in the rapidly growing market of interpretive content and data analytics for genomics-based medicine.  The closing of our acquisition of CollabRx occurred on July 12, 2012.  In connection with that transaction, we agreed to issue an aggregate of 236,433 shares of common stock, representing 14% of our total shares outstanding prior to the closing, to former CollabRx stockholders in exchange for 100% of the capital stock of CollabRx, Inc. The Company and certain former CollabRx stockholders entered into a Stockholders Agreement providing for, among other things, registration rights, transfer restrictions and voting and standstill agreements.  We also assumed $500 of existing CollabRx indebtedness through the issuance of 5-year promissory notes in substitution for outstanding notes previously issued by CollabRx.  In addition, we granted a total of 368,417 RSUs and options as “inducement grants” to newly hired management and employees, all subject to four-year vesting and other restrictions.  At the closing, we appointed James M. Karis, former CEO of CollabRx to fill a vacancy on our Board of Directors and elected him Co-CEO. After the completion of the acquisition of CollabRx, the prior balance of a note receivable due from CollabRx was reclassed to be included as part of the purchase price.

Index

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

We intend that our most recent acquisition of CollabRx, Inc. will form the core of our operations going forward.  Although we will continue to have an active role in the management of Sequel Power, we do not anticipate making any additional investments in that or any other solar-related businesses.  On September 25, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation to change its name to “CollabRx, Inc.” The Company’s stockholders approved the Certificate of Amendment at the Company’s Annual Meeting of Stockholders. The Certificate of Amendment is filed as Exhibit 3.1 to the Form 8-K filed on September 25, 2012.  In connection with the Name Change, the Company’s common stock, which previously traded under the ticker symbol “TGAL” on the Nasdaq Capital Market, began trading under the new ticker symbol “CLRX” on September 27, 2012.  Outstanding stock certificates representing shares of common stock of the Company will continue to be valid and need not be exchanged in connection with the Name Change.

We cannot assure you that we will be successful in pursuing our new strategic initiative in CollabRx.  If our efforts do not succeed, we may need to raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.  It is not possible to predict when our business and results of operations will improve.  In consideration of these circumstances, the Company may be forced to consider a merger with or into another company or the liquidation or dissolution of the Company, including through a bankruptcy proceeding.  We cannot assure you that we will be successful in pursuing this or any other strategic alternatives.  If we were to liquidate or dissolve the Company through or outside of a bankruptcy proceeding, you could lose all of your investment in the Company’s common stock.

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

Critical Accounting Policies and Estimates

We prepare the condensed consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States which requires management to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying condensed consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes.  Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgment or estimates include but are not limited to revenue recognition, accounting for stock-based compensation, accounts for receivables and allowance for doubtful accounts, impairment of long-lived assets and warranty obligations.  Actual results may differ from these estimates under different assumptions or conditions.  Critical accounting policies are defined as those that are required for management to make estimates, judgments and assumptions giving due consideration to materiality, in certain circumstances that affect amounts reported in the condensed, consolidated financial statements, and potentially result in materially different results under different conditions and assumptions.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates.  During the three and six months ended September 30, 2012, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2012 Annual Report on Form 10-K.

Index

Pension Obligations

Prior to fiscal year 2011, the Company began the process of closing and/or liquidating all of our wholly-owned subsidiary companies, not already sold, including our German subsidiary.  The subsidiaries are now included in discontinued operations.  The Company has recognized an ongoing liability for pensions related to the German subsidiary.  However, in fiscal year 2011, the Company recognized an additional liability for the independent third-party administration of the pension program.   The total pension liability in the prior period was $700.  The total pension liability for the period ended September 30, 2012 was $0.  The pension liability was settled on October 6, 2011.  The settlement of the pension obligation was classified as a reduction of liabilities of discontinued operations.  The related foreign exchange gain of $23 was classified as a gain or loss on the sale of discontinued operations in the third quarter of the prior fiscal year.  The Company has no future pension obligations.

Results of Operations

The following table sets forth certain financial items for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$75	$19	$100	$38
Cost of revenue	20	--	20	--
Gross profit	55	19	80	38
Operating expenses:
Engineering	328	--	328	--
Sales and marketing expenses	49	--	49	--
General and administrative expenses	970	568	1,682	1,441
Total operating expenses	1,347	568	2,059	1,441
Operating loss	(1,292)	(549)	(1,979)	(1,403)
Equity in (loss) of unconsolidated affiliate	--	(170)	--	(320)
Other income (expense), net	11	2	20	14
Loss before income tax expense (benefit)	(1,281)	(717)	(1,959)	(1,709)
Income tax expense (benefit)	--	--	--	--
Loss from continuing operations	(1,281)	(717)	(1,959)	(1,709)
(Loss) income from discontinued operations, net of taxes	(3)	241	(4)	239
Net loss and comprehensive loss	$(1,284)	$(476)	$(1,963)	$(1,470)

Net loss per share:
Basic and diluted	$(0.68)	$(0.28)	$(1.13)	$(0.87)

Weighted-average shares used in per share computation:
Basic and diluted	1,884	1,689	1,738	1,689

Revenue

Prior to the acquisition of CollabRx, the Company’s sole source of revenue for the three and six months ended September 30, 2011 was from management activities related to Sequel Power.  Sequel Power is a related party.  Revenue for the three and six months ended September 30, 2012 increased by $56 and $62 from revenue for the three and six months ended September 30, 2011, respectively.    The increase is related to our acquisition of CollabRx.

As a percentage of total revenue for the three and six months ended September 30, 2012 and 2011, respectively, international sales were 0%.  The Company’s historical operations had revenues in international markets.  With the acquisition of CollabRx and if the continued solar project activities of Sequel Power are successful, we expect that international sales will once again account for a significant portion of any future revenue.

Index

All DRIE related revenues and expenses are captured in Discontinued Operations in our statement of operations and comprehensive loss.

Gross Profit

Gross profit for the three and six months ended September 30, 2012 increased $36 and $42, respectively, from our gross profit of $19 and $38 for the three and six months ended September 30, 2011.

Our gross margin for the three and six months ended September 30, 2012 were 72.9% and 79.6%, respectively.   Our gross margin for the three and six months ended September 30, 2011, respectively, was 100%, as all revenues were management services revenues and no costs were incurred to record this revenue.

At the present time our core operations consist primarily in the commercial application of the CollabRx technology and content.  We offer cloud-based expert systems that provide clinically relevant interpretive knowledge to institutions, physicians, researchers and patients for genomics-based medicine in cancer and other diseases to inform health care decision-making.  While we and our advisors do not provide specific treatment recommendations, this clinically relevant knowledge is a key part of the “context engine” for informing healthcare decision-making.

We will continue to be involved in supporting the activities of Sequel Power through our direct management efforts.

Engineering

With the acquisition of CollabRx, Engineering expenses consist primarily of salaries.  Prior to the sale of the DRIE related assets, engineering expenses consisted primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts.  The spending increase of $336 for the three and six months ended September 30, 2012, compared to the same period in 2011, resulted from the CollabRx acquisition.  The Company had no expenses associated with engineering for the three and six months ended September 30, 2011 due to the exit from our core historical DRIE operations.

Sales and Marketing

With the acquisition of CollabRx, sales and marketing expenses consist primarily of salaries.  Prior to the sale of the DRIE related assets, sales and marketing expenses consisted primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. The spending increase of $64 for the three and six months ended September 30, 2012, compared to the same period in 2011, resulted from the CollabRx acquisition.  The Company had no expenses associated with sales and marketing for the three and six months ended September 30, 2011 due to the exit from our core historical DRIE operations.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities.  The increase of continuing general and administrative expenses of $402 and $241 for the three and six month periods ended September 30, 2012 as compared to the same period in 2011 was due primarily to stock related compensation associated with the issuance of inducement grants and employee bonuses for key employees.  Expenses for accounting and travel were down for the same periods.  The decreases in these expenses were offset by increases in legal, consulting, outside services and stock related compensation expenses.

Equity in Loss of Unconsolidated Affiliate

The Company recorded a loss in earnings of the unconsolidated affiliate of $0 and no amortization expenses related to the difference between the net book value of Sequel’s assets and the cost of the investment for the three and six months ended September 30, 2012.  The Company recorded a loss in earnings of the unconsolidated affiliate of $127 and $43 of amortization expenses related to the difference between the net book value of Sequel’s assets and the cost of the investment for the three months ended September 30, 2011.  The Company recorded a loss in earnings of the unconsolidated affiliate of $234 and $86 of amortization expenses related to the difference between the net book value of Sequel’s assets and the cost of the investment for the six months ended September 30, 2011.  Currently, the net book value of the Sequel Power investment is zero.

Index

Other Income (Expense), net

Other income (expense), net consists of the change in fair value of the common stock warrant liability and interest earned on our NanoVibronix investment.

Income Taxes

During the three and six months ended September 30, 2012 and 2011, respectively, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

As of March 31, 2012, the Company had net operating loss carryforwards of approximately $98.7 million and $47.5 million for federal and state tax purposes, respectively.  The federal net operating loss carryforward will begin to expire in the year ended March 31, 2020 and the state of California will start to expire in the year ended March 31, 2013.  At March 31, 2012, the Company also had research and experimentation credit carryforwards of $1.3 million and $0.8 million for federal and state income tax purposes, respectively.  A portion of the federal credit began to expire in the year ended March 31, 2012 and the state of California will never expire under current law.   Net operating loss carryforwards and R&D credits can only offset 90% of taxable income.

Discontinued Operations

Discontinued operations consists of interest income from accounts related to discontinued operations, other income, gains and losses on the disposal of fixed assets of discontinued operations, gains and losses on foreign exchange and interest income on money market accounts, as well as the reclassification of net expenses associated with our exit from our historical core operations.  For the three and six months ended September 30, 2012 compared to the three months ended September 30, 2011, loss from discontinued operations, net decreased by $1. For the six months ended September 30, 2012, gain from discontinued operations increased by $2. In the period just ended, discontinued operations included research and development (“R&D”) expense and foreign exchange loss, offset by a VAT write off of $59.

Prior to the sale of the DRIE related assets, R&D expenses consisted primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts for our DRIE product line. As a result of the sale of the Company’s historical DRIE related assets, and in accordance with generally accepted accounting principles, the DRIE business operation, including related and continuing R&D expenses, have all been reclassified to discontinued operations.  At the time of the DRIE sale, all the Company’s R&D expenses were related to the DRIE operations.  Currently the Company’s R&D expenses are related to the NLD product line, the assets of which are held for sale to third parties.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating lease obligations	$603	$108	$243	$252	$-
Total contractual cash obligations	$603	$108	$243	$252	$-

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to discontinued operations, net of sublease income, was $0 for the six months ended September 30, 2012.  Rent expense for operating leases related to continuing operations, net of sublease income, was $15 for each of the three month periods ended September 30, 2012 and 2011, respectively.  Rent expense for operating leases related to continuing operations, net of sublease income, was $25 and $30 for each of the six month periods ended September 30, 2012 and 2011, respectively.

As of September 1, 2012, we maintain our headquarters, encompassing our executive office and storage areas in San Francisco, California.   We have a primary lease for office space, consisting of 2,614 square feet, which expires August 31, 2017.  Prior to moving to San Francisco, we were located in Petaluma, California.  We had a primary lease for office space, consisting of 2,187 square feet, which expired  August 31, 2012.  We rent storage/workspace areas on a monthly basis.  We own all of the equipment used in our facilities.  Such equipment consists primarily of computer related assets.

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

Liquidity and Capital Resources

For the six months ended September 30, 2012, and the fiscal year ended March 31, 2012, we financed our operations from existing cash on hand.  Net cash used in operating activities during the six months ended September 30, 2012, was $1,708.  The primary significant changes in our cash flow statement for the six months ended September 30, 2012 were due to our acquisition of CollabRx, a net loss of $1,963, partially offset by a VAT refund related to the discontinued operations in our former French subsidiary in the amount of 312 euros.  Net cash used in operating activities during the six months ended September 30, 2011 was $1,644, due primarily to the net loss from continuing operations of $1,709, the decreases in the net value of current assets and liabilities of discontinued operations and other assets related to our Sequel Power investment, offset by the decrease in accounts payable.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. We incurred a net loss of $1,963 and $1,470 for the six months ended September 30, 2012 and 2011, respectively.  We used cash flows from operations of $1,708 and $1,644 for the six months ended September 30, 2012 and 2011, respectively.  Although we believe that our existing cash balances will be adequate to fund operations through fiscal year 2013, we cannot assure you that we will be successful in pursuing any of the strategic alternatives indicated in Note 1 - Basis of Presentation on page 7.  CollabRx, Inc. will form the core of our business and operations going forward.  Although we will continue to have an active role in the management of Sequel Power, we do not anticipate making any additional investments in that or any other solar-related businesses.  We cannot assure you that we will be successful in pursuing our new strategic initiative in CollabRx.  It is not possible to predict when our business and results of operations will improve.  In consideration of these circumstances, the Company may be forced to consider a merger with or into another company or the liquidation or dissolution of the company, including through a bankruptcy proceeding.  We cannot assure you that we will be successful in pursuing any of these strategic alternatives.  If we were to liquidate or dissolve the company through or outside of a bankruptcy proceeding, you could lose all of your investment in the Company’s common stock.

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

Foreign Currency Exchange Risk

As September 30, 2012 and March 31, 2012, respectively, all of the Company’s investments were classified as cash equivalents in the consolidated balance sheet.  The investment portfolio for each of these periods was comprised of money market funds.  With the sale of the DRIE related assets and the closure of our French subsidiary, our exposure to foreign currency fluctuations has been mostly eliminated.  For the period ended September 30, 2012, fluctuations of the U.S. dollar in relation to the Euro were immaterial to our financial statements.  In the prior fiscal year, these fluctuations primarily affected the balance of the pension obligation in Germany, which was settled in the third quarter of fiscal year 2012.

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

Periodically, the Company would enter into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs were denominated in U.S. dollars and the related revenue was generated in Euros.  As of September 30, 2012, there were no outstanding foreign exchange contracts.

Index

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

The Company’s financial instruments consist primarily of money market funds.  At September 30, 2012, all of the Company’s current assets in financial instruments investments were classified as cash equivalents in the condensed consolidated balance sheet. The investment portfolio at September 30, 2012 was comprised of money market funds.   The carrying amounts of the Company’s cash equivalents are valued using Level 1 inputs.    The Company also has warrant liabilities which are valued using Level 3 inputs.

	Six Months Ended
	Sept 30,
	2012	2011
Balance at the beginning of the period	$18	$26
Change in fair value recorded in earnings	(2)	(12)
Balance at the end of the period	$16	$14

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

Index

Evaluation of Disclosure Controls and Procedures

As of the period covered by this quarterly report, management performed, with the participation of our Co-Chief Executive Officers and Acting Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation, our Co-Chief Executive Officers and Acting Chief Financial Officer concluded that as of September 30, 2012, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business.  We believe there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our Company.

Item 1A.	Risk Factors

We wish to caution you that there are risks and uncertainties that could affect our business. A description of the risk factors associated with our business that you should consider when evaluating our business is included under “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the year ended March 31, 2011.  In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors should be considered carefully when evaluating the Company or our business.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The risks described below are those which we believe are the material risks we face. Any of the risk factors described below or additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

Our future growth is dependent on the successful development and introduction of new products and enhancements. There can be no assurance that we will be successful in developing and marketing, on a timely basis, new products or product enhancements, or that our new products will adequately address the changing needs of the health care marketplace.

A significant portion of our operating expense is relatively fixed and planned expenditures are based in part on expectations regarding future revenues. As a result, we are generally unable to mitigate the negative impact on margins in the short term.  Accordingly, unexpected revenue shortfalls may significantly decrease our operating results from quarter to quarter. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

Index

We have a history of losses, expect to incur substantial further losses and may not achieve or maintain profitability in the future, which in turn could further materially decrease the price of our common stock.

We had net losses of ($1,963), ($1,429) and ($3,130) for the six months ended September 30, 2012 and the fiscal years ended March 31, 2012 and 2011, respectively. We used cash flows from operations of ($1,708), ($3,108) and ($74) in these respective periods.  We expect to continue to sustain losses for the foreseeable future, which may decrease the price of our common stock.

Although we believe that our existing cash balances will be adequate to fund operations through fiscal year 2013, we cannot assure you that we will be successful in pursuing any of the strategic alternatives described in the Company’s Annual Report on Form 10-K.  We intend that our most recent acquisition of CollabRx, Inc. will form the core of our operations going forward.  Although we will continue to have an active role in the management of Sequel Power, we do not anticipate making any additional investments in that or any other solar-related businesses

If our efforts do not succeed, we may need to raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.  In consideration of these circumstances, the Company may be forced to consider a merger with or into another company or the liquidation or dissolution of the company, including through a bankruptcy proceeding.

Our quarterly operating results may continue to fluctuate.

Our revenue and operating results have fluctuated and are likely to continue to fluctuate significantly from quarter to quarter, and we cannot assure you that we will achieve profitability in the future.

Factors that could affect our quarterly operating results include:

•	operating results of CollabRx and Sequel Power;

•	operating results of any companies that we may acquire in the future;

•	fluctuations in demand for our products, and the timing of agreements with strategic partners in the health care marketplace;

•	the timing of new products and product enhancements;

•	changes in the growth rate of the health care marketplace;

•	our ability to control costs, including operations expenses;

•	our ability to develop, induce and gain market acceptance for new products and product enhancements;

•	changes in the competitive environment, including the entry of new competitors and related discounting of products;

•	adverse changes in the level of economic activity in the United States or other major economies in which we do business;

•	renewal rates and our ability to up-sell additional products;

•	the timing of customer acquisitions;

•	the timing of revenue recognition for our sales; and

•	future accounting pronouncements or changes in our accounting policies.

Our future success depends on our ability to retain our key personnel and to successfully integrate them into our management team.

We are dependent on the services of our executive officers, our technical experts and other members of our senior management team, particularly Thomas Mika and James Karis, our co-Chief Executive Officers. The loss of one or more of these key officers or any other member of our senior management team could have a material adverse effect on us. We may not be able to retain or replace these key personnel, and we may not have adequate succession plans in place. Several of our current key personnel including our executive officers are subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit the employees to terminate their employment with us upon little or no notice and the enforceability of the non-competition provisions is uncertain.

Index

If we are unable to hire, retain and motivate qualified personnel, our business would suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, particularly in software and biotechnology, may seriously harm our business, financial condition and operating results. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area. We intend to issue stock options as a key component of our overall compensation and employee attraction and retention efforts. In addition, we are required under U.S. generally accepted accounting principles, or GAAP, to recognize compensation expense in our operating results for employee stock-based compensation under our equity grant programs, which may negatively impact our operating results and may increase the pressure to limit share-based compensation. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

The personalized healthcare market is rapidly evolving and difficult to predict. If the personalized healthcare market does not evolve as we anticipate or if healthcare market participants to not perceive value in our products, our sales will not grow as quickly as anticipated and our stock price could decline.

We are in a new, rapidly evolving category within the healthcare industry that focuses on using information technology to inform personalized cancer treatment planning. As such, it is difficult to predict important market trends, including how large the personalized healthcare market will be or when and what products customers will adopt. If the market does not evolve in the way we anticipate, if organizations do not recognize the benefit that our products offer, or if we are unable to sell our products to customers, then our revenue may not grow as expected or may decline, and our stock price could decline.

New or existing technologies that are perceived to address personalized cancer treatment planning in different ways could gain wide adoption and supplant our products, thereby weakening our sales and our financial results.

The introduction of products and services embodying new technologies could render our existing products obsolete or less attractive to customers. Other technologies exist or could be developed in the future, and our business could be materially negatively affected if such technologies are widely adopted. We may not be able to successfully anticipate or adapt to changing technology or customer requirements on a timely basis, or at all. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our products even in light of new technologies, our business, operating results and financial condition could be materially and adversely affected.

We are dependent on a family of products that informs genomic-based medicine.

Our current product offering is limited to a family of products that informs genomic-based medicine using a unique approach of experts and expert systems.  We expect to derive a substantial portion of our revenue from this approach and the family of products based on this approach for the foreseeable future. A decline in the price of these products, whether due to competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results. We expect that this concentration of revenue from a single product family comprised of a limited number of products will continue for the foreseeable future. As a result, our future growth and financial performance will depend heavily on our ability to develop and sell enhanced versions of our products. If we fail to deliver product enhancements, new releases or new products that customers want, it will be more difficult for us to succeed.

If we are unable to introduce new products successfully and to make enhancements to existing products, our growth rates would likely decline and our business, operating results and competitive position could suffer.

Our continued success depends on our ability to identify and develop new products and to enhance and improve our existing products, and the acceptance of those products by our existing and target customers. Our growth would likely be adversely affected if:

Index

•	we fail to introduce these new products or enhancements;

•	we fail to successfully manage the transition to new products from the products they are replacing;

•	we do not invest our development efforts in appropriate products or enhancements for markets in which we now compete and expect to compete;

•	we fail to predict the demand for new products following their introduction to market; or

•	these new products or enhancements do not attain market acceptance.

Any or all of the above problems could materially harm our business and operating results.

If we are unable to increase market awareness of our company and our products, our revenue may not continue to grow, or may decline.

The personalized healthcare market is nascent, and we have not yet established broad market awareness of our products and services. Market awareness of our value proposition and products will be essential to our continued growth and our success, particularly for the advanced stage treatment segment of the personalized cancer treatment market. If our marketing efforts are unsuccessful in creating market awareness of our company and our products, then our business, financial condition and operating results will be adversely affected, and we will not be able to achieve sustained growth.

We compete in highly competitive markets, and competitive pressures from existing and new companies may adversely impact our business and operating results.

The markets in which we compete are highly competitive. We expect competition to intensify in the future as existing competitors bundle new and more competitive offerings with their existing products and services, and as new market entrants introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results and financial condition. If we do not keep pace with product and technology advances and otherwise keep our product offerings competitive, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.

We compete either directly or indirectly with other medical database solution companies.   We do not believe that any of our principal competitors can offer the same scalable interactive expert solutions as CollabRx.  The principal competitive factors in our markets include, key strategic customer relationships, expert technical personnel, marketplace acceptance of our product, among others.

Many of our current and potential competitors are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution and other resources and greater name recognition. We could also face competition from new market entrants, including our joint-development partners or other current technology partners. In addition, many of our existing and potential competitors enjoy substantial competitive advantages, such as:

•	longer operating histories;

•	the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;

•	broader distribution and established relationships with partners;

•	access to larger customer bases;

•	greater customer support;

•	greater resources to make acquisitions;

•	larger intellectual property portfolios; and

•	the ability to bundle competitive offerings with other products and services.

Index

As a result, increased competition could result in loss of existing or new customers, price reductions, reduced operating margins and loss of market share. Our competitors also may be able to provide customers with capabilities or benefits different from or greater than those we can provide in areas such as technical qualifications or geographic presence, or to provide end-user customers a broader range of products, services and prices. In addition, some of our larger potential competitors have substantially broader product offerings and could leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, including through selling at zero or negative margins, product bundling or closed technology platforms. These larger potential competitors may also have more extensive relationships within existing and potential customers that provide them with an advantage in competing for business with those customers. Our ability to compete will depend upon our ability to provide a better product than our competitors at a competitive price. We may be required to make substantial investments in research, development, marketing and sales in order to respond to competition, and there is no assurance that these investments will achieve any returns for us or that we will be able to compete successfully in the future.

Our limited operating history in the health care market makes it difficult for you to evaluate our current business and future prospects, and may increase the risk of your investment.

Our Company was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Until recently, our Company designed, manufactured, marketed and serviced specialized plasma etch systems used primarily in the production of micro-electrical mechanical systems devices, such as sensors, accelerometers and power devices.  The Company’s Deep Reactive Ion Etch systems were also employed in certain sophisticated manufacturing techniques, involving 3-D interconnect structures formed by intricate silicon etching. For most of the fiscal year ended March 31, 2011, we also sold systems for the etching and deposition of materials found in other devices, such as integrated circuits and optoelectronic devices found in products such as smart phones, networking gear, solid-state lighting, and digital imaging.  We exited the semiconductor industry through a series of divestitures in 2010 to 2012.  In July 2012, we acquired CollabRx and entered the personalized healthcare market.  CollabRx was founded in 2008 to use information technology to inform personalized medicine.  The members of our current management team have only been working together for a short period of time. This limited operating history in the healthcare market makes financial forecasting and evaluation of our business difficult. Furthermore, because we depend in part on the market’s acceptance of our products, it is difficult to evaluate trends that may affect our business. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock will be adversely affected.

We do not sell our products directly to users and rely instead on contractual relationships with key market participants who derive a benefit from offering our products to their users.  Our business development cycles can be long and unpredictable, and our business development efforts require considerable time and expense.

We do not sell our products directly to users.  Instead, we form strategic relationships with existing market participants who derive a benefit from offering our products to their users.  Our business development efforts involve educating our potential business partners about the use and benefits of our products. Such potential business partners are typically large, well-established companies with long evaluation cycles.  We spend substantial time and resources on our business development efforts without any assurance that our efforts will produce any sales. In addition, partnerships are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. These factors, among others, could result in long and unpredictable sales cycles. The length of our products’ business development cycles typically range from six to twelve months based on our limited experience, but may be longer as we expand our business development efforts to other segments of the healthcare market. As a result of these lengthy business development time-lines and the uncertain benefit that our partners may derive from offering our products, it is difficult for us to predict when our partners may purchase products from us and as a result, our operating results may vary significantly and may be adversely affected.

Our customers are concentrated and therefore the loss of a significant customer may harm our business.

We generate revenues from a small number of customers.  The loss of any of these customers would significantly impact our operating results in future periods.

We are exposed to risks associated with contract termination or delay

The software products for which we receive revenue are distributed through third-parties under license or contract, with varying terms.  Generally, our agreements with third-parties are subject to termination with notice and/or discretionary termination if certain revenue targets are not achieved.  In addition, our agreements generally do not contain revenue or performance guarantees, so our achieved revenues may vary from targets because of changes in strategic direction of our customers, contract termination, or from delays in projected launch dates, over which we have no influence or control.  The loss or delay of revenues associated with such contracts may harm our business and cause us to suffer further operating losses.

Index

If our security is breached, our business could be disrupted, our operating results could be harmed, and customers could be deterred from using our products and services.

Our business relies on the secure electronic transmission, storage and hosting of information, including published data and proprietary databases.  We face the risk of a deliberate or unintentional incident involving unauthorized access to our computer systems that could result in misappropriation or loss of assets or information, data corruption, or other disruption of business operations.  Although we have devoted significant resources to protecting and maintaining the confidentiality of our information, including implementing security and privacy programs and controls, training our workforce, and implementing new technology, we have no guarantee that these programs and controls will be adequate to prevent all possible security threats. We believe that any compromise of our electronic systems, including the unauthorized access, use, or disclosure of information or a significant disruption of our computing assets and networks, would adversely affect our reputation and our ability to fulfill contractual obligations, and would require us to devote significant financial and other resources to mitigate such problems, and could increase our future cyber security costs.

Defects or errors in our software could harm our reputation, result in significant cost to us and impair our ability to market our products.

The software applications underlying our hosted products and services are inherently complex and may contain defects or errors, some of which may be material. Errors may result from our own technology or from the interface of our software with legacy systems and data, which we did not develop. The risk of errors is particularly significant when a new product is first introduced or when new versions or enhancements of existing products are released. The likelihood of errors is increased as a result of our commitment to frequent release of new products and enhancements of existing products.

Material defects in our software could result in a reduction in sales and/or delay in market acceptance of our products. In addition, such defects may lead to the loss of existing customers, difficulty in attracting new customers, diversion of development resources or harm to our reputation. Correction of defects or errors could prove to be impossible or impractical. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.

If we experience any failure or interruption in the delivery of our services over the Internet, customer satisfaction and our reputation could be harmed and customer contracts may be terminated.

If we experience any failure or interruption in the delivery of our services over the Internet, customer satisfaction and our reputation could be harmed and lead to reduced revenues and increased expenses.

We may expand our business through new acquisitions in the future. Any such acquisitions could disrupt our business, harm our financial condition and dilute current stockholders’ ownership interests in our company.

We may pursue potential acquisitions of, and investments in, businesses, technologies or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including some or all of the following:

•	difficulties in identifying and acquiring complementary products, technologies or businesses

•	substantial cash expenditures;

•	incurrence of debt and contingent liabilities, some of which we may not identify at the time of acquisition;

•	difficulties in assimilating the operations and personnel of the acquired companies;

•	diversion of management’s attention away from other business concerns;

•	risk associated with entering markets in which we have limited or no direct experience;

•	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business; and

•	delays in customer purchases due to uncertainty and the inability to maintain relationships with customers of the acquired businesses.

Index

If we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of such acquisitions, we may incur costs in excess of what we anticipate, and management resources and attention may be diverted from other necessary or valuable activities. An acquisition may not result in short-term or long-term benefits to us. The failure to evaluate and execute acquisitions or investments successfully or otherwise adequately address these risks could materially harm our business and financial results. We may incorrectly judge the value or worth of an acquired company or business. In addition, our future success will depend in part on our ability to manage the growth anticipated with these acquisitions.

Furthermore, the development or expansion of our business or any acquired business or companies may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds for an acquisition by issuing equity securities or convertible debt, as a result of which our existing stockholders may be diluted or the market price of our stock may be adversely affected.

We may be subject to claims that we or our technologies infringe upon the intellectual property or other proprietary rights of a third party. Any such claims may require us to incur significant costs, to enter into royalty or licensing agreements or to develop or license substitute technology.

We cannot assure you that our software solutions and the technologies used in our product offerings do not infringe patents held by others or that they will not in the future. Any future claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. Any required licenses may not be available to us on acceptable terms, if at all. If we do not obtain any required licenses, we could encounter delays in product introductions if we attempt to design around the technology at issue or attempt to find another provider of suitable alternative technology to permit us to continue offering the applicable software solution. In addition, we generally provide in our customer agreements that we will indemnify our customers against third-party infringement claims relating to our technology provided to the customer, which could obligate us to fund significant amounts. Infringement claims asserted against us or against our customers or other third parties that we are required or otherwise agree to indemnify may have a material adverse effect on our business, results of operations or financial condition.

We may be unable to adequately enforce or defend our ownership and use of our intellectual property and other proprietary rights.

Our success is heavily dependent upon our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. The steps we take to protect these rights may not be adequate to prevent misappropriation of our technology by third parties or may not be adequate under the laws of some foreign countries, which may not protect our intellectual property rights to the same extent as do the laws of the United States.

Our attempts to protect our intellectual property may be challenged by others or invalidated through administrative process or litigation, and agreement terms that address non-competition are difficult to enforce in many jurisdictions and may not be enforceable in any particular case. Moreover, the degree of future protection of our intellectual property and proprietary rights is uncertain for products that are currently in the early stages of development because we cannot predict which of these products will ultimately reach the commercial market or whether the commercial versions of these products will incorporate proprietary technologies. In addition, there remains the possibility that others will “reverse engineer” our products in order to determine their method of operation and introduce competing products or that others will develop competing technology independently.

Index

If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. The failure to adequately protect our intellectual property and other proprietary rights may have a material adverse effect on our business, results of operations or financial condition.

Risks Related to Our Industry

Extensive governmental regulation could require significant compliance costs and have a material adverse effect on the demand for our products.

We do not believe that any of our current or planned products are subject to regulation by the FDA and other regulatory authorities worldwide.  Changes in the level of regulation, including an increase in regulatory requirements, could subject us to regulatory approvals and delays in launching our products. Modifying our products to comply with changes in regulations or regulatory guidance could require us to incur substantial costs. Further, changing regulatory requirements may render our products obsolete or make new products or product enhancements more costly or time consuming than we currently anticipate. Failure by us or our customers to comply with applicable regulations could result in increased regulatory scrutiny and enforcement. If our products fail to comply with government regulations or guidelines, we could incur significant liability or be forced to cease offering our applicable products or services.

If any of our products are deemed to be Medical Devices, then complying with medical device regulations on a global scale will be time consuming and expensive, and could subject us to unanticipated and significant delays.

Although the United States Food and Drug Administration (the “FDA”) has not determined that any of our products are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act and amendments thereto (collectively, the “Act”), the FDA may do so in the future.  Other countries have regulations in place related to medical devices that may in the future apply to certain of our products. If any of our products are deemed to be actively regulated medical devices by the FDA or similar regulatory agencies in countries where we do business, we could be subject to extensive requirements governing pre- and post-marketing activities, including pre-market notification clearance. Complying with medical device regulations would be time consuming and expensive, and could result in unanticipated and significant delays in the release of new products or product enhancements. Further, it is possible that these regulatory agencies may become more active in regulating software and medical devices that are used in healthcare. If we are unable to obtain the required regulatory approvals for any such products, our business plans for these products could be delayed or canceled.

The laws governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply.  If we or our customers do not maintain the security and privacy of patient records, we may become subject to sanctions by various government entities.

Federal, state, local and foreign laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and require the users of such information to implement specified security and privacy measures. United States regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply. Laws in non-U.S. jurisdictions may have similar or even stricter requirements related to the treatment of patient information.

In the United States, HIPAA regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include health care organizations such as our customers, are required to comply with the privacy standards, the transaction regulations and the security regulations. Moreover, the recently enacted HITECH provisions of the American Recovery and Reinvestment Act of 2009, and associated regulatory requirements, extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well, which has created additional liability risks related to the privacy and security of individually identifiable health information.

Evolving HIPAA and HITECH-related laws or regulations in the U.S. and data privacy and security laws or regulations in non-U.S. jurisdictions could restrict the ability of our clients to obtain, use or disseminate patient information. This could adversely affect demand for our products if they are not re-designed in a timely manner in order to meet the requirements of any new interpretations or regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified health care transactions. We may need to expend additional capital, software development and other resources to modify our products to address these evolving data security and privacy issues.

Index

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Shares of our common stock have traded on The NASDAQ Capital Market as high as $5.23 and as low as $1.55 from April 1, 2011 through October 31, 2012. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	our quarterly or annual earnings or those of other companies in our industry;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic and stock market conditions, including disruptions in the world credit and equity markets;

•	the failure of securities analysts to cover our common stock;

•	future sales of our common stock; and

•	the other factors described in these “Risk Factors.”

In recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The price of our common stock could fluctuate based upon factors that have little to do with our performance, and these fluctuations could materially reduce our stock price.

In the past, some companies, including companies in our industry, have had volatile market prices for their securities and have had securities class action suits filed against them. The filing of a lawsuit against us, regardless of the outcome, could have a material adverse effect on our business, financial condition and results of operations, as it could result in substantial legal costs and a diversion of our management’s attention and resources.

Our actual operating results may differ significantly from guidance provided by our management.

Although it has not been our practice in the recent past to do so, we may from time to time release guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports that may be published by analysts.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision in respect of our common stock. Any failure to successfully implement our operating strategy could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

Index

Provisions of Delaware law and our organizational documents may discourage takeovers and business combinations that our stockholders may consider in their best interests, which could negatively affect our stock price.

Provisions of Delaware law and our certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control of our company or deterring tender offers for our common stock that other stockholders may consider in their best interests. In addition, our board of directors has adopted a shareholder rights plan, or “poison pill,” which has the effect of making it more difficult for a person to acquire control of our company in a transaction not approved by our board of directors.

Our certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock in one or more different series with terms to be fixed by our board of directors. Stockholder approval is not necessary to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult and more expensive for a person or group to acquire control of us, and could effectively be used as an anti-takeover device. Currently there are no shares of our preferred stock issued or outstanding.

Our bylaws provide for an advance notice procedure for stockholders to nominate director candidates for election or to bring business before an annual meeting of stockholders, including proposed nominations of persons for election to our board of directors, and require that special meetings of stockholders be called only by our chairman of the board, chief executive officer, president or the board pursuant to a resolution adopted by a majority of the board.

The anti-takeover provisions of Delaware law and provisions in our organizational documents may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

As a public company, we incur significant administrative workload and expenses.

As a public company with common stock listed on The NASDAQ Capital Market, we must comply with various laws, regulations and requirements, including certain provisions of the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and The NASDAQ Stock Market. Complying with these statutes, regulations and requirements, including our public company reporting requirements, continues to occupy a significant amount of the time of our board of directors and management and involves significant accounting, legal and other expenses. We have hired, and anticipate that we will continue to hire, additional accounting personnel to handle these responsibilities, which will increase our operating costs. Furthermore, these laws, regulations and requirements could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and by The NASDAQ Stock Market, would likely result in increased costs to us as we respond to their requirements. We are investing resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your investment in our common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. Shares of our common stock may depreciate in value or may not appreciate in value.

Index

The concentration of ownership among our existing directors, executive officers and principal stockholders provide them, collectively, with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 20% of the outstanding shares of our common stock, based on the number of shares outstanding as of November 7, 2012. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with our acquisition of CollabRx on July 12, 2012, we agreed to issue 236,433 shares of our common stock to former CollabRx stockholders in exchange for all of the capital stock of CollabRx.  The issuances of these shares are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as sales of securities not involving any public offering.

Also in connection with the CollabRx acquisition, we issued (i) 239,417 RSUs to James Karis, who was appointed Co-Chief Executive Officer and a director of the Company in connection with the acquisition (the “Granted RSUs”), and (ii) 129,000 stock options to other newly hired employees (the “Granted Options”).  These awards of RSUs and options were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder.

23,921 of the Granted RSUs vested on July 12, 2012.  17,970 additional RSUs shall vest on each of April 12, 2013 and July 12, 2013.  Thereafter, 14,963 RSUs shall vest each quarter.  Notwithstanding the foregoing, if Mr. Karis’s employment with the Company is terminated by the Company other than for “Cause” or by Mr. Karis for “Good Reason” (each as defined in Mr. Karis’s employment agreement, which is filed as Exhibit 10.2 to the Form 8-K filed on July 5, 2012) on or after July 12, 2014, 29,926 additional RSUs shall immediately vest.  Furthermore, if Mr. Karis’s employment with the Company is terminated by the Company other than for Cause or by Mr. Karis for Good Reason within 3 months before or 12 months after a “change of control” (as defined in Mr. Karis’s employment agreement), all of the then unvested RSUs shall immediately vest.

The Granted Options were granted to seven newly hired employees.  10% of the options granted to each employee vested on July 12, 2012.  15% of the options granted to each employee shall vest on July 12, 2013, and 1/48th of the options granted to each employee shall vest on the last day of each month thereafter.  The Granted Options have an exercise price of $3.94 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None.

Index

Item 6.	Exhibits
Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated June 29, 2012, by and among Tegal Corporation, CLBR Acquisition Corp., CollabRx, Inc. and CommerceOne, as Stockholders’ Representative (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 5, 2012).

3.1
Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on September 25, 2012 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 25, 2012).

10.1	Employment Agreement, dated June 29, 2012, by and between Tegal Corporation and James Karis (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 5, 2012).

10.2	Agreement Not to Compete, dated July 12, 2012, by and between Tegal Corporation and Jay M. Tenenbaum (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 18, 2012).

10.3	Promissory Note issued by Tegal Corporation on July 12, 2012 to Jay M. Tenenbaum (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 18, 2012).

10.4	Promissory Note issued by Tegal Corporation on July 12, 2012 to CommerceNet (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on July18, 2012).

10.5	Stockholders Agreement, dated July 12, 2012, by and among Tegal Corporation and the stockholders identified therein (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on July 18, 2012).

10.6	Restricted Stock Unit Award Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (filed as Exhibit 10.7 to the Current Report on Form 8-K filed on July 18, 2012).

10.7	Indemnity Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (filed as Exhibit 10.8 to the Current Report on Form 8-K filed on July 18, 2012).

31.1	Certifications of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certifications of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Co-Chief Executive Officers and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated September 25, 2012 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 25, 2012).

99.2
Independent Auditors’ Report, Audited financial statements of CollabRx, as of and for the year ended December 31, 2011 and 2010 and unaudited condensed financial statements as of and for the six months ended June 30, 2012 and 2011 (filed as Exhibit 99.6 to the Amendment No. 1 to Current Report on Form 8-K/A filed on September 27, 2012).

99.3	Unaudited Pro Forma Condensed Combined Financial Information (filed as Exhibit 99.7 to the Amendment No. 1 to Current Report on Form 8-K/A filed on September 27, 2012).

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLABRX, INC.
(Registrant)

/s/ THOMAS R. MIKA
Thomas R. Mika
Acting Chief Financial Officer

Date: November 14, 2012