Form 10-Q
period 2012-12-31
CollabRx, Inc.
filed 2013-02-13
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2012

or

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

As of February 6, 2012, there were 1,925,240 shares of the Registrant’s common stock outstanding.

COLLABRX, INC. AND SUBSIDIARIES

Formerly TEGAL CORPORATION

Index

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

COLLABRX, INC.  AND SUBSIDIARIES
Formerly TEGAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 31,	March 31,
	2012	2012 *
ASSETS
Current assets:
Cash and cash equivalents	$5,073	$7,820
Prepaid expenses and other current assets	149	56
Other assets of discontinued operations	11	418
Total current assets	5,233	8,294
Property and equipment, net	119	56
Intangible assets, net	1,568	-
Goodwill	603	-
Investment in convertible promissory note	337	312
Total assets	$7,860	$8,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51	$1
Promissory note	500	-
Common stock warrant liability	16	19
Accrued expenses and other current liabilities	261	316
Liabilities of discontinued operations	16	246
Total current liabilities	844	582
Deferred tax liability	612	-
Total liabilities	1,456	582

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 1,925,240 and 1,688,807 shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively	19	17
Additional paid-in capital	130,489	129,052
Accumulated other comprehensive loss	(142)	(142)
Accumulated deficit	(123,962)	(120,847)
Total stockholders’ equity	6,404	8,080
Total liabilities and stockholders’ equity	$7,860	$8,662

*   Derived from the Company’s audited consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

Index

COLLABRX, INC. AND SUBSIDIARIES
Formerly TEGAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Revenue	$-	$-	$50	$-
Revenue - related party	25	38	75	75
Total revenue	25	38	125	75
Cost of revenue	18	--	38	--
Gross profit	7	38	87	75
Operating expenses:
Engineering	--	--	328	--
Research and development	285	--	285	--
Sales and marketing expenses	127	--	176	--
General and administrative expenses	864	432	2,546	1,873
Total operating expenses	1,276	432	3,335	1,873
Operating loss	(1,269)	(394)	(3,248)	(1,798)
Equity in loss of unconsolidated affiliate	--	(181)	--	(501)
Other income (expense), net	9	(8)	29	6
Loss before income tax benefit	(1,260)	(583)	(3,219)	(2,293)
Income tax benefit	(52)	--	(52)	--
Loss from continuing operations	(1,208)	(583)	(3,167)	(2,293)
Income from discontinued operations, net of taxes	56	2,852	52	3,091
Net (loss) income and comprehensive (loss) income	$(1,152)	$2,269	$(3,115)	$798

Net loss per share from continuing operations:
Basic and diluted	$(0.64)	$(0.34)	$(1.76)	$(1.36)
Net income per share from discontinued operations:
Basic and diluted	$0.03	$1.69	$0.03	$1.83
Net (loss) income per share:
Basic and diluted	$(0.61)	$1.35	$(1.73)	$0.47

Weighted-average shares used in per share computation:
Basic and diluted	1,884	1,689	1,798	1,689

See accompanying notes to condensed consolidated financial statements.

Index

COLLABRX, INC. AND SUBSIDIARIES
Formerly TEGAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(3,115)	$798
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock compensation expense	507	130
Fair value adjustment of common stock warrants	(3)	(6)
Depreciation	10	7
Net gain on sale of intangible asset - discontinued operations	-	(2,737)
Provision for doubtful accounts and sales returns allowances - discontinued operations	-	(71)
Amortization of intangible assets	82	--
Tax benefit related to intangibles	(52)	--
Loss on disposal of property and equipment	17	51
Gain on proceeds received from contingent payments - discontinued operations	-	(445)
Change in value of unconsolidated affiliate	-	501

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(93)	47
Accounts payable	50	(181)
Accrued interest on note receivable	(25)	--
Accrued expenses and other liabilities	(388)	(37)
Current assets and liabilities from discontinued operations	177	(330)
Net cash used in operating activities	(2,833)	(2,273)
Cash flows from investing activities:
Acquisition of property and equipment	(90)	(4)
Net proceeds received from sale of intangible asset - discontinued operations	--	2,737
Net cash received on OEM asset disposition - discontinued operations	--	502
Issuance of note receivable	(300)	(300)
Cash received from acquisition	476	--
Net cash provided by investing activities	86	2,935
Net cash provided by financing activities	--	--
Effect of exchange rates on cash and cash equivalents	--	27
Net (decrease) increase in cash and cash equivalents	(2,747)	689
Cash and cash equivalents at beginning of period	7,820	7,575
Cash and cash equivalents at end of period	$5,073	$8,264

Supplemental disclosure of non-cash activities:
Shares issued in CollabRx acquisition	$932	$--
Note receivable used as consideration for CollabRx acquisition	$300	$--
Promissory note issued in CollabRx acquisition	$500	$--
Fair value of assets acquired	$2,253	$--
Liabilities assumed in CollabRx acquisition	$997	$--

See accompanying notes to condensed consolidated financial statements.

Index

COLLABRX, INC. AND SUBSIDIARIES
Formerly TEGAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share and per share data)

1.    Basis of Presentation:

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2012 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the financial statements in accordance with generally accepted accounting principles (“GAAP”).  These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  The results of operations for the three and nine months ended December 31, 2012 are not necessarily indicative of results to be expected for the entire year.

CollabRx, Inc., a Delaware corporation (“CollabRx,” the “Company” or “we,” “us, and “our”), is the recently renamed Tegal Corporation, a Delaware corporation (“Tegal”), which acquired a private company of the same name on July 12, 2012.  Following approval by its stockholders on September 25, 2012, Tegal amended its charter and changed its name to “CollabRx, Inc.” (the “Name Change”).

 Tegal was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Tegal’s predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. Tegal completed its initial public offering in October 1995.

The Company’s consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred a net loss of $3,115 for the nine months ended December 31, 2012 and net income of $798 for the nine months ended December 31, 2011.  We used $2,833 and $2,273 of cash in operating activities for the nine months ended December 31, 2012 and 2011, respectively.  We believe that our existing balance of cash and cash equivalents will be adequate to fund operations through fiscal year 2014.

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

On January 14, 2011, the Company, se2quel Partners and Sequel Power entered into a Formation and Contribution Agreement. The Company contributed $2 million in cash to Sequel Power in exchange for an approximate 25% economic interest in Sequel Power.  Sequel Power is focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, the consideration of other non-photovoltaic renewable energy projects and engagement in ancillary activities, such as advisory services

CollabRx will form the core of our business and operations going forward.  Although we will continue to have an active role in the management of Sequel Power, we do not anticipate making any additional investments in Sequel Power or any other solar-related businesses.

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

As of December 31, 2012, the Company had a $50 balance in accounts receivable, which is included in prepaid and other current assets on the condensed consolidated balance sheet.

For the three months ended December 31, 2012 and 2011, respectively, Sequel accounted for all the Company’s revenue.  For the nine months ended December 31, 2012, Sequel and Everyday Health accounted for 60% and 40% respectively of total revenue.  For the nine months ended December 31, 2011, Sequel Power accounted for 100% of total revenue.

Note Receivable

The balance of the note receivable at December 31, 2012 was $0.  The note receivable balance in the first quarter of the current fiscal year consisted of a loan related to Tegal’s investment in CollabRx.  Tegal’s  investment in CollabRx was in the form of a loan that bears interest at a rate of 0.28% per year compounded annually and matured on or about November 7, 2012.  After the completion of the acquisition of CollabRx, the note receivable was reclassified to be included as part of the purchase price, thereby extinguishing the $300 bridge loan previously extended to CollabRx.

Promissory Notes

On July 12, 2012, Tegal completed the acquisition of CollabRx.  As part of the purchase price, Tegal issued a promissory note in the amount of $500 in exchange for the existing CollabRx indebtedness of promissory notes.  The principal of the promissory notes is payable in equal installments on the third, fourth and fifth anniversaries of the date of issuance, along with the accrued but unpaid interest as of such dates.  See Note 8, CollabRx Acquisition.

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

Derivative Instruments

In June 2008, the Financial Accounting Standards Board (“FASB“)  ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF Issue 07-05”) (Topic 815) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133 (Topic 815), Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments are potentially indexed to an entity’s own common stock.  EITF Issue No. 07-05 (Topic 815) became effective for fiscal years beginning after December 15, 2008.  The Company adopted Topic 815 as of April 1, 2009.  As a result, warrants to purchase 285,454 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $30.00-$495.00 and expired or will expire between February 2010 and September 2013. As such, effective April 1, 2009, the Company reclassified the fair value of these warrants, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue between February 2000 and January 2006.  On April 1, 2009, the Company reclassified $346 from additional paid-in capital, as a cumulative effect adjustment, to beginning accumulated deficit, and $502 to common stock warrant liability to recognize the fair value of such warrants on such date.  As of March 31, 2011, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:  risk-free interest rate of 2.24%; expected life of 1.1 years; an expected volatility factor of 79.1%; and a dividend yield of 0.0%.  At December 31, 2012, the fair value of the warrants was $16, which was calculated using the Black-Scholes pricing model with the following weighted-average assumptions:  risk-free interest rate of 0.72%; expected life of 0.69 years; an expected volatility factor of 152%; and a dividend yield of 0.0%.  For the nine months ended December 31, 2012 and 2011, respectively, the Company recorded non-cash gains of $3 and $6 related to these warrants.

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

Any differences between the cost of our investment in an unconsolidated affiliate and our underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from a different basis in assets contributed to the joint venture. The net difference between our investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates is generally amortized over a period of ten years, which was determined to be the estimated useful life of the underlying intangibles which created the difference in carrying amount.  As a result of the impairment charge taken against our unconsolidated affiliate during fiscal 2012, the net difference at March 31, 2012 was $0.  Therefore, the amortization expense related to this difference for the period ended December 31, 2012 was $0.  The amortization expense related to this difference for both the three and nine month periods ended December 31, 2012 was $0, respectively.  The amortization expense related to this difference for the three and nine month periods ended December 31, 2011 was $43 and $129, respectively.

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

As a result of the impairment charge taken against our investment in our unconsolidated affiliate, the net book value of the Sequel Power investment at March 31, 2012 was $0.  As such, no impairment of investment in unconsolidated affiliate was incurred during the period ended December 31, 2012.

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

The Company’s financial instruments consist of money market funds.  At December 31, 2012, all of the Company’s current assets in financial instruments investments were classified as cash equivalents in the condensed consolidated balance sheet. The investment portfolio at December 31, 2011 was comprised primarily of money market funds.   The restricted cash balance has since been released.  The carrying amounts of the Company’s cash equivalents are valued using Level 1 inputs.  The Company also has warrant liabilities which are valued using Level 3 inputs.

	Nine Months Ended
	December 31,
	2012	2011
Balance at the beginning of the period	$19	$26
Change in fair value recorded in earnings	(3)	(6)
Balance at the end of the period	$16	$20

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

During fiscal year 2012, the Company, as part of its proposed sale of its intellectual property portfolio for Nanolayer Deposition Technology (“NLD”), finalized the sale transactions of two of the four lots, and for which the Company received approximately $3,600.  While the third lot was awarded in the prior fiscal year, the Company was informed that the potential buyer has withdrawn from the sale. NLD is a process technology that bridges the gap between high throughput, non-conformal chemical vapor deposition (“CVD”) and highly conformal, low throughput atomic layer deposition (“ALD”).  The entire portfolio includes over 35 US and international patents in the areas of pulsed-CVD, plasma-enhanced ALD, and NLD.

With the acquisition of CollabRx, the Company acquired software, trade names, customer relationships, non-compete agreements and goodwill.  The lives of the acquired intangible assets range from three to ten years.  Intangible assets, except for trade names, are amortized on a straight-line basis.  Intangible assets related to trade names are not amortized.  The Company tests for impairment at least annually.  The fair values of these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss will be recognized based on the excess of the carrying amount over the fair value of the assets.  The amortization expense for the three months ended December 31, 2012 and 2011, respectively, was $62 and $0.   The amortization expense for the nine months ended December 31, 2012 and 2011, respectively, was $82 and $0.   The amortization expense included in cost of revenue is related to the acquired software and is amortized on a straight-line basis over the expected life of the asset, which the Company believes to be ten years.

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

The Company recorded zero disposal losses for fixed assets for the three months ended December 31, 2012 and 2011, respectively.  The Company recorded disposal losses of $17 and $51 for fixed assets for the nine months ended December 31, 2012 and 2011, respectively.    The Company disposed of certain assets in the current period in connection with the relocation of its main offices from Petaluma, CA to San Francisco, CA.

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

Total stock-based compensation expense related to stock options and restricted stock units (“RSUs”) for the nine months ended December 31, 2012 and 2011 was $507 and $130, respectively.  The total compensation expense related to non-vested stock options and RSUs not yet recognized at December 31, 2012 is $662.

The Company utilized the following valuation assumptions to estimate the fair value of options that would have been granted for the nine month periods ended December 31, 2012 and 2011, respectively.

STOCK OPTIONS:	2012	2011
Expected life (years)	6.0	6.0
Volatility	156.8%	155.1%
Risk-free interest rate	0.64%	0.83%
Dividend yield	0%	0%

ESPP awards are valued using the Black-Scholes pricing model with expected volatility calculated using a six-month historical volatility.   No ESPP awards were made in the three and nine month periods ended December 31, 2012.  The valuation assumptions are included for comparison only.

ESPP:	2012	2011
Expected life (years)	0.5	0.5
Volatility	106.1%	116.3%
Risk-free interest rate	0.05%	0.02%
Dividend yield	0%	0%

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

Index

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

During the three months ended December 31, 2012, we granted options to purchase an aggregate of 10,000 shares of common stock.   The Company also granted options to purchase an aggregate of approximately 50,000 shares of common stock on January 1, 2013.

Stock Options and Warrants

A summary of the stock option and warrant activity during the nine months ended December 31, 2012 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in Years)	Value
Beginning outstanding	127,833	$19.24
Granted	173,999	$3.82
Forfeited	(379)	$11.70
Expired	(19,577)	$17.68

Ending outstanding	281,876	$9.84	7.88	$-
Ending vested and expected to vest	281,807	$9.83	7.88	$-
Ending exercisable	141,971	$15.70	6.22	$-

The aggregate intrinsic value of stock options and warrants outstanding at December 31, 2012 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of December 31, 2012.

The following table summarizes information with respect to stock options and warrants outstanding as of December 31, 2012:

Index

						Weighted-
			Weighted-			Average
		Number	Average		Number	Exercise
		Outstanding	Remaining	Weighted-	Exercisable	Price
		As of	Contractual	Average	As of	As of
Range of		Dec 31,	Term	Exercise	Dec 31,	Dec 31,
Exercise Prices		2012	(in years)	Price	2012	2012
$2.90	$6.00	182,329	9.51	$3.85	42,493	$3.78
6.25	11.70	45,358	5.89	11.50	45,358	11.50
17.80	28.10	39,269	4.71	21.63	39,244	21.63
34.20	61.80	14,006	2.42	43.95	13,998	43.95
61.94	151.94	854	1.68	89.52	832	89.52
152.21	285.00	58	0.74	174.00	46	174.00
286.72	300.27	2	0.00	-	-	-
$2.90	$300.27	281,876	7.88	$9.83	141,971	$15.70

As of December 31, 2012, there was $340 of total unrecognized compensation cost related to outstanding options and warrants which the Company expects to recognize over a period of 3.1 years.

Restricted Stock Units

The following table summarizes the Company’s unvested RSU activity for the nine months ended December 31, 2012:

	Number	Weighted- Average
	of	Grant Date
	Shares	Fair Value
Balance March 31, 2012	236,541	$2.11
Granted	288,417	$3.85
Forfeited	(279,760)	$3.51
Vested	(83,689)	$2.65
Balance, Dec. 31, 2012	161,509	$2.52

Unvested restricted stock at December 31, 2012

As of December 31, 2012, there was $322 of total unrecognized compensation cost related to outstanding RSUs, which the Company expects to recognize over a period of 2.43 years.

2.    Earnings Per Share (EPS):

Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period.

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

Index

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Loss from continuing operations	$(1,208)	$(583)	$(3,167)	$(2,293)

Income from discontinued operations, net of taxes	56	2,852	52	3,091

Net (loss) income applicable to common stockholders	$(1,152)	$2,269	$(3,115)	$798
Basic and diluted:
Weighted-average common shares outstanding	1,884	1,689	1,798	1,689

Net loss per share from continuing operations:
Basic and diluted	$(0.64)	$(0.34)	$(1.76)	$(1.36)
Net income per share from discontinued operations:
Basic and diluted	$0.03	$1.69	$0.03	$1.83
Net (loss) income per share:
Basic and diluted	$(0.61)	$1.35	$(1.73)	$0.47

Outstanding options, RSUs and ESPP’s of 447,090 and 408,006 shares of common stock at a weighted-average exercise price per share of $11.11 and $9.82 on December 31, 2012 and 2011, respectively, were not included in the computation of diluted net (loss) income per common share for the nine month periods presented as a result of their anti-dilutive effect.  Also, 8,348 liability warrants with an average exercise price of $30.00 were not included in the computation of diluted net loss per common share.  Such securities could potentially dilute earnings per share in future periods.

3.    Financial Instruments:

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes receivable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. Prior to February 9, 2010, the Company sold products in various global markets. As a result, the Company was exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses) included in other income (expense), were $0 and $27 for the nine months ended December 31, 2012 and 2011, respectively.  On December 31, 2012, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.  On December 31, 2012, the Company had 8,348 liability warrants outstanding with an exercise price of $30.00 expiring between June 2013 and September 2013.  On December 31, 2011, the Company had 8,348 warrants outstanding with an exercise price of $30.00 expiring between June 2013 and September 2013, and 477 warrants outstanding with an exercise price of $72.00 which expired August 30, 2012.  The Company recorded a non-cash gain of $3 and $6 in the nine months ended December 31, 2012 and 2011, respectively, related to these warrants.

Changes in the exchange rate between the Euro and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.  If Sequel Power is successful, we expect that sales in international markets will again account for a significant portion of any future revenue, since Sequel Power’s development projects are located in several countries outside the United States.

The balance in note receivable at December 31, 2012 was $0.  In the first quarter of the current fiscal year, the note receivable balance consisted of a loan related to the Company’s investment in CollabRx.  After the completion of the acquisition of CollabRx, the note receivable was reclassified to be included as part of the purchase price, thereby extinguishing the $300 bridge loan previously extended to CollabRx.  Also as part of the purchase price, the Company assumed $500 of existing CollabRx indebtedness through the issuance of promissory notes.  The principal of the promissory notes is payable in equal installments on the third, fourth and fifth anniversaries of the date of issuance, along with the accrued but unpaid interest as of such dates.  See Note 8 CollabRx Acquisition.

Index

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

The Company retained the DRIE products which it had acquired from AMMS, along with the Compact™ cluster platform and the NLD technology that it had developed over the past several years.  The DRIE markets were seriously impacted by the downturn in the semiconductor markets, and as those markets recovered the Company was not in a position to make the needed investments to improve its competitive position.  In addition, it was not clear that even with additional investment and significant reductions in operating expenses DRIE sales alone would be enough to support the Company.  As a result, the Company evaluated various other alternative strategies, including sale of its DRIE products, Compact™ platform and NLD technology, the transition to a new business model, a sale of all or substantially all of our assets, or the liquidation or dissolution of the Company, including through a bankruptcy proceeding.  On February 9, 2011, the Company sold its DRIE and Compact related assets to SPP Process Technology Systems Limited (“SPTS”), but retained its NLD technology.   See “The SPTS Transaction” below.

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

The transaction closed immediately after execution of the Purchase Agreement. The consideration paid by SPTS totaled approximately $2,100, comprised of approximately $500 million of Assumed Liabilities and $1,600 in cash.

The descriptions of the Purchase Agreement and the Trademark License Agreement provided above are qualified in their entirety by reference to the full text of such agreements, copies of which have been filed as Exhibits 10.1 and 10.2, respectively, to the Company’s 8-K report filed on February 15, 2011 and are incorporated herein by reference.

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

Index

The assets and liabilities of discontinued operations are presented separately under the captions “Other assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at December 31, 2012 and March 31, 2012 and consist of the following:

	December 31,	March 31,
	2012	2012

Assets of Discontinued Operations:

Accounts and other receivables, net of allowances for sales returns and doubtful accounts of $0 at December 31, 2012 and March 31, 2012, respectively	$-	$410
Prepaid expenses and other current assets	11	8
Total assets of discontinued operations	$11	$418

Liabilities of Discontinued Operations:

Accrued expenses and other current liabilities	$16	$246
Total liabilities of discontinued operations	$16	$246

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

In the nine months ended December 31, 2011, the Company recognized deferred revenue of $130, offset by related commission expense, as well as revenue of $89 from the finalization of the sale of the DRIE assets which occurred in the fourth quarter of fiscal 2011.  In the same period, the Company received $440 from OEM as one of the installment payments related to the sale of legacy assets, and recognized $64 in foreign currency transactions.  These amounts were recognized in discontinued operations.

The Company also recognized $3,550 from the December 23, 2011 sale of the NLD patents.  As these assets were internally developed, there was a corresponding zero book value.  The NLD revenue was recognized in discontinued operations, along with the related costs of $813, which includes $767 in commission expense.  Sales of NLD patents in future periods will also be recognized in discontinued operations, as well all related expenses to finalize the sales.  NLD is a process technology that bridges the gap between high throughput, non-conformal chemical vapor deposition (CVD) and highly conformal, low throughput atomic layer deposition (ALD).  The portfolio included over 35 US and international patents in the areas of pulsed-CVD, plasma-enhanced ALD, and NLD.

In the nine months ended December 31, 2012, the Company recognized a non-cash gain of $54 in discontinued operations as a result of the net settlement of legal expenses related to closing a foreign subsidiary, offset by operating expenses related to the DRIE operations.

5.    Geographical and Segment Information:

As of December 31, 2012, the Company’s sources of revenue were the project activities of Sequel Power and the Company’s commercialization of assets through the acquisition of CollabRx.  The Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment and are attributed to the geographic location in which they are located.  For all periods presented, net sales by geographic region were all in the United States.

Revenues for the three and nine months ended December 31, 2012 and 2011, respectively, are all part of continuing operations.

Index

	Revenue for the		Revenue for the
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Segment Revenue:
Genomics based technology information	$-	$-	$50	$-
Solar power management services - related party	25	38	75	75
Total Revenues	$25	$38	$125	$75

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

Index

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

The original value of Sequel Power’s solar development model was $1,730. It was determined at the time of the investment that the asset would have a life of ten years, which was management’s best estimate of the length of time it would take to build a solar project.  The value on the balance sheet of Sequel Power at fiscal year end March 31, 2012, prior to the impairment was approximately $1,377 which represented the unamortized value of Sequel Power’s solar development model.  We continue to believe the investment asset has a value of zero.  This valuation is based upon the fact that Sequel Power’s management is continuing to research other possibilities for the direction of the company and may or may not use its proprietary solar development model in the future.  Additionally, there is uncertainty that Sequel Power will be able to continue as a going concern and the survivability of Sequel Power is at risk.

8.   CollabRx Acquisition:

On July 12, 2012, we completed the acquisition of CollabRx, pursuant to the previously announced Merger Agreement, dated as of June 29, 2012.  As a result of the merger, CollabRx became a wholly-owned subsidiary of the Company.  In consideration for 100% of the stock of CollabRx, we agreed to issue an aggregate of 236,433 shares of common stock, representing 14% of the Company’s total shares outstanding prior to the closing, to former CollabRx stockholders.  As of July 12, 2012, these shares had a fair value of $932.  We also assumed $500 of existing CollabRx indebtedness through the issuance of promissory notes.  The principal of the promissory notes is payable in equal installments on the third, fourth and fifth anniversaries of the date of issuance, along with the accrued but unpaid interest as of such dates.  Also the prior period note receivable balance consisted of an outstanding loan related to the Company’s investment in CollabRx in the first quarter of the current fiscal year.  The Company’s initial investment in CollabRx was in the form of a promissory note that accrued interest at a rate of 0.28% per year compounded annually and matured on or about November 7, 2012.  After the completion of the acquisition of CollabRx, the loan was reclassified to be included as part of the purchase price, thereby extinguishing the $300 bridge loan previously extended to CollabRx.  The Company did not pay any cash consideration in connection with the acquisition.

 In addition, Tegal granted a total of 368,417 RSUs and options as “inducement grants” to newly hired management and employees, all subject to four-year vesting and other restrictions.  In December 2012, an aggregate of 215,475 RSUs were forfeited in connection with the resignation of James Karis as the Company’s Co-Chief Executive Officer.

On July 12, 2012, in connection with the acquisition of CollabRx, pursuant to the Merger Agreement, dated June 29, 2012, we entered into an Agreement Not to Compete with Jay M. Tenenbaum (the “Noncompete”), pursuant to which Mr. Tenenbaum agreed to refrain from competing with the Company on the terms set forth therein for a period of three years commencing on July 12, 2012.

Index

Also on July 12, 2012, we entered into a Stockholders Agreement (the “Stockholders Agreement”) with the former stockholders of CollabRx.  Pursuant to the Stockholders Agreement, (i) the Company has agreed to provide certain registration rights to the stockholders, and (ii) the stockholders have agreed to certain transfer restrictions and voting provisions for a period of two years.

In connection with the Merger Agreement and the Employment Agreement dated as of June 29, 2012 by and among the Company and James Karis, on July 12, 2012, Mr. Karis, the former Chief Executive Officer of CollabRx, was appointed the Co-Chief Executive Officer and a director of the Company.   In December 2012, Mr. Karis resigned from his position as Co-Chief Executive Officer but remained on the Company’s Board of Directors.

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

The purchase price for the CollabRx acquisition was allocated as follows:

PURCHASE PRICE ALLOCATION FOR ACQUISITION OF COLLABRX

Assets acquired:
Developed Technology	$720
Customer Relationships	433
Trade Name	346
Non Compete Agreement	151
Cash	476
AP and accrueds	(333)
Deferred tax liability	(664)
Goodwill	603
Total Acquired Assets, net	$1,732

Purchase Price summary:
Common Stock Consideration	$932
Promissory Note Assumed	500
Loan/Note Payable Assumed	300
$1,732

CollabRx offers cloud-based expert systems that provide clinically relevant interpretive knowledge to institutions, physicians, researchers and patients for genomics-based medicine in cancer and other diseases to inform health care decision making.  With access to over 50 clinical and scientific advisors at leading academic institutions and a suite of tools and processes that combine artificial intelligence-based analytics with proprietary interpretive content, CollabRx is well positioned to participate in the $300 billion value-added “big data” opportunity in the US health care market (as reported by McKinsey Global Institute), over half of which specifically targets areas in cancer and cancer genomics.   The Company recognized $52 in tax benefit in the three months ended December 31, 2012 regarding the deferred tax liability related to this acquisition.

On December 7, 2012, CollabRx and James M. Karis entered into an Amendment No. 1 (the “Employment Agreement Amendment”) to the Employment Agreement dated June 29, 2012 between the Company and Mr. Karis (the “Employment Agreement”). Pursuant to the Employment Agreement Amendment, Mr. Karis resigned as Co-Chief Executive Officer of the Company effective December 31, 2012 (the “Termination Date”) but will continue to serve as a director of the Company and provide consulting services to the Company from time to time after the Termination Date.  In addition, the Company waived its entitlement to recoup from Mr. Karis his signing bonus and Mr. Karis agreed to amend his RSU Agreement to terminate vesting as of the Termination Date.  The Company and Mr. Karis also agreed to a mutual release of claims.

Index

The full text of the Employment Agreement Amendment and the RSU Agreement amendment was filed as Exhibit 10.1 and 10.2 to the form 8-K filed on December 7, 2012, and is incorporated herein by reference in its entirety.

9.    Subsequent Events:

None.

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

During fiscal years 2010 through 2012, we were engaged in the sale of product-line assets and intellectual property that we had either previously acquired or internally developed during the previous decade or more in the semiconductor and MEMS capital equipment industries.  This effort followed extensive consideration by the Company’s Board of Directors of our strategic options in light of the global financial crisis, rapidly declining sales and our relatively weak competitive position in those industries.  Following the decision to sell assets or discontinue development programs associated with each of the major product lines, we classified those operations as “discontinued” and sought appropriate buyers.  The first such sale of assets occurred on March 19, 2010, in which we sold our 6500 series and 900 series legacy etch products to OEM Group, Inc.  At the end of Fiscal 2010, we discontinued our development efforts in our Nano Layer Deposition (“NLD”) and Compact platform projects in an effort to reduce expenses and conserve capital.  On February 9, 2011, we sold our Deep Reactive Ion Etch (“DRIE”) product lines and technology, which we had acquired in 2008 from Alcatel Micro Machining Systems (“AMMS”), to SPP Process Technology Systems Limited (“SPTS”).  This sale included all of the shares of Tegal France, SAS, the Company’s wholly-owned subsidiary.  On December 23, 2011, we sold a portfolio of 35 US and international patents in the areas of pulsed-chemical vapor deposition (“pulsed-CVD”), plasma-enhanced atomic layer deposition (“ALD”), and nano layer deposition (“NLD”) to multiple IC and semiconductor equipment manufacturers, and we continue at the present time a marketing effort to sell additional related patents in our portfolio.

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

Index

On June 29, 2012, we signed a definitive agreement to acquire CollabRx, Inc. (“CollabRx”), a privately held technology company in the rapidly growing market of interpretive content and data analytics for genomics-based medicine.  The closing of our acquisition of CollabRx occurred on July 12, 2012.  In connection with that transaction, we agreed to issue an aggregate of 236,433 shares of common stock, representing 14% of our total shares outstanding prior to the closing, to former CollabRx stockholders in exchange for 100% of the capital stock of CollabRx, Inc. The Company and certain former CollabRx stockholders entered into a Stockholders Agreement providing for, among other things, registration rights, transfer restrictions and voting and standstill agreements.  We also assumed $500 of existing CollabRx indebtedness through the issuance of 5-year promissory notes in substitution for outstanding notes previously issued by CollabRx.  In addition, we granted a total of 368,417 RSUs and options as “inducement grants” to newly hired management and employees, all subject to four-year vesting and other restrictions.  At the closing, we appointed James M. Karis, former CEO of CollabRx to fill a vacancy on our Board of Directors and elected him Co-CEO. After the completion of the acquisition of CollabRx, the prior balance of a note receivable due from CollabRx was reclassified to be included as part of the purchase price.

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

We intend that our most recent acquisition of CollabRx, Inc. will form the core of our operations going forward.  Although we will continue to have an active role in the management of Sequel Power, we do not anticipate making any additional investments in that or any other solar-related businesses.  In September 2012, the Company changed its name to “CollabRx, Inc.” and the Company’s common stock, which previously traded under the ticker symbol “TGAL” on the Nasdaq Capital Market, began trading under the new ticker symbol “CLRX”.

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

Critical Accounting Policies and Estimates

We prepare the condensed consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States which requires management to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying condensed consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes.  Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgment or estimates include but are not limited to revenue recognition, accounting for stock-based compensation, accounts for receivables and allowance for doubtful accounts and impairment of long-lived assets.  Actual results may differ from these estimates under different assumptions or conditions.  Critical accounting policies are defined as those that are required for management to make estimates, judgments and assumptions giving due consideration to materiality, in certain circumstances that affect amounts reported in the condensed, consolidated financial statements, and potentially result in materially different results under different conditions and assumptions.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates.  During the three and nine months ended December 31, 2012, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2012 Annual Report on Form 10-K.

Index

Pension Obligations

Prior to fiscal year 2011, the Company began the process of closing and/or liquidating all of our wholly-owned subsidiary companies, not already sold, including our German subsidiary.  The subsidiaries are now included in discontinued operations.  The Company has recognized an ongoing liability for pensions related to the German subsidiary.  However, in fiscal year 2011, the Company recognized an additional liability for the independent third-party administration of the pension program.   The total pension liability in the prior period was $700.  The pension liability was settled on October 6, 2011, and the total pension liability as of December 31, 2012 was $0.  The settlement of the pension obligation was classified as a reduction of liabilities of discontinued operations.  The related foreign exchange gain of $23 was classified as a gain or loss on the sale of discontinued operations in the third quarter of the prior fiscal year.  The Company has no future pension obligations.

Results of Operations

The following table sets forth certain financial items for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Revenue	$-	$-	$50	$-
Revenue - related party	25	38	75	75
Total revenue	25	38	125	75
Cost of revenue	18	--	38	--
Gross profit	7	38	87	75
Operating expenses:
Engineering	--	--	328	--
Research and development	285	--	285	--
Sales and marketing expenses	127	--	176	--
General and administrative expenses	864	432	2,546	1,873
Total operating expenses	1,276	432	3,335	1,873
Operating loss	(1,269)	(394)	(3,248)	(1,798)
Equity in loss of unconsolidated affiliate	--	(181)	--	(501)
Other income (expense), net	9	(8)	29	6
Loss before income tax benefit	(1,260)	(583)	(3,219)	(2,293)
Income tax benefit	(52)	--	(52)	--
Loss from continuing operations	(1,208)	(583)	(3,167)	(2,293)
Income from discontinued operations, net of taxes	56	2,852	52	3,091
Net (loss) income and comprehensive (loss) income	$(1,152)	$2,269	$(3,115)	$798

Net loss per share from continuing operations:
Basic and diluted	$(0.64)	$(0.34)	$(1.76)	$(1.36)
Net income per share from discontinued operations:
Basic and diluted	$0.03	$1.69	$0.03	$1.83
Net (loss) income per share:
Basic and diluted	$(0.61)	$1.35	$(1.73)	$0.47

Weighted-average shares used in per share computation:
Basic and diluted	1,884	1,689	1,798	1,689

Index

Revenue

Immediately prior to the acquisition of CollabRx, the Company’s sole source of revenue was from management activities related to Sequel Power.  Sequel Power is a related party.  Revenue for the three months ended December 31, 2012 decreased by $13 compared to the three months ended December 31, 2011, and revenue for the nine months ended December 31, 2012 increased by $50 from revenue for the nine months ended December 31, 2011.    The decrease in the three month period relates to a change in Sequel Power revenue during the prior period.  The increase in the nine month period is related to our acquisition of CollabRx.

As a percentage of total revenue for the three and nine months ended December 31, 2012 and 2011, international sales were 0%.  The Company’s historical operations had revenues in international markets.  With the acquisition of CollabRx and if the continued solar project activities of Sequel Power are successful, we expect that international sales will once again account for a significant portion of any future revenue.

All DRIE related revenues and expenses are captured in Discontinued Operations in our statement of operations and comprehensive loss.

Gross Profit

Gross profit for the three and nine months ended December 31, 2012 decreased $31 and increased by $12, respectively, from our gross profit of $38 and $75 for the three and nine months ended December 31, 2011.   Our gross profit for the three and nine months ended December 31, 2012 reflects the amortization of the Company’s product specific software, which was included in the CollabRx acquisition.

Our gross margin for the three and nine months ended December 31, 2012 were 28.0% and 69.6%, respectively.   Our gross margin for the three and nine months ended December 31, 2011, respectively, was 100%, as all revenues were management services revenues and no costs were incurred to record this revenue.

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

We expect that we will continue to be involved in supporting the activities of Sequel Power through our direct management efforts.

Engineering

 Following the acquisition of CollabRx, engineering expenses consist primarily of salaries.  Prior to the sale of the DRIE related assets, engineering expenses consisted primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts.  The difference in Engineering expense of $328 for the nine months ended December 31, 2012, compared to the same period in 2011, resulted from the CollabRx acquisition and the employees retained for those operations.  The difference in Engineering expense compared to the second quarter of the current fiscal year resulted from the year-to-date change in categorization of certain employee related expenses from engineering to research and development.  (See “Research and Development” below.)  The Company had no expenses associated with engineering for the three and nine months ended December 31, 2011 due to the exit from our core historical DRIE operations.

Research and Development

 The expenses in research and development (“R&D”) resulted from the change in categorization of certain employee related expenses from engineering to R&D.  The efforts of the engineering group include supporting existing product offerings as well as developing future product offerings.  Consequently, these expenses have been segregated, and these expenses make up the total R&D expenses for the three and nine months ended December 31, 2012.  The Company had no expenses associated with R&D for continuing operations for the three and nine months ended December 31, 2011 due to the exit from our core historical DRIE operations.

Index

As a result of the sale of the Company’s DRIE related assets, and in accordance with generally accepted accounting principles, the DRIE business operation, including related and ongoing R&D expenses, have all been reclassified to discontinued operations.  For the nine months ended December 31, 2011, the Company’s R&D expenses were related to the NLD product line, the assets of which were held for sale and sold to third parties.  R&D expenses for that period were also related to analyzing and evaluating various opportunities that the Company was reviewing as possible merger or acquisition opportunities in other diversified technologies.

Sales and Marketing

 Following the acquisition of CollabRx, sales and marketing expenses consist primarily of salaries.  Prior to the sale of the DRIE related assets, sales and marketing expenses consisted primarily of salaries, commissions, trade show promotion and travel and living expenses associated with those functions. The change in sales and marketing expense of $127 and $176 for the three and nine months ended December 31, 2012, compared to the same periods in 2011, resulted from the CollabRx acquisition.  The Company had no expenses associated with sales and marketing for the three and nine months ended December 31, 2011 due to the exit from our core historical DRIE operations.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities.  The increase of continuing general and administrative expenses of $432 and $673 for the three and nine  month periods ended December 31, 2012  compared to the same periods in 2011 was due primarily to stock related compensation associated with the issuance of inducement grants and employee bonuses for key employees.  Expenses for legal and consulting services also increased in connection with the acquisition of CollabRx.

Equity in Loss of Unconsolidated Affiliate

The Company recorded a loss in earnings of the unconsolidated affiliate of $0 and no amortization expenses related to the difference between the net book value of Sequel Power’s assets and the cost of the investment for the three and nine months ended December 31, 2012.  The Company recorded a loss in earnings of the unconsolidated affiliate of $138 and $43 of amortization expenses related to the difference between the net book value of Sequel Power’s assets and the cost of the investment for the three months ended December 31, 2011.  The Company recorded a loss in earnings of the unconsolidated affiliate of $372 and $129 of amortization expenses related to the difference between the net book value of Sequel Power’s assets and the cost of the investment for the nine months ended December 31, 2011.  Currently, the net book value of the Sequel Power investment is zero.

Other Income (Expense), net

Other income (expense), net consists of the change in fair value of the common stock warrant liability and interest earned on our NanoVibronix investment.

Income Taxes

As a result of the stock purchase of CollabRx during the nine months ended December 31, 2012, the Company had no tax basis in the intangible assets acquired.  During the three months ended December 31, 2012, the Company recognized $52 in tax benefit as a result of this difference.

During the three and nine months ended December 31, 2011, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

As of March 31, 2012, the Company had net operating loss carryforwards of approximately $98.7 million and $47.5 million for federal and state tax purposes, respectively.  The federal net operating loss carryforward will begin to expire in the year ended March 31, 2020 and the state of California net operating loss carryforward will start to expire in the year ended March 31, 2013.  At March 31, 2012, the Company also had research and experimentation credit carryforwards of $1.3 million and $0.8 million for federal and state income tax purposes, respectively.  A portion of the federal credit began to expire in the year ended March 31, 2012 and the state of California will never expire under current law.   Net operating loss carryforwards and R&D credits can only offset 90% of taxable income.

Index

Discontinued Operations

Discontinued operations consists of interest income from accounts related to discontinued operations, other income, gains and losses on the disposal of fixed assets of discontinued operations, gains and losses on foreign exchange and interest income on money market accounts, as well as the reclassification of net expenses associated with our exit from our historical core operations.  For the three and nine months ended December 31, 2012 compared to the nine months ended December 31, 2011,  net gain from discontinued operations decreased by $2,796 and $3,039, respectively.  The decreases resulted from the Company’s recognition of $3,550 from the December 23, 2011 sale of the NLD patents in December 2011.  As these assets were internally developed, there was a corresponding zero book value.  The NLD revenue was recognized in discontinued operations, along with the related costs of $813, which includes $767 in commission expense.

In the nine months ended December 31, 2012, discontinued operations included discontinued R&D expenses.  These expenses were offset by the net settlement of legal expenses related to closing a foreign subsidiary.  The full amount of the legal expense was accrued in the prior fiscal year.

Prior to the sale of the DRIE related assets, R&D expenses consisted primarily of salaries, prototype material and other costs associated with our ongoing systems and process technology development, applications and field process support efforts for our DRIE product line. As a result of the sale of the Company’s historical DRIE related assets, and in accordance with generally accepted accounting principles, the DRIE business operation, including related and continuing R&D expenses, have all been reclassified to discontinued operations.  At the time of the DRIE sale, all the Company’s R&D expenses were related to the DRIE operations.  Currently the Company records legacy related R&D expenses in discontinued operations.  Such expenses are immaterial.  These R&D expenses are related to the NLD product line, the assets of which are held for sale to third parties.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating lease obligations	$581	$109	$247	$225	$
Total contractual cash obligations	$581	$109	$247	$225	$-

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to discontinued operations, net of sublease income, was $0 for the nine months ended December 31, 2012.  Rent expense for operating leases related to continuing operations, net of sublease income, was $15 for each of the three month periods ended December 31, 2012 and 2011, respectively.  Rent expense for operating leases related to continuing operations, net of sublease income, was $55 and $72 for the nine month periods ended December 31, 2012 and 2011, respectively.

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

Liquidity and Capital Resources

For the nine months ended December 31, 2012, and the fiscal year ended March 31, 2012, we financed our operations from existing cash on hand.  Net cash used in operating activities during the nine months ended December 31, 2012, was $2,833.  The primary changes in our cash flow statement for the nine months ended December 31, 2012 compared to the corresponding period in the prior fiscal year were due to our acquisition of CollabRx, a net loss of $3,115, and stock compensation expense, partially offset by a VAT refund related to the discontinued operations in our former French subsidiary in the amount of 312 euros.  Net cash used in operating activities during the nine months ended December 31, 2011 was $2,273, due primarily to the income of $3,550 recognized from the December 23, 2011 sale of the NLD patents.  As these assets were internally developed, there was a corresponding zero book value.  The monies from the patent sale were offset by the net loss from continuing operations of $2,293, and decreases in the net value of current assets and liabilities of discontinued operations and other assets related to our Sequel Power investment, offset by the decrease in accounts payable.

Index

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. We incurred a net loss of $3,115 and a net gain of $798 for the nine months ended December 31, 2012 and 2011, respectively.  We used cash flows from operations of $2,833 and $2,273 for the nine months ended December 31, 2012 and 2011, respectively.  We believe that our existing cash balances will be adequate to fund operations through fiscal year 2014.   CollabRx, Inc. will form the core of our business and operations going forward.  Although we will continue to have an active role in the management of Sequel Power, we do not anticipate making any additional investments in that or any other solar-related businesses.  We cannot assure you that we will be successful in pursuing our new strategic initiative in CollabRx.  It is not possible to predict when our business and results of operations will improve.  In consideration of these circumstances, the Company may be forced to consider a merger with or into another company or the liquidation or dissolution of the company, including through a bankruptcy proceeding.  If we were to liquidate or dissolve the company through or outside of a bankruptcy proceeding, you could lose all of your investment in the Company’s common stock.

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

Foreign Currency Exchange Risk

As of December 31, 2012 and March 31, 2012, respectively, all of the Company’s investments were classified as cash equivalents in the consolidated balance sheet.  The investment portfolio for each of these periods was comprised of money market funds.  With the sale of the DRIE related assets and the closure of our French subsidiary, our exposure to foreign currency fluctuations has been mostly eliminated.  For the period ended December 31, 2012, fluctuations of the U.S. dollar in relation to the Euro were immaterial to our financial statements.  In the prior fiscal year, these fluctuations primarily affected the balance of our pension obligation in Germany, which was settled in the third quarter of fiscal year 2012.

Changes in the exchange rate between the Euro and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.  If our Sequel Power’s efforts are successful, we expect that sales in international markets will account for a significant portion of any future revenue, since Sequel Power’s development projects are located in several countries outside the United States.

Historically,  the Company has entered into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs were denominated in U.S. dollars and the related revenue was generated in Euros.  As of December 31, 2012, there were no outstanding foreign exchange contracts.

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

The Company’s financial instruments consist primarily of money market funds.  At December 31, 2012, all of the Company’s current assets in financial instruments investments were classified as cash equivalents in the condensed consolidated balance sheet. The investment portfolio at December 31, 2012 was comprised of money market funds.   The carrying amounts of the Company’s cash equivalents are valued using Level 1 inputs.    The Company also has warrant liabilities which are valued using Level 3 inputs.

The changes in the fair value of warrants is as follows:

	Nine Months Ended
	December 31,
	2012	2011
Balance at the beginning of the period	$19	$26
Change in fair value recorded in earnings	(3)	(6)
Balance at the end of the period	$16	$20

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

Disclosure Controls and Internal Controls for Financial Reporting

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls for financial reporting are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with U.S. GAAP.

Evaluation of Disclosure Controls and Procedures

As of the period covered by this quarterly report, management performed, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of December 31, 2012, such disclosure controls and procedures were effective.

Index

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business.  We believe there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our Company.

Item 1A.	Risk Factors

We wish to caution you that there are risks and uncertainties that could affect our business. A description of the risk factors associated with our business that you should consider when evaluating our business is included under “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the year ended March 31, 2012.  In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors should be considered carefully when evaluating the Company or our business.

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

We had net losses of $(3,115), $(1,429) and $(3,130) for the nine months ended December 31, 2012 and the fiscal years ended March 31, 2012 and 2011, respectively. We used cash flows from operations of $(2,833), $(3,108) and $(74) in these respective periods.  We expect to continue to sustain losses for the foreseeable future, which may decrease the price of our common stock.

Although we believe that our existing cash balances will be adequate to fund operations through fiscal year 2014, we cannot assure you that we will be successful in pursuing any of the strategic alternatives described in the Company’s Annual Report on Form 10-K.  We intend that our most recent acquisition of CollabRx, Inc. will form the core of our operations going forward.  Although we will continue to have an active role in the management of Sequel Power, we do not anticipate making any additional investments in that or any other solar-related businesses

Index

If our efforts do not succeed, we may need to raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.  In consideration of these circumstances, the Company may be forced to consider a merger with or into another company or the liquidation or dissolution of the company, including through a bankruptcy proceeding.

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

We are dependent on the services of our executive officers, our technical experts and other members of our senior management team, particularly Thomas Mika, our President and Chief Executive Officer. The loss of one or more of these key officers or any other member of our senior management team could have a material adverse effect on us. We may not be able to retain or replace these key personnel, and we may not have adequate succession plans in place. Mr. Mika is subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit Mr. Mika to terminate his employment with us upon little or no notice and the enforceability of the non-competition provisions is uncertain.

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

Index

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

Index

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

Index

Our limited operating history in the health care market makes it difficult for you to evaluate our current business and future prospects, and may increase the risk of your investment.

Our Company was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Until recently, our Company designed, manufactured, marketed and serviced specialized plasma etch systems used primarily in the production of micro-electrical mechanical systems devices, such as sensors, accelerometers and power devices.  The Company’s Deep Reactive Ion Etch systems were also employed in certain sophisticated manufacturing techniques, involving 3-D interconnect structures formed by intricate silicon etching. For most of the fiscal year ended March 31, 2011, we also sold systems for the etching and deposition of materials found in other devices, such as integrated circuits and optoelectronic devices found in products such as smart phones, networking gear, solid-state lighting, and digital imaging.  We exited the semiconductor industry through a series of divestitures in 2010 to 2012.  In July 2012, we acquired CollabRx and entered the personalized healthcare market.  CollabRx was founded in 2008 to use information technology to inform personalized medicine.  Our current management has only been working together with our employee base for a short period of time. This limited operating history in the healthcare market makes financial forecasting and evaluation of our business difficult. Furthermore, because we depend in part on the market’s acceptance of our products, it is difficult to evaluate trends that may affect our business. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock will be adversely affected.

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

Index

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

Shares of our common stock have traded on The NASDAQ Capital Market as high as $5.23 and as low as $1.55 from April 1, 2011 through January 24, 2013. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

Index

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

Index

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 19% of the outstanding shares of our common stock, based on the number of shares outstanding as of January 25, 2012. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amendment No. 1 to the Employment Agreement, dated December 7, 2012, by and between CollabRx, Inc. and James Karis (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2012).
10.2
Amendment No. 1 to the Restricted Stock Award Agreement, dated December 7, 2012, by and between CollabRx, Inc. and James Karis (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 7, 2012).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLABRX, INC. (Registrant)

/s/ THOMAS R. MIKA Thomas R. Mika Acting Chief Financial Officer
Date: February 12, 2013