Form 10-K
period 2013-03-31
CollabRx, Inc.
filed 2013-06-27
CIK 931059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
  (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Registrant’s telephone number, including area code: (415) 248-5350

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
Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the common stock on September 30, 2012 (the last day of the second quarter) as reported on the NASDAQ Capital Market, was $6,815,350. As of June 27, 2013, 1,952,980 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to incorporate by reference the information required by Part III of this Annual Report on Form 10-K from the Registrant’s definitive proxy statement for its 2013 annual meeting of stockholders, provided that the Registrant understands that such definitive proxy statement must be filed with the Commission no later than July 29, 2013 (120 days after the end of the registrant’s fiscal year).

PART I

Item 1.	Business

Information contained or incorporated by reference in this report contains forward-looking statements.  These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology which constitutes projected financial information.  These forward-looking statements are subject to risks, uncertainties and assumptions including, but not limited to, industry conditions, economic conditions,and acceptance of our current and future products and services.   For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Part Item 1A—Risk Factors” and the “Liquidity and Capital Resources” section set forth in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 21 and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission ("SEC") reports and filings. We assume no obligation to update forward-looking statements.

All dollar amounts are in thousands unless specified otherwise.  All share amounts and prices give effect to the 1-for-5 reverse stock split effected by the Company on June 15, 2011.

The Company

Corporate Information

CollabRx, Inc., a Delaware corporation (“CollabRx,” the “Company” or “we,” “us, and “our”), is the recently renamed Tegal Corporation, a Delaware corporation (“Tegal”), which acquired a private company of the same name on July 12, 2012.  Following approval by our stockholders on September 25, 2012, we amended our charter and changed our name to “CollabRx, Inc.” (the “Name Change”).

 We were formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Our predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. We completed our initial public offering in October 1995.

Our principal executive offices are located at 44 Montgomery St., Suite 800, San Francisco, California 94104 and our telephone number is (415) 248-5350. Our Common Stock trades on the NASDAQ Capital Market under the symbol “CLRX.”

Company Background

CollabRx (f/k/a Tegal) was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Until recently, we designed, manufactured, marketed and serviced specialized systems used primarily in the production of semiconductors and micro-electrical mechanical devices, including integrated circuits, memory devices, sensors, accelerometers and power devices.  Beginning in late 2009, we experienced a sharp decline in revenues resulting from the collapse of the semiconductor capital equipment market and the global financial crisis.  In a series of transactions from 2010 to 2012, we sold the majority of our operating assets and intellectual property portfolio.  During the same time period, our Board of Directors evaluated a number of strategic alternatives, which included the continued operation of the Company as a stand-alone business with a different business plan, a merger with or into another company, a sale of the Company’s remaining assets, and the liquidation or dissolution of the Company.  We investigated opportunities within and outside the semiconductor capital equipment industry and evaluated a number of transactions involving other diversified technology-based companies.  Throughout this process, we developed and refined our criteria for a business combination, with an eventual focus on the healthcare industry, and specifically information technology and services within the healthcare industry.

The CollabRx Merger

On July 12, 2012, we completed the acquisition of a private company called CollabRx, Inc. (the “Merger”), pursuant to an Agreement and Plan of Merger dated as of June 29, 2012 (the “Merger Agreement”).  As a result of the Merger, CollabRx became a wholly-owned subsidiary of the Company.  In consideration for 100% of the stock of CollabRx, we agreed to issue an aggregate of 236,433 shares of common stock, representing approximately 14% of the Company’s total shares outstanding prior to the closing, to former CollabRx stockholders.  As of July 12, 2012, these shares had a fair value of $932.  We also assumed $500 of existing CollabRx indebtedness through the issuance of promissory notes.  The principal amount of the promissory notes is payable in equal installments on the third, fourth and fifth anniversaries of the closing date of the Merger, along with the accrued but unpaid interest as of such dates.  Prior to the closing of the Merger, we provided $300 of bridge financing to CollabRx. After the completion of the Merger, this loan was reclassified to be included as part of the purchase price, and the loan was thereby extinguished.  In addition, in connection with the Merger, we granted a total of 368,417 restricted stock units (“RSUs”) and options as “inducement grants” to newly hired management and employees, all subject to four-year vesting and other restrictions.  In December 2012, an aggregate of 215,475 RSUs were forfeited in connection with the resignation of James Karis as our Co-Chief Executive Officer.

Overview of our Current Business

We acquired a development stage company which is just entering the commercialization phase of business.  We are focused on developing and delivering content-rich knowledge-based products and services that inform healthcare decision-making, with an emphasis on genomics-based “precision” medicine and big data analytics.   Our proprietary content is organized in a knowledge base that expresses the relationship between genetic profiles and therapy considerations including molecular diagnostics, medical tests, clinical trials, drugs, biologics, and other information relevant for cancer treatment planning.  We have developed a method for capturing how practicing physicians use this information in the clinical setting, by incorporating within the knowledge base the views of a large network of independent key opinion leaders in medicine and medical research.  We currently deliver our proprietary content to users via web-based  applications and services in the “cloud ” serving physicians and their patients in two settings: (i) at the point-of-care in the “clinic”, and (ii) indirectly, as a part of a genetic test report provided to an ordering physician by a diagnostic testing laboratory, (i.e., the “lab”).  Portions of our web-based applications are currently available free to physicians and patients through commercial on-line media partners under a license plus advertising or sponsorship revenue sharing arrangement.  The content that we offer to laboratories is sold based on a variation of a “Software as a Service” or SaaS business model, in which our content is provided on a one-time, subscription or per test basis.   We also receive fee-for-service payments in connection with customized user interfaces to our database.

The systems and approach that we have developed for knowledge aggregation, content creation and expert advisory management can be applied to many disease states, but we have chosen to focus initially on genomic medicine in cancer, which is sometimes referred to as “precision oncology.”  This is an area of tremendous activity and promise, where clinical research in genomics has given rise to scores of “targeted” therapies that have proven in many cases to prolong the lives of cancer patients.  We believe that oncology is also the area of greatest need, where physicians and patients lack convenient access to clear and easy-to-understand information about which drugs, tests and clinical trials should be considered in constructing a cancer treatment plan based on the genetic profile of a tumor.  Our overall vision is that we are at the dawn of an era of explosive growth of data and information generated at the molecular level that must be interpreted and contextualized into knowledge before it can be used effectively by either physicians or patients.   We regard this knowledge as being the most valuable portion of the molecular diagnostic process and we believe that all sectors of the healthcare industry, including providers, insurers, drug developers and patients are potential users of this knowledge. We aim to deliver our proprietary interpretive content as quickly as possible and in as many usable forms as possible, via the Internet.

Products

Our Therapy Finder™ web-based application serves as an initial user-interface to the underlying knowledge base.  It is available free of charge on our website.  In addition, a professional version is offered to registered physicians through MedPage Today, an offering of Everyday Health, Inc.  MedPage Today is a rapidly growing online site that serves 96% of all oncologists and 1.6 million monthly online unique users.  Our agreement with Everyday Health provides for an annual license fee payable to our company and  sharing of sponsorships and advertising revenue generated by Everyday Health.

Within the lab, our current offering provides the clinical interpretation of genetic variants present in human tumor biopsies, and is sold directly to diagnostic labs that perform molecular testing on patients.  Our “Genetic Variant Application” or “GVA” is compiled dynamically by our software platform to provide specific insights to a patient’s diagnostic test results on a test-by-test basis.  The GVA results are provided to laboratories in a variety of forms, including with a front-end user Interface or UI or directly integrated into a customer’s laboratory information management system or LIMS.  Drawing on our interactive and up-to-date knowledge base, a diagnostic lab medical director can select the most relevant insights for a particular patient at the time of testing, and incorporate those insights on potential therapeutic strategies within the report that is transmitted directly back to the ordering physician (typically an oncologist or pathologist).  Our content is branded and identified as “Powered by CollabRx” within the test report.  We deliver the GVA product via a cloud-based variation on a SaaS business model, and we receive payment directly from the diagnostic laboratory, typically on a per-test basis.  Because we are independent and focused exclusively on providing information on actionable biomarkers, we are able to offer our service to many of the hundreds of laboratories globally that offer genetic testing of cancer tumors.  To date we have signed SaaS-based, multi-year agreements with Life Technologies, Inc. (Carlsbad, California), OncoDNA, SA (Brussels, Belgium) and Sengenics, Pte., Ltd. (Singapore).

Technologies

The knowledge base that underlies our clinical and laboratory is focused on the “actionable” molecular biomarkers and evidence-based medicine that guides the selection of therapeutic options.  We determine “actionability” based on a defined set of measures of the strength of evidence and other objective criteria supporting different levels of “actionability”.  The information that we aggregate, synthesize and report to physicians is based solely on data available publicly in the medical literature.  It is referenced with respect to its source documentation and is vetted for appropriateness and relevance as needed by our network of more than 75 independent key opinion leaders, whose identities and biographies are posted on our website.  In these important ways we are transparent in our approach to providing the information which supports the day-to-day decisions made by practicing physicians.   We have simplified and made more efficient the process by which many physicians would otherwise collect the needed information to make or support clinical decisions (e.g., web search followed by reading).  We have performed the searches and compiled the relevant information in advance on behalf of users, ensuring that the information is comprehensive, relevant and up-to-date.  Basically, we provide an easy-to-use, efficient, interactive on-line library for practicing oncologists and laboratory medical directors.

We have developed sophisticated, artificial-intelligence-based software programs that allow us to aggregate data from publicly available sources of published, peer-reviewed scientific and medical literature, abstracts and case reports.  Our “Semantic Information Platform”, or SIP, allows us to update on a regular and frequent basis a proprietary knowledge base that links several external and internal databases with information on known and emergent biomarkers, molecular tests that are available to assist with further diagnoses, drugs and compounds that have either been approved as drugs or are under investigation, and the relevant clinical trials that are recruiting patients for further research.  All of this information is referenced to published source documentation.  We annotate and curate the basic information, creating high-level summaries designed to contextualize for physicians and patients the relationships between the identified biomarkers and the available testing and treatment options.

Fundamental to our business is the concept that “thought-leader” medicine drives advances in clinical practice.  Physicians and researchers in the major cancer centers in the United States and abroad that oversee cutting-edge clinical research are discovering new treatment and testing options for patients at an increasingly rapid pace, due in large part to advances in testing and information technology.  Treatment options that are incorporated into routine clinical practice “standard of care” guidelines fail to keep up with the rapid pace of discovery in the research laboratories.  We have addressed this problem by assembling a network of over 75 leading oncologists and researchers and by providing them with a platform to integrate their knowledge into clinical practice and to distribute that knowledge widely to other practicing physicians.  Generally speaking, most patients at this stage are “beyond the standard of care.”  We believe this “democratization” of thought-leader medicine is disruptive to the status-quo of compartmentalized, institution-based diagnosis and treatment.

Building on the well-established conceptual framework for publishing in medicine, we have assembled a network of Editorial and Advisory Boards of independent physicians and researchers, based around specific expertise in organ or location-based cancers (e.g., melanoma, colorectal, breast, prostate, etc.) and “pan-cancer” (a biomarker-centric, non-location specific view).   Each Editorial Board has a Chairperson and consists of 6 – 12 additional experts recruited by the Chair and assembled specifically to help us model each disease on a molecular level, to create decision nodes for the consideration of additional testing or therapy options, and to weigh alternative treatments against the highest quality of peer-reviewed scientific and medical evidence.  Several of our models have been co-authored by our Editorial Board members and published in open access, peer-reviewed journals.  The decision-support features of the knowledge have been developed into easy-to-use, web-based Therapy Finder™ applications that we have made available to physicians and patients free of charge on our website and through other online media outlets.  In this way, we fulfill our commitment to transparency and the democratization of thought-leader medicine.

The Market

Cancer is a worldwide health concern.  In 2002, cancer eclipsed heart disease as the number one cause of death in the U.S. for individuals under the age of 85, according to the National Cancer Institute.   In the U.S., nearly 12 million individuals are living with a cancer diagnosis, approximately 7 million individuals are being treated for cancer, approximately 1.5 million new cases are diagnosed each year, over 600,000 people die from cancer each year (6 million deaths worldwide), and nearly 1 in 3 females and 1 in 2 males will be diagnosed with cancer in their lifetime, according to the American Cancer Society.  Age is the number one risk factor for the development of cancer.  Nearly 80% of cancers are diagnosed in individuals age 55 years and older, which is the fastest growing segment of the US population.

Cancer treatment and research has been experiencing an unprecedented explosion of knowledge in the past 5-10 years.  There are over 500 new cancer therapies in pre-clinical development, approximately 400-500 cancer diagnostic labs, more than 10,000 cancer-related clinical trials are currently ongoing, and over 100,000 cancer-related papers are published in the scientific literature annually, according to PubMed and ClinicalTrials.gov.  ClinicalTrials.gov is a web site that provides patients, family members, healthcare professionals, and other members of the public easy access to information on clinical studies on a wide range of diseases and conditions and PubMed is a freely accessible and searchable database of references and abstracts on life sciences and biomedical topics.  Both resources are maintained by the United States National Library of Medicine (NLM) at the National Institutes of Health (NIH).  The knowledge explosion is associated with two interrelated key drivers: (i) cancer is fundamentally a disease of the genome, (i.e., genetic mutations cause cancer), and (ii) the costs and time to sequence genes (and discover mutations that can be targeted for therapy) have been falling at an increasing rate.  The cost to sequence an entire genome tracked Moore’s Law from 2001 ($100M) to 2007 ($10M) and has since accelerated.  In 2012, the cost to sequence a genome is approximately $10,000 and is projected to dip below the $1,000 mark by 2014.  The concept of a “$1,000 genome” has broad psychological implications since it represents the price point at which leading experts believe that every cancer genome will be sequenced.  As a result, the clinical cancer sequencing market is predicted to grow 100% per year, reaching approximately $1Billion in value by 2015, according to a report issued by marketsandmarkets.com in April of 2012 entitled “Next Generation Sequencing (NGS) Market – Global Trends and Forecasts (2011-2016)”.

Large-scale genetic sequencing studies in tumors are rapidly uncovering mutations in genes that can be selectively targeted by pharmaceutical and biotechnology companies.  There were approximately 5 cancer genes in 2008 in which genetic aberrations were strongly associated with treatment implications.  By comparison, there are currently 15-20 such genes, a number that is expected to double in the next year even as additional mutations are being discovered in genes already associated with cancer.  Currently there are approximately 85 biomarkers representing hundreds of mutations in aggregate that are associated with some level of clinical actionability.  This number is expected to increase as new discoveries are made.

Cancer therapy companies are using this information to fill their research and development pipelines with “targeted” therapies to leverage ongoing trends towards a genetic-based approach to drug development.  Cancer diagnostic companies are using this information to develop an increasing number of molecular and genetic tests to direct cancer care.  In the United States, the sales of anticancer drugs are now second only to those of drugs for heart disease, and 70% of these sales come from products introduced in the past 10 years which will drive the total cost of cancer care from $100B at present to nearly $170B by 2020 according to the National Cancer Institute (NCI) (Mariotto et al., J Natl Cancer Inst., 2011 Jan 19;103(2):117-28).  Today the US cancer testing market is approximately $10 Billion in value.  The molecular diagnostic market, which includes genetic sequencing, is approximately $4Billion, and our approach addresses approximately 40-50% of this market, corresponding to discrete molecular and genetic testing events.  Currently approximately 8-10 million solid tumor specimens are collected each year for testing, including molecular analysis.  “Next Generation Sequencing” or NGS, a technology which is driving down the cost of testing, is in its infancy, accounting for approximately 100,000 total tests this year.  However, NGS is the fastest growing segment of the testing market, exceeding 100% growth per year.

Changes in how cancer drugs are being developed and prescribed is creating a wealth of new data and insights and enables a more “precision-based” or “personalized” approach to cancer treatment planning.  However, most physicians lack access to clear and easy-to-understand information about which drugs, tests, and clinical trials should be considered in constructing a personalized cancer treatment plan based on the genetic profile of a given tumor.  Market surveys conducted by Medco Research/American Medical Association in 2009 indicate that while 90% of physicians desire to practice personalized medicine, only 10% feel adequately prepared to do so..

This “knowledge gap” is unfolding during a time when physicians are increasingly turning to the Internet for information since the breadth of cancer-related content (and the pace at which it changes) is beyond their ability to track using traditional means.  For example, nearly 50% of all physicians regularly use the Internet for treating, diagnosing or caring for their patients, according to Wolters Kluwer Health, and 81% of physicians use Web-enabled smartphones, up from 64% in 2009, according to Manhattan Research.  However, there are no adequate online resources that translate emerging genomics data into personalized and actionable cancer therapy considerations and are dynamically updated to reflect the rapidly changing state of the science and medicine.

Finally, the explosion of genetic sequencing data is creating new opportunities in “big data” analytics.  World capacity is now 13 quadrillion DNA bases a year, an amount that would fill a stack of DVDs two miles high, according to a 2011 New York Times article on DNA sequencing.   When combined with additional clinical information from a patient’s medical record, the result is a dataset of unprecedented size and scope.  Mining these datasets for novel insights is expected to produce over $300B in value to the US healthcare system in the coming decade, of which $165B is directly attributed to comparative effectiveness research and clinical decision support, according to McKinsey Global Institute.

Business Strategy

Founded in 2008 by an Internet software pioneer and cancer survivor, CollabRx pursued multiple paths in molecular oncology that ultimately formed a strong basis for our current business model.  Initially, CollabRx began offering services under the brand name “CollabRx ONE” to two oncology stakeholders: disease foundations and patients.  To disease foundations, CollabRx offered a set of software products and consulting services to effectively function as a “virtual biotech.”  CollabRx ONE was also a concierge level, personalized oncology "patient funded" research service that was among the first consulting services offered in connection with the virtual biotech IT platform.  To patients with advanced, often terminal cancers, CollabRx ONE provided an assessment of the molecular pathways that may be activated in their tumors and interpretation on how this information may be used to inform treatment planning.  Ultimately, the economic conditions in the U.S. in the summer of 2008 impacted disease foundations immediately and acutely, and thus the “virtual biotech” business model was no longer viable.  The CollabRx ONE business was discontinued in late 2009.

Concurrently with the discontinuation of CollabRx ONE, CollabRx’s founder embarked on an ambitious effort to develop an overarching IT platform that would unite participants in the cancer ecosystem in an e-commerce-based business model.  This platform, and the initiative in which it was conceived, was referred to inside the company as “Cancer Commons.”  In early 2012 Cancer Commons was formed as an independent not-for-profit organization under the full-time direction and control of CollabRx’s founder.  At the same time, the decision was made to seek additional funding with a newly appointed CEO and to sell CollabRx to a third-party.  This effort culminated in the merger of CollabRx with Tegal Corporation in June, 2012.

Since 2010 CollabRx made significant progress in building three specialized knowledge bases and the associated Therapy Finder applications (for colorectal cancer, lung cancer and melanoma) with the financial support of Pfizer via the Cancer Commons initiative.  CollabRx developed the software tools and processes to keep the knowledge bases up to date, and secured initial distribution deals among notable foundations such as the Melanoma Research Foundation.  At the same time, CollabRx developed and grew a network of independent clinical advisers, booked initial advertising revenue for the melanoma app, signed an agreement with the influential American Society of Clinical Oncologists ("ASCO"), now concluded, and conducted extensive market research with pharmaceutical and diagnostic companies.

In early 2012, we repositioned the Company as a leader in “cloud-based” expert systems to inform healthcare decision-making.  Many of the required assets for this repositioning had built since our founding including our deep expertise in molecular oncology, the credibility of our academic and industry partners, the extensive network of independent experts, and a scalable software platform to populate and update a proprietary knowledge base.  Against a background of rapidly declining cost and increasing frequency of genomic testing, we understood that the existing gaps in knowledge between research and clinical practice would increase rather than diminish.  Our overall vision is that we were and are presently at the dawn of an era of explosive growth of data and information generated at the molecular level that must be interpreted and contextualized into knowledge before it can be useable by either physicians or patients.  Our mission is to organize the world’s knowledge in molecular medicine and to make it universally accessible and useful.  We regard such knowledge as being the most valuable portion of the molecular diagnostic process and we believe that all sectors of the healthcare industry, including providers, insurers, drug developers and patients are potential customers for such knowledge. We aim to deliver our proprietary interpretive content as quickly as possible and in as many usable forms as possible, via the Internet.

We intend to set a standard for the clinical interpretation space for genomics-based, precision medicine, starting with cancer.  Key to accomplishing this mission are the following:  we will continue to build out our knowledge base and the systems that support it; we will develop additional information products and applications for diverse healthcare industry participants; and we will continue to expand our network of over 75 editorial and advisory board members, composed of key opinion leaders spanning diverse backgrounds such as medicine and translational research, public policy, government, legal, ethical, and patient advocacy.

The combination of our knowledge base and the SIP that supports it provides a platform for the development of web-based and mobile applications and information services serving physicians and patients at the point-of-care, as well as indirectly through laboratories conducting diagnostic tests. Although built on the same platform, our strategy for building out products and services in each of these segments varies.

Customers

As we transitioned out of semiconductor capital equipment and solar project management into healthcare, our customers changed materially.  Until February 9, 2011, our sales were primarily to large semiconductor and MEMS device manufacturers.  During fiscal 2012, we had one source of revenue, which was our management contract with Sequel Power.  In fiscal year 2013, three customers accounted for 100% of our revenues.  In fiscal year 2013, two of our customers, Life Technologies, Inc. and Everyday Health Inc. accounted for 75% of our revenues, and our management contract with Sequel Power accounted for 25% of our revenues.  Since our management contract with Sequel Power has been terminated, we will receive no revenue from that source going forward.  As we enter the commercialization phase of our current business, we expect that our customer base will expand and that our sales will be less concentrated.

Marketing, Sales and Service

We focus on content creation through the aggregation of peer-reviewed published data and its review and interpretation by clinical experts, and the incorporation of that content into products that provide current, credible and actionable information to users.  Updated frequently, such information is highly valuable to several segments of the healthcare market, including patients, healthcare providers (e.g., oncologists and pathologists), provider networks, laboratories, diagnostic companies, medical institutions, pharmaceutical and biotechnology companies, and contract research organizations.  The diversity of potential users of such information requires a corresponding diversity in marketing approaches and sales strategies.  For this reason, we have chosen to enter the markets through strategic partnering arrangements with companies that already have a significant presence in each of the market segments.

For our clinical products, we formed our first such strategic partnership with Everyday Health, Inc. a leading on-line media company in the healthcare market.  Our agreement with Everyday Health includes license fees and advertising revenue sharing in connection with making a professional version of the CollabRx Therapy Finder™ available to registered physicians through MedPage Today, Everyday Health, Inc.’s rapidly growing online site that serves 96% of all oncologists and 1.6 million monthly online unique users.  Subsequently, we formed strategic partnerships with Projects In Knowledge, LLC, a leading provider of Continuing Medical Education (CME) services to physicians and ACORN Research, LLC, a provider of accountable care services to a network of oncology practices in the United States.

For our laboratory products, we entered into a multi-year agreement with Life Technologies, Inc., pursuant to which Life Technologies is a customer for our Software as a Service ("SaaS")-based interpretive services, as well as the inclusion of our services in Life Technologies’ offerings to other institutions.  In addition, we acquired through our business development efforts customer relationships with OncoDNA, SA (Brussels, Belgium) and Sengenics, Pte., Ltd. (Singapore).

We are in the process of pursuing and negotiating strategic partnerships with other companies in each of the major healthcare segments as part of a broad business development strategy in which several of our employees, including our senior executives, are involved.  Our other marketing efforts consist primarily of our website and presentations by our executives at industry trade shows and conferences. At the present time, we do not engage in direct sales activities to users, and our service activities are limited to supporting and maintaining our software applications that run on several cloud-based servers.

Research and Development

Our research and development, or R&D, efforts span a broad range of activities, including research into peer-reviewed published literature and databases, the development and publication of Molecular Disease Models, or MDMs, the creation of proprietary knowledge bases of medical and scientific content, the development of applications and user interfaces to access the knowledge bases, and the development of a suite of artificial intelligence-based tools that assist in the research, aggregation, organization, curating and updating of  the knowledge bases.

We employ approximately six full-time scientists and engineers in our R&D organization, supplemented by a number of contract consultants and interns.

Research and development expenses for continuing operations for fiscal 2013 and 2012 were $457 and $0, respectively.  The increase in research and development expenses in fiscal 2013 compared to fiscal 2012 was a result of the acquisition of CollabRx by the former Tegal Corporation.  There had been no R&D expenses in the prior year, since we had sold or discontinued those operations.

Since R&D is an essential part of our business, we expect that our absolute spending will remain at current levels or increase in the future.

Competition

Competition in the “content” space can originate from the internet, online medical journals, consumer-facing healthcare websites, other proprietary databases, and subscription-based services.  However, we believe that none of the existing competitors offer the array of experts, vetted content, tools and services that are embodied in the CollabRx organization.

Intellectual Property

We have applied for one patent, and have thus far relied primarily on trade secrets and copyrights to protect our processes and tools for aggregating data, assembling the knowledge bases and providing access to its data through its applications software and user interfaces.

Following the sale of the Tegal legacy assets and the sale of most of the remaining patents to an undisclosed party, we continue to hold an exclusive license to approximately 9 U.S. patents, all related to our thin film deposition and IC manufacturing technologies that expire between 2020 and 2023.  We no longer hold any corresponding foreign patents.  While we currently recognize a zero value for these intellectual property assets, we believe these assets may have substantial value to others and so we continue to maintain them and offer them for sale.  Nevertheless, they are not consequential to our current business.

Employees

As of March 31, 2013, we had a total of eleven regular employees and two part-time contract personnel. Of our regular employees, six are in research and development, and three are in executive and administrative positions.  Of the eleven regular employees, nine hold advanced degrees, including PhDs, MDs and MBAs.

None of our remaining employees are represented by a labor union or covered by a collective bargaining agreement.

Other Investments

 NanoVibronix

On November 22, 2011, we completed a $300 strategic investment in the form of a convertible promissory note issued by NanoVibronix, Inc., a private company that develops medical devices and products that implement its proprietary therapeutic ultrasound technology.   The convertible promissory note bears interest at a rate of 10% per year compounded annually and matures in November 2014.  Our investment was intended to precede a possible merger of the two companies.  However, those discussions were terminated by mutual agreement between the parties and NanoVibronix, Inc. continues to operate as a private company.

Sequel Power

On January 14, 2011, we entered into a Formation and Contribution Agreement with se2quel Partners and Sequel Power.  We contributed $2 million in cash to Sequel Power in exchange for an approximate 25% ownership interest in Sequel Power.  Sequel Power was focused on the promotion of solar power plant development projects worldwide.  The management services provided to Sequel Power represented the Company’s sole source of revenue for fiscal 2012.   We impaired the entire book value of the investment in Sequel Power on March 31, 2012.  On March 21, 2013, Sequel Power irrevocably assigned and transferred to the Company for cancelation the balance of its Warrants representing the right to purchase 44,578 shares of the Company’s common stock.  In exchange, we agreed to terminate our Management Services Agreement with Sequel Power and to waive receivables related to accrued fees thereunder. We do not anticipate making any additional investments in Sequel Power or any other solar-related businesses.

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

Risks Related to Our Business

Our future growth is dependent on the successful development and introduction of new products, services and enhancements. There can be no assurance that we will be successful in developing and marketing, on a timely basis, new products, services or product and service enhancements, or that our new products will adequately address the changing needs of the healthcare marketplace.

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

We had net losses of $(3,928) and $(1,429) for the years ended March 31, 2013 and 2012, respectively.  We used cash flows from operations of $(3,838) and ($3,108), in these respective years.

Although we believe that our existing cash balances will be adequate to fund operations through fiscal year 2014, we cannot assure you that we will be successful in pursuing any of the strategic alternatives described in this Annual Report on Form 10-K.  If our efforts do not succeed, we may need to raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Any equity securities would dilute the ownership interest of our existing stockholder base.  Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.  In consideration of these circumstances, the Company may be forced to consider a merger with or into another company or the liquidation or dissolution of the company, including through a bankruptcy proceeding.

Our quarterly operating results may continue to fluctuate.

Our revenue and operating results have fluctuated and are likely to continue to fluctuate significantly from quarter to quarter, and we cannot assure you that we will achieve profitability in the future.

Factors that could affect our quarterly operating results include:

•	operating results of our Company;

•	operating results of any companies that we may acquire in the future;

•	fluctuations in demand for our products and services, and the timing of agreements with strategic partners in the healthcare marketplace;

•	the timing of new products, services and product and service enhancements;

•	changes in the growth rate of the healthcare marketplace;

•	our ability to control costs, including operations expenses;

•	our ability to develop, induce and gain market acceptance for new products, services and product and service enhancements;

•	changes in the competitive environment, including the entry of new competitors and related discounting of products and services;

•	adverse changes in the level of economic activity in the United States or other major economies in which we do business;

•	renewal rates and our ability to up-sell additional products and services;

•	the timing of customer acquisitions;

•	the timing of revenue recognition for our sales; and

•	future accounting pronouncements or changes in our accounting policies.

Our future success depends on our ability to retain our key personnel and to successfully integrate them into our management team.

We are dependent on the services of Thomas Mika, our President and Chief Executive Officer, our technical experts and other members of our senior management team.  The loss of one or more of these key members of our senior management team could have a material adverse effect on us. We may not be able to retain or replace these key personnel, and we may not have adequate succession plans in place. Mr. Mika is subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit Mr. Mika to terminate his employment with us upon little or no notice and the enforceability of the non-competition provisions is uncertain.

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

We are in a new, rapidly evolving category within the healthcare industry that focuses on using information technology to inform personalized cancer treatment planning. As such, it is difficult to predict important market trends, including how large the personalized healthcare market will be or when and what products customers will adopt. If the market does not evolve in the way we anticipate, if organizations do not recognize the benefit that our products and services offer, or if we are unable to sell our products and services to customers, then our revenue may not grow as expected or may decline, and our stock price could decline.

New or existing technologies that are perceived to address personalized cancer treatment planning in different ways could gain wide adoption and supplant our products and services, thereby weakening our sales and our financial results.

The introduction of products and services embodying new technologies could render our existing products and services obsolete or less attractive to customers. Other technologies exist or could be developed in the future, and our business could be materially negatively affected if such technologies are widely adopted. We may not be able to successfully anticipate or adapt to changing technology or customer requirements on a timely basis, or at all. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our products and services even in light of new technologies, our business, operating results and financial condition could be materially and adversely affected.

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

If we are unable to introduce new products and services successfully and to make enhancements to existing products, our growth rates would likely decline and our business, operating results and competitive position could suffer.

Our continued success depends on our ability to identify and develop new products and services and to enhance and improve our existing products and services, and the acceptance of those products by our existing and target customers. Our growth would likely be adversely affected if:

•	we fail to introduce these new products and services or enhancements;

•	we fail to successfully manage the transition to new products and services from the products they are replacing;

•	we do not invest our development efforts in appropriate products and services or enhancements for markets in which we now compete and expect to compete;

•	we fail to predict the demand for new products and services following their introduction to market; or

•	these new products and services or enhancements do not attain market acceptance.

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

The markets in which we compete are highly competitive. We expect competition to intensify in the future as existing competitors bundle new and more competitive offerings with their existing products and services, and as new market entrants introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results and financial condition. If we do not keep pace with product and technology advances and otherwise keep our products and services competitive, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.

We compete either directly or indirectly with other medical database solution companies.   The principal competitive factors in our markets include key strategic customer relationships, expert technical personnel, and marketplace acceptance of our product.

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

Our limited operating history in the healthcare market makes it difficult for you to evaluate our current business and future prospects, and may increase the risk of your investment.

The Company was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Until recently, we designed, manufactured, marketed and serviced specialized plasma etch systems used primarily in the production of micro-electrical mechanical systems devices, such as sensors, accelerometers and power devices.  Our Deep Reactive Ion Etch systems were also employed in certain sophisticated manufacturing techniques, involving 3-D interconnect structures formed by intricate silicon etching.  We exited the semiconductor industry through a series of divestitures in 2010 to 2012.  In July 2012, we acquired CollabRx and entered the personalized healthcare market.  CollabRx was founded in 2008 to use information technology to inform personalized medicine.  Our current management has only been working together with our employee base for a short period of time. This limited operating history in the healthcare market makes financial forecasting and evaluation of our business difficult. Furthermore, because we depend in part on the market’s acceptance of our products and services, it is difficult to evaluate trends that may affect our business. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock will be adversely affected.

We do not sell our products and services directly to users and rely instead on contractual relationships with key market participants who derive a benefit from offering our products and services to their users.  Our business development cycles can be long and unpredictable, and our business development efforts require considerable time and expense.

We do not sell our products directly to users.  Instead, we have strategic relationships with existing market participants who derive a benefit from offering our products to their users.  Our business development efforts involve educating our potential business partners about the use and benefits of our products. Such potential business partners are typically large, well-established companies with long evaluation cycles.  We spend substantial time and resources on our business development efforts without any assurance that our efforts will produce any sales. In addition, strategic partnerships are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. These factors, among others, could result in long and unpredictable sales cycles. The length of our products’ business development cycles typically range from six to twelve months based on our limited experience, but may be longer as we expand our business development efforts to other segments of the healthcare market. As a result of these lengthy business development timelines and the uncertain benefit that our strategic partners may derive from offering our products, it is difficult for us to predict when our strategic partners may purchase products from us and as a result, our operating results may vary significantly and may be adversely affected.

Our customers are concentrated and therefore the loss of a significant customer may harm our business.

We generate revenues from a small number of customers.  In fiscal year 2013, we had three customers and two of our customers, Life Technologies, Inc. and Everyday Health Inc., accounted for 75% of our revenues.  The loss of any of these customers would significantly impact our operating results in future periods.

We are exposed to risks associated with contract termination or delay

The software products for which we receive revenue are distributed through third parties under license or contract, with varying terms.  Generally, our agreements with third parties are subject to termination if certain revenue targets are not achieved.  In addition, our agreements generally do not contain revenue or performance guarantees, so our achieved revenues may vary from targets because of changes in strategic direction of our customers, contract termination, or from delays in projected launch dates, over which we have no influence or control.  The loss or delay of revenues associated with such contracts may harm our business and cause us to suffer further operating losses.

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

Risks Related to Our Industry

Extensive governmental regulation could require significant compliance costs and have a material adverse effect on the demand for our products and services.

We do not believe that any of our current or planned products and services are subject to regulation by the FDA or other regulatory authorities worldwide.  Changes in the level of regulation, including an increase in regulatory requirements, could subject us to regulatory approvals and delays in launching our products and services. Modifying our products or services to comply with changes in regulations or regulatory guidance could require us to incur substantial costs. Further, changing regulatory requirements may render our products or services obsolete or make new products and services or enhancements more costly or time consuming than we currently anticipate. Failure by us or our strategic partners to comply with applicable regulations could result in increased regulatory scrutiny and enforcement. If our products and services fail to comply with government regulations or guidelines, we could incur significant liability or be forced to cease offering our applicable products or services.

If any of our products and services are deemed to be Medical Devices, then complying with medical device regulations on a global scale will be time consuming and expensive, and could subject us to unanticipated and significant delays.

Although the United States Food and Drug Administration (the “FDA”) has not determined that any of our products and services are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act and amendments thereto (collectively, the “Act”), the FDA may do so in the future.  Other countries have regulations in place related to medical devices that may in the future apply to certain of our products and services. If any of our products and services are deemed to be actively regulated medical devices by the FDA or similar regulatory agencies in countries where we do business, we could be subject to extensive requirements governing pre- and post-marketing activities, including pre-market notification clearance. Complying with medical device regulations would be time consuming and expensive, and could result in unanticipated and significant delays in the release of new products, services or enhancements. Further, it is possible that these regulatory agencies may become more active in regulating software and medical devices that are used in healthcare. If we are unable to obtain the required regulatory approvals for any such products and services, our business plans for these products could be delayed or canceled.

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

In the United States, the Health Insurance Portability and Accountability Act ("HIPAA") regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include healthcare organizations such as our customers, are required to comply with the privacy standards, the transaction regulations and the security regulations. Moreover, the recently enacted the Health Information Technology for Economic and Clinical Health Act ("HITECH") provisions of the American Recovery and Reinvestment Act of 2009, and associated regulatory requirements, extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well, which has created additional liability risks related to the privacy and security of individually identifiable health information.

Evolving HIPAA and HITECH-related laws or regulations in the U.S. and data privacy and security laws or regulations in non-U.S. jurisdictions could restrict the ability of our strategic partners to obtain, use or disseminate patient information. This could adversely affect demand for our products and services if they are not re-designed in a timely manner in order to meet the requirements of any new interpretations or regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified healthcare transactions. We may need to expend additional capital, software development and other resources to modify our products and services to address these evolving data security and privacy issues.

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Shares of our common stock have traded on The NASDAQ Capital Market as high as $5.23 and as low as $3.01 from April 1, 2012 through March 31, 2013. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 21% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2013. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

As of March 31, 2013, we had no pending material legal proceedings.  From time to time, we are involved in legal proceedings in the normal course of business and do not expect them to have a material adverse effect on our business.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the NASDAQ Capital Market under the symbol CLRX. The following table sets forth the range of high and low closing prices for our common stock for each quarter during the prior two fiscal years after giving effect to a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

	High	Low

FISCAL YEAR 2012
First Quarter	$3.20	$1.74
Second Quarter	3.75	1.85
Third Quarter	3.35	1.55
Fourth Quarter	4.17	2.87

FISCAL YEAR 2013
First Quarter	$3.80	$3.10
Second Quarter	5.18	3.01
Third Quarter	5.23	3.43
Fourth Quarter	4.00	3.07

The approximate number of holders on record of our common stock as of March 31, 2013 was 51. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options and restricted stock awards, and the number of securities remaining available for future issuance under all of our equity compensation plans, at March 31, 2013:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock awards	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)

	(a)	(b)	(c)
Equity compensation Plans approved by security holders:
1998 Equity Participation Plan	12,328	$36.28	-
2007 Equity Participation Plan	328,890	$11.24	7,871
Directors Stock Option Plan	13,562	$37.46	-
Inducement Shares	93,000	$3.94	-
Total	447,780		7,871

The following table sets forth the number and weighted-average exercise price of the warrants outstanding:

	Year Ended March 31,
	2013	2012
Number of securities to be issued upon exercise of outstanding warrants	8,348	8,825
Weighted-average exercise price of outstanding warrants	$30.00	$32.27

The shares amounts and share prices reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

Unregistered sales of equity securities and use of proceeds

None.

Item 6.	Selected Financial Data

	Year Ended March 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$400	$100	$16	$-	$-
Gross profit	344	100	16	-	-
Income tax benefit	(83)	-	-	-	-
Loss from continuing operations	(3,973)	(4,543)	(1,709)	(2,190)	(2,266)
Income from discontinued operations, net of taxes	45	3,114	(1,421)	(16,279)	(5,636)
Net loss	$(3,928)	$(1,429)	$(3,130)	$(18,469)	$(7,902)
Net loss per share - continuing operations:
Basic and diluted	$(2.14)	$(2.69)	$(1.01)	$(1.30)	$(1.44)
Net income (loss) per share - discontinued operations:
Basic and diluted	$0.02	$1.84	$(0.84)	$(9.66)	$(3.59)
Net loss per share:
Basic and diluted	$(2.12)	$(0.85)	$(1.85)	$(10.96)	$(5.03)

Weighted average shares used in per share computation:
Basic and diluted	1,856	1,689	1,689	1,685	1,572

	March 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,039	$7,820	$7,575	$7,298	$12,491
Working capital	$4,209	$7,712	$7,252	$9,859	$25,811
Total assets	$6,982	$8,662	$11,201	$16,303	$34,337
Stockholders’ equity	$5,704	$8,080	$9,409	$11,937	$30,031

The weighted-average number of shares and the (loss) income per share reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are in thousands unless specified otherwise.

The Company

Corporate Information

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

Our principal executive offices are located at 44 Montgomery St., Suite 800, San Francisco, California 94104 and our telephone number is (415) 248-5350. Our Common Stock trades on the NASDAQ Capital Market under the symbol “CLRX.”

Company Background

CollabRx (f/k/a Tegal) was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Until recently, we designed, manufactured, marketed and serviced specialized systems used primarily in the production of semiconductors and micro-electrical mechanical devices, including integrated circuits, memory devices, sensors, accelerometers and power devices.  Beginning in late 2009, we experienced a sharp decline in revenues resulting from the collapse of the semiconductor capital equipment market and the global financial crisis.  In a series of transactions from 2010 to 2012, we sold the majority of our operating assets and intellectual property portfolio.  During the same time period, our Board of Directors evaluated a number of strategic alternatives, which included the continued operation of the Company as a stand-alone business with a different business plan, a merger with or into another company, a sale of the Company’s remaining assets, and the liquidation or dissolution of the Company.  We investigated opportunities within and outside the semiconductor capital equipment industry and evaluated a number of transactions involving other diversified technology-based companies.   Throughout this process, we developed and refined our criteria for a business combination, with an eventual focus on the healthcare industry, and specifically information technology and services within the healthcare industry.  In July 2012, we completed our acquisition of CollabRx (the “CollabRx Transaction”).   Following approval by our stockholders on September 25, 2012, we amended our charter and changed our name to “CollabRx, Inc.” (the “Name Change”).

Overview of our Current Business

CollabRx, Inc. is a development stage company just entering the commercialization phase of our business.  We are focused on developing and delivering content-rich knowledge-based products and services that inform healthcare decision-making, with an emphasis on genomics-based “precision” medicine and big data analytics.   Our proprietary content is organized in a knowledge base that expresses the relationship between genetic profiles and therapy considerations including molecular diagnostics, medical tests, clinical trials, drugs, biologics, and other information relevant for cancer treatment planning.  We have developed a method for capturing how practicing physicians use this information in the clinical setting, by incorporating within the knowledge base the views of a large network of independent key opinion leaders in medicine and medical research.

We currently deliver our proprietary content to users via web-based  applications and services in the “cloud, ” serving physicians and their patients in two settings: (i) at the point-of-care in the clinic and (ii) indirectly, as a part of a genetic test report provided to an ordering physician by a diagnostic testing laboratory, (i.e., the “lab”).  Portions of our web-based applications are currently available free to physicians and patients through commercial on-line media partners.  The content that we offer to laboratories is based on a “Software as a Service” or SaaS business model, in which our content is provided on a one-time, subscription or per test basis.

The systems and approach that we have developed for knowledge aggregation, content creation and expert advisory management can be applied to many disease states, but we have chosen to focus initially on genomic medicine in cancer, which is sometimes referred to as “precision oncology.”  This is an area of tremendous activity and promise, where clinical research in genomics has given rise to scores of “targeted” therapies that have proven in many cases to prolong the lives of cancer patients.  We believe that oncology is also the area of greatest need, where physicians and patients lack convenient access to clear and easy-to-understand information about which drugs, tests and clinical trials should be considered in constructing a cancer treatment plan based on the genetic profile of a tumor.  Our overall vision is that we are at the dawn of an era of explosive growth of data and information generated at the molecular level that must be interpreted and contextualized into knowledge before it can be used effectively by either physicians or patients.   We regard this knowledge as being the most valuable portion of the molecular diagnostic process and we believe that all sectors of the healthcare industry, including providers, insurers, drug developers and patients are potential users of this knowledge. We aim to deliver our proprietary interpretive content as quickly as possible and in as many usable forms as possible, via the Internet.

The consolidated financial statements have been prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.  The consolidated financial statements are prepared in conformity with GAAP.

Background Information on Certain Significant Transactions

The CollabRx Merger

On July 12, 2012, we completed the acquisition of CollabRx (the “Merger”), pursuant to an Agreement and Plan of Merger dated as of June 29, 2012 (the “Merger Agreement”).  As a result of the Merger, CollabRx became a wholly-owned subsidiary of the Company.  In consideration for 100% of the stock of CollabRx, we agreed to issue an aggregate of 236,433 shares of common stock, representing approximately 14% of the Company’s total shares outstanding prior to the closing, to former CollabRx stockholders.  As of July 12, 2012, these shares had a fair value of $932.  We also assumed $500 of existing CollabRx indebtedness through the issuance of promissory notes.  The principal amount of the promissory notes is payable in equal installments on the third, fourth and fifth anniversaries of the closing date of the Merger, along with the accrued but unpaid interest as of such dates.  Prior to the closing of the merger, we provided $300 of bridge financing to CollabRx.  After the completion of the Merger, this loan was reclassified to be included as part of the purchase price, and the loan was thereby extinguished.  In addition, in connection with the Merger, we granted a total of 368,417 RSUs and options as “inducement grants” to newly hired management and employees, all subject to four-year vesting and other restrictions.  In December 2012, an aggregate of 215,475 RSUs were forfeited in connection with the resignation of James Karis as our Co-Chief Executive Officer.

On July 12, 2012, in connection with the acquisition of CollabRx, pursuant to the Merger Agreement, dated June 29, 2012, we entered into an Agreement Not to Compete with Jay M. Tenenbaum (the “Noncompete”), pursuant to which Mr. Tenenbaum agreed to refrain from competing with the Company on the terms set forth therein for a period of three years commencing on July 12, 2012.

Also on July 12, 2012, we entered into a Stockholders Agreement (the “Stockholders Agreement”) with the former stockholders of CollabRx.  Pursuant to the Stockholders Agreement, (i) the Company agreed to provide certain registration rights to the stockholders and (ii) the stockholders agreed to certain transfer restrictions and voting provisions for a period of two years.

In connection with the Merger Agreement and the Employment Agreement dated as of June 29, 2012 by and among the Company and James Karis, on July 12, 2012, Mr. Karis, the former Chief Executive Officer of CollabRx, was appointed the Co-Chief Executive Officer and a director of the Company.  In addition, pursuant to the Indemnity Agreement dated as of July 12, 2012 by and between the Company and James Karis (the “Indemnity Agreement”), Mr. Karis was granted customary indemnification rights in connection with his position as an officer and director of the Company.  On December 7, 2012, CollabRx and James M. Karis entered into an Amendment No. 1 (the “Employment Agreement Amendment”) to the Employment Agreement dated June 29, 2012 between the Company and Mr. Karis (the “Employment Agreement”). Pursuant to the Employment Agreement Amendment, Mr. Karis resigned as Co-Chief Executive Officer of the Company effective December 31, 2012 (the “Termination Date”) but will continue to serve as a director of the Company and provide consulting services to the Company from time to time after the Termination Date.  In addition, the Company waived its entitlement to recoup from Mr. Karis his signing bonus and Mr. Karis agreed to amend his RSU Agreement to terminate vesting as of the Termination Date.  We and Mr. Karis also agreed to a mutual release of claims.

The purchase price for the CollabRx acquisition was allocated as follows:

PURCHASE PRICE ALLOCATION FOR ACQUISITION OF COLLABRX

Assets acquired:
Developed Technology	$720
Customer Relationships	433
Trade Name	346
Non Compete Agreement	151
Cash	476
AP and accrueds	(333)
Deferred tax liability	(664)
Goodwill	603
Total Acquired Assets, net	$1,732

Purchase Price summary:	$932
Common Stock Consideration	500
Promissory Note Assumed	300
Loan/Note Payable assumed	$1,732

We recognized $83 in tax benefit in the year ended March 31, 2013 regarding the deferred tax liability related to this acquisition.

Discontinued Operations

Until 2011, we designed, manufactured, marketed and serviced specialized plasma etch systems used primarily in the production of micro-electrical mechanical systems devices, such as sensors, accelerometers and power devices.  Previously, we also sold systems for the etching and deposition of materials found in other devices, such as integrated circuits and optoelectronic devices found in products such as smart phones, networking gear, solid-state lighting, and digital imaging.  Beginning in December 2008, sales for our legacy etch and PVD systems fell dramatically as the global financial crisis impacted semiconductor manufacturing.  According to Semiconductor Materials and Equipment International, total worldwide semiconductor capital equipment sales for calendar year 2009, in total, were only US$15.9B, a decrease of 46.1% over calendar year 2008 capital equipment sales (US$29.5B), which were, in turn, 31% lower than worldwide capital equipment sales in calendar year 2007 (US$42.8B). As a result of such poor business conditions for semiconductor capital equipment, there were a significant number of consolidations and bankruptcies among semiconductor capital equipment suppliers.

In a series of meetings in late May and early June 2009, our Board of Directors reviewed several basic strategic options presented by management.  The Board decided at that time that we should retain an advisor to consider “strategic alternatives” for the Company, and to investigate opportunities for the sale of the Company or its assets.  We retained Cowen & Co. for this purpose and received periodic briefings on those efforts during 2009 and 2010.  In December 2009, having received no bona fide offers for the Company as a going concern, the Board and management agreed to continue operations and to offer selected asset groups to potential buyers.

On March 19, 2010, we completed the sale of the legacy Etch and PVD assets to OEM Group, Inc., Due to limited resources, we discontinued our development efforts in NLD at the end of fiscal 2010, and began offering these assets for sale to third-parties.  At the same time, we began the process of closing and/or liquidating all of our other wholly-owned subsidiary companies, including SFI and Tegal GmbH, along with branches in Taiwan, Korea and Italy.   The subsidiaries were then included in discontinued operations.

Following our investment in Sequel Power, and as a result of our continuing efforts to reduce our operating losses, on February 9, 2011, the Company and SPTS entered into an Asset Purchase Agreement.  That agreement included the sale of all of the shares of Tegal France, SAS, the Company’s wholly-owned subsidiary and product lines and certain equipment, intellectual property and other assets relating to the DRIE systems and certain related technology.  In accordance with generally accepted accounting principles, the DRIE business operations related to the designing, manufacturing, marketing and servicing of systems and parts within the semiconductor industry was presented in discontinued operations in our condensed consolidated financial statements.  Amounts for the prior periods were reclassified to conform to this presentation.  The exit from the DRIE operation was essentially completed by the end of the fourth quarter of our 2011 fiscal year.

The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at March 31, 2013 and 2012, respectively, and consist of the following:

	March 31,
	2013	2012

Assets of Discontinued Operations:
Accounts and other receivables	$4	$410
Prepaid expenses and other current assets	7	8
Total assets of discontinued operations	$11	$418

Liabilities of Discontinued Operations:
Accrued expenses and other current liabilities	$16	$246
Total liabilities of discontinued operations	$16	$246

Discontinued assets and liabilities at March 31, 2013 are solely related to a foreign subsidiary.  Until authorization is received from the governing tax authority allowing final closure of the subsidiary, these amounts will continue to be recognized.

On May 7, 2012, we received a VAT refund related to discontinued operations in its former French subsidiary in the amount of 312 euros.  As of March 31, 2012, this amount was recognized in other assets of discontinued operations.  The settlement of this outstanding amount due is classified as a reduction of assets of discontinued operations.  The related foreign exchange gain or loss was classified as a gain or loss on the sale of discontinued operations in the first quarter of fiscal year 2013.

In the third quarter of fiscal year 2013, we also recognized a non-cash gain of $54 in discontinued operations as a result of the net settlement of legal expenses related to closing a foreign subsidiary, offset by operating expenses related to the DRIE operations.

In the fiscal year ended March 31, 2012, we recognized deferred revenue of $130, offset by related commission expense, as well as income of $89 from the finalization of the sale of the DRIE assets which occurred in the fourth quarter of the prior fiscal year.  In the same period, we received $440 from OEM in installment payments related to the sale of legacy assets, and recognized $64 in foreign currency transactions.  These amounts were recognized in discontinued operations.

In fiscal year 2012, we recognized $3,750 from the sale of the nanolayer deposition, or “NLD” patents.  As these assets were internally developed, there was a corresponding zero book value.  The NLD revenue is recognized in discontinued operations, along with the related costs of $820, including $772 in commission expense, resulting in a net gain of $2,930, not including taxes.  During the fiscal year ended March 31, 2012, the Company, as part of the proposed sale of its intellectual property portfolio for NLD, awarded three of the four offered lots to multiple semiconductor equipment manufacturers.  We finalized the sale transaction of the first lot on December 23, 2011 and finalized the sale of the second lot on January 13, 2012.  While the third lot has expired, it is currently under consideration by a new buyer.  We hope to finalize that transaction in the next fiscal year.  Sales of NLD patents in future periods will also be recognized in discontinued operations, as well all related expenses to finalize the sales.  NLD is a process technology that bridges the gap between high throughput, non-conformal chemical vapor deposition (“CVD”) and highly conformal, low throughput atomic layer deposition (“ALD”).  The portfolio included over 35 US and international patents in the areas of pulsed-CVD, plasma-enhanced ALD, and NLD.  We have sold all but nine of those patents to third parties as of March 31, 2013.

Total revenue from discontinued operations for fiscal years 2013 and 2012 was $0.   The total income from discontinued operations, including income tax expense (benefit), was $45 and $3,114, for the same years, respectively, and included the reclassification of operating expenses related to the manufacture, design, marketing and servicing of the DRIE operations including foreign exchange adjustments and income tax expense (benefit).    The gain in fiscal year 2012 results primarily from the sale of the NLD patents.

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

We prepare the condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) which requires management to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying condensed consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes.  Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgment or estimates include but are not limited to revenue recognition, accounting for stock-based compensation, accounts for receivables and allowance for doubtful accounts and impairment of long-lived assets.  Actual results may differ from these estimates under different assumptions or conditions.  Critical accounting policies are defined as those that are required for management to make estimates, judgments and assumptions giving due consideration to materiality, in certain circumstances that affect amounts reported in the condensed, consolidated financial statements, and potentially result in materially different results under different conditions and assumptions.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates.  During the twelve months ended March 31, 2013, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2012 Annual Report on Form 10-K.

We believe the following critical accounting policies are the most significant to the presentation of our consolidated financial statements:

Revenue Recognition

Each contract sale of our interpretive data is evaluated individually in regard to revenue recognition.  We had integrated in our evaluation the related guidance included in Accounting Standards Codification (“ASC”) Topic 605 – “Revenue Recognition”. We recognized revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectability is reasonably assured.

For arrangements that include multiple deliverables, we identify separate units of accounting based on the guidance under ASC 605-25 “Multiple Element Arrangements”, which provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting, if certain criteria are met.  The consideration of the arrangement is allocated to the separate units of accounting using the relative selling price method.  Applicable revenue recognition criteria are considered separately for each separate unit of accounting.

Revenue from fixed price contracts is recognized primarily under the percentage of completion method.  Under this method we recognize estimated contract revenue and resulting income based on costs incurred to date as a percentage of the total estimated costs as we consider this model to best reflect the economics of these contracts.  In such contracts, the Company’s efforts, measured by time incurred, typically represents the contractual milestones or output measure.

Accounts Receivable – Allowance for Doubtful Accounts

For fiscal years 2013 and 2012, we had zero reserves for potential credit losses as such risk was determined to be immaterial. Write-offs during the periods presented have been insignificant.  We previously maintained an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments for system sales. As of March 31, 2013, the balance in accounts receivable was $250.  As of March 31, 2012, the balance in accounts receivable was $7 and was classified as an asset of discontinued operations.  As of March 31, 2013, one customer accounted for 100% of the accounts receivable balance.

Fair Value Measurements

We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and we consider what assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.   The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Our financial instruments consist primarily of money market funds.  At March 31, 2013, all of our current assets in financial instruments investments were classified as cash equivalents in the consolidated balance sheet. The investment portfolio at March 31, 2012 was comprised of money market funds.   The carrying amounts of our cash equivalents are valued using Level 1 inputs.  The Company uses the Black-Scholes option pricing model as its method of valuation for warrants that are subject warrant liability accounting.  The determination of the fair value as of the reporting date is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables which could provide differing variables.  These variables include, but are not limited to, expected stock price volatility over the term of the security and risk free interest rate.  In addition, the Black-Scholes option pricing model requires the input of an expected life for the securities for which we have estimated based upon the stage of the Company’s development.  The fair value of the warrant liability is revalued each balance sheet date utilizing the Black-Scholes option pricing model computations with the decrease or increase in the fair value being reported in the Consolidated Statement of Comprehensive Loss as other income, net.  A significant increase (decrease) of any of the subjective variables independent of other changes would result in a correlated increase (decrease) in the liability and an inverse effect on net income.  We also have warrant liabilities which are valued using Level 3 inputs.

The change in the fair value of warrants is as follows:

	Year Ended March 31,

	2013	2012
Balance at the beginning of the period	$19	$26
Change in fair value recorded in earnings, including expirations	(9)	(7)
Balance at the end of the period	$10	19

Identified Intangible Assets

Intangibles include patents and trademarks that are amortized on a straight-line basis over periods ranging from 3 years to 10 years.  We perform an ongoing review of our identified intangible assets to determine if facts and circumstances exist that indicate the useful life is shorter than originally estimated or the carrying amount may not be recoverable.  If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flow associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Intangible assets, except for trade names, are amortized on a straight-line basis.  Intangible assets related to trade names are not amortized.  The Company tests for impairment at least annually.  The amortization expense included in cost of revenue is related to the acquired software and is amortized on a straight line basis over the expected life of the asset, which the Company believes to be ten years.

No impairment charges for intangible assets were recorded for the fiscal years ended 2013 and 2012.  Prior to the acquisition of CollabRx, all of our historical intangible assets, other than those related to NLD and Compact, were included in the asset sale of the DRIE product line to SPTS.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. No impairment charges for intangible assets were recorded for the fiscal years ended 2013 and 2012, respectively, since all of our historical intangible assets, other than those related to NLD and Compact, were included in the asset sale of the DRIE product line to SPTS.   As our NLD patents and intellectual property were all internally developed (except for those acquired in connection with the Simplus acquisition, which were subsequently written-off) the value of our NLD technology had no recorded value prior to sale.

Long-lived assets also consist of property, plant and equipment.  We recorded disposal losses of $17 and $51 for fixed assets for the fiscal years ended March 31, 2013 and 2012, respectively.  In fiscal year 2013, we disposed of certain assets in connection with the relocation of our main offices from Petaluma, CA to San Francisco, CA.

Pension Obligations

We have been closing and/or liquidating all of our wholly-owned subsidiary companies, including Tegal Germany.  Prior pension obligations were related only to those foreign subsidiaries.  The subsidiaries are now included in discontinued operations.  The total pension liability for the fiscal years ended March 31, 2013 and 2012 was $0.

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future taxable income, we have fully reserved our deferred tax assets as of March 31, 2013 and 2012. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Accounting for Stock-Based Compensation

We have adopted several stock plans that provide for issuance of equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards.  These equity awards generally vest ratably over a four-year period on the anniversary date of the grant, and stock options expire ten years after the grant date. Certain restricted stock awards may vest on the achievement of specific performance targets.  We also have an Employee Stock Purchase Plan ("ESPP") that allows qualified employees to purchase shares of common stock at 85% of the fair market value on specified dates.

Results of Operations

The following table sets forth certain financial items for the years indicated:

	Year Ended March 31,
	2013	2012

Revenue	$300	$--
Revenue - related party	100	100
Total revenue	400	100
Cost of revenue	56	--
Gross profit	344	100
Operating expenses:
Engineering	568	--
Research and development	457	--
Sales and marketing	249	--
General and administrative	3,165	2,615
Total operating expenses	4,439	2,615
Operating loss	(4,095)	(2,515)
Loss of unconsolidated affiliate	--	(2,046)
Other income, net	39	18
Loss before income tax benefit	(4,056)	(4,543)
Income tax benefit	(83)	--
Loss from continuing operations	(3,973)	(4,543)
Gain on sale of discontinued operations, net of taxes	--	2,930
Income from discontinued operations, net of taxes	45	184
Income from discontinued operations, net of taxes	45	3,114
Net loss	(3,928)	(1,429)
Foreign currency translation	--	25
Comprehensive loss	$(3,928)	$(1,404)

Net loss per share from continuing operations:
Basic and diluted	$(2.14)	$(2.69)
Net income per share from discontinued operations:
Basic and diluted	$0.02	$1.84
Net loss per share:
Basic and diluted	$(2.12)	$(0.85)

Weighted-average shares used in per share computation:
Basic and diluted	1,856	1,689

The weighted-average number of shares and the (loss) income per share reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

Years Ended March 31, 2013 and 2012

Revenue

Immediately prior to the acquisition of CollabRx, our sole source of revenue was from management activities related to Sequel Power.  Sequel Power was a related party.  As of March 31, 2013, we terminated our management services contract with Sequel Power and swapped outstanding warrants for the related outstanding accounts receivable balance and its interest in Sequel Power.    We will no longer be involved in supporting the activities of Sequel Power through our direct management efforts.

Revenue for fiscal year 2013 increased by $300 compared to fiscal year 2012.  The increase relates to our acquisition of CollabRx and our generation of revenue in connection with commercial agreements.

As a percentage of total revenue for both the fiscal years 2013 and 2012, international sales were 0%.  Our historical operations had revenues in international markets.  With the acquisition of CollabRx, we expect that international sales will once again account for a significant portion of our future revenue once our commercialization activities bear results.

All DRIE related revenues and expenses are captured in Discontinued Operations in our statement of operations and comprehensive loss.

Gross Profit

Gross profit for the year ended March 31, 2013 increased $244 from our gross profit of $100 for the year ended March 31, 2012. The increase in our gross profit for the year ended March 31, 2013 was generated by the initial commercialization activities of CollabRx represented by agreements with Life Technologies, Inc. and Everyday Health, Inc.

Our gross profit percentage for the twelve months ended March 31, 2013 was 86% and primarily reflects the amortization of our product specific software, which was included in the CollabRx merger.  Our gross margin for the twelve months ended March 31, 2012 was 100%, as all revenues were management services revenues and no costs were incurred to record this revenue.

At the present time our core operations consist primarily in the development and commercial application of the CollabRx technology and content.  We offer cloud-based expert systems that provide clinically relevant interpretive knowledge to institutions, physicians, researchers and patients for genomics-based medicine in cancer.

As of March 31, 2013, we terminated our management services contract with Sequel Power and swapped outstanding warrants for the related outstanding accounts receivable balance and its interest in Sequel Power.    We will no longer be involved in supporting the activities of Sequel Power through our direct management efforts.

In each fiscal year 2013 and 2012, Sequel Power generated $100 in revenues for the Company.

Engineering

 Following the acquisition of CollabRx, engineering expenses consist primarily of salaries.  Our engineering expenses increased to $568 in fiscal 2013 from $0 in fiscal 2012, and resulted from the CollabRx acquisition and the employees retained for those operations.  The Company had no expenses associated with engineering for fiscal year 2012.  A portion of certain employee related engineering expenses are re-categorized from engineering to research and development.  (See “Research and Development” below.)

Research and Development

The increase in expenses related to research and development (“R&D”) resulted from the change in categorization of certain employee related expenses from Engineering to R&D during the fiscal year ending March 31, 2013.  The efforts of our engineering group include supporting existing product offerings as well as developing future product offerings.  We have segregated these expenses and the reported expense make up the total R&D expenses for the entire fiscal year 2013.

As a result of the sale of the Company’s DRIE related assets, and in accordance with generally accepted accounting principles, the DRIE business operation, including related and ongoing R&D expenses, have all been reclassified to discontinued operations.  For the fiscal years ended March 31, 2013 and 2012, respectively, the Company’s discontinued R&D expenses were related to the NLD product line, the assets of which were held for sale and sold to third parties.  Certain minor R&D expenses for that period were also related to analyzing and evaluating various opportunities that the Company was reviewing as possible merger or acquisition opportunities in other diversified technologies.

As of March 31, 2013, we had no employees dedicated to R&D.  A former employee was and continues to be responsible, on a contract basis, for managing the activities related to the sale of our intellectual property and is a key technologist that had been involved in analyzing and evaluating various complementary technologies in connection with potential acquisitions.

Sales and Marketing

With the merger of CollabRx, our sales and marketing expenses increased and consist primarily of salaries.    Our sales and marketing expenses increased to $249 in fiscal 2013 from $0 in fiscal 2012.  The Company had no expenses associated with sales and marketing for fiscal year 2012.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities.  General and administrative expenses increased to $3,165 in fiscal year 2013 compared to $2,615 for fiscal year 2012.  The increase was due primarily to stock related compensation associated with the issuance of inducement grants and cash bonuses for key employees.  Expenses for legal, accounting and consulting services also increased for services provided in connection with the acquisition of CollabRx.

Loss in Unconsolidated Affiliate

In fiscal 2012, we recorded a $499 net loss in earnings of the unconsolidated affiliate and $170 of amortization expenses related to the difference between the net book value of Sequel’s assets and the cost of the investment. We incurred an impairment of our investment in our unconsolidated affiliates during the year ended March 31, 2012 in the amount of $1,377.  As of March 31, 2012, the Company’s net book value of its investment in the unconsolidated affiliate was zero.

On March 31, 2013, Sequel Power irrevocably assigned and transferred unto the Company for cancelation the balance of its Warrants representing the right to purchase 44,578 shares of the Company’s common stock.  In exchange, the Company agreed to waive receivables related to certain fees earned under its Services Agreement with Sequel Partners and its 25% ownership interest in Sequel Power. In addition, effective March 31, 2013, the Company terminated its management agreement with Sequel Power.

Other Income (Expense), net

Other income (expense), net consists of the change in fair value of the common stock warrant liability, the interest earned on our NanoVibronix investment, and the interest accrued on our note payable.

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

During fiscal 2012, we recognized $3,750 from sale of the NLD patents. As these assets were internally developed, there was a corresponding zero book value.  The NLD revenue was offset by related costs of $820 (including $772 of commission expense), resulting in a net gain, not including taxes, of $2,930.  Discontinued operations also included the net write off of bad debt reserves and outstanding discontinued accounts receivable.

In fiscal 2013, discontinued operations included a gain resulting from the settlement of legal expenses related to closing a foreign subsidiary (for which a higher amount of legal expense had been accrued in the prior fiscal year), offset by R&D expenses included in discontinued operations.

The Company did not record any severance charges for either fiscal year 2013 or fiscal year 2012.  We had no outstanding severance liability as of March 31, 2013.

Income Taxes

As a result of the stock purchase of CollabRx during the fiscal year ended March 31, 2013, we had no tax basis in the intangible assets acquired.  During the twelve months ended March 31, 2013, we recognized $83 in tax benefit as a result of this difference.

In both fiscal 2013 and 2012, our effective tax rate was 0%.  All deferred tax assets have been fully reserved.

Liquidity and Capital Resources

For the years ended March 31, 2013 and 2012, respectively, we financed our operations from existing cash on hand and the net proceeds from the sale of discontinued assets.  Net cash used in operating activities during fiscal year 2013, was $3,838.  The primary changes in our cash flow statement for fiscal 2013 compared to the corresponding period in the prior fiscal year were due to our acquisition of CollabRx, a net loss of $3,928, and stock compensation expense, partially offset by a VAT refund related to the discontinued operations in our former French subsidiary in the amount of 312 Euros.  The primary changes in our cash flow statement for fiscal year 2012 were the net gain in discontinued operations due to the sale of the NLD patents and the net gain on proceeds from contingent payments in discontinued operations, offset by the $1,377 impairment in the Company’s unconsolidated affiliate, the net loss in the unconsolidated affiliate of $669 and our net loss of ($1,429).

In fiscal 2012, as the result of our exit from our historical core operations with the sale of DRIE to SPTS on February 9, 2011, in fiscal year 2012, we recognized a net gain of $445 from contingent payments owed from the sale of legacy etch and PVD related assets to OEM Group in the fourth quarter of fiscal year 2010.  The Company also recognized $3,750 of revenue in fiscal 2012 from the sale of the NLD patents.  As these assets were internally developed, there was a corresponding zero book value.  The monies from the patent sale were offset by the net loss from continuing operations, and decreases in the net value of current assets and liabilities of discontinued operations and other assets related to our Sequel Power investment, offset by the decrease in accounts payable.

The Company also settled its pension obligation of $700 related to its German subsidiary in fiscal 2012.  The settlement of the pension obligation is included in the change in liabilities from discontinued operations.

The Company’s net loss increased in fiscal 2013 compared to fiscal 2012 primarily due to the acquisition of CollabRx in fiscal 2013 and the increased operations costs associated with our new business.

Our operating activities during each of the two years represented the largest category of use of cash.  During those years we were transitioning from one business to another, so that the primary sources of cash were net proceeds from the sales of discontinued assets plus an increased use of capital in connection with our merger with CollabRx.  Except for some remaining intellectual property which is carried at zero book value, our discontinued assets have largely been exhausted as a source of liquidity going forward.  The major difference between the two fiscal years was an increased need for cash resulting from additional operations following the merger and an increase in required working capital. However, because of the merger, we have added revenue as a primary source of cash and liquidity going forward.

Net cash generated by investing activities totaled $57 and $3,328, in fiscal years 2013 and 2012, respectively.  Cash used in fiscal 2013 was primarily related to the acquisition of CollabRx.   Fiscal 2012 included net cash generated from the sale of NLD patents and the net payments of the outstanding note receivable and contingent payments related to the sale of legacy related assets to OEM Group, Inc.  The Company used $300 of cash in fiscal 2012 for the investment in NanoVibronix.

We conducted no financing activities during either fiscal year.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We believe that our existing cash balances, along with cash generated from operations, will be adequate to fund operations through fiscal year 2014.   We incurred net losses of ($3,928) and ($1,429) for the fiscal years ended 2013 and 2012, respectively.  We used cash flows from operations of ($3,838) and ($3,108) for the fiscal years ended March 31, 2013 and 2012, respectively.

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

The following summarizes our contractual obligations at March 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating lease obligations	$553	$121	$249	$183	$-
Total contractual cash obligations	$553	$121	$249	$183	$-

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC Topic 820, Fair Value Measurement. The purpose of ASU 2011-04 is to clarify the intent about the application of existing fair value measurement and disclosure requirements and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The adoption of the provisions of ASU 2011-04 did not have a material impact to our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update requires entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and entities will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. Reclassification adjustments between other comprehensive income and net income will be presented separately on the face of the financial statements. We have adopted the presentation methodology for the years ended March 31, 2013 and 2012.

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

In December 2011, FASB issued ASU 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities – (Topic 210), which requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.   Even though this pronouncement is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, disclosures required by those amendments are expected to be provided retrospectively for all comparative periods presented.  We do not expect the provisions of ASU 2011-11 to have a material impact on our consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for all interim and annual periods beginning after December 15, 2012, with early adoption permitted. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05,Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). ASU 2013-05 clarifies that when a parent reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. Early adoption is permitted; however, if an entity elects to early adopt ASU 2013-05, it should be applied as of the beginning of the entity's fiscal year of adoption. Prior periods should not be adjusted. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Market Risk Disclosure

Foreign Currency Exchange Risk

At March 31, 2013 and 2012, all of our investments were classified as cash equivalents in the consolidated balance sheet.  Our investment portfolio at fiscal 2013 and fiscal 2012 was comprised of money market funds.  With the sale of the DRIE related assets and the closure of the Tegal France subsidiary, our exposure to foreign currency fluctuations has been mostly eliminated.  For the fiscal year ended March 31, 2013, fluctuations of the U.S. dollar in relation to the Euro were immaterial to our financial statements.  In fiscal year 2013, these fluctuations primarily resulted from the balances in our German subsidiary, which is awaiting settlement by the taxing authorities.

Changes in the exchange rate between the Euro and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.  We expect that sales in international markets may account for a significant portion of any future revenue, as the Company plans to market to customers located outside the United States.

Periodically, the Company would enter into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs were denominated in U.S. dollars and the related revenue was generated in Euros.  As of March 31, 2013, there were no outstanding foreign exchange contracts.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of CollabRx Inc.

We have audited the accompanying consolidated balance sheets of CollabRx, Inc. and its subsidiaries (“the Company”) as of March 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2013.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CollabRx, Inc. and its subsidiaries as of March 31, 2013 and 2012 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
June 27, 2013

COLLABRX, INC.  AND SUBSIDIARIES
Formerly TEGAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	March 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,039	$7,820
Accounts receivable	250	-
Prepaid expenses and other current assets	102	56
Other assets of discontinued operations	11	418
Total current assets	4,402	8,294
Property and equipment, net	142	56
Intangible assets, net	1,490	-
Goodwill	603	-
Investment in convertible promissory note	345	312
Total assets	$6,982	$8,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$167	$317
Common stock warrant liability	10	19
Liabilities of discontinued operations	16	246
Total current liabilities	193	582
Deferred tax liability	581	-
Promissory note	504	-
Total liabilities	1,278	582

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 1,952,980 and 1,688,807 shares issued and outstanding at March 31, 2013 and 2012, respectively	19	17
Additional paid-in capital	130,602	129,052
Accumulated other comprehensive loss	(142)	(142)
Accumulated deficit	(124,775)	(120,847)
Total stockholders’ equity	5,704	8,080
Total liabilities and stockholders’ equity	$6,982	$8,662

See accompanying notes to consolidated financial statements.

COLLABRX, INC. AND SUBSIDIARIES
Formerly TEGAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (in thousands, except per share data)

	Year Ended March 31,
	2013	2012

Revenue	$300	$--
Revenue - related party	100	100
Total revenue	400	100
Cost of revenue	56	--
Gross profit	344	100
Operating expenses:
Engineering	568	--
Research and development	457	--
Sales and marketing	249	--
General and administrative	3,165	2,615
Total operating expenses	4,439	2,615
Operating loss	(4,095)	(2,515)
Loss of unconsolidated affiliate	--	(2,046)
Other income, net	39	18
Loss before income tax benefit	(4,056)	(4,543)
Income tax benefit	(83)	--
Loss from continuing operations	(3,973)	(4,543)
Gain on sale of discontinued operations, net of taxes	--	2,930
Income from discontinued operations, net of taxes	45	184
Income from discontinued operations, net of taxes	45	3,114

Net loss	(3,928)	(1,429)

Foreign currency translation	--	25
Comprehensive loss	$(3,928)	$(1,404)

Net loss per share from continuing operations:
Basic and diluted	$(2.14)	$(2.69)
Net income per share from discontinued operations:
Basic and diluted	$0.02	$1.84
Net loss per share:
Basic and diluted	$(2.12)	$(0.85)

Weighted-average shares used in per share computation:
Basic and diluted	1,856	1,689

See accompanying notes to consolidated financial statements.

COLLABRX, INC. AND SUBSIDIARIES
Formerly TEGAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Accumulated		Total
			Additional	Other	Accum-	Stock-
	Common Stock		Paid in	Comprehensive	ulated	holder's
	Shares	Amount	Capital	Income (loss)	Deficit	Equity

Balances at March 31, 2011	1,688,943	$17	$128,977	$(167)	$(119,418)	$9,409
Common stock repurchases	(136)	-	-	-	-	-
Stock compensation expense	-	-	175	-	-	175
Warrants exchanged for services	-	-	(100)	-	-	(100)
Net loss	-	-	-	-	(1,429)	(1,429)
Cumulative translation adjustment	-	-	-	25	-	25
Balances at March 31, 2012	1,688,807	17	129,052	(142)	(120,847)	8,080
Stock issued for asset acquisition - CollabRx	236,433	2	930	-	-	932
Stock compensation expense and released restricted stock units	27,740	-	695	-	-	695
Warrants exchanged for services - Sequel	-	-	(75)	-	-	(75)
Net loss	-	-	-	-	(3,928)	(3,928)
Balances at March 31, 2013	1,952,980	$19	$130,602	$(142)	$(124,775)	$5,704

See accompanying notes to consolidated financial statements.

COLLABRX, INC. AND SUBSIDIARIES
Formerly TEGAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,928)	$(1,429)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	695	175
Fair value adjustment of common stock warrants	(9)	(7)
Depreciation	16	9
Loss on disposal of property and equipment	17	51
Amortization of intangible assets	160	--
Net gain on sale of intangible asset - discontinued operations	--	(2,930)

Provision for doubtful accounts and sales returns allowances - discontinued operations	--	(71)
Tax benefit related to intangibles	(83)	--
Gain on proceeds received from contingent payments - discontinued operations	--	(445)
Change in value of unconsolidated affiliate	--	669
Impairment of unconsolidated affiliate	--	1,377

Changes in operating assets and liabilities:
Accounts receivable	(250)	--
Prepaid expenses and other current assets	(121)	8
Accrued interest note receivable	(33)	(12)
Accrued interest promissory note	4	--
Accounts payable, accrued expenses and other liabilities	(483)	(64)
Current assets and liabilities from discontinued operations	177	(439)
Net cash used in operating activities	(3,838)	(3,108)
Cash flows from investing activities:
Acquisition of property and equipment - continuing operations	(119)	(4)
Net proceeds received from sale of intangible asset - discontinued operations	--	2,930
Net cash received on OEM asset disposition - discontinued operations	--	502
Net cash, received on SPTS asset disposition - discontinued operations	--	200
Cash received from acquisition	476	--
Issuance of note receivable	(300)	(300)
Net cash provided by investing activities:	57	3,328
Cash flows from financing activities:
Net cash used in financing activities	--	--

Effect of exchange rates on cash and cash equivalents	--	25
Net (decrease) increase in cash and cash equivalents	(3,781)	245
Cash and cash equivalents at beginning of year	7,820	7,575
Cash and cash equivalents at end of year	$4,039	$7,820

Supplemental disclosure of non-cash activities:
Warrants received in exchange for services	$75	$100
Shares issued in CollabRx acquisition	$932	$--
Note receiveable used as consideration for CollabRx acquisition	$300	$--
Promissory note issued in CollabRx acquisition	$500	$--
Fair value of assets acquired	$2,253	$--
Liabilities assumed in CollabRx acquisition	$997	$--

See accompanying notes to Consolidated Financial Statements.

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

As the Company transitioned away from its legacy lines of business in manufacturing and devices, it explored opportunities in various emerging technology sectors, including the photovoltaic solar and medical device industries.  These efforts led to Tegal’s investments in Sequel Power and NanoVibronix, as well as the Company’s acquisition of CollabRx, a company that develops information technology products based systems and methods for aggregating and contextualizing the world’s knowledge on genomics-based medicine, with specific applications in advanced cancer.

On July 12, 2012, we completed the transition of our business model with the closing of our acquisition of CollabRx.  We intend that our acquisition of CollabRx will form the core of our operations going forward.  The Company sought and received stockholder approval at the annual meeting held on September 2012 for an amendment to Tegal’s Certificate of Incorporation, changing the corporate name to CollabRx, Inc.

On January 14, 2011, the Company, se2quel Partners and Sequel Power entered into a Formation and Contribution Agreement. The Company contributed $2 million in cash to Sequel Power in exchange for an approximate 25% ownership interest in Sequel Power.  Sequel Power was focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.  The project services provided to Sequel Power represented the Company’s sole source of revenue for all of fiscal 2012.

On March 31, 2013, Sequel Power irrevocably assigned and transferred unto the Company for cancelation the balance of its Warrants representing the right to purchase 44,578 shares of the Company’s common stock.  In exchange, the Company agreed to waive receivables related to certain fees earned under its Services Agreement with Sequel Partners and its 25% ownership interest in Sequel Power. In addition, effective March 31, 2013, the Company terminated its management agreement with Sequel Power.  We do not anticipate making any additional investments in Sequel Power or any other solar-related businesses.

The CollabRx Merger

On July 12, 2012, we completed the acquisition of CollabRx (the “Merger”), pursuant to an Agreement and Plan of Merger dated as of June 29, 2012, (the “Merger Agreement”).  As a result of the Merger, CollabRx became a wholly-owned subsidiary of the Company.  In consideration for 100% of the stock of CollabRx, we agreed to issue an aggregate of 236,433 shares of common stock, representing 14% of the Company’s total shares outstanding prior to the closing, to former CollabRx stockholders.  As of July 12, 2012, these shares had a fair value of $932.  We also assumed $500 of existing CollabRx indebtedness through the issuance of promissory notes.  The principal amount of the promissory notes is payable in equal installments on the third, fourth and fifth anniversaries of the date of issuance, along with the accrued but unpaid interest as of such dates.  Also the prior period note receivable balance consisted of an outstanding loan related to the Company’s investment in CollabRx in the first quarter of fiscal year 2013.  The Company’s initial investment in CollabRx was in the form of a promissory note that accrued interest at a rate of 0.28% per year compounded annually and matured on or about November 7, 2012.  After the completion of the acquisition of CollabRx, the loan was reclassified to be included as part of the purchase price, thereby extinguishing the $300 bridge loan previously extended to CollabRx.  The Company did not pay any cash consideration in connection with the acquisition.

 In addition, Tegal granted a total of 368,417 restricted stock units ("RSUs") and options as “inducement grants” to newly hired management and employees, all subject to four-year vesting and other restrictions.  In December 2012, an aggregate of 215,475 RSUs were forfeited in connection with the resignation of James Karis as the Company’s Co-Chief Executive Officer.

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

Additional information is set forth, including the description of the Merger provided above, and is qualified in its entirety by reference to the full text of the transaction documents, copies of which are filed as exhibits to the Form 8-K reports filed July 5, 2012 and July 18, 2012.

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

At March 31, 2013 and 2012, all of the Company’s current investments are classified as cash equivalents in the consolidated balance sheets. The investment portfolio at March 31, 2013 and 2012 is comprised of money market funds. At March 31, 2013 and 2012, the fair value of the Company’s investments approximated cost.

Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. With our exit from our historical operations, our exposure to foreign currency fluctuations has been mostly eliminated.  The Company does not hold derivative financial instruments for speculative purposes.  Periodically, the Company would enter into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs were denominated in U.S. dollars and the related revenue was generated in Euros.  On March 31, 2013 and 2012, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.

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

The Company’s financial instruments consist primarily of money market funds.  At March 31, 2013, all of the Company’s current assets in financial instruments investments were classified as cash equivalents in the consolidated balance sheet. The investment portfolio at March 31, 2012 was comprised of money market funds.   The carrying amounts of the Company’s cash equivalents are valued using Level 1 inputs.  The Company uses the Black-Scholes option pricing model as its method of valuation for warrants that are subject warrant liability accounting.  The determination of the fair value as of the reporting date is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables which could provide differing variables.  These variables include, but are not limited to, expected stock price volatility over the term of the security and risk free interest rate.  In addition, the Black-Scholes option pricing model requires the input of an expected life for the securities for which we have estimated based upon the stage of the Company’s development.  The fair value of the warrant liability is revalued each balance sheet date utilizing the Black-Scholes option pricing model computations with the decrease or increase in the fair value being reported in the Consolidated Statement of Comprehensive Loss as other income, net.  A significant increase (decrease) of any of the subjective variables independent of other changes would result in a correlated increase (decrease) in the liability and an inverse effect on net income.  The Company also has warrant liabilities which are valued using Level 3 inputs.

The change in the fair value of warrants is as follows:

	Year Ended March 31,

	2013	2012
Balance at the beginning of the period	$19	$26
Change in fair value recorded in earnings, including expirations	(9)	(7)
Balance at the end of the period	$10	19

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

Any differences between the cost of our investment in an unconsolidated affiliate and our underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from a different basis in assets contributed to the joint venture. The net difference between our investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates is generally amortized over a period of ten years, which is determined to be the estimated useful life of the underlying intangibles which created the difference in carrying amount.  As a result of the impairment charge taken against our unconsolidated affiliate, the net difference at March 31, 2013 was $0.  The amortization expense related to this difference for the fiscal year ended March 31, 2013 was $0.

 On a periodic basis, we assess whether there are any indicators that the fair value of our investments in unconsolidated affiliates may be impaired. An investment is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each investment are based on a number of assumptions such as future revenue projections, operating forecasts, discount rates and capitalization rates, among others.  These assumptions are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the fair values estimated in the impairment analyses may not be realized.  Our estimate of the fair value of our investment is $0 as of March 31, 2013; we originally incurred an impairment charge of our investment in our unconsolidated affiliates during the year ended March 31, 2012 in the amount of $1,377, bringing the fair value of the investment to $0 as of March 31, 2012.

On March 21, 2013, Sequel Power irrevocably assigned and transferred unto the Company for cancelation the balance of its Warrants representing the right to purchase 44,578 shares of the Company’s common stock.  In exchange, the Company agreed to waive receivables related to certain fees earned under its Services Agreement with Sequel Partners and its 25% ownership interest in Sequel Power. In addition, effective March 31, 2013, the Company terminated its management agreement with Sequel Power.

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

As of March 31, 2013, the Company’s investment in Convertible Promissory Note consisted solely of the investment in NanoVibronix.  That note bears interest at a rate of 10% per year compounded annually and matures on November 15, 2014.  Interest is accrued and recognized quarterly.  As of March 31, 2013 and 2012 the Convertible Promissory Note balance was $345 and $312 respectively consisting of the original $300 investment and $45 and $12, respectively in accrued interest.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments. Substantially all of the Company’s liquid investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the United States. Prior to our exit from our historical core operations, the Company performed ongoing credit evaluations of its customers and generally required no collateral. The Company no longer maintains reserves for potential credit losses. Write-offs of accounts receivable during the periods presented have been insignificant.

As of March 31, 2013, one customer accounted for 100% of the Company’s accounts receivable balance.  As of March 31, 2012, the balance in accounts receivable was $7 and was classified as an asset of discontinued operations.

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

Intangible Assets

Intangibles include acquired technology, customer relationships, non-compete agreements, patents and trademarks that are amortized on a straight-line basis over periods ranging from 3 years to 10 years.  The Company performs an ongoing review of its identified intangible assets to determine if facts and circumstances exist that indicate the useful life is shorter than originally estimated or the carrying amount may not be recoverable.  If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flow associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Intangible assets, except for trade names, are amortized on a straight-line basis.  Intangible assets related to trade names are not amortized.  The Company tests for impairment at least annually.  The amortization expense included in cost of revenue is related to the acquired software and is amortized on a straight line basis over the expected life of the asset, which the Company believes to be ten years.

No impairment charges for intangible assets were recorded for the fiscal years ended 2013 and 2012.  Prior to the acquisition of CollabRx, all of the Company’s historical intangible assets, other than those related to NLD and Compact, were included in the asset sale of the DRIE product line to SPTS.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. No impairment charges for intangible assets were recorded for the fiscal years ended 2013 and 2012, respectively, since all of the Company’s historical intangible assets, other than those related to NLD and Compact, were included in the asset sale of the DRIE product line to SPTS.   As the Company’s NLD patents and intellectual property were all internally developed (except for those acquired in connection with the Simplus acquisition, which were subsequently written-off) the value of the Company’s NLD technology had no recorded value prior to sale.

Long-lived assets also consist of property, plant and equipment.  The Company recorded disposal losses of $17 and $51 for fixed assets for the fiscal years ended March 31, 2013 and 2012, respectively.  In fiscal year 2013, the Company disposed of certain assets in connection with the relocation of its main offices from Petaluma, CA to San Francisco, CA.

Pension Obligations

The Company has been closing and/or liquidating all of its wholly-owned subsidiary companies, not already sold, including Tegal Germany.  Prior pension obligations were related only to those foreign subsidiaries.  The subsidiaries are now included in discontinued operations.  The total pension liability for the fiscal years ended March 31, 2013 and 2012 was $0.   The pension liability was settled on October 6, 2011.  The Company has no future pension obligations.

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

For fiscal years 2013 and 2012, the Company had zero reserves for potential credit losses as such risk was determined to be immaterial. Write-offs during the periods presented have been insignificant.  The Company previously maintained an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments for system sales. As of March 31, 2013, the balance in accounts receivable was $250.  As of March 31, 2012, the balance in accounts receivable was $7 and was classified as an asset of discontinued operations.

Revenue Recognition

Each contract sale of our interpretive data is evaluated individually in regard to revenue recognition.  We had integrated in our evaluation the related guidance included in Accounting Standards Codification (“ASC”) Topic 605 – “Revenue Recognition”. We recognized revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectability is reasonably assured.

For arrangements that include multiple deliverables, we identify separate units of accounting based on the guidance under ASC 605-25 “Multiple Element Arrangements”, which provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting, if certain criteria are met.  The consideration of the arrangement is allocated to the separate units of accounting using the relative selling price method.  Applicable revenue recognition criteria are considered separately for each separate unit of accounting.

Revenue from fixed price contracts is recognized primarily under the percentage of completion method.  Under this method we recognize estimated contract revenue and resulting income based on costs incurred to date as a percentage of the total estimated costs as we consider this model to best reflect the economics of these contracts.  In such contracts, the Company’s efforts, measured by time incurred, typically represents the contractual milestones or output measure.

Income Taxes

      We account for income taxes in accordance with ASC Topic 740 – “Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2013 and 2012, we have recorded a full valuation allowance for our deferred tax assets based on our past losses and uncertainty regarding our ability to project future taxable income. In future periods, if we are able to generate income we may reduce or eliminate the valuation allowance.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718 – “Compensation-Stock Compensation” ("ASC 718") which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period.

We have adopted several stock plans that provide for issuance of equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards.  These equity awards generally vest ratably over a four-year period on the anniversary date of the grant, and stock options expire ten years after the grant date.  Certain restricted stock awards may vest on the achievement of specific performance targets.  We also have an Employee Stock Purchase Plan (“ESPP”) that allows qualified employees to purchase shares of common stock at 85% of the fair market value on specified dates.

Comprehensive Loss

Comprehensive (loss) is defined as the change in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss) for the Company is attributable to foreign currency translation adjustments.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC Topic 820, Fair Value Measurement. The purpose of ASU 2011-04 is to clarify the intent about the application of existing fair value measurement and disclosure requirements and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The adoption of the provisions of ASU 2011-04 did not have a material impact to our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update requires entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and entities will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. Reclassification adjustments between other comprehensive income and net income will be presented separately on the face of the financial statements. We have adopted the presentation methodology for the years ended March 31, 2013 and 2012.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies how entities test indefinite-lived intangible assets, other than goodwill, for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements ("ASU 2012-04"), which makes certain technical corrections and “conforming fair value amendments” to the FASB Accounting Standards Codification. The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics. These provisions of the amendment are effective upon issuance, except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012. The provisions of ASU 2012-04 are not expected to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for all interim and annual periods beginning after December 15, 2012, with early adoption permitted. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05,Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). ASU 2013-05 clarifies that when a parent reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. Early adoption is permitted; however, if an entity elects to early adopt ASU 2013-05, it should be applied as of the beginning of the entity's fiscal year of adoption. Prior periods should not be adjusted. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial statements.

Note 2.  Balance Sheet and Statement of Operations Detail

Property and equipment, net, consisted of:

	March 31,
	2013	2012

Furniture	$132	$58
Office Equipment	51	62
Leasehold Improvements	5	-
Total	188	120
Accumulated Depreciation	(29)	(13)
Disposals	(17)	(51)
Total Property and Equipment	142	56

Depreciation expense for years ended March 31, 2013 and 2012 was $16 and $9, respectively.

Note 3. Intangible Assets

With the acquisition of CollabRx, as of March 31, 2013, the Company’s intangible assets net value was $1,490. The Company does not amortize the Trade Name as it has an indefinite life subject to annual impairment tests. The net book value of Goodwill was $603.

As of March 31, 2013, intangible assets, net consisted of the following:

	Gross	Accumulated Amortization	Net
Developed Technology	$719	$(56)	$663
Customer Relationships	433	(65)	368
Trade Name	346	-	346
Non Compete Agreement	151	(38)	113
Total	$1,649	$(159)	$1,490

Amortization expense was $160 and $0 in fiscal 2013 and 2012, respectively.

Year Ending March 31,	Estimated Amortization Expense
2014	$209
2015	209
2016	171
2017	159
2018	94
Thereafter	648
$1,490

The Company sold all remaining intangibles, except the NLD related patents, to SPTS on February 9, 2011.  The Company retained the internally developed NLD patents and has sold all but nine of those patents to third parties as of March 31, 2013.  The remaining patents are being offered for sale to third parties.  These assets have a net value of zero as they were internally developed.

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

Basic net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Year Ended March 31,
	2013	2012

Loss from continuing operations	$(3,973)	$(4,543)

Income from discontinued operations, net of taxes	45	3,114

Net loss applicable to common stockholders	$(3,928)	$(1,429)
Basic and diluted:
Weighted-average common shares outstanding	1,856	1,689

Weighted-average common shares used in per share computation	1,856	1,689

Net loss per share from continuing operations:
Basic and diluted	$(2.14)	$(2.69)
Net income per share from discontinued operations:
Basic and diluted	$0.02	$1.84
Net loss per share:
Basic and diluted	$(2.12)	$(0.84)

Outstanding options, warrants and RSUs of 448,986 and 365,580, at a weighted-average exercise price of $7.23 and $8.85, on March 31, 2013 and 2012, respectively, were not included in the computation of diluted net (loss) income per common share for the periods presented as a result of their anti-dilutive effect.  Such securities could potentially dilute earnings per share in future periods.

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

The transaction closed immediately after execution of the Asset Purchase Agreement. The consideration paid by SPTS totaled approximately $2.1 million, comprised of approximately $0.5 million of Assumed Liabilities and $1.6 million in cash, of which $200 in cash was held in escrow for one year after the closing of the transaction to satisfy any indemnification obligations of the Company under the Asset Purchase Agreement.

The assets and liabilities of discontinued operations are presented separately under the captions “Other assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the accompanying consolidated balance sheets at March 31, 2013 and 2012 and consist of the following:

	March 31,
	2013	2012

Assets of Discontinued Operations:
Accounts and other receivables	$4	$410
Prepaid expenses and other current assets	7	8
Total assets of discontinued operations	$11	$418

Liabilities of Discontinued Operations:
Accrued expenses and other current liabilities	$16	$246
Total liabilities of discontinued operations	$16	$246

Discontinued assets and liabilities at March 31, 2013 are solely related to a foreign subsidiary.  Until authorization is received from the governing tax authority allowing final closure of the subsidiary, these amounts will continue to be recognized.

In the third quarter of fiscal year 2013, the Company also recognized a non-cash gain of $54 in discontinued operations as a result of the net settlement of legal expenses related to closing a foreign subsidiary, offset by operating expenses related to the DRIE operations.

On May 7, 2012, the Company received a VAT refund related to discontinued operations in its former French subsidiary in the amount of 312 Euros.  As of March 31, 2012, this amount was recognized in other assets of discontinued operations.  The settlement of this outstanding amount due is classified as a reduction of assets of discontinued operations.  The related foreign exchange gain was classified as a gain on the sale of discontinued operations in the first quarter of the current fiscal year.

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

In fiscal year 2012, the Company recognized $3,750 from the sale of the nanolayer deposition, or “NLD” patents.  As these assets were internally developed, there was a corresponding zero book value.  The NLD revenue is recognized in discontinued operations, along with the related costs of $820, which includes $772 in commission expense.  During the fiscal year ended March 31, 2012, the Company, as part of the proposed sale of its intellectual property portfolio for NLD, awarded three of the four offered lots to multiple semiconductor equipment manufacturers.  The Company finalized the sale transaction of the first lot on December 23, 2011 and finalized the sale of the second lot on January 13, 2012.  While the third lot has expired, it is currently under consideration by a new buyer.  The Company hopes to finalize that transaction in the next fiscal year.  Sales of NLD patents in future periods will also be recognized in discontinued operations, as well all related expenses to finalize the sales.  NLD is a process technology that bridges the gap between high throughput, non-conformal chemical vapor deposition (“CVD”) and highly conformal, low throughput atomic layer deposition (“ALD”).  The portfolio included over 35 US and international patents in the areas of pulsed-CVD, plasma-enhanced ALD, and NLD.  The Company has sold all but nine of those patents to third parties as of March 31, 2013.

Total revenue from discontinued operations for fiscal years 2013 and 2012 was $0.   The total income from discontinued operations, including income tax expense (benefit), was $45 and $3,114, for the same years, respectively, and included the reclassification of operating expenses related to the manufacture, design, marketing and servicing of the DRIE operations including foreign exchange adjustments and income tax expense (benefit).    The gain in fiscal year 2012 results primarily from the sale of the NLD patents.

Note 6.  Income Taxes

The deferred tax asset valuation allowance as of March 31, 2013 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, net operating loss carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding our ability to realize the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses, and the lack of carryback capacity to realize deferred tax assets.

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
We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the year ended March 31, 2013 includes no interest. As of March 31, 2013, we have no accrued interest and penalties related to uncertain tax positions.

Components of loss from continuing operations before income taxes is attributed to the following geographic locations for the years ended March 31, 2013 and 2012 (in thousands):

Year ended March 31,	2013	2012

Domestic	$(4,056)	$(4,543)
Foreign	-	-
Loss from continuing operations before income tax expense (benefit)	$(4,056)	$(4,543)

Components of income tax expense (benefit) for the years ended March 31, 2013 and 2011 consisted of the following (in thousands):

Year ended March 31,	2013	2012

Current:
U.S. Federal	$-	$-
State and Local	-	-
Foreign (credit)	-	-
Total current tax expense (benefit)	-	-
Deferred
U.S. Federal	(83)	-
State and Local	-	-
Foreign (credit)	-	-
Total deferred tax expense	(83)	-

Total income tax expense (benefit)	$(83)	$-

The income tax expense (benefit) for the years ended March 31, 2013 and 2012 differed from the amounts computed by applying the statutory U.S. federal income tax rate as  follows (in thousands):

Year ended March 31,	2013	2012

Federal tax expense (benefit) at U.S. Statutory Rate	$(1,335)	$(486)
State tax expense (benefit) net of federal tax effect	(246)	(90)
Change in valuation allowance	4,572	26
Tax effect of acquired net operating loss carryforwards	(3,123)	-
Other items	49	550
Total income tax benefit	$(83)	$-

Components of deferred taxes are as follows (in thousands):

Year ended March 31,	2013		2012

Accruals, reserves and other	S	1,740	$1,566
Net operating loss carryforwards		43,446	38,140
Credit carryforward		2,237	2,233
Uniform cap adjustment		-	-
Impairment on investment		-	548
Other		484	848

Gross deferred tax assets		47,907	43,335
Valuation allowance		(47,907)	(43,335)
Net deferred tax asset		$-	$-

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

Tabular Reconciliation of Unrecognized Tax Benefits

Ending Balance at March 31, 2011	$844
Increase/(Decrease) of unrecognized tax benefits taken in prior years	-
Increase/(Decrease) of unrecognized tax benefits related to current year	3
Increase/(Decrease) of unrecognized tax benefits related to settlements	-
Reductions to unrecognized tax benefits related to lapsing statute of limitations	(14)
Ending Balance at March 31, 2012	833
Increase/(Decrease) of unrecognized tax benefits taken in prior years	-
Increase/(Decrease) of unrecognized tax benefits related to current year	2
Increase/(Decrease) of unrecognized tax benefits related to settlements	-
Reductions to unrecognized tax benefits related to lapsing statute of limitations	(13)
Ending Balance at March 31, 2013	$822

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

Total interest and penalties included in the statement of operations for the year ended March 31, 2013 is zero.  It is the Company’s policy to include interest and penalties related to uncertain tax positions in tax expense.

We have recorded no net deferred tax assets for the years ended March 31, 2013 and 2012, respectively.  The Company has provided a valuation allowance of $48.0 million and $43.0 million at March 31, 2013 and 2012, respectively.  The valuation allowance fully reserves all net operating loss carryforwards, credits and non-deductible accruals and reserves, for which realization of future benefit is uncertain.  The realization of net operating losses may be limited due to change of ownership rules.  The valuation allowance increased by $5.0 million in fiscal 2013 and increased by $0.4 million during fiscal 2012.

At March 31, 2013, the Company has net operating loss carryforwards of approximately $111.8 million and $64.9 million for federal and state tax purposes, respectively.  The federal net operating loss carryforward will begin to expire in the year ended March 31, 2020 and the state of California began to expire as of March 31, 2013.

At March 31, 2013, the Company also has research and experimentation credit carryforwards of $1.3 million and $0.8 million for federal and state income tax purposes, respectively.  A portion of the federal credit began to expire in the year ended March 31, 2012 and the state of California will never expire under current law.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a corporation during a certain time period.  In the event the Company had incurred a change in ownership, utilization of the carryforwards could be significantly restricted

Note 7.  CollabRx Acquisition

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

The purchase price for the CollabRx acquisition was allocated as follows:

PURCHASE PRICE ALLOCATION FOR ACQUISITION OF COLLABRX

Assets acquired:
Developed Technology	$720
Customer Relationships	433
Trade Name	346
Non Compete Agreement	151
Cash	476
AP and accrueds	(333)
Deferred tax liability	(664)
Goodwill	603
Total Acquired Assets, net	$1,732

Purchase Price summary:	$932
Common Stock Consideration	500
Promissory Note Assumed	300
Loan/Note Payable assumed	$1,732

CollabRx offers cloud-based expert systems that provide clinically relevant interpretive knowledge to institutions, physicians, researchers and patients for genomics-based medicine in cancer and other diseases to inform health care decision making.  With access to over 50 clinical and scientific advisors at leading academic institutions and a suite of tools and processes that combine artificial intelligence-based analytics with proprietary interpretive content, CollabRx is well positioned to participate in the $300 billion value-added “big data” opportunity in the US health care market (as reported by McKinsey Global Institute), over half of which specifically targets areas in cancer and cancer genomics.   The Company recognized $83 in tax benefit in the year ended March 31, 2013 regarding the deferred tax liability related to this acquisition.

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

Note 8.  Commitments and Contingencies

The Company has several non-cancelable operating leases, primarily for general office space, that expire over the next two years.  We have no capital leases at this time. Future minimum lease payments under these leases are as follows:

Operating
Year Ending March 31,	Leases

2014	$121
2015	123
2016	126
2017	129
2018	54
Total minimum lease payments	$553

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to discontinued operations, net of sublease income, was $0 and $12, during the years ended March 31, 2013 and 2012, respectively.  Rent expense for operating leases related to continuing operations, net of sublease income, was $79 and $60, during the years ended March 31, 2013 and 2012, respectively.

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

Note 9.  Sale of Common Stock and Warrants

During fiscal year 2013, the Company entered into a contract with certain consultants of the Company pursuant to which the Company granted stock options in lieu of some cash payments, dependent upon the continuation of the contract and the achievement of certain performance goals.

During the fiscal year 2011, the Company issued 185,777 warrants valued at $1,645 using the Black-Scholes option pricing model with an exercise price at the market value on the day of the grant (the date the Formation and Contribution Agreement was signed) and an average interest rate of 1.62% and a four year life.  The Company booked $0 of expense for warrants previously issued.  Currently, there are 92,888 warrants outstanding from the original grant.  The balance of the original grant were irrevocably assigned and transferred unto the Company for cancelation by Sequel Power.  In exchange, the Company agreed to waive receivables related to certain fees earned under its Services Agreement with Sequel Partners and its 25% ownership interest in Sequel Power.

During the fiscal year 2012, the Company issued no warrants.  The Company booked $0 of expense for warrants previously issued.

During the fiscal year 2013, the Company issued no warrants.  The Company booked $0 of expense for warrants previously issued.

At March 31, 2013, there were 8,348 warrants outstanding, with an average exercise price of $30.   The last of these warrants expire in September 2013.

Note 10.  Employee Benefit Plans

The number of shares indicated in the following employee benefit stock plans reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

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

2007 Incentive Award Plan

Pursuant to the terms of the Company’s 2007 Equity Participation Plan (“2007 Equity Plan”), which was authorized as a successor plan to the Company’s 1998 Equity Incentive Plan and Director Option Plan, an aggregate of 200,000 shares of common stock is available for grant pursuant to the 2007 Equity Plan, plus the number of shares of common stock which are or become available for issuance under the 1998 Equity Plan and the Director Option Plan and which are not thereafter issued under such plans. The 2007 Equity Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards.  The option exercise price of all stock options granted pursuant to the 2007 Equity Plan will not be less than 100% of the fair market value of the common stock on the date of grant. Stock options may be exercised as determined by the Board, but in no event after the tenth anniversary date of grant, provided that a vested nonqualified stock option may be exercised up to 12 months after the optionee's death.  Awards granted under the 2007 Equity Plan are generally subject to vesting at the discretion of the Committee.  As of March 31, 2013, 7,871 shares were available for issuance under the 2007 Equity Plan.

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

Employee Qualified Stock Purchase Plan

The Company has offered an employee qualified stock purchase plan (“Employee Plan”) under which rights are granted to purchase shares of common stock at 85% of the lower of the market value of such shares at the beginning of a six month offering period or at the end of that six month period. Under the Employee Plan, the Company is authorized to issue up to 16,667 shares of common stock. There were no common stock shares purchased in fiscal years 2013 or 2012.  Shares available for future purchase under the Employee Plan were 741 at March 31, 2013.

Savings and Investment Plan

The Company has established a defined contribution plan that covers substantially all U.S. employees. Employee contributions of up to 4% of each U.S. employee’s compensation will be matched by the Company based upon a percentage to be determined annually by the Board. Employees may contribute up to 15% of their compensation, not to exceed a prescribed maximum amount. The Company made contributions to the plan of $24 and $12, in the years ended March 31, 2013 and 2012, respectively.

Note 11.  Stock Based Compensation

The share amounts and share prices reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

A summary of stock option and warrant activity during the year ended March 31, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in Years)	Value
Beginning outstanding	127,833	$19.24
Granted	191,999	$3.82
Forfeited	(36,379)	$4.02
Expired	(19,577)	$17.68

Ending outstanding	263,876	$10.23	7.55	$-
Ending vested and expected to vest	263,807	$10.22	7.56	$-
Ending exercisable	150,722	$14.99	6.18	$-

The aggregate intrinsic value of options and warrants outstanding at March 31, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of March 31, 2013.

The weighted-average estimated grant date fair value, as defined by ASC 718 for stock options granted during fiscal 2013 and 2012, was $2.82 and $3.43, per option, respectively.

The following table summarizes information with respect to stock options and warrants outstanding as of March 31, 2013:

						Weighted-
			Weighted-			Average
		Number	Average		Number	Exercise
		Outstanding	Remaining	Weighted-	Exercisable	Price
		As of	Contractual	Average	As of	As of
Range of		March 31,	Term	Exercise	March 31,	March 31,
Exercise Prices		2013	(in years)	Price	2013	2013
$2.90	$6.00	164,329	9.31	$3.81	51,244	$3.73
6.25	11.70	45,358	5.64	11.50	45,358	11.50
17.80	28.10	39,269	4.47	21.63	39,244	21.63
34.20	61.80	14,006	2.18	43.95	13,998	43.95
61.94	151.94	854	1.44	89.52	832	89.52
152.21	285.00	58	0.54	174.00	46	174.00
286.72	300.27	2	0.00	-	-	-

$2.90	$300.27	263,876	7.55	$10.23	150,722	$14.99

No shares were granted under the Employee Stock Purchase Plan during fiscal years 2013 and 2012.

The Company used the following valuation assumptions to estimate the fair value of options granted for the years ended March 31, 2013 and 2012, respectively:

STOCK OPTIONS:	2013	2012
Expected life (years)	6.0	6.0
Volatility	156.8%	154.9%
Risk-free interest rate	0.65%	1.04%
Dividend yield	0%	0%

Valuation and Other Assumptions for Stock Options

Valuation and Amortization Method.    The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. We estimate the fair value using a single option approach and amortize the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

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

The Company does not use multiple share-based payment arrangements.

Restricted Stock Units

The following table summarizes the Company’s restricted stock award activity for the period ended March 31, 2013:

	Number	Weighted- Average
	of	Grant Date
	Shares	Fair Value
Balance March 31, 2012	236,541	$2.11
Granted	318,417	$3.84
Forfeited	(279,760)	$3.51
Released	(27,740)
Vested	(63,554)	$2.73
Balance, March 31, 2013	183,904	$2.67

The weighted-average estimated grant date fair value, as defined by ASC Topic 718 for restricted stock awards granted during fiscal 2013 and 2012 was $3.84 and $1.79, per award, respectively.

As of March 31, 2013 there was $380 of total unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted-average period of 2.11 years.

As of March 31, 2013 there was $261 of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 3.12 years.

Total stock-based compensation expense related to stock options and RSUs for the years ended March 31, 2013 and 2012 was $695 and $175, respectively.

Note 12.  Geographical and Segment Information

As of March 31, 2013, the Company’s sources of revenue were the project activities of Sequel Power and the Company’s commercialization efforts with respect to its acquisition of CollabRx.  The Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  For all periods presented, net sales by geographic region were all in the United States.

For fiscal year 2013, the Company operated in two segments through its earnings of project service revenues as a result of its contribution agreement with Sequel Power as well as in the medical technology information market.  On March 31, 2013, Sequel Power irrevocably assigned and transferred unto the Company for cancelation the balance of its Warrants representing the right to purchase 44,578 shares of the Company’s common stock.  In exchange, the Company agreed to waive receivables related to certain fees earned under its Services Agreement with Sequel Partners and its 25% ownership interest in Sequel Power. In addition, effective March 31, 2013, the Company terminated its management agreement with Sequel Power.

CollabRx, will form the core of our business and operations going forward.

	Revenue for the
	Year Ended March 31,
	2013	2012
Segment Revenue:
Genomics based technology information	$300	$-
Solar power management services	100	100
Total revenue	$400	$100

Revenues for each period presented are all part of continuing operations.  No revenues for the fiscal years 2013 and 2012 have been reclassified to discontinued operations.  All revenues of continuing operations are attributed to the United States.

     Until February 9, 2011, the Company’s sales were primarily to manufacturers. The composition of our top five customers changed from year to year.  In fiscal year 2013, three customers accounted 100% of our revenues.  In fiscal year 2012, one customer, Sequel Power, accounted for 100% of project service related sales.

Long-lived assets consist of property, plant and equipment and are attributed to the geographic location in which they are located.

All long-lived assets are located in the United States and are included in continuing operations.  There are no long-lived assets in discontinued operations.

Note 13.  Investment in Unconsolidated Affiliate

On January 14, 2011,  Tegal, se2quel Partners LLC, a California limited liability company and Sequel Power LLC, a newly formed Delaware limited liability company (“Sequel Power”), entered into a Formation and Contribution Agreement (the “Contribution Agreement”).  Sequel Power was focused on the promotion of solar power plant development projects worldwide, the development of self-sustaining businesses from such projects, including but not limited to activities relating to and supporting, developing, building and operating solar photovoltaic fabrication facilities and solar farms, and the consideration of other non-photovoltaic renewable energy projects.  se2quel Partners is owned by Ferdinand Seemann, who previously served as an independent member of the Company’s Board of Directors.  Pursuant to the Formation and Contribution Agreement, Tegal contributed $2 million in cash to Sequel Power in exchange for an approximate 25% ownership interest in Sequel Power.  In addition, Tegal issued warrants (“Warrants”) to se2quel Partners and se2quel Management GmbH, a German limited liability company, to purchase an aggregate of 185,777 shares of the Company’s common stock at an exercise price of $3.15 per share.  The warrants are exercisable for a period of four years.  On March 21, 2012, Sequel Power irrevocably assigned and transferred unto the Company for cancelation a portion of warrants representing the right to purchase 48,310 shares of the Company’s common stock.  In exchange, the Company agreed to waive the collection of certain earned fees under its Services Agreement with Sequel Partners.  On March 21, 2013, Sequel Power irrevocably assigned and transferred unto the Company for cancelation the balance of its Warrants representing the right to purchase 44,578 shares of the Company’s common stock.  In exchange, the Company agreed to waive receivables related to certain fees earned under its Services Agreement with Sequel Partners and its 25% ownership interest in Sequel Power. In addition, effective March 21, 2013, the Company terminated its management agreement with Sequel Power.

The descriptions of the Formation and Contribution Agreement and the warrants are qualified in their entirety by reference to the full text of such documents, copies of which were filed as exhibits to the Form 8-K report on January 21, 2011.

The Company reviews the investment for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value has occurred.  In the fiscal year ended March 31, 2013, we recorded no impairment to our investment in Sequel Power.  We concluded in fiscal year ended March 2012, that the market value of our investment in Sequel Power was less than our carrying values in the current economic environment.

The value on the balance sheet of Sequel Power at fiscal year end March 31, 2012, prior to the impairment was approximately $1,377 which represented our investment in the value of Sequel Power.  At that time, we concluded the intangible asset had a value of zero.  This valuation was based upon the fact that the business model of Sequel Power was under review by Sequel Power’s management.  Sequel Power’s management was researching other possibilities for the direction of the company which may or may not used its proprietary solar development model in the future.  Additionally, at that time, there was uncertainty that Sequel Power would be able to continue as a going concern and its survivability was at risk.  The undiscounted expected future cash flows were less than the pre-impairment carrying value of the assets, and an impairment loss was recognized based on the excess of the carrying amount over the fair value of the assets.   Based on these facts, the Company took an impairment charge of its Sequel investment in the amount of $1,377.

Note 14.   Subsequent Events

None.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.   As of March 31, 2013, management performed, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on the evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of March 31, 2013 such disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of March 31, 2013.  Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of March 31, 2013 has not been audited by Burr Pilger Mayer, Inc., an independent registered public accounting firm, as stated in their report appearing above.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

We have filed, or incorporated by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLABRX, INC.

	By:	/s/ THOMAS R. MIKA
Thomas R. Mika
President, Chief Executive Officer and Chairman of the Board

Dated: June 27, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas R. Mika, his attorney-in-fact and agent, each with the  power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS R. MIKA	President, CEO, and Chairman of the Board	June 27, 2013
Thomas R. Mika	(Principal Executive Officer)

/s/ THOMAS R. MIKA	Acting Chief Financial Officer (Principal	June 27, 2013
Thomas R. Mika	Acting Financial and Accounting Officer)

/s/ JEFFREY M. KRAUSS	Director	June 27, 2013
Jeffrey M. Krauss

/s/ CARL MUSCARI	Director	June 27, 2013
Carl Muscari

/s/ GILBERT BELLINI	Director	June 27, 2013
Gilbert Bellini

/s/ JAMES KARIS	Director	June 27, 2013
James Karis

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated June 29, 2012, by and among Tegal Corporation, CLBR Acquisition Corp., CollabRx, Inc. and CommerceOne, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2012).

3.1
Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2007; Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 30, 2007; Exhibit 3.1 to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 14, 2011; Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2011; and Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2012).

3.2	Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 included in Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006).

4.1
Stockholders Agreement, dated July 12, 2012, by and among Tegal Corporation and the stockholders identified therein (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2012).

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

**10.9
Restricted Stock Unit Awards between Tegal Corporation and each of Thomas Mika and Christine Hergenrother, each dated October 7, 2010, (incorporated by reference on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010).

10.10
Warrant issued to se2quel Partners LLC dated January 14, 2011 (incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2011).

10.11
Warrant issued to se2quel Management GmbH dated January 14, 2011 (incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2011).

10.12
Warrant Transfer Agreement and replacement Warrants issued dated March 31, 2012 (incorporated by reference to Exhibit 99.5 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2012).

10.13	Warrant Transfer Agreement issued dated March 31, 2013 (included in Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2013).

**10.14
Employment Agreement, dated June 29, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2012).

10.15
Agreement Not to Compete, dated July 12, 2012, by and between Tegal Corporation and Jay M. Tenenbaum (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2012).

10.16
Promissory Note issued by Tegal Corporation on July 12, 2012 to Jay M. Tenenbaum (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2012).

10.17
Promissory Note issued by Tegal Corporation on July 12, 2012 to CommerceNet (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2012).

**10.18
Restricted Stock Unit Award Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2012).

10.19
Indemnity Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2012).

**10.20
Amendment No. 1 to Employment Agreement, dated as of December 7, 2012, by and between CollabRx, Inc. and James M. Karis (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2012).

**10.21
Amendment No. 1 to Restricted Stock Unit Award Agreement, dated as of December 7, 2012, by and between CollabRx, Inc. and James M. Karis (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2012).

**10.22
Employment Agreement, dated February 12, 2013, by and among CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013).

**10.23
Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Smruti Vidwans, (included in Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2013). *

**10.24
Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Michelle Turski, (included in Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2013). *

**10.25
Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Lisandra West, (included in Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2013). *

**10.26
Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Gavin Gordon, (included in Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2013). *

**10.27
Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and John Randy Gobbel, (included in Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2013). *

**10.28
Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and George Lundberg, (included in Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2013). *

**10.29
Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Jeff Shrager, (included in Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2013). *

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – Burr Pilger Mayer, Inc.

24.1	Power of Attorney (included on signature page hereto).

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Acting Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer and Acting Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Included in Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2013.
** Management contract for compensatory plan or arrangement.