Form 10-Q
period 2013-06-30
CollabRx, Inc.
filed 2013-08-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2013

or

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

As of August 6, 2013, there were 1,952,960 shares of the Registrant’s common stock outstanding.

COLLABRX, INC.  AND SUBSIDIARIES

Formerly TEGAL CORPORATION

Index
PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

COLLABRX, INC.  AND SUBSIDIARIES
Formerly TEGAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	March 31,
	2013	2013 *
ASSETS
Current assets:
Cash and cash equivalents	$3,424	$4,039
Accounts receivable	270	250
Prepaid expenses and other current assets	199	102
Other assets of discontinued operations	--	11
Total current assets	3,893	4,402
Property and equipment, net	139	142
Intangible assets, net	1,438	1,490
Goodwill	603	603
Investment in convertible promissory note	353	345
Total assets	$6,426	$6,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$208	$167
Common stock warrant liability	7	10
Liabilities of discontinued operations	--	16
Total current liabilities	215	193
Deferred tax liability	561	581
Promissory note	505	504
Other long term liabilities	12	-
Total liabilities	1,293	1,278

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock, $0.01 par value; 50,000,000 shares authorized; 1,952,960 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	19	19
Additional paid-in capital	130,686	130,602
Accumulated other comprehensive loss	--	(142)
Accumulated deficit	(125,572)	(124,775)
Total stockholders’ equity	5,133	5,704
Total liabilities and stockholders’ equity	$6,426	$6,982

*   Derived from the Company’s audited consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

Index

COLLABRX, INC. AND SUBSIDIARIES
Formerly TEGAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2013	2012

Revenue	$270	$--
Revenue - related party	--	25
Total revenue	270	25
Cost of revenue	18	--
Gross profit	252	25
Operating expenses:
Engineering	213	--
Research and development	130	--
Sales and marketing	59	--
General and administrative	559	712
Total operating expenses	961	712
Operating loss	(709)	(687)
Other income, net	10	9
Loss before income tax benefit	(699)	(678)
Income tax benefit	(20)	--
Loss from continuing operations	(679)	(678)
Loss from discontinued operations, net of taxes	(118)	(1)

Net loss	(797)	(679)

Foreign currency translation	--	--
Comprehensive loss	$(797)	$(679)

Net loss per share from continuing operations:
Basic and diluted	$(0.35)	$(0.40)
Net loss per share from discontinued operations:
Basic and diluted	$(0.06)	$(0.00)
Net loss per share:
Basic and diluted	$(0.41)	$(0.40)

Weighted-average shares used in per share computation:
Basic and diluted	1,953	1,689

See accompanying notes to condensed consolidated financial statements.

Index
COLLABRX, INC. AND SUBSIDIARIES
Formerly TEGAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(797)	$(679)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	84	54
Fair value adjustment of common stock warrants	(3)	(1)
Depreciation	7	3
Amortization of intangible assets	52	--
Accrued interest note receivable	(8)	(8)
Accrued interest promissory note	1	--
Tax benefit related to intangibles	(20)	--

Changes in operating assets and liabilities:
Accounts receivable	(20)	--
Prepaid expenses and other assets	(97)	37
Accounts payable, accrued expenses and other liabilities	53	(102)
Current assets and liabilities from discontinued operations	137	367
Net cash used in operating activities	(611)	(329)
Cash flows from investing activities:
Acquisition of property and equipment	(4)	--
Issuance of note receivable	--	(300)
Net cash used in investing activities	(4)	(300)
Net decrease in cash and cash equivalents	(615)	(629)
Cash and cash equivalents at beginning of period	4,039	7,820
Cash and cash equivalents at end of period	$3,424	$7,191

See accompanying notes to condensed consolidated financial statements.

Index
COLLABRX, INC. AND SUBSIDIARIES
Formerly TEGAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share and per share data, unless otherwise noted)

1.      Description of Business and Summary of Significant Accounting Policies:

CollabRx, Inc., a Delaware corporation (“CollabRx,” the “Company” or “we,” “us,” and “our”), is the recently renamed Tegal Corporation, a Delaware corporation (“Tegal”), which acquired a private company of the same name on July 12, 2012.  Following approval by its stockholders on September 25, 2012, Tegal amended its charter and changed its name to “CollabRx, Inc.” (the “Name Change”).

Tegal was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Tegal’s predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. Tegal completed its initial public offering in October 1995.

The Company’s consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred net losses of $797 and $679 for the three months ended June 30, 2013 and 2012, respectively.  We used $611 and $329 of cash in operating activities for the three months ended June 30, 2013 and 2012, respectively.  We believe that our existing cash and cash equivalents will be adequate to fund operations through fiscal year 2014.

CollabRx offers cloud-based expert systems that provide clinically relevant interpretive knowledge to institutions, physicians, researchers and patients for genomics-based medicine in cancer and other diseases to inform health care decision-making.  Our reference to the “cloud” is meant that a product or service can be delivered via the Internet, usually on a pay-for-use or subscription basis, versus the purchase and installation of enterprise-based software, which typically requires investments in both software and hardware, often also requiring large-scale customization efforts. With access to approximately 75 clinical and scientific advisors at leading academic institutions and a suite of tools and processes that combine artificial intelligence-based analytics with proprietary interpretive content, the Company is well positioned to participate in the value-added “big data” opportunity in the US health care.  We use the term “big data” to refer to datasets whose size is beyond the ability of typical database software tools to capture, store, manage, and analyze.

The physicians and researchers within our network of advisors have agreed to participate in our efforts for an indefinite term, on an uncompensated basis, and without a formal agreement.  The board assignments, biographies and current affiliations of all of our advisors are posted on our website.

Discontinued Operations

Since 2009, the Company has engaged in a process of transitioning away from its legacy lines of business in semiconductor capital equipment. As a result of the sale of the Company’s Deep Reactive Ion Etch (“DRIE”) assets in the fiscal year 2011, and in accordance with generally accepted accounting principles (“GAAP”), the DRIE business operations related to the designing, manufacturing, marketing and servicing of systems and parts within the semiconductor industry has been presented in discontinued operations in our condensed consolidated financial statements.   The exit from the DRIE operation was essentially completed by the end of the fourth quarter of our 2011 fiscal year.  However, the Company retained its intellectual property portfolio for Nanolayer Deposition Technology (“NLD”).  During fiscal year 2012, the Company, as part of its proposed sale of its NLD portfolio, completed the sale transactions of two of four patent lots for approximately $3,750.  The Company continues to market the remaining lots to independent third parties.

The Company recognized a reclassification out of accumulated other comprehensive loss and into Loss from Discontinued Operations, net of taxes.  The reclassification is related to the recognition of a non-cash loss of $142 of foreign exchange differences from its former Tegal foreign subsidiaries, primarily as a result of the final closing of the former Tegal German subsidiary.   The Company received permission to close the German subsidiary in June 2013.  No further audits or reviews are anticipated by foreign taxing authorities.

Index

Basis of Presentation

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2013 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the financial statements in accordance with GAAP.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  The results of operations for the three months ended June 30, 2013 are not necessarily indicative of results to be expected for the entire year.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments.  The Company’s accounts receivable balance is also subject to credit risk. Substantially all of the Company’s liquid investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the United States.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company no longer maintains reserves for potential credit losses. There have been no write-offs during the periods presented.

For the three months ended June 30, 2012, Sequel Power, LLC (“Sequel Power”) accounted for all the Company’s revenue.  As of and for the three months ended June 30, 2013, Life Technologies and Everyday Health accounted for 93% and 7%, respectively, of the Company’s revenue and accounts receivable.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments having a maturity of three months or less on the date of purchase to be cash equivalents.

At June 30, 2013 and March 31, 2013, all of the Company’s current investments are classified as cash equivalents in the condensed consolidated balance sheets. At June 30, 2013 and March 31, 2013 the fair value of the Company’s investments approximated cost.

Promissory Notes

On July 12, 2012, Tegal completed the acquisition of CollabRx.  As part of the purchase price, Tegal issued promissory notes in the amount of $500 in exchange for the existing CollabRx indebtedness.  The principal amount of the promissory notes is payable in equal installments on the third, fourth and fifth anniversaries of the date of issuance, along with the accrued but unpaid interest as of such dates.  See Note 8, CollabRx Acquisition.

On November 22, 2011, the Company completed a $300 strategic investment in NanoVibronix, Inc., (“NanoVibronix”) a private company that develops medical devices and products that implement its proprietary therapeutic ultrasound technology.  The Company’s investment in NanoVibronix is in the form of a convertible promissory note that bears interest at a rate of 10% per year compounded annually and matures on November 15, 2014.  Principal and accrued interest under the convertible promissory note automatically converts into shares of Series B-1 Participating Convertible Preferred Stock of NanoVibronix upon the earlier to occur of (i) a $3,000 (or larger) equity financing by NanoVibronix or (ii) a sale of NanoVibronix.  In addition, the Company may convert principal and accrued interest under the convertible promissory note into shares of NanoVibronix Series B-1 Participating Convertible Preferred Stock at its election at any time.  In either case, the conversion price is $0.284 per share.

As of June 30, 2013 and March 31, 2013, the Convertible Promissory Note balance was $353 and $345, respectively, consisting of the original $300 investment and $53 and $45, respectively, in accrued interest.

Index

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

For the three months ended June 30, 2013 and 2012, respectively, the Company had zero reserves for potential credit losses as such risk was determined to be immaterial. The Company had zero write-offs during the periods presented.  The Company historically maintained an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments for system sales.

Revenue Recognition

Each contract sale of our interpretive data is evaluated individually in regard to revenue recognition.  We have integrated in our evaluation the related guidance included in Accounting Standards Codification (“ASC”) Topic 605 – “Revenue Recognition”. We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectability is reasonably assured.

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

Revenue from fixed price contracts is recognized primarily under the percentage of completion method.  Under this method we recognize estimated contract revenue and resulting income based on costs incurred to date as a percentage of the total estimated costs as we consider this model to best reflect the economics of these contracts.  In such contracts, the Company’s efforts, measured by time incurred, typically represents the contractual milestones or output measure.   If at any time during the contract period, we determine that a loss will occur, we recognize the loss in that period. Furthermore, if in previous periods a profit was recognized under the percentage-of completion method, the profit would be reversed during the period we determined a loss on the contract exists.

Derivative Instruments

In June 2008, the Financial Accounting Standards Board (“FASB“)  ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF Issue 07-05”) (Topic 815) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133 (Topic 815), Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments are potentially indexed to an entity’s own common stock.  EITF Issue No. 07-05 (Topic 815) became effective for fiscal years beginning after December 15, 2008.  The Company adopted Topic 815 as of April 1, 2009.  As a result, warrants to purchase 285,454 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $30.00-$495.00 and expired or will expire between February 2010 and September 2013. As such, effective April 1, 2009, the Company reclassified the fair value of these warrants, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue between February 2000 and January 2006.  On April 1, 2009, the Company reclassified $346 from additional paid-in capital, as a cumulative effect adjustment, to beginning accumulated deficit, and $502 to common stock warrant liability to recognize the fair value of such warrants on such date.  At June 30, 2013, the fair value of the warrants was $7, which was calculated using the Black-Scholes pricing model with the following weighted-average assumptions:  risk-free interest rate of 1.41%; expected life of 0.19 years; an expected volatility factor of 153.7%; and a dividend yield of 0.0%.  For the three months ended June 30, 2013 and 2012, respectively, the Company recorded non-cash gains of $3 and $1 related to these warrants.

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

Index

Investment in Unconsolidated Affiliate

Sequel Power

On January 14, 2011, we entered into a Formation and Contribution Agreement with se2quel Partners and Sequel Power.  We contributed $2 million in cash to Sequel Power and issued warrants to purchase shares of our common stock in exchange for an approximate 25% ownership interest in Sequel Power.  Sequel Power was focused on the promotion of solar power plant development projects worldwide.  The management services provided to Sequel Power represented the Company’s sole source of revenue for fiscal 2012.   We impaired the entire book value of our investment in Sequel Power on March 31, 2012.  On March 21, 2013, Sequel Power and se2quel Partners irrevocably assigned and transferred to the Company for cancelation the balance of Sequel Power’s warrants representing the right to purchase 44,578 shares of the Company’s common stock, leaving a balance of 92,888 warrants still outstanding.  In exchange, we agreed to terminate our Management Services Agreement and to waive receivables related to accrued fees thereunder. We do not anticipate making any additional investments in Sequel Power or any other solar-related businesses.

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

The Company’s financial instruments consist primarily of money market funds.  At June 30, 2013, all of our investments were classified as cash equivalents in the condensed consolidated balance sheet. The carrying amounts of our cash equivalents are valued using Level 1 inputs.  The value of our warrant liability is determined using Level 3 inputs.  The Company uses the Black-Scholes option pricing model as its method of valuation for warrants that are subject warrant liability accounting.  The determination of the fair value as of the reporting date is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables which could provide differing variables.  These variables include, but are not limited to, expected stock price volatility over the term of the security and risk free interest rate.  In addition, the Black-Scholes option pricing model requires the input of an expected life for the securities for which we have estimated based upon the stage of the Company’s development.  The fair value of the warrant liability is revalued each balance sheet date utilizing the Black-Scholes option pricing model computations with the decrease or increase in the fair value being reported in the Consolidated Statement of Operations and Comprehensive Loss as other income, net.  A significant increase (decrease) of any of the subjective variables independent of other changes would result in a correlated increase (decrease) in the liability and an inverse effect on net income.

The change in the fair value of warrants is as follows:

	Three Months Ended
	June 30,
	2013	2012
Balance at the beginning of the period	$10	$19
Change in fair value recorded in earnings	(3)	(1)
Balance at the end of the period	$7	$18

Intangible Assets

Intangible assets include patents, trade names, software, non-compete agreements, customer relationships and trademarks that are amortized on a straight-line basis over periods ranging from three to ten years.  The Company performs an ongoing review of its identified intangible assets to determine if facts and circumstances exist that indicate the useful life is shorter than originally estimated or the carrying amount may not be recoverable.  If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flow associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.   As of the current reporting period, the Company’s remaining intangible assets, not including those related to the acquisition of CollabRx, were internally developed, which have a carrying value of zero.

During fiscal year 2012, the Company, as part of its proposed sale of its intellectual property portfolio for Nanolayer Deposition Technology (“NLD”), completed the sale of two of the four lots for the received purchase price of approximately $3,750.  The Company continues to market the remaining patents to independent third parties.  NLD is a process technology that bridges the gap between high throughput, non-conformal chemical vapor deposition (“CVD”) and highly conformal, low throughput atomic layer deposition (“ALD”).  The entire portfolio included over 35 US and international patents in the areas of pulsed-CVD, plasma-enhanced ALD, and NLD.

Index

With the acquisition of CollabRx, the Company acquired software, trade names, customer relationships, non-compete agreements and goodwill.  The lives of the acquired intangible assets range from three to ten years.  Intangible assets, except for trade names, are amortized on a straight-line basis.  Intangible assets related to trade names are not amortized.  The Company tests for impairment at least annually.  The fair values of these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss will be recognized based on the excess of the carrying amount over the fair value of the assets.  The amortization expense for the three months ended June 30, 2013 and 2012, respectively, was $52 and $0.   The amortization expense included in cost of revenue is related to the acquired software and is amortized on a straight-line basis over the expected life of the asset, which the Company believes to be ten years.

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

The Company recorded zero disposal losses for fixed assets for the three months ended June 30, 2013 and 2012, respectively.

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

Total stock-based compensation expense related to stock options and restricted stock units (“RSUs”) for the three months ended June 30, 2013 and 2012 was $84 and $54, respectively.  The total compensation expense related to non-vested stock options and RSUs not yet recognized at June 30, 2013 is $559.

The Company utilized the following valuation assumptions to estimate the fair value of options that were granted for the three month periods ended June 30, 2013 and 2012, respectively.

STOCK OPTIONS:	2013	2012
Expected life (years)	6.0	6.0
Volatility	153.7%	155.3%
Risk-free interest rate	1.41%	0.69%
Dividend yield	0%	0%

ESPP awards are valued using the Black-Scholes option pricing model with expected volatility calculated using a six-month historical volatility.   No ESPP awards were made in the three month period ended June 30, 2013.

Valuation and Other Assumptions for Stock Options

Valuation and Amortization Method.    We estimate the fair value of stock options granted using the Black-Scholes option pricing model. We estimate the fair value using a single option approach and amortize the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

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

Index

Risk-Free Interest Rate.    We base the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our option grants.

Dividends.    We have never paid any cash dividends on common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Forfeitures.    We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation expense only for those awards that are expected to vest.

During the three months ended June 30, 2013, the Company granted no options.

Stock Options

A summary of the stock option activity during the three months ended June 30, 2013 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning outstanding	263,876	$10.23
Granted	--	$-
Expected	--	$-

Ending outstanding	263,876	$10.23	7.30	$1,274.00
Ending vested and expected to vest	263,265	$10.23	7.30	$1,274.00
Ending exercisable	158,080	$14.45	6.09	$1,274.00

The aggregate intrinsic value of stock options outstanding at June 30, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of June 30, 2013.

The following table summarizes information with respect to stock options outstanding as of June 30, 2013:

Range of Exercise Prices		Number Outstanding As of June 30, 2012	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable As of June 30, 2012	Weighted- Average Exercise Price As of June 30, 2012
$2.90	$6.00	164,329	9.06	$3.81	58,602	$3.70
6.25	11.70	45,358	5.39	11.50	45,358	11.50
17.80	28.10	39,269	4.22	21.63	39,244	21.63
30.56	61.80	14,006	1.93	43.95	13,998	43.95
61.94	151.94	854	1.20	88.99	832	89.52
152.21	285.00	58	0.34	174.08	46	174.00
286.72	300.27	2	0.00	293.50	-	-

$2.90	$300.27	263,876	7.30	$10.23	158,080	$14.45

Index

As of June 30, 2013, there was $235 of total unrecognized compensation cost related to outstanding options which the Company expects to recognize over a period of 3.0 years.

Restricted Stock Units

The following table summarizes the Company’s unvested RSU activity for the three months ended June 30, 2013:

	Number	Weighted- Average
	of	Grant Date
	Shares	Fair Value
Balance March 31, 2013	183,904	$2.67
Granted	-	$-
Forfeited	-	$-
Vested	(34,750)	$2.24
Balance, June 30, 2013	149,154	$2.77

Unvested Restricted Stock at June 30, 2013

As of June 30, 2013, there was $324 of total unrecognized compensation cost related to outstanding RSUs, which the Company expects to recognize over a period of 1.91 years.

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

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share:

	Three Months Ended June 30,
	2013	2012

Loss from continuing operations	$(679)	$(678)

Loss from discontinued operations, net of taxes	(118)	(1)

Net loss applicable to common stockholders	$(797)	$(679)
Basic and diluted:
Weighted-average common shares outstanding	1,953	1,689
Weighted-average common shares used in per share computation	1,953	1,689

Net loss per share from continuing operations:
Basic and diluted	$(0.35)	$(0.40)
Net loss per share from discontinued operations:
Basic and diluted	$(0.06)	$(0.00)
Net loss per share:
Basic and diluted	$(0.41)	$(0.40)

Index

Outstanding options, RSUs and ESPP’s of 414,236 and 374,833 shares of common stock at a weighted-average exercise price per share of $10.35 and $8.80 on June 30, 2013 and 2012, respectively, were not included in the computation of diluted net loss per common share for the three month periods presented as a result of their anti-dilutive effect.  Also, 8,288 liability warrants with an average exercise price of $30.00 and warrants to purchase 92,888 shares of common stock with an average exercise price of $3.15 per share were not included in the computation of diluted net loss per common share.  Such securities could potentially dilute earnings per share in future periods.

3.      Financial Instruments:

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes receivable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. Prior to February 9, 2010, the Company sold products in various global markets. As a result, the Company was exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses) included in other income (expense), were $0 and $5 for the three month periods ended June 30, 2013 and 2012, respectively.  On June 30, 2013, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.  On June 30, 2013, the Company had 8,288 liability warrants outstanding with an exercise price of $30.00 expiring in September 2013.  The Company recorded a non-cash gain of $3 and $1 in the three months ended June 30, 2013 and 2012, respectively, related to these warrants.

Changes in the exchange rate between the Euro and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.

The balance in note receivable at June 30, 2013 was $0.  In the first quarter of the current fiscal year, the note receivable balance consisted of a loan related to the Company’s investment in CollabRx.  After the completion of the acquisition of CollabRx, the note receivable was reclassified to be included as part of the purchase price, thereby extinguishing the $300 bridge loan previously extended to CollabRx.  Also as part of the purchase price, the Company assumed $500 of existing CollabRx indebtedness through the issuance of promissory notes.  The principal of the promissory notes is payable in equal installments on the third, fourth and fifth anniversaries of the date of issuance, along with the accrued but unpaid interest as of such dates.  See Note 8 CollabRx Acquisition.

On November 22, 2011, the Company completed a $300 strategic investment in NanoVibronix, Inc., a private company that develops medical devices and products that implement its proprietary therapeutic ultrasound technology.  The Company’s investment in NanoVibronix is in the form of a convertible promissory note that bears interest at a rate of 10% per year compounded annually and matures on November 15, 2014.  Principal and accrued interest under the note automatically convert into shares of Series B-1 Participating Convertible Preferred Stock of NanoVibronix upon the earlier to occur of (i) a $3,000 (or larger) equity financing by NanoVibronix or (ii) a sale of NanoVibronix.  In addition, the Company may convert principal and accrued interest under the note into shares of NanoVibronix Series B-1 Participating Convertible Preferred Stock at its election at any time.  In either case, the conversion price is $0.284 per share.

4.      Discontinued Operations:

Due to a sharp decline in revenues in its legacy Etch and PVD products as a result of the overall collapse of the semiconductor capital equipment market and global financial crisis in fiscal year 2009, the Company sold its legacy Etch and PVD assets in March 2010.  The Company retained the DRIE products which it had acquired from AMMS, along with the Compact™ cluster platform and the NLD technology that it had developed over the past several years.  As the semiconductor markets recovered, the Company was not in a position to make the needed investments to improve its competitive position.  As a result, the Company also sold its DRIE and Compact related assets on February 9, 2011, but retained its NLD intellectual property.

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

On May 7, 2012, the Company received a VAT refund related to discontinued operations in its former French subsidiary in the amount of 312 Euros.  This amount was recognized in other assets of discontinued operations.  The settlement of this outstanding amount due was classified as a reduction of assets of discontinued operations.  The related foreign exchange gain or loss was classified as a gain or loss on the sale of discontinued operations in the first quarter of the prior fiscal year.

Index

In the three months ended June 30, 2013, the Company recognized a cash gain of $20 in discontinued operations as a result of final closing of bank accounts in its Italian subsidiary and a federal tax refund regarding discontinued operations, and a net $4 non cash gain related to the write off of discontinued assets and liabilities in its foreign subsidiaries.  The Company also recognized a reclassification out of accumulated other comprehensive loss and into Loss from Discontinued Operations, net of taxes.  The reclassification is related to the recognition of a non-cash loss of $142 from the foreign exchange differences from its former Tegal foreign subsidiaries, primarily as a result of the final closing the former Tegal German subsidiary.   The Company received permission to close the German subsidiary in June 2013.  No further audits or reviews are anticipated by foreign taxing authorities.

5.      Geographical and Segment Information:

As of June 30, 2013, the Company’s source of revenue was related to genomics based technology information services.  For the prior period, the Company’s source of revenue was the project activities of Sequel Power.  The Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment and are attributed to the geographic location in which they are located.  For all periods presented, net sales by geographic region were all in the United States.

Revenues for the three months ended June 30, 2013 and 2012, respectively, are all part of continuing operations.

	Revenue for the
	Three Months Ended June 30,
	2013	2012
Segment Revenue:
Genomics based technology information	$270	$-
Solar power management services	--	25
Total revenue	$270	$25

CollabRx’s genomics based technology information business will form the core of our business and operations going forward.  Additionally, all long-lived assets are located in the United States and are included in continuing operations.  There are no long-lived assets in discontinued operations.

6.      Recent Accounting Pronouncements:

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, Technical Corrections and Improvements ("ASU 2012-04"), which makes certain technical corrections and “conforming fair value amendments” to the FASB Accounting Standards Codification. The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics. These provisions of the amendment are effective upon issuance, except for amendments that are subject to transition guidance.  The new guidance is effective for fiscal periods after December 15, 2012 and had no material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts.  The new guidance is effective for fiscal periods after December 15, 2012 and had no material impact on our consolidated financial statements.  See Note 4, Discontinued Operations.

Index

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). ASU 2013-05 clarifies that when a parent reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The new guidance was adopted early and had no material impact on our consolidated financial statements.  See Note 4, Discontinued Operations.

7.       Investments:

The NanoVibronix Transaction

On November 22, 2011, the Company completed a $300 strategic investment in NanoVibronix, a private company that develops medical devices and products that implement its proprietary therapeutic ultrasound technology.  NanoVibronix is focused on creating products utilizing its proprietary low-intensity surface acoustic wave (“SAW”) technology. The company's unique, patented approach enables the transmission of low-frequency, low-intensity ultrasound waves through a variety of soft, flexible materials, including skin and tissue, enabling low-cost, breakthrough devices targeted at large, high-growth markets.  A copy of the Company’s press release was filed as an exhibit to the Company’s Form 8-K filed on November 29, 2011 and is incorporated herein by reference.

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

The allocation of the purchase price for the CollabRx acquisition is set forth in the Company’s Form 10-Q reports filed on November 14, 2012 and February 13, 2013, as well as its Form 10-K report filed on June 27, 2013.

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

CollabRx offers cloud-based expert systems that provide clinically relevant interpretive knowledge to institutions, physicians, researchers and patients for genomics-based medicine in cancer and other diseases to inform health care decision making.  With access to over 75 clinical and scientific advisors at leading academic institutions and a suite of tools and processes that combine artificial intelligence-based analytics with proprietary interpretive content, CollabRx is well positioned to participate in the $300 billion value-added “big data” opportunity in the US health care market (as reported by McKinsey Global Institute), over half of which specifically targets areas in cancer and cancer genomics.   The Company recognized $20 in tax benefit in the three months ended June 30, 2013 regarding the deferred tax liability related to this acquisition.

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

The Company

Corporate Information

CollabRx, Inc., a Delaware corporation (“CollabRx,” the “Company” or “we,” “us,” and “our”), is the recently renamed Tegal Corporation, a Delaware corporation (“Tegal”), which acquired a private company of the same name on July 12, 2012.  Following approval by its stockholders on September 25, 2012, Tegal amended its charter and changed its name to “CollabRx, Inc.” (the “Name Change”).

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

Index

We search publicly available databases as source documents for our knowledgebase.  Such databases include those that are available, either free or on a commercial basis, in the areas of clinical trials, drugs, investigational compounds, biomarkers, bioinformatics, cancer ontology and literature.  We aggregate, annotate and integrate these datasets for the purpose of defining the relationship of biomarkers to therapeutic strategies, drugs and clinical trials. None of the individual databases we utilize as sources provide information on the interrelationships of these discrete elements.  In addition, CollabRx has developed a process for incorporating the guidance of our network of physician and research advisors in the selection of the most relevant data for specific diagnoses, histopathological data, prior treatments and biomarkers.  The result of this software- and expert-assisted process is proprietary content which includes decision rules, succinct statements of therapeutic strategy and a comprehensive listing of appropriate drugs and clinical trials, all related to specific aberrations which might be observed in connection with genomic testing.  Although the process and results are proprietary, we always refer to the relevant source documentation that provides the support for the identification of an actionable biomarker, typically a peer-reviewed, published paper.  In this way, we avoid the “black-box algorithm problem”, which is prevalent in other companies’ predictive analytical models, but is not currently a trusted methodology in medical practice.  Our proprietary content is incorporated into our knowledgebase, which is updated regularly with the assistance of a large network of independent advisors, and which forms the basis for all our products and services.

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

The condensed consolidated financial statements have been prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.  The condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”).

Originally founded in 2008, CollabRx has developed clinical advisory networks, expert systems, proprietary tools and processes, and a pipeline of commercial data products and applications (“apps”) for cancer.  CollabRx Therapy Finders™, the Company’s first commercial product, provides sophisticated, credible, personalized, and actionable information to physicians and patients for rapidly determining which medical tests, therapies, and clinical trials may be considered in cancer treatment planning with a specific emphasis on the tumor genetic profile.

CollabRx Therapy Finders™ is a collection of web-based apps that serve as one type of user interface to access proprietary CollabRx content. Other interfaces include mobile apps, narrative published reports, statistical analyses and private-label, customized reports.  CollabRx content is dynamically updated and organized in a knowledgebase that includes information on molecular diagnostics, medical tests, clinical trials, drugs, biologics and other information relevant for cancer treatment planning. Capturing how highly respected practicing physicians use this information in the clinical setting further refines the knowledgebase.

Throughout most of fiscal 2012, our operations consisted mainly of our obligations under our management agreement with Sequel Power, LLC, a company dedicated to development of large-scale solar photovoltaic (“PV”) power plants and in providing related advisory services.  In January of 2011, we contributed $2 million in cash to Sequel Power in exchange for an approximate 25% economic interest and voting control on its Board of Managers.  In connection with the investment, our President and CEO was appointed Chairman of Sequel Power.  In addition to our management role in Sequel Power, we were engaged in the sale of remaining intellectual property from our discontinued operations in semiconductor capital equipment and in researching potential new investment opportunities in several areas, including solar technology, medical devices and health technology.

Index

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

Index

Critical Accounting Policies and Estimates

We prepare the condensed consolidated financial statements in conformity with GAAP in the United States which requires management to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying condensed consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes.  Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgment or estimates include but are not limited to revenue recognition, accounting for stock-based compensation, accounts for receivables and allowance for doubtful accounts and impairment of long-lived assets.  Actual results may differ from these estimates under different assumptions or conditions.  Critical accounting policies are defined as those that are required for management to make estimates, judgments and assumptions giving due consideration to materiality, in certain circumstances that affect amounts reported in the condensed, consolidated financial statements, and potentially result in materially different results under different conditions and assumptions.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates.  During the three months ended June 30, 2013, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2013 Annual Report on Form 10-K.

Index

Results of Operations

The following table sets forth certain financial items for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013	2012

Revenue	$270	$--
Revenue - related party	--	25
Total revenue	270	25
Cost of revenue	18	--
Gross profit	252	25
Operating expenses:
Engineering	213	--
Research and development	130	--
Sales and marketing	59	--
General and administrative	559	712
Total operating expenses	961	712
Operating loss	(709)	(687)
Other income, net	10	9
Loss before income tax benefit	(699)	(678)
Income tax benefit	(20)	--
Loss from continuing operations	(679)	(678)
Loss from discontinued operations, net of taxes	(118)	(1)
Net loss	$(797)	$(679)

Net loss per share from continuing operations:
Basic and diluted	$(0.35)	$(0.40)
Net loss per share from discontinued operations:
Basic and diluted	$(0.06)	$(0.00)
Net loss per share:
Basic and diluted	$(0.41)	$(0.40)

Weighted-average shares used in per share computation:
Basic and diluted	1,953	1,689

Revenue

Immediately prior to the acquisition of CollabRx, the Company’s sole source of revenue was from management activities related to Sequel Power, a related party.  Revenue for the three months ended June 30, 2013 increased by $245 compared to the three months ended June 30, 2012.    The increase in the three month period relates to our acquisition of CollabRx.

As a percentage of total revenue for the three months ended June 30, 2013 and 2012, international sales were 0%.  The Company’s historical operations had revenues in international markets.  With the acquisition of CollabRx, we expect that international sales will once again account for a significant portion of future revenue.

Index

Gross Profit

Gross profit for the three months ended June 30, 2013 increased $227 compared to the three months ended June 30, 2012.   Our gross profit for the three months ended June 30, 2013 reflects the amortization of the Company’s product specific software, which was included in the CollabRx acquisition.

Our gross margin for the three months ended June 30, 2013 was 93.3%.  Our gross margin for the three months ended June 30, 2012, was 100%, as all revenues was management services revenue and no costs were incurred to record this revenue.

Engineering

Following the acquisition of CollabRx, engineering expenses consist primarily of salaries.  The increase in Engineering expense of $213 for the three months ended June 30, 2013, compared to $0 for the same period in 2012, resulted from the CollabRx acquisition and the employees retained for those operations.  The increase in Engineering expenses in fiscal 2013 compared to fiscal 2012 reflected compensation paid to scientists and engineers that become our employees in connection with the CollabRx acquisition.   The Company had no expenses associated with engineering for the three months ended June 30, 2012 due to the exit from our core historical DRIE operations.   We define “engineering” as those development activities that are related to products, content or services which have been offered for sale or for which we have been paid.  We define “R&D” as those development activities which are not related to products which have been offered for sale or for which we have been paid.

Research and Development

Currently any expenses in research and development (“R&D”) result from the change in categorization of certain employee related expenses from engineering to R&D.  We include all of those employees who work both on engineering activities and R&D activities in the headcount within the Engineering and allocate  the expense to R&D, as categorized above.  The efforts of the engineering group include supporting existing product offerings as well as developing future product offerings.  Consequently, such expenses are segregated, and these expenses make up the total R&D expenses for the three months ended June 30, 2013.  The increase in R&D expenses of $130 for the three months ended June 30, 2013 compared to $0 for the same period in 2012 reflected compensation paid to scientists and engineers that became our employees in connection with the CollabRx acquisition.   The Company had no expenses associated with R&D for continuing operations for the three months ended June 30, 2012 due to the exit from our core historical DRIE operations.

As a result of the sale of the Company’s DRIE related assets, and in accordance with generally accepted accounting principles, the DRIE business operation, including related and ongoing R&D expenses, have all been reclassified to discontinued operations.  For the three months ended June 30, 2012, the Company’s R&D expenses were related to the NLD product line, the assets of which were held for sale and sold to third parties.  R&D expenses for that period were also related to analyzing and evaluating various opportunities that the Company was reviewing as possible merger or acquisition opportunities in other diversified technologies.

Sales and Marketing

Following the acquisition of CollabRx, sales and marketing expenses consist primarily of salaries.  The increase in sales and marketing expense of $59 for the three months ended June 30, 2013, compared to $0 for the same period in 2012 resulted from the CollabRx acquisition.  The Company had no expenses associated with sales and marketing for the three months ended June 30, 2012 due to the exit from our core historical DRIE operations.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities.  The $153 decrease of continuing general and administrative expenses to $559 for the three month period ended June 30, 2013 compared to the $712 for the same period in 2012 was due primarily to lower expenses related to employees together with expenses for legal and consulting services in connection with the acquisition of CollabRx in 2012.   This was offset by higher expenses for facilities, accounting and stock compensation.

Other Income, net

Other income, net primarily consists of the change in fair value of the common stock warrant liability and interest earned on our NanoVibronix investment.

Index

Income Taxes

As a result of  the acquisition of CollabRx by stock purchase, the Company had no tax basis in the intangible assets acquired.  During the three months ended June 30, 2013, the Company recognized $20 in tax benefit as a result of this difference.

During the three months ended June 30, 2012, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

As of March 31, 2013, the Company had net operating loss carryforwards of approximately $111.8 million and $64.9 million for federal and state tax purposes, respectively.  The federal net operating loss carryforward will begin to expire in the year ending March 31, 2020 and the state of California net operating loss carryforward began to expire in the year ended March 31, 2013.  At March 31, 2013, the Company also had research and experimentation credit carryforwards of $1.3 million and $0.8 million for federal and state income tax purposes, respectively.  A portion of the federal credit began to expire in the year ended March 31, 2012 and the state of California will never expire under current law.   Net operating loss carryforwards and R&D credits can only offset 90% of taxable income.

Discontinued Operations

Discontinued operations consists of interest income from accounts related to discontinued operations, other income, gains and losses on the disposal of fixed assets of discontinued operations, gains and losses on foreign exchange and interest income on money market accounts, as well as the reclassification of net expenses associated with our exit from our historical core operations.  For the three months ended June 30, 2013 net cash income from discontinued operations increased by $20 compared to the three months ended June 30, 2012 resulting from the final closing of bank accounts in its Italian subsidiary and a federal tax refund regarding discontinued operations.  The Company recognized a net $4 non cash gain related to the write off of discontinued assets and liabilities in its foreign subsidiaries.

The Company recognized a reclassification out of accumulated other comprehensive loss and into Loss from Discontinued Operations, net of taxes.  The reclassification is related to the recognition of a non-cash loss of $142 from the of foreign exchange differences from its former Tegal foreign subsidiaries, primarily as a result of the final closing of the former Tegal German subsidiary.   The Company received permission to close the German subsidiary in June 2013.  No further audits or reviews are anticipated by foreign taxing authorities.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating lease obligations	$523	$111	$261	$151	$-
Total contractual cash obligations	$523	$111	$261	$151	$-

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to discontinued operations, net of sublease income, was $0 for the three months ended June 30, 2013.  Rent expense for operating leases related to continuing operations, net of sublease income, was $41 and $15 for each of the three month periods ended June 30, 2013 and 2012, respectively.

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

Liquidity and Capital Resources

For the three months ended June 30, 2013 and the fiscal year ended March 31, 2013, we financed our operations from existing cash on hand.  Net cash used in operating activities during the three months ended June 30, 2013 was $611.  The primary changes in our cash flow statement for the three months ended June 30, 2013 compared to the corresponding period in the prior fiscal year were due to our acquisition of CollabRx, a net loss of $797, partially offset by changes in assets and liabilities of discontinued operations and stock compensation expense.  Net cash used in operating activities during the three months ended June 30, 2012 was $329, due primarily to a VAT refund related to discontinued operations in our former French subsidiary in the amount of 312 Euros.  The monies from the VAT refund were offset by the net loss from continuing operations of $679 and the increase in accrued liabilities for legal expenses associated with the CollabRx transaction.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. We incurred net losses of $797 and $679 for the three months ended June 30, 2013 and 2012, respectively.  We used cash flows from operations of $611 and $329 for the three months ended June 30, 2013 and 2012, respectively.  We believe that our existing cash will be adequate to fund operations through fiscal year 2014.   While CollabRx, Inc. will form the core of our business and operations going forward, we cannot assure you that we will be successful in pursuing our new strategic initiative in CollabRx.  It is not possible to predict when our business and results of operations will improve.  In consideration of these circumstances, the Company may be forced to consider a merger with or into another company or the liquidation or dissolution of the company, including through a bankruptcy proceeding.  If we were to liquidate or dissolve the company through or outside of a bankruptcy proceeding, you could lose all of your investment in the Company’s common stock.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

As of June 30, 2013 and March 31, 2013, all of the Company’s investments were classified as cash equivalents in the consolidated balance sheet.  The investment portfolio for each of these periods was comprised of money market funds.  With the sale of the DRIE related assets and the closure of our French subsidiary, our exposure to foreign currency fluctuations has been mostly eliminated.  For the period ended June 30, 2013, fluctuations of the U.S. dollar in relation to the Euro were immaterial to our financial statements.  In the prior fiscal year, these fluctuations primarily affected the balance of our pension obligation in Germany, which was settled in the third quarter of fiscal year 2012.

Changes in the exchange rate between the Euro and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.

Historically,  the Company has entered into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs were denominated in U.S. dollars and the related revenue was generated in Euros.  As of June 30, 2013, there were no outstanding foreign exchange contracts.

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

Our financial instruments consist primarily of money market funds.  At June 30, 2013, all of our investments were classified as cash equivalents in the condensed consolidated balance sheet. The carrying amounts of our cash equivalents are valued using Level 1 inputs.  The value of our warrant liability is determined using Level 3 inputs.  The Company uses the Black-Scholes option pricing model as its method of valuation for warrants that are subject warrant liability accounting.  The determination of the fair value as of the reporting date is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables which could provide differing variables.  These variables include, but are not limited to, expected stock price volatility over the term of the security and risk free interest rate.  In addition, the Black-Scholes option pricing model requires the input of an expected life for the securities for which we have estimated based upon the stage of the Company’s development.  The fair value of the warrant liability is revalued each balance sheet date utilizing the Black-Scholes option pricing model computations with the decrease or increase in the fair value being reported in the Consolidated Statement of Operations and Comprehensive Loss as other income, net.  A significant increase (decrease) of any of the subjective variables independent of other changes would result in a correlated increase (decrease) in the liability and an inverse effect on net income.

	Three Months Ended
	June 30,
	2013	2012
Balance at the beginning of the period	$10	$19
Change in fair value recorded in earnings	(3)	(1)
Balance at the end of the period	$7	$18

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

Evaluation of Disclosure Controls and Procedures

As of the period covered by this quarterly report, management performed, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of June 30, 2013, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had net losses of $797, $3,928, and $1,429 for the three months ended June 30, 2013 and the fiscal years ended March 31, 2013 and 2012, respectively. We used cash flows from operations of $611, $3,838 and $3,108 in these respective periods.  We expect to continue to sustain losses for the foreseeable future, which may decrease the price of our common stock.

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

Factors that could affect our quarterly operating results include:

•	operating results of CollabRx;

•	operating results of any companies that we may acquire in the future;

•	fluctuations in demand for our products, and the timing of agreements with strategic partners in the health care marketplace;

•	the timing of new products and product enhancements;

•	changes in the growth rate of the health care marketplace;

•	our ability to control costs, including operations expenses;

•	our ability to develop, induce and gain market acceptance for new products and product enhancements;

•	changes in the competitive environment, including the entry of new competitors and related discounting of products;

•	adverse changes in the level of economic activity in the United States or other major economies in which we do business;

•	renewal rates and our ability to up-sell additional products;

•	the timing of customer acquisitions;

•	the timing of revenue recognition for our sales; and

•	future accounting pronouncements or changes in our accounting policies.

Index

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

The personalized healthcare market is rapidly evolving and difficult to predict. If the personalized healthcare market does not evolve as we anticipate or if healthcare market participants do not perceive value in our products, our sales will not grow as quickly as anticipated and our stock price could decline.

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

Index

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

Index

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

Index

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

Index

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

We may pursue potential acquisitions of, and investments in, businesses, technologies or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including some or all of the following:

•	difficulties in identifying and acquiring complementary products, technologies or businesses;

•	substantial cash expenditures;

•	incurrence of debt and contingent liabilities, some of which we may not identify at the time of acquisition;

•	difficulties in assimilating the operations and personnel of the acquired companies;

•	diversion of management’s attention away from other business concerns;

•	risk associated with entering markets in which we have limited or no direct experience;

•	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business; and

•	delays in customer purchases due to uncertainty and the inability to maintain relationships with customers of the acquired businesses.

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

Index

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

We do not believe that any of our current or planned products are subject to regulation by the United States Food and Drug Administration (the “FDA”) and other regulatory authorities worldwide.  Changes in the level of regulation, including an increase in regulatory requirements, could subject us to regulatory approvals and delays in launching our products. Modifying our products to comply with changes in regulations or regulatory guidance could require us to incur substantial costs. Further, changing regulatory requirements may render our products obsolete or make new products or product enhancements more costly or time consuming than we currently anticipate. Failure by us or our customers to comply with applicable regulations could result in increased regulatory scrutiny and enforcement. If our products fail to comply with government regulations or guidelines, we could incur significant liability or be forced to cease offering our applicable products or services.

If any of our products are deemed to be Medical Devices, then complying with medical device regulations on a global scale will be time consuming and expensive, and could subject us to unanticipated and significant delays.

Although the FDA has not determined that any of our products are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act and amendments thereto (collectively, the “Act”), the FDA may do so in the future.  Other countries have regulations in place related to medical devices that may in the future apply to certain of our products. If any of our products are deemed to be actively regulated medical devices by the FDA or similar regulatory agencies in countries where we do business, we could be subject to extensive requirements governing pre- and post-marketing activities, including pre-market notification clearance. Complying with medical device regulations would be time consuming and expensive, and could result in unanticipated and significant delays in the release of new products or product enhancements. Further, it is possible that these regulatory agencies may become more active in regulating software and medical devices that are used in healthcare. If we are unable to obtain the required regulatory approvals for any such products, our business plans for these products could be delayed or canceled.

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

In the United States, the Health Insurance Portability and Accountability Act (“HIPAA”) regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include health care organizations such as our customers, are required to comply with the privacy standards, the transaction regulations and the security regulations. Moreover, the recently enacted Health Information Technology for Economic and Clinical Health (“HITECH”) provisions of the American Recovery and Reinvestment Act of 2009, and associated regulatory requirements, extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well, which has created additional liability risks related to the privacy and security of individually identifiable health information.

Index

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

If commercial third-party payers or government payers fail to provide coverage or adequate reimbursement for certain genomic tests offered by our customers, or if there is a decrease in the amount of reimbursement for our customers’ products  or future products they develop, our revenue and prospects for profitability may be harmed.

In both domestic and foreign markets, sales by our customers may depend, in large part, upon the availability of reimbursement from third-party payers. These third-party payers include government healthcare programs such as Medicare, managed care providers, private health insurers, and other organizations.  Physicians and patients may not order genomic test services or products from our customers unless commercial third-party payers and government payers pay for all, or a substantial portion, of the list price, and certain commercial third-party payers may not agree to reimburse our customers if Centers for Medicaid and Medicare Services (“CMS”) does not issue a positive coverage decision.  There is currently no national coverage decision that determines whether and how certain genomic tests are covered by Medicare. In the absence of a national coverage decision, local Medicare contractors that administer the Medicare program in various regions have some discretion in determining coverage and therefore payment for such tests.  Accordingly, if our customers do not receive full or partial reimbursement for their tests, our revenue and results of operations could be adversely effected.

In addition, there is significant uncertainty surrounding whether the use of products that incorporate new technology, such as Next Generation Sequencing (“NGS”)-based tests, for which we provide interpretative analysis, will be eligible for coverage by commercial third-party payers and government payers or, if eligible for coverage, what the reimbursement rates will be for those products. The fact that a diagnostic product has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a diagnostic product will remain approved for reimbursement or that similar or additional diagnostic products will be approved in the future. Reimbursement of NGS-based cancer products by commercial third party payers and government payers may depend on a number of factors, including a payor’s determination that products enabled by our molecular information platform are:

•	not experimental or investigational;
•	medically necessary;
•	appropriate for the specific patient;
•	cost-effective;
•	supported by peer-reviewed publications;
•	included in clinical practice guidelines; and
•	supported by clinical utility studies.

The United States and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. For example, in some foreign markets, the government controls the pricing of many healthcare products. We expect that there will continue to be federal and state proposals to implement governmental controls or impose healthcare requirements. In addition, the Medicare program and increasing emphasis on managed care in the United States will continue to put pressure on product pricing. Cost control initiatives could decrease the price that our customers would receive for any products in the future, which may limit our revenue and profitability.

Index

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

The closing price of our common stock on The NASDAQ Capital Market has ranged from a high as $5.23 to a low of $3.01 from July 12, 2012, the closing date of our acquisition of CollabRx, through June 30, 2013. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 21% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2013. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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
Date: August 14, 2013