Form 10-Q
period 2013-09-30
CollabRx, Inc.
filed 2013-11-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2013

or

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

As of November 5, 2013, there were 1,962,960 shares of the Registrant’s common stock outstanding.

COLLABRX, INC.  AND SUBSIDIARIES

Formerly TEGAL CORPORATION

Index
PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

COLLABRX, INC.  AND SUBSIDIARIES
Formerly TEGAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2013	March 31, 2013*
ASSETS
Current assets:
Cash and cash equivalents	$2,791	$4,039
Accounts receivable	250	250
Prepaid expenses and other current assets	110	102
Other assets of discontinued operations	365	11
Total current assets	3,516	4,402
Property and equipment, net	138	142
Intangible assets, net	1,385	1,490
Goodwill	603	603
Investment in convertible promissory note	362	345
Total assets	$6,004	$6,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$195	$167
Common stock warrant liability	-	10
Liabilities of discontinued operations	89	16
Total current liabilities	284	193
Deferred tax liability	540	581
Promissory note	507	504
Other long term liabilities	12	--
Total liabilities	$1,343	$1,278

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock, $0.01 par value; 50,000,000 shares authorized; 1,952,960 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	19	19
Additional paid-in capital	130,777	130,602
Accumulated other comprehensive loss	--	(142)
Accumulated deficit	(126,135)	(124,775)
Total stockholders’ equity	4,661	5,704
Total liabilities and stockholders’ equity	$6,004	$6,982

*   Derived from the Company’s audited consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

Index
COLLABRX, INC. AND SUBSIDIARIES
Formerly TEGAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Revenue	$251	$50	$521	$50
Revenue - related party	--	25	--	50
Total revenue	251	75	521	100
Cost of revenue	18	20	36	20
Gross profit	233	55	485	80
Operating expenses:
Engineering	457	328	671	328
Research and development	27	--	157	--
Sales and marketing	63	49	122	49
General and administrative	558	970	1,117	1,682
Total operating expenses	1,105	1,347	2,067	2,059
Operating loss	(872)	(1,292)	(1,582)	(1,979)
Other income, net	16	11	26	20
Loss before income tax benefit	(856)	(1,281)	(1,556)	(1,959)
Income tax benefit	(20)	-	(41)	-
Loss from continuing operations	(836)	(1,281)	(1,515)	(1,959)
Gain on sale of discontinued operations, net of taxes	267	-	267	-
Income (loss) from discontinued operations, net of taxes	6	(3)	(112)	(4)
Net income (loss) from discontinued operations, net of taxes	273	(3)	155	(4)

Net loss	(563)	(1,284)	(1,360)	(1,963)

Foreign currency translation	--	--	--	--
Comprehensive loss	$(563)	$(1,284)	$(1,360)	$(1,963)

Net loss per share from continuing operations:
Basic and diluted	$(0.43)	$(0.68)	$(0.78)	$(1.13)
Net income (loss) per share from discontinued operations:
Basic and diluted	$0.14	$-	$0.08	$-
Net loss per share:
Basic and diluted	$(0.29)	$(0.68)	$(0.70)	$(1.13)

Weighted-average shares used in per share computation:
Basic and diluted	1,953	1,884	1,953	1,738

See accompanying notes to condensed consolidated financial statements.

Index
COLLABRX, INC. AND SUBSIDIARIES
Formerly TEGAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,360)	$(1,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	175	312
Fair value adjustment of common stock warrants	(10)	(3)
Depreciation	15	1
Loss on disposal of property and equipment	--	17
Amortization of intangible assets	105	20
Accrued interest note receivable	(17)	(17)
Accrued interest promissory note	3	--
Deferred tax liability	--	(336)
Tax benefit related to intangibles	(41)	--

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(8)	(57)
Accounts payable, accrued expenses and other liabilities	40	2
Current assets and liabilities from discontinued operations, net	(139)	316
Net cash used in operating activities	(1,237)	(1,708)
Cash flows from investing activities:
Acquisition of property and equipment	(11)	(71)
Cash received from acquisition	--	476
Issuance of note receivable	--	(300)
Net cash provided by (used in) investing activities	(11)	105
Net decrease in cash and cash equivalents	(1,248)	(1,603)
Cash and cash equivalents at beginning of period	4,039	7,820
Cash and cash equivalents at end of period	$2,791	$6,217

Supplemental disclosure of non-cash activities:
Shares issued in CollabRx acquisition	$--	$932
Note Receivable used as consideration for CollabRx acquisition	$--	$300
Promissory Note issued in CollabRx acquisition	$--	$500
Fair value of assets acquired in CollabRx acquisition	$--	$2,253
Liabilities assumed in CollabRx acquisition	$--	$997

See accompanying notes to condensed consolidated financial statements.

Index
COLLABRX, INC. AND SUBSIDIARIES
Formerly TEGAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share and per share data, unless otherwise noted)

1.    Description of Business and Summary of Significant Accounting Policies:

CollabRx, Inc., a Delaware corporation (“CollabRx,” the “Company” or “we,” “us,” and “our”), is the recently renamed Tegal Corporation, (“Tegal”), which acquired a private company of the same name on July 12, 2012.  Following approval by its stockholders on September 25, 2012, Tegal amended its charter and changed its name to “CollabRx, Inc.” (the “Name Change”).

 Tegal was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Tegal’s predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. Tegal completed its initial public offering in October 1995.

The Company’s condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred net losses of $1,360 and $1,963 for the six months ended September 30, 2013 and 2012, respectively.  We used $1,237 and $1,708 of cash in operating activities for the six months ended September 30, 2013 and 2012, respectively.  We believe that our existing cash and cash equivalents will be adequate to fund operations through fiscal year 2014.

CollabRx offers cloud-based expert systems that provide clinically relevant interpretive knowledge to institutions, physicians, researchers and patients for genomics-based medicine in cancer and other diseases to inform health care decision-making.  With access to approximately 75 clinical and scientific advisors at leading academic institutions and a suite of tools and processes that combine artificial intelligence-based analytics with proprietary interpretive content, the Company is well positioned to participate in the value-added “big data” opportunity in the US health care.  We use the term “cloud” to mean a product or service that can be delivered via the Internet, usually on a pay-for-use or subscription basis, versus the purchase and installation of enterprise-based software, which typically requires investments in both software and hardware, often also requiring large-scale customization efforts.  We use the term “big data” to refer to datasets whose size is beyond the ability of typical database software tools to capture, store, manage, and analyze.

We search publicly available databases as source documents for our knowledge base.  Such databases include those that are available, either free or on a commercial basis, in the areas of clinical trials, drugs, investigational compounds, biomarkers, bioinformatics, cancer ontology and literature.  We then aggregate, annotate and integrate these datasets for the purpose of defining the relationship of biomarkers to therapeutic strategies, drugs and clinical trials. None of the individual databases we utilize as sources provide information on the interrelationships of these discrete elements.  In addition, CollabRx has developed a process for incorporating the guidance of our network of physician and research advisors in the selection of the most relevant data for specific diagnoses, histopathology data, prior treatments and biomarkers.  The result of this software- and expert-assisted process is proprietary content incorporated into our knowledge base which includes decision rules, succinct statements of therapeutic strategy and a comprehensive listing of appropriate drugs and clinical trials, all related to specific aberrations which might be observed in connection with genomic testing.

Although the process and results are proprietary, we always refer to the relevant source documentation that provides the support for the identification of an actionable biomarker, typically a peer-reviewed, published paper.  In this way, we avoid the “black-box algorithm problem”, which is prevalent in other companies’ predictive analytical models, but is not currently a trusted methodology in medical practice.  Our proprietary content is incorporated into our knowledge base, which is updated regularly with the assistance of a large network of independent advisors, and which forms the basis for all our products and services.  Our knowledge base contains no individual patient data, nor do our processes for providing related content include the review by our network of independent experts of any individual test data.

Our knowledge base informs two distinctly different products and services.

Index
Genetic Variant Application. The “Genetic Variant Application” or “GVA” is a service offered to diagnostic testing laboratories, including academic medical centers and commercial laboratories.  Our lab customers provide us with a test result, usually in the form of an electronic file that represents the results of a genomic test, typically from a “Next Generation Sequencing” (“NGS”) or similar testing platform.  The test results provided to us contain no patient-identifiable information.  We analyze the test results for the purpose of identifying those aberrations which we have annotated in advance as being “actionable” (i.e., related to a therapeutic strategy).  We provide the testing lab with a report, incorporating information regarding identified biomarkers and associated therapeutic strategies for each, along with relevant drugs and clinical trials, to a level and in a format that we have agreed in advance with our customer.  We are compensated for this service either on a per-test or on a volume-adjusted subscription basis.   This service is not available to the public and is not available on our website.

  Therapy Finder Products.  Our Therapy Finder™ products are a series of cancer-specific, web-based apps which are accessed by physicians and patients, usually in the physician’s office.  After indicating a number of pre-set options related to stage of cancer, histopathology, prior treatments and presence of biomarkers on an input page, the physician is presented with a results page which explains the role of the biomarker, identifies a possible therapeutic strategy for that particular set of inputs, along with tabs associated with searchable lists of relevant drugs and clinical trials. Therapy Finders are an interactive, informational and educational resource for both physicians and patients, and can be used for decision-support.  They neither contain nor store any patient identifiable information.  The advisors associated with the development and updating of each app are prominently featured.  The development and distribution of Therapy Finders is partially supported by sponsorships and advertising revenue.  They are available free of charge through both a commercial channel (in association with MedPage Today, a property of on-line media company, Everyday Health, Inc.) and on our company website.  Our aim is to make this tool available as widely as possible, through as many channels as possible, to help community physicians understand the relevance of biomarker testing and the availability of potential therapies for their advanced cancer patients.

  We intend to pursue collaborative arrangements with other companies and entities that provide contract research services to oncology practices, conduct in-house clinical and translational research, collect information on patient outcomes and link this information to genetic sequencing data, and calculate the relative costs and benefits associated with different diagnostic tests and therapies.  We expect such efforts to lead to novel insights and advances to improve the quality of cancer care and reduce the costs of delivering it.  The physicians and researchers within our network of advisors have agreed to participate in our efforts for an indefinite term, on an uncompensated basis, and without a formal agreement.  The board assignments, biographies and current affiliations of all of our advisors are posted on our website.

Discontinued Operations

Since 2009, the Company has engaged in a process of transitioning away from its legacy lines of business in semiconductor capital equipment. As a result of the sale of the Company’s Deep Reactive Ion Etch (“DRIE”) assets in the fiscal year 2011, and in accordance with generally accepted accounting principles (“GAAP”), the DRIE business operations related to the designing, manufacturing, marketing and servicing of systems and parts within the semiconductor industry has been presented in discontinued operations in our condensed consolidated financial statements.   The exit from the DRIE operation was essentially completed by the end of the fourth quarter of our 2011 fiscal year.  However, the Company retained its intellectual property portfolio for Nanolayer Deposition Technology (“NLD”).  During fiscal year 2012, the Company, as part of its proposed sale of its NLD portfolio, completed the sale transactions of two of four patent lots for approximately $3,750.  The Company sold the last two patent lots for approximately $365 in the second quarter of the current fiscal year.  Net revenue related to this sale was $267.  With this sale, the Company has no other intellectual property related to discontinued operations.

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

Basis of Presentation

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2013 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the financial statements in accordance with GAAP.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  The results of operations for the three and six months ended September 30, 2013 are not necessarily indicative of results to be expected for the entire year.

Index
Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from those estimates.

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

For the three and six months ended September 30, 2012, Sequel Power, LLC (“Sequel Power”) accounted for 33.3% and 50.0% of the Company’s revenue.  Everyday Health accounted for 67.7% and 50.0% of the Company’s revenue for the same period.  For the three and six months ended September 30, 2013, Life Technologies accounted for 99.6% and 96.0%, respectively, of the Company’s revenue.  For the three and six months ended September 30, 2013, Everyday Health accounted for 0.0% and 3.8%, respectively, of the Company’s revenue.

Life Technologies, Inc. has been a major contributor to our revenue and gross profit for the past two quarters, however we have funded the Company’s operating expenses primarily with cash on hand and the net proceeds from the sale of discontinued assets, as disclosed in prior filings.  We are actively engaged in negotiations with several other companies who are interested in purchasing our content on similar terms or under annual subscriptions or software-as-a-service arrangements.

For the period ended September 30, 2013, Life Technologies accounted for 100% of the balance in accounts receivable.  The Company sold the last two patent lots of our NLD portfolio for approximately $365 in the second quarter of the current fiscal year.  The related accounts receivable are recorded in other assets of discontinued operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments having a maturity of three months or less on the date of purchase to be cash equivalents.

At September 30, 2013 and March 31, 2013, all of the Company’s current investments are classified as cash equivalents in the condensed consolidated balance sheets. At September 30, 2013 and March 31, 2013, the fair value of the Company’s investments approximated cost.

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

At September 30, 2013 and March 31, 2013, the Convertible Promissory Note balance was $362 and $345, respectively, consisting of the original $300 investment and $62 and $45, respectively, in accrued interest.

Index
Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

For the six months ended September 30, 2013 and 2012, the Company had zero reserves for potential credit losses as such risk was determined to be insignificant. The Company had zero write-offs during the periods presented.  The Company historically maintained an allowance for doubtful accounts receivable for estimated losses resulting from the inability of the Company’s customers to make required payments for system sales.

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

Derivative Instruments

In June 2008, the Financial Accounting Standards Board (“FASB”)  ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF Issue 07-05”) (Topic 815) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133 (Topic 815), Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments are potentially indexed to an entity’s own common stock.  EITF Issue No. 07-05 (Topic 815) became effective for fiscal years beginning after December 15, 2008.  The Company adopted Topic 815 as of April 1, 2009.  As a result, warrants to purchase 285,454 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $30.00-$495.00 and expired or will expire between February 2010 and September 2013. As such, effective April 1, 2009, the Company reclassified the fair value of these warrants, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue between February 2000 and January 2006.  On April 1, 2009, the Company reclassified $346 from additional paid-in capital, as a cumulative effect adjustment, to beginning accumulated deficit, and $502 to common stock warrant liability to recognize the fair value of such warrants on such date.  At September 30, 2013, the fair value of the warrants was $0, as these outstanding warrants expired on September 9, 2013.  Previous determinations of the fair value of the warrants were calculated using the Black-Scholes pricing model.  For the six months ended September 30, 2013 and 2012, respectively, the Company recorded non-cash gains of $10 and $3 related to these warrants.   As of the reporting date, the Company has no other derivative instruments.

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

Index
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

The Company’s financial instruments consist primarily of money market funds.  At September 30, 2013, all of our investments were classified as cash equivalents in the condensed consolidated balance sheets. The carrying amounts of our cash equivalents are valued using Level 1 inputs.  Our cash equivalents total $2,791.  The value of our warrant liability is determined using Level 3 inputs.  The Company uses the Black-Scholes option pricing model as its method of valuation for warrants that are subject warrant liability accounting.  The determination of the fair value as of the reporting date is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables which could provide differing variables.  These variables include, but are not limited to, expected stock price volatility over the term of the security and risk free interest rate.  In addition, the Black-Scholes option pricing model requires the input of an expected life for the securities for which we have estimated based upon the stage of the Company’s development.  The fair value of the warrant liability is revalued each balance sheet date utilizing the Black-Scholes option pricing model computations with the decrease or increase in the fair value being reported in the Consolidated Statement of Operations and Comprehensive Loss as other income, net.  A significant increase (decrease) of any of the subjective variables independent of other changes would result in a correlated increase (decrease) in the liability and an inverse effect on net income.

At September 30, 2013, the Company’s warrant liability has been extinguished, and the Company has no other financial instruments subject to using Level 3 inputs.

The change in the fair value of warrants is as follows:

	Six Months Ended September 30,
	2013	2012
Balance at the beginning of the period	$10	$19
Change in fair value recorded in earnings	(10)	(3)
Balance at the end of the period	$-	$16

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

During fiscal year 2012, the Company, as part of its proposed sale of its intellectual property portfolio for Nanolayer Deposition Technology (“NLD”), completed the sale of two of the four lots for the received purchase price of approximately $3,750.  During the quarter ended September 30, 2013, the Company sold the last two patent lots for approximately $365.  The related commission expense of $89 was accrued.  An additional $9 of related expenses was recognized.  With this sale, the Company has no other intellectual property related to discontinued operations.  NLD is a process technology that bridges the gap between high throughput, non-conformal chemical vapor deposition (“CVD”) and highly conformal, low throughput atomic layer deposition (“ALD”).  The entire portfolio included over 35 US and international patents in the areas of pulsed-CVD, plasma-enhanced ALD, and NLD.

Index
With the acquisition of CollabRx, the Company acquired software, trade names, customer relationships, non-compete agreements and goodwill.  The lives of the acquired intangible assets range from three to ten years.  Intangible assets, except for trade names, are amortized on a straight-line basis.  Intangible assets related to trade names are not amortized.  The Company tests for impairment at least annually.  The fair values of these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss will be recognized based on the excess of the carrying amount over the fair value of the assets.  The amortization expense for the six months ended September 30, 2013 and 2012 was $105 and $20, respectively.   The amortization expense included in cost of revenue is related to the acquired software and is amortized on a straight-line basis over the expected life of the asset, which the Company believes to be ten years.

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

The Company recorded zero disposal losses for fixed assets for the six months ended September 30, 2013 and 2012, respectively.

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

Total stock-based compensation expense related to stock options and restricted stock units (“RSUs”) for the six months ended September 30, 2013 and 2012 was $175 and $312, respectively.  The total compensation expense related to non-vested stock options and RSUs not yet recognized at September 30, 2013 is $551, and will be recognized over an estimated weighted average period of 3.0 and 1.74 years, respectively.

The Company utilized the following valuation assumptions to estimate the fair value of options that were granted for the three month periods ended September 30, 2013 and 2012, respectively.

STOCK OPTIONS:	2013	2012
Expected life (years)	6.0	6.0
Volatility	152.4%	157.5%
Risk-free interest rate	1.55%	0.62%
Dividend yield	0%	0%

ESPP awards are valued using the Black-Scholes option pricing model with expected volatility calculated using a six-month historical volatility.   No ESPP awards were made in the three month period ended September 30, 2013.

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

During the three months ended September 30, 2013, the Company granted 29,499 options.

Stock Options

A summary of the stock option activity during the six months ended September 30, 2013 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Beginning outstanding	263,876	$10.23
Granted	29,499	$3.94
Expired	--	$-

Ending outstanding	293,375	$9.60	7.34	$27,448.00
Ending vested and expected to vest	293,096	$9.59	7.34	$27,435.00
Ending exercisable	177,057	$13.32	6.17	$20,648.00

The aggregate intrinsic value of stock options outstanding at September 30, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of September 30, 2013.

The following table summarizes information with respect to stock options outstanding as of September 30, 2013:

Range of Exercise Prices		Number Outstanding As of September 30, 2013	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable As of September 30, 2013	Weighted- Average Exercise Price As of September 30, 2013
$2.90	$6.00	193,828	8.98	$3.83	77,579	$3.75
6.25	11.70	45,358	5.14	11.50	45,358	11.50
17.80	28.10	39,244	3.97	21.63	39,244	21.63
34.20	61.80	13,998	1.68	43.95	13,998	43.95
89.52	174.00	947	0.93	93.95	878	93.95
$2.90	$174.00	293,375	7.34	$9.60	177,057	$13.32

Index
As of September 30, 2013, there was $282 of total unrecognized compensation cost related to outstanding options which the Company expects to recognize over an estimated weighted average period of 3.0 years.

Restricted Stock Units

The following table summarizes the Company’s unvested RSU activity for the six months ended September 30, 2013:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance March 31, 2013	183,904	$2.67
Granted	-	$-
Forfeited	-	$-
Vested	(34,750)	$2.24
Balance, September 30, 2013	149,154	$2.77

Unvested Restricted Stock at September 30, 2013

As of September 30, 2013, there was $269 of total unrecognized compensation cost related to outstanding RSUs, which the Company expects to recognize over an estimated weighted average period of 1.74 years.

2.    Earnings Per Share (EPS):

Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period.

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Loss from continuing operations	$(836)	$(1,281)	$(1,515)	$(1,959)

Income (loss) from discontinued operations, net of taxes	273	(3)	155	(4)

Net loss applicable to common stockholders	$(563)	$(1,284)	$(1,360)	$(1,963)
Basic and diluted:
Weighted-average common shares outstanding	1,953	1,884	1,953	1,738
Weighted-average common shares used in per share computation	1,953	1,884	1,953	1,738

Net loss per share from continuing operations:
Basic and diluted	$(0.43)	$(0.68)	$(0.78)	$(1.13)
Net income (loss) per share from discontinued operations:
Basic and diluted	$0.14	$(0.00)	$0.08	$(0.00)
Net loss per share:
Basic and diluted	$(0.29)	$(0.68)	$(0.70)	$(1.13)

Index
Outstanding options, RSUs and ESPP’s of 442,529 and 616,896 shares of common stock at a weighted-average exercise price per share of $10.14 and $6.76 on September 30, 2013 and 2012, respectively, were not included in the computation of diluted net loss per common share for the three month periods presented as a result of their anti-dilutive effect.  Also, warrants to purchase 92,888 shares of common stock with a weighted average exercise price of $3.15 per share were not included in the computation of diluted net loss per common share.  Such securities could potentially dilute earnings per share in future periods.

3.    Financial Instruments:

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes receivable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. Prior to February 9, 2010, the Company sold products in various global markets. As a result, the Company was exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses) included in other income (expense), was $0 for each three month period ended September 30, 2013 and 2012.  On September 30, 2013, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.  Certain warrants expired on September 9, 2013.  At September 30, 2013, the Company had zero liability associated with these warrants, which had an exercise price of $30.00.  The Company recorded a non-cash gain of $10 and $3 in the six months ended September 30, 2013 and 2012, respectively, related to these warrants.

Changes in the exchange rate between the Euro and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.

The balance in note receivable at September 30, 2013 was $0.  In the first quarter of the current fiscal year, the note receivable balance consisted of a loan related to the Company’s investment in CollabRx.  After the completion of the acquisition of CollabRx, the note receivable was reclassified to be included as part of the purchase price, thereby extinguishing the $300 bridge loan previously extended to CollabRx.  Also as part of the purchase price, the Company assumed $500 of existing CollabRx indebtedness through the issuance of promissory notes.  The principal of the promissory notes is payable in equal installments on the third, fourth and fifth anniversaries of the date of issuance, along with the accrued but unpaid interest as of such dates.  See Note 8 CollabRx Acquisition.

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

In the three months ended September 30, 2013, the Company recognized a net cash gain of $267 in discontinued operations as a result of the sale of the last two patent lots for approximately $365.  With this sale, the Company has no remaining intellectual property related to discontinued operations.  The Company also recognized $6 of income from discontinued operations.

	September 30, 2013	March 31, 2013*

Assets of Discontinued Operations:
Accounts and other receivables, net of allowances for sales returns and doubtful accounts of $0	$365	$4
Prepaid expenses and other current assets	-	7
Total assets of discontinued operations	$365	$11

Liabilities of Discontinued Operations:
Accrued expenses and other current liabilities	$89	$16
Total liabilities of discontinued operations	$89	$16

*   Derived from the Company’s audited consolidated financial statements.

5.    Geographical and Segment Information:

As of September 30, 2013, the Company’s source of revenue was related to genomics based technology information services.  For the prior period, the Company’s source of revenue was the project activities of Sequel Power.  The Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment and are attributed to the geographic location in which they are located.  For all periods presented, net sales by geographic region were all in the United States.

Revenues for the three and six months ended September 30, 2013 and 2012, respectively, are all part of continuing operations.

	Revenue for the Three Months Ended September 30,		Revenue for the Six Months Ended September 30,
	2013	2012	2013	2012
Segment Revenue:
Genomics based technology information	$251	$50	$521	$50
Solar power management services	--	25	--	50
Total revenue	$251	$75	$521	$100

      CollabRx’s genomics based technology information business will form the core of our business and operations going forward.  Additionally, all long-lived assets are located in the United States and are included in continuing operations.  There are no long-lived assets in discontinued operations.

Index
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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”). The new guidance requires entities to report an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The new guidance is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The Company does not expect the new guidance to have a material impact on our consolidated financial statements.

7.   Investments:

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

The Company recognized $20 and $41 in tax benefit in the three and six months ended September 30, 2013 respectively regarding the deferred tax liability related to this acquisition.

CollabRx offers cloud-based expert systems that provide clinically relevant interpretive knowledge to institutions, physicians, researchers and patients for genomics-based medicine in cancer and other diseases to inform health care decision-making.  With access to over 75 clinical and scientific advisors at leading academic institutions and a suite of tools and processes that combine artificial intelligence-based analytics with proprietary interpretive content, CollabRx is well positioned to participate in the $300 billion value-added “big data” opportunity in the US health care market (as reported by McKinsey Global Institute), over half of which specifically targets areas in cancer and cancer genomics. CollabRx provides this market data information so investors may understand the relevance of our estimates.   We believe that the estimated size of the big data opportunity in the US health care market is a good indicator of the increasing importance of this market to a wide spectrum of health care providers, researchers and value-chain participants.  We know that within this large market, certain areas, including those that are directly addressed by CollabRx, are growing disproportionately because of advances in technology.  Because the markets are emergent, and because our customers (particularly those within the diagnostic laboratory segment) are still developing their own multi-gene diagnostic tests in oncology, we currently do not have reliable, publicly-available estimates to accurately determine the size of that particular market.  It is with the recent emergence of multi-biomarker testing and multi-gene panels, to date largely performed by a single private company, that the requirement for complex integration of interpretive data has become a recognizable need.  Previously, genomic testing for cancer has was largely focused on single biomarkers, for which the interpretation is relatively straightforward.  Such single biomarker tests have been available for several years from commercial diagnostic testing laboratories as well as from academic medical centers.

As the providers of testing platforms enable such testing at the individual laboratory level through increasingly more cost-effective technologies, and as more diagnostic labs develop their own tests based on these technologies, we believe that the market for independent interpretive analysis will expand rapidly.  With regard to the market for our Therapy Finders and related products, we expect to garner some portion of the advertising budgets related to the marketing of cancer diagnostics and therapies, but we are not aware of any reliable, publicly-available estimates of market sizes for web-based tools of the type that we have developed.

9.   Subsequent Events:

None.

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

The Company

Corporate Information

CollabRx, Inc., a Delaware corporation (“CollabRx,” the “Company” or “we,” “us,” and “our”), is the recently renamed Tegal Corporation, (“Tegal”), which acquired a private company of the same name on July 12, 2012.  Following approval by its stockholders on September 25, 2012, Tegal amended its charter and changed its name to “CollabRx, Inc.” (the “Name Change”).

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

Index
We search publicly available databases as source documents for our knowledge base.  Such databases include those that are available, either free or on a commercial basis, in the areas of clinical trials, drugs, investigational compounds, biomarkers, bioinformatics, cancer ontology and literature.  We aggregate, annotate and integrate these datasets for the purpose of defining the relationship of biomarkers to therapeutic strategies, drugs and clinical trials. None of the individual databases we utilize as sources provide information on the interrelationships of these discrete elements.  In addition, CollabRx has developed a process for incorporating the guidance of our network of physician and research advisors in the selection of the most relevant data for specific diagnoses, histopathology data, prior treatments and biomarkers represented within the knowledge base.  The result of this software- and expert-assisted process is proprietary content which includes decision rules, succinct statements of therapeutic strategy and a comprehensive listing of appropriate drugs and clinical trials, all related to specific aberrations which might be observed in connection with genomic testing.  Although the process and results are proprietary, we always refer to the relevant source documentation that provides the support for the identification of an actionable biomarker, typically a peer-reviewed, published paper.  In this way, we avoid the “black-box algorithm problem”, which is prevalent in other companies’ predictive analytical models, but is not currently a trusted methodology in medical practice.  Our proprietary content is incorporated into our knowledge base, which is updated regularly with the assistance of a large network of independent advisors, and which forms the basis for all our products and services.

Our knowledge base contains no individual patient data, nor do our processes for providing content include the review by our network of independent experts of any individual test data.  The physicians and researchers within our network of advisors have agreed to participate in our efforts for an indefinite term, on an uncompensated basis, and without a formal agreement.  The board assignments, biographies and current affiliations of all of our advisors are posted on our website.

We currently deliver our proprietary content to users via web-based applications and services in the “cloud, ” serving physicians and their patients in two settings: (i) at the point-of-care in the clinic and (ii) indirectly, as a part of a genetic test report provided to an ordering physician by a diagnostic testing laboratory, (i.e., the “lab”).  Portions of our web-based applications are currently available free to physicians and patients through commercial on-line media partners.  The content that we offer to laboratories is based on a “Software as a Service” or SaaS business model, in which our content is provided on a one-time, subscription or per test basis.   We use the term “cloud” to mean a product or service that can be delivered via the Internet, usually on a pay-for-use or subscription basis, versus the purchase and installation of enterprise-based software, which typically requires investments in both software and hardware, often also requiring large-scale customization efforts.

Our “Genetic Variant Application” or “GVA” is a service offered to diagnostic testing laboratories, including academic medical centers and commercial laboratories.  Our lab customers provide us with a test result, usually in the form of an electronic file that represents the results of a genomic test, typically from a “Next Generation Sequencing” (“NGS”) or similar testing platform.  The test results provided to us contain no patient-identifiable information.  We analyze the test results for the purpose of identifying those aberrations which we have annotated in advance as being “actionable” (i.e., related to a therapeutic strategy).  We provide the testing lab with a report, incorporating specific information regarding identified biomarkers and associated therapeutic strategies for each, along with relevant drugs and clinical trials, to a level and in a format that we have agreed in advance with our customer.  We are compensated for this service either on a per-test or on a volume-adjusted subscription basis.   This service is not available to the public and is not available on our website.

Our Therapy Finder™ products are a series of cancer-specific, web-based apps which are accessed by physicians and patients, usually in the physician’s office.  After indicating a number of pre-set options related to stage of cancer, histopathology, prior treatments and presence of biomarkers on an input page, the physician is presented with a results page which explains the role of the biomarker, identifies a possible therapeutic strategy for that particular set of inputs, along with tabs associated with searchable lists of relevant drugs and clinical trials. Therapy Finders are an interactive, informational and educational resource for both physicians and patients, and can be used for decision-support.  They neither contain nor store any patient identifiable information.   The advisors associated with the development and updating of each app are prominently featured.  The development and distribution of Therapy Finders is partially supported by sponsorships and advertising revenue.  They are available free of charge through both a commercial channel and on our company website.  Our aim is to make this tool available as widely as possible, through as many channels as possible, to help community physicians understand the relevance of biomarker testing and the availability of potential therapies for their advanced cancer patients.

Our Therapy Finder™ products are available free-of-charge on both our website and on the MedPage Today website.  There is no material difference between the Therapy Finders presented on both websites.  The only differences are cosmetic, such as background color and placement of individual frames.  Initially, the language used in our Therapy Finders presented on our website was geared toward patients.  When the opportunity arose in connection with MedPage Today, we modified the language to be more physician-friendly and indicated this by appending “Professional” to the title “Therapy Finder.”  In order to avoid confusion, we replaced the patient oriented version on our website with the professional version that is distributed through MedPage Today.  At the same time, we also undertook to revise the other Therapy Finders appearing on our website, but not yet distributed through MedPage today, to the professional (physician-friendly) version, and labeled them as such.  We anticipate offering both professional and patient oriented versions of our Therapy Finders in the future.

Index
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

Originally founded in 2008, CollabRx has developed clinical advisory networks, expert systems, proprietary tools and processes, and a pipeline of commercial data products and applications (“apps”) for cancer.  CollabRx Therapy Finders™, the Company’s first commercial product, provides sophisticated, credible, personalized, and actionable information to physicians and patients for rapidly determining which medical tests, therapies, and clinical trials may be considered in cancer treatment planning with a specific emphasis on the tumor genetic profile.  CollabRx combined three unique elements to solidify its position in advance of commercialization, namely the creation of a highly specialized knowledge base, specialized software tools and applications and a large network of independent experts.  CollabRx’s staff of PhD-level molecular biologists have worked directly on the curation of our oncology-specific knowledge base for over five years and are supported by others on our team who are trained in molecular biology and bioinformatics, along with consultants, contractors and interns.

We do not believe that any of our current or planned products are subject to regulation by the United States Food and Drug Administration (the “FDA”) and other regulatory authorities worldwide.  However, our business could be adversely affected by any increased regulation of our customers.  Changes in the level of regulation, including an increase in regulatory requirements, could subject us to regulatory approvals and delays in launching our products or result in a decrease in demand for our products.  Modifying our products to comply with changes in regulations or regulatory guidance could require us to incur substantial costs. Further, changing regulatory requirements may render our products obsolete or make new products or product enhancements more costly or time consuming than we currently anticipate. Failure by us or our customers to comply with applicable regulations could result in increased regulatory scrutiny and enforcement. If our products fail to comply with government regulations or guidelines, we could incur significant liability or be forced to cease offering our applicable products or services.

In both domestic and foreign markets, sales by our customers may depend, in large part, upon the availability of reimbursement from third-party payers. These third-party payers include government healthcare programs such as Medicare, managed care providers, private health insurers, and other organizations.  Physicians and patients may not order genomic test services or products from our customers unless commercial third-party payers and government payers pay for all, or a substantial portion, of the list price, and certain commercial third-party payers may not agree to reimburse our customers if Centers for Medicaid and Medicare Services (“CMS”) does not issue a positive coverage decision.  There is currently no national coverage decision that determines whether and how certain genomic tests are covered by Medicare. In the absence of a national coverage decision, local Medicare contractors that administer the Medicare program in various regions have some discretion in determining coverage and therefore payment for such tests.  Accordingly, if our customers do not receive full or partial reimbursement for their tests, our revenue and results of operations could be adversely affected.

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

Discontinued Operations

Until 2011, we designed, manufactured, marketed and serviced specialized plasma etch systems used primarily in the production of micro-electrical mechanical systems devices, such as sensors, accelerometers and power devices.  Previously, we also sold systems for the etching and deposition of materials found in other devices, such as integrated circuits and optoelectronic devices found in products such as smart phones, networking gear, solid-state lighting, and digital imaging.  Beginning in December 2008, sales for our legacy etch and PVD systems fell dramatically as the global financial crisis impacted semiconductor manufacturing.  According to Semiconductor Materials and Equipment International, total worldwide semiconductor capital equipment sales for calendar year 2009, in total, were only $15.9B, a decrease of 46.1% over calendar year 2008 capital equipment sales ($29.5B), which were, in turn, 31% lower than worldwide capital equipment sales in calendar year 2007 ($42.8B). As a result of such poor business conditions for semiconductor capital equipment, there were a significant number of consolidations and bankruptcies among semiconductor capital equipment suppliers.

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

Index
Critical Accounting Policies and Estimates

We prepare the condensed consolidated financial statements in conformity with GAAP which requires management to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying condensed consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes.  Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgment or estimates include but are not limited to revenue recognition, accounting for stock-based compensation, accounts for receivables and allowance for doubtful accounts and impairment of long-lived assets.  Actual results may differ from these estimates under different assumptions or conditions.  Critical accounting policies are defined as those that are required for management to make estimates, judgments and assumptions giving due consideration to materiality, in certain circumstances that affect amounts reported in the condensed, consolidated financial statements, and potentially result in materially different results under different conditions and assumptions.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates.  During the three months ended September 30, 2013, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2013 Annual Report on Form 10-K.

Results of Operations

The following table sets forth certain financial items for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Revenue	$251	$50	$521	$50
Revenue - related party	--	25	--	50
Total revenue	251	75	521	100
Cost of revenue	18	20	36	20
Gross profit	233	55	485	80
Operating expenses:
Engineering	457	328	671	328
Research and development	27	--	157	--
Sales and marketing	63	49	122	49
General and administrative	558	970	1,117	1,682
Total operating expenses	1,105	1,347	2,067	2,059
Operating loss	(872)	(1,292)	(1,582)	(1,979)
Other income, net	16	11	26	20
Loss before income tax benefit	(856)	(1,281)	(1,556)	(1,959)
Income tax benefit	(20)	--	(41)	--
Loss from continuing operations	(836)	(1,281)	(1,515)	(1,959)
Income (loss) from discontinued operations, net of taxes	273	(3)	155	(4)
Net loss	$(563)	$(1,284)	$(1,360)	$(1,963)

Net loss per share from continuing operations:
Basic and diluted	$(0.43)	$(0.68)	$(0.78)	$(1.13)
Net income (loss) per share from discontinued operations:
Basic and diluted	$0.14	$-	$0.08	$-
Net loss per share:
Basic and diluted	$(0.29)	$(0.68)	$(0.70)	$(1.13)

Weighted-average shares used in per share computation:
Basic and diluted	1,953	1,884	1,953	1,738

Index
Revenue

Immediately prior to the acquisition of CollabRx, the Company’s sole source of revenue was from management activities related to Sequel Power, a related party.  Revenue for the three and six months ended September 30, 2013 increased by $201 and $471, respectively, compared to the three and six months ended September 30, 2012.    The increases in the same periods relate to our acquisition of CollabRx.

As a percentage of total revenue for the three and six months ended September 30, 2013 and 2012, international sales were 0%.  The Company’s historical operations had revenues in international markets.  With the acquisition of CollabRx, we expect that international sales will once again account for a significant portion of future revenue.

In 2011, Pfizer made a one-time grant of $250 to the Cancer Commons initiative, which contracted with CollabRx to develop and publish a molecular disease model for lung cancer in that same year.  CollabRx received $150 for this effort.  Pfizer gave no material grants to CollabRx, nor did it invest any capital in CollabRx, and we have no continuing obligations to either Cancer Commons or Pfizer.

Gross Profit

Gross profit for the three and six months ended September 30, 2013 increased $178 and $405, respectively, compared to the three and six months ended September 30, 2012.   Our gross profit reflects the amortization of the Company’s product specific software, which was included in the CollabRx acquisition.

Our gross margins for the three and six months ended September 30, 2013 was 92.8% and 93.1% respectively.  Our gross margins for the three and six months ended September 30, 2012, was 73.3% and 80.0% respectively.  These periods included revenue from our former Sequel Power activities, which were management services revenue with no costs incurred to record this revenue.

Engineering

Following the acquisition of CollabRx, engineering expenses consist primarily of salaries.  The increase in Engineering expense of $129 and $343 for the three and six months ended September 30, 2013, compared to the same periods in 2012, resulted from the CollabRx acquisition and the employees retained for those operations.  The increase in Engineering expenses in fiscal 2013 compared to fiscal 2012 reflected compensation paid to scientists and engineers that became our employees in connection with the CollabRx acquisition, effective July 12, 2012, as well as additional hires since the acquisition date.   Prior to the CollabRx acquisition, the Company had exited from our core historical DRIE operations.   We define “engineering” as those development activities that are related to products, content or services which have been offered for sale or for which we have been paid.  We define “R&D” as those development activities which are not related to products which have been offered for sale or for which we have been paid.

Research and Development

Currently any expenses in research and development (“R&D”) result from the change in categorization of certain employee related expenses from engineering to R&D.  We include all of those employees who work both on engineering activities and R&D activities in the headcount within Engineering and allocate the expense to R&D, as categorized above.  The efforts of the engineering group include supporting existing product offerings as well as developing future product offerings.  Consequently, such expenses are segregated, and these expenses make up the total R&D expenses for the three and six months ended September 30, 2013.  The increase in R&D expenses of $27 and $157 for the three and six months ended September 30, 2013 compared to the same periods in 2012 reflected compensation paid to scientists and engineers that became our employees in connection with the CollabRx acquisition, as well as additional hires.   Prior to the CollabRx acquisition, the Company had no expenses associated with R&D for continuing operations for the three and six months ended September 30, 2012 due to the exit from our core historical DRIE operations.   The decrease in R&D expense in the second quarter compared to the first quarter of fiscal year 2014 is related to the efforts of Engineering being directed to a new customer project.

With the sale of the last two patent lots, the Company has no other intellectual property related to discontinued operations.

Sales and Marketing

 Following the acquisition of CollabRx, sales and marketing expenses consist primarily of salaries.  The increases in sales and marketing expense of $14 and $73 for the three and six months ended September 30, 2013, respectively, compared to the same periods in 2012 resulted from the CollabRx acquisition.  The Company had no expenses associated with sales and marketing for the first quarter of the prior fiscal year due to the exit from our core historical DRIE operations.  Sales and Marketing expenses for the six months ended September 30, 2012 began with the date of the CollabRx acquisition, July 12, 2012.

Index
General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities.  The decreases in general and administrative expenses of $412 and $565 for the three and six month periods ended September 30, 2013, respectively, compared to the same periods in 2012 was due primarily to lower expenses related to employees together with lower expenses for stock compensation, legal and consulting services.   These decreases were partially offset by higher expenses for facilities in the current periods.

Other Income, net

Other income, net primarily consists of the change in fair value of the common stock warrant liability and interest earned on our NanoVibronix investment.

Income Taxes

As a result of the acquisition of CollabRx by stock purchase, the Company had no tax basis in the intangible assets acquired.  During the three and six months ended September 30, 2013, the Company recognized $20 and $41 respectively in tax benefit as a result of this difference.

During the three months ended September 30, 2012, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

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

Discontinued Operations

Discontinued operations consists of interest income from accounts related to discontinued operations, other income, gains and losses on the disposal of fixed assets of discontinued operations, gains and losses on foreign exchange and interest income on money market accounts, as well as the reclassification of net expenses associated with our exit from our historical core operations.  For the three and six months ended September 30, 2013 the Company had a net gain from discontinued operations and sale of discontinued assets.   Net income from discontinued operations increased by $276 and $159, respectively, compared to the three and six months ended September 30, 2012.  The change resulted from the sale of the last two patent lots related to NLD as well as from the final closing of bank accounts in its Italian subsidiary and a federal tax refund regarding discontinued operations.  The Company recognized a net $4 non cash gain related to the write off of discontinued assets and liabilities in its foreign subsidiaries.

In the three months ended June 30, 2013, the Company recognized a reclassification out of accumulated other comprehensive loss and into Loss from Discontinued Operations, net of taxes.  The reclassification is related to the recognition of a non-cash loss of $142 from the of foreign exchange differences from its former Tegal foreign subsidiaries, primarily as a result of the final closing of the former Tegal German subsidiary.   The Company received permission to close the German subsidiary in June 2013.  No further audits or reviews are anticipated by foreign taxing authorities.

In the three months ended September 30, 2013, the Company recognized a net cash gain of $267 in discontinued operations as a result of the sale of the last two patent lots for approximately $365.  With this sale, the Company has no other intellectual property related to discontinued operations.   The Company also recognized $6 of income from discontinued operations.

Index
Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating lease obligations	$493	$122	$252	$119	$-
Total contractual cash obligations	$493	$122	$252	$119	$-

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to discontinued operations, net of sublease income, was $0 for the three and six months ended September 30, 2013.  Rent expense for operating leases related to discontinued operations, net of sublease income, was $0 for the three and six months ended September 30, 2012, respectively.  Rent expense for operating leases related to continuing operations, net of sublease income, was $30 and $70 for the three and six month periods ended September 30, 2013, respectively.  Rent expense for operating leases related to continuing operations net of sublease income, was $15 and $25 for the three and six month periods ended September 30, 2012.

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

Liquidity and Capital Resources

For the six months ended September 30, 2013 and the fiscal year ended March 31, 2013, we financed our operations from existing cash on hand and the net proceeds from the sale of discontinued assets, as disclosed in prior and current filings.  Net cash used in operating activities during the six months ended September 30, 2013 was $1,237.  The primary changes in our cash flow statement for the six months ended September 30, 2013 compared to the corresponding period in the prior fiscal year were due to our acquisition of CollabRx, a net loss of $1,360, partially offset by changes in assets and liabilities of discontinued operations, stock compensation expense and changes in accounts receivable due to revenues related to our new operations.  Net cash used in operating activities during the six months ended September 30, 2012 was $1,708, due primarily to our acquisition of CollabRx, a net loss of $1,963, and stock compensation expense, partially offset by a VAT refund related to the discontinued operations in our former French subsidiary in the amount of 312 Euros.

The condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. We incurred net losses of $1,360 and $1,963 for the six months ended September 30, 2013 and 2012, respectively.  We used cash flows from operations of $1,237 and $1,708 for the six months ended September 30, 2013 and 2012, respectively.  We believe that our existing cash will be adequate to fund operations through fiscal year 2014.   While CollabRx, Inc. will form the core of our business and operations going forward, we cannot assure you that we will be successful in pursuing our new strategic initiative in CollabRx.  It is not possible to predict when our business and results of operations will improve.  In consideration of these circumstances, the Company may be forced to consider a merger with or into another company or the liquidation or dissolution of the company, including through a bankruptcy proceeding.  If we were to liquidate or dissolve the company through or outside of a bankruptcy proceeding, you could lose all of your investment in the Company’s common stock.

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

Index
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

As of September 30, 2013 and March 31, 2013, all of the Company’s investments were classified as cash equivalents in the consolidated balance sheet.  The investment portfolio for each of these periods was comprised of money market funds.  With the sale of the DRIE related assets and the closure of our French subsidiary, our exposure to foreign currency fluctuations has been mostly eliminated.  For the period ended September 30, 2013, fluctuations of the U.S. dollar in relation to the Euro were immaterial to our financial statements.  In the prior fiscal year, these fluctuations primarily affected the balance of our pension obligation in Germany, which was settled in the third quarter of fiscal year 2012.

Changes in the exchange rate between the Euro and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.

Historically,  the Company has entered into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs were denominated in U.S. dollars and the related revenue was generated in Euros.  As of September 30, 2013, there were no outstanding foreign exchange contracts.

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

Our financial instruments consist primarily of money market funds.  At September 30, 2013, all of our investments were classified as cash equivalents in the condensed consolidated balance sheet. The carrying amounts of our cash equivalents are valued using Level 1 inputs.  Our cash equivalents total $2,791. The value of our warrant liability is determined using Level 3 inputs.  The Company uses the Black-Scholes option pricing model as its method of valuation for warrants that are subject warrant liability accounting.  The determination of the fair value as of the reporting date is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables which could provide differing variables.  These variables include, but are not limited to, expected stock price volatility over the term of the security and risk free interest rate.  In addition, the Black-Scholes option pricing model requires the input of an expected life for the securities for which we have estimated based upon the stage of the Company’s development.  The fair value of the warrant liability is revalued each balance sheet date utilizing the Black-Scholes option pricing model computations with the decrease or increase in the fair value being reported in the Consolidated Statement of Operations and Comprehensive Loss as other income, net.  A significant increase (decrease) of any of the subjective variables independent of other changes would result in a correlated increase (decrease) in the liability and an inverse effect on net income.

Index
As of September 30, 2013, the Company’s warrant liability has been extinguished, and the Company has no other financial instruments subject to using Level 3 inputs.

The change in the fair value of warrants is as follows:

	Six Months Ended September 30,
	2013	2012
Balance at the beginning of the period	$10	$19
Change in fair value recorded in earnings	(10)	(3)
Balance at the end of the period	$-	$16

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

Evaluation of Disclosure Controls and Procedures

As of the period covered by this quarterly report, management performed, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of September 30, 2013, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business.  We believe there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our Company.

Item 1A.  Risk Factors

We wish to caution you that there are risks and uncertainties that could affect our business. A description of the risk factors associated with our business that you should consider when evaluating our business is included under “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the year ended March 31, 2013.  In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors should be considered carefully when evaluating the Company or our business.

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

We had net losses of $1,360, $3,928, and $1,429 for the six months ended September 30, 2013 and the fiscal years ended March 31, 2013 and 2012, respectively. We used cash flows from operations of $1,237, $3,838 and $3,108 in these respective periods.  We expect to continue to sustain losses for the foreseeable future, which may decrease the price of our common stock.

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

Index
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

Our future success depends on our ability to retain our key personnel.

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

Index
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

Index
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

We compete either directly or indirectly with other medical database solution companies.   Some companies that offer competitive products or services are also potential customers.  We do not believe that any of our principal competitors can offer the same scalable interactive expert solutions as CollabRx.  The principal competitive factors in our markets include, key strategic customer relationships, expert technical personnel, marketplace acceptance of our product, among others.

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

Index
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

Index
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

Index
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

We do not believe that any of our current or planned products are subject to regulation by the United States Food and Drug Administration (the “FDA”) and other regulatory authorities worldwide.  However, our business could be adversely affected by any increased regulation of our customers.  Changes in the level of regulation, including an increase in regulatory requirements, could subject us to regulatory approvals and delays in launching our products or result in a decrease in demand for our products. Modifying our products to comply with changes in regulations or regulatory guidance could require us to incur substantial costs. Further, changing regulatory requirements may render our products obsolete or make new products or product enhancements more costly or time consuming than we currently anticipate. Failure by us or our customers to comply with applicable regulations could result in increased regulatory scrutiny and enforcement. If our products fail to comply with government regulations or guidelines, we could incur significant liability or be forced to cease offering our applicable products or services.

Index
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

In both domestic and foreign markets, sales by our customers may depend, in large part, upon the availability of reimbursement from third-party payers. These third-party payers include government healthcare programs such as Medicare, managed care providers, private health insurers, and other organizations.  Physicians and patients may not order genomic test services or products from our customers unless commercial third-party payers and government payers pay for all, or a substantial portion, of the list price, and certain commercial third-party payers may not agree to reimburse our customers if Centers for Medicaid and Medicare Services (“CMS”) does not issue a positive coverage decision.  There is currently no national coverage decision that determines whether and how certain genomic tests are covered by Medicare. In the absence of a national coverage decision, local Medicare contractors that administer the Medicare program in various regions have some discretion in determining coverage and therefore payment for such tests.  Accordingly, if our customers do not receive full or partial reimbursement for their tests, our revenue and results of operations could be adversely affected.

Index
In addition, there is significant uncertainty surrounding whether the use of products that incorporate new technology, such as Next Generation Sequencing (“NGS”)-based tests, for which we provide interpretative analysis, will be eligible for coverage by commercial third-party payers and government payers or, if eligible for coverage, what the reimbursement rates will be for those products. The fact that a diagnostic product has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a diagnostic product will remain approved for reimbursement or that similar or additional diagnostic products will be approved in the future. Reimbursement of NGS-based cancer products by commercial third party payers and government payers may depend on a number of factors, including a payor’s determination that products enabled by our molecular information platform are:

•	not experimental or investigational;
•	medically necessary;
•	appropriate for the specific patient;
•	cost-effective;
•	supported by peer-reviewed publications;
•	included in clinical practice guidelines; and
•	supported by clinical utility studies.

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

The closing price of our common stock on The NASDAQ Capital Market has ranged from a high as $5.23 to a low of $3.01 from July 12, 2012, the closing date of our acquisition of CollabRx, through September 30, 2013. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

Index
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

Index
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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 13% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2013. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None.

Index
Item 6.   Exhibits

Exhibit Number	Description

3.1.	Certificate of Incorporation, as amended.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLABRX, INC.
(Registrant)

/s/ THOMAS R. MIKA
Thomas R. Mika
Date: November 14, 2013	Acting Chief Financial Officer