Form 10-Q
period 2013-12-31
CollabRx, Inc.
filed 2014-02-13
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of February 10, 2014, there were 2,003,377 shares of the Registrant’s common stock outstanding.

COLLABRX, INC. AND SUBSIDIARIES

Formerly TEGAL CORPORATION

Index
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

COLLABRX, INC. AND SUBSIDIARIES
Formerly TEGAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 31,	March 31,
	2013	2013 *
ASSETS
Current assets:
Cash and cash equivalents	$2,366	$4,039
Accounts receivable	55	250
Prepaid expenses and other current assets	164	102
Deferred financing costs	129	--
Investment in convertible promissory note	370	--
Other assets of discontinued operations	--	11
Total current assets	3,084	4,402
Property and equipment, net	135	142
Intangible assets, net	1,334	1,490
Goodwill	603	603
Investment in convertible promissory note	--	345
Total assets	$5,156	$6,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$355	$167
Common stock warrant liability	--	10
Liabilities of discontinued operations	6	16
Total current liabilities	361	193
Deferred tax liability	520	581
Promissory note	508	504
Other long-term liabilities	12	--
Total liabilities	1,401	1,278

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock, $0.01 par value; 50,000,000 shares authorized; 1,962,960 shares issued and outstanding at December 31, 2013 and 1,952,960 at March 31, 2013, respectively	19	19
Additional paid-in capital	130,874	130,602
Accumulated other comprehensive loss	--	(142)
Accumulated deficit	(127,138)	(124,775)
Total stockholders’ equity	3,755	5,704
Total liabilities and stockholders’ equity	$5,156	$6,982

* Derived from the Company’s audited consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

Index
COLLABRX, INC. AND SUBSIDIARIES
Formerly TEGAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenue	$56	$-	$577	$50
Revenue - related party	--	25	--	75
Total revenue	56	25	577	125
Cost of revenue	104	18	140	38
Gross (loss) profit	(48)	7	437	87
Operating expenses:
Engineering	473	--	1,199	390
Research and development	21	353	234	339
Sales and marketing	57	131	196	185
General and administrative	422	792	1,410	2,421
Total operating expenses	973	1,276	3,039	3,335
Operating loss	(1,021)	(1,269)	(2,602)	(3,248)
Other income, net	7	9	33	29
Loss before income tax benefit	(1,014)	(1,260)	(2,569)	(3,219)
Income tax benefit	(20)	(52)	(61)	(52)
Loss from continuing operations	(994)	(1,208)	(2,508)	(3,167)
Gain on sale of discontinued operations, net of taxes	--	--	267	--
Income (loss) from discontinued operations, net of taxes	(10)	56	(122)	52
Net income (loss) from discontinued operations, net of taxes	(10)	56	145	52
Net loss and comprehensive loss	$(1,004)	$(1,152)	$(2,363)	$(3,115)

Net loss per share from continuing operations:
Basic and diluted	$(0.51)	$(0.64)	$(1.28)	$(1.76)
Net income (loss) per share from discontinued operations:
Basic and diluted	$0.00	$0.03	$0.07	$0.03
Net loss per share:
Basic and diluted	$(0.51)	$(0.61)	$(1.21)	$(1.73)

Weighted-average shares used in per share computation:
Basic and diluted	1,963	1,884	1,955	1,798

See accompanying notes to condensed consolidated financial statements.

Index
COLLABRX, INC. AND SUBSIDIARIES
Formerly TEGAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,363)	$(3,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	272	507
Fair value adjustment of common stock warrants	(10)	(3)
Depreciation	24	10
Loss on disposal of property and equipment	--	17
Amortization of intangible assets	156	82
Accrued interest note receivable	(25)	(25)
Deferred tax liability	(61)	(52)
Accrued interest promissory note	4	--

Changes in operating assets and liabilities:
Accounts receivable	195	--
Prepaid expenses and other assets	(62)	(93)
Deferred financing costs	(129)	--
Accounts payable, accrued expenses and other liabilities	200	(338)
Current assets and liabilities from discontinued operations, net	143	177
Net cash used in operating activities	(1,656)	(2,833)
Cash flows from investing activities:
Acquisition of property and equipment	(17)	(90)
Cash received from acquisition	--	476
Issuance of note receivable	--	(300)
Net cash (used in)/provided by investing activities	(17)	86
Net decrease in cash and cash equivalents	(1,673)	(2,747)
Cash and cash equivalents at beginning of period	4,039	7,820
Cash and cash equivalents at end of period	$2,366	$5,073

Supplemental disclosure of non-cash activities:
Shares issued in CollabRx acquisition	$--	$932
Note receivable used as consideration for CollabRx acquisition	$--	$300
Promissory Note issued in CollabRx acquisition	$--	$500
Fair value of assets acquired in CollabRx acquisition	$--	$2,253
Liabilities assumed in CollabRx acquisition	$--	$997

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

The Company’s condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. We incurred net losses of $2,363 and $3,115 for the nine months ended December 31, 2013 and 2012, respectively. We used $1,656 and $2,833 of cash in operating activities for the nine months ended December 31, 2013 and 2012, respectively. We believe that our existing cash and cash equivalents will be adequate to fund operations through fiscal year 2014.

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

Genetic Variant Annotation™ Service. The “Genetic Variant Annotation” or “GVA” is a service offered to diagnostic testing laboratories, including academic medical centers and commercial laboratories. Our lab customers provide us with a test result, usually in the form of an electronic file that represents the results of a genomic test, typically from a “Next Generation Sequencing” (“NGS”) or similar testing platform. The test results provided to us contain no patient-identifiable information. We analyze the test results for the purpose of identifying those aberrations which we have annotated in advance as being “actionable” (i.e., related to a therapeutic strategy). We provide the testing lab with a report, incorporating information regarding identified biomarkers and associated therapeutic strategies for each, along with relevant drugs and clinical trials, to a level and in a format that we have agreed in advance with our customer. We are compensated for this service either on a per-test or on a volume-adjusted subscription basis. This service is not available to the public and is not available on our website.

Index
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

Discontinued Operations

Since 2009, the Company has engaged in a process of transitioning away from its legacy lines of business in semiconductor capital equipment. As a result of the sale of the Company’s Deep Reactive Ion Etch (“DRIE”) assets in the fiscal year 2011, and in accordance with generally accepted accounting principles (“GAAP”), the DRIE business operations related to the designing, manufacturing, marketing and servicing of systems and parts within the semiconductor industry has been presented in discontinued operations in our condensed consolidated financial statements. The exit from the DRIE operation was essentially completed by the end of the fourth quarter of our 2011 fiscal year. However, the Company retained its intellectual property portfolio for Nanolayer Deposition Technology (“NLD”). During fiscal year 2012, the Company, as part of its proposed sale of its NLD portfolio, completed the sale transactions of two of four patent lots for approximately $3,750. The Company sold the last two patent lots for approximately $365 in the second quarter of the current fiscal year. Net proceeds related to this sale were $267. With this sale, the Company has no other intellectual property related to discontinued operations.

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

Basis of Presentation

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the March 31, 2013 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the financial statements in accordance with GAAP. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013. The results of operations for the three and nine months ended December 31, 2013 are not necessarily indicative of results to be expected for the entire year.

Index
Reclassification

Certain prior year operating expense amounts were reclassified, still within operating expenses, to conform to the current year presentation.

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

For the three and nine months ended December 31, 2012, Sequel Power, LLC (“Sequel Power”) accounted for 100.0% and 60.0% of the Company’s revenue. Everyday Health accounted for 0.0% and 40.0% of the Company’s revenue for the same period. For the three and nine months ended December 31, 2013, Life Technologies accounted for 0% and 86.7%, respectively, of the Company’s revenue. For the three and nine months ended December 31, 2013, Quest Diagnostics accounted for 89.8% and 8.7%, respectively, of the Company’s revenue.

Life Technologies, Inc. has been a major contributor to our revenue and gross profit for the past three quarters, however, we have funded the Company’s operating expenses primarily with cash on hand and the net proceeds from the sale of discontinued assets, as disclosed in prior filings. We are actively engaged in negotiations with several other companies who are interested in purchasing our content on similar terms or under annual subscriptions or software-as-a-service arrangements.

For the period ended December 31, 2013, Quest accounted for 90.9% of the balance in accounts receivable.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments having a maturity of three months or less on the date of purchase to be cash equivalents.

At December 31, 2013 and March 31, 2013, all of the Company’s current investments are classified as cash equivalents in the condensed consolidated balance sheets. At December 31, 2013 and March 31, 2013, the fair value of the Company’s investments approximated cost.

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

At December 31, 2013 and March 31, 2013, the Convertible Promissory Note balance was $370 and $345, respectively, consisting of the original $300 investment and $70 and $45, respectively, in accrued interest.

Index
Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

For the nine months ended December 31, 2013 and 2012, the Company had zero reserves for potential credit losses as such risk was determined to be insignificant. The Company had zero write-offs during the periods presented. The Company does not currently maintain an allowance for doubtful accounts receivable for potential estimated losses resulting from the inability of the Company’s customers to make required payments. The Company believes no such reserve is currently required. The Company reviews the estimated risk of current customers’ inability to make payments on a quarterly basis to determine if any amount is uncollectible.

Revenue Recognition

Each contract sale of our interpretive data is evaluated individually in regard to revenue recognition. We have integrated in our evaluation the related guidance included in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectibility is reasonably assured.

For arrangements that include multiple deliverables, we identify separate units of accounting based on the guidance under ASC 605-25, Multiple Element Arrangements, which provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting, if certain criteria are met. The consideration of the arrangement is allocated to the separate units of accounting using the relative selling price method. Applicable revenue recognition criteria are considered separately for each separate unit of accounting.

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

Derivative Instruments

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF Issue 07-05”) (Topic 815) which applies to the determination of whether any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133 (Topic 815), Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments are potentially indexed to an entity’s own common stock. EITF Issue No. 07-05 (“Topic 815”) became effective for fiscal years beginning after December 15, 2008. The Company adopted Topic 815 as of April 1, 2009. As a result, warrants to purchase 285,454 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $30.00-$495.00 and expired or will expire between February 2010 and September 2013. As such, effective April 1, 2009, the Company reclassified the fair value of these warrants, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue between February 2000 and January 2006. On April 1, 2009, the Company reclassified $346 from additional paid-in capital, as a cumulative effect adjustment, to beginning accumulated deficit, and $502 to common stock warrant liability to recognize the fair value of such warrants on such date. At December 31, 2013, the fair value of the warrants was $0, as these outstanding warrants expired on September 9, 2013. Previous determinations of the fair value of the warrants were calculated using the Black-Scholes pricing model. For the nine months ended December 31, 2013 and 2012, respectively, the Company recorded non-cash gains of $10 and $3 related to these warrants. As of the reporting date, the Company has no other derivative instruments.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2013 and 2012, we have recorded a full valuation allowance for our deferred tax assets based on our past losses and uncertainty regarding our ability to project future taxable income. In future periods, if we are able to generate income we may reduce or eliminate the valuation allowance.

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

Index
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

The Company’s financial instruments consist primarily of money market funds. At December 31, 2013, all of our investments were classified as cash equivalents in the condensed consolidated balance sheets. The carrying amounts of our cash equivalents are valued using Level 1 inputs. Our cash equivalents total $2,366. The value of our warrant liability is determined using Level 3 inputs. The Company uses the Black-Scholes option pricing model as its method of valuation for warrants that are subject warrant liability accounting. The determination of the fair value as of the reporting date is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables which could provide differing variables. These variables include, but are not limited to, expected stock price volatility over the term of the security and risk free interest rate. In addition, the Black-Scholes option pricing model requires the input of an expected life for the securities for which we have estimated based upon the stage of the Company’s development. The fair value of the warrant liability is revalued each balance sheet date utilizing the Black-Scholes option pricing model computations with the decrease or increase in the fair value being reported in the Consolidated Statement of Operations and Comprehensive Loss as other income, net. A significant increase (decrease) of any of the subjective variables independent of other changes would result in a correlated increase (decrease) in the liability and an inverse effect on net income.

Other than the Sequel related balance of 92,888 warrants still outstanding, which are not subject to liability accounting, the Company’s warrant liability has been extinguished, and the Company has no other financial instruments subject to using Level 3 inputs as of December 31, 2013.

The change in the fair value of warrants is as follows:

	Nine Months Ended
	December 31,
	2013	2012
Balance at the beginning of the period	$10	$19
Issuance of warrants	-	-
Change in fair value recorded in earnings	(10)	(3)
Balance at the end of the period	$0	$16

Intangible Assets

Intangible assets include patents, trade names, software, non-compete agreements, customer relationships and trademarks that are amortized on a straight-line basis over periods ranging from three to ten years. The Company performs an ongoing review of its identified intangible assets to determine if facts and circumstances exist that indicate the useful life is shorter than originally estimated or the carrying amount may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flow associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. As of the current reporting period, the Company’s remaining intangible assets, not including those related to the acquisition of CollabRx, were internally developed, which have a carrying value of zero. Currently the Company expenses all costs incurred to renew or extend the term of a recognized intangible asset.

Index
During fiscal year 2012, the Company, as part of its proposed sale of its intellectual property portfolio for Nanolayer Deposition Technology (“NLD”), completed the sale of two of the four lots for the received purchase price of approximately $3,750. The Company sold the last two patent lots for approximately $365 during the quarter ended September 30, 2013. The related commission expense was $89. An additional $10 of related expenses was recognized. With this sale, the Company has no other intellectual property related to discontinued operations. NLD is a process technology that bridges the gap between high throughput, non-conformal chemical vapor deposition (“CVD”) and highly conformal, low throughput atomic layer deposition (“ALD”). The entire portfolio included over 35 US and international patents in the areas of pulsed-CVD, plasma-enhanced ALD, and NLD.

With the acquisition of CollabRx, the Company acquired software, trade names, customer relationships, non-compete agreements and goodwill. The lives of the acquired intangible assets range from three to ten years. Intangible assets, except for trade names, are amortized on a straight-line basis. Intangible assets related to trade names are not amortized. The Company tests for impairment at least annually. The fair values of these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss will be recognized based on the excess of the carrying amount over the fair value of the assets. The amortization expense for the nine months ended December 31, 2013 and 2012 was $156 and $82, respectively. The amortization expense included in cost of revenue is related to the acquired software and is amortized on a straight-line basis over the expected life of the asset, which the Company believes to be ten years.

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

The Company recorded zero disposal losses for fixed assets for the three months ended December 31, 2013 and 2012, respectively. The Company recorded disposal losses of $0 and $17 for fixed assets for the nine months ended December 31, 2013 and 2012, respectively. The Company disposed of certain assets in the prior period in connection with the relocation of its main offices from Petaluma, CA to San Francisco, CA.

Deferred Offering Costs

Deferred offering costs represent expenses incurred to raise equity capital related to financing transactions which have not yet been completed as of the balance sheet dates.

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

Total stock-based compensation expense related to stock options and restricted stock units (“RSUs”) for the nine months ended December 31, 2013 and 2012 was $272 and $507, respectively. The total compensation expense related to non-vested stock options and RSUs not yet recognized at December 31, 2013 is $495, and will be recognized over an estimated weighted average period of 2.6 and 1.55 years, respectively.

The Company utilized the following valuation assumptions to estimate the fair value of options that were granted for the nine month periods ended December 31, 2013 and 2012, respectively.

Index

STOCK OPTIONS:	2013	2012
Expected life (years)	6.0	6.0
Volatility	152.4%	156.8%
Risk-free interest rate	1.48%	0.64%
Dividend yield	0%	0%

ESPP awards are valued using the Black-Scholes option pricing model with expected volatility calculated using a six-month historical volatility. No ESPP awards were made in the three or nine month periods ended December 31, 2013.

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

During the three months ended December 31, 2013, the Company granted 10,000 options.

Stock Options

A summary of the stock option activity during the nine months ended December 31, 2013 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in Years)	Value
Beginning outstanding	263,807	$10.23
Granted	39,499	$4.08
Exercised	--
Expired	(2,380)	$63.97

Ending outstanding	300,926	$9.00	7.24	$20,148
Ending vested and expected to vest	300,743	$9.00	7.24	$20,142
Ending exercisable	175,301	$12.60	6.02	$16,098

Index
The aggregate intrinsic value of stock options outstanding at December 31, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of December 31, 2013.

The following table summarizes information with respect to stock options outstanding as of December 31, 2013:

						Weighted-
			Weighted-			Average
		Number	Average		Number	Exercise
		Outstanding	Remaining	Weighted-	Exercisable	Price
		As of	Contractual	Average	As of	As of
Range of		December 31,	Term	Exercise	December 31,	December 31,
Exercise Prices		2013	(in years)	Price	2013	2013
$2.90	$4.50	200,496	8.82	$3.83	74,871	$3.65
6.00	11.70	48,690	4.98	11.12	48,690	11.12
17.80	28.10	39,244	3.72	21.63	39,244	21.63
34.20	89.52	12,496	1.68	43.65	12,496	43.65
$2.90	$89.52	300,926	7.24	$9.00	175,301	$12.60

As of December 31, 2013, there was $275 of total unrecognized compensation cost related to outstanding options which the Company expects to recognize over an estimated weighted average period of 2.6 years.

Restricted Stock Units

The following table summarizes the Company’s unvested RSU activity for the nine months ended December 31, 2013:

	Number	Weighted- Average
	of	Grant Date
	Shares	Fair Value
Balance March 31, 2013	183,904	$2.67
Granted	-	$-
Forfeited	-	$-
Vested	(57,250)	$2.42
Balance, December 31, 2013	126,654	$2.78

Unvested Restricted Stock at December 31, 2013

As of December 31, 2013, there was $220 of total unrecognized compensation cost related to outstanding RSUs, which the Company expects to recognize over an estimated weighted average period of 1.55 years.

2.	Earnings Per Share (EPS):

Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period.

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

Index
The following table represents the calculation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Loss from continuing operations	$(994)	$(1,208)	$(2,508)	$(3,167)

Income (loss) from discontinued operations, net of taxes	(10)	56	145	52

Net loss applicable to common stockholders	$(1,004)	$(1,152)	$(2,363)	$(3,115)
Basic and diluted:
Weighted-average common shares outstanding	1,963	1,884	1,955	1,798

Weighted-average common shares used in per share computation	1,963	1,884	1,955	1,798

Net loss per share from continuing operations:
Basic and diluted	$(0.51)	$(0.64)	$(1.28)	$(1.76)
Net income (loss) per share from discontinued operations:
Basic and diluted	$0.00	$0.03	$0.07	$0.03
Net loss per share:
Basic and diluted	$(0.51)	$(0.61)	$(1.21)	$(1.73)

Outstanding options and RSUs of 427,580 and 447,090 shares of common stock at a weighted-average exercise price per share of $9.99 and $11.11 on December 31, 2013 and 2012, respectively, were not included in the computation of diluted net loss per common share for the three and nine month periods presented as a result of their anti-dilutive effect. Also, warrants to purchase 92,888 shares of common stock with a weighted average exercise price of $3.15 per share were not included in the computation of diluted net loss per common share. These warrants, which represent the balance of Sequel Power’s grant, expire January 14, 2015. Such securities could potentially dilute earnings per share in future periods.

3.	Financial Instruments:

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, notes receivable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. Prior to February 9, 2010, the Company sold products in various global markets. As a result, the Company was exposed to changes in foreign currency exchange rates. The Company does not hold derivative financial instruments for speculative purposes. Foreign currency transaction gains and (losses) included in other income (expense), were $0 for the three and nine month periods ended December 31, 2013 and 2012. On December 31, 2013, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies. Certain warrants expired on September 9, 2013, which then ended the Company’s liability associated with these warrants, which had an exercise price of $30.00. The Company recorded a non-cash gain of $10 and $3 in the nine months ended December 31, 2013 and 2012, respectively, related to these warrants.

Changes in the exchange rate between the Euro and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.

The balance in note receivable at December 31, 2013 was $0. In the first quarter of the current fiscal year, the note receivable balance consisted of a loan related to the Company’s investment in CollabRx. After the completion of the acquisition of CollabRx, the note receivable was reclassified to be included as part of the purchase price, thereby extinguishing the $300 bridge loan previously extended to CollabRx. Also as part of the purchase price, the Company assumed $500 of existing CollabRx indebtedness through the issuance of promissory notes. The principal of the promissory notes is payable in equal installments on the third, fourth and fifth anniversaries of the date of issuance, along with the accrued but unpaid interest as of such dates. See Note 8, CollabRx Acquisition.

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

During the preceding fiscal quarter, the Company recognized a net cash gain of $267 in discontinued operations as a result of the sale of the last two patent lots for approximately $365. At that time, the Company also recognized $6 of income from discontinued operations. During the current quarter, the Company recognized $10 of loss from discontinued operations. With this sale, the Company has no remaining intellectual property related to discontinued operations.

	December 31,	March 31,
	2013	2013 *

Assets of Discontinued Operations:
Accounts and other receivables, net of allowances for sales returns and doubtful accounts of $0	$-	$4
Prepaid expenses and other current assets	-	7
Total assets of discontinued operations	$-	$11

Liabilities of Discontinued Operations:
Accrued expenses and other current liabilities	$6	$16
Total liabilities of discontinued operations	$6	$16

* Derived from the Company’s audited consolidated financial statements.

Index
5.	Geographical and Segment Information:

As of December 31, 2013, the Company’s source of revenue was related to genomics based technology information services. For the prior period, the Company’s source of revenue was the project activities of Sequel Power. The Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist of property, plant and equipment and are attributed to the geographic location in which they are located. For all periods presented, net sales by geographic region were all in the United States.

Revenues for the three and nine months ended December 31, 2013 and 2012, respectively, are all part of continuing operations.

	Revenue for the		Revenue for the
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Segment Revenue:
Genomics based technology information	$56	$-	$577	$50
Solar power management services	--	25	--	75
Total revenue	$56	$25	$577	$125

CollabRx’s genomics based technology information business will form the core of our business and operations going forward. Additionally, all long-lived assets are located in the United States and are included in continuing operations. There are no long-lived assets in discontinued operations.

6.	Recent Accounting Pronouncements:

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The new guidance was effective for fiscal periods after December 15, 2012 and had no material impact on our consolidated financial statements. See Note 4, Discontinued Operations.

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

Index
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

The Company recognized $20 and $61 in tax benefit in the three and nine months ended December 31, 2013, respectively, regarding the deferred tax liability related to this acquisition.

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

Index
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

Index
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

Our “Genetic Variant Annotation™” or “GVA” is a service offered to diagnostic testing laboratories, including academic medical centers and commercial laboratories. Our lab customers provide us with a test result, usually in the form of an electronic file that represents the results of a genomic test, typically from a “Next Generation Sequencing” (“NGS”) or similar testing platform. The test results provided to us contain no patient-identifiable information. We analyze the test results for the purpose of identifying those aberrations which we have annotated in advance as being “actionable” (i.e., related to a therapeutic strategy). We provide the testing lab with a report, incorporating specific information regarding identified biomarkers and associated therapeutic strategies for each, along with relevant drugs and clinical trials, to a level and in a format that we have agreed in advance with our customer. We are compensated for this service either on a per-test or on a volume-adjusted subscription basis. This service is not available to the public and is not available on our website.

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

Index
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

Index
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

Critical Accounting Policies and Estimates

We prepare the condensed consolidated financial statements in conformity with GAAP which requires management to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying condensed consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes. Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgment or estimates include but are not limited to revenue recognition, accounting for stock-based compensation, accounts for receivables and allowance for doubtful accounts and impairment of long-lived assets. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that are required for management to make estimates, judgments and assumptions giving due consideration to materiality, in certain circumstances that affect amounts reported in the condensed, consolidated financial statements, and potentially result in materially different results under different conditions and assumptions. We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions. Actual results could differ from those estimates. During the three months ended December 31, 2013, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2013 Annual Report on Form 10-K.

Index
Results of Operations

The following table sets forth certain financial items for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenue	$56	$-	$577	$50
Revenue - related party	--	25	--	75
Total revenue	56	25	577	125
Cost of revenue	104	18	140	38
Gross (loss) profit	(48)	7	437	87
Operating expenses:
Engineering	473	-	1,199	390
Research and development	21	353	234	339
Sales and marketing	57	131	196	185
General and administrative	422	792	1,410	2,421
Total operating expenses	973	1,276	3,039	3,335
Operating loss	(1,021)	(1,269)	(2,602)	(3,248)
Other income, net	7	9	33	29
Loss before income tax benefit	(1,014)	(1,260)	(2,569)	(3,219)
Income tax benefit	(20)	(52)	(61)	(52)
Loss from continuing operations	(994)	(1,208)	(2,508)	(3,167)
Income (loss) from discontinued operations, net of taxes	(10)	56	145	52

Net loss and comprehensive loss	$(1,004)	$(1,152)	$(2,363)	$(3,115)

Net loss per share from continuing operations:
Basic and diluted	$(0.51)	$(0.64)	$(1.28)	$(1.76)
Net income (loss) per share from discontinued operations:
Basic and diluted	$0.00	$0.03	$0.07	$0.03
Net loss per share:
Basic and diluted	$(0.51)	$(0.61)	$(1.21)	$(1.73)

Weighted-average shares used in per share computation:
Basic and diluted	1,963	1,884	1,955	1,798

Revenue

Immediately prior to the acquisition of CollabRx, the Company’s sole source of revenue was from management activities related to Sequel Power, a related party. Revenue for the three and nine months ended December 31, 2013 increased by $31 and $452, respectively, compared to the three and nine months ended December 31, 2012. The increases in the same periods relate to our acquisition of CollabRx.

As a percentage of total revenue for the three and nine months ended December 31, 2013 and 2012, international sales were 0%. The Company’s historical operations had revenues in international markets. With the acquisition of CollabRx, we expect that international sales will once again account for a significant portion of future revenue.

In 2011, Pfizer made a one-time grant of $250 to the Cancer Commons initiative, which contracted with CollabRx to develop and publish a molecular disease model for lung cancer in that same year. CollabRx received $150 for this effort. Pfizer gave no material grants to CollabRx, nor did it invest any capital in CollabRx, and we have no continuing obligations to either Cancer Commons or Pfizer.

Gross Profit

Gross profit for the three months ended December 31, 2013 decreased $55 compared to the three months ended December 31, 2012. Gross profit for the nine months ended December 31, 2013 increased $350 compared to the nine months ended December 31, 2012. Our gross profit reflects the amortization of the Company’s product specific software, which was included in the CollabRx acquisition and engineering expenses related to revenue in the three and nine months ended December 31, 2013 and 2012, respectively.

Index
Our gross margins for the three and nine months ended December 31, 2013 were (85.7)% and 75.7%, respectively. Our gross margins for the three and nine months ended December 31, 2012, were 28.0% and 69.6%, respectively. These periods included revenue from our former Sequel Power activities, which were management services revenue with no costs incurred to record this revenue, as well as initial genomic information revenues with the amortization of acquired software included in cost of goods.

Engineering

Following the acquisition of CollabRx, engineering expenses consist primarily of salaries. The increase in Engineering expense of $473 and $809, respectively, for the three and nine months ended December 31, 2013, compared to the same periods in 2012, resulted from the CollabRx acquisition and the employees retained for those operations. The increase in Engineering expenses in fiscal 2013 compared to fiscal 2012 reflected compensation paid to scientists and engineers that became our employees in connection with the CollabRx acquisition, effective July 12, 2012, as well as additional hires and bonuses since the acquisition date. These increases were offset by reclassifying $74 of engineering expenses related the current period’s cost of revenue. Engineering expenses for the nine months ended December 31, 2012 began with the date of the CollabRx acquisition, July 12, 2012. Prior to the CollabRx acquisition, the Company had exited from our core historical DRIE operations. We define “engineering” as those development activities that are related to products, content or services which have been offered for sale or for which we have been paid. We define research and development (“R&D”) as those development activities which are not related to products which have been offered for sale or for which we have been paid.

Research and Development

Currently any expenses in R&D result from the change in categorization of certain employee related expenses from engineering to R&D. We include all of those employees who work both on engineering activities and R&D activities in the headcount within Engineering and allocate the expense to R&D, as categorized above. The efforts of the engineering group include supporting existing product offerings as well as developing future product offerings. Consequently, such expenses are segregated, and these expenses make up the total R&D expenses for the three and nine months ended December 31, 2013. The decrease in R&D expenses of $332 and $105 for the three and nine months ended December 31, 2013, respectively, compared to the same periods in 2012 reflected the slowing rate of Engineering efforts being related to R&D. Prior to the CollabRx acquisition, the Company had no expenses associated with R&D for continuing operations for the three and nine months ended December 31, 2012 due to the exit from our core historical DRIE operations.

With the sale of the last two patent lots in the preceding quarter, the Company has no other intellectual property related to discontinued operations.

Sales and Marketing

 Following the acquisition of CollabRx, sales and marketing expenses consist primarily of salaries. The change in sales and marketing expense of $(74) and $11 for the three and nine months ended December 31, 2013, respectively, compared to the same periods in 2012 resulted from the CollabRx acquisition. These increases were offset by the reclassification of $12 of marketing expenses related to the current period’s cost of revenue. The Company had no expenses associated with sales and marketing for the first quarter of the prior fiscal year due to the exit from our core historical DRIE operations. Sales and Marketing expenses for the nine months ended December 31, 2012 began with the date of the CollabRx acquisition, July 12, 2012.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities. The decreases in general and administrative expenses of $370 and $1,011 for the three and six month periods ended December 31, 2013, respectively, compared to the same periods in 2012 was due primarily to lower expenses related to employees together with lower expenses for stock compensation, legal and consulting services.

Index
Other Income, net

Other income, net primarily consists of the change in fair value of the common stock warrant liability and interest earned on our NanoVibronix investment.

Income Taxes

As a result of the acquisition of CollabRx by stock purchase, the Company had no tax basis in the intangible assets acquired. During the three and nine months ended December 31, 2013, the Company recognized $20 and $61, respectively, in tax benefit as a result of this difference.

During the three months ended December 31, 2012, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

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

Discontinued Operations

Discontinued operations consists of interest income from accounts related to discontinued operations, other income, gains and losses on the disposal of fixed assets of discontinued operations, gains and losses on foreign exchange and interest income on money market accounts, as well as the reclassification of net expenses associated with our exit from our historical core operations. For the three and nine months ended December 31, 2013 the Company had a net gain from discontinued operations and sale of discontinued assets. Net income from discontinued operations decreased by $66 compared to the three months ended December 31, 2012. Net income from discontinued operations increased by $93 compared to the nine months ended December 31, 2012. The change resulted from the sale of the last two patent lots related to NLD as well as from the final closing of bank accounts in its Italian subsidiary and a federal tax refund regarding discontinued operations and the final closing of foreign subsidiaries.

In the three months ended December 31, 2013, the Company recognized a net cash loss of $10 in discontinued operations. In the nine months ended December 31, 2013, the Company recognized a net gain of $145 in discontinued operations primarily as a result of the sale of the last two patent lots for approximately $365 in the second quarter offset by $98 in related expenses. Also in the second quarter the Company recognized $6 of income from discontinued operations. The second quarter gain was offset by the first quarter loss when the Company recognized a reclassification out of accumulated other comprehensive loss and into Loss from Discontinued Operations, net of taxes. The reclassification is primarily related to the recognition of a non-cash loss of $142 from the of foreign exchange differences from its former Tegal foreign subsidiaries, primarily as a result of the final closing of the former Tegal German subsidiary. Also in the first quarter, the Company recognized $20 resulting from the final closing of bank accounts in its Italian subsidiary and a federal tax refund regarding discontinued operations, and a net $4 non cash gain related to the write off of discontinued assets and liabilities in its foreign subsidiaries.

The Company received permission to close the German subsidiary in June 2013. No further audits or reviews are anticipated by foreign taxing authorities.

With the closure of the former Tegal’s foreign subsidiaries and the sale of the Company’s last two patent lots, the Company has no other assets related to discontinued operations.

Index
Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating lease obligations	$463	$123	$253	$87	$-
Total contractual cash obligations	$463	$123	$253	$87	$-

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to discontinued operations, net of sublease income, was $0 for the three and nine months ended December 31, 2013. Rent expense for operating leases related to discontinued operations, net of sublease income, was $0 for the three and nine months ended December 31, 2012. Rent expense for operating leases related to continuing operations, net of sublease income, was $30 and $100 for the three and nine month periods ended December 31, 2013. Rent expense for operating leases related to continuing operations net of sublease income, was $30 and $55 for the three and nine month periods ended December 31, 2012, respectively.

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

Liquidity and Capital Resources

For the nine months ended December 31, 2013 and the fiscal year ended March 31, 2013, we financed our operations from existing cash on hand and the net proceeds from the sale of discontinued assets, as disclosed in prior and current filings. Net cash used in operating activities during the nine months ended December 31, 2013 was $1,656. The primary changes in our cash flow statement for the nine months ended December 31, 2013 compared to the corresponding period in the prior fiscal year were due to our acquisition of CollabRx, a net loss of $2,363, partially offset by changes in assets and liabilities of discontinued operations, stock compensation expense and changes in accounts receivable due to revenues related to our new operations. Net cash used in operating activities during the nine months ended December 31, 2012 was $2,833, due primarily to our acquisition of CollabRx, a net loss of $3,115, and stock compensation expense, partially offset by a VAT refund related to the discontinued operations in our former French subsidiary in the amount of 312 Euros.

The condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. We incurred net losses of $2,363 and $3,115 for the nine months ended December 31, 2013 and 2012, respectively. We used cash flows from operations of $1,656 and $2,833 for the nine months ended December 31, 2013 and 2012, respectively. We believe that our existing cash will be adequate to fund operations through fiscal year 2014. While CollabRx, Inc. will form the core of our business and operations going forward, we cannot assure you that we will be successful in pursuing our new strategic initiative in CollabRx. It is not possible to predict when our business and results of operations will improve. In consideration of these circumstances, the Company may be forced to consider a merger with or into another company or the liquidation or dissolution of the company, including through a bankruptcy proceeding. If we were to liquidate or dissolve the company through or outside of a bankruptcy proceeding, you could lose all of your investment in the Company’s common stock.

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

Index
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

As of December 31, 2013 and March 31, 2013, all of the Company’s investments were classified as cash equivalents in the consolidated balance sheet. The investment portfolio for each of these periods was comprised of money market funds. With the sale of the DRIE related assets and the closure of our French subsidiary, our exposure to foreign currency fluctuations has been mostly eliminated. For the period ended December 31, 2013, fluctuations of the U.S. dollar in relation to the Euro were immaterial to our financial statements. In the prior fiscal year, these fluctuations primarily affected the balance of our pension obligation in Germany, which was settled in the third quarter of fiscal year 2012.

Changes in the exchange rate between the Euro and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.

Historically, the Company has entered into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs were denominated in U.S. dollars and the related revenue was generated in Euros. As of December 31, 2013, there were no outstanding foreign exchange contracts.

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

Our financial instruments consist primarily of money market funds. At December 31, 2013, all of our investments were classified as cash equivalents in the condensed consolidated balance sheet. The carrying amounts of our cash equivalents are valued using Level 1 inputs. Our cash equivalents total $2,366. The value of our warrant liability is determined using Level 3 inputs. The Company uses the Black-Scholes option pricing model as its method of valuation for warrants that are subject warrant liability accounting. The determination of the fair value as of the reporting date is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables which could provide differing variables. These variables include, but are not limited to, expected stock price volatility over the term of the security and risk free interest rate. In addition, the Black-Scholes option pricing model requires the input of an expected life for the securities for which we have estimated based upon the stage of the Company’s development. The fair value of the warrant liability is revalued each balance sheet date utilizing the Black-Scholes option pricing model computations with the decrease or increase in the fair value being reported in the Consolidated Statement of Operations and Comprehensive Loss as other income, net. A significant increase (decrease) of any of the subjective variables independent of other changes would result in a correlated increase (decrease) in the liability and an inverse effect on net income.

Index
Other than the Sequel related balance of 92,888 warrants still outstanding, which are not subject to liability accounting, the Company’s warrant liability has been extinguished, and the Company has no other financial instruments subject to using Level 3 inputs as of December 31, 2013.

The change in the fair value of warrants is as follows:

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

Evaluation of Disclosure Controls and Procedures

As of the period covered by this quarterly report, management performed, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of December 31, 2013, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had net losses of $2,363, $3,928, and $1,429 for the nine months ended December 31, 2013 and the fiscal years ended March 31, 2013 and 2012, respectively. We used cash flows from operations of $1,656, $3,838, and $3,108 in these respective periods. We expect to continue to sustain losses for the foreseeable future, which may decrease the price of our common stock.

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

Index
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

The closing price of our common stock on The NASDAQ Capital Market has ranged from a high as $5.23 to a low of $3.01 from July 12, 2012, the closing date of our acquisition of CollabRx, through December 31, 2013. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

Index
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

Index
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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 16% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2013. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Index
Item 6. Exhibits

Exhibit
Number	Description

10.1	Sales Agreement dated December 20, 2013 between the Company and Cantor Fitzgerald & Co. (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on December 27, 2013).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLABRX, INC. (Registrant)

/s/ THOMAS R. MIKA Thomas R. Mika Acting Chief Financial Officer

Date: February 13, 2014