Form 10-K
period 2014-03-31
CollabRx, Inc.
filed 2014-06-09
CIK 931059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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
Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the common stock on September 30, 2013 (the last day of the second quarter) as reported on the NASDAQ Capital Market, was $7,616,544. As of June 3, 2014, 2,012,288 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to incorporate by reference the information required by Part III of this Annual Report on Form 10-K from the Registrant’s definitive proxy statement for its 2014 annual meeting of stockholders, provided that the Registrant understands that such definitive proxy statement must be filed with the Commission no later than July 29, 2014 (120 days after the end of the registrant’s fiscal year).

PART I

Item 1.	Business

Information contained or incorporated by reference in this report contains forward-looking statements.  These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology which constitutes projected financial information.  These forward-looking statements are subject to risks, uncertainties and assumptions including, but not limited to, industry conditions, economic conditions, and acceptance of our current and future products and services.   For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part Item 1A—Risk Factors” and the “Liquidity and Capital Resources” section set forth in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 22 and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (“SEC”) reports and filings. We assume no obligation to update forward-looking statements.

All dollar amounts are in thousands unless specified otherwise.  All share amounts and prices give effect to the 1-for-5 reverse stock split effected by the Company on June 15, 2011.

The Company

Corporate Information

CollabRx, Inc., a Delaware corporation (“CollabRx,” the “Company” or “we,” “us,” and “our”), is the formerly named Tegal Corporation, a Delaware corporation (“Tegal”), which acquired a private company of the same name on July 12, 2012.  Following approval by our stockholders on September 25, 2012, we amended our charter and changed our name to “CollabRx, Inc.” (the “Name Change”).

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

Overview of our Current Business

We acquired a development stage company that is just entering the commercialization phase of business.  We are focused on developing and delivering content-rich knowledge-based products and services that inform healthcare decision-making, with an emphasis on genomics-based “precision” medicine and big data analytics.   Our proprietary content is organized in a knowledge base that expresses the relationship between genetic profiles and therapeutic options, including molecular diagnostics, medical tests, clinical trials, drugs, biologics, and other information relevant for cancer treatment planning.  We have developed a method for capturing how practicing physicians use this information in the clinical setting, by incorporating within the knowledge base the views of a large network of independent key opinion leaders in medicine and medical research.  We currently deliver our proprietary content to users via web-based  applications and services in the “cloud ” serving physicians and their patients in two settings: (i) at the point-of-care in the “clinic”, and (ii) indirectly, as a part of a genetic test report provided to an ordering physician by a diagnostic testing laboratory, (i.e., the “lab”).  Portions of our web-based applications are currently available free to physicians and patients through commercial on-line media partners under a license plus advertising or sponsorship revenue sharing arrangement.  The content that we offer to laboratories is sold based on a variation of a “Software as a Service” or SaaS business model, in which our content is provided on a one-time, subscription or per test basis.   We also receive fee-for-service payments in connection with customized user interfaces to our database.

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

We search publicly available databases as source documents for our knowledgebase.  Such databases include those that are available, either free or on a commercial basis, in the areas of clinical trials, drugs, investigational compounds, biomarkers, bioinformatics, cancer oncology and literature.  We then aggregate, annotate and integrate these datasets for the purpose of defining the relationship of biomarkers to therapeutic strategies, drugs and clinical trials. None of the individual databases we utilize as sources provide information on the interrelationships of these discrete elements.  In addition, CollabRx has developed a process for incorporating the guidance of our network of physician and research advisors in the selection of the most relevant data for specific diagnoses, histopathological data, prior treatments and biomarkers.  The result of this software and expert-assisted process is proprietary content that includes decision rules, succinct statements of therapeutic strategy and a comprehensive listing of appropriate drugs and clinical trials, all related to specific aberrations which might be observed in connection with genomic testing.

Although the process and results are proprietary, we always refer to the relevant source documentation that provides the support for the identification of an actionable biomarker, typically a peer-reviewed, published paper.  In this way, we avoid the “black-box algorithm problem” which is prevalent in other companies’ predictive analytical models, but is not currently a trusted methodology in medical practice.  Our proprietary content is incorporated into our knowledgebase, which is updated regularly with the assistance of a large network of independent advisors, and which forms the basis for all our products and services.

In addition to analyzing the sequencing data that we collect, we intend to pursue collaborative arrangements with other companies and entities that provide contract research services to oncology practices, conduct in-house clinical and translational research, collect information on patient outcomes and link this information to genetic sequencing data, and calculate the relative costs and benefits associated with different diagnostic tests and therapies.  We expect such efforts to lead to novel insights and advances to improve the quality of cancer care and reduce the costs of delivering it.

Our knowledgebase informs two distinctly different products and services.  The “Genetic Variant Application” or “GVA” is a service offered to diagnostic testing laboratories, including academic medical centers and commercial laboratories.  Our lab customers provide us with a test result, usually in the form of an electronic file that represents the results of a genomic test, typically from a “Next Generation Sequencing” (“NGS”) or similar testing platform.  We analyze the test results for the purpose of identifying those aberrations that we have annotated in advance as being “actionable” (i.e., related to a therapeutic strategy).  We provide the testing lab with a report, incorporating specific information regarding identified biomarkers and associated therapeutic strategies for each, along with relevant drugs and clinical trials, to a level and in a format that we have agreed in advance with our customer.  We are compensated for this service either on a per-test or on a volume-adjusted subscription basis.   This service is not available to the public and is not available on our website.

Our Therapy Finders™ are a series of cancer-specific, web-based apps which are accessed by physicians and patients, usually in the physician’s office.  After indicating a number of pre-set options related to stage of cancer, histopathology, prior treatments and presence of biomarkers on an input page, the physician is presented with a results page which explains the role of the biomarker, identifies a possible therapeutic strategy for that particular set of inputs, along with tabs associated with searchable lists of relevant drugs and clinical trials. Therapy Finders are an interactive, informational and educational resource for both physicians and patients, and can be used for decision-support.  Therapy Finders do not provide the level of detailed information on specific test results that are available from the GVA.  Therapy Finders are offered free of charge and the advisors associated with the development and updating of each app are prominently featured.  The development and distribution of Therapy Finders is partially supported by sponsorships and advertising revenue.  Our aim is to make this tool available as widely as possible, through as many channels as possible, to help community physicians understand the relevance of biomarker testing and the availability of potential therapies for their advanced cancer patients.

Our Therapy Finders™ products are available on both our website and on the MedPage Today website.  There is no material difference between the Therapy Finders presented on both websites.  The only differences are cosmetic, such as background color and placement of individual frames.  Initially, the language used in our Therapy Finders presented on our website was geared toward patients.  When the opportunity arose in connection with MedPage Today, we modified the language to be more physician-friendly and indicated this by appending “Professional” to the title “Therapy Finder.”  In order to avoid confusion, we replaced the patient oriented version on our website with the professional version that is distributed through MedPage Today.  At the same time, we also undertook to revise the other Therapy Finders appearing on our website, but not yet distributed through MedPage today, to the professional (physician-friendly) version, and labeled them as such.  Nevertheless, we anticipate offering both professional and patient oriented versions of our Therapy Finders in the future.

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

Products

Our Therapy Finders™ web-based application serves as an initial user-interface to the underlying knowledge base.  It is available free of charge on our website.  Our Therapy Finders™ are also offered to registered physicians through MedPage Today, an offering of Everyday Health, Inc.  MedPage Today is a rapidly growing online site that serves 96% of all oncologists and 1.6 million monthly online unique users.  Our agreement with Everyday Health provides for an annual license fee payable to our Company and sharing of sponsorships and advertising revenue generated by Everyday Health.

Recently, we redesigned our Therapy Finders™ so that they could be accessed by physicians using the iOS operating system from Apple, Inc. via an iPhone or an iPad, and have named this mobile application “CancerRx®.” CancerRx was co-developed with MedPage Today of Everyday Health, Inc., with the ownership of the application retained by CollabRx.  A special feature of CancerRx is a daily oncology newsfeed from MedPage Today, all with real-time over the air updates. Under our agreement with MedPage Today each company absorbs its own costs for the development, and we share the gross advertising, sponsorship and data analytics revenues associated with the app.  We launched CancerRx during the first fiscal quarter of fiscal year 2015.

Within the lab, our current offering provides the clinical interpretation of genetic variants present in human tumor biopsies, and is sold directly to diagnostic labs that perform molecular testing on patients.  Our “Genetic Variant Application” or “GVA” is compiled dynamically by our software platform to provide specific insights to a patient’s diagnostic test results on a test-by-test basis.  The GVA results are provided to laboratories in a variety of forms, including with a front-end user interface or directly integrated into a customer’s laboratory information management system.  Drawing on our interactive and up-to-date knowledge base, a diagnostic lab medical director can select the most relevant insights for a particular patient at the time of testing, and incorporate those insights on potential therapeutic strategies within the report that is transmitted directly back to the ordering physician (typically an oncologist or pathologist).  Our content is branded and identified as “Powered by CollabRx” within the test report.  We deliver the GVA product via a cloud-based variation on a SaaS business model, and we receive payment directly from the diagnostic laboratory, typically on a per-test basis.  Because we are independent and focused exclusively on providing information on actionable biomarkers, we are able to offer our service to many of the hundreds of laboratories globally that offer genetic testing of cancer tumors.

Technologies

The knowledge base that underlies our clinical and laboratory is focused on the “actionable” molecular biomarkers and evidence-based medicine that guides the selection of therapeutic options.  We determine “actionability” based on a defined set of measures of the strength of evidence and other objective criteria.  The information that we aggregate, synthesize and report to physicians is based solely on data available publicly in the medical literature.  It is referenced with respect to its source documentation and is vetted for appropriateness and relevance as needed by our network of more than 75 independent key opinion leaders, whose identities and biographies are posted on our website.  In these important ways we are transparent in our approach to providing the information that supports the day-to-day decisions made by practicing physicians.   We have simplified and made more efficient the process by which many physicians would otherwise collect the needed information to make or support clinical decisions (e.g., web search followed by reading).  We have performed the searches and compiled the relevant information in advance on behalf of users, ensuring that the information is comprehensive, relevant and up-to-date.  Generally speaking, we provide an easy-to-use, efficient, interactive on-line library for practicing oncologists and laboratory medical directors.

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

Fundamental to our business is the concept that “thought-leader” medicine drives advances in clinical practice.  Physicians and researchers in the major cancer centers in the United States and abroad that oversee cutting-edge clinical research are discovering new treatment and testing options for patients at an increasingly rapid pace, due in large part to advances in testing and information technology.  Treatment options that are incorporated into routine clinical practice “standard of care” guidelines fail to keep up with the rapid pace of discovery in the research laboratories.  We have addressed this problem by assembling a network of over 75 leading oncologists and researchers and by providing them with a platform to integrate their knowledge into clinical practice and to distribute that knowledge widely to other practicing physicians.  Generally speaking, most advanced-staged patients are “beyond the standard of care.”  We believe this “democratization” of thought-leader medicine is disruptive to the status-quo of compartmentalized, institution-based diagnosis and treatment.

Building on the well-established conceptual framework for publishing in medicine, we have assembled a network of Editorial and Advisory Boards of independent physicians and researchers, based around specific expertise in organ or location-based cancers (e.g., melanoma, colorectal, breast, prostate, etc.) and “pan-cancer” (a biomarker-centric, non-location specific view).   Each Editorial Board has a Chairperson and consists of 6 – 12 additional experts recruited by the Chairperson and assembled specifically to help us model each disease on a molecular level, to create decision nodes for the consideration of additional testing or therapy options, and to weigh alternative treatments against the highest quality of peer-reviewed scientific and medical evidence.  Several of our models have been co-authored by our Editorial Board members and published in open access, peer-reviewed journals.  The decision-support features of the knowledge have been developed into easy-to-use, web-based Therapy Finder™ applications that we have made available to physicians and patients free of charge on our website and through other online media outlets.  In this way, we fulfill our commitment to transparency and the democratization of thought-leader medicine.

The Market

Cancer is a worldwide health concern.  In 2002, cancer eclipsed heart disease as the number one cause of death in the U.S. for individuals under the age of 85, according to the National Cancer Institute.   In the U.S., nearly 12 million individuals are living with a cancer diagnosis, approximately 7 million individuals are being treated for cancer, approximately 1.5 million new cases are diagnosed each year, over 600,000 people die from cancer each year (6 million deaths worldwide), and nearly 1 in 3 females and 1 in 2 males will be diagnosed with cancer in their lifetime, according to the American Cancer Society.  Age is the number one risk factor for the development of cancer.  Nearly 80% of cancers are diagnosed in individuals age 55 years and older, which is the fastest growing segment of the U.S. population.

Cancer treatment and research has been experiencing an unprecedented explosion of knowledge in the past 5-10 years.  There are over 500 new cancer therapies in pre-clinical development, approximately 400-500 cancer diagnostic labs, more than 10,000 cancer-related clinical trials are currently ongoing, and over 100,000 cancer-related papers are published in the scientific literature annually, according to PubMed and ClinicalTrials.gov.  ClinicalTrials.gov is a website that provides patients, family members, healthcare professionals, and other members of the public easy access to information on clinical studies on a wide range of diseases and conditions and PubMed is a freely accessible and searchable database of references and abstracts on life sciences and biomedical topics.  Both resources are maintained by the United States National Library of Medicine (NLM) at the National Institutes of Health (NIH).  The knowledge explosion is associated with two interrelated key drivers: (i) cancer is fundamentally a disease of the genome, (i.e., genetic mutations cause cancer), and (ii) the costs and time to sequence genes (and discover mutations that can be targeted for therapy) have been falling at an increasing rate.  The cost to sequence an entire genome tracked Moore’s Law from 2001 ($100M) to 2007 ($10M) and has since accelerated.  In 2012, the cost to sequence a genome was approximately ten thousand dollars and was  projected to dip below the one thousand dollar mark in two years.  The concept of a “$1,000 genome” has broad psychological implications since it represents the price point at which leading experts believe that every cancer genome will be sequenced.  As a result, the clinical cancer sequencing market is predicted to grow 100% per year, reaching approximately $1Billion in value by 2015, according to a report issued by marketsandmarkets.com in April of 2012 entitled “Next Generation Sequencing (NGS) Market – Global Trends and Forecasts (2011-2016)”.

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

Cancer therapy companies are using this information to fill their research and development pipelines with “targeted” therapies to leverage ongoing trends towards a genetic-based approach to drug development.  Cancer diagnostic companies are using this information to develop an increasing number of molecular and genetic tests to direct cancer care.  In the United States, the sales of anticancer drugs are now second only to those of drugs for heart disease, and 70% of these sales come from products introduced in the past 10 years which will drive the total cost of cancer care from $100B as of 2011 to nearly $170B by 2020 according to the National Cancer Institute (NCI) (Mariotto et al., J Natl Cancer Inst., 2011 Jan 19;103 (2):117-28).  Today the U.S. cancer testing market is approximately $10 Billion in value.  The molecular diagnostic market, which includes genetic sequencing, is approximately $4 Billion, and our approach addresses approximately 40-50% of this market, corresponding to discrete molecular and genetic testing events.  Currently approximately 8-10 million solid tumor specimens are collected each year for testing, including molecular analysis.  “Next Generation Sequencing” (or “NGS”), a technology which is driving down the cost of testing, is in its infancy, accounting for approximately 100,000 total tests this year.  However, NGS is the fastest growing segment of the testing market, exceeding 100% growth per year.

Changes in how cancer drugs are being developed and prescribed is creating a wealth of new data and insights and enables a more “precision-based” or “personalized” approach to cancer treatment planning.  However, most physicians lack access to clear and easy-to-understand information about which drugs, tests, and clinical trials should be considered in constructing a personalized cancer treatment plan based on the genetic profile of a given tumor.  Market surveys conducted by Medco Research/American Medical Association in 2009 indicate that while 90% of physicians desire to practice personalized medicine, only 10% feel adequately prepared to do so.

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

Please see the “Overview of our Current Business—The Market” section regarding the factors we believe are most relevant to the market that we serve.  We believe that overall size of the market for cancer diagnostics and therapeutics is a good indicator of the increasing importance of this market to a wide spectrum of health care providers, researchers and value-chain participants, and should be of interest to investors and potential investors in CollabRx.   The number of people affected by cancer, the information generated in connection with cancer research, the amount of money spent in the United States on cancer diagnostics and therapeutics are all relevant to the opportunity that we have identified.  Further, we know that within these large markets, certain areas, including those that are directly addressed by CollabRx, are growing disproportionately because of advances in technology.  However, because our customers (particularly those within the diagnostic laboratory segment) are still developing their own diagnostic tests in oncology, we are currently unable to accurately estimate the size of that particular market.

Because the markets are emergent, there are no reliable, publicly-available estimates for the sizes of the markets that CollabRx addresses.  With regard to our GVA, while genomic testing for cancer has been performed for a number of years by academic medical centers, such testing was largely focused on single biomarkers, for which the interpretation is relatively straightforward.  It is with the recent emergence of multi-biomarker testing and multi-gene panels, to date largely performed by a single private company, that the requirement for complex integration of interpretive data has become a recognizable need.  As the providers of testing platforms enable such testing at the individual laboratory level through increasingly more cost-effective technologies, and as more diagnostic labs develop their own tests based on these technologies, we believe that the market for independent interpretive analysis will expand rapidly.  With regard to the market for our Therapy Finders and related products, we expect to garner some portion of the advertising budgets related to the marketing of cancer diagnostics and therapies, but we are not aware of any reliable, publicly-available estimates of market sizes for web-based tools of the type that we have developed.

Business Strategy

Founded in 2008 by an Internet software pioneer and cancer survivor, CollabRx pursued multiple paths in molecular oncology that ultimately formed a strong basis for our current business model.  Initially, CollabRx began offering services under the brand name “CollabRx ONE” to two oncology stakeholders: disease foundations and patients.  To disease foundations, CollabRx offered a set of software products and consulting services to effectively function as a “virtual biotech.”  CollabRx ONE was also a concierge level, personalized oncology "patient funded" research service that was among the first consulting services offered in connection with the virtual biotech IT platform.  To patients with advanced, often terminal cancers, CollabRx ONE provided an assessment of the molecular pathways that may be activated in their tumors and interpretation on how this information may be used to inform treatment planning.  As a result of the economic conditions in the U.S. in 2008 and 2009, the CollabRx ONE business was discontinued in late 2009.

Concurrently with the discontinuation of CollabRx ONE, CollabRx’s founder embarked on an ambitious effort to develop an overarching IT platform that would unite participants in the cancer ecosystem in an e-commerce-based business model.  This platform, and the initiative in which it was conceived, was referred to inside the Company as “Cancer Commons.”  In early 2012 Cancer Commons was formed as an independent not-for-profit organization under the full-time direction and control of CollabRx’s founder.  At the same time, the decision was made to seek additional funding with a newly appointed CEO and to sell CollabRx to a third-party.  This effort culminated in the acquisition of CollabRx by Tegal Corporation in June, 2012.

Since 2010 CollabRx made significant progress in building four specialized knowledge bases and the associated Therapy Finder applications (for colorectal cancer, lung cancer, melanoma and breast cancer).  CollabRx developed the software tools and processes to keep the knowledge bases up to date, and secured initial distribution deals among notable foundations such as the Melanoma Research Foundation.  At the same time, CollabRx developed and grew a network of independent clinical advisers, booked initial advertising revenue for the melanoma app, signed an agreement with the influential American Society of Clinical Oncologists (“ASCO”) (which has since been concluded), and conducted extensive market research with pharmaceutical and diagnostic companies.  In 2011, Pfizer made a one-time grant of $250 thousand to the Cancer Commons initiative, which contracted with CollabRx to develop and publish a molecular disease model for lung cancer in that same year.  CollabRx received $150 thousand for this effort.  Pfizer gave no material grants to CollabRx, nor did it invest any capital in CollabRx, and CollabRx has no continuing obligations to either Cancer Commons or Pfizer.

In early 2012, we repositioned the Company in “cloud-based” expert systems to inform healthcare decision-making.  Many of the required assets for this repositioning had been built since our founding including our deep expertise in molecular oncology, the credibility of our academic and industry partners, the extensive network of independent experts, and a scalable software platform to populate and update a proprietary knowledge base.  Against a background of rapidly declining cost and increasing frequency of genomic testing, we understood that the existing gaps in knowledge between research and clinical practice would increase rather than diminish.  Our overall vision is that we are at the dawn of an era of explosive growth of data and information generated at the molecular level that must be interpreted and contextualized into knowledge before it can be useable by either physicians or patients.  Our mission is to organize the world’s knowledge in molecular medicine and to make it universally accessible and useful.  We regard such knowledge as being the most valuable portion of the molecular diagnostic process and we believe that all sectors of the healthcare industry, including providers, insurers, drug developers and patients are potential customers for such knowledge. We aim to deliver our proprietary interpretive content as quickly as possible and in as many usable forms as possible, via the Internet.

We intend to set a standard for the clinical interpretation space for genomics-based, precision medicine, starting with cancer.  Key to accomplishing this mission are the following:
•	we will continue to build out our knowledge base and the systems that support it;
•	we will develop additional information products and applications for diverse healthcare industry participants; and

•	we will continue to expand our network of over 75 editorial and advisory board members, composed of key opinion leaders spanning diverse backgrounds such as medicine and translational research, public policy, government, legal, ethical, and patient advocacy.

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

Customers

As we transitioned into healthcare, our customers changed materially.  Until February 9, 2011, our sales were primarily to large semiconductor and micro-electrical mechanical systems (“MEMS”) device manufacturers.  In fiscal year 2013, three customers accounted for 100% of our revenues.  Specifically, two of our customers, Life Technologies, Inc. and Everyday Health Inc. accounted for 75% of our revenues, and our management contract with Sequel Power accounted for 25% of our revenues.  In fiscal year 2014, five customers accounted 96% of our revenues and one of our customers, Life Technologies, Inc., accounted for 76% of our revenues.  No other customer accounted for 10% or more of our revenues in fiscal years 2013 or 2014.  Our management contract with Sequel Power was terminated on March 31, 2013, and we have received no revenue from that source since that time.  As we continue to make inroads into the commercialization phase of our current business, we expect that our customer base will expand and that our sales will be less concentrated.  As of March 31, 2014, four customers accounted for 100% of our accounts receivable balance.  One customer accounted for 100% of our accounts receivable balance as of March 31, 2013.

Life Technologies, Inc. has been a major contributor to our revenues and gross profits for the past two years.  However we have funded the Company’s operating expenses primarily with cash on hand and the net proceeds from the sale of discontinued assets.  Please see the “Liquidity and Capital Resources” section set forth in Item 2 herein.   We are actively engaged in negotiations with several other companies who are interested in purchasing our content on similar terms or under annual subscriptions or SaaS arrangements.

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

For our clinical products, we formed our first strategic partnership with Everyday Health, Inc. a leading on-line media company in the healthcare market.  Our agreement with Everyday Health includes license fees and advertising revenue sharing in connection with making our CollabRx Therapy Finders™ available to registered physicians through MedPage Today, Everyday Health, Inc.’s rapidly growing online site that serves 96% of all oncologists and has 1.6 million monthly online unique users.

For our laboratory products, we entered into a multi-year agreements with several companies, including Life Technologies, Inc., Quest Diagnostics, Inc., Affymetrix, Inc., The Jackson Laboratory, Cellnetix, Inc., Genoptix, Inc., Cynvenio Biosystems, Inc., OncoDNA, SA (Brussels, Belgium), and Sengenics, Pte., Ltd. (Singapore).

We are in the process of pursuing and negotiating strategic partnerships with other companies in the major healthcare segments as part of a broad business development strategy in which several of our employees, including our senior executives, are involved.  Our other marketing efforts consist primarily of our website and presentations by our executives at industry trade shows and conferences. At the present time, we do not engage in direct sales activities to users, and our service activities are limited to supporting and maintaining our software applications that run on several cloud-based servers.

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

We employ approximately ten full-time scientists and engineers in our R&D organization, supplemented by a number of contract consultants and interns.

 Research and development expenses for continuing operations for fiscal 2014 and 2013 were $284 and $536, respectively.  The decrease in research and development expenses in fiscal 2014 compared to fiscal 2013 was a result of the acquisition of CollabRx by the former Tegal Corporation.  There had been no R&D expenses in the prior year, since we had sold or discontinued those operations.

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

We understand that, at one time, Foundation Medicine utilized a company in Boston called “N-of-One” to assist with the test interpretation.  N-of-One is the closest competitor to CollabRx that we have been able to identify.  However, based on our discussions with many labs other than Foundation Medicine, we do not believe that N-of-One offers the array of tools and services that we offer.  We believe our distinguishing features include our Semantic Integration Platform, which allows for the automated processing of test results, our formal network of over 75 key opinion leaders, and our web-based tools, such as our Therapy Finders, which allow access by physicians and patients to portions of our knowledgebase.  Among these, the most important to our prospective lab customers is our automated process, which can scale to the volume of tests that some labs are expecting in the future.

We are aware that other companies that have traditionally served the clinical research market with data services, including Compendia Bioscience (now a part of Life Technologies / Thermo Fisher Scientific, Inc.), Ingenuity (part of Qiagen) and Thomson Reuters Corp. have announced their intention to offer products in the clinical therapeutic market.

Intellectual Property

We have applied for one patent, and have thus far relied primarily on trade secrets and copyrights to protect our processes and tools for aggregating data, assembling the knowledge bases and providing access to its data through its applications software and user interfaces.

Following the sale of the Tegal legacy assets and the sale of the last of the remaining patents, we no longer hold any assets related to our discontinued operations.

Employees

As of March 31, 2014, we had a total of fifteen regular employees and two part-time contract personnel. Of our regular employees, ten are in research and development, and five are in executive and administrative positions.  Of the fifteen regular employees, twelve hold advanced degrees, including PhDs, MDs and MBAs.

None of our remaining employees are represented by a labor union or covered by a collective bargaining agreement.

NanoVibronix

On November 22, 2011, we completed a $300 strategic investment in the form of a convertible promissory note issued by NanoVibronix, Inc., a private company that develops medical devices and products that implement its proprietary therapeutic ultrasound technology.   The convertible promissory note bears interest at a rate of 10% per year compounded annually and matures in November 2014.  Our investment was intended to precede a possible merger of the two companies.  However, those discussions were terminated by mutual agreement between the parties and NanoVibronix, Inc. continues to operate as a private company as of March 31, 2014. Should NanoVibronix, Inc. become a public company, then the Company’s Chief Executive Officer will become a member of the NanoVibronix, Inc. Board of Directors.

Sequel Power

On January 14, 2011, we entered into a Formation and Contribution Agreement with se2quel Partners and Sequel Power.  We contributed $2 million in cash to Sequel Power in exchange for an approximate 25% ownership interest in Sequel Power.  Sequel Power was focused on the promotion of solar power plant development projects worldwide.  The management services provided to Sequel Power represented the Company’s sole source of revenue for fiscal 2012.   We impaired the entire book value of the investment in Sequel Power on March 31, 2012.  On March 21, 2013, Sequel Power irrevocably assigned and transferred to the Company for cancelation the balance of its Warrants representing the right to purchase 44,578 shares of the Company’s common stock.  In exchange, we agreed to terminate our Management Services Agreement with Sequel Power and to waive receivables related to accrued fees thereunder. Sequel Power was subsequently liquidated. We do not anticipate making any additional investments in Sequel Power or any other solar-related businesses.

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as possible after we electronically file them with, or furnish them to, the SEC. You can access our filings with the SEC by visiting our website. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.  Additionally, the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended by our predecessor registrant Registrar and Transfer Company are available at www.sec.gov. Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts.  You can also read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  You can electronically access our SEC filings there.

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

We had net losses of $(3,314) and $(3,928) for the years ended March 31, 2014 and 2013, respectively.  We used cash flows from operations of $(2,593) and $(3,838), in these respective years.   As of March 31, 2014, we had cash and cash equivalents of $1,430.

We will need to raise additional capital in the immediate future which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Any equity securities could be issued at prices below the prevailing market prices, could be issued in conjunction with warrants to purchase additional shares of our common stock and would dilute the ownership interest of our existing stockholder base.  Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.  In consideration of these circumstances, the Company may be forced to consider a merger with or into another company or the liquidation or dissolution of the Company, including through a bankruptcy proceeding.

Without additional capital, our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  We may need to generate significant revenue or sell equity or debt securities to raise additional funds to continue to operate as a going concern beyond the first quarter of fiscal year 2015.  In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

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

We generate revenues from a small number of customers.  In fiscal year 2013, we had three customers and two of our customers, Life Technologies, Inc. and Everyday Health Inc., accounted for 75% of our revenues.  In fiscal year 2014, five customers accounted 96% of our revenues.  Life Technologies, Inc. accounted for 76% of fiscal year 2014 revenues.  In fiscal year 2013, one of our customers, Life Technologies, Inc., accounted for 63% of our revenues,  No other customer accounted for 10% or more of our revenues.  The loss of any of these customers would significantly impact our operating results in future periods.

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

We do not believe that any of our current or planned products and services are subject to regulation by the Food and Drug Administration (the “FDA”) or other regulatory authorities worldwide.  Changes in the level of regulation, including an increase in regulatory requirements, could subject us to regulatory approvals and delays in launching our products and services. Modifying our products or services to comply with changes in regulations or regulatory guidance could require us to incur substantial costs. Further, changing regulatory requirements may render our products or services obsolete or make new products and services or enhancements more costly or time consuming than we currently anticipate. Failure by us or our strategic partners to comply with applicable regulations could result in increased regulatory scrutiny and enforcement. If our products and services fail to comply with government regulations or guidelines, we could incur significant liability or be forced to cease offering our applicable products or services.

If any of our products and services are deemed to be Medical Devices, then complying with medical device regulations on a global scale will be time consuming and expensive, and could subject us to unanticipated and significant delays.

Although the United States FDA has not determined that any of our products and services are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act and amendments thereto (collectively, the “Act”), the FDA may do so in the future.  Other countries have regulations in place related to medical devices that may in the future apply to certain of our products and services. If any of our products and services is deemed to be actively regulated medical devices by the FDA or similar regulatory agencies in countries where we do business, we could be subject to extensive requirements governing pre- and post-marketing activities, including pre-market notification clearance. Complying with medical device regulations would be time consuming and expensive, and could result in unanticipated and significant delays in the release of new products, services or enhancements. Further, it is possible that these regulatory agencies may become more active in regulating software and medical devices that are used in healthcare. If we are unable to obtain the required regulatory approvals for any such products and services, our business plans for these products could be delayed or canceled.

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

Shares of our common stock have traded on The NASDAQ Capital Market as high as $4.55 and as low as $3.06 from April 1, 2013 through March 31, 2014. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own or have rights to own approximately 20% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2014. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

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

As of March 31, 2014, we had no pending material legal proceedings.  From time to time, we are involved in legal proceedings in the normal course of business and do not expect them to have a material adverse effect on our business.

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

	High	Low

FISCAL YEAR 2013
First Quarter	$3.80	$3.10
Second Quarter	5.18	3.01
Third Quarter	5.23	3.43
Fourth Quarter	4.00	3.07

FISCAL YEAR 2014
First Quarter	$3.87	$3.06
Second Quarter	4.49	3.15
Third Quarter	4.55	3.76
Fourth Quarter	4.02	3.06

The approximate number of holders on record of our common stock as of March 31, 2014 was 51. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options and restricted stock awards, and the number of securities remaining available for future issuance under all of our equity compensation plans, at March 31, 2014:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)

	(a)	(b)	(c)
Equity compensation Plans approved by security holders:
1998 Equity Participation Plan	12,219	$35.55	-
2007 Equity Participation Plan	334,363	$5.87	148,428
Directors Stock Option Plan	11,227	$32.38	-
Inducement Plan	143,000	$3.69	-
Total	500,809		148,428

The following table sets forth the number and weighted-average exercise price of the warrants outstanding:

	Year Ended March 31,
	2014	2013
Number of securities to be issued upon exercise of outstanding warrants	-	8,348
Weighted-average exercise price of outstanding warrants	$-	$30.00

The shares amounts and share prices reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

Unregistered sales of equity securities and use of proceeds

None.

Item 6.	Selected Financial Data

	Year Ended March 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$658	$400	$100	$16	$-
Gross profit	500	344	100	16	-
Income tax benefit	(79)	(83)	-	-	-
Loss from continuing operations	(3,469)	(3,973)	(4,543)	(1,709)	(2,190)
Income (loss) from discontinued operations, net of taxes	155	45	3,114	(1,421)	(16,279)
Net loss	$(3,314)	$(3,928)	$(1,429)	$(3,130)	$(18,469)
Net loss per share - continuing operations:
Basic and diluted	$(1.77)	$(2.14)	$(2.69)	$(1.01)	$(1.30)
Net income (loss) per share - discontinued operations:
Basic and diluted	$0.08	$0.02	$1.84	$(0.84)	$(9.66)
Net loss per share:
Basic and diluted	$(1.69)	$(2.12)	$(0.85)	$(1.85)	$(10.96)

Weighted average shares used in per share computation:
Basic and diluted	1,965	1,856	1,689	1,689	1,685

	March 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,430	$4,039	$7,820	$7,575	$7,298
Working capital	$1,933	$4,209	$7,712	$7,252	$9,859
Total assets	$4,315	$6,982	$8,662	$11,201	$16,303
Stockholders’ equity	$2,925	$5,704	$8,080	$9,409	$11,937

The weighted-average number of shares and the (loss) income per share reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are in thousands unless specified otherwise.

The Company

Corporate Information

CollabRx, Inc., a Delaware corporation (“CollabRx,” the “Company” or “we,” “us,” and “our”), is the formerly named Tegal Corporation, a Delaware corporation (“Tegal”), which acquired a private company of the same name on July 12, 2012.  Following approval by its stockholders on September 25, 2012, Tegal amended its charter and changed its name to “CollabRx, Inc.” (the “Name Change”).   Tegal was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Tegal’s predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. Tegal completed its initial public offering in October 1995.  Our principal executive offices are located at 44 Montgomery St., Suite 800, San Francisco, California 94104 and our telephone number is (415) 248-5350. Our Common Stock trades on the NASDAQ Capital Market under the symbol “CLRX.”

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

Our Therapy Finders™ are a series of cancer-specific, web-based apps which are accessed by physicians and patients, usually in the physician’s office.  After indicating a number of pre-set options related to stage of cancer, histopathology, prior treatments and presence of biomarkers on an input page, the physician is presented with a results page which explains the role of the biomarker, identifies a possible therapeutic strategy for that particular set of inputs, along with tabs associated with searchable lists of relevant drugs and clinical trials. Therapy Finders are an interactive, informational and educational resource for both physicians and patients, and can be used for decision-support.  Therapy Finders do not provide the level of detailed information on specific test results that are available from the GVA.  Therapy Finders are offered free of charge and the advisors associated with the development and updating of each app are prominently featured.  The development and distribution of Therapy Finders is partially supported by sponsorships and advertising revenue.  Our aim is to make this tool available as widely as possible, through as many channels as possible, to help community physicians understand the relevance of biomarker testing and the availability of potential therapies for their advanced  stage cancer patients.

Our Therapy Finders™ products are available on both our website and on the MedPage Today website.  There is no material difference between the Therapy Finders presented on both websites.  The only differences are cosmetic, such as background color and placement of individual frames.  Initially, the language used in our Therapy Finders presented on our website was geared toward patients.  When the opportunity arose in connection with MedPage Today, we modified the language to be more physician-friendly and indicated this by appending “Professional” to the title “Therapy Finder.”  In order to avoid confusion, we replaced the patient oriented version on our website with the professional version that is distributed through MedPage Today.  At the same time, we also undertook to revise the other Therapy Finders appearing on our website, but not yet distributed through MedPage today, to the professional (physician-friendly) version, and labeled them as such.  Nevertheless, we anticipate offering both professional and patient oriented versions of our Therapy Finders in the future.

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

In connection with the Merger Agreement and the Employment Agreement dated as of June 29, 2012 by and among the Company and James Karis, on July 12, 2012, Mr. Karis, the former Chief Executive Officer of CollabRx, was appointed the Co-Chief Executive Officer and a director of the Company.  In addition, pursuant to the Indemnity Agreement dated as of July 12, 2012 by and between the Company and James Karis (the “Indemnity Agreement”), Mr. Karis was granted customary indemnification rights in connection with his position as an officer and director of the Company.  On December 7, 2012, CollabRx and James M. Karis entered into an Amendment No. 1 (the “Employment Agreement Amendment”) to the Employment Agreement dated June 29, 2012 between the Company and Mr. Karis (the “Employment Agreement”). Pursuant to the Employment Agreement Amendment, Mr. Karis resigned as Co-Chief Executive Officer of the Company effective December 31, 2012 (the “Termination Date”) but will continue to serve as a director of the Company and provide consulting services to the Company from time to time after the Termination Date.  In addition, the Company waived its entitlement to recoup from Mr. Karis his signing bonus and Mr. Karis agreed to amend his Restricted Stock Unit (“RSU”) Agreement to terminate vesting as of the Termination Date.  We and Mr. Karis also agreed to a mutual release of claims.

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
$1,732

We recognized $83 in tax benefit in the year ended March 31, 2013 regarding the deferred tax liability related to this acquisition.  In the year ended March 31, 2014, we recognized $81 in tax benefit regarding the deferred tax liability related to this acquisition.

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

In a series of meetings in late May and early June 2009, our Board of Directors reviewed several basic strategic options presented by management, including investigating opportunities for the sale of the Company or its assets.  In December 2009, having received no bona fide offers for the Company as a going concern, the Board and management agreed to continue operations and to offer selected asset groups to potential buyers.

On March 19, 2010, we completed the sale of the legacy Etch and PVD assets to OEM Group, Inc. We discontinued our development efforts in nano-layer deposition (“NLD”) at the end of fiscal 2010, and began offering these assets for sale to third-parties.  At the same time, we began the process of closing and/or liquidating all of our other wholly-owned subsidiary companies, including SFI and Tegal GmbH, along with branches in Taiwan, Korea and Italy.   The subsidiaries were then included in discontinued operations.

On February 9, 2011, the Company and SPP Process Technology Systems Limited, (“SPTS”) entered into an Asset Purchase Agreement.  That agreement included the sale of all of the shares of Tegal France, SAS, the Company’s wholly-owned subsidiary and product lines and certain equipment, intellectual property and other assets relating to the Deep Reactive Ion Etch (“DRIE”) systems and certain related technology.  In accordance with generally accepted accounting principles, the DRIE business operations related to the designing, manufacturing, marketing and servicing of systems and parts within the semiconductor industry was presented in discontinued operations in our consolidated financial statements.  Amounts for the prior periods were reclassified to conform to this presentation.  The exit from the DRIE operation was essentially completed by the end of the fourth quarter of our 2011 fiscal year.

The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the accompanying consolidated balance sheets at March 31, 2014 and 2013, respectively, and consist of the following:

	March 31,	March 31,
	2014	2013

Assets of Discontinued Operations:
Accounts and other receivables, net of allowances for sales returns and doubtful accounts of $0	$-	$4
Prepaid expenses and other current assets	-	7
Total assets of discontinued operations	$-	$11

Liabilities of Discontinued Operations:
Accrued expenses and other current liabilities	$5	$16
Total liabilities of discontinued operations	$5	$16

Discontinued operations consists of interest income from accounts related to discontinued operations, other income, gains and losses on the disposal of fixed assets of discontinued operations, gains and losses on foreign exchange, as well as the reclassification of net expenses associated with our exit from our historical core operations.

As of March 31, 2014, discontinued assets were eliminated with the final closure of the Company’s foreign subsidiary.  Discontinued liabilities are related to outstanding commission due.  This commission is to be paid when the final documentation of the sale of the last two lots of patents is fulfilled.  As of March 31, 2013 discontinued assets and liabilities are solely related to a foreign subsidiary.

On May 7, 2012, the Company received a VAT refund related to discontinued operations in its former French subsidiary in the amount of 312 Euros.  As of March 31, 2012, this amount was recognized in other assets of discontinued operations.  The settlement of this outstanding amount due is classified as a reduction of assets of discontinued operations.  The related foreign exchange gain was classified as a gain on the sale of discontinued operations in the first quarter of fiscal year 2013.

During fiscal 2014, we recognized $365 from the sale of the last of our NLD patents.  As these assets were internally developed, there was a corresponding zero book value.  The NLD revenue was offset by related expenses of $98, resulting in a net gain, net of taxes, of $267.  With this sale, the Company has no other intellectual property related to discontinued operations.   Discontinued operations also included expenses related to the final closing of former foreign subsidiaries.   In the three months ended June 30, 2013, the Company recognized a reclassification out of accumulated other comprehensive loss and into Loss from Discontinued Operations, net of taxes.  The reclassification is related to the recognition of a non-cash loss of $142 from the of foreign exchange differences from its former Tegal foreign subsidiaries, primarily as a result of the final closing of the former Tegal German subsidiary.   The Company received permission to close the German subsidiary in June 2013.  No further audits or reviews are anticipated by foreign taxing authorities.  The Company also recognized a cash gain of $20 in discontinued operations as a result of final closing of bank accounts in its Italian subsidiary and a federal tax refund regarding discontinued operations, and a net $4 non cash gain related to the write off of discontinued assets and liabilities in its foreign subsidiaries.   An $8 tax refund from Sonoma county related to an unsecured property tax refund for 2010/2011 was also recognized in discontinued operations.

In fiscal 2013, discontinued operations included a gain resulting from the net settlement of legal expenses related to closing a foreign subsidiary (for which a higher amount of legal expense had been accrued in the prior fiscal year), offset by R&D expenses included in discontinued operations.

Total revenue from discontinued operations for fiscal years 2014 and 2013 was $0.  The total net income from discontinued operations, including income tax expense (benefit), was $155 and $45, for the same years, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts,  intangible and long lived assets,  restructure expenses, deferred taxes and freight charged to customers. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We prepare the consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) which requires management to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes.  Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgment or estimates include but are not limited to revenue recognition, accounting for stock-based compensation, accounts for receivables and allowance for doubtful accounts and impairment of long-lived assets.  Actual results may differ from these estimates under different assumptions or conditions.  Critical accounting policies are defined as those that are required for management to make estimates, judgments and assumptions giving due consideration to materiality, in certain circumstances that affect amounts reported in the consolidated financial statements, and potentially result in materially different results under different conditions and assumptions.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates.

We believe the following critical accounting policies are the most significant to the presentation of our consolidated financial statements:

Revenue Recognition

Each contract sale of our interpretive data is evaluated individually in regard to revenue recognition.  We had integrated in our evaluation the related guidance included in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”. We recognized revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectability is reasonably assured.

For arrangements that include multiple deliverables, we identify separate units of accounting based on the guidance under ASC 605-25, “Multiple Element Arrangements”, which provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting, if certain criteria are met.  The consideration of the arrangement is allocated to the separate units of accounting using the relative selling price method.  Applicable revenue recognition criteria are considered separately for each separate unit of accounting.

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

Accounts Receivable – Allowance for Doubtful Accounts

For fiscal years 2014 and 2013, the Company had zero reserves for potential credit losses as such risk was determined to be immaterial. The Company does not currently maintain an allowance for doubtful accounts receivable for potential estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company believes no such reserve is currently required.  The Company had zero write-offs during fiscal years 2014 and 2013.  The Company reviews the estimated risk of current customers’ inability to make payments on a quarterly basis to determine if any amount is uncollectible.

As of March 31, 2014, the balance in accounts receivable was $148.  As of March 31, 2013, the balance in accounts receivable was $250.

As of March 31, 2014, four customers accounted for 100% of our accounts receivable balance.   One customer accounted for 100% of the accounts receivable balance as of March 31, 2013.

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in its assessment of fair value.

Our financial instruments consist primarily of money market funds.  At March 31, 2014, all of our current assets in financial instruments investments were classified as cash equivalents in the consolidated balance sheet. The investment portfolio at March 31, 2014 was comprised of money market funds.   Our cash equivalents total $1,430.  The carrying amounts of our cash equivalents are valued using Level 1 inputs.  The Company uses the Black-Scholes option pricing model as its method of valuation for warrants that are subject warrant liability accounting.  The determination of the fair value as of the reporting date is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables which could provide differing variables.  These variables include, but are not limited to, expected stock price volatility over the term of the security and risk free interest rate.  In addition, the Black-Scholes option pricing model requires the input of an expected life for the securities for which we have estimated based upon the stage of the Company’s development.  The fair value of the warrant liability is revalued each balance sheet date utilizing the Black-Scholes option pricing model computations with the decrease or increase in the fair value being reported in the Consolidated Statement of Operations as other income, net.  A significant increase (decrease) of any of the subjective variables independent of other changes would result in a correlated increase (decrease) in the liability and an inverse effect on net income.  We also had warrant liabilities which are valued using Level 3 inputs.

As of September 30, 2013, the Company’s warrant liability has been extinguished, and the Company has no other financial instruments subject to using Level 3 inputs.

The change in the fair value of warrants is as follows:

	Year Ended March 31,
	2014	2013
Balance at the beginning of the period	$10	$19
Change in fair value recorded in earnings, including expirations	(10)	(9)
Balance at the end of the period	$-	10

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

No impairment charges for intangible assets were recorded for the fiscal years ended 2014 and 2013.  Prior to the acquisition of CollabRx, all of our historical intangible assets, other than those related to NLD and Compact, were included in the asset sale of the DRIE product line to SPTS.   NLD is a process technology that bridges the gap between high throughput, non-conformal chemical vapor deposition (“CVD”) and highly conformal, low throughput atomic layer deposition (“ALD”).  The portfolio included over 35 U.S. and international patents in the areas of pulsed-CVD, plasma-enhanced ALD, and NLD.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. No impairment charges for intangible assets were recorded for the fiscal years ended 2014 and 2013, respectively, since all of our historical intangible assets, other than those related to NLD and Compact, were included in the asset sale of the DRIE product line to SPTS.   As our NLD patents and intellectual property were all internally developed (except for those acquired in connection with the Simplus acquisition, which were subsequently written-off) the value of our NLD technology had no recorded value prior to sale.

Long-lived assets also consist of property and equipment.  We recorded disposal losses of $0 and $17 for property and equipment for the fiscal years ended March 31, 2014 and 2013, respectively.  In fiscal year 2013, we disposed of certain assets in connection with the relocation of our main offices from Petaluma, CA to San Francisco, CA in September 2012.

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future taxable income, we have fully reserved our deferred tax assets as of March 31, 2014 and 2013. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Accounting for Stock-Based Compensation

We have adopted several stock plans that provide for issuance of equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards.  These equity awards generally vest ratably over a four-year period on the anniversary date of the grant, and stock options expire ten years after the grant date. Certain restricted stock awards may vest on the achievement of specific performance targets.  We also have an Employee Stock Purchase Plan (“ESPP”) that allows qualified employees to purchase shares of common stock at 85% of the fair market value on specified dates. The estimates and judgments used in calculating stock-based compensation  include the use of expected volatility, forfeiture and interest risk free rates, the expected term of options and the use of the Black-Scholes pricing model.  The Company does not pay dividends.

Reclassification

Certain prior year operating expense amounts were reclassified, still within operating expenses, to conform to the current year presentation.

Results of Operations

The following table sets forth certain financial items for the years indicated:

	Year Ended March 31,
	2014	2013

Revenue	$658	$300
Revenue - related party	--	100
Total revenue	658	400
Cost of revenue	158	56
Gross profit	500	344
Operating expenses:
Engineering	1,714	667
Research and development	284	536
Sales and marketing	271	257
General and administrative	1,819	2,979
Total operating expenses	4,088	4,439
Operating loss	(3,588)	(4,095)
Other income, net	40	39
Loss before income tax benefit	(3,548)	(4,056)
Income tax benefit	(79)	(83)
Loss from continuing operations	(3,469)	(3,973)
Gain on sale of discontinued operations, net of taxes	267	--
(Loss) income from discontinued operations, net of taxes	(112)	45
Net income from discontinued operations, net of taxes	155	45
Net loss	$(3,314)	$(3,928)

Net loss per share from continuing operations:
Basic and diluted	$(1.77)	$(2.14)
Net income per share from discontinued operations:
Basic and diluted	$0.08	$0.02
Net loss per share:
Basic and diluted	$(1.69)	$(2.12)

Weighted-average shares used in per share computation:
Basic and diluted	1,965	1,856

The weighted-average number of shares and the (loss) income per share reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

Years Ended March 31, 2014 and 2013

Revenue

Immediately prior to the acquisition of CollabRx, our sole source of revenue was from management activities related to Sequel Power.  Sequel Power was a related party.  As of March 31, 2013, we terminated our management services contract with Sequel Power and swapped outstanding warrants for the related outstanding accounts receivable balance and our interest in Sequel Power.    We are no longer involved in supporting the activities of Sequel Power through our direct management efforts.

Revenue for fiscal year 2014 increased by $258 compared to fiscal year 2013.  The increase relates to our acquisition of CollabRx and the generation of revenue in connection with commercial agreements.

As a percentage of total revenue for both the fiscal years 2014 and 2013, international sales were 0%.  We expect our international sales will account for a significant portion of future revenue once our commercialization activities become more widely accepted.

In 2011, Pfizer made a one-time grant of $250 thousand to the Cancer Commons initiative, which contracted with CollabRx to develop and publish a molecular disease model for lung cancer in that same year.  CollabRx received $150 thousand for this effort.  Pfizer gave no material grants to CollabRx, nor did it invest any capital in CollabRx, and CollabRx has no continuing obligations to either Cancer Commons or Pfizer.

Gross Profit

Gross profit for the year ended March 31, 2014 increased $156 from our gross profit of $344 for the year ended March 31, 2013. The increase in our gross profit for the year ended March 31, 2014 was generated by the continuing initial commercialization activities of CollabRx represented by agreements with Life Technologies, Inc. and Everyday Health, Inc. and new customers.

Our gross profit percentage for the year ended March 31, 2014 was 76% and primarily reflects the amortization of our product specific software, which was included in the CollabRx merger.  Our gross margin for the year ended March 31, 2013 was 86%, as 25% of revenues in that period were management services revenues and no costs were incurred to record this revenue.

At the present time our core operations consist of the development and commercial application of the CollabRx technology and content.  We offer cloud-based expert systems that provide clinically relevant interpretive knowledge to institutions, physicians, researchers and patients for genomics-based medicine in cancer.

As of March 31, 2013, we terminated our management services contract with Sequel Power and swapped outstanding warrants for the related outstanding accounts receivable balance and our interest in Sequel Power.    We are no longer involved in supporting the activities of Sequel Power through our direct management efforts.

Sequel Power generated $0 and $100 in revenues for the Company in fiscal years 2014 and 2013, respectively.

Engineering

 Following the acquisition of CollabRx, engineering expenses consist primarily of salaries.  Our engineering expenses increased to $1,714 in fiscal 2014 from $667 in fiscal 2013, and resulted from the CollabRx acquisition and the employees retained for those operations.  A portion of certain employee related engineering expenses are re-categorized from engineering to research and development.  (See “Research and Development” below.)  Following the acquisition of CollabRx, engineering expenses consist primarily of salaries.  The increase in Engineering expenses in fiscal year 2014 compared to fiscal year 2013 reflected compensation paid to scientists and engineers that became our employees in connection with the CollabRx acquisition, effective July 12, 2012, as well as additional hires since the acquisition date.   The increase was due primarily to salary and stock compensation expense as the Company had only three quarters of Engineering expenses in fiscal year 2013 compared to four quarters of Engineering expenses in fiscal year 2014.   In addition the change reflects increases in recruiting, rent and subscripotion expenses.

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

Research and Development

The expenses related to research and development (“R&D”) resulted from the change in categorization of certain employee related expenses from Engineering to R&D.  The efforts of our engineering group include supporting existing product offerings as well as developing future product offerings.  We have segregated these expenses and reported expenses that make up the total R&D expenses for fiscal years 2014 and 2013, respectively.

We include all of those employees who work both on engineering activities and R&D activities in the headcount within Engineering and allocate the expense to R&D, as categorized above.  The efforts of the engineering group include supporting existing product offerings as well as developing future product offerings.  Consequently, such expenses are segregated.  The decrease in R&D expenses of $252 in fiscal year 2014 compared to fiscal year 2013 is related to the efforts of Engineering being directed to supporting new customer offerings.

As a result of the sale of the Company’s DRIE related assets, and in accordance with generally accepted accounting principles, the DRIE business operation, including related and ongoing minor R&D expenses, have all been reclassified to discontinued operations.  For the fiscal years ended March 31, 2014 and 2013, respectively, the Company’s discontinued R&D expenses related to the NLD product line, the assets of which were held for sale and subsequently sold to third parties, were included in discontinued operations.

For the fiscal year ended March 31, 2014, we had no employees dedicated to R&D.  A former employee was responsible, on a contract basis, for managing the activities related to the sale of our intellectual property.  The Company sold the last of its patents in the current fiscal year and has no other intellectual property related to discontinued operations.

Sales and Marketing

With the acquisition of CollabRx, our sales and marketing expenses increased and consist primarily of salaries.  Our sales and marketing expenses increased to $271 in fiscal 2014 from $257 in fiscal 2013.    The increase was due primarily to salary and stock compensation expense as the Company had only three quarters of sales and marketing expenses in Sales and Marketing in fiscal year 2013 compared to four quarters in fiscal year 2014.   The increase in salary and stock compensation expense was offset by a decrease in outside services.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities.  General and administrative expenses decreased to $1,819 in fiscal year 2014 compared to $2,979 for fiscal year 2013.  The decrease was due primarily to the acquisition costs and cash bonuses for key employees paid in the prior year.  Acquisition costs related to CollabRx included expenses for legal, accounting and consulting services.

Unconsolidated Affiliate

On March 31, 2013, Sequel Power irrevocably assigned and transferred unto the Company for cancelation the balance of its Warrants representing the right to purchase 44,578 shares of the Company’s common stock.  In exchange, the Company agreed to waive receivables related to certain fees earned under its Services Agreement with Sequel Partners and its 25% ownership interest in Sequel Power. In addition, effective March 31, 2013, the Company terminated its management services agreement with Sequel Power.

Other Income (Expense), net

Other income (expense), net consists of the change in fair value of the common stock warrant liability, the interest earned on our NanoVibronix investment, and the interest accrued on our note payable.

Discontinued Operations

Discontinued operations consists of interest income from accounts related to discontinued operations, gains and losses on the disposal of fixed assets of discontinued operations, and gains and losses on foreign exchange, as well as the reclassification of net expenses associated with our exit from our historical core operations.

During fiscal 2014, we recognized $365 from the sale of the last of our NLD patents.  As these assets were internally developed, there was a corresponding zero book value.  The NLD revenue was offset by related expenses of $98, resulting in a net gain, net of taxes, of $267.  With this sale, the Company has no other intellectual property related to discontinued operations.   Discontinued operations also included expenses related to the final closing of former foreign subsidiaries.   In the three months ended June 30, 2013, the Company recognized a reclassification out of accumulated other comprehensive loss and into Loss from Discontinued Operations, net of taxes.  The reclassification is related to the recognition of a non-cash loss of $142 from the of foreign exchange differences from its former Tegal foreign subsidiaries, primarily as a result of the final closing of the former Tegal German subsidiary.   The Company received permission to close the German subsidiary in June 2013.  No further audits or reviews are anticipated by foreign taxing authorities.  The Company also recognized a cash gain of $20 in discontinued operations as a result of final closing of bank accounts in its Italian subsidiary and a federal tax refund regarding discontinued operations, and a net $4 non cash gain related to the write off of discontinued assets and liabilities in its foreign subsidiaries.   An $8 tax refund from Sonoma county related to an unsecured property tax refund for 2010/2011 was also recognized in discontinued operations.

In fiscal 2013, discontinued operations included a gain resulting from the net settlement of legal expenses related to closing a foreign subsidiary (for which a higher amount of legal expense had been accrued in the prior fiscal year), offset by R&D expenses included in discontinued operations.

Total revenue from discontinued operations for fiscal years 2014 and 2013 was $0.  The total income from discontinued operations, including income tax expense (benefit), was $155 and $45, for the same years, respectively.

        The Company did not record any severance charges for either fiscal year 2014 or fiscal year 2013.  We had no outstanding severance liability as of March 31, 2014.

Income Taxes

As a result of the stock purchase of CollabRx during the fiscal year ended March 31, 2013, we had no tax basis in the intangible assets acquired.  During the year ended March 31, 2013, we recognized $83 in tax benefit as a result of this difference.  During the year ended March 31, 2014, we recognized $81 in tax benefit as a result of this difference.

During the year ended March 31, 2014, there was no income tax expense or benefit for federal and state income taxes reflected in our consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

 In fiscal 2014, our effective tax rate was (2%).  In fiscal 2013 our effective tax rate was (2%).  All deferred tax assets have been fully reserved.

As of March 31, 2014, the Company had net operating loss carryforwards of approximately $121.5 million and $65.2 million for federal and state tax purposes, respectively.  The federal net operating loss carryforward will begin to expire in the year ending March 31, 2020 and the state of California net operating loss carryforward began to expire in the year ended March 31, 2013.  As of  March 31, 2014, the Company also had research and experimentation credit carryforwards of $1.4 million and $0.9 million for federal and state income tax purposes, respectively.  A portion of the federal credit began to expire in the year ended March 31, 2012 and the state of California will never expire under current law.   Net operating loss carryforwards and R&D credits can only offset 90% of state taxable income.

Liquidity and Capital Resources

For the years ended March 31, 2014 and 2013, respectively, we financed our operations from existing cash on hand and the net proceeds from the sale of discontinued assets.   Net cash used in operating activities during fiscal year 2014 was $2,593.  The primary changes in our cash flow statement for fiscal year 2014 were due to our net loss of $3,314, partially offset by stock compensation expense,  amortization expense, and the recognition of a non-cash loss of foreign exchange differences in the amount $142 from former subsidiaries related to discontinued operations.

Net cash used in operating activities during fiscal year 2013, was $3,838.  The primary changes in our cash flow statement for fiscal 2013 were due to our acquisition of CollabRx, a net loss of $3,928, and stock compensation expense, partially offset by a VAT refund related to the discontinued operations in our former French subsidiary in the amount of 312 Euros.

The Company’s net loss decreased in fiscal 2014 compared to fiscal 2013 primarily due to the acquisition costs of the CollabRx acquisition in fiscal 2013.

Our operating activities during each of the two years represented the largest category of use of cash.  During those years we were transitioning from the operations of a newly acquired business to supporting a more fully formed organization prepared to position itself in its new marketplace. The major difference between the two fiscal years was an increased need for cash for Engineering and R&D operations in comparison to the need for cash for G&A, following the merger.  However, because of the merger, we have added revenue as a primary source of cash and liquidity going forward.   Fiscal 2014 included net cash generated from the sale of the last two patents related to discontinued operations.

Net cash (used in)/generated by investing activities totaled ($22) and $57, in fiscal years 2014 and 2013, respectively.  Cash used in fiscal 2014 was related to the acquisition of property and equipment, primarily computer equipment.  Cash used in fiscal 2013 was primarily related to the acquisition of CollabRx.

Net cash provided by financing activities totaled $6 and $0, in fiscal years 2014 and 2013, respectively.  Cash provided in fiscal 2014 was related to the sale of stock from an at market distribution plan (At Market Distribution Plan 2014) as a result of the Company’s filing of an S-3 in its third quarter for the current fiscal year.  The Company conducted no financing activities during fiscal year 2013.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred net losses of ($3,314) and ($3,928) for the fiscal years ended 2014 and 2013, respectively.  We used cash flows from operations of ($2,593) and ($3,838) for the fiscal years ended March 31, 2014 and 2013, respectively.    We will need to raise additional capital in the immediate future.

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

Without additional capital, our recurring losses from operations raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in their report on our consolidated financial statements for the year ended March 31, 2014 with respect to this uncertainty. We may need to generate significant revenue or sell equity or debt securities to raise additional funds to continue to operate as a going concern beyond the first quarter of fiscal year 2015. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

There can be no assurance that we will be able to obtain the funds required for our continued operation. There can be no assurance that additional financing will be available to us or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

The following summarizes our contractual obligations at March 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating lease obligations	$432	$123	$255	$54	$-
Total contractual cash obligations	$432	$123	$255	$54	$-

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The new guidance was effective for periods beginning after December 15, 2012.   See Note 5, Discontinued Operations.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). ASU 2013-05 clarifies that when a parent reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The new guidance was adopted early .  See Note 5, Discontinued Operations.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” “ASU 2014-08”, which changes the requirements for reporting discontinued operations in Subtopic 205-20 “Presentation of Financial Statements - Discontinued Operations.” The ASU changes the definition of discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not representative of a substantive change in an entity’s strategy, are reported in discontinued operations. ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective prospectively for fiscal years, and interim periods, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the new guidance to have a material impact on our consolidated financial statements.  See Note 5, Discontinued Operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and the IASB has issued IFRS 15, Revenue from Contracts with Customers. The issuance of these documents completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS. The new guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.   For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted. The Company will continue to evaluate this newly issued guidance.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Market Risk Disclosure

Foreign Currency Exchange Risk

As of March 31, 2014 and 2013, all of our investments were classified as cash equivalents in the consolidated balance sheets.  Our investment portfolio at fiscal 2014 and fiscal 2013 was comprised of money market funds.  With the sale of the DRIE related assets and the closure of the Tegal France subsidiary, our exposure to foreign currency fluctuations has been mostly eliminated.  For the fiscal years ended March 31, 2014, and 2013, fluctuations of the U.S. dollar in relation to the Euro were immaterial to our financial statements.

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

Periodically, the Company would enter into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs were denominated in U.S. dollars and the related revenue was generated in Euros.  As of March 31, 2014, there were no outstanding foreign exchange contracts.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CollabRx, Inc.

We have audited the accompanying consolidated balance sheets of CollabRx, Inc and its subsidiaries (“the Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CollabRx, Inc. and its subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and negative cash flow from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
June 6, 2014

COLLABRX, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	March 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,430	$4,039
Accounts receivable	148	250
Prepaid expenses	104	91
Other current assets	79	11
Deferred financing costs	162	--
Investment in convertible promissory note	378	--
Other assets of discontinued operations	--	11
Total current assets	2,301	4,402
Property and equipment, net	130	142
Intangible assets, net	1,281	1,490
Goodwill	603	603
Investment in convertible promissory note	--	345
Total assets	$4,315	$6,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$255	$167
Common stock warrant liability	--	10
Deferred revenue	108	--
Liabilities of discontinued operations	5	16
Total current liabilities	368	193
Deferred tax liability	500	581
Promissory note	509	504
Other long-term liabilities	13	--
Total liabilities	1,390	1,278
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,005,187 shares and 1,952,980 shares issued and outstanding as of March 31, 2014 and 2013, respectively	20	19
Additional paid-in capital	130,994	130,602
Accumulated other comprehensive loss	-	(142)
Accumulated deficit	(128,089)	(124,775)
Total stockholders’ equity	2,925	5,704
Total liabilities and stockholders’ equity	$4,315	$6,982

See accompanying notes to consolidated financial statements.

COLLABRX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)

	Year Ended March 31,
	2014	2013

Revenue	$658	$300
Revenue - related party	--	100
Total revenue	658	400
Cost of revenue	158	56
Gross profit	500	344
Operating expenses:
Engineering	1,714	667
Research and development	284	536
Sales and marketing	271	257
General and administrative	1,819	2,979
Total operating expenses	4,088	4,439
Operating loss	(3,588)	(4,095)
Other income, net	40	39
Loss before income tax benefit	(3,548)	(4,056)
Income tax benefit	(79)	(83)
Loss from continuing operations	(3,469)	(3,973)
Gain on sale of discontinued operations, net of taxes	267	--
(Loss) income from discontinued operations, net of taxes	(112)	45
Net income from discontinued operations, net of taxes	155	45
Net loss	$(3,314)	$(3,928)

Net loss per share from continuing operations:
Basic and diluted	$(1.77)	$(2.14)
Net income per share from discontinued operations:
Basic and diluted	$0.08	$0.02
Net loss per share:
Basic and diluted	$(1.69)	$(2.12)

Weighted-average shares used in per share computation:
Basic and diluted	1,965	1,856

See accompanying notes to consolidated financial statements.

COLLABRX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Accumulated		Total
			Additional	Other	Accum-	Stock-
	Common Stock		Paid-in	Comprehensive	ulated	holder's
	Shares	Amount	Capital	Income (loss)	Deficit	Equity

Balances as of March 31, 2012	1,688,807	$17	$129,052	$(142)	$(120,847)	$8,080
Stock issued for asset acquisition - CollabRx	236,433	2	930	-	-	932
Stock compensation expense and released restricted stock units	27,740	-	695	-	-	695
Warrants exchanged for services - Sequel	-	-	(75)	-	-	(75)
Net loss	-	-	-	-	(3,928)	(3,928)
Balances as of March 31, 2013	1,952,980	19	130,602	(142)	(124,775)	5,704
Stock issued in connection with 2014 ATM Plan	1,810	-	6	-	-	6
Stock options exercised	10,000	-	35	-	-	35
Stock compensation expense and released restricted stock units	40,397	1	351	-	-	352
Cumulative translation adjustment	-	-	-	142		142
Net loss	-	-	-	-	(3,314)	(3,314)
Balances as of March 31, 2014	2,005,187	$20	$130,994	$-	$(128,089)	$(2,925)

See accompanying notes to consolidated financial statements.

COLLABRX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,314)	$(3,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	352	695
Fair value adjustment of common stock warrants	(10)	(9)
Depreciation	34	16
Reclassified loss of foreign exchange translation	142	--
Loss on disposal of property and equipment	--	17
Amortization of intangible assets	209	160
Accrued interest on convertible note receivable	(33)	(33)
Deferred tax liability	(81)	(83)
Accrued interest promissory note payable	5	4

Changes in operating assets and liabilities:
Accounts receivable	102	(250)
Prepaid expenses	(13)	(40)
Other current assets	(33)	(81)
Deferred financing costs	(162)	--
Accounts payable, accrued expenses and other liabilities	101	(483)
Deferred revenue	108	--
Current assets and liabilities from discontinued operations, net	--	177
Net cash used in operating activities	(2,593)	(3,838)
Cash flows from investing activities:
Acquisition of property and equipment	(22)	(119)
Cash received from acquisition	--	476
Issuance of note receivable	--	(300)
Net cash provided by investing activities	(22)	57
Cash flows from financing activities:
Proceeds from at-the-market facility	6	--
Net cash provided by financing activities	6	--
Net decrease in cash and cash equivalents	(2,609)	(3,781)
Cash and cash equivalents as of beginning of year	4,039	7,820
Cash and cash equivalents as of end of year	$1,430	$4,039

Supplemental disclosure of non-cash activities:
Warrants received in exchange for service	$--	$75
Shares issued in CollabRx acquisition	$--	$932
Note Receivable used as consideration for CollabRx acquisition	$--	$300
Promissory Note issued in CollabRx acquisition	$--	$500
Fair value of assets acquired in CollabRx acquisition	$--	$2,253
Liabilities assumed in CollabRx acquisition	$--	$997
Amount receivable from stock option exercise	$35	$--

See accompanying notes to Consolidated Financial Statements.

COLLABRX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (All amounts in thousands, except share and per
share data, unless otherwise noted)

Note 1.  Description of Business and Summary of Significant Accounting Policies

The Company

CollabRx, Inc., a Delaware corporation (“CollabRx,” the “Company” or “we,” “us,” or “our”), is the formerly named Tegal Corporation, a Delaware corporation (“Tegal”), which acquired a private company of the same name on July 12, 2012.  Following approval by its stockholders on September 25, 2012, Tegal amended its charter and changed its name to “CollabRx, Inc.” (the “Name Change”).

 Tegal was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Tegal’s predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. Tegal completed its initial public offering in October 1995.

Originally, Tegal designed, manufactured, marketed and serviced specialized plasma etch systems used primarily in the production of micro-electrical mechanical systems (“MEMS”) devices, such as sensors, accelerometers and power devices.  Tegal also sold systems for the etching and deposition of materials found in other devices, such as integrated circuits (“ICs”) and optoelectronic devices found in products such as smart phones, networking gear, solid-state lighting, and digital imaging.

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

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.

Without additional capital, our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  We may need to generate significant revenue or sell equity or debt securities to raise additional funds to continue to operate as a going concern beyond the first quarter of fiscal year 2015. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, and contemplate the realization of assets and the settlement of liabilities  and commitments in the normal course of business.

There can be no assurance that we will be able to obtain the funds required for our continued operations. There can be no assurance that additional financing will be available to us or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

The CollabRx Merger

On July 12, 2012, we completed the acquisition of CollabRx (the “Merger”), pursuant to an Agreement and Plan of Merger dated as of June 29, 2012, (the “Merger Agreement”).  As a result of the Merger, CollabRx became a wholly-owned subsidiary of the Company.  In consideration for 100% of the stock of CollabRx, we agreed to issue an aggregate of 236,433 shares of common stock, representing 14% of the Company’s total shares outstanding prior to the closing, to former CollabRx stockholders.  As of July 12, 2012, these shares had a fair value of $932.  We also assumed $500 of existing CollabRx indebtedness through the issuance of promissory notes.  The principal amount of the promissory notes is payable in equal installments on the third, fourth and fifth anniversaries of the date of issuance, along with the accrued but unpaid interest as of such dates.  Also the note receivable balance recognized in the period prior to the acquisition date consisted of an outstanding loan related to the Company’s investment in CollabRx in the first quarter of fiscal year 2013.  The Company’s initial investment in CollabRx was in the form of a promissory note that accrued interest at a rate of 0.28% per year compounded annually and matured on or about November 7, 2012.  After the completion of the acquisition of CollabRx, the loan was reclassified to be included as part of the purchase price, thereby extinguishing the $300 bridge loan previously extended to CollabRx.  The Company did not pay any cash consideration in connection with the acquisition.

 In addition, Tegal granted a total of 368,417 restricted stock units (“RSUs”) and options as “inducement grants” to newly hired management and employees, all subject to four-year vesting and other restrictions.  In December 2012, an aggregate of 215,475 RSUs were forfeited in connection with the resignation of James Karis as the Company’s Co-Chief Executive Officer.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from those estimates.

Reclassification

Certain prior year operating expense amounts were reclassified, still within operating expenses, to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid debt and equity instruments having a maturity of three months or less on the date of purchase to be cash equivalents.

As of March 31, 2014 and 2013, all of the Company’s current investments are classified as cash equivalents in the consolidated balance sheets. The investment portfolio as of March 31, 2014 and 2013 is comprised of money market funds. As of March 31, 2014 and 2013, the fair value of the Company’s investments approximated cost.

Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. Based on the borrowing rates currently available to the Company, the note payable carrying value approximates fair value. With our exit from our historical operations, our exposure to foreign currency fluctuations has been mostly eliminated.  The Company does not hold derivative financial instruments for speculative purposes.  Previously, the Company would periodically enter into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs were denominated in U.S. dollars and the related revenue was generated in Euros.  On March 31, 2014 and 2013, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.

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

The Company’s financial instruments consist primarily of money market funds. As of March 31, 2014, all of the Company’s current assets in financial instruments investments were classified as cash equivalents in the consolidated balance sheet. Our cash equivalents totaled $1,430.  The investment portfolio at March 31, 2014 was comprised of money market funds.  The carrying amounts of the Company’s cash equivalents are valued using Level 1 inputs.  The Company uses the Black-Scholes option pricing model as its method of valuation for warrants that are subject to warrant liability accounting.  The determination of the fair value as of the reporting date is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables which could provide differing variables.  These variables include, but are not limited to, expected stock price volatility over the term of the security and risk free interest rate.  In addition, the Black-Scholes option pricing model requires the input of an expected life for the securities for which we have estimated based upon the stage of the Company’s development.  The fair value of the warrant liability is revalued each balance sheet date utilizing the Black-Scholes option pricing model computations with the decrease or increase in the fair value being reported in the consolidated statement of operations as other income, net.  A significant increase (decrease) of any of the subjective variables independent of other changes would result in a correlated increase (decrease) in the liability and an inverse effect on net income (loss).  The Company also had warrant liabilities which are valued using Level 3 inputs.

As of September 30, 2013, the Company’s warrant liability has been extinguished, and the Company has no other financial instruments subject to using Level 3 inputs.

The change in the fair value of the common stock warrant liability is as follows:

	Year Ended March 31,
	2014	2013
Balance as of the beginning of the period	$10	$19
Change in fair value recorded in earnings, including expirations	(10)	(9)
Balance as of the end of the period	$-	10

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

Any differences between the cost of our investment in an unconsolidated affiliate and our underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from a different basis in assets contributed to the joint venture. The net difference between our investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates is generally amortized over a period of ten years, which is determined to be the estimated useful life of the underlying intangibles which created the difference in carrying amount.  As a result of the impairment charge taken in fiscal year 2012 for the total value against our unconsolidated affiliate, the net difference as of March 31, 2013 was $0.  The amortization expense related to this difference for the fiscal year ended March 31, 2013 was $0.

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

Our estimate of the fair value of our investment was $0 as of March 31, 2013; we previously incurred an impairment charge of our investment in our unconsolidated affiliates during the year ended March 31, 2012 in the amount of $1,377, bringing the fair value of the investment to $0 as of March 31, 2012.   On March 21, 2013, Sequel Power irrevocably assigned and transferred unto the Company for cancelation the balance of its Warrants representing the right to purchase 44,578 shares of the Company’s common stock.  In exchange, the Company agreed to waive receivables related to certain fees earned under its Services Agreement with Sequel Partners and its 25% ownership interest in Sequel Power. In addition, effective March 31, 2013, the Company terminated its management agreement with Sequel Power.

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

As of March 31, 2014, the Company’s investment in Convertible Promissory Note consisted solely of the investment in NanoVibronix.  That note bears interest at a rate of 10% per year compounded annually and matures on November 15, 2014.  Interest is accrued and recognized quarterly.  As of March 31, 2014 and 2013, the Convertible Promissory Note balance was $378 and $345, respectively, consisting of the original $300 investment and $78 and $45, respectively, in accrued interest. Should NanoVibronix, Inc. become a public company, then the Company’s Chief Executive Officer will become a member of the NanoVibronix, Inc. Board of Directors.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments and accounts receivable. Substantially all of the Company’s liquid investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the United States. Prior to our exit from our historical core operations, the Company performed ongoing credit evaluations of its customers and generally required no collateral. For fiscal years 2014 and 2013, the Company had zero reserves for potential credit losses as such risk was determined to be immaterial. The Company does not currently maintain an allowance for doubtful accounts receivable for potential estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company believes no such reserve is currently required.  The Company had zero write-offs during fiscal years 2014 and 2013.  The Company reviews the estimated risk of current customers’ inability to make payments on a quarterly basis to determine if any amount is uncollectible.

As of March 31, 2014, four customers accounted for 100% of the accounts receivable balance.   One customer accounted for 100% of the accounts receivable balance as of March 31, 2013.  As of March 31, 2014, the balance in accounts receivable was $148.  As of March 31, 2013, the balance in accounts receivable was $250 and one customer accounted for 100% of the Company’s accounts receivable balance.

Life Technologies, Inc. has been a major contributor to our revenues and gross profits for the past two fiscal years, however we have funded the Company’s operating expenses primarily with cash on hand and the net proceeds from the sale of discontinued assets, as disclosed in prior and current filings. We are actively engaged in negotiations with several other companies who are interested in purchasing our content on similar terms or under annual subscriptions or software-as-a-service arrangements.

For the period ended March 31, 2014, Life Technologies Inc.'s amount due in the Company’s accounts receivable balance was zero.  The Company sold the last two patent lots for approximately $365 in the second quarter of the current fiscal year.  The Company received the funds from the patent sales in the third quarter of the current fiscal year.

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

No impairment charges for intangible assets were recorded for the fiscal years ended 2014 and 2013.  Prior to the acquisition of CollabRx, all of the Company’s historical intangible assets, other than those related to NLD and Compact, were included in the asset sale of the DRIE product line to SPTS.   The last of the intangible assets related to NLD and Compact were sold in the second quarter in fiscal year 2014.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. No impairment charges for intangible assets were recorded for the fiscal years ended 2014 and 2013, respectively, since all of the Company’s historical intangible assets, other than those related to NLD and Compact, were included in the asset sale of the DRIE product line to SPTS.   As the Company’s NLD patents and intellectual property were all internally developed (except for those acquired in connection with the Simplus acquisition, which were subsequently written-off) the value of the Company’s NLD technology had no recorded value prior to sale.

Long-lived assets also consist of property, plant and equipment.  The Company recorded disposal losses of $0 and $17 for fixed assets for the fiscal years ended March 31, 2014 and 2013, respectively.  In fiscal year 2013, the Company disposed of certain assets in connection with the relocation of its main offices from Petaluma, CA to San Francisco, CA.

Deferred Financing Costs

Deferred financing costs represent expenses incurred to raise equity capital related to financing transactions which have not yet been completed as of the balance sheet dates.

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

For fiscal years 2014 and 2013, the Company had zero reserves for potential credit losses as such risk was determined to be immaterial. The Company does not currently maintain an allowance for doubtful accounts receivable for potential estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company believes no such reserve is currently required.  The Company had zero write-offs during fiscal years 2014 and 2013.  The Company reviews the estimated risk of current customers’ inability to make payments on a quarterly basis to determine if any amount is uncollectible.

As of March 31, 2014, the balance in accounts receivable was $148.  As of March 31, 2013, the balance in accounts receivable was $250.

As of March 31, 2014, four customers accounted for 100% of the accounts receivable balance.   One customer accounted for 100% of the accounts receivable balance as of March 31, 2013.

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

For arrangements that include multiple deliverables, we identify separate units of accounting based on the guidance under ASC 605-25, “Multiple Element Arrangements”, which provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting, if certain criteria are met.  The consideration of the arrangement is allocated to the separate units of accounting using the relative selling price method.  Applicable revenue recognition criteria are considered separately for each separate unit of accounting.

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

Income Taxes

      We account for income taxes in accordance with ASC Topic 740, “Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2014 and 2013, we have recorded a full valuation allowance for our deferred tax assets based on our past losses and uncertainty regarding our ability to project future taxable income. In future periods, if we are able to generate income we may reduce or eliminate the valuation allowance.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718 – “Compensation-Stock Compensation” (“ASC 718”) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period.

We have adopted several stock plans that provide for issuance of equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards.  These equity awards generally vest ratably over a four-year period on the anniversary date of the grant, and stock options expire ten years after the grant date.  Restricted stock awards do not expire.  Certain restricted stock awards may vest on the achievement of specific performance targets.  We also have an Employee Stock Purchase Plan (“ESPP”) that allows qualified employees to purchase shares of common stock at 85% of the fair market value on specified dates.  The ESPP plan expires on July 22, 2014.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. For the years ended March 31, 2014 and 2013, the Company had no  items of other comprehensive loss.  Therefore, the net loss equals comprehensive loss for the years then ended.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The new guidance was effective for periods beginning after December 15, 2012.  and had no   See Note 5, Discontinued Operations.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). ASU 2013-05 clarifies that when a parent reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The new guidance was adopted early.   See Note 5, Discontinued Operations.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” “ASU 2014-08”, which changes the requirements for reporting discontinued operations in Subtopic 205-20 “Presentation of Financial Statements - Discontinued Operations.” The ASU changes the definition of discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not representative of a substantive change in an entity’s strategy, are reported in discontinued operations. ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective prospectively for fiscal years, and interim periods, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the new guidance to have a material impact on our consolidated financial statements.  See Note 5, Discontinued Operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and the IASB has issued IFRS 15, Revenue from Contracts with Customers. The issuance of these documents completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS. The new guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.   For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted. The Company will continue to evaluate this newly issued guidance.

Note 2.  Balance Sheet and Statement of Operations Detail

Property and equipment, net, consisted of:

	March 31,
	2014	2013

Furniture	$133	$132
Office Equipment	72	51
Leasehold Improvements	5	5
Total	210	188
Accumulated Depreciation	(80)	(29)
Disposals	-	(17)
Total Property and Equipment	$130	$142

Depreciation expense for years ended March 31, 2014 and 2013 was $34 and $16, respectively.

Note 3. Intangible Assets

With the acquisition of CollabRx, as of March 31, 2014, the Company’s intangible assets net value was $1,281.  The Company does not amortize the trade name as it has an indefinite life subject to annual impairment tests.  The net book value of Goodwill was $603.

As of March 31, 2014, intangible assets, net, not including goodwill, consisted of the following:

	Gross	Accumulated Amortization	Net
Developed Technology	$719	$(128)	$591
Customer Relationships	433	(152)	281
Trade Name	346	-	346
Non Compete Agreement	151	(88)	63
Total	$1,649	$(368)	$1,281

Amortization expense was $209 and $160 in fiscal 2014 and 2013, respectively.

As of March 31, 2013, intangible assets, net not including goodwill, consisted of the following:

	Gross	Accumulated Amortization	Net
Developed Technology	$719	$(56)	$663
Customer Relationships	433	(65)	368
Trade Name	346	-	346
Non Compete Agreement	151	(38)	113
Total	$1,649	$(159)	$1,490

Future estimated amortization expense is as follows:

Year Ending March 31,	Estimated Amortization Expense
2015	$209
2016	171
2017	159
2018	94
2019	72
Thereafter	230
$935

The Company sold all remaining intangibles, except the NLD related patents, to SPTS on February 9, 2011.  The Company retained the internally developed NLD patents and has sold all of these patents as of March 31, 2014.

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

Basic net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Year Ended March 31,
	2014	2013

Loss from continuing operations	$(3,469)	$(3,973)

Net income from discontinued operations, net of taxes	155	45

Net loss applicable to common stockholders	$(3,314)	$(3,928)
Basic and diluted:
Weighted-average common shares outstanding	1,965	1,856
Weighted-average common shares used in per share computation	1,965	1,856

Net loss per share from continuing operations:
Basic and diluted	$(1.77)	$(2.14)
Net income per share from discontinued operations:
Basic and diluted	$0.08	$0.02
Net loss per share:
Basic and diluted	$(1.69)	$(2.12)

Outstanding options, warrants and RSUs of 500,809 and 448,986, at a weighted-average exercise price of $10.17 and $7.23, as of March 31, 2014 and 2013, respectively, were not included in the computation of diluted net (loss) income per common share for the periods presented as a result of their anti-dilutive effect.  Such securities could potentially dilute earnings per share in future periods.

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

In a series of meetings in late May and early June 2009, our Board of Directors reviewed several basic strategic options presented by management, including investigating opportunities for the sale of the Company or its assets.  In December 2009, having received no bona fide offers for the Company as a going concern, the Board and management agreed to continue operations and to offer selected asset groups to potential buyers.

On March 19, 2010, we completed the sale of the legacy Etch and PVD assets to OEM Group, Inc. We discontinued our development efforts in NLD at the end of fiscal 2010, and began offering these assets for sale to third-parties.  At the same time, we began the process of closing and/or liquidating all of our other wholly-owned subsidiary companies, including SFI and Tegal GmbH, along with branches in Taiwan, Korea and Italy.   The subsidiaries were then included in discontinued operations.

On February 9, 2011, the Company and SPTS entered into an Asset Purchase Agreement.  That agreement included the sale of all of the shares of Tegal France, SAS, the Company’s wholly-owned subsidiary and product lines and certain equipment, intellectual property and other assets relating to the DRIE systems and certain related technology.  In accordance with generally accepted accounting principles, the DRIE business operations related to the designing, manufacturing, marketing and servicing of systems and parts within the semiconductor industry was presented in discontinued operations in our consolidated financial statements.  Amounts for the prior periods were reclassified to conform to this presentation.  The exit from the DRIE operation was essentially completed by the end of the fourth quarter of our 2011 fiscal year.

The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the accompanying consolidated balance sheets as of March 31, 2014 and 2013, respectively, and consist of the following:

	March 31,	March 31,
	2014	2013

Assets of Discontinued Operations:
Accounts and other receivables, net of allowances for sales returns and doubtful accounts of $0	$-	$4
Prepaid expenses and other current assets	-	7
Total assets of discontinued operations	$-	$11

Liabilities of Discontinued Operations:
Accrued expenses and other current liabilities	$5	$16
Total liabilities of discontinued operations	$5	$16

As of March 31, 2014, discontinued assets were eliminated with the final closure of the Company’s foreign subsidiary.  Discontinued liabilities are related to outstanding commission due.  This commission is to be paid when the final documentation of the sale of the last two lots of patents is fulfilled.  As of March 31, 2013 discontinued assets and liabilities are solely related to a foreign subsidiary.

Discontinued operations consists of interest income from accounts related to discontinued operations, other income, gains and losses on the disposal of fixed assets of discontinued operations, gains and losses on foreign exchange, as well as the reclassification of net expenses associated with our exit from our historical core operations.

During fiscal 2014, we recognized $365 from the sale of the last of our NLD patents.  As these assets were internally developed, there was a corresponding zero book value.  The NLD revenue was offset by related expenses of $98, resulting in a net gain, net of taxes, of $267.  With this sale, the Company has no other intellectual property related to discontinued operations.   Discontinued operations also included expenses related to the final closing of former foreign subsidiaries.   In the three months ended June 30, 2013, the Company recognized a reclassification out of accumulated other comprehensive loss and into Loss from Discontinued Operations, net of taxes.  The reclassification is related to the recognition of a non-cash loss of $142 from  foreign exchange differences from its former Tegal foreign subsidiaries, primarily as a result of the final closing of the former Tegal German subsidiary.   The Company received permission to close the German subsidiary in June 2013.  No further audits or reviews are anticipated by foreign taxing authorities.  The Company also recognized a cash gain of $20 in discontinued operations as a result of final closing of bank accounts in its Italian subsidiary and a federal tax refund regarding discontinued operations..

In fiscal 2013, discontinued operations included a gain resulting from the net settlement of legal expenses related to closing a foreign subsidiary (for which a higher amount of legal expense had been accrued in the prior fiscal year), offset by R&D expenses included in discontinued operations.

On May 7, 2012, the Company received a VAT refund related to discontinued operations in its former French subsidiary in the amount of 312 Euros.  As of March 31, 2012, this amount was recognized in other assets of discontinued operations.  The settlement of this outstanding amount due is classified as a reduction of assets of discontinued operations.  The related foreign exchange gain was classified as a gain on the sale of discontinued operations in the first quarter of fiscal year 2013.

Total revenue from discontinued operations for fiscal years 2014 and 2013 was $0.  The total income from discontinued operations, including income tax expense (benefit), was $155 and $45, for the same years, respectively.

Note 6.  Income Taxes

The deferred tax asset valuation allowance as of March 31, 2014 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, net operating loss carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding our ability to realize the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses, and the lack of carryback capacity to realize deferred tax assets.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the year ended March 31, 2014 includes no interest. As of March 31, 2014, we have no accrued interest and penalties related to uncertain tax positions.

Components of loss from continuing operations before income taxes is attributed to the following geographic locations for the years ended March 31, 2014 and 2013 (in thousands):

Year ended March 31,	2014	2013

Domestic	$(3,548)	$(4,056)
Foreign	-	-
Loss from continuing operations before income tax expense (benefit)	$(3,548)	$(4,056)

Components of income tax expense (benefit) for the years ended March 31, 2014 and 2013 consisted of the following (in thousands):

Year ended March 31,	2014	2013

Current:
U.S. Federal	$-	$-
State and Local	2	-
Foreign (credit)	-	-
Total current tax expense (benefit)	2	-
Deferred
U.S. Federal	(81)	(83)
State and Local	-	-
Foreign (credit)	-	-
Total deferred tax expense	(81)	(83)

Total income tax expense (benefit)	$(79)	$(83)

The income tax expense (benefit) for the years ended March 31, 2014 and 2013 differed from the amounts computed by applying the statutory U.S. federal income tax rate as  follows (in thousands):

Year ended March 31,	2014	2013

Federal tax expense (benefit) at U.S. Statutory Rate	$(1,126)	$(1,335)
State tax expense (benefit) net of federal tax effect	(193)	(246)
Change in valuation allowance	1,196	4,572
Tax effect of acquired net operating loss carryforwards	-	(3,123)
Foreign SubF Germany	251	-
Amortization of deferred tax liability	(81)	(83)
Other items	(126)	132
Total income tax benefit	$(79)	$(83)

Components of deferred taxes are as follows (in thousands):

Year ended March 31,	2014	2013

Deferred tax liability:
Intangible assets	$(500)	$(581)
Deferred tax assets:
Deferred revenue	$48	$-
Accruals, reserves and other	1,932	1,616
Net operating loss carryforwards	45,142	44,404
Credit carryforward	2,397	2,380
Capitalized research and development costs	299	299
Other	5	9

Gross deferred tax assets	49,323	48,127
Valuation allowance	(49,323)	(48,127)
Net deferred tax asset	$-	$-

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

Tabular Reconciliation of Unrecognized Tax Benefits

Ending Balance as of March 31, 2012	$833
Increase/(Decrease) of unrecognized tax benefits taken in prior years	-
Increase/(Decrease) of unrecognized tax benefits related to current year	2
Increase/(Decrease) of unrecognized tax benefits related to settlements	-
Reductions to unrecognized tax benefits related to lapsing statute of limitations	(13)
Ending Balance as of March 31, 2013	822
Increase/(Decrease) of unrecognized tax benefits taken in prior years	-
Increase/(Decrease) of unrecognized tax benefits related to current year	77
Increase/(Decrease) of unrecognized tax benefits related to settlements	-
Reductions to unrecognized tax benefits related to lapsing statute of limitations	-
Ending Balance as of March 31, 2014	$899

There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statues are still open on fiscal years ended March 31, 1995 forward for federal purposes, and for fiscal years ended March 31, 2003 forward for state purposes.  For the years prior to March 31, 2010 for federal purposes and prior to March 31, 2009 for state purposes, any adjustments would be limited to reduction in the net operating loss and credit carryforwards.

Total interest and penalties included in the statement of operations for the year ended March 31, 2014 is zero.  It is the Company’s policy to include interest and penalties related to uncertain tax positions in tax expense.

We have recorded no net deferred tax assets for the years ended March 31, 2014 and 2013, respectively.  The Company has provided a valuation allowance of $49.3 million and $48.1 million as of March 31, 2014 and 2013, respectively.  The valuation allowance fully reserves all net operating loss carryforwards, credits and non-deductible accruals and reserves, for which realization of future benefit is uncertain.  The realization of net operating losses may be limited due to change of ownership rules.  The valuation allowance increased by $1.2 million in fiscal 2014 and increased by $4.8 million during fiscal 2013.

As of March 31, 2014, the Company has net operating loss carryforwards of approximately $121.5 million and $65.2 million for federal and state tax purposes, respectively.  The federal net operating loss carryforward will begin to expire in the year ended March 31, 2020 and the state of California began expiring as of March 31, 2013.

As of March 31, 2014, the Company also has research and experimentation credit carryforwards of $1.4 million and $0.9 million for federal and state income tax purposes, respectively.  A portion of the federal credit began to expire in the year ended March 31, 2012 and the state of California will never expire under current law.

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
$1,732

CollabRx offers cloud-based expert systems that provide clinically relevant interpretive knowledge to institutions, physicians, researchers and patients for genomics-based medicine in cancer and other diseases to inform health care decision making.  With access to over 50 clinical and scientific advisors at leading academic institutions and a suite of tools and processes that combine artificial intelligence-based analytics with proprietary interpretive content, CollabRx is well positioned to participate in the $300 billion value-added “big data” opportunity in the US health care market (as reported by McKinsey Global Institute), over half of which specifically targets areas in cancer and cancer genomics.   The Company recognized $83 in tax benefit in the year ended March 31, 2014 regarding the deferred tax liability related to this acquisition.

CollabRx provides this market data information so investors may understand the relevance of our estimates.   We believe that overall size of the market for cancer diagnostics and therapeutics is a good indicator of the increasing importance of this market to a wide spectrum of health care providers, researchers and value-chain participants.  The number of people affected by cancer, the information generated in connection with cancer research, the amount of money spent in the United States on cancer diagnostics and therapeutics are all relevant to the opportunity that we have identified.  Further, we know that within these large markets, certain areas, including those that are directly addressed by CollabRx, are growing disproportionately because of advances in technology.  Because the markets are emergent, and because our customers (particularly those within the diagnostic laboratory segment) are still developing their own diagnostic tests in oncology, we currently do not have reliable, publicly-available estimates to accurately determine the size of that particular market.  It is with the recent emergence of multi-biomarker testing and multi-gene panels, to date largely performed by a single private company, that the requirement for complex integration of interpretive data has become a recognizable need.  As the providers of testing platforms enable such testing at the individual laboratory level through increasingly more cost-effective technologies, and as more diagnostic labs develop their own tests based on these technologies, we believe that the market for independent interpretive analysis will expand rapidly.  With regard to the market for our Therapy Finders and related products, we expect to garner some portion of the advertising budgets related to the marketing of cancer diagnostics and therapies, but we are not aware of any reliable, publicly-available estimates of market sizes for web-based tools of the type that we have developed.

With regard to our GVA, while genomic testing for cancer has been performed for a number of years by academic medical centers, such testing was largely focused on single biomarkers, for which the interpretation is relatively straightforward.  It is with the recent emergence of multi-biomarker testing and multi-gene panels, to date largely performed by a single private company, that the requirement for complex integration of interpretive data has become a recognizable need.  As the providers of testing platforms enable such testing at the individual laboratory level through increasingly more cost-effective technologies, and as more diagnostic labs develop their own tests based on these technologies, we believe that the market for independent interpretive analysis will expand rapidly.

The physicians and researchers within our network of advisors have agreed to participate in our efforts for an indefinite term, on an uncompensated basis, and without a formal agreement,

On December 7, 2012, CollabRx and James M. Karis entered into an Amendment No. 1 (the “Employment Agreement Amendment”) to the Employment Agreement dated June 29, 2012 between the Company and Mr. Karis (the “Employment Agreement”). Pursuant to the Employment Agreement Amendment, Mr. Karis resigned as Co-Chief Executive Officer of the Company effective December 31, 2012 (the “Termination Date”) but will continue to serve as a director of the Company and provide consulting services to the Company from time to time after the Termination Date.  In addition, the Company waived its entitlement to recoup from Mr. Karis his signing bonus and Mr. Karis agreed to amend his RSU Agreement to terminate vesting as of the Termination Date.  The Company and Mr. Karis also agreed to a mutual release of claims.

The full text of the Employment Agreement Amendment and the RSU Agreement amendment was filed as Exhibit 10.1 and 10.2 to the form 8-K filed on December 7, 2012, and is incorporated herein by reference in its entirety.

Note 8.  Commitments and Contingencies

The Company has several non-cancelable operating leases, primarily for general office space, that expire over the next four years.  We have no capital leases at this time. Future minimum lease payments under these leases are as follows:

Operating
Year Ending March 31,	Leases

2015	$123
2016	126
2017	129
2018	54
Total minimum lease payments	$432

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to discontinued operations, net of sublease income, was $0 during each of the years ended March 31, 2014 and 2013, respectively.  Rent expense for operating leases related to continuing operations, net of sublease income, was $131 and $79, during the years ended March 31, 2014 and 2013, respectively.

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

Note 9.  Sale of Common Stock and Warrants

During fiscal years 2014 and 2013, the Company entered into a contract with certain consultants of the Company pursuant to which the Company granted stock options in lieu of some cash payments, dependent upon the continuation of the contract and the achievement of certain performance goals.

During the fiscal year 2011, the Company issued 185,777 warrants valued at $1,645 using the Black-Scholes option pricing model with an exercise price at the market value on the day of the grant (the date the Formation and Contribution Agreement was signed) and an average interest rate of 1.62% and a four year life.  The Company booked $0 of expense for warrants previously issued.  Currently, there are 92,888 warrants outstanding from the original grant.  The balance of the original grant was irrevocably assigned and transferred unto the Company for cancelation by Sequel Power.  In exchange, the Company agreed to waive receivables related to certain fees earned under its Services Agreement with Sequel Partners and its 25% ownership interest in Sequel Power.

As of March 31, 2013, there were 8,348 warrants outstanding, with an average exercise price of $30.   The last of these warrants expired in September 2013.

As of March 31, 2014, there were no warrants outstanding.  The last of these warrants expired in September 2013, and had an average exercise price of $30.

As of March 31, 2014, there were 1,810 shares issued from the At Market Distribition Plan 2014, which was set up as a result of the Company’s S-3 filing in the third quarter of fiscal year 2014.

At Market Distribution Plan 2014

Pursuant to the terms of the Company’s At Market Distribution Plan (“2014 ATM Plan”), which was authorized and formalized as the result of the Company’s S-3 filing, an aggregate of 709,046 shares of common stock are available for grant pursuant to the terms of the plan. The 2014 ATM Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards.  The option exercise price of all stock options granted pursuant to the 2014 ATM Plan will not be less than 100% of the fair market value of the common stock on the date of grant. Stock options may be exercised as determined by the Board, but in no event after the tenth anniversary date of grant, provided that a vested nonqualified stock option may be exercised up to 12 months after the optionee's death.  Awards granted under the 2014 ATM Plan are generally subject to vesting at the discretion of the Committee.  As of March 31, 2014, 707,236 shares were available for issuance under the 2014 ATM Plan.

Note 10.  Employee Benefit Plans

The number of shares indicated in the following employee benefit stock plans reflects a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

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

2007 Incentive Award Plan

Pursuant to the terms of the Company’s 2007 Equity Participation Plan (“2007 Equity Plan”), which was authorized as a successor plan to the Company’s 1998 Equity Incentive Plan and Director Option Plan, an aggregate of 200,000 shares of common stock is available for grant pursuant to the 2007 Equity Plan, plus the number of shares of common stock which are or become available for issuance under the 1998 Equity Plan and the Director Option Plan and which are not thereafter issued under such plans. The 2007 Equity Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards.  The option exercise price of all stock options granted pursuant to the 2007 Equity Plan will not be less than 100% of the fair market value of the common stock on the date of grant. Stock options may be exercised as determined by the Board, but in no event after the tenth anniversary date of grant, provided that a vested nonqualified stock option may be exercised up to 12 months after the optionee's death.  Awards granted under the 2007 Equity Plan are generally subject to vesting at the discretion of the Committee.  As of March 31, 2014, 148,428 shares were available for issuance under the 2007 Equity Plan.

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

Employee Qualified Stock Purchase Plan

The Company has offered an employee qualified stock purchase plan (“Employee Plan”) under which rights are granted to purchase shares of common stock at 85% of the lower of the market value of such shares at the beginning of a six month offering period or at the end of that six month period. Under the Employee Plan, the Company is authorized to issue up to 16,667 shares of common stock. There were no common stock shares purchased in fiscal years 2014 or 2013.  Shares available for future purchase under the Employee Plan were 3,705 as of March 31, 2014.

Savings and Investment Plan

The Company has established a defined contribution plan that covers substantially all U.S. employees. Employee contributions of up to 4% of each U.S. employee’s compensation will be matched by the Company based upon a percentage to be determined annually by the Board. Employees may contribute up to 15% of their compensation, not to exceed a prescribed maximum amount. The Company made contributions to the plan of $42 and $24, in the years ended March 31, 2014 and 2013, respectively.

Note 11.  Stock Based Compensation

The share amounts and share prices reflect a 1-for-5 reverse stock split effected by the Company on June 15, 2011.

A summary of stock option activity during the year ended March 31, 2014 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in Years)	Value
Beginning outstanding	263,807	$10.22
Granted	120,332	$3.51
Exercised	(10,000)	$3.45
Expired	(2,380)	$63.97

Ending outstanding	371,759	$7.89	7.59	$775.00
Ending vested and expected to vest	371,437	$7.89	7.59	$775.00
Ending exercisable	175,841	$12.58	5.82	$775.00

The aggregate intrinsic value of options and warrants outstanding as of March 31, 2014 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of March 31, 2014.

The weighted-average estimated grant date fair value, as defined by ASC 718, for stock options granted during fiscal 2014 and 2013, was $3.06 and $2.82, per option, respectively.

The following table summarizes information with respect to stock options outstanding as of March 31, 2014:

						Weighted-
			Weighted-			Average
		Number	Average		Number	Exercise
		Outstanding	Remaining	Weighted-	Exercisable	Price
		As of	Contractual	Average	As of	As of
Range of		March 31,	Term	Exercise	March 31,	March 31,
Exercise Prices		2014	(in years)	Price	2014	2014
$2.90	$4.50	271,329	8.98	$3.67	75,411	$3.67
6.00	11.70	48,690	4.74	11.12	48,690	11.12
17.80	28.10	39,244	3.47	21.63	39,244	21.63
34.20	89.52	12,496	1.43	43.65	12,496	43.65

$2.90	$89.52	371,759	7.59	$7.89	175,841	$12.58

No shares were granted under the Employee Stock Purchase Plan during fiscal years 2014 and 2013.

The Company used the following valuation assumptions to estimate the fair value of options granted for the years ended March 31, 2014 and 2013, respectively:

STOCK OPTIONS:	2014	2013
Expected life (years)	6.0	6.0
Volatility	152.0%	156.8%
Risk-free interest rate	1.52%	0.65%
Dividend yield	0%	0%

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

Risk-Free Interest Rate.    The Company bases the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our option grants.

Dividends.    The Company has never paid any cash dividends on common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Forfeitures.    The Company uses historical data to estimate pre-vesting option forfeitures. We record stock-based compensation expense only for those awards that are expected to vest.

The Company does not use multiple share-based payment arrangements.

Restricted Stock Units

The following table summarizes the Company’s restricted stock award activity for the period ended March 31, 2014:

	Number	Weighted- Average
	of	Grant Date
	Shares	Fair Value
Balance March 31, 2013	183,904	$2.67
Granted	10,000	$3.22
Released	(40,397)	$2.56
Vested	(24,437)	$2.56
Balance, March 31, 2014	129,070	$2.77

The weighted-average estimated grant date fair value, as defined by ASC Topic 718 for restricted stock awards granted during fiscal 2014 and 2013 was $3.22 and $3.84, per award, respectively.

As of March 31, 2014 there was $209 of total unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted-average period of 1.30 years.

As of March 31, 2014 there was $392 of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 3.08 years.

Total stock-based compensation expense related to stock options and RSUs for the years ended March 31, 2014 and 2013 was $352 and $695, respectively.

Note 12.  Geographical and Segment Information

As of March 31, 2014, the Company’s sole source of revenue was related to its genomics based information technology with respect to its acquisition of CollabRx.  The Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

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

	Revenue for the
	Year Ended
	March 31,
	2014	2013
Segment Revenue:
Genomics based technology information	$658	$300
Solar power management services	--	100
Total revenue	$658	$400

Revenues for each period presented are all part of continuing operations.  No revenues for the fiscal years 2014 and 2013 have been reclassified to discontinued operations.  All revenues of continuing operations are attributed to the United States.

The composition of our top five customers changed from year to year.  In fiscal year 2014, five customers accounted 96% of our revenues.  In fiscal year 2013, two customers accounted for 100% of our genomics based revenue, and one customer, Sequel Power, accounted for 100% of solar power project service related sales.    The Company no longer operates in the solar power management services segment.

Long-lived assets consist of property and equipment and are attributed to the geographic location in which they are located.

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

The Company reviews the investment for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value has occurred.  The Company took an impairment charge of its Sequel investment in fiscal year 2012 for its full net book value at the time.

Note 14.   Subsequent Events

As of March 31, 2014, the Company’s investment in Convertible Promissory Note consisted solely of the investment in NanoVibronix.  That note bears interest at a rate of 10% per year compounded annually and matures on November 15, 2014.  Interest is accrued and recognized quarterly.  As of March 31, 2014, the Convertible Promissory Note balance was $378, consisting of the original $300 investment and $78 in accrued interest.  NanoVibronix has filed a registration statement with the Securities and Exchange Commission in connection with a proposed initial public offering.  If the offering is completed, the Convertible Promissory Note will be converted into common stock of NanoVibronix. Should NanoVibronix, Inc. become a public company, then the Company’s Chief Executive Officer will become a member of the NanoVibronix, Inc. Board of Directors.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.   As of March 31, 2014, management performed, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on the evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of March 31, 2014 such disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of March 31, 2014.  Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of March 31, 2014 has not been audited by Burr Pilger Mayer, Inc., an independent registered public accounting firm, as stated in their report appearing above.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Dated: June 6, 2014

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

Signature	Title	Date

/s/ THOMAS R. MIKA	President, CEO, and Chairman of the Board	June 6, 2014
Thomas R. Mika	(Principal Executive Officer)

/s/ THOMAS R. MIKA	Acting Chief Financial Officer (Principal	June 6, 2014
Thomas R. Mika	Acting Financial and Accounting Officer)

/s/ JEFFREY M. KRAUSS	Director	June 6, 2014
Jeffrey M. Krauss

/s/ CARL MUSCARI	Director	June 6, 2014
Carl Muscari

/s/ GILBERT BELLINI	Director	June 6, 2014
Gilbert Bellini

/s/ PAUL BILLING	Director
Paul Billing		June 6, 2014

/s/ JAMES KARIS	Director
James Karis		June 6, 2014

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.13
Warrant Transfer Agreement issued dated March 31, 2013 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 26, 2013).

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

**10.23
Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Smruti Vidwans (included in Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2013).

**10.24
Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Michelle Turski (included in Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2013).

**10.25
Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Lisandra West (included in Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2013).

**10.26
Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Gavin Gordon (included in Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2013).

**10.27
Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and John Randy Gobbel (included in Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2013).

**10.28
Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and George Lundberg (included in Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2013).

**10.29
Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Jeff Shrager (included in Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2013).

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

** Management contract for compensatory plan or arrangement.