Form 10-K/A
period 2014-03-31
CollabRx, Inc.
filed 2014-07-07
CIK 931059

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

DOCUMENTS INCORPORATED BY REFERENCE

See “Explanatory Note.”

Explanatory Note

This Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of CollabRx, Inc. for the fiscal year ended March 31, 2014 originally filed with the Securities and Exchange Commission (“SEC”) on June 6, 2014 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended March 31, 2014. We are also including as exhibits the certificates required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to June 6, 2014.  In this Amendment, unless the context indicates otherwise, the terms “company,” “we,” “us,” and “our” refer to CollabRx, Inc.  Other capitalized terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The following table sets forth information regarding our directors as of July 3, 2014:

Name	Age	Director Since
Gilbert Bellini, Director	60	2011
Paul Billings, M.D., Ph.D., Director	62	2014
James Karis, Director	66	2012
Jeffrey M. Krauss, Director	58	1992
Thomas R. Mika, President & CEO, Acting Chief Financial Officer, Secretary and Treasurer, Chairman of the Board of Directors	63	1992
Carl Muscari, Director	63	2007

Gilbert A. Bellini originally joined the Board of Directors of our Company in September 2008 as a representative for Alcatel Micro Machining. He resigned his board membership in December 2010 after the transfer of our shares from Alcatel Micro Machining and was reappointed to our Board of Directors as an independent director in January 2011.  Mr. Bellini has held the position of Director of the Global Logistics of Adixen Vacuum Products since December 2010.  During the time period March 2006 to March 2010, he held the position of President of Alcatel Micro Machining Systems.  Mr. Bellini holds a Bachelor of Science degree in Electronics from the University of Grenoble in France, and completed several internal International Business Education Trainings in Alcatel.  Mr. Bellini has provided notice that he does not intend to stand for election for another term as a member of the Board.

The Board of Directors has determined that Mr. Bellini’s substantial work experience in senior engineering management roles in major European-based companies and his education give him the appropriate set of skills to serve as a member of our Board of Directors.

Paul R. Billings, MD, PhD, FACP, FACMG, joined our Board of Directors on April 7, 2014.  Dr. Billings, is a nationally recognized expert on genomic and precision medicine and a board certified internist and clinical geneticist whose career has been devoted to improving patient care by expanding the use of medically relevant genomic technologies in clinical settings, most recently as Chief Medical Officer of Life Technologies, Inc. (acquired by Thermo Fisher Scientific, Inc. in March, 2014).  Currently, Dr. Billings serves in multiple roles in industry and government, including as Executive Chairman, Melanoma Diagnostics, Inc., and director of Trovagene, Inc., DecisionQ, Inc. and PAX Neuoscience, Inc. He was Co-Founder and first Medical Director of the Cordblood Registry, Inc., past Senior Physician and SVP of Laboratory Corporation of America, Inc. (LabCorp), Co-Founder and Past Director of Omicia, Inc., Founder and EVP of GeneSage, Inc., and past Director of Ancestry.com, Inc.  Dr. Billings currently serves on the Scientific Advisory Board of the FDA, the Genomic Medicine Advisory Committee at the Dept. of Veterans Affairs, and the National Academy of Sciences Institute of Medicine’s Roundtable on Genomics. Dr. Billings was the former Director and Chief Science Officer of the Genomic Medicine Institute at El Camino Hospital.  He was also a member of the United States Dept. of Health and Human Services Secretary’s Advisory Committee on Genetics, Health and Society.  Dr. Billings has held academic appointments at prestigious universities including Harvard University, UCSF, Stanford University and U.C. Berkeley, and has served as a physician at numerous medical centers. He is the author of nearly 200 publications and books on experimental and clinical medicine. His work on genetic discrimination was instrumental in the creation and passage of the federal Genetic Information Non-Discrimination Act of 2008.  Dr. Billings holds an MD from Harvard Medical School and a PhD in immunology from Harvard University.

The Board of Directors has determined that Dr. Billings’ substantial industry experience and his education give him the appropriate set of skills to serve as a member of our Board of Directors.

James M. Karis joined our Board of Directors in July 2012 with our acquisition of CollabRx where he served as its Chief Executive Officer from September 2011.  Mr. Karis served as Co-Chief Executive Officer of our company from July 2012 until December 2012, after which he was appointed as CEO of Mapi Group, a service provider to the global healthcare industry.   Prior to CollabRx, Mr. Karis was an independent consultant from May 2009 to September 2011.  From January 2000 until May 2009, he served as President and Chief Executive Officer of Entelos, Inc., a U.S. based life sciences technology company.  Prior to Entelos, he held senior positions in the contract research industry, serving as Chief Operating Officer and President of PAREXEL International Corporation, and earlier, as Chief Operating Officer of Pharmaco International. He was the Vice President of International Operations for Baxter International and a founder of KMR Group, a leading pharmaceutical R&D benchmarking consulting firm.   Mr. Karis serves on the Board of Directors of Datatrak, Inc.  Mr. Karis has a B.S. degree in Management and Economics from Purdue University and a Masters in Applied Economics from The American University.

The Board of Directors has determined that Mr. Karis’ substantial work experience in companies in the management and healthcare industry and his education give him the appropriate set of skills to serve as a member of our Board of Directors.

Jeffrey M. Krauss has served as a director of our company since June 1992. Since February 2012, Mr. Krauss has been a managing member of PPC Enterprises, LLC a private equity firm, where he heads the firm’s healthcare practice.  From April 2000 until February 2012 Mr. Krauss was a Managing Member of Psilos Group Managers, LLC, a New York based venture capital firm, and a Managing Member of the general partner of Psilos Group Partners I, LP, Psilos Group Partners II, LP, Psilos Group Partners II-S, LP and Psilos III, each a venture capital partnership. From 1990 until April 2000, Mr. Krauss was a general partner of the general partner of Nazem & Company III, L.P. and Nazem & Company IV, L.P., both venture capital funds. He was also a general partner of The Transatlantic Fund, a joint venture capital fund between Nazem & Company and Banque Nationale de Paris of France. Prior to joining Nazem & Company, Mr. Krauss was a corporate attorney with the law firm of Simpson Thacher & Bartlett, where he specialized in leveraged buyout transactions. He currently serves as a director of several private companies.

Due to Mr. Krauss’ long history with our company and his extensive experience as an investor in various companies, the Board of Directors believes that Mr. Krauss has skills and experience to contribute meaningfully to our Board of Directors and as Chairman of the Audit Committee.

Thomas R. Mika was appointed our President and Chief Executive Officer in March 2005 and appointed Chairman of the Board in October 2006. Mr. Mika has served on our Board of Directors for ten years from 1992 to 2002, which included periods of service as the Chairman of the Compensation Committee and a member of the Audit Committee, until he was appointed as Executive Vice President and Chief Financial Officer in August 2002. Prior to becoming our Executive Vice President and Chief Financial Officer, Mr. Mika was a partner in IMTEC, a boutique investment firm whose areas of focus included health care, pharmaceuticals, media and information technology.  Mr. Mika was a managing consultant with Cresap, McCormick & Paget and a policy analyst for the National Science Foundation. He holds a Bachelor of Science degree in microbiology from the University of Illinois at Urbana-Champaign and a Master of Business Administration degree from the Harvard Graduate School of Business.

The Board of Directors has concluded that Mr. Mika should serve on CollabRx’s Board of Directors based on his deep knowledge of CollabRx gained from his positions as President and Chief Executive Officer, as well as his substantial senior management, finance and consulting experience.

Carl Muscari has served as a director of our company since November 2007. Mr. Muscari is currently the Chief Executive Officer of MSRC Co., a leading independent distributor of computer and electronics components based in Brentwood, New Hampshire.  During his tenure at MSRC, Mr. Muscari has been credited with the turn-around and modernization of this privately held company.  From 1999 until 2003, Mr. Muscari served as Chairman and CEO of Video Network Communications, Inc., based in Portsmouth, New Hampshire.  Prior to VNCI, Mr. Muscari was President of Acuity Imaging, Inc., a machine vision company, and President & CEO of Exos, Inc. a private company with force-feedback controls technology incorporated into home video, arcades and PCs, which was sold to Microsoft in 1996.  He was Executive Vice President and Chief Operating Officer of Madison Cable Corp., a high volume manufacturer of electronic cable for the computer industry, and the Vice President and General Manager of the Seals Division of Ferrofluidics Corp., a major supplier to the semiconductor, disk drive and aerospace industries.  Mr. Muscari began his career at Westinghouse Corporation, where he was a thermal-hydraulic engineer.  Mr. Muscari holds a BS Mechanical Engineering degree from Cornell University, an MS Mechanical Engineering degree from the Massachusetts Institute of Technology and an MBA from the Harvard University Graduate School of Business.

Based on Mr. Muscari’s substantial executive experience in technology-based companies and his education, the Board of Directors believes Mr. Muscari has the appropriate set of skills to serve as a member of CollabRx’s Board of Directors.

All directors hold office until our next annual meeting of the stockholders and until their successors have been duly elected or qualified. There are no family relationships between any of our directors or executive officers.

EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of July 3, 2014:

Name	Age	Position
Thomas R. Mika	63	President & CEO, Acting Chief Financial Officer, Secretary and Treasurer
Clifford Baron, Ph.D.	55	Vice President and Chief Operating Officer
Gavin Gordon, Ph.D.	42	Vice President of Business Development and Strategic Alliances
George Lundberg, M.D.	81	Editor in Chief and Chief Medical Officer

Thomas R. Mika’s biography is included in “Directors” above.

Clifford Baron was appointed our Vice President and Chief Operating Officer on March 5, 2014.  Prior to that Dr. Baron’s most recent position was with Accelrys, Inc., a global software provider serving pharmaceutical, biotechnology, chemical, and materials corporations.  Dr. Baron has led product and go-to-market efforts in prominent life science companies.  Most recently, he held the positions of Director of Biology Product Marketing, Director of Business Development and Director of Professional Services at Accelrys, Inc.  He founded Lexigraphix, LLC, a strategy consultancy serving biotechnology startups with an innovative web-based system to analyze intellectual property assets.  Prior to that endeavor, Dr. Baron was Senior Director of Global Solutions for Applied Biosystems, Inc. (now part of Life Technologies/Thermo Fisher) where he led software product management and coordinated Applied Biosystems’ collaboration with Celera, now part of Quest Diagnostics, Inc.  He was Director of Product Management at Pangea Systems / Doubletwist, a pioneering bioinformatics company, and Vice President of Product Development, Product Director and Manager of Technical Products and Information Services for Abacus Concepts, a statistical software company acquired by SAS Corp.  Dr. Baron holds a BS in Biology from the University of Washington, and a Ph.D. in Biology from the U. C. Berkeley.

Gavin Gordon was appointed our Vice President of Business Development and Strategic Alliances on June 1, 2013.  Prior to that Dr. Gordon served as our Head of Business Development from May 2010.  Prior to joining CollabRx, Dr. Gordon was a professor at Harvard Medical School and the Co-Director of the Thoracic Surgery Oncology Laboratory at Brigham and Women’s Hospital in Boston, Massachusetts. Dr. Gordon also held an academic appointment in the Dana-Farber/Harvard Cancer Center.  Dr. Gordon’s area of expertise is cancer-related therapies, medical devices and molecular diagnostics, and he has conducted technological and commercial due diligence, valuation, and financial modeling for leading healthcare, biotech, pharmaceutical, and medical devices companies. Dr. Gordon holds a B.A. degree in Chemistry from the University of North Carolina, a Ph.D. degree in Molecular and Cellular Pathology from the University of North Carolina School of Medicine, and a M.B.A. from the Franklin W. Olin Graduate School of Business at Babson College.

George Lundberg, M.D. was appointed our Chief Medical Officer on September 4, 2013.  Dr. Lundberg has continued in his position as Editor-in-Chief and Chair of the Editorial Advisory Board of CollabRx.  Dr. Lundberg has more than 30 years combined experience as Editor-in-Chief of JAMA (The Journal of the American Medical Association), the 10 American Medical Association specialty journals, American Medical News, Medscape, The Medscape Journal, e-Medicine from Web MD, and MedPage Today from Everyday Health. A frequent lecturer, radio and television guest, and a member of the Institute of Medicine of the National Academy of Sciences, the Industry Standard dubbed Dr. Lundberg “Online Healthcare’s Medicine Man” in 2000. Prior to joining CollabRx in 2010, Dr. Lundberg served as the President of the American Society for Clinical Pathology, Professor of Pathology and Associate Director of Laboratories at the Los Angeles County/USC Medical Center for 10 years, and for 5 years was the Professor and Chair of Pathology at the University of California, Davis. He served in the US Army during the Vietnam War, leaving as a lieutenant colonel after 11 years.  Prior to his military service  Dr. Lundberg completed a clinical internship in Hawaii and a pathology residency in San Antonio. Called the medical Internet “pioneer” in 1995, Dr. Lundberg holds earned and honorary degrees from North Park College, Baylor University, the University of Alabama (Birmingham and Tuscaloosa), the State University of New York, Syracuse, Thomas Jefferson University and the Medical College of Ohio. Dr. Lundberg has worked in tropical medicine in Central America and Forensic Medicine in New York, Sweden, and England. His major professional interests are toxicology, violence, communication, physician behavior, patient safety, and health system reform.   In addition to serving as Chief Medical Officer and Editor-In-Chief for CollabRx, Dr. Lundberg is presently President and Chair of the Board of Directors of The Lundberg Institute, a Consulting Professor at Stanford University, and Editor at Large for Medscape from WebMD.

There are no family relationships between any of our directors or executive officers.

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

In fiscal 2014, the Board of Directors held nine meetings. All directors attended at least 75% of the total number of board meetings and meetings of board committees on which the directors served during the time they served on the board or committees.

The Board of Directors has determined each of the following current directors is an “independent director” as such term is defined in Marketplace Rule 5605(a)(2) of the Nasdaq Stock Market: Gilbert Bellini, Paul R. Billings, Jeffrey M. Krauss and Carl Muscari.

The Board of Directors has established a standing Audit Committee, a standing Compensation Committee and a standing Nominating/Corporate Governance Committee. Each of our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee is composed entirely of independent directors in accordance with current Nasdaq listing standards. Furthermore, each member of our Audit Committee meets the additional independence and financial requirements standards required by the Nasdaq Stock Market and the Securities and Exchange Commission, or SEC. The Board of Directors has further determined that Jeffrey M. Krauss, Chairman of the Audit Committee, is an “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC, by virtue of his relevant experience listed in his biographical summary provided above.

Audit Committee

In fiscal year 2014, the Audit Committee consisted of Messrs. Krauss (Chairman), Bellini and Muscari.  Mr. Bellini has provided notice that he does not intend to stand for election for another term as a member of the Board and we expect he will be replaced in fiscal year 2015 by Dr. Paul Billings on the Audit Committee.  The Audit Committee reviews the adequacy of internal controls and the results and scope of the audit and other services provided by the Company’s independent auditors. The Audit Committee meets periodically with management and the independent auditors. The Audit Committee held four meetings in fiscal 2014. The Board of Directors has adopted an Audit Committee Charter, a copy of which is posted on our website at www.collabrx.com.

Compensation Committee

In fiscal year 2014, the Compensation Committee consisted of Messrs. Muscari (Chairman), Bellini and Krauss.  The Compensation Committee held one meeting in fiscal 2014.  Mr. Bellini has provided notice that he does not intend to stand for election for another term as a member of the Board and we expect he will be replaced in fiscal year 2015 with Dr. Billings on the Compensation Committee.  The functions of the Compensation Committee include establishing salaries, incentives and other forms of compensation for our officers and other employees and administering our incentive compensation and benefit plans. The Board of Directors has adopted a compensation committee charter, a copy of which is posted on our website at www.collabrx.com.

Compensation Committee Interlocks and Insider Participation

There are no interlocking relationships between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Nominating/Corporate Governance Committee

In fiscal year 2014, the Nominating/Corporate Governance Committee was comprised of Messrs. Muscari (Chairman), Krauss and Bellini.  The Nominating/Corporate Governance Committee held one meeting in fiscal 2014 to consider the appointment of Dr. Billings as a new member of the Board of Directors effective in fiscal year 2015.  In addition, the Committee met informally on several occasion to discuss particular candidates and matters related to corporate governance.  Mr. Bellini has provided notice that he does not intend to stand for election for another term as a member of the Board and we expect he will be replaced with Dr. Billings on the Nominating/Corporate Governance Committee.  The functions of the Nominating/Corporate Governance Committee are to identify qualified candidates for election to the Board of Directors and establish procedures for the director candidate nomination and evaluation. The Nominating/Corporate Governance Committee is also responsible for developing and recommending to our Board of Directors corporate governance guidelines, as well as overseeing the evaluation of our Board of Directors.  The Board of Directors has adopted a Nominating/Corporate Governance Committee charter, a copy of which is posted on our website at www.collabrx.com.

The Nominating/Corporate Governance Committee considers candidates for director nominees proposed by directors, the Chief Executive Officer and stockholders. The Nominating/Corporate Governance Committee may retain recruiting professionals to identify and evaluate candidates for director nominees. No recruiting professionals were retained for this purpose during fiscal 2014.

The Nominating/Corporate Governance Committee strives for a mix of skills and diverse perspectives that are essential for the Board of Directors. In selecting the nominees, the Nominating/Corporate Governance Committee assesses the independence, business judgment, management, accounting and finance, industry and technology knowledge, understanding of manufacturing, leadership, strategic vision, knowledge of international markets and marketing. Further criteria include a candidate’s personal and professional ethics, integrity and values, as well as the willingness to devote sufficient time to attend meetings and participate effectively on the Board of Directors.  Although the Nominating/Corporate Governance Committee may consider whether nominees assist in achieving a mix of Board members that represents a diversity of background and experience, which is not only limited to race, gender or national origin, we have no formal policy regarding board diversity.

Stockholders may recommend potential candidates for director.  Recommended candidates are screened according to the criteria outlined above and some recommended candidates may be interviewed by the Nominating/Corporate Governance Committee.  The same identifying and evaluating procedures apply to all candidates for direct nomination, including candidates nominated by stockholders.

No candidates were recommended by stockholders during fiscal 2014.

CODE OF BUSINESS CONDUCT AND ETHICS

Our Code of Business Conduct and Ethics is available to stockholders, upon written request, and is posted on the Company’s website at www.collabrx.com. If you would like a copy of our Code of Business Conduct and Ethics, please send your request to: Thomas R. Mika, Secretary, CollabRx, Inc., 44 Market Street, Suite 800, San Francisco, California 94104.

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

To our knowledge, based solely on our review of such reports or written representations from certain reporting persons, we believe that all of the filing requirements applicable to our officers, directors, greater than 10% beneficial owners and other persons subject to Section 16 of the Exchange Act were complied with during the fiscal year ended March 31, 2014.

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

Components of CollabRx’s Compensation Program

There are four major elements that comprise CollabRx’s executive officer compensation program:

(i)	base salary;
(ii)	annual cash bonus;
(iii)	long-term incentives, such as stock options and restricted stock unit awards; and
(iv)	retirement benefits provided under a 401(k) plan and health benefits.

CollabRx has selected these elements because each is considered useful and/or necessary to meet one or more of the principal objectives of our compensation policy.

Base salary and bonus target percentages are set with the goal of attracting and retaining employees, adequately compensating them on a day-to-day basis for the time spent and the services they perform and rewarding them for achievement of specified levels of financial and individual performance. Our equity awards are intended to provide an incentive and reward for the achievement of long-term business objectives, including achievement of our financial goals and growth of our company. We believe that these elements of compensation, when combined, are effective, and will continue to be effective, in achieving the objectives of our compensation programs.

Our compensation program is intended to assure that our compensation and benefits policies attract, motivate and retain the key employees necessary to support our growth and success, both operationally and strategically. We intend to design and implement compensation and benefit programs for our officers and other executives in order to meet these guiding principles. To meet these objectives, we have adopted the following overriding policies:

•	Use total cash compensation (salary plus annual cash bonus) to recognize appropriately each individual officer’s scope of responsibility, role in the organization, experience and contributions; and

•	Reward performance by:

o	Providing short-term bonus compensation by establishing a bonus plan to reward corporate and individual achievement; and

o	Providing long-term incentives in the form of stock options and restricted stock unit awards in order to retain those individuals with the leadership abilities necessary for increasing long-term stockholder value while aligning the interests of our officers with those of our stockholders.

The above policies were established by the Compensation Committee (the “Committee”) of our Board of Directors in setting executive officer compensation, including the assessment of the appropriate allocation among salaries and short- and long-term incentives. Other considerations include CollabRx’s business objectives, competitive practices and trends and regulatory requirements.

Oversight of Executive Compensation

Our executive compensation program is overseen and administered by the Committee, which is comprised entirely of independent directors as determined in accordance with various Nasdaq Stock Market, Securities and Exchange Commission and Internal Revenue Code rules.

The Committee meets regularly with CollabRx’s President and Chief Executive Officer, Mr. Mika, to obtain recommendations with respect to our compensation programs, practices and packages for executives, other employees and directors. Mr. Mika makes recommendations to the Committee on the base salary, bonus targets and equity compensation for the executive team and other employees. The Committee considers, but is not bound to and does not always accept, Mr. Mika’s recommendations with respect to executive compensation. The Committee seriously considers proposals made by Mr. Mika, and executive compensation levels established for fiscal year 2014 were generally based upon recommendations made by Mr. Mika.

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

In determining the particular elements of compensation that will be used to implement CollabRx’s overall compensation policies, the Committee reviews our financial performance, the continued improvement expected in the coming fiscal year in operating budgets, achievement of targeted revenue, gross profit and operating expense levels, as well as the competitive environment in which we operate.

Reliance on Compensation Consultants

The Committee has the authority to engage its own independent advisors to assist in carrying out its responsibility. In fiscal 2014, the Committee did not retain a compensation consultant.

Base Salary

The base salary for each named executive officer is generally established through negotiation at the time the executive is hired, taking into account the executive’s qualifications, experience, prior salary and competitive salary information.  Each year, the Committee determines whether to approve merit increases to our named executive officers’ base salaries based upon their individual performance and the recommendations of Mr. Mika.  As a result of such a review, Mr. Mika’s salary during fiscal 2014 remained the same as fiscal 2013.  Dr. Gordon’s salary was set upon his appointment as Vice President of Business Development and Strategic Alliances.  Dr. Lundberg’s salary was set upon his appointment as Chief Medical Officer.  Dr. Baron’s salary was set upon hiring as Vice President and Chief Operating Officer.

Bonus Plan

In order to motivate executives and managers in the attainment of our annual goals and to enhance our ability to attract and retain key managerial employees through a competitive compensation package, in past years we have adopted an annual discretionary performance bonus plan for certain executives and managers. Under this plan, each named executive officer or manager typically has an annual bonus incentive target expressed as a percentage of that executive’s or manager’s base salary.  In light of the Company's financial performance in 2014, the Compensation Committee did not award, and the named executive officers did not earn, any performance-based cash incentive awards in fiscal 2014.

Long-Term Incentive Compensation

CollabRx provides long-term incentive compensation through awards of stock options and restricted stock units that generally vest over multiple years. CollabRx’s equity compensation program is intended to align the interests of our officers with those of our stockholders by creating an incentive for our officers to maximize stockholder value. The equity compensation program also is designed to encourage our officers to remain employed with CollabRx in a very competitive labor market.

Equity-based incentives are granted to our officers under CollabRx’s stockholder-approved equity incentive plan. The Committee has in the past several years only granted equity awards to executive officers at its scheduled meetings. Grants approved during scheduled meetings become effective and are priced as of the date of approval, or a predetermined future date (for example, new hire grants are effective as of the later of the date of approval or the newly hired employee’s start date), provided that if a public announcement of material information other than quarterly earnings is anticipated, the grant date may be deferred at the discretion of the Board of Directors or Committee until after release of such information. All grants of stock options or other equity awards to newly-hired employees are made by the Committee or the Board of Directors at regularly scheduled quarterly meetings. The exercise price of all options is at the closing price of our common stock on the grant date, as reported by the Nasdaq Capital Market.

In fiscal 2014, for the award of stock options and restricted stock unit awards for management the Committee took into consideration:

•	achievement of specific strategic and operational goals, including the sale of the Company’s historical assets
•	achievement of operating results
•	achievement of certain strategic partnerships
•	improvement in the Company’s stock price
•	transition of the Company to a new business model that has the potential to reverse the Company’s recent historic losses and, in particular, achieving long-term gains in the Company’s stock price.

The number of options and restricted stock units the Committee grants to each officer and the vesting schedule for each grant is determined based on a variety of factors, including the Committee’s goal of increasing the proportion of long-term incentive compensation awarded to executive officers.

Other Benefits and Perquisites

Our named executive officers are eligible to participate in our Employee Savings and Retirement Plan (the “401(k) Plan”). Under the 401(k) Plan, all CollabRx employees are eligible to participate and to receive matching contributions from CollabRx that are subject to vesting over time.

CollabRx also offers a number of other benefits to the named executive officers pursuant to benefit programs that it maintains for broad-based employee participation. These benefits programs include medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, business travel insurance, educational assistance, employee assistance and certain other benefits.

Accounting and Tax Considerations

In designing its compensation programs, CollabRx takes into consideration the accounting and tax effect that each element will or may have on CollabRx and the executive officers and other employees as a group. CollabRx recognizes a charge to earnings for accounting purposes when either stock options or restricted stock unit awards are granted. In addition, since restricted stock unit awards provide immediate value to employees once vested, while the value of stock options is dependent on future increases in the value of CollabRx stock, CollabRx may be able to realize the same retention value from a smaller number of shares of restricted stock units as compared to stock options.

In addition, CollabRx has not provided any executive officer or director with a gross-up or other reimbursement for tax amounts the executive might pay pursuant to Section 280G or Section 409A of the Internal Revenue Code.

In determining which elements of compensation are to be paid, and how they are weighted, CollabRx also takes into account whether a particular form of compensation will be considered “performance-based” compensation for purposes of Section 162(m) of the Internal Revenue Code. Under Section 162(m), CollabRx generally receives a federal income tax deduction for compensation paid to certain executive officers only if the compensation is less than $1 million during any fiscal year or is “performance-based” under Section 162(m). The Committee currently intends to continue seeking a tax deduction for all of CollabRx’s executive compensation, to the extent we determine it is in the best interests of CollabRx. All of the stock options and restricted stock units granted to our executive officers qualify under Section 162(m) as performance-based compensation.

Compensation Committee Report

We, the Compensation Committee of the Board of Directors of CollabRx, Inc., have reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment with management. Based on such review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in CollabRx’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Submitted on June 4, 2014 by the members of the Compensation Committee of the Board of Directors.

THE COMPENSATION COMMITTEE

Carl Muscari, Chair
Gilbert Bellini
Jeffrey M. Krauss

EXECUTIVE COMPENSATION

The following table shows, for the fiscal years ended March 31, 2014 and March 31, 2013, the cash compensation paid by us and our subsidiaries as well as certain other compensation paid or accrued for those years for services in all capacities to the person serving as the Chief Executive Officer during fiscal 2014 and our only other executive officers whose total annual salary and bonus exceeded $100,000 in fiscal 2014, which executives are referred to as the “named executive officers”.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Thomas Mika	2014	285,135	0	0	10,200	295,335
President & Chief Executive Officer, Acting Chief	2013	285,135	0	132,600	10,000	427,735
Financial Officer, Secretary and Treasurer
Clifford Baron, Ph.D.	2014	13,846	0	144,600	0	158,446
Vice President and Chief Operating Officer	2013	0	0	0	0
Gavin Gordon, Ph.D.	2014	182,404	0	28,100	0	210,504
Vice President of Business Development and Strategic Alliances	2013	122,019	25,000	125,090	0	272,109
George Lundberg, M.D.	2014	139,423	0	0	5,577	145,000
Editor in Chief and Chief Medical Officer	2013	88,942	0	76,710	1,923	167,575

(1)
The amount is calculated by taking the aggregate number of restricted stock units multiplied by the closing sales price of our common stock on the grant date in accordance with FASB ASC 718.  The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model.

(2)	All other compensation in fiscal year 2014 and 2013 and 2012 includes for all individuals the value of the Company match under the 401(k) Plan.

(3)	Dr. Baron joined CollabRx as Vice President and Chief Operating Officer on March 5, 2014.

OUTSTANDING EQUITY OPTION AWARDS AT FISCAL YEAR END

The following table sets forth the outstanding stock options held by the named executive officers at March 31, 2014. No plan-based option awards were granted during the fiscal year ended March 31, 2014.

	Options Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) (1) Unexercisable	Option Exercise Price ($)	Option Expiration Date (2)	Number of Securities Underlying Vested	Number of Securities Underlying Unvested	Market Price at Grant Date ($)	RSU Expiration Date (5)
Thomas Mika	3,267	0	23.00	11/15/2016	0 (3)	9,800	2.45	11/05/2020
	20,730	0	21.00	12/18/2017	0 (7)	29,250	3.40	4/1/2022
	43,692	0	11.70	11/5/2018	0 (6)	50,000	1.79	6/30/2021

Clifford Baron	-	40,000	3.22	3/5/2024	-	10,000	3.22	3/5/2025

Gavin Gordon	-	10,000	3.22	3/5/2024
	2,500	7,500	3.75	1/1/2023	-	10,000	3.75	1/1/2023
	5,000	15,000	3.94	7/12/2022

George Lundberg	3,750	11,250	3.94	7/12/2022

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

(3)
The award (consisting of restricted stock units) vests 7,700 units on November 5, 2010, 17,500 units on each of November 5, 2011, November 5, 2012 and November 5, 2013, and 9,800 units on November 5, 2014.  The constructive receipt of the underlying common stock has been deferred until November 5, 2014. In June 2014, Mr. Mika voluntarily forfeited vested restricted stock units providing him the right to receive 138,203 shares of the Company's common stock.

(4)
The award (consisting of restricted stock units) vests 7,604 units on each of January 27, 2011, January 27, 2012 and January 27, 2013, and 7,605 units on January 27, 2014.  The constructive receipt of the underlying common stock was deferred until January 27, 2014, at which time 30,417 shares were issued.

(5)	The expiration date of each restricted stock unit occurs ten years after the date of grant.

(6)
The award (consisting of restricted stock units) vests 25,000 units on June 30, 2012, June 30, 2013, June 30, 2014 and June 30, 2015. In June 2014, Mr. Mika voluntarily forfeited vested restricted stock units providing him the right to receive 138,203 shares of the Company's common stock.

(7)
The award (consisting of restricted stock units) vests 9,750 on April 1, 2013, April 1, 2014, April 1, 2015 and April 1, 2016.  In June 2014, Mr. Mika voluntarily forfeited vested restricted stock units providing him the right to receive 138,203 shares of the Company's common stock.

(8)	The award (consisting of restricted stock units) is fully vested. Unvested shares have been forfeited.

Employment and Change in Control Agreements

CollabRx provides for certain severance benefits in the event that an executive’s employment is involuntarily or constructively terminated.  Such severance benefits are designed to alleviate the financial impact of an involuntary termination through salary (and, with respect to Mr. Mika bonus) with the intent of providing for a stable work environment. We believe that reasonable severance benefits for our executive officers are important because it may be difficult for our executive officers to find comparable employment within a short period of time following certain qualifying terminations. CollabRx also believes these benefits are a means reinforcing and encouraging the continued attention and dedication of key executives of CollabRx to their duties of employment without personal distraction or conflict of interest in circumstances which could arise from the occurrence of a change in control. We believe that the interests of stockholders will be best served if the interests of our senior management are aligned with them, and providing severance and change in control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that may be in the best interests of stockholders.

CollabRx extends severance benefits because they are essential to help CollabRx fulfill its objectives of attracting and retaining key managerial talent. These agreements are intended to be competitive within our industry and company size and to attract highly qualified individuals and encourage them to be retained by CollabRx. While these arrangements form an integral part of the total compensation provided to these individuals, and are considered by the Committee when determining executive officer compensation, the decision to offer these benefits did not influence the Committee’s determinations concerning other direct compensation or benefit levels. The Committee has determined that such arrangements offer protection that is competitive within our industry and company size and to attract highly qualified individuals and encourage them to be retained by CollabRx.

Employment Agreement with Thomas R. Mika:  CollabRx previously entered into an at-will employment agreement with Mr. Mika, which was amended and restated as of February 12, 2013. The employment agreement has an initial term of two years and is subject to annual automatic one-year extensions unless either party provides prior notice of its intention not to renew. Under the agreement, Mr. Mika’s annual base salary was initially set at $284,000 per year subject to review and potential increase in accordance with Company policy. The employment agreement also provides for an annual target bonus equal to 50% of Mr. Mika’s annual base salary payable upon achievement of targets and other objectives set by the Board and for annual long-term incentive awards with a fair market value on the date of grant equal to 100% of Mr. Mika’s annual base salary.

The employment agreement provides that in the event that Mr. Mika’s employment is terminated by us other than for “cause”, if he resigns for “good reason,” dies or becomes disabled, or if we give notice of nonrenewal of the term, he will receive a payment equal to two times his then-prevailing base salary, plus an amount equal to two times the average annual incentive bonus paid to Mr. Mika for the three most recently completed fiscal years in which a cash bonus program covering Mr. Mika was in effect or a cash bonus was actually paid, plus 24 months of COBRA payments, all payable in two equal lump sum payments, the first within 60 days following the date of separation and the second on the first anniversary of the date of separation. In the event that within three months prior or twelve months following a “change of control,” he is terminated by us other than for “cause” or if he resigns for “good reason”, the severance benefits will be payable in a lump sum and any long-term incentive awards outstanding shall become fully vested, and if applicable, exercisable.

For purposes of the employment agreement, “cause” generally means Mr. Mika’s willful engagement in an act or omission which is in bad faith and to the detriment of CollabRx, engagement in misconduct, gross negligence, or willful malfeasance, in each case that causes material harm to CollabRx, breach of the employment agreement in any material respect, habitual neglect of or material failure to perform his duties (other than any failure resulting solely from physical or mental disability or incapacity) after a written demand for performance is delivered to him by CollabRx, commission or conviction of a felony or any crime involving moral turpitude, use of drugs or alcohol in a way that either interferes with the performance of his duties or compromises the integrity or reputation of CollabRx, engagement in any act of dishonestly involving CollabRx, disclosure of confidential information of CollabRx not required by his job duties, engagement of commercial bribery or the perpetration of fraud.  Mr. Mika will have 45 days to cure any event which could lead to termination for cause, if such events are curable.

For purposes of the employment agreement, “good reason” generally means the assignment to Mr. Mika of principal duties or responsibilities, or the substantial reduction of his duties and responsibilities, either of which is inconsistent with his position, a material reduction in his annual base salary, except to the extent the salaries of other executives of CollabRx are similarly reduced, a relocation of CollabRx’s principal place of business by more than 40 miles from San Francisco, California, or any material breach by CollabRx of the employment agreement that is not cured within 30 calendar days following written notice of the breach to CollabRx.

For purposes of the employment agreement, “change of control” means each of the following:

(i)            A transaction or series of transactions (other than an offering of the Company’s common stock to the general public through a registration statement filed with the Securities and Exchange Commission) whereby any “person” or related “group” of “persons” (as such terms are used in Sections 13(d) and 14(d)(2) of the Exchange Act) (other than the Company, any of its subsidiaries, an employee benefit plan maintained by the Company or any of its subsidiaries or a “person” that, prior to such transaction, directly or indirectly controls, is controlled by, or is under common control with, the Company) directly or indirectly acquires beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of securities of the Company possessing more than fifty percent (50%) of the total combined voting power of the Company’s securities outstanding immediately after such acquisition;

(ii)           During any period of two consecutive years, individuals who, at the beginning of such period, constitute the Board of Directors together with any new director(s) (other than a director designated by a person who shall have entered into an agreement with the Company to effect a transaction described in clause (i) above or clause (iii) below whose election by the Board of Directors or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the two-year period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof;

(iii)          The consummation by the Company (whether directly involving the Company or indirectly involving the Company through one or more intermediaries) of (x) a merger, consolidation, reorganization, or business combination or (y) a sale or other disposition of all or substantially all of the Company’s assets in any single transaction or series of related transactions or (z) the acquisition of assets or stock of another entity, in each case other than a transaction:

(A)           Which results in the Company’s voting securities outstanding immediately before the transaction continuing to represent (either by remaining outstanding or by being converted into voting securities of the Company or the person that, as a result of the transaction, controls, directly or indirectly, the Company or owns, directly or indirectly, all or substantially all of the Company’s assets or otherwise succeeds to the business of the Company (the Company or such person, the “Successor Entity”)) directly or indirectly, at least a majority of the combined voting power of the Successor Entity’s outstanding voting securities immediately after the transaction, and

(B)           After which no person or group beneficially owns voting securities representing fifty percent (50%) or more of the combined voting power of the Successor Entity; provided, however, that no person or group shall be treated for purposes of this clause (B) as beneficially owning fifty percent (50%) or more of combined voting power of the Successor Entity solely as a result of the voting power held in the Company prior to the consummation of the transaction; or

(iv)         The Company’s stockholders approve a liquidation or dissolution of the Company.

Executive Severance Plan.  In addition, the Board has approved a severance program for executive officers which generally provides for severance in an amount equal to six month’s base salary in the event an executive officer’s employment is terminated by CollabRx without cause, however, in the event that an executive officer is terminated by CollabRx without cause within 12 months following a change of control, the Company will continue to pay such executive officer’s base salary for a period of 12 months.

For purposes of the executive severance program, the terms “cause” and “change of control” generally have the same meanings given to such terms in the employment agreements.

Employment Agreement with Clifford Baron:  CollabRx entered into an at-will employment agreement with Dr. Barron, on March 5, 2014. The employment agreement has an initial term of two years and is subject to annual automatic one-year extensions unless either party provides prior notice of its intention not to renew. Under the agreement, Dr. Barron’s annual base salary was initially set at $200,000 per year subject to review and potential increase in accordance with Company policy. The employment agreement also provides that Dr. Baron will be eligible to receive incentive bonus payments from time to time in accordance with any incentive bonus program adopted by the Company.  No such incentive bonus program is currently in effect.  The Employment Agreement, dated March 5, 2014, by and among CollabRx, Inc. and Clifford Barron is incorporated herein by reference as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2014.

Employment Agreement with Gavin Gordon:  CollabRx entered into an at-will employment agreement with Dr. Gordon, on July 12, 2012. Under the agreement, Dr. Gordon’s annual base salary was initially set at $170,000 per year subject to review and potential increase in accordance with Company policy. Dr. Gordon was made an officer of the Company effective June 1, 2013, and as a result received an increase in his annual base salary.  His current annual base salary is $185,000.

Employment Agreement with George Lundberg:  CollabRx entered into an at-will employment agreement with Dr. Lundberg, on July 12, 2012. Under the agreement, Dr. Lundberg’s annual base salary was initially set at $125,000 per year subject to review and potential increase in accordance with Company policy, taking into account that Dr. Lundberg serves the Company in a capacity which is less than a full-time employee. Dr. Lundberg was made an officer of the Company effective September 2, 2013, and as a result received an increase in his annual base salary.  His current annual base salary is $150,000.

POTENTIAL PAYMENTS UPON TERMINATION

The following table summarizes potential change in control and severance payments to each named executive officer. The three right-hand columns describe the payments that would apply in three different potential scenarios — a termination of employment as a result of death, disability or our non-renewal of a written employment agreement; a termination of employment as a result of the named executive officer’s termination of employment by us other than for cause (or, with respect to Mr. Mika and Dr. Barron, either of their resignations for good reason); or a termination of employment as a result of the named executive officer’s termination of employment by us other than for cause (or, with respect to Mr. Mika and Dr. Barron, their resignations for good reason), in each case within 3 months prior to or 12 months following a change in control.  The table assumes that the termination or change in control occurred on March 31, 2014.

Recipient and Benefit	Death, Termination as a Result of Disability or Non-Renewal of Employment Agreement		Termination without Cause or Resignation for Good Reason more than 3 Months Prior to a Change in Control or More than 12 Months Following a Change of Control		Termination without Cause or Resignation for Good Reason Within 3 Months prior to or 12 Months Following a Change of Control
Thomas Mika
Cash Severance	$818,000	(1)	$818,000	(1)	$818,000	(1)
Option Award Acceleration (2)	--		--		--
RSU Acceleration	--		--		$212,960	(3)
Total	$818,000		$818,000		$1,030,960
Clifford Baron
Cash Severance	$100,000	(4)	$100,000	(4)	$100,000	(4)
Option Award Acceleration (3)	--		--		--
RSU Accelleration	--		--		--
Total	$100,000		$100,000		$100,000
Gavin Gordon
Cash Severance	$92,500	(4)	$92,500	(4)	$92,500	(4)
Total	$92,500		$92,500		$92,500
George Lundberg
Cash Severance	$75,000	(4)	$75,000	(4)	$75,000	(4)
Total	$75,000		$75,000		$75,000

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

(2)
Amount represents the fair market value of our common stock on March 31, 2014 less the exercise price of the accelerated stock options, multiplied by the number of shares underlying the options subject to accelerated vesting.

(3)	Amount represents the fair market value of the grant as of the grant date, multiplied by the number of shares underlying the awards subject to accelerated vesting.

(4)	Amount represents 6 months of base salary.

Director Compensation for fiscal year ended March 31, 2014

Our outside directors currently receive an annual $15,000 retainer for service on the Board of Directors, meeting fees of $1,500 per Board meeting and $1,000 for the first six audit committee meetings and $750 for the first six nominating and compensation committee meetings not held in conjunction with a full Board of Directors meeting. Furthermore, directors may be reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings. Additionally, each committee chair receives an annual chair retainer as follows:  $7,500 for the Audit Committee chair, $5,000 for the Compensation Committee chair and $4,000 for the Nominating/Corporate Governance Committee chair. In addition, as of April 7, 2014, non-employee directors receive options to purchase 5,000 shares of common stock upon initial election or appointment to the Board of Directors and each director automatically receives options to purchase 2,500 shares of common stock annually thereafter.    (The previous number of options to purchase granted to non-employee directors was 1,667 shares of common stock upon initial election or appointment to the Board of Directors and 833 shares of common stock annually thereafter.)

The following table shows non-employee director compensation during fiscal year 2014.

	Fiscal Year Ended March 31, 2014
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Gilbert Bellini	25,000	2,298	27,298
James Karis	9,000	2,298	11,298
Jeffrey M. Krauss	32,500	2,298	34,798
Carl Muscari	34,000	2,298	36,298

(1)	The value of the stock awards has been computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of March 31, 2014 for all of our equity compensation plans, including our Eighth Amended and Restated 1998 Equity Participation Plan, our 2007 Incentive Award Plan, and our Fifth Amended and Restated Stock Option Plan for Outside Directors, and inducement grants made to new employees which were not subject to approval by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of all Outstanding Options and RSUs		Weighted-Average Exercise Price of Outstanding Options and RSUs	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	357,809	(1)	$7.71	148,428	(2)
Equity compensation not approved by security holders	143,000		$3.69	—
Total	500,809	(1)	$6.56	148,428	(2)

(1)	Excludes 26,080 Restricted Stock Unit awards whose distribution has been deferred.
(2)	Excludes 3,705 shares remaining available for future issuance under our Employee Qualified Stock Purchase Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by our directors, the individuals named in the Summary Compensation Table, all directors and executive officers as a group and beneficial owners of more than 5% of our common stock as of July 2, 2014. For purposes of this proxy, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or dispose of securities, regardless of any economic interest therein. An asterisk denotes beneficial ownership of less than 1%. The address of each director and officer is c/o CollabRx, Inc., 44 Montgomery Street, Suite 800, San Francisco, CA 94104.

		Beneficially
		Owned	Percentage
Thomas R. Mika	President & Co-CEO, Acting CFO, Secretary and Treasurer	197,528	6.77%
Clifford Baron	VP and COO	5,000	*	%
Gavin Gordon	VP of Strategic Business Development	8,333	*	%
George Lundberg	Chief Medical Officer & Editor in Chief	14,375	*	%
Gilbert Bellini	Director	12,151	*	%
Paul Billings	Director	4,167	*	%
James Karis	Director	29,074	1.00%
Jeffrey M. Krauss	Director	24,659	*	%
Carl Muscari	Director	18,738	*	%
Directors and Executive Officers as a group (9 individuals)		313,677	10.75%

(1)
Applicable percentage of ownership is based on 2,918,687 shares of common stock outstanding as of July 2, 2014.  The number of shares of common stock beneficially owned and calculation of percent ownership of each person or group of persons named above, in each case, takes into account those shares underlying stock options that are currently exercisable within 60 days of July 2, 2014, but which may or may not be subject to our repurchase rights, and shares of common stock that such person or group of person has the right to acquire within 60 days of July 2, 2014 pursuant to the vesting or distribution of restricted stock units.

(2)	Includes options to purchase shares of common stock that are exercisable within 60 days of July 2, 2014 and shares underlying RSUs that may be acquired within 60 days of July 2, 2014.

* Less than 1%.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

During the fiscal year ended March 31, 2014, we entered into no transactions with related persons of the Company, which includes directors, executive officers, holders of more than 5% of the Company’s voting securities, or any member of the immediate family of any of the foregoing persons.  The Nominating/Corporate Governance Committee is responsible for review, approval or ratification of any such transactions.  The Nominating/Corporate Governance Committee has developed a Code of Business Conduct and Ethics that establishes policies and procedures to facilitate the review, approval or ratification of such transactions.

Our Code of Business Conduct and Ethics is available to stockholders, upon written request, and is posted on the Company’s website at www.collabrx.com. If you would like a copy of our Code of Business Conduct and Ethics, please send your request to: Thomas Mika, Acting Secretary, CollabRx, Inc., 44 Market Street, Suite 800, San Francisco, California 94104.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Burr, Pilger & Mayer LLP for the audit of our annual financial statements for the fiscal year ended March 31, 2014, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year ending March 31, 2014, and services that are normally provided by Burr, Pilger & Mayer LLP in connection with statutory and regulatory filings and engagements for that fiscal year were approximately $220,000.

The aggregate fees billed for professional services rendered by Burr, Pilger & Mayer LLP for the audit of our annual financial statements for the fiscal year ended March 31, 2013, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year ending March 31, 2013, and services that are normally provided by Burr, Pilger & Mayer LLP in connection with statutory and regulatory filings and engagements for that fiscal year were approximately $220,000.

Audit-Related Fees

The Company has a co-employer relationship with a PEO.  The PEO audits the related 401(k) plan.  The audit is performed annually as required by the size of the PEO organization employee base.     The cost of the 401(k) audit is incorporated into the PEO service fees.

Tax Fees

The aggregate fees billed by Burr, Pilger & Mayer, LLP for professional services rendered for tax compliance, tax advice, and tax planning are expected to be approximately $50,000 for the fiscal year ended March 31, 2014 and were approximately $50,000 for the fiscal year ended March 31, 2013.

The aggregate fees billed by Dal Pogetto for professional services rendered for tax compliance were approximately $7,500 for fiscal year ended March 31, 2014.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit services to be provided by the independent auditors. The Audit Committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors. The Chairman of the Audit Committee may specifically approve any service within the pre-approved audit and non-audit service category if the fees for such service exceed the maximum set forth in the policy, as long as the excess fees are not reasonably expected to exceed $50,000. Any such approval by the Chairman must be reported to the Audit Committee at its next scheduled meeting. The general pre-approval fee levels for all services to be provided by the independent auditors are reviewed annually by the Audit Committee. The annual tax return services provided by Burr, Pilger & Mayer were 18% of the total audit fees for the fiscal year ended March 31, 2014 and 18% of the total audit fees for the fiscal year ended March 31, 2013.

AUDIT COMMITTEE REPORT

Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, the following Audit Committee Report shall not be incorporated by reference into any such filings and shall not otherwise be deemed to be filed under such Acts.

The Audit Committee of our Board of Directors is comprised of independent directors as required by the listing standards of the Nasdaq Stock Market. The Audit Committee operates pursuant to a written charter adopted by our Board of Directors, a copy of which has been filed with the SEC.

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

In this context, the Audit Committee has reviewed and discussed our audited financial statements as of and for the year ended March 31, 2014 with management and the Independent Registered Public Accounting Firm. The Audit Committee has discussed with the Independent Registered Public Accounting Firm the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as currently in effect. In addition, the Audit Committee has received the written disclosures and the letter from the Independent Registered Public Accounting Firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as currently in effect, and it has discussed with the Independent Registered Public Accounting Firm their independence from us. The Audit Committee has also considered whether the Independent Registered Public Accounting Firm’s provision of information technology services and other non-audit services to us is compatible with maintaining the Independent Registered Public Accounting Firm’s independence.

Based on the reports and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended March 31, 2014, for filing with the Securities and Exchange Commission.

Submitted on June 4, 2014 by the members of the Audit Committee of the Board of Directors.

Jeffrey M. Krauss
Carl Muscari
Gilbert Bellini

PART IV

Item 15.	Exhibits, Financial Statement Schedule

Documents filed as part of this Amendment:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLABRX, INC.

	By:	/s/ thomas r. mika
Thomas R. Mika
President, Chief Executive Officer and Chairman of the Board

Dated: July 7, 2014