Form 10-Q
period 2014-06-30
CollabRx, Inc.
filed 2014-08-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2014

or

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

As of August 10 2014, there were 2,925,788 shares of the Registrant’s common stock outstanding.

COLLABRX, INC.

Index
PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

COLLABRX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	March 31,
	2014	2014*
ASSETS
Current assets:
Cash and cash equivalents	$2,068	$1,430
Accounts receivable	124	148
Prepaid expenses	138	104
Other current assets	108	79
Deferred financing costs	--	162
Investment in convertible promissory note	387	378
Total current assets	2,825	2,301
Property and equipment, net	134	130
Intangible assets, net	1,229	1,281
Goodwill	603	603
Total assets	$4,791	$4,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$276	$136
Accrued compensation	170	$119
Deferred revenue	187	108
Liabilities of discontinued operations	--	5
Total current liabilities	633	368
Deferred tax liability	479	500
Promissory note payable	511	509
Other long-term liabilities	13	13
Total liabilities	1,636	1,390

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,925,788 and 2,005,187 shares issued and outstanding at June 30, 2014 and March 31, 2014 respectively	29	20
Additional paid-in capital	132,463	130,994
Accumulated deficit	(129,337)	(128,089)
Total stockholders’ equity	3,155	2,925
Total liabilities and stockholders’ equity	$4,791	$4,315

*   Derived from the Company’s audited consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

Index
COLLABRX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2014	2013

Revenue	$64	$270
Cost of revenue	18	18
Gross profit	46	252
Operating expenses:
Engineering	542	232
Research and development	50	174
Sales and marketing	80	67
General and administrative	644	488
Total operating expenses	1,316	961
Operating loss	(1,270)	(709)
Other income, net	7	10
Loss before income tax benefit	(1,263)	(699)
Income tax benefit, net	(15)	(20)
Loss from continuing operations	(1,248)	(679)
Loss from discontinued operations, net of taxes	--	(118)
Net loss	$(1,248)	$(797)

Net loss per share from continuing operations:
Basic and diluted	$(0.61)	$(0.35)
Net loss per share from discontinued operations:
Basic and diluted	$0.00	$(0.06)
Net loss per share:
Basic and diluted	$(0.61)	$(0.41)

Weighted-average shares used in per share computation:
Basic and diluted	2,032	1,953

See accompanying notes to condensed consolidated financial statements.

Index
COLLABRX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,248)	$(797)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	94	84
Fair value adjustment of common stock warrants	--	(3)
Depreciation	9	7
Amortization of intangible assets	52	52
Accrued interest on convertible note receivable	(9)	(8)
Deferred taxes	(21)	(20)
Accrued interest on promissory note payable	2	1

Changes in operating assets and liabilities:
Accounts receivable	24	(20)
Prepaid expenses	(34)	(32)
Other current assets	(29)	(65)
Deferred financing costs	162	--
Accounts payable and accrued expenses	191	53
Deferred revenue	79	--
Current assets and liabilities from discontinued operations, net	(5)	137
Net cash used in operating activities	(733)	(611)
Cash flows from investing activities:
Acquisition of property and equipment	(13)	(4)
Net cash used in investing activities	(13)	(4)
Cash flows from financing activities:
Proceeds from at-the-market facility	23	--
Proceeds from sale of common stock, net of expenses of $466	1,361	--
Net cash provided by financing activities	1,384	--
Net cash increase/(decrease) in cash and cash equivalents	638	(615)
Cash and cash equivalents, beginning	1,430	4,039
Cash and cash equivalents, ending	$2,068	$3,424

See accompanying notes to condensed consolidated financial statements.

Index
COLLABRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts in thousands, except share and per share data, unless otherwise noted)

1.	Description of Business and Summary of Significant Accounting Policies:

CollabRx, Inc., a Delaware corporation (“CollabRx,” the “Company” or “we,” “us,” or “our”), is the renamed Tegal Corporation, (“Tegal”), which acquired a private company of the same name on July 12, 2012.  Following approval by its stockholders on September 25, 2012, Tegal amended its charter and changed its name to “CollabRx, Inc.” (the “Name Change”).

Tegal was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Tegal’s predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. Tegal completed its initial public offering in October 1995.

CollabRx offers cloud-based expert systems that provide clinically relevant interpretive knowledge to institutions, physicians, researchers and patients for genomics-based medicine in cancer to inform health care decision-making.  With access to approximately 75 clinical and scientific advisors at leading academic institutions and a suite of tools and processes that combine artificial intelligence-based analytics with proprietary interpretive content, the Company is well positioned to participate in the value-added “big data” opportunity in the U.S. health care.  We use the term “cloud” to mean a product or service that can be delivered via the Internet, usually on a pay-for-use or subscription basis, versus the purchase and installation of enterprise-based software, which typically requires investments in both software and hardware, often also requiring large-scale customization efforts.  We use the term “big data” to refer to datasets whose size is beyond the ability of typical database software tools to capture, store, manage, and analyze.

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

Genetic Variant Annotation™ Service. The “Genetic Variant Annotation” or “GVA” is a service offered to diagnostic testing laboratories, including academic medical centers and commercial laboratories.  Our lab customers provide us with a test result, usually in the form of an electronic file that represents the results of a genomic test, typically from a “Next Generation Sequencing” (“NGS”),  micro-array or similar testing platform.  The test results provided to us contain no patient-identifiable information.  We analyze the test results for the purpose of identifying those genetic alterationswhich we have annotated in advance as being “actionable” (i.e., related to a therapeutic strategy).  We provide the testing lab with a report, incorporating information regarding identified biomarkers and associated therapeutic strategies for each, along with relevant drugs and clinical trials, to a level and in a format that we have agreed in advance with our customer.  We are compensated for this service either on a per-test or on a volume-adjusted subscription basis.   This service is not available to the public and is not available on our website.

Index
Therapy Finder Products.  Our Therapy Finder™ products are a series of cancer-specific, web-based and mobile apps which are accessed by physicians and patients, usually in the physician’s office.  After indicating a number of pre-set options related to stage of cancer, histopathology, prior treatments and presence of biomarkers on an input page, the physician is presented with a results page which explains the role of the biomarker, identifies a possible therapeutic strategy for that particular set of inputs, along with tabs associated with searchable lists of relevant drugs and clinical trials. Therapy Finders are an interactive, informational and educational resource for both physicians and patients, and can be used for decision-support.  They neither contain nor store any patient identifiable information.  The advisors associated with the development and updating of each app are prominently featured.  The development and distribution of Therapy Finders is partially supported by sponsorships and advertising revenue.  They are available free of charge through both a commercial channel (in association with MedPage Today, a property of on-line media company, Everyday Health, Inc.) and on our company website.  Our aim is to make this tool available as widely as possible, through as many channels as possible, to help community physicians understand the relevance of biomarker testing and the availability of potential therapies for their advanced cancer patients.

Recently, we redesigned our Therapy Finders so that they could be accessed by physicians using the iOS operating system from Apple, Inc. via an iPhone or an iPad, and have named this mobile application “CancerRx®.” CancerRx was co-developed with MedPage Today of Everyday Health, Inc., with the ownership of the application retained by CollabRx. A special feature of CancerRx is a daily oncology newsfeed from MedPage Today, all with real-time over the air updates. Our agreement with MedPage Today has each side absorbing its own costs for the development, but sharing the gross advertising, sponsorship and data analytics revenues associated with the app.  We officially launched CancerRx on May 28, 2014 in connection with the 2014 American Society of Clinical Oncology (ASCO) meeting.

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

The Company’s condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred net losses of $1,248 and $797 for the three months ended June 30, 2014 and 2013, respectively.  We used $733 and $611 of cash in operating activities for the three months ended June 30, 2014 and 2013, respectively.  We believe that our existing cash and cash equivalents will be adequate to fund the Company’s operations requirements and obligations into the third quarter of fiscal year 2015.

  On June 25, 2014, the Company closed an underwritten public offering of 913,500 shares of its common stock, offered at a public offering price of $2.00 per share. Gross proceeds to CollabRx from this offering were $1,827 before deducting the underwriting discount and other estimated offering expenses payable by CollabRx. CollabRx anticipates using the net proceeds from the offering for general corporate purposes, including development of its products and services, general and administrative expenses and working capital. Aegis Capital Corporation acted as the sole book-running manager for the offering.  In addition to the offering of 913,500 shares of common stock, 27,405 warrants to purchase shares of common stock were issued in connection with this offering, and were sold to Aegis Capital Corporation for one hundred dollars.  These warrants have an exercise price of $2.50 per share and are not exercisable until June 24, 2015 and expire June 24, 2020.  Such securities could potentially dilute earnings per share in future periods.  Previously deferred financing expenses incurred to raise equity capital related to financing transactions prior to the completion of the financing, as well as other related expenses incurred in the current period, were recognized in the current period and offset the gross proceeds raised.   Total underwriting discount and financing expenses were $466.

  This offering was made pursuant to an effective shelf registration statement (No. 333-193019) previously filed with the U.S. Securities and Exchange Commission (the "SEC"). A final prospectus supplement and accompanying prospectus describing the terms of the offering has been filed with the SEC and is available on the SEC's website located at http://www.sec.gov.

  While the Company successfully completed the aforementioned public offering which netted $1,641 before additional financing expenses, without additional capital, our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

Until the Company can generate sufficient levels of cash from its operations, we may need to sell equity or debt securities to raise additional funds to continue to operate as a going concern beyond the third quarter of fiscal year 2015. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to pursue a business relationship with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

Index
The Company expects to continue to finance future cash needs primarily through proceeds from equity financings and collaborative agreements with strategic partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows.

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

Discontinued Operations

  The Company sold its remaining patents relating to its discontinued semiconductor capital equipment business in fiscal year 2014.  With this sale and the closure of the former Tegal’s foreign subsidiaries, also in the prior fiscal year, the Company has no other activities or assets related to discontinued operations.

Basis of Presentation

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the March 31, 2014 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the financial statements in accordance with GAAP.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed on June 9, 2014.  The results of operations for the three months ended June 30, 2014 are not necessarily indicative of results to be expected for the entire year.

Reclassification

  Certain prior year operating expense amounts were reclassified, still within operating expenses, to conform to the current year presentation.

Comprehensive Loss

  Comprehensive loss is defined as the change in equity of the Company during the period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and other distributions to owners.   For the three months ended June 30, 2014 and 2013, respectively, the Company had no items of other comprehensive loss.  Therefore the net loss equals the comprehensive loss for each of the three months then ended.

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

Index

  For the three months ended June 30, 2014, Quest Diagnostics, Cellnetix and Everyday Health accounted for 26%, 23% and 20%, respectively, of the Company’s revenue.  For the three months ended June 30, 2013, Life Technologies and Everyday Health accounted for 93% and 7%, respectively, of the Company’s revenue.

  Life Technologies, Inc. has been a major contributor to our revenue and gross profit in the past, however, we have funded the Company’s operating expenses primarily with cash on hand, the net proceeds from the sale of discontinued assets, as disclosed in prior filings, and our recent follow-on public offering of stock.  We are actively engaged in negotiations with several other companies who are interested in purchasing our content on similar terms or under annual subscriptions or software-as-a-service (“SaaS”) arrangements.

  For the period ended June 30, 2014, Quest Diagnostics and Jackson Labs accounted for 95% of the balance in accounts receivable.  Life Technologies accounted for 100% of the balance in accounts receivable for the period ended June 30, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments having a maturity of three months or less on the date of purchase to be cash equivalents.

As of June 30, 2014 and March 31, 2014, all of the Company’s cash equivalents are included as Level 1 assets on the fair value hierarchy, and were held in the form of money market accounts in the condensed consolidated balance sheets. As of June 30, 2014 and March 31, 2014, the fair value of the Company’s investments approximated cost.

Promissory Notes Payable

  On July 12, 2012, Tegal completed the acquisition of CollabRx.  As part of the purchase price, Tegal issued promissory notes in the amount of $500 in exchange for existing CollabRx indebtedness.  The principal amount of the promissory notes is payable in equal installments on the third, fourth and fifth anniversaries of the date of issuance, along with the accrued but unpaid interest as of such dates.

  On November 22, 2011, the Company completed a $300 strategic investment in NanoVibronix, Inc., (“NanoVibronix”) a private company that develops medical devices and products that implement its proprietary therapeutic ultrasound technology.  The Company’s investment in NanoVibronix is in the form of a convertible promissory note that bears interest at a rate of 10% per year compounded annually and matures on November 15, 2014.  Our investment was intended to precede a possible merger of the two companies.  However, those discussions were terminated by mutual agreement between the parties and NanoVibronix, Inc. continues to operate as a private company as of June 30, 2014.  NanoVibronix has filed a registration statement with the Securities and Exchange Commission in connection with a proposed initial public offering.  If the offering is completed, the Convertible Promissory Note will be converted into common stock of NanoVibronix.  In addition, should NanoVibronix, Inc. become a public company, the Company’s Chief Executive Officer will become a member of the NanoVibronix, Inc. Board of Directors.

  As of June 30, 2014 and March 31, 2014, the Convertible Promissory Note balance was $387 and $378, respectively, consisting of the original $300 investment and $87 and $78, respectively, in accrued interest.

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

  For the three months ended June 30, 2014 and 2013, respectively, the Company had zero reserves for potential credit losses as such risk was determined to be insignificant.  The Company does not currently maintain an allowance for doubtful accounts receivable for potential estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company believes no such reserve is currently required.  The Company had zero write-offs during the periods presented.  The Company reviews the estimated risk of current customers’ inability to make payments on a quarterly basis to determine if any amount is uncollectible.

Index
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

Income Taxes

      We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually our ability to realize our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2014 and 2013, we have recorded a full valuation allowance for our deferred tax assets based on our past losses and uncertainty regarding our ability to project future taxable income. In future periods, if we are able to generate income we may reduce or eliminate the valuation allowance.

Fair Value Measurements

  The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and we consider what assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.   The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

●	Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

●	Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Index
  In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.
The Company’s financial instruments consist primarily of money market funds denominated in U.S. dollars.  The carrying amounts of our cash and cash equivalents are valued using Level 1 inputs.Our cash equivalents total $2,068.

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

  The Company sold its remaining patents relating to its discontinued semiconductor capital equipment business in fiscal year 2014.  With this sale, the Company has no other intangible assets related to discontinued operations.

With the acquisition of CollabRx, the Company acquired software, trade names, customer relationships, non-compete agreements and goodwill.  The lives of the acquired intangible assets range from three to ten years.  Intangible assets, except for trade names, are amortized on a straight-line basis.  Intangible assets related to trade names are not amortized.  The Company tests for impairment at least annually.  The fair values of these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss will be recognized based on the excess of the carrying amount over the fair value of the assets.  The Company recognized $52 of amortization expense for each of the three month periods ended June 30, 2014 and 2013, respectively.   The amortization expense included in cost of revenue is related to the acquired software and is amortized on a straight-line basis over the expected life of the asset, which the Company believes to be ten years.

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

  The Company recorded zero disposal losses for fixed assets for the three months ended June 30, 2014 and 2013, respectively.

Deferred Offering Costs

  Deferred offering costs represent expenses incurred to raise equity capital related to financing transactions which have not yet been completed.  In the current quarter, the Company recognized previously deferred offering costs of $162 in connection with its underwritten public offering of 913,500 shares of its common stock, which closed on June 25, 2014.   The remaining financing costs not included in the underwriters discount for this offering were $118.   These expenses were recognized in Additional Paid in Capital during the three months ended June 30, 2014.

Stock-Based Compensation

  We have adopted several stock plans that provide for issuance of equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards.  These equity awards generally vest ratably over a four-year period on the anniversary date of the grant, and stock options expire ten years after the grant date. Certain restricted stock awards may vest on the achievement of specific performance targets.  The Company also had an Employee Stock Purchase Plan (“ESPP”), allowing qualified employees to purchase Company shares at 85% of the fair market value on specified dates.  The ESPP was allowed to expire on July 22, 2014 and has not been renewed.

Index
  Total stock-based compensation expense related to stock options and restricted stock units (“RSUs”) for the three months ended June 30, 2014 and 2013 was $94 and $84, respectively.

  The Company utilized the following valuation assumptions to estimate the fair value of options that were granted for the three month periods ended June 30, 2014 and 2013, respectively.

STOCK OPTIONS:	2014	2013
Expected life (years)	6.0	6.0
Volatility	151.7%	153.7%
Risk-free interest rate	1.68%	1.41%
Dividend yield	0%	0%

  ESPP awards are valued using the Black-Scholes option pricing model with expected volatility calculated using a six-month historical volatility.   No ESPP awards were made in the three month period ended June 30, 2014.

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

  During the three months ended June 30, 2014, the Company granted 11,668 options.

Index
Stock Options

  A summary of the stock option activity during the three months ended June 30, 2014 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in Years)	Value
Beginning outstanding	371,759	$7.89
Granted	11,668	$3.22
Exercised	--	$-
Expired	--	$-

Ending outstanding	383,427	$7.75	7.42	$-
Ending vested and expected to vest	383,148	$7.75	7.42	$-
Ending exercisable	188,173	$12.04	5.80	$-

  The aggregate intrinsic value of stock options outstanding as of June 30, 2014 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of June 30, 2014.

  The following table summarizes information with respect to stock options outstanding as of June 30, 2014:

						Weighted-
			Weighted-			Average
		Number	Average		Number	Exercise
		Outstanding	Remaining	Weighted-	Exercisable	Price
		As of	Contractual	Average	As of	As of
Range of		June 30,	Term	Exercise	June 30,	June 30,
Exercise Prices		2014	(in years)	Price	2014	2014
$2.90	$4.50	282,997	8.78	$3.66	87,743	$3.77
6.00	11.70	48,690	4.49	11.12	48,690	11.12
17.80	28.10	39,244	3.22	21.63	39,244	21.63
34.20	89.52	12,496	1.18	43.65	12,496	43.65

$2.90	$89.52	383,427	7.42	$7.75	188,173	$12.04

  As of June 30, 2014, there was $366 of total unrecognized compensation cost related to outstanding options which the Company expects to recognize over an estimated weighted average period of 2.8 years.

Restricted Stock Units

  The following table summarizes the Company’s unvested RSU activity for the three months ended June 30, 2014:

	Number	Weighted- Average
	of	Grant Date
	Shares	Fair Value
Balance March 31, 2013	129,050	$2.77
Granted	-	$-
Released	-	$-
Vested	(37,250)	$2.31
Balance, June 30, 2014	91,800	$2.96

Index
Unvested Restricted Stock as of June 30, 2014

  As of June 30, 2014, there was $162 of total unrecognized compensation cost related to outstanding RSUs, which the Company expects to recognize over an estimated weighted average period of 1.1 years.

  In June 2014, Mr. Mika voluntarily forfeited vested deferred restricted stock units providing him the right to receive 138,203 shares of the Company’s common stock.

  On July 3, 2014, the Company granted 122,400 options to employees, members of the Board of Directors, and a consultant and 100,000 RSUs to Thomas Mika, the Company’s Chief Executive Officer.   The maximum number of shares of stock that may be subject to one or more awards granted to any one participant pursuant to the 2007 Plan during any calendar year is currently 100,000, and the Board intends to grant an additional 50,000 RSUs to Mr. Mika at the beginning of the next calendar year.

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

  The following table represents the calculation of basic and diluted net loss per common share:

	Three Months Ended
	June 30,
	2014	2013

Loss from continuing operations	$(1,248)	$(679)

Loss from discontinued operations, net of taxes	-	(118)

Net loss applicable to common stockholders	$(1,248)	$(797)
Basic and diluted:
Weighted-average common shares outstanding	2,032	1,953
Weighted-average common shares used in per share computation	2,032	1,953

Net loss per share from continuing operations:
Basic and diluted	$(0.61)	$(0.35)
Net loss per share from discontinued operations:
Basic and diluted	$0.00	$(0.06)
Net loss per share:
Basic and diluted	$(0.61)	$(0.41)

  Including 60,831 shares of vested and deferred RSUs, there are outstanding options and RSUs of 536,058 and 414,236 shares of common stock at a weighted-average exercise price per share of $8.93 and $10.35 on June 30, 2014 and 2013, respectively, were not included in the computation of diluted net loss per common share for each of the three month periods presented as a result of their anti-dilutive effect.  Also, warrants to purchase 92,888 shares of common stock with a weighted average exercise price of $3.15 per share were not included in the computation of diluted net loss per common share.  These warrants, which represent the balance of Sequel Power’s grant, expire January 14, 2015.  In addition, the outstanding balance excludes 27,405 warrants to purchase shares of common stock, which were issued in connection with the recent public offering, which closed on June 25, 2104.  These warrants have an exercise price of $2.50 per share and are not exercisable until June 24, 2015 and expire June 24, 2020.  Such securities could potentially dilute earnings per share in future periods.

Index

3.	Financial Instruments:

  The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, convertible promissory note, notes receivable, accrued expenses, promissory note payable and other liabilities approximates fair value due to their relatively short maturity. The Company currently has only minimal sales in global markets and is not exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses), if any, are included in other income (expense), and were $0 for the three month periods ended June 30, 2014 and 2013.  On June 30, 2014, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.  Certain warrants expired on September 9, 2013, which then ended the Company’s liability associated with these warrants, which had an exercise price of $30.00.  The Company recorded a non-cash gain $3 in the three months ended June 30, 2013.

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

  Our investment was intended to precede a possible merger of the two companies.  However, those discussions were terminated by mutual agreement between the parties and NanoVibronix, Inc. continues to operate as a private company. NanoVibronix has filed a registration statement with the Securities and Exchange Commission in connection with a proposed initial public offering.  If the offering is completed, the Convertible Promissory Note will be converted into common stock of NanoVibronix.  In addition, should NanoVibronix, Inc. become a public company, then the Company’s Chief Executive Officer will become a member of the NanoVibronix, Inc. Board of Directors.

4.	Discontinued Operations:

  The Company sold its remaining patents relating to its discontinued semiconductor capital equipment business in fiscal year 2014.  With this sale, the Company has no other intellectual property related to discontinued operations.  With this sale and the closure of the former Tegal’s foreign subsidiaries, also in the prior fiscal year, the Company has no other activities or assets related to discontinued operations.

  The exit from the Company’s historical operations was essentially completed by the end of the fourth quarter of our 2011 fiscal year.

  In the three months ended June 30, 2013, the Company recognized a cash gain of $20 in discontinued operations as a result of final closing of bank accounts in its Italian subsidiary and a federal tax refund regarding discontinued operations, and a net $4 non cash gain related to the write off of discontinued assets and liabilities in its foreign subsidiaries.  In the same period, the Company also recognized a reclassification out of accumulated other comprehensive loss and into Loss from Discontinued Operations, net of taxes.  The reclassification is related to the recognition of a non-cash loss of $142 from the foreign exchange differences from its former Tegal foreign subsidiaries, primarily as a result of the final closing the former Tegal German subsidiary.   The Company received permission to close the German subsidiary in June 2013.  No further audits or reviews are anticipated by foreign taxing authorities.

  As of June 30, 2014, the Company had $0 in both discontinued assets and liabilities.  As of March 31, 2014, the Company had $0 in discontinued assets and $5 in discontinued liabilities.  During the three months ended June 30, 2014, the Company recognized no activity in discontinued operations.  With this sale, the Company has no remaining intellectual property related to discontinued operations.

Index
5.	Geographical and Segment Information:

  For the periods presented, the Company’s source of revenue was related to genomics based technology information services.  The Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

  For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment and are attributed to the geographic location in which they are located.  For all periods presented, revenue by geographic region were all in the United States.

  Revenues for the three months ended June 30, 2014 and 2013, respectively, are all part of continuing operations, and all related to our genomics based technology information.

  CollabRx’s genomics based technology information business is the core of our business and operations going forward.  Additionally, all long-lived assets are located in the United States and are included in continuing operations.  There are no long-lived assets in discontinued operations.

6.	Recent Accounting Pronouncements:

  In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). ASU 2013-05 clarifies that when a parent reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 was effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The new guidance was adopted and had no material impact on our condensed consolidated financial statements.

  In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”). The new guidance requires entities to report an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The new guidance was effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The new guidance was adopted and had no material impact on our condensed consolidated financial statements.

  In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the requirements for reporting discontinued operations in Subtopic 205-20 Presentation of Financial Statements - Discontinued Operations. The ASU changes the definition of discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not representative of a substantive change in an entity’s strategy, are reported in discontinued operations. ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective prospectively for fiscal years, and interim periods, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the new guidance to have a material impact on our condensed consolidated financial statements.  See Note 5, Discontinued Operations.

Index
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

  In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition.  The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015.  The Company does not expect the new guidance to have a material impact on our condensed consolidated financial statements.

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

  The Company’s investment in NanoVibronix is in the form of a convertible promissory note that bears interest at a rate of 10% per year compounded annually and matures on November 15, 2014.  Principal and accrued interest under the note automatically convert into shares of Series B-1 Participating Convertible Preferred Stock of NanoVibronix upon the earlier to occur of (i) a $3,000 (or larger) equity financing by NanoVibronix or (ii) a sale of NanoVibronix.  In addition, the Company may convert principal and accrued interest under the note into shares of NanoVibronix Series B-1 Participating Convertible Preferred Stock at its election at any time.  In either case, the conversion price is $0.284 per share.   Our investment was intended to precede a possible merger of the two companies.  However, those discussions were terminated by mutual agreement between the parties and NanoVibronix, Inc. continues to operate as a private company. NanoVibronix has filed a registration statement with the Securities and Exchange Commission in connection with a proposed initial public offering.  If the offering is completed, the Convertible Promissory Note will be converted into common stock of NanoVibronix.  In addition, should NanoVibronix, Inc. become a public company, then the Company’s Chief Executive Officer will become a member of the NanoVibronix, Inc. Board of Directors.

8.	Subsequent Events:

In connection with the Company’s recently completed public offering, the underwriter was granted an option to purchase up to an additional 137,025 shares of common stock from the Company at the public offering price, less the underwriting discount, within 45 days, to cover over-allotments, if any.  The underwriter’s over-allotment option expired on August 3, 2014, without being exercised.

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

Index
The Company

Corporate Information

CollabRx, Inc., a Delaware corporation (“CollabRx,” the “Company” or “we,” “us,” and “our”), is the renamed Tegal Corporation, (“Tegal”), which acquired a private company of the same name on July 12, 2012.  Following approval by its stockholders on September 25, 2012, Tegal amended its charter and changed its name to “CollabRx, Inc.” (the “Name Change”).

Tegal was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Tegal’s predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. Tegal completed its initial public offering in October 1995.

Company Background

  CollabRx (f/k/a Tegal) was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Until recently, we designed, manufactured, marketed and serviced specialized systems used primarily in the production of semiconductors and micro-electrical mechanical devices, including integrated circuits, memory devices, sensors, accelerometers and power devices.  Beginning in late 2009, we experienced a sharp decline in revenues resulting from the collapse of the semiconductor capital equipment market and the global financial crisis.  In a series of transactions from 2010 to 2012, we sold the majority of our operating assets and intellectual property portfolio.  During the same time period, our Board of Directors evaluated a number of strategic alternatives, which included the continued operation of the Company as a stand-alone business with a different business plan, a merger with another company, a sale of the Company’s remaining assets, and the liquidation or dissolution of the Company.  We investigated opportunities within and outside the semiconductor capital equipment industry and evaluated a number of transactions involving other diversified technology-based companies.   Throughout this process, we developed and refined our criteria for a business combination, with an eventual focus on the healthcare industry, and specifically information technology and services within the healthcare industry.  In July 2012, we completed our acquisition of CollabRx (the “CollabRx Transaction”).  Following approval by our stockholders on September 25, 2012, we amended our charter and changed our name to “CollabRx, Inc.” (the “Name Change”).

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

Index
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

Our “Genetic Variant Annotation™” or “GVA” is a service offered to diagnostic testing laboratories, including academic medical centers and commercial laboratories.  Our lab customers provide us with a test result, usually in the form of an electronic file that represents the results of a genomic test, typically from a “Next Generation Sequencing” (“NGS”), micro-array or similar testing platform.  The test results provided to us contain no patient-identifiable information.  We analyze the test results for the purpose of identifying those alterations which we have annotated in advance as being “actionable” (i.e., related to a therapeutic strategy).  We provide the testing lab with a report, incorporating specific information regarding identified biomarkers and associated therapeutic strategies for each, along with relevant drugs and clinical trials, to a level and in a format that we have agreed in advance with our customer.  We are compensated for this service either on a per-test or on a volume-adjusted subscription basis.   This service is not available to the public and is not available on our website.

  Our Therapy Finder™ products are a series of cancer-specific, web-based and mobile apps which are accessed by physicians and patients, usually in the physician’s office.  After indicating a number of pre-set options related to stage of cancer, histopathology, prior treatments and presence of biomarkers on an input page, the physician is presented with a results page which explains the role of the biomarker, identifies a possible therapeutic strategy for that particular set of inputs, along with tabs associated with searchable lists of relevant drugs and clinical trials. Therapy Finders are an interactive, informational and educational resource for both physicians and patients, and can be used for decision-support.  They neither contain nor store any patient identifiable information.   The advisors associated with the development and updating of each app are prominently featured.  The development and distribution of Therapy Finders is partially supported by sponsorships and advertising revenue.  They are available free of charge through both a commercial channel and on our company website.  Our aim is to make this tool available as widely as possible, through as many channels as possible, to help community physicians understand the relevance of biomarker testing and the availability of potential therapies for their advanced cancer patients.

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

Recently, we redesigned our Therapy Finders so that they could be accessed by physicians using the iOS operating system from Apple, Inc. via an iPhone or an iPad, and have named this mobile application “CancerRx®.” CancerRx was co-developed with MedPage Today of Everyday Health, Inc., with the ownership of the application retained by CollabRx. A special feature of CancerRx is a daily oncology newsfeed from MedPage Today, all with real-time over the air updates. Our agreement with MedPage Today has each side absorbing its own costs for the development, but sharing the gross advertising, sponsorship and data analytics revenues associated with the app.  We officially launched CancerRx on May 28, 2014 in connection with the 2014 American Society of Clinical Oncology (ASCO) meeting.

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

On November 22, 2011, we made an investment of $300 in NanoVibronix, Inc. in the form of a convertible promissory note.  NanoVibronix is a private company that develops medical devices and products that implement its proprietary therapeutic ultrasound technology which may be utilized for a variety of medical applications requiring low cost therapeutic ultrasound qualities. NanoVibronix is focused on creating products utilizing its unique, patented approach which enables the transmission of low-frequency, low-intensity ultrasound surface acoustic waves (“SAWs”) through a variety of soft, flexible materials, including skin and tissue, enabling low-cost, breakthrough devices targeted at large, high-growth markets.  Our investment was intended to precede a possible merger of the two companies.  However, those discussions were terminated by mutual agreement between the parties and NanoVibronix, Inc. continues to operate as a private company. NanoVibronix has filed a registration statement with the Securities and Exchange Commission in connection with a proposed initial public offering.  If the offering is completed, the Convertible Promissory Note will be converted into common stock of NanoVibronix.  In addition, should NanoVibronix, Inc. become a public company, then the Company’s Chief Executive Officer will become a member of the NanoVibronix, Inc. Board of Directors.

Index
CollabRx, Inc. will form the core of our operations going forward.  In September 2012, the Company changed its name to “CollabRx, Inc.” and the Company’s common stock, which previously traded under the ticker symbol “TGAL” on the Nasdaq Capital Market, began trading under the new ticker symbol “CLRX”.

We cannot assure you that we will be successful in pursuing our new strategic initiative in CollabRx.  If our efforts do not succeed, we may need to raise additional capital which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.  It is not possible to predict when our business and results of operations will improve.  In consideration of these circumstances, the Company may be forced to consider a merger with another company or the liquidation or dissolution of the Company, including through a bankruptcy proceeding.  We cannot assure you that we will be successful in pursuing this or any other strategic alternatives.  If we were to liquidate or dissolve the Company through or outside of a bankruptcy proceeding, you could lose all of your investment in the Company’s common stock.

Discontinued Operations

  The Company sold its remaining patents relating to its discontinued semiconductor capital equipment business in fiscal year 2014.  With this sale, the Company has no other intellectual property related to discontinued operations.  With this sale and the closure of the former Tegal’s foreign subsidiaries, also in the prior fiscal year, the Company has no other activities or assets related to discontinued operations.

  The exit from the Company’s historical operations was essentially completed by the end of the fourth quarter of our 2011 fiscal year.

Critical Accounting Policies and Estimates

We prepare the condensed consolidated financial statements in conformity with GAAP which requires management to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying condensed consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes.  Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgment or estimates include but are not limited to revenue recognition, accounting for stock-based compensation, accounts for receivables and allowance for doubtful accounts and impairment of long-lived assets.  Actual results may differ from these estimates under different assumptions or conditions.  Critical accounting policies are defined as those that are required for management to make estimates, judgments and assumptions giving due consideration to materiality, in certain circumstances that affect amounts reported in the condensed consolidated financial statements, and potentially result in materially different results under different conditions and assumptions.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates.  During the three months ended June 30, 2014, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2013 Annual Report on Form 10-K.

Index
Results of Operations

  The following table sets forth certain financial items for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014	2013

Revenue	$64	$270
Cost of revenue	18	18
Gross profit	46	252
Operating expenses:
Engineering	542	232
Research and development	50	174
Sales and marketing	80	67
General and administrative	644	488
Total operating expenses	1,316	961
Operating loss	(1,270)	(709)
Other income, net	7	10
Loss before income tax benefit	(1,263)	(699)
Income tax benefit, net	(15)	(20)
Loss from continuing operations	(1,248)	(679)
Loss from discontinued operations, net of taxes	--	(118)
Net loss	$(1,248)	$(797)

Net loss per share from continuing operations:
Basic and diluted	$(0.61)	$(0.35)
Net loss per share from discontinued operations:
Basic and diluted	$0.00	$(0.06)
Net loss per share:
Basic and diluted	$(0.61)	$(0.41)

Weighted-average shares used in per share computation:
Basic and diluted	2,032	1,953

Revenue

      Revenue for the three month period ended June 30, 2014 decreased by $206 compared to the three month period ended June 30, 2013.  The Company began fiscal year 2014 with its first multiple-element arrangement with a strategic customer.  The Company did not have a similar revenue stream beginning in fiscal year 2015.

As a percentage of total revenue for the three months ended June 30, 2014, international sales were 1.2%.  As a percentage of total revenue for the three months ended June 30, 2013, international sales were 0%.

Gross Profit

     Gross profit for the three months ended June 30, 2014 decreased $206 compared to the three months ended June 30, 2013. Our gross profit reflects the amortization of the Company’s product specific software, which was included in the CollabRx acquisition.  Any engineering expenses related to revenue are also included in cost of revenue.  For the three months ended June 30, 2014 and 2013, respectively there were no additional engineering expenses included in cost of revenue.

     Our gross margins for the three months ended June 30, 2014 and 2013 were 71.9% and 93.3%, respectively.  These periods included revenue solely derived from our genomics based information products.  The amortization of acquired software is included in cost of goods.

Index
Engineering

We define “Engineering” as those development activities that are related to products, content or services which have been offered for sale or for which we have been paid.  We define research and development (“R&D”) as those development activities which are related to products which have not yet been offered for sale or for activities for which we have not been paid. Engineering expenses consist primarily of salaries, and those salaries and related expenses are assigned to either Engineering or R&D based on the specific projects that the staff is working on during the quarter.  The increase in Engineering expense of $310 for the three months ended June 30, 2014, compared to the same period in 2013, reflected a higher level of effort on existing products than on products that had not yet been offered for sale.

Research and Development

The reduction of R&D expense of $124 for the three months ended June 30, 2014 compared to the same period in 2013 reflects the focus of development activities on products offered for sale, as opposed to those that may be offered in the future.  The launch of the Genetic Variant Annotation Service in August significantly lowered the amount of effort being devoted to future products.  Extensions or improvements to the Therapy Finders, CancerRx mobile app and the GVA, along with fee-for-service development activities are all assigned as Engineering expenses rather than R&D.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries.  The change in sales and marketing expense of $13 for the three months ended June 30, 2014, compared to the same period in 2013 resulted primarily from increased expenses for increased conference attendance.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities.  The increase in general and administrative expenses of $156 for the three month period ended June 30, 2014, compared to the same period in 2013 was due primarily to higher expenses related to consultants, investor relations and presentations, as well as higher expenses for director compensation and corporate taxes.

Other Income, net

  Other income, net primarily consists of the interest earned on our NanoVibronix investment.

Income Taxes

  As a result of the acquisition of CollabRx by stock purchase, the Company had no tax basis in the intangible assets acquired.  During the three months ended June 30, 2014 and 2013, the Company recognized $20 in each period, respectively, in tax benefit as a result of this difference.  Due to our net loss and the aforementioned valuation allowance on the resulting deferred tax asset, the Company recognized no federal tax expense in the three months ended June 30, 2014 and 2013, respectively.

  The Company recognized $5 for city taxes and the annual minimum amount due for state income taxes in the three months ended June 30, 2014.

  As of March 31, 2014, the Company had net operating loss carryforwards of approximately $121.5 million and $65.2 million for federal and state tax purposes, respectively.  The federal net operating loss carryforward will begin to expire in the year ending March 31, 2020 and the state of California net operating loss carryforward began to expire in the year ended March 31, 2013.  As of March 31, 2014, the Company also had research and experimentation credit carryforwards of $1.4 million and $0.9 million for federal and state income tax purposes, respectively.  A portion of the federal credit began to expire in the year ended March 31, 2012 and the state of California will never expire under current law.   Net operating loss carryforwards and R&D credits can only offset 90% of taxable state income.

Discontinued Operations

  Discontinued operations consists of interest income from accounts related to discontinued operations, other income, gains and losses on the disposal of fixed assets of discontinued operations, gains and losses on foreign exchange and interest income on money market accounts, as well as the reclassification of net expenses associated with our exit from our historical core operations.  The Company no longer has any assets or liabilities associated with discontinued operations as of the end of fiscal year 2014.

Index

  In the three months ended June 30, 2013, the Company completed the final closing of bank accounts in its Italian subsidiary.  It also recognized a net $4 non cash gain related to the write off of discontinued assets and liabilities in its foreign subsidiaries, and recognized a reclassification out of accumulated other comprehensive loss and into Loss from Discontinued Operations, net of taxes.  The reclassification is related to the recognition of a non-cash loss of $142 from the of foreign exchange differences from its former Tegal foreign subsidiaries, primarily as a result of the final closing of the former Tegal German subsidiary.   The Company received permission to close the German subsidiary in June 2013.  No further audits or reviews are anticipated by foreign taxing authorities.

  With the closure of the former Tegal’s foreign subsidiaries and the sale of the Company’s last two patent lots in fiscal year 2014, the Company has no other activities or assets related to discontinued operations.

Contractual Obligations

  The following summarizes our contractual obligations as of June 30, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating lease obligations	$402	$124	$278	$-	$-
Total contractual cash obligations	$402	$124	$278	$-	$-

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to discontinued operations, net of sublease income, was $0 for the periods presented.  Rent expense for operating leases related to continuing operations was $31 and $41 for each of the three month periods ended June 30, 2014 and 2013, respectively.

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

Liquidity and Capital Resources

  For the three months ended June 30, 2014 and the fiscal year ended March 31, 2014, we financed our operations from existing cash on hand and the net proceeds from the sale of discontinued assets, as disclosed in prior filings.  Net cash used in operating activities during the three months ended June 30, 2014 was $733.  The primary changes in our cash flow statement for the three months ended June 30, 2014 compared to the corresponding period in the prior fiscal year were due to our net loss of $1,248, partially offset by changes in accrued expenses and a reclassification of financing expenses from prepaid assets to net against the proceeds of the Company’s recent round of new financing.  Net cash used in operating activities during the three months ended June 30, 2013 was $611, due primarily to our acquisition of CollabRx, and a net loss of $797, which were partially offset by changes in assets and liabilities of discontinued operations and stock compensation expense.

The condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. We incurred net losses of $1,248, and $797 for the three months ended June 30, 2014 and 2013, respectively.  We believe that our existing cash will be adequate to fund operations into the third quarter of fiscal year 2015.

Index
  On June 25, 2014, the Company closed an underwritten public offering of 913,500 shares of its common stock, offered at a public offering price of $2.00 per share. Gross proceeds to CollabRx from this offering were $1,827 before deducting the underwriting discount and other estimated offering expenses payable by CollabRx. CollabRx anticipates using the net proceeds from the offering for general corporate purposes, including development of their products and services, general and administrative expenses and working capital.  Aegis Capital Corp. acted as the sole book-running manager for the offering.  In addition to the offering of 913,500 shares of common stock, 27,405 warrants to purchase shares of common stock were issued in connection with this offering.  These warrants have an exercise price of $2.50 per share and are not exercisable until June 24, 2015 and expire June 24, 2020.  Such securities could potentially dilute earnings per share in future periods.  Previously deferred financing expenses incurred to raise equity capital related to financing transactions prior to the completion of the financing, as well as other related expenses incurred in the current period, were recognized in the current period and offset the gross proceeds raised.   Total underwriting discount and financing expenses were $466.

  The Company netted $1,641 of the gross proceeds of $1,827 before additional financing expenses.  Even so, without additional capital, our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

  The Company also received $23 from the sale of 7,101 shares through an at-the-market financing facility through Cantor Fitzgerald.

  Until the Company can generate sufficient levels of cash from its operations, we may need to sell equity or debt securities to raise additional funds to continue to operate as a going concern beyond the third quarter of fiscal year 2015. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

The Company expects to continue to finance future cash needs primarily through proceeds from equity financings and collaborative agreements with strategic partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows.

While CollabRx, Inc. will form the core of our business and operations going forward, we cannot assure you that we will be successful in pursuing our strategic initiative in CollabRx.  It is not possible to predict when our business and results of operations will improve.  In consideration of these circumstances, the Company may be forced to consider a merger with another company or the liquidation or dissolution of the Company, including through a bankruptcy proceeding.  If we were to liquidate or dissolve the Company through or outside of a bankruptcy proceeding, you could lose all of your investment in the Company’s common stock.

  The Company’s investing activities consisted primarily of furniture purchases for additional staff.

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

Foreign Currency Exchange Risk

As of June 30, 2014 and March 31, 2014, all of the Company’s cash equivalents were held in the form of money market accounts denominated in U.S. dollars  in the condensed consolidated balance sheet.  Changes in the exchange rate between other currencies and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.

Index
Fair Value Measurements

  The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and we consider what assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.   The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

●	Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

●	Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

  In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

  Our financial instruments consist primarily of money market funds.  As of June 30, 2014, all of our investments were classified as cash equivalents in the condensed consolidated balance sheet. The carrying amounts of our cash equivalents are valued using Level 1 inputs.  Our cash equivalents total $2,068.

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

Evaluation of Disclosure Controls and Procedures

     As of the period covered by this quarterly report, management performed, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of June 30, 2014, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business.  We believe there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our Company.

Where You Can Find More Information

  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as possible after we electronically file them with, or furnish them to, the SEC. You can access our filings with the SEC by visiting our website. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.  Additionally, the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended by our predecessor registrant Registrar and Transfer Company are available at www.sec.gov. Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts.  You can also read and copy any document that we file, including this Quarterly Report on Form 10-Q, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  You can electronically access our SEC filings there.

Item 1A.	Risk Factors

  We wish to caution you that there are risks and uncertainties that could affect our business. A description of the risk factors associated with our business that you should consider when evaluating our business is included under “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the year ended March 31, 2014.  In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors should be considered carefully when evaluating the Company or our business.

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

We had net losses of $1,248, $3,314 and $3,928, for the three months ended June 30, 2014 and the fiscal years ended March 31, 2014 and 2013, respectively. We used cash flows from operations of $733, $2,593 and $3,838 in these respective periods.  We expect to continue to sustain losses for the foreseeable future, which may decrease the price of our common stock.

Index
Although we believe that our existing cash balances will be adequate to fund operations into the third quarter of our fiscal year 2015, we cannot assure you that we will be successful in pursuing any of the strategic alternatives described in the Company’s Annual Report on Form 10-K.

If our efforts do not succeed, we will need to raise additional capital in the near future which may include capital raises through the issuance of debt or equity securities.  If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. Any equity securities could be issued at prices below the prevailing market prices, could be issued in conjunction with warrants to purchase additional shares of our common stock and would dilute the ownership interest of our existing stockholder base.  Moreover, such financing may not be available to us on acceptable terms, if at all.  Failure to raise any needed funds would materially adversely affect us.  In consideration of these circumstances, the Company may be forced to consider a merger with another company or the liquidation or dissolution of the Company, including through a bankruptcy proceeding.

Without additional capital, our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  We may need to generate significant revenue or sell equity or debt securities to raise additional funds to continue to operate as a going concern beyond the third quarter of fiscal year 2015.  In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

Our quarterly operating results may continue to fluctuate.

Our revenue and operating results have fluctuated and are likely to continue to fluctuate significantly from quarter to quarter, and we cannot assure you that we will achieve profitability in the future.

Factors that could affect our quarterly operating results include:

●	operating results of CollabRx;

●	operating results of any companies that we may acquire in the future;

●	fluctuations in demand for our products, and the timing of agreements with strategic partners in the health care marketplace;

●	the timing of new products and product enhancements;

●	changes in the growth rate of the health care marketplace;

●	our ability to control costs, including operations expenses;

●	our ability to develop, induce and gain market acceptance for new products and product enhancements;

●	changes in the competitive environment, including the entry of new competitors and related discounting of products;

●	adverse changes in the level of economic activity in the United States or other major economies in which we do business;

●	renewal rates and our ability to up-sell additional products;

●	the timing of customer acquisitions;

●	the timing of revenue recognition for our sales; and

●	future accounting pronouncements or changes in our accounting policies.

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

Our continued success depends on our ability to identify and develop new products and to enhance and improve our existing products, and the acceptance of those products by our existing and target customers. Our growth would likely be adversely affected if:

●	we fail to introduce these new products or enhancements;

●	we fail to successfully manage the transition to new products from the products they are replacing;

●	we do not invest our development efforts in appropriate products or enhancements for markets in which we now compete and expect to compete;

●	we fail to predict the demand for new products following their introduction to market; or

●	these new products or enhancements do not attain market acceptance.

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

Many of our current and potential competitors are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution and other resources and greater name recognition. We could also face competition from new market entrants, including our joint-development partners or other current technology partners. In addition, many of our existing and potential competitors enjoy substantial competitive advantages, such as:

●	longer operating histories;

●	the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;

●	broader distribution and established relationships with partners;

●	access to larger customer bases;

●	greater customer support;

●	greater resources to make acquisitions;

●	larger intellectual property portfolios; and

●	the ability to bundle competitive offerings with other products and services.

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

Index
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

 We may pursue potential acquisitions of, and investments in, businesses, technologies or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including some or all of the following:

●	difficulties in identifying and acquiring complementary products, technologies or businesses;

●	substantial cash expenditures;

●	incurrence of debt and contingent liabilities, some of which we may not identify at the time of acquisition;

●	difficulties in assimilating the operations and personnel of the acquired companies;

Index
●	diversion of management’s attention away from other business concerns;

●	risk associated with entering markets in which we have limited or no direct experience;

●	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business; and

●	delays in customer purchases due to uncertainty and the inability to maintain relationships with customers of the acquired businesses.

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

The closing price of our common stock on The NASDAQ Capital Market has ranged from a high as $5.23 to a low of $1.86 from July 12, 2012, the closing date of our acquisition of CollabRx, through June 30, 2014. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	our quarterly or annual earnings or those of other companies in our industry;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

Index
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

Index
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

 Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 11% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2014. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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
Date: August 13, 2014