Form 10-Q
period 2014-09-30
CollabRx, Inc.
filed 2014-11-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2014

or

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

As of November 12, 2014, there were 2,929,954 shares of the Registrant’s common stock outstanding.

COLLABRX, INC.

Index
PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

COLLABRX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2014	March 31, 2014 *
ASSETS
Current assets:
Cash and cash equivalents	$1,134	$1,430
Accounts receivable	73	148
Prepaid expenses and other current assets	95	183
Deferred financing costs	30	162
Investment in convertible promissory note	395	378
Total current assets	1,727	2,301
Property and equipment, net	127	130
Intangible assets, net	1,177	1,281
Goodwill	603	603
Total assets	$3,634	$4,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$156	$136
Accrued compensation	112	119
Promissory note payable, current	208	--
Deferred revenue	93	108
Liabilities of discontinued operations	--	5
Total current liabilities	569	368
Deferred tax liability	459	500
Promissory note payable	309	509
Other long-term liabilities	13	13
Total liabilities	1,350	1,390

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,929,954and 2,005,187 shares issued and outstanding at September 30, 2014 and March 31, 2014 respectively	29	20
Additional paid-in capital	132,608	130,994
Accumulated deficit	(130,353)	(128,089)
Total stockholders’ equity	2,284	2,925
Total liabilities and stockholders’ equity	$3,634	$4,315

*   Derived from the Company’s audited consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

Index
COLLABRX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Revenue	$176	$251	$240	$521
Cost of revenue	18	18	36	36
Gross profit	158	233	204	485
Operating expenses:
Engineering	539	516	1,081	748
Research and development	32	31	82	205
Sales and marketing	73	73	153	140
General and administrative	553	485	1,197	974
Total operating expenses	1,197	1,105	2,513	2,067
Operating loss	(1,039)	(872)	(2,309)	(1,582)
Other income, net	2	16	9	26
Loss before income tax benefit	(1,037)	(856)	(2,300)	(1,556)
Income tax benefit, net	(21)	(20)	(36)	(41)
Loss from continuing operations	(1,016)	(836)	(2,264)	(1,515)
Gain on sale of discontinued operations, net of taxes	--	267	--	267
Income/(loss) from discontinued operations, net of taxes	--	6	--	(112)
Net income from discontinued operations, net of taxes	--	273	--	155
Net loss	$(1,016)	$(563)	$(2,264)	$(1,360)

Net loss per share from continuing operations:
Basic and diluted	$(0.35)	$(0.43)	$(1.01)	$(0.78)
Net income per share from discontinued operations:
Basic and diluted	$-	$0.14	$-	$0.08
Net loss per share:
Basic and diluted	$(0.35)	$(0.29)	$(1.01)	$(0.70)

Weighted-average shares used in per share computation:
Basic and diluted	2,929	1,953	2,245	1,953

See accompanying notes to condensed consolidated financial statements.

Index
COLLABRX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,264)	$(1,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	253	175
Fair value adjustment of common stock warrants	--	(10)
Depreciation	20	15
Amortization of intangible assets	104	105
Accrued interest on convertible promissory note	(17)	(17)
Deferred taxes	(41)	(41)
Accrued interest on promissory note payable	8	3

Changes in operating assets and liabilities:
Accounts receivable	75	--
Prepaid expenses and other current assets	88	(8)
Deferred financing costs	132	--
Accounts payable and accrued expenses	20	19
Accrued compensation	(7)	21
Deferred revenue	(15)	--
Current assets and liabilities from discontinued operations, net	(5)	(139)
Net cash used in operating activities	(1,649)	(1,237)
Cash flows from investing activities:
Acquisition of property and equipment	(17)	(11)
Net cash used in investing activities	(17)	(11)
Cash flows from financing activities:
Proceeds from at-the-market facility	23	--
Proceeds from sale of common stock, net of expenses of $480	1,347	--
Net cash provided by financing activities	1,370	--
Net decrease in cash and cash equivalents	(296)	(1,248)
Cash and cash equivalents, beginning	1,430	4,039
Cash and cash equivalents, ending	$1,134	$2,791

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

Genetic Variant Annotation™ Service. The “Genetic Variant Annotation” or “GVA” is a service offered to diagnostic testing laboratories, including academic medical centers and commercial laboratories.  Our lab customers provide us with a test result, usually in the form of an electronic file that represents the results of a genomic test, typically from a “Next Generation Sequencing” (“NGS”),  micro-array or similar testing platform.  The test results provided to us contain no patient-identifiable information.  We analyze the test results for the purpose of identifying those genetic alterations which we have annotated in advance as being “actionable” (i.e., related to a therapeutic strategy).  We provide the testing lab with a report, incorporating information regarding identified biomarkers and associated therapeutic strategies for each, along with relevant drugs and clinical trials, to a level and in a format that we have agreed in advance with our customer.  We are compensated for this service either on a per-test or on a volume-adjusted subscription basis.   This service is not available to the public and is not available on our website.

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

Recently, we redesigned our Therapy Finders so that they could be accessed by physicians using the iOS operating system from Apple, Inc. via an iPhone or an iPad, and have named this mobile application “CancerRx.” CancerRx was co-developed with MedPage Today of Everyday Health, Inc., with the ownership of the application retained by CollabRx. A special feature of CancerRx is a daily oncology newsfeed from MedPage Today, all with real-time over the air updates. Our agreement with MedPage Today has each side absorbing its own costs for the development, but sharing the gross advertising, sponsorship and data analytics revenues associated with the app.  We officially launched CancerRx on May 28, 2014 in connection with the 2014 American Society of Clinical Oncology (ASCO) meeting.

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

The Company’s condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred net losses of $2,264 and $1,360 for the six months ended September 30, 2014 and 2013, respectively.  We used $1,649 and $1,237 of cash in operating activities for the six months ended September 30, 2014 and 2013, respectively.  We believe that our existing cash and cash equivalents will be adequate to fund the Company’s operations requirements and obligations through the third quarter of our fiscal year 2015.

On October 20, 2014, the Company filed a registration statement with the SEC on Form S-1 under the Securities Act. CollabRx anticipates using the net proceeds from the offering for general corporate purposes, including development of its products and services, general and administrative expenses and working capital. Aegis Capital Corporation is acting as the sole book-running manager for the offering. The Company anticipates filing a final prospectus supplement and accompanying prospectus describing the terms of the offering will be filed with the SEC and will be available on the SEC's website located at http://www.sec.gov.

On June 25, 2014, the Company closed an underwritten public offering of 913,500 shares of its common stock, offered at a public offering price of $2.00 per share. The Company netted $1,347 after underwriting expenses of $480.   CollabRx anticipates using the net proceeds from the offering for general corporate purposes, including development of its products and services, general and administrative expenses and working capital. Aegis Capital Corporation acted as the sole book-running manager for the offering.  In addition to the offering of 913,500 shares of common stock, 27,405 warrants to purchase shares of common stock were issued in connection with this offering, and were sold to Aegis Capital Corporation for one hundred dollars.  These warrants have an exercise price of $2.50 per share and are not exercisable until June 24, 2015 and expire June 24, 2020.  Such securities could potentially dilute earnings per share in future periods.  Previously deferred financing expenses incurred to raise equity capital related to financing transactions prior to the completion of the financing, as well as other related expenses incurred in the current period, were recognized in the current period and offset the gross proceeds raised.

The June 25, 2014 offering was made pursuant to an effective shelf registration statement (No. 333-193019) previously filed with the U.S. Securities and Exchange Commission (the "SEC"). A final prospectus supplement and accompanying prospectus describing the terms of the offering has been filed with the SEC and is available on the SEC's website located at http://www.sec.gov.

Index
While the Company successfully completed the aforementioned public offering on June 25, 2014, without additional capital, our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity financings and collaborative agreements with strategic partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows. However, the perception that we may not be able to continue as a going concern may cause others to choose not to pursue a business relationship with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

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

Basis of Presentation

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the March 31, 2014 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the financial statements in accordance with GAAP.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed on June 9, 2014.  The results of operations for the three and six months ended September 30, 2014 are not necessarily indicative of results to be expected for the entire year.

Reclassification

Certain prior year operating expense amounts were reclassified, still within operating expenses, to conform to the current year presentation.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of the Company during the period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and other distributions to owners.   For the three and six months ended September 30, 2014 and 2013, respectively, the Company had no items of other comprehensive loss.  Therefore the net loss equals the comprehensive loss for each of the three and six months then ended.

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

Index
Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments.  The Company’s accounts receivable balance is also subject to credit risk. Substantially all of the Company’s cash equivalents are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the United States.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company no longer maintains reserves for potential credit losses. There have been no write-offs during the periods presented.

For the three months ended September 30, 2014, three customers accounted for 28.4%, 28.4% and 14.2%, respectively, of the Company’s revenue.  For the six months ended September 30, 2014, four customers accounted for 20.9%, 20.9%, 17.4% and 10.4%, respectively, of the Company’s revenue.  For the three and six months ended September 30, 2013, one customer accounted for 99.6% and 96.0%, respectively, of the Company’s revenue.

Life Technologies, Inc. (now Thermo-Fisher Scientific, Inc.) has been a major contributor to our revenue and gross profit in the past. However, we have funded the Company’s operating expenses primarily with cash on hand, the net proceeds from the sale of discontinued assets, as disclosed in prior filings, and our recent follow-on public offering of stock.  We are actively engaged in negotiations with several other companies who are interested in purchasing our content on similar terms or under annual subscriptions or software-as-a-service (“SaaS”) arrangements.

For the period ended September 30, 2014, two customers accounted for 68.9% and 23.2% of the balance in accounts receivable.  One customer accounted for 100% of the balance in accounts receivable for the period ended September 30, 2013.  The Company sold the last two patent lots of our NLD portfolio for approximately $365 in the second quarter of the prior fiscal year.  The related accounts receivable were recorded in other assets of discontinued operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments having a maturity of three months or less on the date of purchase to be cash equivalents.

As of September 30, 2014 and March 31, 2014, all of the Company’s cash equivalents are included as Level 1 assets on the fair value hierarchy, and were held in the form of money market funds in the condensed consolidated balance sheets.

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

Investment in Convertible Promissory Note

On November 22, 2011, the Company completed a $300 strategic investment in NanoVibronix, Inc., (“NanoVibronix”) a private company that develops medical devices and products that implement its proprietary therapeutic ultrasound technology.  The Company’s investment in NanoVibronix is in the form of a convertible promissory note that bears interest at a rate of 10% per year compounded annually and matures on November 15, 2014.  Our investment was intended to precede a possible merger of the two companies.  However, those discussions were terminated by mutual agreement between the parties and NanoVibronix, Inc. continues to operate as a private company as of September 30, 2014.  NanoVibronix has filed a registration statement with the Securities and Exchange Commission in connection with a proposed initial public offering.  If the offering is completed, the Convertible Promissory Note will be converted into common stock of NanoVibronix.  In addition, should NanoVibronix, Inc. become a public company, the Company’s Chief Executive Officer will become a member of the NanoVibronix, Inc. Board of Directors.

As of September 30, 2014 and March 31, 2014, the Convertible Promissory Note balance was $395 and $378, respectively, consisting of the original $300 investment and $95 and $78, respectively, in accrued interest.

Index
Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

For the six months ended September 30, 2014 and 2013, respectively, the Company had zero reserves for potential credit losses as such risk was determined to be insignificant.  The Company does not currently maintain an allowance for doubtful accounts receivable for potential estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company believes no such reserve is currently required.  The Company had zero write-offs during the periods presented.  The Company reviews the estimated risk of current customers’ inability to make payments on a quarterly basis to determine if any amount is uncollectible.

Revenue Recognition

Each contract sale of our interpretive data is evaluated individually in regard to revenue recognition.  We have integrated in our evaluation the related guidance included in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable, delivery has occurred, and collectibility is reasonably assured.

For arrangements that include multiple deliverables, we identify separate units of accounting based on the guidance under ASC 605-25, Multiple Element Arrangements, which provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting, if certain criteria are met.  The consideration of the arrangement is allocated to the separate units of accounting using the relative fair value method.  Applicable revenue recognition criteria are considered separately for each separate unit of accounting

Revenue from fixed price contracts is recognized primarily under the percentage of completion method.  Under this method we recognize estimated contract revenue and resulting income based on costs incurred to date as a percentage of the total estimated costs as we consider this model to best reflect the economics of these contracts.  In such contracts, the Company’s efforts, measured by time incurred, typically represents the contractual milestones or output measure.   If at any time during the contract period, we determine that a loss will occur, we recognize the loss in that period. Furthermore, if in previous periods a profit was recognized under the percentage-of completion method, the profit would be reversed during the period we determined a loss on the contract exists.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.  The Company’s financial instruments consist primarily of money market funds denominated in U.S. dollars.  The carrying amounts of our cash and cash equivalents are valued using Level 1 inputs, and totaled $1,134.

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

With the acquisition of CollabRx, the Company acquired software, trade names, customer relationships, non-compete agreements and goodwill.  The lives of the acquired intangible assets range from three to ten years.  Intangible assets, except for trade names, are amortized on a straight-line basis.  Intangible assets related to trade names are not amortized.  The Company tests for impairment at least annually.  The fair values of these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss will be recognized based on the excess of the carrying amount over the fair value of the assets.  The Company recognized $104 and $105 of amortization expense for the six-month periods ended September 30, 2014 and 2013, respectively.   The amortization expense included in cost of revenue is related to the acquired software and is amortized on a straight-line basis over the expected life of the asset, which the Company believes to be ten years.

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

The Company recorded zero disposal losses for fixed assets for the six months ended September 30, 2014 and 2013, respectively.

Deferred Offering Costs

Deferred offering costs represent expenses incurred to raise equity capital related to financing transactions that have not yet been completed.   In the three months ended September 30, 2014, the Company deferred $30 of offering costs in connection with a secondary offering which was filed on October 20, 2014.   In the six months ended September 30, 2014, the Company recognized previously deferred offering costs of $162 in connection with its underwritten public offering of 913,500 shares of its common stock, which closed on June 25, 2014.

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

Total stock-based compensation expense related to stock options and restricted stock units (“RSUs”) for the six months ended September 30, 2014 and 2013 was $253 and $175, respectively.

The Company utilized the following weighted average valuation assumptions to estimate the fair value of options that were granted for the three and six-month periods ended September 30, 2014 and 2013, respectively.

STOCK OPTIONS:	2014	2013
Expected life (years)	6.0	6.0
Volatility	148.3%	152.4%
Risk-free interest rate	1.73%	1.55%
Dividend yield	0%	0%

ESPP awards are valued using the Black-Scholes option pricing model with expected volatility calculated using a six-month historical volatility.   No ESPP awards were made in the three-month period ended September 30, 2014.
Valuation and Other Assumptions for Stock Options
Valuation and Amortization Method.    We estimate the fair value of stock options granted using the Black-Scholes option pricing model. We estimate the fair value using a single option approach and amortize the fair value on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.
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
Risk-Free Interest Rate.    We base the risk-free interest rate used in the Black-Scholes option pricing model on U.S. Treasury yield curve in effect at the time of grant for zero-coupon issues with remaining terms equivalent to the expected term of our option grants.
Dividends.    We have never paid any cash dividends on common stock and we do not anticipate paying any cash dividends in the foreseeable future.
Forfeitures.    We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation expense only for those awards that are expected to vest.

During the three months ended September 30, 2014, the Company granted 142,400 options.

Index
Stock Options

A summary of the stock option activity during the six-months ended September 30, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Beginning outstanding, March 31, 2014	371,759	$7.89	7.59	$775.00
Granted	154,068	1.99
Forfeited	(32,848)	2.87
Expired	(832)	89.52

Ending outstanding, September 30, 2014	492,147	$6.24	7.54	$300.00
Ending vested and expected to vest	491,847	$6.24	7.54	$300.00
Ending exercisable	252,145	$9.47	5.93	$-

The aggregate intrinsic value of stock options outstanding as of September 30, 2014 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of September 30, 2014.

The following table summarizes information with respect to stock options outstanding as of September 30, 2014:

Range of Exercise Prices		Number Outstanding As of September 30, 2014	Weighted- Average Remaining Contractual Term (in Years)	Weighted- Average Exercise Price	Number Exercisable As of September 30, 2014	Weighted- Average Exercise Price As of September 30, 2014
$1.05	$1.99	126,900	9.57	$1.88	26,566	$1.96
2.90	4.50	265,649	8.19	3.65	125,981	3.77
6.00	11.70	48,690	4.14	11.12	48,690	11.12
17.80	28.10	39,244	2.81	21.63	39,244	21.63
34.20	41.45	11,664	1.00	40.37	11,664	40.37

$1.05	$41.45	492,147	7.54	$6.24	252,145	$9.47

As of September 30, 2014, there was $396 of total unrecognized compensation cost related to outstanding options that the Company expects to recognize over an estimated weighted average period of 2.44 years.

Restricted Stock Units

The following table summarizes the Company’s unvested RSU activity for the six months ended September 30, 2014:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance, March 31, 2014	129,050	$2.77
Granted	100,000	1.99
Forfeited	(10,000)	3.75
Vested	(39,750)	2.36
Balance, September 30, 2014	179,300	$2.37

Index
Unvested Restricted Stock as of September 30, 2014

As of September 30, 2014, there was $284 of total unrecognized compensation cost related to outstanding RSUs, which the Company expects to recognize over an estimated weighted average period of 1.47 years.

In June 2014, Mr. Mika, the Company’s Chief Executive Officer, voluntarily forfeited vested deferred restricted stock units providing him the right to receive 138,203 shares of the Company’s common stock. In July 2014, the Company’s Board approved a grant of 100,000 RSUs to Mr. Mika. As a result of the new grant, the fair value of the RSUs will be recognized over the remaining requisite service period of three years. The maximum number of shares of stock that may be subject to one or more awards granted to any one participant pursuant to the 2007 Plan during any calendar year is currently 100,000, and the Board intends to grant an additional 50,000 RSUs to Mr. Mika at the beginning of the next calendar year.

2.	Earnings Per Share (EPS):

Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period.

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Loss from continuing operations	$(1,016)	$(836)	$(2,264)	$(1,515)

Net income from discontinued operations, net of taxes	-	273	-	155

Net loss applicable to common stockholders	$(1,016)	$(563)	$(2,264)	$(1,360)
Weighted-average common shares used in per share computation	2,929	1,953	2,245	1,953

Net loss per share from continuing operations:
Basic and diluted	$(0.35)	$(0.43)	$(1.01)	$(0.78)
Net income per share from discontinued operations:
Basic and diluted	$-	$0.14	$-	$0.08
Net loss per share:
Basic and diluted	$(0.35)	$(0.29)	$(1.01)	$(0.70)

Including 63,671 shares of vested and deferred RSUs, there are outstanding options and RSUs of 735,118 and 442,529 shares of common stock at a weighted-average exercise price per share of $6.70 and $10.14 on September 30, 2014 and 2013, respectively, were not included in the computation of diluted net loss per common share for each of the three month periods presented as a result of their anti-dilutive effect.  Also, warrants to purchase 92,888 shares of common stock with a weighted average exercise price of $3.15 per share were not included in the computation of diluted net loss per common share.  These warrants, which represent the balance of Sequel Power’s grant, expire January 14, 2015.  In addition, the outstanding balance excludes 27,405 warrants to purchase shares of common stock, which were issued in connection with the recent public offering, which closed on June 25, 2104.  These warrants have an exercise price of $2.50 per share and are not exercisable until June 24, 2015 and expire June 24, 2020.  Such securities could potentially dilute earnings per share in future periods.

Index
3.	Financial Instruments:

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, convertible promissory note, notes receivable, accrued expenses, promissory note payable and other liabilities approximates fair value due to their relatively short maturity. The Company currently has only minimal sales in global markets and is not exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses), if any, are included in other income (expense), and were $0 for the three-month periods ended September 30, 2014 and 2013.  On September 30, 2014, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.  Certain warrants expired on September 9, 2013, which then ended the Company’s liability associated with these warrants, which had an exercise price of $30.00.  The Company recorded a non-cash gain $10 in the three months ended September 30, 2013.

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

In the six months ended September 30, 2013, the Company recognized a cash gain of $20 in discontinued operations as a result of final closing of bank accounts in its Italian subsidiary and a federal tax refund regarding discontinued operations, and a net $4 non cash gain related to the write off of discontinued assets and liabilities in its foreign subsidiaries.  In the same period, the Company also recognized a reclassification out of accumulated other comprehensive loss and into Loss from Discontinued Operations, net of taxes.  The reclassification is related to the recognition of a non-cash loss of $142 from the foreign exchange differences from its former Tegal foreign subsidiaries, primarily as a result of the final closing the former Tegal German subsidiary.   The Company received permission to close the German subsidiary in June 2013.  No further audits or reviews are anticipated by foreign taxing authorities.

As of September 30, 2014, the Company had $0 in both discontinued assets and liabilities.  As of March 31, 2014, the Company had $0 in discontinued assets and $5 in discontinued liabilities.  During the three months ended September 30, 2014, the Company recognized no activity in discontinued operations.  The Company has no remaining intellectual property related to discontinued operations.

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

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment and are attributed to the geographic location in which they are located.  For all periods presented, revenues by geographic region were all in the United States.

Revenues for the three and six months ended September 30, 2014 and 2013, respectively, are all part of continuing operations, and all related to our genomics based technology information.

CollabRx’s genomics based technology information business is the core of our business and operations going forward.  Additionally, all long-lived, intangible and goodwill assets are located in the United States and are included in continuing operations.  There are no long-lived assets in discontinued operations.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Sub Topic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ( Ability to Conti ASU 2014-15 clarifies  principles and definitions that may be used by an organization’s management for disclosures that are currently made available in financial statement footnotes.   Presently, U.S. GAAP does not provide an organization’s management guidance regarding its responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern or to prepare related footnote disclosures.  Instead, auditors are responsible for assessing an entity’s ability to continue as a going concern under AU-C 570. ASU 2014-15 will move this responsibility to management.  ASU 2014-15 will require management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016 to allow the auditing guidance to catch up with this change.  ASU No. 2014-15 affects all companies and nonprofits and early application is allowed.  We are currently evaluating the impact of adopting this new guidance on our condensed consolidated financial statements.

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

The Company has several non-cancelable operating leases, primarily for general office space, that expire over the next four years.  We have no capital leases at this time. Future minimum lease payments under these leases are as follows:

Year Ending March 31,	Operating Leases

2015	$62
2016	126
2017	129
2018	54
Thereafter	-
Total minimum lease payments	$371

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to discontinued operations, net of sublease income, was $0 during each of the three and six months ended September 30, 2014, and 2013, respectively.  Rent expense for operating leases related to continuing operations, net of sublease income, was $33 and $65, during the three and six months ended September 30, 2014, respectively.  Rent expense for operating leases related to continuing operations, net of sublease income, was $32 and $73, during the three and six months ended September 30, 2013, respectively.

9.	Subsequent Events:

The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) under on October 20, 2014.  CollabRx anticipates using the net proceeds from the offering for general corporate purposes, including development of its products and services, general and administrative expenses and working capital. Aegis Capital Corporation is acting as the sole book-running manager for the offering. The Company anticipates filing a final prospectus supplement and accompanying prospectus describing the terms of the offering will be filed with the SEC and will be available on the SEC's website located at http://www.sec.gov.

Without additional capital, our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  Until the Company can generate sufficient levels of cash from its operations, we may need to sell equity or debt securities to raise additional funds to continue to operate as a going concern beyond the third quarter of our fiscal year 2015. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to pursue a business relationship with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

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

Overview of our Current Business

CollabRx, Inc. is just entering the commercialization phase of our business.  We are focused on developing and delivering content-rich knowledge-based products and services that inform healthcare decision-making, with an emphasis on genomics-based “precision” medicine and big data analytics.   Our proprietary content is organized in a knowledge base that expresses the relationship between genetic profiles and therapy considerations including molecular diagnostics, medical tests, clinical trials, drugs, biologics, and other information relevant for cancer treatment planning.  We have developed a method for capturing how practicing physicians use this information in the clinical setting, by incorporating within the knowledge base the views of a large network of independent key opinion leaders in medicine and medical research.

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

Recently, we redesigned our Therapy Finders so that they could be accessed by physicians using the iOS operating system from Apple, Inc. via an iPhone or an iPad, and have named this mobile application “CancerRx.” CancerRx was co-developed with MedPage Today of Everyday Health, Inc., with the ownership of the application retained by CollabRx. A special feature of CancerRx is a daily oncology newsfeed from MedPage Today, all with real-time over the air updates. Our agreement with MedPage Today has each side absorbing its own costs for the development, but sharing the gross advertising, sponsorship and data analytics revenues associated with the app.  We officially launched CancerRx on May 28, 2014 in connection with the 2014 American Society of Clinical Oncology (ASCO) meeting.

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

Critical Accounting Policies and Estimates

We prepare the condensed consolidated financial statements in conformity with GAAP which requires management to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying condensed consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes.  Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgment or estimates include but are not limited to revenue recognition, accounting for stock-based compensation, accounts for receivables and allowance for doubtful accounts and impairment of goodwill and intangible assets.  Actual results may differ from these estimates under different assumptions or conditions.  Critical accounting policies are defined as those that are required for management to make estimates, judgments and assumptions giving due consideration to materiality, in certain circumstances that affect amounts reported in the condensed consolidated financial statements, and potentially result in materially different results under different conditions and assumptions.  We based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates.  During the three months ended September 30, 2014, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2014 Annual Report on Form 10-K.

Index
Results of Operations

The following table sets forth certain financial items for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Revenue	$176	$251	$240	$521
Cost of revenue	18	18	36	36
Gross profit	158	233	204	485
Operating expenses:
Engineering	539	516	1,081	748
Research and development	32	31	82	205
Sales and marketing	73	73	153	140
General and administrative	553	485	1,197	974
Total operating expenses	1,197	1,105	2,513	2,067
Operating loss	(1,039)	(872)	(2,309)	(1,582)
Other income, net	2	16	9	26
Loss before income tax benefit	(1,037)	(856)	(2,300)	(1,556)
Income tax benefit, net	(21)	(20)	(36)	(41)
Loss from continuing operations	(1,016)	(836)	(2,264)	(1,515)
Gain on sale of discontinued operations, net of taxes	--	267	--	267
Income/(loss) from discontinued operations, net of taxes	--	6	--	(112)
Net income from discontinued operations, net of taxes	--	273	--	155

Net loss	$(1,016)	$(563)	$(2,264)	$(1,360)

Net loss per share from continuing operations:
Basic and diluted	$(0.35)	$(0.43)	$(1.01)	$(0.78)
Net income per share from discontinued operations:
Basic and diluted	$-	$0.14	$-	$0.08
Net loss per share:
Basic and diluted	$(0.35)	$(0.29)	$(1.01)	$(0.70)

Weighted-average shares used in per share computation:
Basic and diluted	2,929	1,953	2,245	1,953

Revenue

Revenue for the three and six month periods ended September 30, 2014 decreased by $75 and $281, respectively, compared to the three and six month periods ended September 30, 2013.   Revenues in fiscal 2014 were derived primarily from the Company’s first multiple-element arrangement with a strategic customer.  This arrangement began in fiscal year 2013 and expired in fiscal year 2014.  Revenues in fiscal 2015 were derived from multiple customer SaaS service agreements, a royalty agreement, advertising revenues and testing fees.

As a percentage of total revenue for the three and six months ended September 30, 2014, international sales were an immaterial portion of total revenues.   As a percentage of total revenue for the three and six months ended September 30, 2013, international sales were 0%.

Gross Profit

Gross profit for the three and six months ended September 30, 2014 decreased $75 and $281, respectively, compared to the three and six months ended September 30, 2013. Our gross profit reflects the amortization of the Company’s product specific software, which was included in the CollabRx acquisition.  Any engineering expenses related to revenue are also included in cost of revenue.  For the three and six months ended September 30, 2014 and 2013, respectively, there were no additional engineering expenses included in cost of revenue.

Our gross margins for the three and six months ended September 30, 2014 were 89.8% and 85.0%, respectively.  Our gross margins for the three and six months ended September 30, 2013 was 92.8% and 93.1% respectively.  These periods included revenue solely derived from our genomics based information products.  The amortization of acquired software is included in cost of goods.

Index
Engineering

We define “Engineering” as those development activities that are related to products, content or services that have been offered for sale or for which we have been paid.  We define research and development (“R&D”) as those development activities that are related to products which have not yet been offered for sale or for activities for which we have not been paid. Engineering expenses consist primarily of salaries, and those salaries and related expenses are assigned to either Engineering or R&D based on the specific projects that the staff is working on during the quarter.  The increase in Engineering expense of $23 and $333 for the three and six months ended September 30, 2014, compared to the same period in 2013, reflected higher employee related expenses due to additional headcount and a greater level of effort focused on existing products than on products that had not yet been offered for sale.

Research and Development

The increase of R&D expense of $1 and the decrease of $123 for the three and six month periods ended September 30, 2014, respectively, compared to the same periods in 2013 reflects the focus of development activities on products offered for sale, as opposed to those that may be offered in the future.  The launch of the Genetic Variant Annotation Service in August 2013 significantly lowered the amount of effort being devoted to future products.  Extensions or improvements to the Therapy Finders, CancerRx mobile app and the GVA, along with fee-for-service development activities are all assigned as Engineering expenses rather than R&D.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries.  For the three months ended September 30, 2014 and 2013, respectively, sales and marketing expenses were flat.  For the six months ended September 30, 2014 and 2013, respectively, the increase of $13 resulted primarily from increased expenses related to medical conference attendance.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities.  The increase in general and administrative expenses of $68 and $233 for the three and six month periods ended September 30, 2014, compared to the same period in 2013 was due primarily to higher expenses related to consultants, investor relations and presentations, as well as higher expenses for director compensation, stock compensation expense and corporate taxes.

Other Income, net

Other income, net primarily consists of the interest earned on our NanoVibronix investment.

Income Taxes

As a result of the acquisition of CollabRx by stock purchase, the Company had no tax basis in the intangible assets acquired.  During the three and six months ended September 30, 2014, the Company recognized $21 and $41 in each period, respectively, in tax benefit as a result of this difference.  The Company also recognized $20 and $41 in each of three and six month periods ended September 30, 2013 in tax benefit as a result of this difference.

Due to our net loss and the aforementioned valuation allowance on the resulting deferred tax asset, the Company recognized no federal or state income taxes in our condensed consolidated statements of operations for the three and six months ended September 30, 2014 and 2013, respectively.

The Company did however recognize $5 for city taxes and the annual minimum amount due for state income taxes in the six months ended September 30, 2014.

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

Index
Discontinued Operations

Discontinued operations consists of interest income from accounts related to discontinued operations, other income, gains and losses on the disposal of fixed assets of discontinued operations, gains and losses on foreign exchange and interest income on money market funds, as well as the reclassification of net expenses associated with our exit from our historical core operations.  The Company no longer has any assets or liabilities associated with discontinued operations as of the end of fiscal year 2014.

In the six months ended September 30, 2013, the Company completed the final closing of bank accounts in its Italian subsidiary.  It also recognized a net $4 non cash gain related to the write off of discontinued assets and liabilities in its foreign subsidiaries, and recognized a reclassification out of accumulated other comprehensive loss and into Loss from Discontinued Operations, net of taxes.  The reclassification is related to the recognition of a non-cash loss of $142 from the of foreign exchange differences from its former Tegal foreign subsidiaries, primarily as a result of the final closing of the former Tegal German subsidiary.   The Company received permission to close the German subsidiary in June 2013.  No further audits or reviews are anticipated by foreign taxing authorities.

With the closure of the former Tegal’s foreign subsidiaries and the sale of the Company’s last two patent lots in fiscal year 2014, the Company has no other activities or assets related to discontinued operations.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Promissory note payable	$500	$167	$333	$-	$-
Interest due on convertible promissory note payable	71	41	30	-	-
Non-cancelable operating lease obligations	371	125	246	-	-
Total contractual cash obligations	$942	$333	$609	$-	$-

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to discontinued operations, net of sublease income, was $0 for the periods presented.  Rent expense for operating leases related to continuing operations was $33 and $65 for the three and six-month periods ended September 30, 2014, respectively.   Rent expense for operating leases related to continuing operations was $32 and $73 for the three and six-month periods ended September 30, 2013, respectively.  The Company has no sublease income for the periods presented.

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

Liquidity and Capital Resources

For the six months ended September 30, 2014 and the fiscal year ended March 31, 2014, we financed our operations from existing cash on hand and the net proceeds from the sale of discontinued assets, as disclosed in prior filings, and the net proceeds raised from an underwritten public offering which closed on June 25, 2014.  Net cash used in operating activities during the six months ended September 30, 2014 was $1,649.  The primary changes in our cash flow statement for the six months ended September 30, 2014 compared to the corresponding period in the prior fiscal year were due to our net loss of $2,264, partially offset by changes in stock compensation expense, amortization of intangibles, deferred financing expenses of the Company’s recent round of new financing and changes in accounts receivable.  Net cash used in operating activities during the six months ended September 30, 2013 was $1,237, due primarily to our net loss of $1,360 and changes in assets and liabilities of discontinued operations, partially offset by stock compensation expense and amortization of intangibles.

Index
The condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. We incurred net losses of $2,264 and $1,360 for the six months ended September 30, 2014 and 2013, respectively.  We believe that our existing cash will be adequate to fund operations through the third quarter of our fiscal year 2015.   On October 20, 2014, the Company filed a registration statement with the SEC on Form S-1 under the Securities Act. CollabRx anticipates using the net proceeds from the offering for general corporate purposes, including development of its products and services, general and administrative expenses and working capital.

On June 25, 2014, the Company closed an underwritten public offering of 913,500 shares of its common stock, offered at a public offering price of $2.00 per share. Gross proceeds to CollabRx from this offering were $1,827 before deducting the underwriting discount and other estimated offering expenses payable by CollabRx. CollabRx anticipates using the net proceeds from the offering for general corporate purposes, including development of their products and services, general and administrative expenses and working capital.  Aegis Capital Corp. acted as the sole book-running manager for the offering.  In addition to the offering of 913,500 shares of common stock, 27,405 warrants to purchase shares of common stock were issued in connection with this offering.  These warrants have an exercise price of $2.50 per share and are not exercisable until June 24, 2015 and expire June 24, 2020.  Such securities could potentially dilute earnings per share in future periods.  Previously deferred financing expenses incurred to raise equity capital related to financing transactions prior to the completion of the financing, as well as other related expenses incurred in the current period, were recognized in the current period and offset the gross proceeds raised.   Total underwriting discount and financing expenses were $480.

The Company netted $1,347 after underwriting expenses.  Even so, without additional capital, our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

The Company also received $23 from the sale of 7,101 shares through an at-the-market financing facility through Cantor Fitzgerald.

While the Company successfully completed the aforementioned public offering, without additional capital, our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  We believe that our existing cash and cash equivalents will be adequate to fund the Company’s operations requirements and obligations through the third quarter of our fiscal year 2015.

Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity financings and collaborative agreements with strategic partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows. However, the perception that we may not be able to continue as a going concern may cause others to choose not to pursue a business relationship with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

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

Foreign Currency Exchange Risk

As of September 30, 2014 and March 31, 2014, all of the Company’s cash equivalents were held in the form of money market funds denominated in U.S. dollars in the condensed consolidated balance sheet.  Changes in the exchange rate between other currencies and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.

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
Our financial instruments consist primarily of money market funds.  As of September 30, 2014, all of our investments were classified as cash equivalents in the condensed consolidated balance sheet. The carrying amounts of our cash equivalents are valued using Level 1 inputs.  Our cash equivalents total $1,134.

Interest Rate Risk

We are only marginally exposed to interest rate risk through interest earned on money market funds. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past. We do not hold or issue derivatives, commodity instruments or other financial instruments for trading purposes.

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

Index
Evaluation of Disclosure Controls and Procedures

As of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of September 30, 2014, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
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

We had net losses of $2,264, $3,314 and $3,928, for the six months ended September 30, 2014 and the fiscal years ended March 31, 2014 and 2013, respectively. We used cash flows from operations of $1,649, $2,593 and $3,838 in these respective periods.  We expect to continue to sustain losses for the foreseeable future, which may decrease the price of our common stock.

Although we believe that our existing cash balances will be adequate to fund operations through the third quarter of our fiscal year 2015, we cannot assure you that we will be successful in pursuing any of the strategic alternatives described in the Company’s Annual Report on Form 10-K.

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

Index
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

Index
If we cease to be a “smaller reporting company” in the future, we will be required to obtain an auditor’s attestation on the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002. Complying with this requirement will increase our accounting costs, and any delay or difficulty in satisfying this requirement could adversely affect our future results of operations and our stock price.

As a smaller reporting company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an independent registered public accounting firm to test the internal control over financial reporting of public companies, and to report on the effectiveness of such controls. If our status as a smaller reporting company changes, we may be required to comply with this auditor attestation requirement. We expect that compliance with this requirement would increase our financial compliance costs and make our audit process more time consuming and costly. In addition, we may in the future discover areas of our internal controls that need improvement, particularly with respect to businesses that we may acquire. If so, we cannot be certain that any remedial measures we take will ensure that we have adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if it becomes necessary for our independent registered public accounting firm to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting and it is unable to do so, investors could lose confidence in the reliability of our financial statements. Any failure to implement required new or improved controls, or difficulties or significant costs encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

The market for cloud-based and cloud-focused solutions is at a relatively early stage of development, and if it does not develop or develops more slowly than we expect, our business could be harmed.

The market for cloud-based solutions is at an early stage relative to physical appliances and on-premise solutions, and these types of deployments may not achieve or sustain high levels of demand and market acceptance. Many factors may affect the market acceptance of cloud-based and cloud-focused solutions, including:

•	perceived security capabilities and reliability;
•	perceived concerns about the ability to scale operations for large enterprise customers;
•	concerns with entrusting a third party to store and manage critical data; and
•	the level of configurability or customizability of the solutions.

If organizations do not establish a presence in the cloud or do not perceive the benefits of our cloud-focused solutions, or if our competitors or new market entrants are able to develop cloud-focused solutions that are or are perceived to be more effective than ours, this portion of our business may not grow further or may develop more slowly than we expect, either of which would adversely affect our business and operating results.

If our stock price falls below $1.00 for 30 consecutive days, our common stock could be delisted from NASDAQ.

Our stock price has been and is likely to continue to be volatile, and an investment in our common stock could decline in value.  If our common stock price closes below $1.00 per share for 30 consecutive days, we may receive notification from NASDAQ that our common stock will be delisted from NASDAQ unless the stock closes at or above $1.00 per share for at least ten consecutive days during the 180-day period following such notification.  In the future, our common stock price or our tangible net worth may fall below the NASDAQ listing requirements, or we may not comply with other listing requirements, with the result being that our common stock might be delisted.  If our common stock is delisted, we may list our common stock for trading over-the-counter. Delisting from the NASDAQ could adversely affect the liquidity and price of our common stock and it could have a long-term impact on our ability to raise future capital through the sale of our common stock.

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

The closing price of our common stock on The NASDAQ Capital Market has ranged from a high as $5.23 to a low of $1.05 from July 12, 2012, the closing date of our acquisition of CollabRx, through September 30, 2014. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 10% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2014. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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
Date: November 14, 2014