Form 10-Q
period 2014-12-31
CollabRx, Inc.
filed 2015-02-13
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2014

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of  February 11, 2015, there were 3,174,918 shares of the Registrant’s common stock outstanding.

COLLABRX, INC.

Index
PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

COLLABRX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	December 31, 2014	March 31, 2014 *
ASSETS
Current assets:
Cash and cash equivalents	$193	$1,430
Accounts receivable	47	148
Prepaid expenses and other current assets	166	183
Deferred financing costs	--	162
Investment in convertible promissory note	399	378
Total current assets	805	2,301
Property and equipment, net	117	130
Intangible assets, net	1,125	1,281
Goodwill	603	603
Total assets	$2,650	$4,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$175	$136
Accrued compensation	155	119
Promissory note payable, current	208	--
Deferred revenue	72	108
Liabilities of discontinued operations	-	5
Total current liabilities	610	368
Deferred tax liability	438	500
Promissory notes payable	317	509
Other long-term liabilities	13	13
Total liabilities	1,378	1,390
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,931,621 and 2,005,187 shares issued and outstanding at December 31, 2014 and March 31, 2014 respectively	29	20
Additional paid-in capital	132,720	130,994
Accumulated deficit	(131,477)	(128,089)
Total stockholders’ equity	1,272	2,925
Total liabilities and stockholders’ equity	$2,650	$4,315

*   Derived from the Company’s audited consolidated financial statements.
See accompanying notes to condensed consolidated financial statements.

Index
COLLABRX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Revenue	$94	$56	$334	$577
Cost of revenue	18	104	54	140
Gross profit/(loss)	76	(48)	280	437
Operating expenses:
Engineering	475	473	1,556	1,199
Research and development	1	21	83	234
Sales and marketing	68	57	221	196
General and administrative	672	422	1,869	1,410
Total operating expenses	1,216	973	3,729	3,039
Operating loss	(1,140)	(1,021)	(3,449)	(2,602)
Other income/(expense), net	(4)	7	5	33
Loss before income tax benefit	(1,144)	(1,014)	(3,444)	(2,569)
Income tax benefit, net	(20)	(20)	(56)	(61)
Loss from continuing operations	(1,124)	(994)	(3,388)	(2,508)
Gain on sale of discontinued operations, net of taxes	--	--	--	267
Loss from discontinued operations, net of taxes	--	(10)	--	(122)
Net income/(loss) from discontinued operations, net of taxes	--	(10)	--	145
Net loss	$(1,124)	$(1,004)	$(3,388)	$(2,363)

Net loss per share from continuing operations:
Basic and diluted	$(0.38)	$(0.51)	$(1.37)	$(1.28)
Net income/(loss) per share from discontinued operations:
Basic and diluted	$-	$-	$-	$0.07
Net loss per share:
Basic and diluted	$(0.38)	$(0.51)	$(1.37)	$(1.21)

Weighted-average shares used in per share computation:
Basic and diluted	2,932	1,963	2,478	1,955

See accompanying notes to condensed consolidated financial statements.

Index
COLLABRX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,388)	$(2,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	365	272
Fair value adjustment of common stock warrants	--	(10)
Depreciation	30	24
Amortization of intangible assets	156	156
Accrued interest on convertible promissory note	(21)	(25)
Deferred taxes	(62)	(61)
Accrued interest on promissory note payable	16	4

Changes in operating assets and liabilities:
Accounts receivable	101	195
Prepaid expenses and other current assets	17	(62)
Deferred financing costs	162	(129)
Accounts payable and accrued expenses	39	133
Accrued compensation	36	67
Deferred revenue	(36)	--
Current assets and liabilities from discontinued operations, net	(5)	143
Net cash used in operating activities	(2,590)	(1,656)
Cash flows from investing activities:
Acquisition of property and equipment	(17)	(17)
Net cash used in investing activities	(17)	(17)
Cash flows from financing activities:
Proceeds from at-the-market facility	23	--
Proceeds from sale of common stock, net of expenses of $480	1,347	--
Net cash provided by financing activities	1,370	--
Net decrease in cash and cash equivalents	(1,237)	(1,673)
Cash and cash equivalents, beginning	1,430	4,039
Cash and cash equivalents, ending	$193	$2,366

Supplemental disclosure of non-cash activities:
Shares issued in CollabRx acquisition	$--	$932
Note receivable used as consideration for CollabRx acquisition	$--	$300
Promissory Note issued in CollabRx acquisition	$--	$500
Fair value of assets acquired in CollabRx acquisition	$--	$2,253
Liabilities assumed in CollabRx acquisition	$--	$997

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

CollabRx offers cloud-based expert systems that provide clinically relevant interpretive knowledge to institutions, physicians, researchers and patients for genomics-based medicine in cancer to inform health care decision-making.  With access to approximately 75 clinical and scientific advisors at leading academic institutions and a suite of tools and processes that combine artificial intelligence-based analytics with proprietary interpretive content, the Company is well positioned to participate in the value-added “big data” opportunity in the U.S. health care.  We use the term “cloud” to mean a product or service that can be delivered via the Internet, usually on a pay-for-use or subscription basis, versus the purchase and installation of enterprise-based software, which typically requires investments in both software and hardware, often also requiring large-scale customization efforts.  The Company uses the term “big data” to refer to datasets whose size is beyond the ability of typical database software tools to capture, store, manage, and analyze.

The Company searches publicly available databases as source documents for our knowledge base.  Such databases include those that are available, either free or on a commercial basis, in the areas of clinical trials, drugs, investigational compounds, biomarkers, bioinformatics, cancer ontology and literature.  The Company then aggregates, annotates and integrates these datasets for the purpose of defining the relationship of biomarkers to therapeutic strategies, drugs and clinical trials. None of the individual databases the Company utilizes as sources provide information on the interrelationships of these discrete elements.  In addition, CollabRx has developed a process for incorporating the guidance of our network of physician and research advisors in the selection of the most relevant data for specific diagnoses, histopathology data, prior treatments and biomarkers.  The result of this software- and expert-assisted process is proprietary content incorporated into our knowledge base which includes decision rules, succinct statements of therapeutic strategy and a comprehensive listing of appropriate drugs and clinical trials, all related to specific aberrations which might be observed in connection with genomic testing.

Although the process and results are proprietary, the Company always refers to the relevant source documentation that provides the support for the identification of an actionable biomarker, typically a peer-reviewed, published paper.  In this way, the Company avoids the “black-box algorithm problem”, which is prevalent in other companies’ predictive analytical models, but is not currently a trusted methodology in medical practice.  Our proprietary content is incorporated into our knowledge base, which is updated regularly with the assistance of a large network of independent advisors, and which forms the basis for all our products and services.  Our knowledge base contains no individual patient data, nor do our processes for providing related content include the review by our network of independent experts of any individual test data.

Our knowledge base informs two distinctly different products and services.

Genetic Variant Annotation™ Service. The “Genetic Variant Annotation” or “GVA” is a service offered to diagnostic testing laboratories, including academic medical centers and commercial laboratories.  Our lab customers provide us with a test result, usually in the form of an electronic file that represents the results of a genomic test, typically from a “Next Generation Sequencing” (“NGS”),  micro-array or similar testing platform.  The test results provided to us contain no patient-identifiable information.  The Company analyzes the test results for the purpose of identifying those genetic alterations which the Company has annotated in advance as being “actionable” (i.e., related to a therapeutic strategy).  The Company provides the testing lab with a report, incorporating information regarding identified biomarkers and associated therapeutic strategies for each, along with relevant drugs and clinical trials, to a level and in a format that the Company has agreed in advance with our customer.  The Company is compensated for this service either on a per-test or on a volume-adjusted subscription basis.   This service is not available to the public and is not available on our website.

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

Recently, the Company redesigned its Therapy Finders so that they could be accessed by physicians using the iOS operating system from Apple, Inc. via an iPhone or an iPad, and have named this mobile application “CancerRx.” CancerRx was co-developed with MedPage Today of Everyday Health, Inc., with the ownership of the application retained by CollabRx. A special feature of CancerRx is a daily oncology newsfeed from MedPage Today, all with real-time over the air updates. Our agreement with MedPage Today has each side absorbing its own costs for the development, but sharing the gross advertising, sponsorship and data analytics revenues associated with the app.  The Company officially launched CancerRx on May 28, 2014 in connection with the 2014 American Society of Clinical Oncology (ASCO) meeting.

The Company intends to pursue collaborative arrangements with other companies and entities that provide contract research services to oncology practices, conduct in-house clinical and translational research, collect information on patient outcomes and link this information to genetic sequencing data, and calculate the relative costs and benefits associated with different diagnostic tests and therapies.  The Company expects such efforts to lead to novel insights and advances to improve the quality of cancer care and reduce the costs of delivering it.  The physicians and researchers within our network of advisors have agreed to participate in our efforts for an indefinite term, on an uncompensated basis, and without a formal agreement.  The board assignments, biographies and current affiliations of all of our advisors are posted on our website.

The Company’s condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  The Company incurred net losses of $3,388 and $2,363 for the nine months ended December 31, 2014 and 2013, respectively.  The Company used $2,590 and $1,656 of cash in operating activities for the nine months ended December 31, 2014 and 2013, respectively.  The Company’s existing cash and cash equivalents were adequate to fund the Company’s operations requirements and obligations through the third quarter of its fiscal year 2015.  However, the Company does not have sufficient cash balances to fund future operations.   As a result, over the past year it has been pursuing several alternative financing sources to continue operations.

On December 6, 2014, CollabRx, and Medytox Solutions, Inc. (“Medytox”) entered into a non-binding letter of intent for a potential business combination between the companies (the “Letter of Intent”).  The business combination is subject to, among other things, due diligence, the execution of a definitive agreement, necessary board of director and stockholder approvals and other customary conditions.  We cannot assure you that Medytox and CollabRx will enter into a definitive agreement and, if such definitive agreement is entered into, that the contemplated business combination will be consummated.

Pursuant to the Letter of Intent, Medytox agreed to advance certain funding to CollabRx in contemplation of the business combination.  On January 16, 2015, CollabRx entered into a Loan and Security Agreement (the “Loan Agreement”) with Medytox, pursuant to which it is contemplated that Medytox will loan up to $2,396 to the Company.  Medytox is a holding company that owns and operates businesses in the medical services sector.  Its principal line of business is clinical laboratory blood and urine testing services, with a particular emphasis in the provision of urine drug toxicology and comprehensive pain medication monitoring programs to physicians, clinics and rehabilitation facilities in the United States.

The Company intends to use the proceeds from the Loan Agreement for working capital and general corporate purposes.  Amounts borrowed by CollabRx under the Loan Agreement will accrue simple interest at the rate of fifteen percent (15.0%) per annum.  As of February 10, 2015, CollabRx had borrowed $551 under the Loan Agreement.  The making of additional advances to the Company under the Loan Agreement is completely discretionary on the part of Medytox.  All amounts borrowed under the Loan Agreement mature on December 31, 2015.  Upon the occurrence of an event of default under the Loan Agreement, all or a portion of the then outstanding principal and accrued interest under the Loan Agreement is convertible, in the discretion of Medytox, into shares of common stock, $0.01 par value per share of CollabRx at a conversion price equal to the lower of (i) $0.85 or (ii) the average of the bid and ask prices of the Common Stock on the trading day immediately prior to the date of conversion; provided, however, that the maximum number of shares issuable to Medytox is 14.9% of the number of shares of Common Stock then outstanding.  CollabRx has agreed to secure the payment and performance of its obligations under the Loan Agreement by the grant of a security interest in all of its assets.

Index
The Loan Agreement includes representations and warranties of the parties, covenants and agreements regarding the operation of the business of CollabRx while amounts are outstanding under the Loan Agreement, and indemnification provisions in the event of a breach of a representation, warranty, covenant or agreement contained in the Loan Agreement.

Also on January 16, 2015, CollabRx entered into an Agreement (the “Agreement”) with Medytox.  Pursuant to the Agreement, CollabRx agreed that in the event it enters into a merger or other sale transaction involving at least thirty-five percent (35.0%) of its shares or assets with a party other than Medytox, CollabRx will pay Medytox a $1,000 fee (the “Fee”). Notwithstanding the foregoing, no Fee will be payable to Medytox in the event (i) Medytox has not provided funding to CollabRx of at least $500 pursuant to the Loan Agreement or (ii) Medytox has not funded an advance requested by CollabRx under the Loan Agreement, subject to certain exceptions.

On November 18, 2014, CollabRx, was notified by Nasdaq that the bid price of the Company's common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), the Company has180 calendar days, or until May 18, 2015, to regain compliance.  If at any time before May 18, 2015, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will regain compliance with the Rule.  If the Company does not regain compliance by May 18, 2015, an additional 180 days will be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the bid price requirement).

On November 20, 2014, CollabRx, was notified by Nasdaq that the shareholders' equity balance reported on its last Quarterly Report filed with the Securities and Exchange Commission on November 14, 2014 for its fiscal year 2015’s second quarter fell below the $2,500 minimum requirement for continued listing under the Nasdaq Capital Market's Listing Rule 5550(b)(1).

On January 20, 2015, CollabRx announced that it received a letter from the NASDAQ Listing Qualifications Staff  indicating that, unless the Company timely requests a hearing before the NASDAQ Listing Qualifications Panel (the "Panel"), the Company's securities would be delisted from The NASDAQ Capital Market due to the Company's non-compliance with NASDAQ Listing Rule 5550(b)(1). The Company timely requested a hearing before the Panel, at which hearing the Company will present its plan to evidence compliance with the Rule, which requires the Company to maintain a minimum of $2,500 in stockholders' equity. The Company's common stock will continue to trade on The NASDAQ Capital Market under the symbol "CLRX" pending completion of the hearing process and the expiration of any extension period granted by the Panel.  The hearing has been scheduled for February 19, 2015.

The Company continues to incur recurring losses from operations.  Even though the Company has entered into the aforementioned agreement with Medytox, it must still prove its ability to generate sufficient levels of cash from its operations.  The Company expects to continue to finance future cash needs through the Loan Agreement with Medytox and the proposed business combination, if completed,may provide financing that will sustain the Company’s operations until the Company can achieve profitability and positive cash flows. However, the perception that the Company may not be able to continue as a going concern may cause others to choose not to pursue a business relationship with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.  These conditions may raise substantial doubt about the Company’s ability to continue as a going concern.

If the Company is not able to achieve profitability and positive cash flows, the Company may not be able to continue the operation of its business.

Discontinued Operations

The Company sold its remaining patents relating to its discontinued semiconductor capital equipment business in fiscal year 2014.  With this sale and the closure of the former Tegal’s foreign subsidiaries, also in the prior fiscal year, the Company has no other activities or assets related to discontinued operations.

Index
Basis of Presentation

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the March 31, 2014 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the financial statements in accordance with GAAP.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed on June 9, 2014.  The results of operations for the three and nine months ended December 31, 2014 are not necessarily indicative of results to be expected for the entire year.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of the Company during the period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and other distributions to owners.   For the three and nine months ended December 31, 2014 and 2013, respectively, the Company had no items of other comprehensive loss.  Therefore the net loss equals the comprehensive loss for each of the three and nine months then ended.

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

For the three months ended December 31, 2014, four customers accounted for 27.7%, 26.5%, 15.2% and 14.9%, respectively, of the Company’s revenue.  For the nine months ended December 31, 2014, five customers accounted for 20.0%, 17.9%, 15.0%, 15% and 11.7%, respectively, of the Company’s revenue.  For the three and nine months ended December 31, 2013, one customer accounted for 89.8% and 86.7%, respectively, of the Company’s revenue.

Life Technologies, Inc. had been a major contributor to our revenue and gross profit in the past, however, the Company has funded its operating expenses primarily with prior cash on hand, the net proceeds from the sale of discontinued assets, as disclosed in prior filings, and its recent follow-on public offering of stock.  The Company is actively engaged in negotiations with several other companies who are interested in purchasing our content on similar terms or under annual subscriptions or software-as-a-service (“SaaS”) arrangements.

For the three months ended December 31, 2014, one customer accounted for 77.8% of the balance in accounts receivable.  One customer accounted for 90.9% of the balance in accounts receivable for the three months ended December 31, 2013.  The Company sold the last two patent lots of our NLD portfolio for approximately $365 in the second quarter of the prior fiscal year.  The related accounts receivable were recorded in other assets of discontinued operations.

Index
Cash and Cash Equivalents

The Company considers all highly liquid debt instruments having a maturity of three months or less on the date of purchase to be cash equivalents.

As of December 31, 2014 and March 31, 2014, all of the Company’s cash equivalents are included as Level 1 assets on the fair value hierarchy, and were held in the form of money market funds in the condensed consolidated balance sheets.

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

Investment in Convertible Promissory Note

On November 22, 2011, the Company completed a $300 strategic investment in NanoVibronix, Inc., (“NanoVibronix”) a private company that develops medical devices and products that implement its proprietary therapeutic ultrasound technology.  The Company’s investment in NanoVibronix was in the form of a convertible promissory note that bears interest at a rate of 10% per year compounded annually, which matured on November 15, 2014.  Our investment was intended to precede a possible merger of the two companies.  However, those discussions were terminated by mutual agreement between the parties and NanoVibronix, Inc. continues to operate as a private company as of December 31, 2014.  NanoVibronix has filed a registration statement with the Securities and Exchange Commission in connection with a proposed initial public offering.  If the offering is completed, the Convertible Promissory Note will be converted into common stock of NanoVibronix.  In addition, should NanoVibronix, Inc. become a public company, the Company’s Chief Executive Officer will become a member of the NanoVibronix, Inc. Board of Directors.

As of December 31, 2014 and March 31, 2014, the Convertible Promissory Note balance was $399 and $378, respectively, consisting of the original $300 investment and $99 and $78, respectively, in accrued interest income receivable.

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

For the nine months ended December 31, 2014 and 2013, respectively, the Company had zero reserves for potential credit losses as such risk was determined to be insignificant.  The Company does not currently maintain an allowance for doubtful accounts receivable for potential estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company believes no such reserve is currently required.  The Company had zero write-offs during the periods presented.  The Company reviews the estimated risk of current customers’ inability to make payments on a quarterly basis to determine if any amount is uncollectible.

Revenue Recognition

Each contract sale of our interpretive data is evaluated individually in regard to revenue recognition.  The Company has integrated in our evaluation the related guidance included in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable, delivery has occurred, and collectability is reasonably assured.

For arrangements that include multiple deliverables, the Company identifies separate units of accounting based on the guidance under ASC 605-25, Multiple Element Arrangements, which provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting, if certain criteria are met.  The consideration of the arrangement is allocated to the separate units of accounting using the relative fair value method.  Applicable revenue recognition criteria are considered separately for each separate unit of accounting.

Revenue from fixed price contracts is recognized primarily under the percentage of completion method.  Under this method the Company recognizes estimated contract revenue and resulting income based on costs incurred to date as a percentage of the total estimated costs as the Company considers this model to best reflect the economics of these contracts.  In such contracts, the Company’s efforts, measured by time incurred, typically represents the contractual milestones or output measure.   If at any time during the contract period, the Company determines that a loss will occur, the Company recognizes the loss in that period. Furthermore, if in previous periods a profit was recognized under the percentage-of completion method, the profit would be reversed during the period the Company determined a loss on the contract exists.

Index
Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. The Company evaluates annually its ability to realize our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  In 2014 and 2013, the Company has recorded a full valuation allowance for our deferred tax assets based on our past losses and uncertainty regarding our ability to project future taxable income. In future periods, if the Company is able to generate income the Company may reduce or eliminate the valuation allowance.

Fair Value Measurements

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the Company considers what assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.   The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.  The Company’s financial instruments consist primarily of money market funds denominated in U.S. dollars.  The carrying amounts of our cash and cash equivalents are valued using Level 1 inputs, and totaled $193.

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

With the acquisition of CollabRx, the Company acquired software, trade names, customer relationships, non-compete agreements and goodwill.  The lives of the acquired intangible assets range from three to ten years.  Intangible assets, except for trade names, are amortized on a straight-line basis.  Intangible assets related to trade names are not amortized.  The Company tests for impairment at least annually.  The fair values of these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss will be recognized based on the excess of the carrying amount over the fair value of the assets.  The Company recognized $156 of amortization expense for each of the nine month periods ended December 31, 2014 and 2013, respectively.   The amortization expense included in cost of revenue is related to the acquired software and is amortized on a straight-line basis over the expected life of the asset, which the Company believes to be ten years.

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

The Company recorded zero disposal losses for fixed assets for the nine months ended December 31, 2014 and 2013, respectively.

Deferred Offering Costs

Deferred offering costs represent expenses incurred to raise equity capital related to financing transactions which have not yet been completed.   In the nine months ended December 31, 2014, the Company recognized previously deferred offering costs of $162 in connection with its underwritten public offering of 913,500 shares of its common stock, which closed on June 25, 2014.

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

Total stock-based compensation related to stock options and restricted stock units (“RSUs”) for the nine months ended December 31, 2014 and 2013 was $365 and $272, respectively.

The Company utilized the following valuation assumptions to estimate the fair value of options that were granted for the three and nine month periods ended December 31, 2014 and 2013, respectively.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Expected life (years)	6.0	6.0	6.0	6.0
Volatility	141.73%	152.22%	141.73% - 151.70%	152.22% - 152.95%
Risk-free interest rate	1.67%	1.30%	1.63% - 1.75%	1.30% - 1.72%
Dividend yield	0%	0%	0%	0%

Index
The Company’s ESPP plan expired in the prior quarter of the current fiscal year.  No ESPP awards were made in the current period nor are any future ESPP awards expected to be made.  Prior ESPP awards were valued using the Black-Scholes option pricing model with expected volatility calculated using a six-month historical volatility.

Valuation and Other Assumptions for Stock Options

Valuation and Amortization Method.    The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Company estimates the fair value using a single option approach and amortize the fair value on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

Expected Term.   The expected term of options granted represents the period of time that the options are expected to be outstanding. The Company estimates the expected term of options granted based on our historical experience of exercises including post-vesting exercises and termination.

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

Dividends.    The Company has never paid any cash dividends on common stock and the Company does not anticipate paying any cash dividends in the foreseeable future.

Forfeitures.    The Company uses historical data to estimate pre-vesting option forfeitures. The Company record stock-based compensation only for those awards that are expected to vest.

During the three months ended December 31, 2014, the Company granted 64,500 options to current employees and 134,179 options to current members of the Board of Directors.

Stock Options

A summary of the stock option activity during the nine months ended December 31, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Beginning outstanding, March 31, 2014	371,759	$7.89	7.59	$775.00
Granted	352,747	1.29
Forfeited	(32,848)	2.87
Expired	(17,982)	8.66

Ending outstanding, December 31, 2014	673,676	$4.66	8.26	$-
Ending vested and expected to vest	673,345	$4.66	8.26	$-
Ending exercisable	258,536	$9.10	6.41	$-

The aggregate intrinsic value of stock options outstanding as of December 31, 2014 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of December 31, 2014.

Index
The following table summarizes information with respect to stock options outstanding as of December 31, 2014:

Range of Exercise Prices		Number Outstanding As of December 31, 2014	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable As of December 31, 2014	Weighted- Average Exercise Price As of December 31, 2014
$0.75	$1.50	218,679	9.92	$0.80	9,166	$1.38
1.99	3.22	190,567	9.34	2.55	47,315	2.28
3.35	6.00	169,830	7.83	3.91	107,455	3.91
6.25	11.70	45,358	3.89	11.50	45,358	11.50
17.80	28.10	37,578	2.67	21.80	37,578	21.80
34.20	41.45	11,664	0.74	40.37	11,664	40.37

$0.75	$41.45	673,676	8.26	$4.66	258,536	$9.10

As of December 31, 2014, there was $440 of total unrecognized compensation cost related to outstanding options which the Company expects to recognize over an estimated weighted average period of 1.89 years.

Restricted Stock Units

The following table summarizes the Company’s unvested RSU activity for the nine months ended December 31, 2014:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance March 31, 2014	129,050	$2.77
Granted	100,000	1.99
Forfeited	(10,000)	3.75
Vested	(52,050)	2.42
Balance, December 31, 2014	167,000	$2.35

Unvested Restricted Stock as of December 31, 2014

As of December 31, 2014, there was $219 of total unrecognized compensation cost related to outstanding RSUs, which the Company expects to recognize over an estimated weighted average period of 1.32 years.

In the three months ending December 31, 2014, the Company did not grant any RSUs.

2.	Earnings Per Share (EPS):

Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period.

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

Index
The following table represents the calculation of basic and diluted net loss per common share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Loss from continuing operations	$(1,124)	$(994)	$(3,388)	$(2,508)

Net income/(loss) from discontinued operations, net of taxes	-	(10)	-	145

Net loss applicable to common stockholders	$(1,124)	$(1,004)	$(3,388)	$(2,363)

Weighted-average common shares used in per share computation	2,932	1,963	2,478	1,955

Net loss per share from continuing operations:
Basic and diluted	$(0.38)	$(0.51)	$(1.37)	$(1.28)
Net income/(loss) per share from discontinued operations:
Basic and diluted	$-	$-	$-	$0.07
Net loss per share:
Basic and diluted	$(0.38)	$(0.51)	$(1.37)	$(1.21)

The following shares of common stock equivalents and warrants were excluded from the computation of diluted earnings per share for the nine months ended December 31, 2014 and 2013 because including them would have been anti-dilutive.

	December 31, 2014	December 31, 2013

Outstanding Options	673,676	300,926
Outstanding RSUs	239,297	126,654
ESPP	-	-
	912,973	427,580

Warrants - Sequel	92,888	92,888
Warrants	27,405	-

Shares Excluded from EPS calculation	1,033,266	520,468

The weighted-average exercise price per share of the excluded outstanding options and outstanding and deferred RSUs was $6.88 and $9.99 on December 31, 2014 and 2013, respectively.  The warrants to purchase 92,888 shares of common stock had an exercise price of $3.15 per share, and represented the balance of Sequel Power’s grant, which expired unexercised on January 14, 2015.  In addition, the outstanding balance excludes 27,405 warrants to purchase shares of common stock, which were issued in connection with the recent public offering, which closed on June 25, 2104.  These warrants have an exercise price of $2.50 per share and are not exercisable until June 24, 2015 and expire June 24, 2020.  Such securities could potentially dilute earnings per share in future periods.

3.	Financial Instruments:

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, convertible promissory note, notes receivable, accrued expenses, promissory note payable and other liabilities approximates fair value due to their relatively short maturity. The Company currently has only minimal sales in global markets and is not exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses), if any, are included in other income (expense), and were $0 for the three month periods ended December 31, 2014 and 2013.  On December 31, 2014, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.  Certain warrants expired on September 9, 2013, which then ended the Company’s liability associated with these warrants, which had an exercise price of $30.00.  The Company recorded no related gains or losses in the three months ended December 31, 2013.

Index
Changes in the exchange rate between the Euro and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.

4.	Discontinued Operations:

The Company sold its remaining patents relating to its discontinued semiconductor capital equipment business in fiscal year ending March 31, 2014.  With this sale, the Company has no other intellectual property related to discontinued operations.  With this sale and the closure of the former Tegal’s foreign subsidiaries, also in the prior fiscal year, the Company has no other activities or assets related to discontinued operations.

The exit from the Company’s historical operations was essentially completed by the end of the fourth quarter of our 2011 fiscal year.

In the nine months ended December 31, 2013, the Company recognized a cash gain of $20 in discontinued operations as a result of final closing of bank accounts in its Italian subsidiary and a federal tax refund regarding discontinued operations, and a net $4 non cash gain related to the write off of discontinued assets and liabilities in its foreign subsidiaries.  In the same period, the Company also recognized a reclassification out of accumulated other comprehensive loss and into Loss from Discontinued Operations, net of taxes.  The reclassification is related to the recognition of a non-cash loss of $142 from the foreign exchange differences from its former Tegal foreign subsidiaries, primarily as a result of the final closing the former Tegal German subsidiary.   The Company received permission to close the German subsidiary in June 2013.  No further audits or reviews are anticipated by foreign taxing authorities.

As of December 31, 2014, the Company had $0 in both discontinued assets and liabilities.  As of March 31, 2014, the Company had $0 in discontinued assets and $5 in discontinued liabilities.  During the three months ended December 31, 2014, the Company recognized no activity in discontinued operations.  The Company has no remaining intellectual property related to discontinued operations.

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

Revenues for the three and nine months ended December 31, 2014 and 2013, respectively, are all part of continuing operations, and all related to our genomics based technology information.

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

Index
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Sub Topic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ( Ability to Conti ASU 2014-15 clarifies  principles and definitions that may be used by an organization’s management for disclosures that are currently made available in financial statement footnotes.   Presently, U.S. GAAP does not provide an organization’s management guidance regarding its responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern or to prepare related footnote disclosures.  Instead, auditors are responsible for assessing an entity’s ability to continue as a going concern under AU-C 570. ASU 2014-15 will move this responsibility to management.  ASU 2014-15 will require management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016 to allow the auditing guidance to catch up with this change.  ASU No. 2014-15 affects all companies and nonprofits and early application is allowed.  The Company is currently evaluating the impact of adopting this new guidance on our condensed consolidated financial statements.

7.	Commitments and Contingencies

The Company has several non-cancelable operating leases, primarily for general office space, that expire over the next four years.  The Company has no capital leases at this time. Future minimum lease payments under these leases are as follows:

Year Ending March 31,	Operating Leases

2015	$31
2016	126
2017	129
2018	54
Thereafter	-
Total minimum lease payments	$340

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to discontinued operations, net of sublease income, was $0 during each of the three and nine months ended December 31, 2014, and 2013, respectively.  Rent expense for operating leases related to continuing operations, net of sublease income, was $32 and $97, during the three and nine months ended December 31, 2014, respectively.  Rent expense for operating leases related to continuing operations, net of sublease income, was $30 and $100, during the three and nine months ended December 31, 2013, respectively.

8.	Subsequent Events:

On January 16, 2015, CollabRx entered into a Loan and Security Agreement (the “Loan Agreement”) with Medytox, pursuant to which it is contemplated that Medytox will loan up to $2,396 to the Company.  Medytox is a holding company that owns and operates businesses in the medical services sector.  Its principal line of business is clinical laboratory blood and urine testing services, with a particular emphasis in the provision of urine drug toxicology and comprehensive pain medication monitoring programs to physicians, clinics and rehabilitation facilities in the United States.

On January 16, 2015, CollabRx entered into an Agreement with Medytox.  Pursuant to the Agreement, CollabRx agreed that in the event it enters into a merger or other sale transaction involving at least thirty-five percent (35.0%) of its shares or assets with a party other than Medytox, CollabRx will pay Medytox a $1,000 fee (the “Fee”). Notwithstanding the foregoing, no Fee will be payable to Medytox in the event (i) Medytox has not provided funding to CollabRx of at least $500 pursuant to the Loan Agreement or (ii) Medytox has not funded an advance requested by CollabRx under the Loan Agreement, subject to certain exceptions.

On January 14, 2011, CollabRx entered into a Formation and Contribution Agreement with se2quel Partners and Sequel Power.  We impaired the entire book value of the investment in Sequel Power on March 31, 2012.  In two separate transactions, Sequel Power irrevocably assigned and transferred to the Company for cancelation all of its Warrants representing the right to purchase shares of the Company’s common stock.  In exchange, we agreed to terminate our Management Services Agreement with Sequel Power and to waive receivables related to accrued fees thereunder.   On January 14, 2015, warrants representing the right to purchase 92,888 shares of the Company’s common stock held by se2quel Management, GMBH expired unexercised.  There are no other warrants relating to this investment.

Index
The Company filed a second amendment to the Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”)  on February 6,  2015.  CollabRx anticipates using the net proceeds from the offering for general corporate purposes, including development of its products and services, general and administrative expenses and working capital. Aegis Capital Corporation is to act as the sole book-running manager for the offering. The Company also filed a final prospectus supplement and accompanying prospectus describing the terms of the offering which is available on the SEC's website located at http://www.sec.gov.

CollabRx, invested $300 in NanoVibronix, Inc. on November 22, 2011 in the form of a convertible promissory note.  NanoVibronix intends to form a public company board (as disclosed in the S-1) and to appoint new independent directors, including the CollabRx’s Chief Executive Officer to the Board.  The appointment will take place upon the S-10 being declared effective by the SEC.

The convertible series B-1 promissory notes matured on November 15, 2014. The entire outstanding principal balance and any outstanding fees or interest became due and payable in full on such date.  On February 9, 2015 NanoVibronix, Inc. filed a Form S-10 with the SEC, and on February 10, 2015, coincident with the additional investment of $3,000, the series B-1 promissory note held by CollabRx was converted into Series B-1 preferred shares. Coincident with the effectiveness of this filing, the Series B-1 preferred shares held by CollabRx will be converted into 204,507 shares of NanoVibronix common stock, representing 8.9% of the 2,289,682 shares of total common shares outstanding as of January 30, 2015.

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

Company Background

CollabRx (f/k/a Tegal) was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.  Until recently, the Company designed, manufactured, marketed and serviced specialized systems used primarily in the production of semiconductors and micro-electrical mechanical devices, including integrated circuits, memory devices, sensors, accelerometers and power devices.  Beginning in late 2009, the Company experienced a sharp decline in revenues resulting from the collapse of the semiconductor capital equipment market and the global financial crisis.  In a series of transactions from 2010 to 2012, the Company sold the majority of our operating assets and intellectual property portfolio.  During the same time period, our Board of Directors evaluated a number of strategic alternatives, which included the continued operation of the Company as a stand-alone business with a different business plan, a merger with another company, a sale of the Company’s remaining assets, and the liquidation or dissolution of the Company.  The Company investigated opportunities within and outside the semiconductor capital equipment industry and evaluated a number of transactions involving other diversified technology-based companies.   Throughout this process, The Company developed and refined our criteria for a business combination, with an eventual focus on the healthcare industry, and specifically information technology and services within the healthcare industry.  In July 2012, the Company completed its acquisition of CollabRx (the “CollabRx Transaction”).  Following approval by our stockholders on September 25, 2012, the Company amended its charter and changed our name to “CollabRx, Inc.” (the “Name Change”).

Overview of our Current Business

CollabRx, Inc. is entering the commercialization phase of our business.  The Company is focused on developing and delivering content-rich knowledge-based products and services that inform healthcare decision-making, with an emphasis on genomics-based “precision” medicine and big data analytics.   Our proprietary content is organized in a knowledge base that expresses the relationship between genetic profiles and therapy considerations including molecular diagnostics, medical tests, clinical trials, drugs, biologics, and other information relevant for cancer treatment planning.  The Company has developed a method for capturing how practicing physicians use this information in the clinical setting, by incorporating within the knowledge base the views of a large network of independent key opinion leaders in medicine and medical research.

Index
The Company searches publicly available databases as source documents for our knowledge base.  Such databases include those that are available, either free or on a commercial basis, in the areas of clinical trials, drugs, investigational compounds, biomarkers, bioinformatics, cancer ontology and literature.  The Company aggregates, annotates and integrates these datasets for the purpose of defining the relationship of biomarkers to therapeutic strategies, drugs and clinical trials. None of the individual databases the Company utilizes as sources provide information on the interrelationships of these discrete elements.  In addition, CollabRx has developed a process for incorporating the guidance of our network of physician and research advisors in the selection of the most relevant data for specific diagnoses, histopathology data, prior treatments and biomarkers represented within the knowledge base.  The result of this software- and expert-assisted process is proprietary content which includes decision rules, succinct statements of therapeutic strategy and a comprehensive listing of appropriate drugs and clinical trials, all related to specific aberrations which might be observed in connection with genomic testing.  Although the process and results are proprietary, the Company always refers to the relevant source documentation that provides the support for the identification of an actionable biomarker, typically a peer-reviewed, published paper.  In this way, the Company avoids the “black-box algorithm problem”, which is prevalent in other companies’ predictive analytical models, but is not currently a trusted methodology in medical practice.  Our proprietary content is incorporated into our knowledge base, which is updated regularly with the assistance of a large network of independent advisors, and which forms the basis for all our products and services.

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

The Company currently delivers its proprietary content to users via web-based applications and services in the “cloud, ” serving physicians and their patients in two settings: (i) at the point-of-care in the clinic and (ii) indirectly, as a part of a genetic test report provided to an ordering physician by a diagnostic testing laboratory, (i.e., the “lab”).  Portions of our web-based applications are currently available free to physicians and patients through commercial on-line media partners.  The content that the Company offers to laboratories is based on a “Software as a Service” or SaaS business model, in which its content is provided on a one-time, subscription or per test basis.   The Company uses the term “cloud” to mean a product or service that can be delivered via the Internet, usually on a pay-for-use or subscription basis, versus the purchase and installation of enterprise-based software, which typically requires investments in both software and hardware, often also requiring large-scale customization efforts.

Our “Genetic Variant Annotation™” or “GVA” is a service offered to diagnostic testing laboratories, including academic medical centers and commercial laboratories.  Our lab customers provide us with a test result, usually in the form of an electronic file that represents the results of a genomic test, typically from a “Next Generation Sequencing” (“NGS”), micro-array or similar testing platform.  The test results provided to us contain no patient-identifiable information.  The Company analyzes the test results for the purpose of identifying those alterations which the Company has annotated in advance as being “actionable” (i.e., related to a therapeutic strategy).  The Company provides the testing lab with a report, incorporating specific information regarding identified biomarkers and associated therapeutic strategies for each, along with relevant drugs and clinical trials, to a level and in a format that The Company has agreed in advance with our customer.  The Company is compensated for this service either on a per-test or on a volume-adjusted subscription basis.   This service is not available to the public and is not available on our website.

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

Index
Our Therapy Finder™ products are available free-of-charge on both our website and on the MedPage Today website.  There is no material difference between the Therapy Finders presented on both websites.  The only differences are cosmetic, such as background color and placement of individual frames.  Initially, the language used in our Therapy Finders presented on our website was geared toward patients.  When the opportunity arose in connection with MedPage Today, the Company modified the language to be more physician-friendly and indicated this by appending “Professional” to the title “Therapy Finder.”  In order to avoid confusion, the Company replaced the patient oriented version on our website with the professional version that is distributed through MedPage Today.  At the same time, the Company also undertook to revise the other Therapy Finders appearing on our website, but not yet distributed through MedPage today, to the professional (physician-friendly) version, and labeled them as such.  The Company anticipates offering both professional and patient oriented versions of our Therapy Finders in the future.

The Company redesigned its Therapy Finders so that they could be accessed by physicians using the iOS operating system from Apple, Inc. via an iPhone or an iPad, and have named this mobile application “CancerRx.” CancerRx was co-developed with MedPage Today of Everyday Health, Inc., with the ownership of the application retained by CollabRx. A special feature of CancerRx is a daily oncology newsfeed from MedPage Today, all with real-time over the air updates. Our agreement with MedPage Today has each side absorbing its own costs for the development, but sharing the gross advertising, sponsorship and data analytics revenues associated with the app.  The Company officially launched CancerRx on May 28, 2014 in connection with the 2014 American Society of Clinical Oncology (ASCO) meeting.

The systems and approach that the Company has developed for knowledge aggregation, content creation and expert advisory management can be applied to many disease states, but the Company has chosen to focus initially on genomic medicine in cancer, which is sometimes referred to as “precision oncology.”  This is an area of tremendous activity and promise, where clinical research in genomics has given rise to scores of “targeted” therapies that have proven in many cases to prolong the lives of cancer patients.  The Company believe that oncology is also the area of greatest need, where physicians and patients lack convenient access to clear and easy-to-understand information about which drugs, tests and clinical trials should be considered in constructing a cancer treatment plan based on the genetic profile of a tumor.  Our overall vision is that the Company is at the dawn of an era of explosive growth of data and information generated at the molecular level that must be interpreted and contextualized into knowledge before it can be used effectively by either physicians or patients.   The Company regards this knowledge as being the most valuable portion of the molecular diagnostic process and the Company believes that all sectors of the healthcare industry, including providers, insurers, drug developers and patients are potential users of this knowledge. The Company aims to deliver its proprietary interpretive content as quickly as possible and in as many usable forms as possible, via the Internet.

The condensed consolidated financial statements have been prepared using the going concern basis, which assumes that the Company will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.  The condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”).

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

The Company does not believe that any of our current or planned products are subject to regulation by the United States Food and Drug Administration (the “FDA”) and other regulatory authorities worldwide.  However, our business could be adversely affected by any increased regulation of our customers.  Changes in the level of regulation, including an increase in regulatory requirements, could subject us to regulatory approvals and delays in launching our products or result in a decrease in demand for our products.  Modifying our products to comply with changes in regulations or regulatory guidance could require us to incur substantial costs. Further, changing regulatory requirements may render our products obsolete or make new products or product enhancements more costly or time consuming than the Company currently anticipates. Failure by us or our customers to comply with applicable regulations could result in increased regulatory scrutiny and enforcement. If our products fail to comply with government regulations or guidelines, the Company could incur significant liability or be forced to cease offering our applicable products or services.

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

On November 22, 2011, the Company made an investment of $300 in NanoVibronix, Inc. in the form of a convertible promissory note.  NanoVibronix is a private company that develops medical devices and products that implement its proprietary therapeutic ultrasound technology which may be utilized for a variety of medical applications requiring low cost therapeutic ultrasound qualities. NanoVibronix is focused on creating products utilizing its unique, patented approach which enables the transmission of low-frequency, low-intensity ultrasound surface acoustic waves (“SAWs”) through a variety of soft, flexible materials, including skin and tissue, enabling low-cost, breakthrough devices targeted at large, high-growth markets.  Our investment was intended to precede a possible merger of the two companies.  However, those discussions were terminated by mutual agreement between the parties and NanoVibronix, Inc. continues to operate as a private company. NanoVibronix has filed a registration statement with the Securities and Exchange Commission in connection with a proposed initial public offering.  If the offering is completed, the Convertible Promissory Note will be converted into common stock of NanoVibronix.  In addition, should NanoVibronix, Inc. become a public company, then the Company’s Chief Executive Officer will become a member of the NanoVibronix, Inc. Board of Directors.

CollabRx, Inc. will form the core of our operations going forward.  In September 2012, the Company changed its name to “CollabRx, Inc.” and the Company’s common stock, which previously traded under the ticker symbol “TGAL” on the Nasdaq Capital Market, began trading under the new ticker symbol “CLRX”.

On December 6, 2014, we entered into a non-binding letter of intent with Medytox Solutions, Inc. for a potential business combination between the companies. The business combination is subject to, among other things, due diligence, the execution of a definitive agreement, necessary board of director and stockholder approvals and other customary conditions. We cannot assure you that we will enter into a definitive agreement and, if such definitive agreement is entered into, that the contemplated business combination will be consummated.

Pursuant to the Letter of Intent, Medytox Solutions agreed to advance certain funding to CollabRx in contemplation of the business combination. On January 16, 2015, we entered into a Loan and Security Agreement with MedytoxSolutions, pursuant to which it is contemplated that Medytox Solutions will loan up to $2,396 to CollabRx.  We intend to use the proceeds from the Loan and Security Agreement for working capital and general corporate purposes. Amounts borrowed by our company under the Loan and Security Agreement will accrue simple interest at the rate of fifteen percent (15.0%) per annum. As of February 10, 2015, we had borrowed $551 under the Loan and Security Agreement. The making of additional advances to our company under the Loan and Security Agreement is completely discretionary on the part of MedytoxSolutions. All amounts borrowed under the Loan and Security Agreement mature on December 31, 2015. Upon the occurrence of an event of default under the Loan and Security Agreement, all or a portion of the then outstanding principal and accrued interest under the Loan and Security Agreement is convertible, in the discretion of MedytoxSolutions, into shares of our common stock at a conversion price equal to the lower of (i) $0.85 or (ii) the average of the bid and ask prices of ourcommon stock on the trading day immediately prior to the date of conversion; provided, however, that the maximum number of shares issuable to Medytox Solutions is 14.9% of the number of shares of common stock then outstanding.  We agreed to secure the payment and performance of our obligations under the Loan and SecurityAgreement by the grant of a security interest in all of our assets.

The Loan Agreement includes representations and warranties of the parties, covenants and agreements regarding the operation of our business while amounts are outstanding under the Loan and Security Agreement, and indemnification provisions in the event of a breach of a representation, warranty, covenant or agreement contained in the Loan and Security Agreement.

Also on January 16, 2015, we entered into an Agreement with MedytoxSolutions, pursuant to which we agreed that in the event we enter into a merger or other sale transaction involving at least thirty-five percent (35.0%) of our shares or assets with a party other than MedytoxSolutions, we will pay MedytoxSolutions a $1,000 fee. Notwithstanding the foregoing, no fee will be payable to MedytoxSolutions in the event (i) Medytox Solutions has not provided funding to our company of at least $500 pursuant to the Loan and Security Agreement or (ii) MedytoxSolutions has not funded an advance requested by us under the Loan and Security Agreement, subject to certain exceptions.

Index
The Company continues to incur recurring losses from operations and thus sought out additional sources of funding.  Even though the Company has entered into the aforementioned agreement with Medytox, it must still prove its ability to generate sufficient levels of cash from its operations.  The Company expects to continue to finance future cash needs through the Loan Agreement with Medytox and the proposed  business combination if completed may provide financing that will sustain the Company’s operations until the Company can achieve profitability and positive cash flows. However, the perception that the Company may not be able to continue as a going concern may cause others to choose not to pursue a business relationship with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.  These conditions may raise substantial doubt about the Company’s ability to continue as a going concern.

If the Company is not able to achieve profitability and positive cash flows, the Company may not be able to continue the operation of its business.

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

Critical Accounting Policies and Estimates

The Company prepares the condensed consolidated financial statements in conformity with GAAP which requires management to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying condensed consolidated financial statements, disclosure of contingent assets and liabilities and related footnotes.  Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgment or estimates include but are not limited to revenue recognition, accounting for stock-based compensation, accounts for receivables and allowance for doubtful accounts and impairment of goodwill and intangible assets.  Actual results may differ from these estimates under different assumptions or conditions.  Critical accounting policies are defined as those that are required for management to make estimates, judgments and assumptions giving due consideration to materiality, in certain circumstances that affect amounts reported in the condensed consolidated financial statements, and potentially result in materially different results under different conditions and assumptions.  The Company based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates.  During the three months ended December 31, 2014, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2014 Annual Report on Form 10-K.

Index

Results of Operations

The following table sets forth certain financial items for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Revenue	$94	$56	$334	$577
Cost of revenue	18	104	54	140
Gross profit/(loss)	76	(48)	280	437
Operating expenses:
Engineering	475	473	1,556	1,199
Research and development	1	21	83	234
Sales and marketing	68	57	221	196
General and administrative	672	422	1,869	1,410
Total operating expenses	1,216	973	3,729	3,039
Operating loss	(1,140)	(1,021)	(3,449)	(2,602)
Other income/(expense), net	(4)	7	5	33
Loss before income tax benefit	(1,144)	(1,014)	(3,444)	(2,569)
Income tax benefit, net	(20)	(20)	(56)	(61)
Loss from continuing operations	(1,124)	(994)	(3,388)	(2,508)
Gain on sale of discontinued operations, net of taxes	--	--	--	267
Loss from discontinued operations, net of taxes	--	(10)	--	(122)
Net income/(loss) from discontinued operations, net of taxes	--	(10)	--	145

Net loss	$(1,124)	$(1,004)	$(3,388)	$(2,363)

Net loss per share from continuing operations:
Basic and diluted	$(0.38)	$(0.51)	$(1.37)	$(1.28)
Net income/(loss) per share from discontinued operations:
Basic and diluted	$-	$-	$-	$0.07
Net loss per share:
Basic and diluted	$(0.38)	$(0.51)	$(1.37)	$(1.21)

Weighted-average shares used in per share computation:
Basic and diluted	2,932	1,963	2,478	1,955

Revenue

Revenue for the three and nine month periods ended December 31, 2014 increased by $38 and decreased $243, respectively, compared to the three and nine month periods ended December 31, 2013.   Revenues in fiscal 2014 were derived primarily from the Company’s first multiple-element arrangement with a strategic customer.  This arrangement began in fiscal year 2013 and expired in fiscal year 2014.  Revenues in fiscal 2015 were derived from multiple customer SaaS service agreements, a royalty agreement, advertising revenues and testing fees.

As a percentage of total revenue for each of the three and nine months ended December 31, 2014 and 2013, international sales were an immaterial portion of total revenues.

Gross Profit

Gross profit for the three and nine months ended December 31, 2014 increased by $124 and decreased by $157, respectively, compared to the three and nine months ended December 31, 2013. Our gross profit reflects the amortization of the Company’s product specific software, which was included in the CollabRx acquisition.  Any engineering expenses related to revenue are also included in cost of revenue.  For the three and nine months ended December 31, 2014 there was no additional engineering expenses included in cost of revenue.

Our gross margins for the three and nine months ended December 31, 2014 were 80.9% and 83.8%, respectively.  Our gross margins for the three and nine months ended December 31, 2013 was (85.7)% and 75.7% respectively.  These periods included revenue solely derived from our genomics based information products.  The amortization of acquired software is included in cost of goods.

Index
Engineering

The Company defines “Engineering” as those development activities that are related to products, content or services which have been offered for sale or for which the Company has been paid.  The Company defines research and development (“R&D”) as those development activities which are related to products which have not yet been offered for sale or for activities for which the Company has not been paid. Engineering expenses consist primarily of salaries, and those salaries and related expenses are assigned to either Engineering or R&D based on the specific projects that the staff is working on during the quarter.  The increase in Engineering expense of $2 and $357 for the three and nine months ended December 31, 2014, compared to the same period in 2013, reflected lower employee related expenses and a greater level of effort focused on existing products than on products that had not yet been offered for sale.

Research and Development

The decrease of R&D expense of $20 and $151 for the three and nine month periods ended December 31, 2014, respectively, compared to the same periods in 2013 reflects the focus of development activities on products offered for sale, as opposed to those that may be offered in the future.  The launch of the Genetic Variant Annotation Service in August 2013 significantly lowered the amount of effort being devoted to future products.  Extensions or improvements to the Therapy Finders, CancerRx mobile app and the GVA, along with fee-for-service development activities are all assigned as Engineering expenses rather than R&D.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries.  For the three months ended December 31, 2014 and 2013, respectively, sales and marketing expenses increased by $11, primarily from stock-based compensation.  For the nine months ended December 31, 2014 and 2013, respectively, the increase of $25 resulted primarily from increased expenses related to stock-based compensation, outside services and medical conference attendance.

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities.  The increase in general and administrative expenses of $250 and $460 for the three and nine month periods ended December 31, 2014, compared to the same period in 2013 was due primarily to higher expenses related to consultants, investor relations and presentations, as well as higher expenses for director compensation, accounting, legal, stock-based compensation and corporate taxes.

Other Income, net

Other income, net primarily consists of the interest earned on our NanoVibronix investment.

Income Taxes

As a result of the acquisition of CollabRx by stock purchase, the Company had no tax basis in the intangible assets acquired.  During the three and nine months ended December 31, 2014, the Company recognized $20 and $56 in each period, respectively, in tax benefit as a result of this difference.  The Company also recognized $20 and $61 in each of three and nine month periods ended December 31, 2013 in tax benefit as a result of this difference.

Due to our net loss and the aforementioned valuation allowance on the resulting deferred tax asset, the Company recognized no federal or state income taxes in our condensed consolidated statements of operations for the three and nine months ended December 31, 2014 and 2013, respectively.

The Company did however recognize $5 for city taxes and the annual minimum amount due for state income taxes in the nine months ended December 31, 2014.

As of March 31, 2014, the Company had net operating loss carryforwards of approximately $121.5 million and $65.2 million for federal and state tax purposes, respectively. The federal net operating loss carryforward will begin to expire in the year ending March 31, 2020 and the state of California net operating loss carryforward began to expire in the year ended March 31, 2013. As of March 31, 2014, the Company also had research and experimentation credit carryforwards of $1.4 million and $ 0.9 million for federal and state income tax purposes, respectively. A portion of the federal credit began to expire in the year ended March 31, 2012 and the state of California will never expire under current law. Net operating loss carryforwards and R&D credits can only offset 90% of taxable state income.

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

In the nine months ended December 31, 2013, the Company completed the final closing of bank accounts in its Italian subsidiary.  It also recognized a net $4 non cash gain related to the write off of discontinued assets and liabilities in its foreign subsidiaries, and recognized a reclassification out of accumulated other comprehensive loss and into Loss from Discontinued Operations, net of taxes.  The reclassification is related to the recognition of a non-cash loss of $142 from the of foreign exchange differences from its former Tegal foreign subsidiaries, primarily as a result of the final closing of the former Tegal German subsidiary.   The Company received permission to close the German subsidiary in June 2013.  No further audits or reviews are anticipated by foreign taxing authorities.

With the closure of the former Tegal’s foreign subsidiaries and the sale of the Company’s last two patent lots in fiscal year 2014, the Company has no other activities or assets related to discontinued operations.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Promissory note payable	$500	$167	$333	$-	$-
Interest due on promissory notes payable	71	41	30	-	-
Non-cancelable operating lease obligations	340	125	215	-	-
Total contractual cash obligations	$911	$333	$578	$-	$-

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to discontinued operations, net of sublease income, was $0 for the periods presented.  Rent expense for operating leases related to continuing operations was $32 and $97 for the three and nine month periods ended December 31, 2014, respectively.   Rent expense for operating leases related to continuing operations was $30 and $100 for the three and nine month periods ended December 31, 2013, respectively.  The Company has no sublease income for the periods presented.

Certain of our past sales contracts included provisions under which customers would be indemnified by us in the event of, among other things, a third party claim against the customer for intellectual property rights infringement related to our products. There are no limitations on the maximum potential future payments under these guarantees. The Company has accrued no amounts in relation to these provisions as no such claims have been made, and the Company believes it has valid, enforceable rights to the intellectual property embedded in our products.

Liquidity and Capital Resources

For the nine months ended December 31, 2014 and the fiscal year ended March 31, 2014, the Company financed our operations from existing cash on hand, the net proceeds raised from an underwritten public offering which closed on June 25, 2014, and the net proceeds from the sale of discontinued assets, as disclosed in prior filings.  Net cash used in operating activities during the nine months ended December 31, 2014 was $2,590.  The primary changes in our cash flow statement for the nine months ended December 31, 2014 compared to the corresponding period in the prior fiscal year were due to our net loss of $3,388, partially offset by changes in stock-based compensation, amortization of intangibles, deferred financing expenses of the Company’s recent round of new financing and changes in accounts receivable.  Net cash used in operating activities during the nine months ended December 31, 2013 was $1,656, due primarily to our net loss of $ 2,363, our acquisition of CollabRx, partially offset by changes in assets and liabilities of discontinued operations, stock-based compensation and changes in accounts receivable due to revenues related to our new operations.

Index
The condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. The Company incurred net losses of $3,388 and $2,363 for the nine months ended December 31, 2014 and 2013, respectively. The Company’s existing cash and cash equivalents were adequate to fund the Company’s operations requirements and obligations through the third quarter of its fiscal year 2015.  However, the Company does not have sufficient cash balances to fund future operations.   As a result, it pursued several alternative financing sources to continue operations.

On October 20, 2014, the Company filed a registration statement with the SEC on Form S-1 under the Securities Act. CollabRx anticipates using the net proceeds from the related offering for general corporate purposes, including development of its products and services, general and administrative expenses and working capital.

On January 16, 2015, CollabRx entered into a Loan and Security Agreement (the “Loan Agreement”) with Medytox, pursuant to which it is contemplated that Medytox will loan up to $2,396 to the Company.

The Company intends to use the proceeds from the Loan Agreement for working capital and general corporate purposes.  Amounts borrowed by CollabRx under the Loan Agreement will accrue simple interest at the rate of fifteen percent (15.0%) per annum.  As of February 10, 2015, CollabRx had borrowed $551 under the Loan Agreement.  The making of additional advances to the Company under the Loan Agreement is completely discretionary on the part of Medytox.  All amounts borrowed under the Loan Agreement mature on December 31, 2015.  Upon the occurrence of an event of default under the Loan Agreement, all or a portion of the then outstanding principal and unpaid accrued interest under the Loan Agreement is convertible, in the discretion of Medytox, into shares of common stock, $0.01 par value per share of CollabRx at a conversion price equal to the lower of (i) $0.85 or (ii) the average of the bid and ask prices of the Common Stock on the trading day immediately prior to the date of conversion; provided, however, that the maximum number of shares issuable to Medytox is 14.9% of the number of shares of Common Stock then outstanding.  CollabRx has agreed to secure the payment and performance of its obligations under the Loan Agreement by the grant of a security interest in all of its assets.

The Company continues to incur recurring losses from operations.  Even though the Company has entered into the aforementioned agreement with Medytox, it must still prove its ability to generate sufficient levels of cash from its operations.  The Company expects to continue to finance future cash needs through the Loan Agreement with Medytox and the proposed  business combination if completed may provide financing that will sustain the Company’s operations until the Company can achieve profitability and positive cash flows. However, the perception that the Company may not be able to continue as a going concern may cause others to choose not to pursue a business relationship with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.  These conditions may raise substantial doubt about the Company’s ability to continue as a going concern.

If the Company is not able to achieve profitability and positive cash flows, the Company may not be able to continue the operation of its business.

It is not possible to predict when our business and results of operations will improve.

The Company’s investing activities consisted primarily of furniture purchases for additional staff.

Off-Balance Sheet Arrangements

The Company does not currently have, nor has it ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

As of December 31, 2014 and March 31, 2014, all of the Company’s cash equivalents were held in the form of money market funds denominated in U.S. dollars in the condensed consolidated balance sheet.  Changes in the exchange rate between other currencies and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.

Fair Value Measurements

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers what assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.   The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Our financial instruments consist primarily of money market funds.  As of December 31, 2014, all of our investments were classified as cash equivalents in the condensed consolidated balance sheet. The carrying amounts of our cash equivalents are valued using Level 1 inputs.  Our cash equivalents total $193.

Interest Rate Risk

The Company is not exposed to interest rate risk. The Company does not hold or issue derivatives, commodity instruments or other financial instruments for trading purposes.

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

Index
Evaluation of Disclosure Controls and Procedures

As of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of December 31, 2014, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had net losses of $3,388, $3,314 and $3,928, for the nine months ended December 31, 2014 and the fiscal years ended March 31, 2014 and 2013, respectively. We used cash flows from operations of $2,590, $2,593 and $3,838 in these respective periods.  As of December 31, 2014, we had cash and cash equivalents of $193.  We expect to continue to sustain losses for the foreseeable future, which may decrease the price of our common stock.  We are currently reliant on borrowings under the Loan and Security Agreement with Medytox Solutions to fund our operations.

We may not complete our proposed transaction with Medytox Solutions.

On December 6, 2014, we entered into a non-binding letter of intent with Medytox Solutions, Inc. for a potential business combination between the companies. The business combination is subject to, among other things, due diligence, the execution of a definitive agreement, necessary board of director and stockholder approvals and other customary conditions.  Our negotiations with Medytox Solutions are at an early stage, and we do not know whether we will enter into a definitive agreement and, if such definitive agreement is entered into, whether the contemplated business combination will be consummated.

If we complete our proposed transaction with Medytox Solutions, your ownership will be significantly diluted and the senior management of Medytox Solutions will control the combined company.

The last reported sale price of our common stock on The NASDAQ Capital Market on February 11, 2015 was $2.01 per share, implying a market capitalization for our company of approximately $4.9 million based on 2,929,954 shares of our common stock outstanding as of September 30, 2014.  The last reported sale price of Medytox Solutions’ common stock on the Over-the-Counter Bulletin Board on February 5, 2015 was $5.00 per share, implying a market capitalization for Medytox Solutions of approximately $145 million based on 29,039,836 shares of Medytox Solutions common stock outstanding as of November 17, 2014.As a result of the significant difference in the relative market capitalizations of our company and Medytox Solutions, we expect that your ownership in the combined company will be significantly diluted.  Medytox Solutions is a closely-held corporation, and we expect that members of Medytox Solutions’ senior management will control the combined company in the event that the proposed transaction is treated.  In addition, members of Medytox Solutions’ senior management hold preferred stock with rights, preferences and privileges that will rank senior to the common stock of the combined company.

We may incur indebtedness under our Loan and Security Agreement with Medytox Solutions.  In the event of a default under the Loan and Security Agreement, we may issue shares of common stock to Medytox Solutions, which will dilute your ownership.

Pursuant to the Letter of Intent, Medytox Solutions agreed to advance certain funding to our company in contemplation of the business combination. On January 16, 2015, we entered into a Loan and Security Agreement with MedytoxSolutions, pursuant to which it is contemplated that Medytox Solutions will loan up to $2,396 to our company.  We intend to use the proceeds from the Loan and Security Agreement for working capital and general corporate purposes. Amounts borrowed by our company under the Loan and Security Agreement will accrue simple interest at the rate of fifteen percent (15.0%) per annum. As of February 10, 2015, we had borrowed $551 under the Loan and Security Agreement. The making of additional advances to our company under the Loan and Security Agreement is completely discretionary on the part of MedytoxSolutions. All amounts borrowed under the Loan and Security Agreement mature on December 31, 2015.

Upon the occurrence of an event of default under the Loan and Security Agreement, all or a portion of the then outstanding principal and accrued interest under the Loan and Security Agreement is convertible, in the discretion of MedytoxSolutions, into shares of our common stock at a conversion price equal to the lower of (i) $0.85 or (ii) the average of the bid and ask prices of ourcommon stock on the trading day immediately prior to the date of conversion; provided, however, that the maximum number of shares issuable to Medytox Solutions is 14.9% of the number of shares of common stock then outstanding. The issuance of common stock to Medytox Solutionswould have a dilutive effect on your ownership interest in our company.

Index
We may be required to pay a $1,000 termination fee to Medytox Solutions.

On January 16, 2015, we entered into an Agreement with Medytox Solutions, pursuant to which we agreed that in the event we enter into a merger or other sale transaction involving at least thirty-five percent (35.0%) of our shares or assets with a party other than Medytox Solutions, we will pay MedytoxSolutions a $1,000 fee. Notwithstanding the foregoing, no fee will be payable to Medytox Solutions in the event (i) Medytox Solutions has not provided funding to our company of at least $500 pursuant to the Loan and Security Agreement or (ii) Medytox Solutions has not funded an advance requested by us under the Loan and Security Agreement, subject to certain exceptions. The fee may discourage another company from pursuing a strategic transaction with our company.

There can be no assurances as to whether and when our proposed public offering may be completed.

On October 20, 2014, the Company filed a registration statement with the SEC on Form S-1 under the Securities Act in connection with its proposed public offering.  We anticipate using the net proceeds from this proposed public offering for general corporate purposes, including development of its products and services, general and administrative expenses and working capital. Aegis Capital Corporation is acting as the sole book-running manager for the offering. We anticipate filing a final prospectus supplement and accompanying prospectus describing the terms of the offering will be filed with the SEC and will be available on the SEC's website located at http://www.sec.gov.   There can be no assurances as to whether and when our proposed public offering may be completed.

Without additional capital from the proposed public offering, our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  Until the Company can generate sufficient levels of cash from its operations, we may need to sell equity or debt securities to raise additional funds to continue to operate as a going concern beyond the third quarter of our fiscal year 2015.  In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to pursue a business relationship with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

Any failure to complete the proposed public offering may have negative consequences that may materially and adversely affect our financial performance and operating results and the price per share for our common stock.  Furthermore, we are required to pay certain costs relating to the proposed public offering, whether or not it is completed, such as significant fees and expenses relating to legal, accounting and printer services.  If it is not completed, these risks may materially and adversely affect our stock price, operating results and ongoing business.

We expect to continue to finance future cash needs primarily through proceeds from equity financings, including the proposed public offering, and collaborative agreements with strategic partners or through a business combination with a company that has such financing in order to be able to sustain its operations until we can achieve profitability and positive cash flows.

There can be no assurance that we will be able to obtain the funds required for our continued operations. There can be no assurance that additional financing will be available to us or, if available, that it can be obtained on commercially reasonable terms. If we are not able to complete the proposed public offering or to obtain other financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Our cash flow is highly variable and may not be sufficient to meet all of our objectives and there is uncertainty about our ability to continue as a going concern.

Our cash and cash equivalents were $1.1 million at September 30, 2014, compared to $2.8 million at September 30, 2013.   We have used cash from operations of $2.6 million and $3.8 million for the years ended March 31, 2014 and 2013, respectively.  Our existing cash and cash equivalents and expected cash flow from operations will not provide sufficient liquidity to fund our operations and capital expenditures beyond December 31, 2014.  Our independent registered public accounting firm concluded that there was substantial doubt about our ability to continue as a going concern as of March 31, 2014.  Accordingly, it included an explanatory paragraph to that effect in its report on our March 31, 2014 financial statements.

Until the Company can generate sufficient levels of cash from its operations, we will need to sell equity or debt securities to raise additional funds to continue to operate as a going concern. On January 16, 2015, we entered into a Loan and Security Agreement with MedytoxSolutions, pursuant to which it is contemplated that MedytoxSolutions will loan up to $2,395,644 to our company.  As of February 10, 2015, we had borrowed $551 under the Loan and Security Agreement.  The making of additional advances to our company under the Loan and Security Agreement is completely discretionary on the part of MedytoxSolutions.  The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

The Company expects to continue to finance future cash needs primarily through proceeds from equity financings and collaborative agreements with strategic partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows.

Our ability to meet our liquidity needs depends on our ability to achieve revenue targets of between $4 and $5 million annually as well as to reduce expenses.  We may have insufficient cash to satisfy our liquidity needs, which could force us to obtain additional debt or equity financing from other sources, to further reduce expenses, or to sell assets. Reducing our expenses could adversely affect our operations. We cannot assure you that we will be able to secure additional debt or equity financing or sell assets on acceptable terms, if at all, and failure to do so could cause us to cease operations. In addition, raising additional equity financing could result in substantial dilution of our equity holders and in the net tangible book value per share of such holdings.

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

Index
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

Index
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

Risks Related to Our Common Stock

Our common stock could be delisted from NASDAQ.

On November 18, 2014, we were notified by the Nasdaq that the bid price of the our common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), we have180 calendar days, or until May 18, 2015, to regain compliance.  If at any time before May 18, 2015, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with the Rule.  If we do not regain compliance by May 18, 2015, an additional 180 days will be granted to regain compliance, so long as we meet The Nasdaq Capital Market initial listing criteria (except for the bid price requirement).

On November 20, 2014, we were notified by the Nasdaq that the shareholders' equity balance reported on our last Quarterly Report filed with the Securities and Exchange Commission on November 14, 2014 fell below the $2,500,000 minimum requirement for continued listing under the Nasdaq Capital Market's Listing Rule 5550(b)(1).  On January 20, 2015, we announced that we received a letter from the NASDAQ Listing Qualifications Staff  indicating that, unless we timely request a hearing before the NASDAQ Listing Qualifications Panel, our securities would be delisted from The NASDAQ Capital Market due to our non-compliance with NASDAQ Listing Rule 5550(b)(1). We have requested a hearing before the Panel, at which hearing we will present our plan to evidence compliance with Rule 5550(b)(1), which requires us to maintain a minimum of $2.5 million in stockholders' equity.  Our common stock will continue to trade on The NASDAQ Capital Market under the symbol "CLRX" pending completion of the hearing process and the expiration of any extension period granted by the Panel.

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

The closing price of our common stock on The NASDAQ Capital Market has ranged from a high as $5.23 to a low of $0.55 from July 12, 2012, the closing date of our acquisition of CollabRx, through December 31, 2014. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	our quarterly or annual earnings or those of other companies in our industry;
•	announcements by us or our competitors of significant contracts or acquisitions;

Index
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

Index
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
Date: February 13, 2015