Form 10-K
period 2015-03-31
CollabRx, Inc.
filed 2015-06-26
CIK 931059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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
Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the common stock on September 30, 2014 (the last day of the second quarter) as reported on the NASDAQ Capital Market, was $3,164,350. As of June 23, 2015 10,487,373 shares of the registrant’s common stock were outstanding.

PART I

Item 1.	Business

Information contained or incorporated by reference in this report contains forward-looking statements.  These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify forward-looking statements by the use of forward-looking terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology which constitutes projected financial information.  These forward-looking statements are subject to risks, uncertainties and assumptions including, but not limited to, industry conditions, economic conditions, and acceptance of our current and future products and services.   For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part Item 1A—Risk Factors” and the “Liquidity and Capital Resources” section set forth in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 14 and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission (“SEC”) reports and filings. We assume no obligation to update forward-looking statements.

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

Our principal executive offices are located at 44 Montgomery Street, Suite 800, San Francisco, California 94104 and our telephone number is (415) 248-5350. Our website address is www.collabrx.com. Our Common Stock trades on the NASDAQ Capital Market under the symbol “CLRX.”

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

The Medytox Solutions, Inc. Merger

On December 6, 2014, we entered into a non-binding letter of intent to acquire Medytox Solutions, Inc. (“Medytox”).  On April 15, 2015, the Company and Medytox entered into a definitive Agreement and Plan of Merger, which we filed as an exhibit to our Form 8-K filed on April 17, 2015 and is incorporated herein in its entirety by this reference.  Completion of the merger is subject to the satisfaction or waiver of a number of conditions.

Medytox is a holding company that owns and operates businesses in the medical services sector. Its principal line of business is clinical laboratory blood and urine testing services, with a particular emphasis in the provision of urine drug toxicology and comprehensive pain medication monitoring programs to physicians, clinics and rehabilitation facilities in the United States. Medytox offers a complete, turn-key urine drug testing, or UDT, program allowing physicians to proactively monitor and treat patients. The Medytox UDT program is utilized by physicians to identify and evaluate prescribed and/or non-prescribed drugs that when combined may cause adverse drug interactions dangerous to a patient’s health. With Medytox’s UDT program, physicians can be more assured their patients are adhering to their therapeutic drug regimens and are in compliance with their prescribed guidelines. Medytox’s UDT program helps the health care provider achieve better outcomes for patients and in evaluating to what extent the prescribed medications and their dosages are working for the patient to achieve a better outcome towards recovery. In addition to its clinical testing operations, Medytox provides a web-based portal to provide laboratory ordering and results to its physician customers. Medytox Solutions also provides lab information systems and electronic health records and billing services to customers.

As a provider of clinical laboratory services, Medytox continues to pursue its strategy of acquiring or entering into binding relationships with high-complexity laboratories that can facilitate its customers’ needs. Medytox has successfully completed several such acquisitions or strategic partnerships with laboratories located in different regions of the United States, allowing Medytox to correspondingly increase its client base. These laboratories, and those Medytox will continue to seek out, offer or can be developed to offer the most advanced analytical technology for the processing of urine specimens including Immunoassay Analyzers for screens and GCMS/LCMS for confirmations. All Medytox’s laboratories are fully-staffed professional COLA-accredited high-complexity laboratories with additional certifications such as the COLA Laboratory of Excellence Award (COLA's Highest Commendation), CLIA (Clinical Laboratory Improvement Amendments) and the State of Florida's AHCA Clinical Laboratory License for Non-Waived High Complexity testing, and Medytox anticipates that any facilities acquired in the future will meet these stringent requirements. Medytox’s in-house billing company services all of its acquired or allied facilities, utilizing electronic processing of claims to the major insurance payers and eliminating the need to rely on and pay for the services of clearing houses, allowing us to maximize profit retention.

Medytox is subject to the informational and reporting requirements of the Securities Exchange Act of 1934 and, in accordance with this law, files annual, quarterly and current reports, proxy statements and other information with the SEC. You can read Medytox’s SEC filings over the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document Medytox files with the SEC at its public reference facility and the website of the SEC referred to above.

Upon completion of the reverse merger transaction with Medytox Solutions, we expect to continue to operate CollabRx as an independent subsidiary, pursuing our current business strategy as a developer and marketer of medical information and clinical decision support products and services to oncologists.  We expect that the additional management and financial resources that will be made available to us by Medytox Solutions will allow us to gain market share against our current and potential competitors, to expand our product offerings with additional interpretive content that supports ever more complex decision-making in the treatment of advanced cancers, to better support our large network of clinical advisors, and to develop new products that address emerging needs for oncology clinicians and researchers in pharmaceutical development.

In the event that Medytox Solutions decides to enter the genomic-based testing market through the acquisition or internal development of an NGS testing lab capability in cancer or another genomic-based disease area (such as hereditary diseases or pharmacogenomics), we believe CollabRx is ideally suited, via our current and expanded GVA product-line, to provide the leading-edge tools needed to provide robust interpretation of those complex tests.  In addition, we expect the availability of additional resources for the marketing and promotion of our existing web-based and mobile decision support products will allow us to either expand the use of our Therapy Finder and CancerRx products among oncology professionals, or to develop other tools for physicians and patients that will enhance awareness of our brand.

We believe that the expansion of our business has been hampered by a lack of adequate management and capital resources, as well as the excessive cost of supporting a public company at an early stage in its development and revenue generation.  Our combination with Medytox Solutions will allow CollabRx to focus on its core competencies in content and systems development, to invest in additional business development, marketing and sales support for our products, and to develop new products in an environment in a larger corporate structure, in which expertise on complex issues in health care (e.g., compliance, regulatory, laboratory operations, etc.) are readily available.

Overview of our Current Business

We develop and market medical information and clinical decision support products and services intended to set a standard for the clinical interpretation of genomics-based, precision medicine.  Building on a comprehensive and specialized knowledge base, software systems that facilitate dynamic updating and automated reporting, and a unique network of over 75 independent expert clinical advisors, we have developed a suite of unique and differentiated information products and services.  These products include a scalable system for providing high-value information on biomarkers and related therapies for inclusion in reports prepared by diagnostic labs reporting on the results from their multi-biomarker genomic-based tests.  In addition, we have developed decision-support tools for physicians and patients to assist with treatment planning for advanced cancer, offered over the Internet in both web-based and mobile apps.  We believe that both product sets are highly synergistic, and allow opportunities for enhancement, cross-fertilization and adoption that go beyond what each would offer individually.

Our overall vision is that we are at the dawn of an era of explosive growth of data and information generated at the molecular level that must be interpreted and contextualized into knowledge before it can be used effectively by either physicians or patients.   We regard this knowledge as being the most valuable portion of the molecular diagnostic process and we believe that all sectors of the healthcare industry, including providers, insurers, drug developers and patients, are potential users of this knowledge. We aim to deliver our proprietary interpretive content as quickly as possible and in as many usable forms as possible via the Internet.

We are just entering our commercialization phase.  The systems and approach that we have developed can be applied to many disease states, but we have chosen to focus initially on cancer, an area of tremendous need and potential.   We believe that our approach is unique, disruptive in the market and well timed, offering the potential for high growth, profitability and above average returns for investors.

We support oncologists and pathologists in their efforts to plan treatment approaches for their advanced cancer patients.  We do so through three major information products, all of which are based on a proprietary knowledgebase that is informed by external data sources, our in-house experts, and a large network of independent clinical advisors.  We attempt to gather together much of the data and evidence that is relevant to different therapeutic approaches in the context of the presence of specific genetic biomarkers, relating those to the relevant drugs and clinical trials that may help a physician plan a treatment approach for a patient.  Similar to an electronic library, we focus on keeping the information comprehensive, accurate, current and easy to access.  Currently, our information products include the following:

Product	Users	Description	Business Model
Genetic Variant Annotation Service™ (GVA™)	Pathologists and Laboratory Medical Directors via cloud-based servers	Automated clinical interpretation of tumor genetic alterations (mutation and copy number variation)	Laboratories pay $75-$150 per test event or purchase annual subscription
Therapy Finders™ for Melanoma, Colorectal and Lung Cancer and Metastatic Breast Cancer	Oncology professionals at the point-of-care	Web-based expert systems for clinical decision support	Advertising and sponsorship sharing with on-line media partner MedPage Today
CancerRx	Oncology professionals at the point-of care	Mobile app with reference tools, social media, and expert systems	Advertising and sponsorship sharing with media partner MedPage Today

Since launching our Genetic Variant Annotation Service (GVA) in August 2013, several prominent diagnostic laboratories, comprehensive cancer centers and life science companies have become customers of and/or partners in this product, including: Life Technologies, Inc. (now Thermo-Fisher, Inc., Carlsbad, California), Affymetrix, Inc. (Santa Clara, California), OncoDNA, SA (Brussels, Belgium), Sengenics, Pte., Ltd. (Singapore), Cynvenio Biosystems, Inc. (Westlake Village, California), Quest Diagnostics, Inc. (Madison, New Jersey), CellNetix Pathology and Laboratories (Seattle, Washington), Genoptix (a Novartis company, Carlsbad, California), The Jackson Laboratory for Genomic Medicine (Bar Harbor, Maine), The University of Chicago Medical (Chicago, Illinois) and The Ohio State University Medical Center (Columbus, Ohio).

Our Therapy Finders™ and CancerRx are made available free to physicians and patients via our on-line media partner, MedPage Today, the professional property of Everyday Health, Inc.

Products and Technology

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

Products

Therapy Finders®™ and CancerRx Mobile App

Our Therapy Finders®™ web-based application serves as an initial user-interface to the underlying knowledge base.  It is available free of charge on our website.  Our Therapy Finders®™ are also offered to registered physicians through MedPage Today, an offering of Everyday Health, Inc.  MedPage Today is a rapidly growing online site that serves 96% of all oncologists and 1.6 million monthly online unique users.  Our agreement with Everyday Health provides for an annual license fee payable to our Company and sharing of sponsorships and advertising revenue generated by Everyday Health.

Our Therapy Finder®™ products are available free-of-charge on our website.  Our Therapy Finders are a series of cancer-specific, web-based apps that are accessed by physicians and patients, usually in the physician’s office.  After indicating a number of pre-set options related to stage of cancer, histopathology, prior treatments and presence of biomarkers on an input page, the physician is presented with a results page which explains the role of the biomarker, identifies a possible therapeutic strategy for that particular set of inputs, along with tabs associated with searchable lists of relevant drugs and clinical trials. Therapy Finders are an interactive, informational and educational resource for both physicians and patients, and can be used for decision-support.  Therapy Finders do not provide the level of detailed information on specific test results that are available from the GVA.  Therapy Finders are offered free of charge and the advisors associated with the development and updating of each app are prominently featured.  The development and distribution of Therapy Finders is partially supported by sponsorships and advertising revenue.  Our aim is to make this tool available as widely as possible, through as many channels as possible, to help community physicians understand the relevance of biomarker testing and the availability of potential therapies for their advanced cancer patients.

Our Therapy Finders®™ products are available on both our website and on the MedPage Today website.  There is no material difference between the Therapy Finders®™ presented on both websites.  The only differences are cosmetic, such as background color and placement of individual frames.  Initially, the language used in our Therapy Finders presented on our website was geared toward patients.  When the opportunity arose in connection with MedPage Today, we modified the language to be more physician-friendly and indicated this by appending “Professional” to the title “Therapy Finder.”  In order to avoid confusion, we replaced the patient oriented version on our website with the professional version that is distributed through MedPage Today.  At the same time, we also undertook to revise the other Therapy Finders appearing on our website, but not yet distributed through MedPage today, to the professional (physician-friendly) version, and labeled them as such.  Nevertheless, we anticipate offering both professional and patient oriented versions of our Therapy Finders or other similar decision-support tools in the future.

In 2014, we redesigned our Therapy Finders®™ so that they could be accessed by physicians using the iOS operating system from Apple, Inc. via an iPhone or an iPad, and have named this mobile application “CancerRx.” CancerRx was co-developed with MedPage Today of Everyday Health, Inc., with the ownership of the application retained by CollabRx.  A special feature of CancerRx is a daily oncology newsfeed from MedPage Today, all with real-time over the air updates. Under our agreement with MedPage Today each company absorbs its own costs for the development, and we share the gross advertising, sponsorship and data analytics revenues associated with the app.  We launched CancerRx during the first fiscal quarter of fiscal year 2015.

Recently, we undertook a review of the software engineering and the biomedical and scientific basis of the Therapy Finders® and the related CancerRx mobile app in order to determine the feasibility of offering a replacement product that incorporates the breadth of data that we have accumulated since the initial development of those products in 2010, and which is easier to maintain with frequent updates.  We expect to complete that review over the next several months.   While we undertake the review in close collaboration with our on-line media partner, MedPage Today of Everyday Health, Inc., we may temporarily suspend all or certain features of these products.

Genetic Variant Annotation™ Service (GVA™)

Within the clinical laboratory market segment, our current offering provides the clinical interpretation of genetic variants present in human tumor biopsies, and is sold directly to diagnostic labs that perform molecular testing on patients.  Our “Genetic Variant Annotation™” service” or “GVA™” is compiled dynamically by our software platform to provide specific insights to a patient’s diagnostic test results on a test-by-test basis.  The GVA results are provided to laboratories in a variety of forms, including with a front-end user interface or directly integrated into a customer’s laboratory information management system.  Drawing on our interactive and up-to-date knowledge base, a diagnostic lab medical director can select the most relevant insights for a particular patient at the time of testing, and incorporate those insights on potential therapeutic strategies within the report that is transmitted directly back to the ordering physician (typically an oncologist or pathologist).  Our content is typically branded and identified as “Powered by CollabRx” within the test report.  We deliver the GVA product via a cloud-based variation on a SaaS business model, and we receive payment directly from the diagnostic laboratory, typically on a per-test basis.  Because we are independent and focused exclusively on providing information on actionable biomarkers, we are able to offer our service to many of the hundreds of laboratories globally that offer genetic testing of cancer tumors.

The GVA™ is a service offered to diagnostic testing laboratories, including academic medical centers and commercial laboratories.  Our lab customers provide us with a test result, usually in the form of an electronic file that represents the results of a genomic test, typically from a “Next Generation Sequencing” (NGS) or similar testing platform.  We analyze the test results for the purpose of identifying those aberrations that we have annotated in advance as being “actionable” (i.e., related to a therapeutic strategy).  We provide the testing lab with a report, incorporating specific information regarding identified biomarkers and associated therapeutic strategies for each, along with relevant drugs and clinical trials, to a level and in a format that we have agreed in advance with our customer.  We are compensated for this service either on a per-test or on a volume-adjusted subscription basis.   This service is not available to the public and is not available on our website. To date we have signed SaaS-based, multi-year agreements with Life Technologies, Inc. (Carlsbad, California), OncoDNA, SA (Brussels, Belgium), Sengenics, Pte., Ltd. (Singapore), Cynvenio Biosystems, Inc. (Westlake Village, California), Quest Diagnostics, Inc. (Madison, New Jersey), CellNetix Pathology and Laboratories (Seattle, Washington), Genoptix (a Novartis company)(Carlsbad, California), The Jackson Laboratory for Genomic Medicine (Bar Harbor, Maine).

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

The Market

Cancer is a worldwide health concern.  In 2002, cancer eclipsed heart disease as the number one cause of death in the US for individuals under the age of 85, according to the National Cancer Institute.   In the US, nearly 12 million individuals are living with a cancer diagnosis, approximately 7 million individuals are being treated for cancer, approximately 1.5 million new cases are diagnosed each year, over 600,000 people die from cancer each year (6 million deaths worldwide), and nearly 1 in 3 females and 1 in 2 males will be diagnosed with cancer in their lifetime, according to the American Cancer Society.  Age is the number one risk factor for the development of cancer.  Nearly 80% of cancers are diagnosed in individuals age 55 years and older, which is the fastest growing segment of the US population.  JPMorgan recently estimated that the total market opportunity for testing in cancer is estimated at $10 billion in 2014 in the United States alone, growing to $25 billion by 2018, but this opportunity has only been partially tapped.

Cancer treatment and research has been experiencing an unprecedented explosion of knowledge in the past 5-10 years.  There are over 500 new cancer therapies in pre-clinical development, approximately 400-500 cancer diagnostic labs, more than 10,000 cancer-related clinical trials are currently ongoing, and over 100,000 cancer-related papers are published in the scientific literature annually, according to PubMed and ClinicalTrials.gov.  The knowledge explosion is associated with two interrelated key drivers: (i) cancer is fundamentally a disease of the genome, (i.e., genetic mutations cause cancer), and (ii) the costs and time to sequence genes (and discover mutations that can be targeted for therapy) have been falling at an increasing rate, driven principally by new sequencing technologies commonly referred to as “Next General Sequencing” or “NGS”.   The concept of a “$1,000 genome” has broad psychological implications since it represents the price point at which leading experts believe that every cancer genome will be sequenced.

Large-scale genetic sequencing studies in tumors are rapidly uncovering mutations in genes that can be selectively targeted by pharmaceutical and biotechnology companies.  There were approximately 5 cancer genes in 2008 in which genetic aberrations were strongly associated with treatment implications.  By comparison, there are currently 15-20 such genes, a number that is expected to double in the next year even as additional mutations are being discovered in genes already associated with cancer.  Currently there are approximately 120 biomarkers representing hundreds of mutations in aggregate that are associated with some level of clinical actionability.  This number is expected to increase as new discoveries are made.

Business Strategy

Our strategic vision is to become a leading source of high value, independently reviewed, actionable information on molecular medicine that supports decision-making by physicians and patients, embodied in tools and services whose performance or use allow us to accumulate data that is valuable to paying segments of the health care ecosystem.  We intend to build our information franchise first in oncology, and then expand to other genomics-based disease areas that are amenable to our approach of automated, scalable, and expert-vetted content creation and distribution.

Payors, individual practitioners and patients alike will increasingly want to understand the power and utility of biomarkers and their associated targeted therapies in connection with treatment planning.   By making our knowledge base accessible through easy to use web-based and mobile apps, we believe that we can extend our franchise beyond oncology, cross-sell related products and provide a service that is currently unmatched in the health care marketplace.

Our growth strategy includes the following key elements:

Marketing of our Genetic Variant Annotation™ Service (GVA™) into additional segments within the clinical diagnostic laboratory market.  Since launching the GVA, we have been engaged primarily in a business development effort with the largest general reference laboratories, with the belief that these laboratories will eventually make up a large portion of all of the genomic tests administered to cancer patients.  We have also been successful in attracting some of the most prominent specialty reference laboratories in the US.  We intend to continue to formalize our approach to these market segments, relying more on marketing than business development.  We have had some success in penetration of the important academic hospital lab segment, but intend to do more in this segment, likely in association with strategic partners. The additional segments of community hospital labs and research labs are not prominent short-term targets for the GVA, but will be addressed via partnerships with other companies for whom these are target markets. While most cancer patients are treated in community hospitals, their in-house laboratories currently rely largely on either the general or specialty reference labs for cancer genomic testing.

Forming strategic partnerships with life science companies to expand GVA biomarker coverage and utility and to engage with them in cooperative marketing efforts. An example of such a strategic partner is Affymetrix, Inc., which has supported our inclusion of Copy Number Variation (CNV) data, which along with sequencing data, provides a comprehensive genetic profile of somatic tumors.  In addition to supporting the inclusion of CNV data in our GVA, Affymetrix is supporting a cooperative marketing effort to their clinical research customers.  Another life science company with whom we were engaged in the early development of our GVA was Life Technologies, Inc. (now a part of Thermo-Fisher).  We are actively seeking additional strategic partnerships with life science and other large companies to both expand the utility of our GVA and to market to our mutual customers.

Forming partnerships with companies in the diagnostic testing workflow to enhance the GVA and to expand our customer base. Particularly in the academic hospital laboratory segment, there is a wide range of capabilities in the area of information technology (IT).  A certain base level of IT capability is needed to design, manage and track test results and to prepare reports for ordering physicians.  Several companies with whom we have entered agreements, such as GeneInsight, Inc., have developed product offerings in these areas. Our aim is to be able to offer our GVA content through such IT platforms.  In addition, we have established a partnership with Omicia, Inc. which offers both IT support to labs and provides a powerful platform and algorithm for genomic research.  We are also seeking to tie-up with companies that are integrated into or offer Electronic Medical Records, to facilitate the integration and reporting of additional high value patient data, such as clinical outcomes.

Supporting the advertising and sponsorship sales activities of Everyday Health, Inc. in connection with the current and future Therapy Finders and CancerRx mobile apps.   With the successful launch of the CancerRx mobile app in connection with MedPage Today, the sales and marketing teams of Everyday Health have been actively recruiting advertising and sponsorships for the app, which is free to registered users of MedPage Today.  We intend to provide our specialized expertise related to the information needs of oncologists and pathologists to promote CancerRx to the largest pharmaceutical and diagnostic companies.  In addition, we intend to develop additional Therapy Finders for other cancers and other tools and features that will drive repeat usage for inclusion on both MedPage Today and CancerRx.  Eventually, with continued and prolonged use of the app by physicians, we will be able to develop anonymous data sets which we believe will be of assistance to the detailed sales efforts of our sponsors and advertisers.

Customers

In fiscal year 2015, six customers accounted for 78% of our revenues.  In fiscal year 2014, five customers accounted 96% of our revenues and one of our customers, Life Technologies, Inc., accounted for 76% of our revenues.  No other customer accounted for 10% or more of our revenues in fiscal years 2015 or 2014.  As we continue to make inroads into the commercialization phase of our current business, we expect that our customer base will expand and that our sales will be less concentrated.  As of March 31, 2015, three customers accounted for 95% of our trade accounts receivable balance.   As of March 31, 2014, four customers accounted for 100% of our trade accounts receivable balance.

Life Technologies, Inc. has been a major contributor to our revenues and gross profits in the past.  However we have funded our operating expenses primarily through our financing activities, cash on hand and the net proceeds from the sale of discontinued assets.  Please see the “Liquidity and Capital Resources” section set forth in Item 2 herein.   We are actively engaged in negotiations with several other companies who are interested in purchasing our content on similar terms or under annual subscriptions or SaaS arrangements.

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

For our clinical products, we formed our first strategic partnership with Everyday Health, Inc. a leading on-line media company in the healthcare market.  Our agreement with Everyday Health includes license fees and advertising revenue sharing in connection with making our CollabRx Therapy Finders®™ available to registered physicians through MedPage Today, Everyday Health, Inc.’s rapidly growing online site that serves 96% of all oncologists and has 1.6 million monthly online unique users.

For our laboratory products, we entered into a multi-year agreements with several companies, including Quest Diagnostics, Inc., The Jackson Laboratory, Cellnetix, Inc., Genoptix, Inc., Cynvenio Biosystems, Inc., OncoDNA, SA (Brussels, Belgium), and Sengenics, Pte., Ltd. (Singapore).

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

We employ approximately eight full-time scientists and engineers in our R&D organization, supplemented by a number of contract consultants and interns.  The expenses related to R&D resulted from the change in categorization of certain employee related expenses from Engineering to R&D.  The efforts of our engineering group include supporting existing product offerings as well as developing future product offerings.  We have segregated these expenses and reported expenses that make up the total R&D expenses for respective the fiscal periods.

Research and development expenses for continuing operations for fiscal 2015 and 2014 were $85 and $284, respectively.  The decrease in research and development expenses in fiscal 2015 compared to fiscal 2014 reflected a higher level of effort on existing products than on products that had not yet been offered for sale.

We expect that R&D is and will be an essential part of our business, and that our absolute spending will remain at current levels or increase in the future.

Competition

Competition in the “content” space can originate from the Internet, online medical journals, consumer-facing healthcare websites, other proprietary databases, and subscription-based services.  However, we believe that none of the existing competitors offer the array of experts, vetted content, tools and services that are embodied in the CollabRx organization.

Competition in the clinical decision support space comes primarily from clinical treatment guidelines publishers (e.g., NCCN), boutique-level consulting companies (e.g., N-of-One, Inc.), companies that develop healthcare applications (“apps”, e.g., Athena Health/Epocrates), and more recently laboratories that conduct genomic testing (e.g., Foundation Medicine and Caris Life Sciences). The most relevant direct competitor to CollabRx interpretive analytics and test reporting services is Foundation Medicine, currently recognized as one of a small number of lab testing companies that also provide “best-in-class” interpretive reporting of tumor mutational profiling. CollabRx has been identified as a key potential competitor to Foundation Medicine and others since we broadly enable others to meet and exceed the standard set by Foundation Medicine with respect to test report quality. Competition in the “analytics” space comes primarily from large firms with a broad focus (e.g., SAP) and from niche firms with a focus in healthcare (e.g., GNS Healthcare) or cancer genomics (e.g., Molecular Health). Both types of firms currently develop and apply statistical models to identify trends in large and complex datasets, but do not routinely provide a clinically relevant interpretive framework to the results. When they do, it’s typically in the content of drug toxicity, and not efficacy. At present these firms represent potential CollabRx partners, but could conceivably become direct competitors if they developed a clinical expert-backed content strategy similar to CollabRx. In addition, unlike CollabRx, these types of firms (i.e., ones that utilize statistical modeling and algorithms) are likely to face much more intense regulatory oversight and scrutiny, based on recent guidance issued by the FDA.

Intellectual Property

Our business relies, in part, upon our ability to protect our proprietary technologies, methods and processes, product designs and branding that we have invented, developed or licensed. To accomplish these objectives, we rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections.  Our policy is to seek patent protection and trademark registration for commercially valuable assets we develop, as appropriate, and maintain as trade secrets other aspects of our proprietary platform, processes, and know-how.

We have licensed the rights to two U.S. patent applications to GeneKey, Inc. pursuant to royalty agreements and have filed one provisional U.S. patent application.  We also rely on several registered and unregistered trademarks to protect our brand.  In addition, we seek to protect our intellectual property rights by generally requiring our employees and independent contractors involved in development to enter into agreements acknowledging that all inventions, trade secrets, works of authorship, developments, concepts, processes, improvements and other works generated by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim in those works.

Despite our efforts to protect our proprietary technologies and our intellectual property rights, unauthorized parties may attempt to copy aspects of our products or obtain and use our trade secrets or other confidential information. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our confidential information and proprietary technology. These agreements may not effectively prevent unauthorized use or disclosure of our intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our intellectual property or technology. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties. We cannot assure you that the steps taken by us will prevent misappropriation of our trade secrets or technology. In addition, the laws of some foreign countries do not protect our intellectual property rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors’ obtainment of our trade secrets or independent development of unpatented technology similar to ours or competing technologies, could adversely affect our competitive business position.

Litigation or proceedings before the U.S. Patent and Trademark Office, or USPTO, or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights, to protect our patent rights, trademarks, and trade secrets and to determine the validity and scope of the intellectual property rights of others. Our efforts to enforce or protect our intellectual property rights may be ineffective and could result in substantial costs and diversion of resources and management time, and could substantially harm our results of operations.

Employees

As of March 31, 2015, we had a total of thirteen regular employees and no part-time contract personnel. Of our regular employees, eight are in research and development, and five are in executive and administrative positions.  Of the thirteen regular employees, ten hold advanced degrees, including PhDs, MDs and MBAs.

None of our remaining employees are represented by a labor union or covered by a collective bargaining agreement.

NanoVibronix

On November 22, 2011, the Company completed a $300 strategic investment in NanoVibronix, Inc., (“NanoVibronix”) a private company that develops medical devices and products that implement its proprietary therapeutic ultrasound technology.  The Company’s investment in NanoVibronix was in the form of a convertible promissory note that bore  interest at a rate of 10% per year compounded annually, which matured on November 15, 2014.  Our investment was intended to precede a possible merger of the two companies.  However, those discussions were terminated by mutual agreement between the parties and NanoVibronix, Inc. continued to operate as a private company.  NanoVibronix has filed a registration statement with the Securities and Exchange Commission in connection with a proposed initial public offering.  The Company and NanoVibronix agreed that once the offering is completed, the Convertible Promissory Note will be converted into common stock of NanoVibronix.

On February 9, 2015 NanoVibronix filed a Form 10 with the SEC.  On February 10, 2015, the series B-1 promissory note held by CollabRx was converted into Series B-1 preferred shares. Coincident with the effectiveness of this filing, the Series B-1 preferred shares held by CollabRx was converted into 204,507 shares of NanoVibronix common stock, representing 8.9% of the 2,289,682 shares of total common shares outstanding as of January 30, 2015.

As of March 31, 2015, the NanoVibronix registration statement was not yet effective with the SEC, nor was the stock trading as it has not yet cleared the Depository Trust & Clearing Corporation (“DTC”).   During the fourth quarter of fiscal year 2015, the Convertible Promissory Note was converted into an equity investment on the Company’s balance sheets.  As of March 31, 2015 and 2014, respectively, the Convertible Promissory Note balance was $399 and $378, respectively, consisting of the original $300 investment and $99 and $78, respectively, in accrued interest income.The Company believes the maturity date value of the Convertible Promissory Note approximates the fair value of the investment as of March 31, 2015, as NanoVibronix did not yet have an effective market price.

Once the NanoVibronix, Inc. offering is complete, we expect that our Chief Executive Officer will become a member of the NanoVibronix, Inc. Board of Directors.

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

We had net losses of $(5,164) and $(3,314) for the years ended March 31, 2015 and 2014, respectively.  We used cash flows from operations of $(3,565) and $(2,431), in these respective years.   As of March 31, 2015, we had cash and cash equivalents of $7,521. We expect to continue to sustain losses for the foreseeable future.

If the Company is not able to achieve profitability and positive cash flows, the Company may not be able to continue the operation of its business.  It is not possible to predict when our business and results of operations will improve.

We may not complete our proposed transaction with Medytox Solutions.

On December 6, 2014, we entered into a non-binding letter of intent to acquire Medytox Solutions, Inc. (“Medytox”) in a reverse merger transaction.  On April 15, 2015, we and Medytox entered into a definitive Agreement and Plan of Merger, which we filed as an exhibit to our Form 8-K filed on April 17, 2015.  Completion of the merger is subject to the satisfaction or waiver of a number of conditions, and we cannot provide any assurances that the transaction will be completed.

If we complete our proposed transaction with Medytox, your ownership will be significantly diluted and the senior management of Medytox will control the combined company.

Our Agreement and Plan of Merger with Medytox provides that the exchange ratio for purposes of converting Medytox common stock into CollabRx common stock will be calculated such that holders of CollabRx equity prior to the closing of the merger (including all outstanding CollabRx common stock and all restricted stock units, options and warrants exercisable for shares of CollabRx common stock) will hold 10% of CollabRx’s common stock following the closing of the merger, and holders of Medytox equity prior to the closing of the merger (including all outstanding Medytox common stock and all outstanding options exercisable for shares of Medytox common stock, but less certain options that will be cancelled contingent upon the closing pursuant to agreements between Medytox and such optionees) will hold 90% of CollabRx’s common stock following the closing of the merger, in each case on a fully diluted basis.  In addition, holder of Medytox preferred stock will receive shares of newly designated CollabRx Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.  Your equity interest in the combined company will be further diluted by certain outstanding convertible promissory notes exercisable for CollabRx common stock after the closing and certain option grants expected to be made at or immediately following the closing of the merger.  Accordingly, we expect that your ownership in the combined company will be significantly diluted.  Medytox Solutions is a closely-held corporation, and we expect that members of Medytox Solutions’ senior management will control the combined company in the event that the proposed transaction is treated.  In addition, members of Medytox Solutions’ senior management hold preferred stock with rights, preferences and privileges that will rank senior to the common stock of the combined company.

If we complete a reverse merger transaction with Medytox, our business will change significantly and, as a result, we would face new risks.

Medytox is a holding company that owns and operates businesses in the medical services sector. Its principal line of business is clinical laboratory blood and urine testing services, with a particular emphasis in the provision of urine drug toxicology and comprehensive pain medication monitoring programs to physicians, clinics and rehabilitation facilities in the United States. If we complete a reverse merger transaction with Medytox, our business will change significantly and, as a result, we would face new risks, including the following:

•	Medytox has a limited operating history, which will make it difficult to evaluate an investment in our common stock;

•	Voting control by Medytox’s directors and officers will make it unlikely for other stockholders to effect change even if they are dissatisfied with management’s performance;

•	Medytox plans to use our common stock, to a large extent to pay for future acquisitions and this would be dilutive to investors;

•
As a company with limited capital and human resources, management’s time and attention will be diverted from our business to ensure compliance with regulatory requirements more than would be the case with a company that has well established controls and procedures;

•
Medytox’s business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes or changing interpretations of, The Clinical Laboratory Improvement Amendments of 1984 or state laboratory licensing laws to which Medytox is subject;

•	Regulation by the Food and Drug Administration of Laboratory Developed Tests and clinical laboratories may result in significant change to Medytox Solutions’ business;

•	Some of Medytox’s activities may subject the company to risks under federal and state laws prohibiting “kickbacks” and other laws designed to prohibit payments for referrals;

•
Medytox conducts its clinical laboratory testing business in a heavily regulated industry and changes in regulations or violations of regulations could, directly or indirectly, harm its operating results and financial condition;

•
Failure to comply with complex federal and state laws and regulations related to submission of claims for clinical laboratory services can result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid Programs;

•
Changes in regulation and policies, including increasing downward pressure on health care reimbursement, may adversely affect reimbursement for diagnostic services and could have a material adverse impact on Medytox’s business; and

•	Healthcare plans have taken steps to control the utilization and reimbursement of healthcare services, including clinical test services.

The risks described above are not the only ones Medytox faces. Additional risk we and Medytox are not presently aware of or that we or Medytox believe are immaterial may also impair the operations of the combined company.

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

We are dependent on the services of Thomas Mika, our President and Chief Executive Officer, Clifford Baron, our Vice President and Chief Operating Officer, Smruti Vidwans, our Vice President and Chief Science Officer and Dr. George Lundberg, our Vice President and Chief Medical Officer, along with our technical experts and other members of our management team.  The loss of one or more of these key members of our senior management team could have a material adverse effect on us. We may not be able to retain or replace these key personnel, and we may not have adequate succession plans in place. Messrs. Mika and Baron are subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit Messrs. Mika and Baron to terminate their employment with us upon little or no notice and the enforceability of the non-competition provisions is uncertain.

If we are unable to hire, retain and motivate qualified personnel, our business would suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, particularly in software and biotechnology, may seriously harm our business, financial condition and operating results. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area. We intend to issue stock options as a key component of our overall compensation and employee attraction and retention efforts. In addition, we are required under US generally accepted accounting principles, or GAAP, to recognize compensation expense in our operating results for employee stock-based compensation under our equity grant programs, which may negatively impact our operating results and may increase the pressure to limit share-based compensation. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

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

We generate revenues from a small number of customers.  In fiscal year 2015, six customers accounted for 78% of our revenues.  In fiscal year 2014, five customers accounted 96% of our revenues.  Life Technologies, Inc. accounted for 0% and 76% of fiscal year 2015 and 2014 revenues, respectively.  No other customer accounted for 10% or more of our revenues.  The loss of any customer would significantly impact our operating results in future periods.

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

Federal, state, local and foreign laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and require the users of such information to implement specified security and privacy measures. United States regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply. Laws in non-US jurisdictions may have similar or even stricter requirements related to the treatment of patient information.

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

Evolving HIPAA and HITECH-related laws or regulations in the US and data privacy and security laws or regulations in non-US jurisdictions could restrict the ability of our strategic partners to obtain, use or disseminate patient information. This could adversely affect demand for our products and services if they are not re-designed in a timely manner in order to meet the requirements of any new interpretations or regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified healthcare transactions. We may need to expend additional capital, software development and other resources to modify our products and services to address these evolving data security and privacy issues.

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

On June 2, 2015, we were notified by Nasdaq that the bid price of the our common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), we have180 calendar days to regain compliance.  If at any time before the expiration of such 180-day period, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with the Rule.  If we do not regain compliance prior to the expiration of such 180-day period, an additional 180 days will be granted to regain compliance, so long as we meet The Nasdaq Capital Market initial listing criteria (except for the bid price requirement).

In the future, our common stock price may fall below the NASDAQ listing requirements, or we may not comply with other listing requirements, with the result being that our common stock might be delisted.  If our common stock is delisted, we may list our common stock for trading over-the-counter. Delisting from the NASDAQ could adversely affect the liquidity and price of our common stock and it could have a long-term impact on our ability to raise future capital through the sale of our common stock.

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Shares of our common stock have traded on The NASDAQ Capital Market as high as $3.33 and as low as $0.55 from April 1, 2014 through March 31, 2015. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

We maintain our headquarters, encompassing our executive office and storage areas in San Francisco, California.   We have a primary lease for office space, consisting of 2,614 square feet, which expires August 31, 2017.  We also rent storage/workspace areas on a monthly basis.  Prior to moving to San Francisco, we were located in Petaluma, California.  We own all of the equipment used in our facilities.  Such equipment consists primarily of computer related assets.

Item 3.	Legal Proceedings

As of March 31, 2015, we had no pending material legal proceedings.  From time to time, we are involved in legal proceedings in the normal course of business and do not expect them to have a material adverse effect on our business.

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

	High	Low

FISCAL YEAR 2014
First Quarter	$3.87	$3.06
Second Quarter	4.49	3.15
Third Quarter	4.55	3.76
Fourth Quarter	4.02	3.06

FISCAL YEAR 2015
First Quarter	$3.33	$1.86
Second Quarter	2.05	1.05
Third Quarter	1.08	0.55
Fourth Quarter	2.23	0.61

The approximate number of holders on record of our common stock as of March 31, 2015 was 125. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options and restricted stock awards, and the number of securities remaining available for future issuance under all of our equity compensation plans, at March 31, 2015:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column(a)

	(a) (1)(2)	(b)	(c) (3)
Equity compensation Plans:
1998 Equity Participation Plan	11,599	$36.22	-
2007 Equity Participation Plan	522,396	$3.71	21,295
Directors Stock Option Plan	117,000	$3.69	-
Inducement Shares	14,063	$27.67	-

Total	665,058		21,295

(1)	Excludes 23,921 Restricted Stock Unit awards whose distribution has been deferred.
(2)	reserves in column C
(3)	Excludes 3,705 shares balance under our expired Employee Qualified Stock Purchase Plan.

The following table sets forth the number and weighted-average exercise price of the warrants outstanding:

Warrants Outstanding

	Year Ended March 31,
	2015	2014
Number of securities to be issued upon exercise of outstanding warrants	4,469,471	92,888
Weighted-average exercise price of outstanding warrants	$1.20	$3.15

Unregistered sales of equity securities and use of proceeds

None.

Item 6.	Selected Financial Data

	Year Ended March 31,
	2015	2014	2013	2012	2011
		(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$498	$658	$400	$100	$16
Gross profit	426	500	344	100	16
Income tax benefit	(301)	(79)	(83)	-	-
Loss from continuing operations	(5,164)	(3,469)	(3,973)	(4,543)	(1,709)
Income (loss) from discontinued operations, net of taxes	-	155	45	3,114	(1,421)
Net loss	$(5,164)	$(3,314)	$(3,928)	$(1,429)	$(3,130)
Net loss per share - continuing operations:
Basic and diluted	$(1.52)	$(1.77)	$(2.14)	$(2.69)	$(1.01)
Net income (loss) per share - discontinued operations:
Basic and diluted	$-	$0.08	$0.02	$1.84	$(0.84)
Net loss per share:
Basic and diluted	$(1.52)	$(1.69)	$(2.12)	$(0.85)	$(1.85)

Weighted average shares used in per share computation:
Basic and diluted	3,387	1,965	1,856	1,689	1,689

	March 31,
	2015	2014	2013	2012	2011
		(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,521	$1,430	$4,039	$7,820	$7,575
Working capital	$6,859	$1,933	$4,209	$7,712	$7,252
Total assets	$9,309	$4,315	$6,982	$8,662	$11,201
Stockholders’ equity	$7,936	$2,925	$5,704	$8,080	$9,409

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of our Current Business and Proposed Reverse Merger Transaction

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

At the time of the merger, CollabRx was a development stage company just entering the commercialization phase of business. Following the acquisition, CollabRx recorded initial revenues related to licensing and advertising of its Therapy Finder products on the MedPage Today website. Beginning in the fourth quarter of fiscal 2013 and extending into fiscal 2014, CollabRx recorded revenues related to its fee-for-service activities on behalf of Life Technologies, Inc. (now part of Thermo-Fisher). Initial revenues related to its laboratory products and services were recorded throughout fiscal year 2014 and into the current fiscal year 2015. CollabRx expects to build revenue through the remainder of fiscal 2015 primarily in connection with its Genetic Variant Annotation Service offering to clinical diagnostic laboratories. Significant revenues from advertising and/or sponsorships in connection with its CancerRx mobile app are not expected until next fiscal year beginning April 1, 2015.

During the period following the acquisition on July 12, 2012 and during the balance of fiscal year 2013, which ended March 31, 2013, CollabRx:

•
Completed the transition of the Company from the former Tegal Corporation to CollabRx, Inc., a data analytics company that uses cloud-based expert systems to inform healthcare decision-making. The Company consolidated operations from Petaluma, CA, and Palo Alto, CA, and completed its relocation into new headquarters in San Francisco, CA;

•
Introduced a second-generation Lung Cancer Therapy Finder App, which was made available to 96% of all U.S. oncologists via MedPage Today, a property of Everyday Health, Inc. CollabRx received license fees and a portion of sponsorship revenue associated with the “Oncology Next” webpage on which the Lung Cancer Therapy Finder App was located;

•
Initiated activities related to the development of content resources to be used in conjunction with Life Technologies’ global cancer diagnostics development and its laboratory developed test services business under the terms of a multi-year partnership agreement with Life Technologies Inc. (now a part of Thermo-Fisher Scientific, Inc.); and

•	Began the development of its laboratory product, later named the “Genetic Variant Annotation Service, or GVA”.

During fiscal year 2014, which ended March 31, 2014, CollabRx

•
Piloted a pre-release version of its GVA Service with two specialty reference labs. Subsequent to the launch of the GVA in August 2013, the Company signed multi-year agreements with Cynvenio Biosystems, Inc. and Quest Diagnostics, Inc.;

•
Formed a Pan Cancer (biomarker-focused) molecular oncology editorial board led by Razelle Kurzrock, M.D., serving as its Chief Editor. Dr. Kurzrock is the Senior Deputy Director for Clinical Science at the Moores Cancer Center at UC San Diego. Dr. Kurzrock leads a distinguished group of physicians from leading institutions on the Pan Cancer editorial board, including from the University of Utah, the University of Texas MD Anderson Cancer Center and the University of Maryland Anderson Cancer Center. The Pan Cancer editorial board is differentiated in that it applies a broad molecular oncology perspective in the identification of biomarkers that are clinically actionable in any cancer type;

•
Formed a Prostate Cancer board led by E. David Crawford, M.D., serving as its Chief Editor. Dr. Crawford is the distinguished Professor of Surgery, Urology, and Radiation Oncology, and head of the Section of Urologic Oncology at the University of Colorado Anschutz Medical Campus. Dr. Crawford leads a distinguished group of physicians from leading institutions such as Yale University, University of Michigan, Cleveland Clinic, Dana-Farber Cancer Institute, and others;

•	Began the development of a Prostate Cancer Therapy Finder, focused initially on neuroendocrine disease;

•
Completed the development of a Metastatic Breast Cancer Therapy Finder under the direction of Hope Rugo, M.D., CollabRx’s Breast Cancer Chief Advisor. Dr. Rugo is codirector of the Breast Oncology Clinical Trials Program and is the principal investigator of several clinical trials testing these treatments. She is a professor of medicine at UCSF; and

•
Initiated a collaboration with the thoracic oncology program at the University of Chicago Medical Center under the direction of Ravi Salgia, MD, PhD, a professor of medicine and vice chair of translational research at the University of Chicago.

In fiscal year 2015, CollabRx, has made significant progress in building a strong base for future revenues and establishing a leadership position among oncologists and pathologists in the rapidly emerging area of clinical genetic testing in cancer, including:

•
Entering into agreements with additional specialty clinical reference laboratories for the GVA Service, including CellNetix Pathology and Laboratories (Seattle, Washington), Genoptix (a Novartis company in Carlsbad, California) and The Jackson Laboratory for Genomic Medicine (Bar Harbor, Maine);

•
Completing an agreement with Affymetrix, an industry leader in genomics analysis, to optimize the use of our GVA Service in connection with Affymetrix’s platforms and other industry platforms for analysis of gene copy number variation (CNV) to inform cancer treatment planning.  This significant extension of the GVA database opens up new commercial and clinical research customers for the Company;

•
Launching CancerRx, an innovative mobile app that combines the Company’s groundbreaking and popular Therapy Finder™ decision support tools in oncology with MedPage Today’s oncology-related news feed. During the week following the launch at the American Society of Clinical Oncology (ASCO) meeting in Chicago at the end of May, more than10,000 cancer healthcare professionals downloaded the app to learn about the latest developments in molecular oncology to help inform the care of their patients;

•
Presenting at the ASCO meeting an abstract of a research project done in collaboration with clinical researchers at the University of Chicago Medical Center and University of Wisconsin. The project reinterpreted the findings of several dozen FoundationONE™ reports using the CollabRx GVA to identify new therapeutic options not found in the original reports for a cohort of esophageal cancer patients. This demonstrated the superior database and reporting capability of the GVA when used in planning the treatment of patients with advanced cancer. (FoundationONE™ is a trademark of Foundation Medicine, Inc.); and

•
Appointing Paul Billings MD, PhD, FACP, FACMG to its Board of Directors. Dr. Billings is a nationally recognized expert on genomic and precision medicine. He is a board-certified internist and clinical geneticist whose career has been devoted to improving patient care by expanding the use of medically relevant genomic technologies in clinical settings, most recently as Chief Medical Officer of Life Technologies, Inc. (acquired by Thermo Fisher Scientific, Inc. Scientific, Inc. in March 2014). Currently, Dr. Billings serves in multiple roles in industry and government, including as Executive Chairman, Melanoma Diagnostics and a director of Trovagene, DecisionQ, and PAX Neuroscience. Dr. Billings currently serves on the Scientific Advisory Board of the FDA, the Genomic Medicine Advisory Committee at the Department of Veterans Affairs, and the National Academy of Sciences Institute of Medicine’s Roundtable on Genomics.

On December 6, 2014, we entered into a non-binding letter of intent to acquire Medytox Solutions, Inc. (“Medytox”) in a reverse merger transaction.  On April 15, 2015, we and Medytox entered into a definitive Agreement and Plan of Merger, which we filed as an exhibit to our Form 8-K filed on April 17, 2015.  Completion of the merger is subject to the satisfaction or waiver of a number of conditions.   If the proposed transaction is completed, the management of Medytox Solutions would become the management of our company, the current directors of Medytox Solutions would constitute a majority of our Board of Directors and our business would change significantly. Following the transaction, we may be a “controlled company” exempt from certain corporate governance requirements under the NASDAQ Rules.

Upon completion of the reverse merger transaction with Medytox Solutions, we expect to continue to operate CollabRx as an independent subsidiary, pursuing our current business strategy as a developer and marketer of medical information and clinical decision support products and services to oncologists. We expect that the additional management and financial resources that will be made available to us by Medytox Solutions will allow us to gain market share against our current and potential competitors, to expand our product offerings with additional interpretive content that supports ever more complex decision-making in the treatment of advanced cancers, to better support our large network of clinical advisors, and to develop new products that address emerging needs for oncology clinicians and researchers in pharmaceutical development.

In the event that Medytox Solutions decides to enter the genomic-based testing market through the acquisition or internal development of an NGS testing lab capability in cancer or another genomic-based disease area (such as hereditary diseases or pharmacogenomics), CollabRx is ideally suited, via our current and expanded GVA product-line, to provide the leading-edge tools needed to provide robust interpretation of those complex tests. In addition, the availability of additional resources for the marketing and promotion of our existing web-based and mobile decision support products will allow us to expand the use of our Therapy Finder and CancerRx products among oncology professionals, enhance awareness of our brand, and deliver more and better tools to physicians and patients alike.

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

Background Information on Certain Significant Transactions

The Medytox Merger

On December 6, 2014, we entered into a non-binding letter of intent to acquire Medytox Solutions, Inc. (“Medytox”) in a reverse merger transaction.  On April 15, 2015, we and Medytox entered into a definitive Agreement and Plan of Merger, which we filed as an exhibit to our Form 8-K filed on April 17, 2015.  Completion of the merger is subject to the satisfaction or waiver of a number of conditions.

Prior to the completion of the Company’s public offerings on February 25, 2015 and March 3, 2015, and pursuant to the Letter of Intent, Medytox agreed to advance certain funding to CollabRx in contemplation of the business combination.  On January 16, 2015, CollabRx entered into a Loan and Security Agreement (the “Loan Agreement”) with Medytox, pursuant to which it was contemplated that Medytox will loan up to $2,396 to the Company.

The Company used the proceeds from the Loan Agreement for working capital and general corporate purposes.  In total, CollabRx borrowed $678 under the Loan Agreement.  No additional advances to the Company under the Loan Agreement were made on the part of Medytox.  Originally, the loan amounts borrowed under the Loan Agreement were to mature on December 31, 2015.  However, upon completion of the Company’s public offerings on February 25, 2015 and March 3, 2015, the Company repaid  in full all amounts borrowed on March 5, 2015.

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

The purchase price for the CollabRx acquisition was allocated as follows:

PURCHASE PRICE ALLOCATION FOR ACQUISITION OF COLLABRX

Assets acquired:
Developed Technology	$720
Customer Relationships	433
Trade Name	346
Non Compete Agreement	151
Cash	476
AP and accrueds	(333)
Deferred tax liability	(664)
Goodwill	603
Total Acquired Assets	$1,732

Purchase Price summary:
Common Stock Consideration	$932
Promissory Note Assumed	500
Loan/Note Payable Assumed	300
$1,732

We recognized $304 and $81 in income tax benefit(s) in each fiscal year ending March 31, 2015 and 2014, respectively, regarding the deferred tax liability related to this acquisition.

The Company’s condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  We incurred net losses of $5,164 and $3,314 for the twelve months ended March 31, 2015 and 2014, respectively.  We used $3,565 and $2,431 of cash in operating activities for the twelve months ended March 31, 2015, and 2014, respectively.  We believe that our existing cash and cash equivalents will be adequate to fund the Company’s operations requirements and obligations through the second quarter of fiscal year 2017.

On February 25, 2015, the Company closed an underwritten public offering of 4,416,000 shares of its common stock offered at a public offering price of $1.25 per share and warrants to purchase an additional 4,416,000 shares of its common stock.  The warrants have an exercise price of $1.18 per share. Gross proceeds to CollabRx from this offering were $5,520 before deducting the underwriting discount and other estimated offering expenses payable by CollabRx.   The Company subsequently completed a second underwritten public offering of 2,716,535 shares of its common stock on March 3, 2015, which closed on March 3, 2015 at a public offering price of $1.27 per share.  Gross proceeds to CollabRx from this follow up offering were $3,450 before deducting the underwriting discount and other estimated offering expenses payable by CollabRx.

CollabRx anticipates using the net proceeds from the offering for general corporate purposes, including development of its products and services, general and administrative expenses and working capital. In addition to the offerings of 7,132,535 shares of common stock, 186,066 warrants to purchase shares of common stock were issued to Aegis Capital Corporation.  These warrants have an exercise price of $1.25 per share and expire February 25, 2020.  Such securities could potentially dilute earnings per share in future periods.  Previously deferred financing expenses incurred to raise equity capital related to financing transactions prior to the completion of the financing, as well as other related expenses incurred in the current period, were recognized in the current period and offset the gross proceeds raised.   Total underwriting discount and financing expenses for both the S-1 and S-3 offerings were $1,035.

On June 25, 2014, the Company closed an underwritten public offering of 913,500 shares of its common stock, offered at a public offering price of $2.00 per share. Gross proceeds to CollabRx from this offering were $1,827 before deducting the underwriting discount and other estimated offering expenses payable by CollabRx. CollabRx used the net proceeds from this offering for general corporate purposes, including development of its products and services, general and administrative expenses and working capital. In addition to the offering of 913,500 shares of common stock, 27,405 warrants to purchase shares of common stock were issued to Aegis Capital Corporation.  These warrants have an exercise price of $2.50 per share and are not exercisable until June 24, 2015 and expire June 24, 2020.  Such securities could potentially dilute earnings per share in future periods.  Previously deferred financing expenses incurred to raise equity capital related to financing transactions prior to the completion of the financing, as well as other related expenses incurred in the current period, were recognized in the current period and offset the gross proceeds raised.   Total underwriting discount and financing expenses were $478.

Until the Company can generate sufficient levels of cash from its operations, we may need to sell equity or debt securities to raise additional funds in the future.  The Company expects to continue to finance future cash needs primarily through a business combination and collaborative agreements with strategic partners in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows.

Discontinued Operations

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

The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the accompanying consolidated balance sheets at March 31, 2015 and 2014, respectively, and consist of the following:

	March 31, 2015	March 31, 2014

Assets of Discontinued Operations:
Accounts and other receivables, net of allowances for sales returns and doubtful accounts of $0	$-	$-
Prepaid expenses and other current assets	-	--
Total assets of discontinued operations	$-	$-

Liabilities of Discontinued Operations:
Accrued expenses and other current liabilities	$-	$5
Total liabilities of discontinued operations	$-	$5

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

Total revenue from discontinued operations for fiscal years 2015 and 2014 was $0.  The total net income from discontinued operations, including income tax expense (benefit), was $0 and $155, for the same years, respectively.

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

Accounts Receivable – Allowance for Doubtful Accounts

For fiscal years 2015 and 2014, the Company had zero reserves for potential credit losses as such risk was determined to be immaterial. The Company does not currently maintain an allowance for doubtful accounts receivable for potential estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company believes no such reserve is currently required.  The Company had zero write-offs during fiscal years 2015 and 2014.  The Company reviews the estimated risk of current customers’ inability to make payments on a quarterly basis to determine if any amount is uncollectible.

As of March 31, 2015, the balance in trade accounts receivable was $88.  As of March 31, 2014, the balance in trade accounts receivable was $148.

As of March 31, 2015, three customers accounted for 95% of our trade accounts receivable balance.   As of March 31, 2014, four customers accounted for 100% of our trade accounts receivable balance.

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

Our financial instruments consist primarily of money market funds.  At March 31, 2015, all of our current assets in financial instruments investments were classified as cash equivalents in the consolidated balance sheet. The investment portfolio at March 31, 2014 was comprised of money market funds.   Our cash equivalents total $7,521.  The carrying amounts of our cash equivalents are valued using Level 1 inputs. In addition, the Company values its investment in NanoVibronix at cost.

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

Intangible assets, except for trade names and goodwill, are amortized on a straight-line basis.  Intangible assets related to trade names and goodwill are not amortized.  The Company tests for impairment at least annually.  The amortization expense included in cost of revenue is related to the acquired developed technology software and is amortized on a straight line basis over the expected life of the asset, which the Company believes to be ten years.

Prior to the acquisition of CollabRx, all of the Company’s historical intangible assets, other than those related to NLD and Compact, were included in the asset sale of the DRIE product line to SPTS.   The last of the intangible assets related to NLD and Compact were sold in the second quarter in fiscal year 2014.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount may not be recoverable as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.

During the quarter ended March 31, 2015, we reviewed our long-lived assets for indicators of impairment in accordance with ASC 360 “Property, Plant and Equipment” and ASC 350 “Intangibles - Goodwill and Other.”  Based on reduced estimates of future revenues related to certain acquired assets, we identified a potential indicator of impairment.  At the end of the fourth quarter of fiscal year 2015, the Company determined that a large portion of the remaining net book value of the developed technology software product, and customer relationship assets acquired in the original CollabRx, Inc. merger should be impaired.  Since the CollabRx acquisition in June 2012, the basis for the Company’s future growth and profitability has changed materially and is no longer as based on as much of the acquired assets. The Company therefore recognized a total of $571 in impairment charges, which included $415 for developed technology, and $156 for customer relationships.  We also determined that the useful lives of the intangible assets developed technology and customer relationships are shorter than originally estimated.   Please see Change in Accounting Estimates.

No impairment charges for intangible assets were recorded for the fiscal year ended 2014.  Prior to the acquisition of CollabRx, all of the Company’s historical intangible assets, other than those related to NLD and Compact, were included in the asset sale of the DRIE product line to SPTS.   As the Company’s NLD patents and intellectual property were all internally developed (except for those acquired in connection with the Simplus acquisition, which were subsequently written-off) the value of the Company’s NLD technology had no recorded value prior to sale.

Long-lived assets also consist of property, plant and equipment.  The Company recorded disposal losses of $0 for fixed assets for each the fiscal years ended March 31, 2015 and 2014, respectively.

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future taxable income, we have fully reserved our deferred tax assets as of March 31, 2015 and 2014. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

Change in Accounting Estimate

Upon the original acquisition of CollabRx, the Company determined that the lives of intangible assets were determined to be between 3 years to 10 years.  Originally, the life of the acquired developed technology software was determined to be ten years, expiring in July 2022, and the life of the customer relationships was determined to be five years, expiring in July 2017.  During the fiscal year ended March 31, 2015, the Company determined facts and circumstances existed that indicated the useful lives of these two intangible assets were shorter than originally estimated.  The Company has adjusted the lives of its acquired developed technology and its customer relationships and now expects the lives of these assets to expire no later than March 2016.

Results of Operations

The following table sets forth certain financial items for the years indicated:

	Year Ended March 31,
	2015	2014

Revenue	$498	$658
Cost of revenue	72	158
Gross profit	426	500
Operating expenses:
Engineering	2,087	1,714
Research and development	85	284
Sales and marketing	293	271
General and administrative	2,828	1,819
Intangible asset impairment	571	-
Total operating expenses	5,864	4,088
Operating loss	(5,438)	(3,588)
Other income (expense), net	(27)	40
Loss before income tax benefit	(5,465)	(3,548)
Income tax benefit	(301)	(79)
Loss from continuing operations	(5,164)	(3,469)
Gain on sale of discontinued operations, net of taxes	--	267
(Loss) income from discontinued operations, net of taxes	--	(112)
Net income from discontinued operations, net of taxes	-	155
Net loss	$(5,164)	$(3,314)

Net loss per share from continuing operations:
Basic and diluted	$(1.52)	$(1.77)
Net income per share from discontinued operations:
Basic and diluted	$-	$0.08
Net loss per share:
Basic and diluted	$(1.52)	$(1.69)

Weighted-average shares used in per share computation:
Basic and diluted	3,387	1,965

Years Ended March 31, 2015 and 2014

Revenue

Revenue for fiscal year 2015 decreased by $160 compared to fiscal year 2014.  The decrease relates to performance of a one-time milestone agreement with Life Technologies in fiscal year 2014.  While the Company did not have such a contract in fiscal year 2015, comparison of our same type only sales increased by approximately $190 in fiscal year 2015. Revenue for fiscal year 2014 increased by $258 compared to fiscal year 2013.  The increase relates to our acquisition of CollabRx and the generation of revenue in connection with commercial agreements.

As a percentage of total revenue for both the fiscal years 2015 and 2014, international sales were 0%.  We expect our international sales will account for a significant portion of future revenue once our commercialization activities become more widely accepted.

Gross Profit

Gross profit for the year ended March 31, 2015 decreased $74 from our gross profit of $500 for the year ended March 31, 2014. The decrease in our gross profit for the year ended March 31, 2015 primarily related to the one-time milestone agreement with Life Technologies in fiscal year 2014, which was offset by the continuing initial commercialization activities of CollabRx represented new and renewing customers. Gross profit for the year ended March 31, 2014 increased $156 from our gross profit for the year ended March 31, 2013. The increase in our gross profit for the year ended March 31, 2014 was primarily generated by the agreements with Life Technologies, Inc. and Everyday Health, Inc.

Our gross profit percentage for the year ended March 31, 2015 was 86% and primarily reflects the impairment of our product specific software, which was acquired through the CollabRx merger.  Our gross profit percentage for the year ended March 31, 2014 was 76% and reflects specific customer related expenses and the amortization of our product specific software, which was included in the CollabRx merger.

At the present time our core operations consist of the development and commercial application of the CollabRx technology and content.  We offer cloud-based expert systems that provide clinically relevant interpretive knowledge to institutions, physicians, researchers and patients for genomics-based medicine in cancer.

Engineering

Engineering expenses consist primarily of salaries.  Our engineering expenses increased to $2,087 in fiscal year 2015 from $1,714 in fiscal 2014, and primarily resulted from employee related expenses.   A portion of certain employee related engineering expenses are re-categorized from engineering to research and development.  (See “Research and Development” below.)  The increase in Engineering expenses in fiscal year 2015 compared to fiscal year 2014 was due primarily to salary and stock compensation expense, which were offset by lower recruiting expenses.

The increase of $1,047 in Engineering expenses in fiscal year 2014 compared to fiscal year 2013 was due primarily to salary and stock compensation expense as the Company had only three quarters of Engineering expenses in fiscal year 2013 compared to four quarters of Engineering expenses in fiscal year 2014.   In addition the change reflects increases in recruiting, rent and subscription expenses.

We define “engineering” as those development activities that are related to products, content or services which have been offered for sale or for which we have been paid.  We define “R&D” as those development activities which are not related to products which have been offered for sale or for which we have been paid.

Research and Development

The expenses related to research and development (“R&D”) are the result of allocations from Engineering.  The efforts of our engineering group include supporting existing product offerings as well as developing future product offerings.  We have segregated these expenses and reported expenses that make up the total R&D expenses for fiscal years 2015 and 2014, respectively.

The decrease in R&D expenses of $199 in fiscal year 2015 compared to fiscal year 2014 and $252 in fiscal year 2014 compared to fiscal year 2013 is related to the efforts of Engineering being directed to supporting new customer offerings.

For the fiscal years ended March 31, 2014, the Company’s discontinued R&D expenses related to the NLD product line, the assets of which were held for sale and subsequently sold to third parties, were included in discontinued operations.

For the fiscal year ended March 31, 2015, we had no employees dedicated to R&D.

Sales and Marketing

Our sales and marketing expenses increased to $293 in fiscal 2015 from $271 in fiscal 2014.    The increase was due primarily to salary and stock compensation expense in the current fiscal year.

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

General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities.  General and administrative expenses increased to $2,828 in fiscal year 2015 compared to $1,819 for fiscal year 2014.  The increase was due primarily to increased consulting, stock-based compensation and merger related expenses in the current fiscal year.

General and administrative expenses decreased by $1,160 in fiscal year 2014 compared to fiscal year 2013.  The decrease was due primarily to the acquisition costs and cash bonuses for key employees paid in the prior year.  Acquisition costs related to CollabRx included expenses for legal, accounting and consulting services.

Intangible Asset Impairment

During the quarter ended March 31, 2015,the Company determined that a large portion of the remaining net book value of the developed technology software product and customer relationship acquired in the original CollabRx, Inc. merger should be impaired.  The Company therefore recognized a total of $571 in impairment charges, which included $415 for developed technology and $156 for customer relationships. No impairment charges for intangible assets were recorded for the fiscal year ended 2014.

Other Income (Expense), net

Other income (expense), net consists of the change in fair value of the common stock warrant liability, the interest earned on our NanoVibronix investment, and the interest accrued on our note payable.  The increase in other expense in fiscal year 2015 is primarily related to municipal payroll taxes .

The change in Other income (expense) in fiscal year 2014 to fiscal year 2013 was flat.

Discontinued Operations

Discontinued operations consists of interest income from accounts related to discontinued operations, gains and losses on the disposal of fixed assets of discontinued operations, and gains and losses on foreign exchange, as well as the reclassification of net expenses associated with our exit from our historical core operations.

As of fiscal year 2015, the Company has no assets or liabilities related to discontinued operations, nor does it have any provisions or obligations related to the discontinued operations of the Company’s legacy operations.

During fiscal 2014, we recognized $365 from the sale of the last of our NLD patents.  As these assets were internally developed, there was a corresponding zero book value.  The NLD revenue was offset by related expenses of $98, resulting in a net gain, net of taxes, of $267.  With this sale, the Company has no other intellectual property related to discontinued operations.   Discontinued operations also included expenses related to the final closing of former foreign subsidiaries.   During the quarter ended June 30, 2013, the Company recognized a reclassification out of accumulated other comprehensive loss and into Loss from Discontinued Operations, net of taxes.  The reclassification is related to the recognition of a non-cash loss of $142 from the foreign exchange differences from its former Tegal foreign subsidiaries, primarily as a result of the final closing of the former Tegal German subsidiary.

Total revenue from discontinued operations for fiscal years 2015 and 2014 was $0.  The total income from discontinued operations, including income tax expense (benefit), was $0 and $155, for the same years, respectively.

        The Company did not record any severance charges for either fiscal year 2015 or fiscal year 2014.  We had no outstanding severance liability as of March 31, 2015.

Income Taxes

As a result of the stock purchase of CollabRx during the fiscal year ended March 31, 2013, we had no tax basis in the intangible assets acquired.  During the years ended March 31, 2015 and 2014, respectively, we recognized $301 and $79 in tax benefit as a result of this difference.

During the year ended March 31, 2015, there was no income tax expense or benefit for federal and state income taxes reflected in our consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

During the years ended March 31, 2015 and 2014, respectively, we recognized $27 and $2 in payroll tax expense related to being located in the City of San Francisco.

 In fiscal 2015, our effective tax rate was (2%).  In fiscal 2014 our effective tax rate was (2%).  All deferred tax assets have been fully reserved.

As of March 31, 2015, the Company had net operating loss carryforwards of approximately $118.2 million and $50.4 million for federal and state tax purposes, respectively.  The federal net operating loss carryforward will begin to expire in the year ending March 31, 2020 and the state of California net operating loss carryforward began to expire in the year ended March 31, 2013.  As of  March 31, 2015, the Company also had research and experimentation credit carryforwards of $0.9 million and $0.9 million for federal and state income tax purposes, respectively.  A portion of the federal credit began to expire in the year ended March 31, 2012 and the state of California will never expire under current law.   Net operating loss carryforwards and R&D credits can only offset 90% of state taxable income.

Liquidity and Capital Resources

For the year ended March 31, 2015, we financed our operations from the net proceeds raised from separate underwritten public offerings which closed in the first and fourth quarters of our fiscal year 2015 and existing cash on hand.   Net cash used in operating activities during fiscal year 2015 was $3,565.  The primary changes in our cash flow statement for fiscal year 2015 were due to our net loss of $5,164 partially offset by stock compensation expense, amortization and impairment expense, and the changes in deferred financing costs and accrued expenses.

For the year ended March 31, 2014, we financed our operations from existing cash on hand and the net proceeds from the sale of discontinued assets.   Net cash used in operating activities during fiscal year 2014 was $2,431. The primary changes in our cash flow statement for fiscal year 2014 were due to our net loss of $3,314, partially offset by stock compensation expense,  amortization expense, and the recognition of a non-cash loss of foreign exchange differences in the amount $142 from former subsidiaries related to discontinued operations.

The Company’s net loss increased in fiscal 2015 compared to fiscal 2014 primarily due to increased consulting and merger related expenses and increased employee related expenses, primarily related to new hires in Engineering and the non-cash impairment charge taken against intangible assets.

During the two years presented, we were transitioning from the operations of a newly acquired business to supporting a more fully formed organization prepared to position itself in its new marketplace. The major difference between the two fiscal years was an increased need for cash for Engineering as well as the need for cash for G&A, following the merger decision with Medytox Solutions.  Fiscal year 2014 included net cash generated from the sale of the last two patents related to discontinued operations.

Net cash used in investing activities totaled ($17) and ($22), in fiscal years 2015 and 2014, respectively.  Cash used in fiscal 2015 was related to the acquisition of computer equipment and furniture.  Cash used in fiscal 2014 was related to the acquisition of property and equipment, primarily computer equipment.

Net cash provided by financing activities totaled $9,446 and $6, in fiscal years 2015 and 2014, respectively.

On February 25, 2015, the Company closed an underwritten public offering through an S-1 filing of 4,416,000 shares of its common stock offered at a public offering price of $1.25 per share. Gross proceeds to CollabRx from this offering were $5,520 before deducting the underwriting discount and other estimated offering expenses payable by CollabRx.   The Company followed the successful S-1 offering with an underwritten public offering through an S-3 filing of 2,716,535 shares of its common stock which closed on March 3, 2015 at a public offering price of $1.27 per share.  Gross proceeds to CollabRx from this follow up offering were $3,450 before deducting the underwriting discount and other estimated offering expenses payable by CollabRx.

Aegis Capital Corporation acted as the sole book-running manager for both offerings.  In addition to the offering of a total of 7,132,535 shares of common stock through its recent S-1 and S-3 filings, shareholders were offered 4,416,000 warrants to purchase shares of common stock in connection with the February 25, 2015 offering.  These warrants have an exercise price of $1.18 per share.  In addition 186,066 warrants to purchase shares of common stock were issued in connection with this offering, and were sold to Aegis Capital Corporation for one hundred dollars.  These warrants have an exercise price of $1.25 per share and expire February 25, 2020.  Such securities could potentially dilute earnings per share in future periods.  Previously deferred financing expenses incurred to raise equity capital related to financing transactions prior to the completion of the financing, as well as other related expenses incurred in the current period, were recognized in the current period and offset the gross proceeds raised.   Total underwriting discount and financing expenses for both the S-1 and S-3 offerings were $1,035.   As of the reporting date, 160,000 warrants have been exercised and are included in the number of shares outstanding.

On June 25, 2014, the Company closed an underwritten public offering of 913,500 shares of its common stock, offered at a public offering price of $2.00 per share. Gross proceeds to CollabRx from this offering were $1,827 before deducting the underwriting discount and other estimated offering expenses payable by CollabRx. CollabRx anticipates using the net proceeds from the offering for general corporate purposes, including development of their products and services, general and administrative expenses and working capital.  Aegis Capital Corp. acted as the sole book-running manager for the offering.  In addition to the offering of 913,500 shares of common stock, 27,405 warrants to purchase shares of common stock were issued in connection with this offering.  These warrants have an exercise price of $2.50 per share and are not exercisable until June 24, 2015 and expire June 24, 2020.  Such securities could potentially dilute earnings per share in future periods.  Previously deferred financing expenses incurred to raise equity capital related to financing transactions prior to the completion of the financing, as well as other related expenses incurred in the current period, were recognized in the current period and offset the gross proceeds raised.   Total underwriting discount and financing expenses were $478.

Through the June offering, the Company netted $1,641 of the gross proceeds of $1,827 before additional financing expenses.

Cash provided in fiscal 2014 was related to the sale of stock from an at market distribution plan (At Market Distribution Plan 2014) as a result of the Company’s filing of an S-3 in its third quarter for the prior fiscal year.

CollabRx anticipates using the net proceeds from the fiscal year 2015 offerings for general corporate purposes, including development of its products and services, general and administrative expenses and working capital. The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  The Company continues to incur recurring losses from operations.  Even though the Company has entered into the aforementioned agreement with Medytox, it must still prove its ability to generate sufficient levels of cash from its operations.  We believe that our existing cash and cash equivalents will be adequate to fund the Company’s operations requirements and obligations through the second quarter of fiscal year 2017.  The Company expects the Loan Agreement with Medytox and the proposed business combination will provide financing that will sustain the Company’s operations until the Company can achieve profitability and positive cash flows.

If the Company is not able to achieve profitability and positive cash flows, the Company may not be able to continue the operation of its business.  It is not possible to predict when our business and results of operations will improve.

The following summarizes our contractual obligations at March 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Promissory note payable	$500	$167	$333	$-	$-
Interest due on convertible promissory note payable	71	41	30	-	-
Non-cancelable operating lease obligations	309	126	183	-	-
Total contractual cash obligations	$880	$334	$546	$-	$-

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” “ASU 2014-08”, which changes the requirements for reporting discontinued operations in Subtopic 205-20 “Presentation of Financial Statements - Discontinued Operations.” The ASU changes the definition of discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current US GAAP, many disposals, some of which may be routine in nature and not representative of a substantive change in an entity’s strategy, are reported in discontinued operations. ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective prospectively for fiscal years, and interim periods, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the new guidance to have a material impact on our consolidated financial statements.  See Note 5, Discontinued Operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and the IASB has issued IFRS 15, Revenue from Contracts with Customers. The issuance of these documents completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for US GAAP and IFRS. The new guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.   For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted. The Company will continue to evaluate this newly issued guidance.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Sub Topic 205-40) – Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 clarifies principles and definitions that may be used by an organization’s management for disclosures that are currently made available in financial statement footnotes.  Presently U.S. GAAP does not provide an organization’s management guidance regarding its responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern or to prepare related footnote disclosures.  Instead, auditors are responsible for assessing an entity’s ability to continue as a going concern under AUC 570.  ASU 2014-15 will move this responsibility to management.  ASU 2014-15 will require management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as  going concern from one year from the date the financial statements are issued.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 to allow the auditing guidance to catch up with this change.  ASU 2014-15 affects all companies and non-profits and early application is allowed.  The Company is currently evaluating the impact of adopting this new guidance on our condensed consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Market Risk Disclosure

Foreign Currency Exchange Risk

As of March 31, 2015 and 2014, the assets in our investment portfolio were classified as cash equivalents in the consolidated balance sheets.  Our investment portfolio at fiscal 2015 and fiscal 2014 was comprised of money market funds.  With the sale of the DRIE related assets and the closure of the Tegal France subsidiary, our exposure to foreign currency fluctuations has been mostly eliminated.  For the fiscal years ended March 31, 2015, and 2014, fluctuations of the US dollar in relation to the Euro were immaterial to our financial statements.

Changes in the exchange rate between the Euro and the US dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.  We expect that sales in international markets may account for a significant portion of any future revenue, as the Company plans to market to customers located outside the United States.

Periodically, the Company would enter into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs were denominated in US dollars and the related revenue was generated in Euros.  As of March 31, 2015, there were no outstanding foreign exchange contracts.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
 Stockholders of CollabRx, Inc.

We have audited the accompanying consolidated balance sheets of CollabRx, Inc and its subsidiaries (“the Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CollabRx, Inc. and its subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
June 26, 2015

COLLABRX, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2015	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$7,521	$1,430
Accounts receivable	88	148
Prepaid expenses and other current assets	91	183
Deferred financing costs	--	162
Investments	--	378
Total current assets	7,700	2,301
Property and equipment, net	106	130
Intangible assets, net	501	1,281
Goodwill	603	603
Investments	399	--
Total assets	$9,309	$4,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$529	$255
Promissory notes payable, current	208	--
Deferred revenue	104	108
Liabilities of discontinued operations	-	5
Total current liabilities	841	368
Deferred tax liability	195	500
Promissory notes payable	325	509
Other long-term liabilities	12	13
Total liabilities	1,373	1,390

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,469,120 and 2,005,187 shares issued and outstanding as of March 31, 2015 and March 31, 2014, respectively	105	20
Additional paid-in capital	141,084	130,994
Accumulated deficit	(133,253)	(128,089)
Total stockholders’ equity	7,936	2,925
Total liabilities and stockholders’ equity	$9,309	$4,315

See accompanying notes to consolidated financial statements.

COLLABRX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)

	Year Ended March 31,
	2015	2014

Revenue	$498	$658
Cost of revenue	72	158
Gross profit	426	500
Operating expenses:
Engineering	2,087	1,714
Research and development	85	284
Sales and marketing	293	271
General and administrative	2,828	1,819
Intangible asset impairment	571	-
Total operating expenses	5,864	4,088
Operating loss	(5,438)	(3,588)
Other income (expense), net	(27)	40
Loss before income tax benefit	(5,465)	(3,548)
Income tax benefit	(301)	(79)
Loss from continuing operations	(5,164)	(3,469)
Gain on sale of discontinued operations, net of taxes	--	267
(Loss) income from discontinued operations, net of taxes	--	(112)
Net income from discontinued operations, net of taxes	-	155
Net loss	$(5,164)	$(3,314)

Net loss per share from continuing operations:
Basic and diluted	$(1.52)	$(1.77)
Net income per share from discontinued operations:
Basic and diluted	$-	$0.08
Net loss per share:
Basic and diluted	$(1.52)	$(1.69)

Weighted-average shares used in per share computation:
Basic and diluted	3,387	1,965

See accompanying notes to consolidated financial statements.

COLLABRX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accum- ulated	Total Stock- holder's
	Shares	Amount	Capital	Income (loss)	Deficit	Equity

Balances as of March 31, 2013	1,952,980	$19	$130,602	$(142)	$(124,775)	$5,704
Proceeds from at-the-market facility	1,810	-	6	-	-	6
Stock options exercised	10,000	-	35	-	-	35
Stock compensation expense and released restricted stock units	40,397	1	351	-	-	352
Cumulative translation adjustment	-	-	-	142		142
Net loss	-	-	-	-	(3,314)	(3,314)
Balances as of March 31, 2014	2,005,187	20	130,994	-	(128,089)	2,925
Proceeds from at-the-market facility	7,101	-	23	-	-	23
Common stock issued	8,046,035	80	9,204	-	-	9,284
Proceeds from exercised warrants	160,000	2	202	-	-	204
Stock compensation expense and released RSU shares	250,797	3	661	-	-	664
Net loss	-	-	-	-	(5,164)	(5,164)
Balances as of March 31, 2015	10,469,120	$105	$141,084	$-	$(133,253)	$7,936

See accompanying notes to consolidated financial statements.

COLLABRX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,164)	$(3,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	664	352
Fair value adjustment of common stock warrants	--	(10)
Depreciation	41	34
Reclassified loss of foreign exchange translation	--	142
Intangible asset impairment	571	--
Amortization of intangible assets	209	209
Accrued interest on convertible note receivable	(21)	(33)
Deferred tax liability	(305)	(81)
Accrued interest promissory note payable	24	5

Changes in operating assets and liabilities:
Accounts receivable	60	102
Prepaid expenses and other current assets	92	(46)
Accounts payable, accrued expenses and other liabilities	268	101
Deferred revenue	(4)	108
Net cash used in operating activities	(3,565)	(2,431)
Cash flows from investing activities:
Acquisition of property and equipment	(17)	(22)
Net cash used in investing activities	(17)	(22)
Cash flows from financing activities:
Proceeds from issuance of note payable	678	--
Payments on note payable	(678)	--
Proceeds from warrants exercised	204	--
Proceeds from sale of common stock	10,795	--
Financing costs	(1,349)	(162)
Proceeds from at-the-market facility	23	6
Net cash provided by financing activities	9,673	(156)
Net increase/(decrease) in cash and cash equivalents	6,091	(2,609)
Cash and cash equivalents as of beginning of year	1,430	4,039
Cash and cash equivalents as of end of year	$7,521	$1,430

Supplemental disclosure of non-cash activities:
Amount receivable from stock option exercise	$--	$35
Applied deferred financing costs	$162	$--

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

Principles of Consolidation and Foreign Currency Transactions

The consolidated financial statements include the accounts of the Company and all of its subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States.  Intercompany transactions and balances are eliminated in consolidation. Accounts denominated in foreign currencies are translated using the foreign currencies as the functional currencies. Assets and liabilities of foreign operations are translated to US dollars at current rates of exchange and revenues and expenses are translated using weighted-average rates. The effects of translating the financial statements of foreign subsidiaries into US dollars are reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains and losses from foreign currency transactions are included in the statements of operations as a component of other income (expense), net, and were not material in all periods presented.

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

As of March 31, 2015 and 2014, all of the Company’s current investments are classified as cash equivalents in the consolidated balance sheets. The investment portfolio as of March 31, 2015 and 2014 is comprised of money market funds.

Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and other liabilities approximates fair value due to their relatively short maturity. Based on the borrowing rates currently available to the Company, the note payable carrying value approximates fair value. With our exit from our historical operations, our exposure to foreign currency fluctuations has been mostly eliminated.  The Company does not hold derivative financial instruments for speculative purposes.  Previously, the Company would periodically enter into foreign exchange contracts to sell Euros, which are used to hedge a sales transaction in which costs were denominated in US dollars and the related revenue was generated in Euros.  On March 31, 2015 and 2014, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.

Changes in the exchange rate between the Euro and the US dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.

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

The Company’s financial instruments consist primarily of money market funds. As of March 31, 2015, all of the Company’s current assets in financial instruments investments were classified as cash equivalents in the consolidated balance sheet. Our cash equivalents totaled $7,521.  The investment portfolio at March 31, 2015 was comprised of money market funds.  The carrying amounts of the Company’s cash equivalents are valued using Level 1 inputs.  In addition, the Company values its investment in NanoVibronix at cost.

As of September 30, 2013, the Company’s warrant liability has been extinguished, and the Company has no other financial instruments subject to using Level 3 inputs.

Investments

During the fourth quarter of fiscal year 2015, the Convertible Promissory Note was reclassified as an equity instrument at the carrying value of the note upon maturity, as NanoVibronix did not yet have an effective market price.  The Company’s carrying amount of its equity investment approximates fair value.  On a periodic basis, we assess whether there are any indicators that the fair value of our investment may be impaired. An investment is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment.

Prior to conversion, the Company’s investment in the Convertible Promissory Note consisted solely of the investment in NanoVibronix.  That note bore interest at a rate of 10% per year compounded annually and matured on November 15, 2014.  Interest was accrued and recognized quarterly.  As of March 31, 2015 and 2014, the Convertible Promissory Note balance was $399 and $378, respectively, consisting of the original $300 investment and $99 and $78, respectively, in accrued interest. The entire outstanding principal balance and any outstanding fees or interest became due and payable in full on the maturity date.  However, the Company agreed to convert the Promissory Note into equity.  On February 9, 2015 NanoVibronix filed a Form 10 with the SEC. On February 10, 2015, the series B-1 promissory note held by CollabRx was converted into Series B-1 preferred shares. Coincident with the effectiveness of this filing, the Series B-1 preferred shares held by CollabRx were converted into 204,507 shares of NanoVibronix common stock, representing 8.9% of the 2,289,682 shares of total common shares outstanding as of January 30, 2015.

As of March 31, 2015, the NanoVibronix registration statement was not yet effective with the SEC nor was the NanoVibronix stock trading as it has not yet cleared the Depository Trust & Clearing Corporation (“DTC”).The Company believes the maturity date value of the Convertible Promissory Note approximates the fair value of the investment as of March 31, 2015, as NanoVibronix did not yet have an effective market price.

Once the NanoVibronix, Inc. offering is complete, we expect the Company’s Chief Executive Officer will become a member of the NanoVibronix, Inc. Board of Directors.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments and accounts receivable. Substantially all of the Company’s liquid investments are invested in money market funds. The Company’s accounts receivable are derived primarily from sales to customers located in the United States. Prior to our exit from our historical core operations, the Company performed ongoing credit evaluations of its customers and generally required no collateral. For fiscal years 2015 and 2014, the Company had zero reserves for potential credit losses as such risk was determined to be immaterial. The Company does not currently maintain an allowance for doubtful accounts receivable for potential estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company believes no such reserve is currently required.  The Company had zero write-offs during fiscal years 2015 and 2014.  The Company reviews the estimated risk of current customers’ inability to make payments on a quarterly basis to determine if any amount is uncollectible.

As of March 31, 2015, three customers accounted for 95% of our trade accounts receivable balance.   As of March 31, 2014, four customers accounted for 100% of the trade accounts receivable balance.  As of March 31, 2015, the balance in trade accounts receivable was $88.  As of March 31, 2014, the balance in trade accounts receivable was $148.

Life Technologies, Inc. has been a major contributor to our revenues and gross profits in the past, however we have funded the Company’s operating expenses primarily with cash on hand and the net proceeds from the sale of discontinued assets, as disclosed in prior and current filings. We are actively engaged in negotiations with several other companies who are interested in purchasing our content on similar terms or under annual subscriptions or software-as-a-service arrangements.

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

Intangible assets, except for trade names and goodwill, are amortized on a straight-line basis.  Intangible assets related to trade names and goodwill are not amortized.  The Company tests for impairment at least annually.  The amortization expense included in cost of revenue is related to the acquired developed technology software and is amortized on a straight line basis over the expected life of the asset, which the Company believes to be ten years.

Prior to the acquisition of CollabRx, all of the Company’s historical intangible assets, other than those related to NLD and Compact, were included in the asset sale of the DRIE product line to SPTS.   The last of the intangible assets related to NLD and Compact were sold in the second quarter in fiscal year 2014.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the useful life is shorter than originally estimated or the carrying amount may not be recoverable as well as at fiscal year end. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.

During the quarter ended March 31, 2015, we reviewed our long-lived assets for indicators of impairment in accordance with ASC 360 “Property, Plant and Equipment” and ASC 350 “Intangibles - Goodwill and Other.”  Based on reduced estimates of future revenues related to certain acquired assets, we identified a potential indicator of impairment.  At the end of the fourth quarter of fiscal year 2015, the Company determined that a large portion of the remaining net book value of the developed technology software product and customer relationship assets acquired in the original CollabRx, Inc. merger should be impaired.  Since the CollabRx acquisition in June 2012, the basis for the Company’s future growth and profitability has changed materially and is no longer as based on as much of the acquired assets. The Company therefore recognized a total $571 in impairment charges, which included $415 for developed technology, and $156 for customer relationships.  The impairment charge is included separately on the consolidated statement of operations.  We also determined that the useful lives of the intangible assets developed technology and customer relationships are  shorter than originally estimated.   No impairment charges for intangible assets were recorded for the fiscal year ended 2014.

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

Long-lived assets also consist of property, plant and equipment.  The Company recorded disposal losses of $0 for fixed assets for each the fiscal years ended March 31, 2015 and 2014, respectively.

Change of Accounting Estimate

Upon the original acquisition of CollabRx, the Company determined that the lives of intangible assets were determined to be between 3 years to 10 years.  Originally, the life of the acquired developed technology software was determined to be ten years, expiring in July 2022, and the life of the customer relationships was determined to be five years, expiring in July 2017.  During the fiscal year ended March 31, 2015, the Company determined facts and circumstances existed that indicated the useful lives of these two intangible assets were shorter than originally estimated.  The Company has adjusted the lives of its acquired developed technology and its customer relationships and now expects the lives of these assets to expire no later than March 2016.

Deferred Financing Costs

Deferred financing costs represent expenses incurred to raise equity capital related to financing transactions which have not yet been completed as of the consolidated balance sheet dates.

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

For fiscal years 2015 and 2014, the Company had zero reserves for potential credit losses as such risk was determined to be immaterial. The Company does not currently maintain an allowance for doubtful accounts receivable for potential estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company believes no such reserve is currently required.  The Company had zero write-offs during fiscal years 2015 and 2014.  The Company reviews the estimated risk of current customers’ inability to make payments on a quarterly basis to determine if any amount is uncollectible.

As of March 31, 2015, the balance in trade accounts receivable was $88.  As of March 31, 2014, the balance in trade accounts receivable was $148.

As of March 31, 2015, three customers accounted for 95% of our trade accounts receivable balance.   As of March 31, 2014, four customers accounted for 100% of the trade accounts receivable balance.

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, “Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2015 and 2014, we have recorded a full valuation allowance for our deferred tax assets based on our past losses and uncertainty regarding our ability to project future taxable income. In future periods, if we are able to generate income we may reduce or eliminate the valuation allowance.

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

We have adopted several stock plans that provide for issuance of equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards.  These equity awards generally vest ratably over a four-year period on the anniversary date of the grant, and stock options expire ten years after the grant date.  Restricted stock awards do not expire.  Certain restricted stock awards may vest on the achievement of specific performance targets.  We also have an Employee Stock Purchase Plan (“ESPP”) that allows qualified employees to purchase shares of common stock at 85% of the fair market value on specified dates.  The ESPP plan expired on July 22, 2014.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. For the years ended March 31, 2015 and 2014, the Company had no items of other comprehensive loss.  Therefore, the net loss equals comprehensive loss for the years then ended.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” “ASU 2014-08”, which changes the requirements for reporting discontinued operations in Subtopic 205-20 “Presentation of Financial Statements - Discontinued Operations.” The ASU changes the definition of discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current US GAAP, many disposals, some of which may be routine in nature and not representative of a substantive change in an entity’s strategy, are reported in discontinued operations. ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective prospectively for fiscal years, and interim periods, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the new guidance to have a material impact on our consolidated financial statements.  See Note 5, Discontinued Operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and the IASB has issued IFRS 15, Revenue from Contracts with Customers. The issuance of these documents completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for US GAAP and IFRS. The new guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.   For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted. The Company will continue to evaluate this newly issued guidance.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Sub Topic 205-40) – Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 clarifies principles and definitions that may be used by an organization’s management for disclosures that are currently made available in financial statement footnotes.  Presently U.S. GAAP does not provide an organization’s management guidance regarding its responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern or to prepare related footnote disclosures.  Instead, auditors are responsible for assessing an entity’s ability to continue as a going concern under AUC 570.  ASU 2014-15 will move this responsibility to management.  ASU 2014-15 will require management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as  going concern from one year from the date the financial statements are issued.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 to allow the auditing guidance to catch up with this change.  ASU 2014-15 affects all companies and non-profits and early application is allowed.  The Company is currently evaluating the impact of adopting this new guidance on our condensed consolidated financial statements.

Note 2.	Balance Sheet and Statement of Operations Detail

Property and equipment, net, consisted of:

	March 31,
	2015	2014

Furniture	$144	$133
Office Equipment	78	72
Leasehold Improvements	5	5
Total	227	210
Accumulated Depreciation	(121)	(80)
Disposals	-	-
Total Property and Equipment	106	130

Depreciation expense for years ended March 31, 2015 and 2014 was $41 and $34, respectively.

Note 3.	Intangible Assets

With the acquisition of CollabRx, and the impairment of the related acquired software in the current fiscal year, as of March 31, 2015, the Company’s intangible assets net value was $501.  The Company does not amortize the trade name as it has an indefinite life subject to annual impairment tests.  The net book value of Goodwill was $603.

Amortization expense was $209 for each fiscal year 2015 and 2014, respectively.  In fiscal year 2015, the Company impaired the value of its Developed Technology by $415, and Customer Relationships by $156.

As of March 31, 2015, intangible assets, net, not including goodwill, consisted of the following:

	Gross	Accumulated Amortization	Impairment	Net
Developed Technology	$719	$(200)	$(415)	$104
Customer Relationships	433	(239)	(156)	38
Trade Name	346	-	-	346
Non Compete Agreement	151	(138)	-	13
Total	$1,649	$(577)	$(571)	$501

As of March 31, 2014, intangible assets, net, not including goodwill, consisted of the following:

	Gross	Accumulated Amortization	Impairment	Net
Developed Technology	$719	$(128)	$-	$591
Customer Relationships	433	(152)	-	281
Trade Name	346	-	-	346
Non Compete Agreement	151	(88)	-	63
Total	$1,649	$(368)	$-	$1,281

Future estimated amortization expense is as follows:

Year Ending March 31,	Estimated Amortization Expense
2016	$155
2017	-
2018	-
2019	-
2020	-
Thereafter	-
$155

The Company sold all remaining intangibles, except the NLD related patents, to SPTS on February 9, 2011.  The Company retained the internally developed NLD patents and has sold all of these patents as of March 31, 2014.

Amortization expense was $209 for the fiscal years ended March 31, 2015 and 2014, respectively.

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

Basic net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Year Ended March 31,
	2015	2014

Loss from continuing operations	$(5,164)	$(3,469)
Net income from discontinued operations, net of taxes	-	155

Net loss applicable to common stockholders	$(5,164)	$(3,314)
Basic and diluted:
Weighted-average common shares outstanding	3,387	1,965
Weighted-average common shares used in per share computation	3,387	1,965

Net loss per share from continuing operations:
Basic and diluted	$(1.52)	$(1.77)
Net income per share from discontinued operations:
Basic and diluted	$-	$0.08
Net loss per share:
Basic and diluted	$(1.52)	$(1.69)

The following shares of common stock equivalents and warrants were excluded from the computation of diluted earnings per share for the years March 31, 2015 and 2014 because including them would have been anti-dilutive.

	March 31, 2015	March 31, 2014

Outstanding Options	665,058	371,759
Outstanding RSUs	23,921	129,050
	688,979	500,809

Warrants - Sequel	-	92,888
Warrants S-3 (June 2014)	27,405	-
Warrants - S-1	4,256,000	-
Warrants - underwriters	186,066	-
Shares Excluded from EPS calculation	5,158,450	593,697

The weighted-average exercise price per share of the excluded outstanding options and outstanding and deferred RSUs of 688,979 and 500,809 was $8.39 and $10.17, as of March 31, 2015 and 2014, respectively.

The warrants to purchase 92,888 shares of common stock had an exercise price of $3.15 per share, and represented the balance of Sequel Power’s grant, which expired unexercised on January 14, 2015.  In addition, the outstanding balance excludes 27,405 warrants to purchase shares of common stock, which were issued in connection with the recent public offering, which closed on June 25, 2104.  These warrants have an exercise price of $2.50 per share and are not exercisable until June 24, 2015 and expire June 24, 2020.  The S-1 warrants expire February 25, 2020 and have an exercise price of $1.18.  Such securities could potentially dilute earnings per share in future periods.

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

The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the accompanying consolidated balance sheets as of March 31, 2015 and 2014, respectively, and consist of the following:

	March 31, 2015	March 31, 2014

Assets of Discontinued Operations:
Accounts and other receivables, net of allowances for sales returns and doubtful accounts of $0	$-	$-
Prepaid expenses and other current assets	-	--
Total assets of discontinued operations	$-	$-

Liabilities of Discontinued Operations:
Accrued expenses and other current liabilities	$-	$5
Total liabilities of discontinued operations	$-	$5

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

Total revenue from discontinued operations for fiscal years 2015 and 2014 was $0.  The total income from discontinued operations, including income tax expense (benefit), was $0 and $155, for the same years, respectively.

Note 6.	Income Taxes

The deferred tax asset valuation allowance as of March 31, 2015 and 2014 is attributed to US federal, and state deferred tax assets, which result primarily from future deductible accruals, net operating loss carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding our ability to realize the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses, and the lack of carryback capacity to realize deferred tax assets.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the year ended March 31, 2015 includes no interest. As of March 31, 2015, we have no accrued interest and penalties related to uncertain tax positions.

As a result of the acquisition of CollabRx by stock purchase, the Company had no tax basis in the intangible assets acquired. During the year ended March 31, 2015, the Company recognized $305 in tax benefit as a result of this difference. The Company also recognized $81 for the year ended March 31, 2014 in tax benefit as a result of this difference.

Components of loss from continuing operations before income taxes is attributed to the following geographic locations for the years ended March 31, 2015 and 2014 (in thousands):

Year ended March 31,	2015	2014

Domestic	$(5,465)	$(3,548)
Foreign	-	-
Income (loss) from continuing operations before income tax expense (benefit)	$(5,465)	$(3,548)

Components of income tax expense (benefit) for the years ended March 31, 2015 and 2014 consisted of the following (in thousands):

Year ended March 31,	2015	2014

Current:
U.S. Federal	$-	$-
State and Local	4	2
Foreign (credit)	-	-
Total current tax expense	4	2
Deferred
U.S. Federal	(305)	(81)
State and Local	-	-
Foreign (credit)	-	-
Total deferred tax (benefit)	(305)	(81)

Total income tax expense (benefit)	$(301)	$(79)

The income tax expense (benefit) for the years ended March 31, 2015 and 2014 differed from the amounts computed by applying the statutory US federal income tax rate as  follows (in thousands):

Year ended March 31,	2015	2014

Federal tax expense (benefit) at U.S. Statutory Rate	$(1,754)	$(1,126)
State tax expense (benefit) net of federal tax effect	(301)	(193)
Change in valuation allowance	(1,444)	1,196
Tax effect of acquired net operating loss carryforwards	3,382	-
Foreign SubF Germany	-	251
Amortization of deferred tax liability	(305)	(81)
Other items	121	(126)
Total income tax (benefit)	$(301)	$(79)

Components of deferred taxes are as follows (in thousands):

Year ended March 31,	2015	2014

Deferred tax liability:
Intangible assets	$(195)	$(500)
Deferred tax assets:
Deferred revenue	-	48
Accruals, reserves and other	2,612	1,932
Net operating loss carryforwards	43,158	45,142
Credit carryforward	2,000	2,397
Capitalized research and development costs	299	299
Other	5	5

Gross deferred tax assets	47,879	49,323
Valuation allowance	(47,879)	(49,323)
Net deferred tax asset	$-	$-

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

Tabular Reconciliation of Unrecognized Tax Benefits

Ending Balance as of March 31, 2013	822
Increase/(Decrease) of unrecognized tax benefits taken in prior years	-
Increase/(Decrease) of unrecognized tax benefits related to current year	77
Increase/(Decrease) of unrecognized tax benefits related to settlements	-
Reductions to unrecognized tax benefits related to lapsing statute of limitations	-
Ending Balance as of March 31, 2014	$899
Increase/(Decrease) of unrecognized tax benefits taken in prior years	-
Increase/(Decrease) of unrecognized tax benefits related to current year	(72)
Increase/(Decrease) of unrecognized tax benefits related to settlements	-
Reductions to unrecognized tax benefits related to lapsing statute of limitations	-
Ending Balance as of March 31, 2015	$827

There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statues are still open on fiscal years ended March 31, 1998 forward for federal purposes, and for fiscal years ended March 31, 2003 forward for state purposes.  For the years prior to March 31, 2011 for federal purposes and prior to March 31, 2010 for state purposes, any adjustments would be limited to reduction in the net operating loss and credit carryforwards.

Total interest and penalties included in the statement of operations for the year ended March 31, 2015 is zero.  It is the Company’s policy to include interest and penalties related to uncertain tax positions in tax expense.

We have recorded no net deferred tax assets for the years ended March 31, 2015 and 2014, respectively.  The Company has provided a valuation allowance of $47.9 million and $49.3 million as of March 31, 2015 and 2014, respectively.  The valuation allowance fully reserves all net operating loss carryforwards, credits and non-deductible accruals and reserves, for which realization of future benefit is uncertain.  The realization of net operating losses may be limited due to change of ownership rules.  The valuation allowance decreased by $1.4 million in fiscal 2015 and increased by $1.2 million during fiscal 2014.

As of March 31, 2015, the Company has net operating loss carryforwards of approximately $118.2 million and $50.4 million for federal and state tax purposes, respectively.  The federal and state of California net operating loss carryforward started to expire in the year ended March 31, 2013.

As of March 31, 2015, the Company also has research and experimentation credit carryforwards of $0.9 million and $0.9 million for federal and state income tax purposes, respectively.  The federal credit began to expire in the year ended March 31, 2012 and the state of California will never expire under current law.

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

The purchase price for the CollabRx acquisition was allocated as follows:

PURCHASE PRICE ALLOCATION FOR ACQUISITION OF COLLABRX

Assets acquired:
Developed Technology	$720
Customer Relationships	433
Trade Name	346
Non Compete Agreement	151
Cash	476
AP and accrueds	(333)
Deferred tax liability	(664)
Goodwill	603
Total Intangible Assets	1,732

Purchase Price summary:
Common Stock Consideration	$932
Promissory Note Assumed	500
Loan/Note Payable Assumed	300
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

The Company has several non-cancelable operating leases, primarily for general office space, that expire over the next four years.  We have no capital leases at this time. Future minimum lease payments under these leases are as follows:

Year Ending March 31,	Operating Leases

2016	$126
2017	129
2018	54
Thereafter	-
Total minimum lease payments	$309

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to continuing operations, net of sublease income, was $122 and $131, during the years ended March 31, 2015 and 2014, respectively.

As of September 1, 2012, we maintain our headquarters, encompassing our executive office and storage areas in San Francisco, California.   We have a primary lease for office space, consisting of 2,614 square feet, which expires August 31, 2017.  We also rent storage/workspace areas on a monthly basis.  We own all of the equipment used in our facilities.  Such equipment consists primarily of computer related assets and furniture.

Note 9.	Sale of Common Stock and Warrants

During fiscal years 2015 and 2014, the Company entered into a contract with certain consultants of the Company pursuant to which the Company granted stock options in lieu of some cash payments, dependent upon the continuation of the contract and the achievement of certain performance goals.

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

As of March 31, 2014, there were 1,810 shares issued from the At Market Distribution Plan 2014, which was set up as a result of the Company’s S-3 filing in the third quarter of fiscal year 2014.

As of March 31, 2015, there were 4,469,471warrants outstanding, with a weighted-average exercise price of $1.20.

On February 25, 2015, the Company closed an underwritten public offering of 4,416,000 shares of its common stock offered at a public offering price of $1.25 per share and warrants to purchase an additional 4,416,000 shares of its common stock.  The warrants have an exercise price of $1.18 per share. Gross proceeds to CollabRx from this offering were $5,520 before deducting the underwriting discount and other estimated offering expenses payable by CollabRx.   The Company subsequently completed a second underwritten public offering of 2,716,535 shares of its common stock on March 3, 2015, which closed on March 3, 2015 at a public offering price of $1.27 per share.  Gross proceeds to CollabRx from this follow up offering were $3,450 before deducting the underwriting discount and other estimated offering expenses payable by CollabRx.

CollabRx anticipates using the net proceeds from the offering for general corporate purposes, including development of its products and services, general and administrative expenses and working capital. In addition to the offerings of 7,132,535 shares of common stock, 186,066 warrants to purchase shares of common stock were issued to Aegis Capital Corporation.  These warrants have an exercise price of $1.25 per share and expire February 25, 2020.  Such securities could potentially dilute earnings per share in future periods.  Previously deferred financing expenses incurred to raise equity capital related to financing transactions prior to the completion of the financing, as well as other related expenses incurred in the current period, were recognized in the current period and offset the gross proceeds raised.   Total underwriting discount and financing expenses for both the S-1 and S-3 offerings were $1,035.

On June 25, 2014, the Company closed an underwritten public offering of 913,500 shares of its common stock, offered at a public offering price of $2.00 per share. Gross proceeds to CollabRx from this offering were $1,827 before deducting the underwriting discount and other estimated offering expenses payable by CollabRx. CollabRx used the net proceeds from this offering for general corporate purposes, including development of its products and services, general and administrative expenses and working capital. In addition to the offering of 913,500 shares of common stock, 27,405 warrants to purchase shares of common stock were issued to Aegis Capital Corporation.  These warrants have an exercise price of $2.50 per share and are not exercisable until June 24, 2015 and expire June 24, 2020.  Such securities could potentially dilute earnings per share in future periods.  Previously deferred financing expenses incurred to raise equity capital related to financing transactions prior to the completion of the financing, as well as other related expenses incurred in the current period, were recognized in the current period and offset the gross proceeds raised.   Total underwriting discount and financing expenses were $478.

As of March 31, 2015, there were 4,416,000 shares issued as a result of the Company’s S-1 filing on February 25 and 2,716,535 shares issued as a result of the Company’s S-3 filing on March 3, 2015.

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

2007 Incentive Award Plan

Pursuant to the terms of the Company’s 2007 Equity Participation Plan (“2007 Equity Plan”), which was authorized as a successor plan to the Company’s 1998 Equity Incentive Plan and Director Option Plan, an aggregate of 200,000 shares of common stock is available for grant pursuant to the 2007 Equity Plan, plus the number of shares of common stock which are or become available for issuance under the 1998 Equity Plan and the Director Option Plan and which are not thereafter issued under such plans. The 2007 Equity Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards.  The option exercise price of all stock options granted pursuant to the 2007 Equity Plan will not be less than 100% of the fair market value of the common stock on the date of grant. Stock options may be exercised as determined by the Board, but in no event after the tenth anniversary date of grant, provided that a vested nonqualified stock option may be exercised up to 12 months after the optionee's death.  Awards granted under the 2007 Equity Plan are generally subject to vesting at the discretion of the Committee.  As of March 31, 2015, 21,295 shares were available for issuance under the 2007 Equity Plan.

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

Employee Qualified Stock Purchase Plan

The Company has offered an employee qualified stock purchase plan (“Employee Plan”) under which rights are granted to purchase shares of common stock at 85% of the lower of the market value of such shares at the beginning of a six month offering period or at the end of that six month period. Under the Employee Plan, the Company is authorized to issue up to 16,667 shares of common stock. There were no common stock shares purchased in fiscal years 2015 or 2014.  Shares available for future purchase under the Employee Plan were 3,705 as of March 31, 2014.  The plan expired July 22, 2014, and no further awards were issued under the Employee Plan.

Savings and Investment Plan

The Company has established a defined contribution plan that covers substantially all US employees. Employee contributions of up to 4% of each US employee’s compensation will be matched by the Company based upon a percentage to be determined annually by the Board. Employees may contribute up to 15% of their compensation, not to exceed a prescribed maximum amount. The Company made contributions to the plan of $57 and $42, in the years ended March 31, 2015 and 2014, respectively.

Note 11.	Stock Based Compensation

A summary of stock option activity during the year ended March 31, 2015 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Beginning outstanding, March 31, 2014	371,759	$7.89	7.59	$775.00
Granted	352,747	1.29
Forfeited	(32,848)	2.87
Expired	(26,600)	4.01

Ending outstanding, March 31, 2015	665,058	$4.79	7.80	$67,951.00
Ending vested and expected to vest	664,783	$4.79	7.80	$67,920.00
Ending exercisable	289,379	$8.65	6.01	$200.00

The aggregate intrinsic value of options and warrants outstanding as of March 31, 2015 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of March 31, 2015.

The weighted-average estimated grant date fair value, as defined by ASC 718, for stock options granted during fiscal 2015 and 2014, was $0.87 and $3.06, per option, respectively.

The following table summarizes information with respect to stock options outstanding as of March 31, 2015:

Range of Exercise Prices		Number Outstanding As of March 31, 2015	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable As of March 31, 2015	Weighted- Average Exercise Price As of March 31, 2015
$0.75	$1.50	218,679	9.67	$0.80	15,000	$1.35
1.99	3.22	190,567	9.10	2.55	77,817	2.46
3.35	6.00	158,997	6.83	3.90	99,747	3.89
11.70	17.80	47,024	3.54	12.13	47,024	12.13
21.00	34.20	38,960	2.13	22.67	38,960	22.67
41.40	41.45	10,831	0.43	41.40	10,831	41.40
		665,058			289,379

No shares were granted under the Employee Stock Purchase Plan during fiscal years 2015 and 2014.

The Company used the following valuation assumptions to estimate the fair value of options granted for the years ended March 31, 2015 and 2014, respectively:

	Twelve Months Ended March 31,
	2015	2014
Expected life (years)	6.0	6.0
Volatility	141.73% - 151.70%	151.81% - 152.95%
Risk-free interest rate	1.63% - 1.75%	1.30% - 1.72%
Dividend yield	0%	0%

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

Risk-Free Interest Rate.    The Company bases the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield in effect at the time of option grant on US Treasury zero-coupon issues with remaining terms equivalent to the expected term of our option grants.

Dividends.    The Company has never paid any cash dividends on common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Forfeitures.    The Company uses historical data to estimate pre-vesting option forfeitures. We record stock-based compensation expense only for those awards that are expected to vest.

The Company does not use multiple share-based payment arrangements.

Restricted Stock Units

The following table summarizes the Company’s restricted stock award activity for the period ended March 31, 2015:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance March 31, 2014	129,070	$2.77
Granted	150,000	1.54
Forfeited	(10,000)	3.75
Vested	(269,070)	2.05
Balance, March 31, 2015	-	$-

The weighted-average estimated grant date fair value, as defined by ASC Topic 718 for restricted stock awards granted during fiscal 2015 and 2014 was $1.54 and $3.22, per award, respectively.

As of March 31, 2015 all restricted stock compensation costs were fully recognized, which included approximately $180 in additional expense related to the accelerated vesting of outstanding RSUs.  There is no unrecognized compensation cost related to restricted stock remaining as of March 31, 2015.

As of March 31, 2015 there was $411 of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.65 years.

Total stock-based compensation expense related to stock options and RSUs for the years ended March 31, 2015 and 2014 was $664 and $352, respectively.

Note 12.	Geographical and Segment Information

As of March 31, 2015, the Company’s sole source of revenue was related to its genomics based information technology with respect to its acquisition of CollabRx.  The Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  For all periods presented, net sales by geographic region were all in the United States.

For all periods presented, total revenue was derived from our genomics based technology information activities. The Company only operates in this segment.

Revenues for each period presented are all part of continuing operations.  No revenues for the fiscal years 2015 and 2014 have been reclassified to discontinued operations.  All revenues of continuing operations are attributed to the United States.

The composition of our top five customers changed from year to year.  In fiscal year 2015, six customers accounted 78% of our revenues.   In fiscal year 2014, five customers accounted 96% of our revenues.

Long-lived assets consist of property and equipment and are attributed to the geographic location in which they are located.

All long-lived assets are located in the United States and are included in continuing operations.  There are no long-lived assets in discontinued operations.

Note 13.	Investment in Unconsolidated Affiliate

As of the filing date of this Form 10-K report, the Company has had no investment in any unconsolidated affiliate since March 31, 2013.

Note 14.	Promissory Notes Payable- Current Amounts Due

On July 12, 2012, Tegal completed the acquisition of CollabRx, pursuant to the previously announced Agreement and Plan of Merger, dated as of June 29, 2012.  As part of the purchase price, Tegal assumed $500 of existing CollabRx indebtedness through the issuance of the promissory notes.  The principal of the promissory notes is payable in equal installments on the third, fourth and fifth anniversaries of the date of issuance, along with the accrued but unpaid interest as of such dates.  The first installment due date is July 12, 2015.  At that time, the Company must make its first payment of principal ($167) and unpaid accrued interest ($41). Principal payments of ($167) and ($166) will be made on July 12, 2016 and 2017, respectively.

Note 15.	Subsequent Events

Therapy Finder Exclusive Agreement Termination

In June 2015, CollabRx and Everyday Health, Inc. expect to terminate the exclusive agreement to distribute two Therapy Finders and the CancerRx mobile app through MedPage Today.

The Medytox Solutions, Inc. Merger

On December 6, 2014, CollabRx, Inc. (“CollabRx” or the “Company”) and Medytox Solutions, Inc. (“Medytox”) entered into a non-binding letter of intent for a potential business combination between the companies (the “Letter of Intent”).  The Company pursued the business combination and engaged in, among other things, due diligence, the execution of a definitive agreement, obtaining necessary board of director and stockholder approvals and other customary conditions.  On April 15, 2015, the Company and Medytox entered into a definitive agreement.  Both parties are pursuing the consummation of the contemplated business combination.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.   As of March 31, 2015, management performed, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on the evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of March 31, 2015 such disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of March 31, 2015.  Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of March 31, 2015 has not been audited by Burr Pilger Mayer, Inc., an independent registered public accounting firm, as stated in their report appearing above.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The following table sets forth information regarding our directors as of March 31, 2015:

Name	Age	Director Since
Paul Billings, M.D., Ph.D., Director	62	2014
James Karis, Director	67	2012
Jeffrey M. Krauss, Director	58	1992
Thomas R. Mika, President & CEO, Acting Chief Financial Officer, Secretary and Treasurer, Chairman of the Board of Directors	63	2002
Carl Muscari, Director	63	2007

Paul R. Billings joined our Board of Directors on April 7, 2014.  Paul Billings, MD, PhD, FACP, FACMG, is a nationally recognized expert on genomic and precision medicine and a board certified internist and clinical geneticist whose career has been devoted to improving patient care by expanding the use of medically relevant genomic technologies in clinical settings, most recently as Chief Medical Officer of Life Technologies, Inc. (acquired by Thermo Fisher Scientific, Inc. in March, 2014).  Currently, Dr. Billings serves in multiple roles in industry and government, including as Executive Chairman, Melanoma Diagnostics, Inc., and director of Trovagene, Inc., DecisionQ, Inc. and PAX Neuroscience, Inc. He was Co-Founder and first Medical Director of the Cordblood Registry, Inc., past Senior Physician and SVP of Laboratory Corporation of America, Inc. (LabCorp), Co-Founder and Past Director of Omicia, Inc., Founder and EVP of GeneSage, Inc., and past Director of Ancestry.com, Inc.  Dr. Billings currently serves on the Scientific Advisory Board of the FDA, the Genomic Medicine Advisory Committee at the Dept. of Veterans Affairs, and the National Academy of Sciences Institute of Medicine’s Roundtable on Genomics. Dr. Billings was the former Director and Chief Science Officer of the Genomic Medicine Institute at El Camino Hospital.  He was also a member of the United States Dept. of Health and Human Services Secretary’s Advisory Committee on Genetics, Health and Society.  Dr. Billings has held academic appointments at prestigious universities including Harvard University, UCSF, Stanford University and U. C. Berkeley, and has served as a physician at numerous medical centers. He is the author of nearly 200 publications and books on experimental and clinical medicine. His work on genetic discrimination was instrumental in the creation and passage of the federal Genetic Information Non-Discrimination Act of 2008.  Dr. Billings holds an MD from Harvard Medical School and a PhD in immunology from Harvard University.

The Board of Directors has determined that Dr. Billings’ substantial industry experience and his education give him the appropriate set of skills to serve as a member of our Board of Directors.

James M. Karis joined our Board of Directors in July 2012 with our acquisition of CollabRx where he served as its Chief Executive Officer from September 2011.  Mr. Karis served as Co-Chief Executive Officer of our company from July 2012 until December 2012, after which he was appointed as CEO of Mapi Group, a service provider to the global healthcare industry.   Prior to CollabRx, Mr. Karis was an independent consultant from May 2009 to September 2011.  From January 2000 until May 2009, he served as President and Chief Executive Officer of Entelos, Inc., a US based life sciences technology company.  Prior to Entelos, he held senior positions in the contract research industry, serving as Chief Operating Officer and President of PAREXEL International Corporation, and earlier, as Chief Operating Officer of Pharmaco International. He was the Vice President of International Operations for Baxter International and a founder of KMR Group, a leading pharmaceutical R&D benchmarking consulting firm.   Mr. Karis serves on the Board of Directors of Datatrak, Inc. and also for one private company.  Mr. Karis has a B.S. degree in Management and Economics from Purdue University and a Masters in Applied Economics from The American University.

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

Thomas R. Mika was appointed our President and Chief Executive Officer in March 2005 and appointed Chairman of the Board in October 2006. In addition to his role as CEO, Thomas R. Mika holds the positions of Chairman, President and Acting Chief Financial Officer of CollabRx, Inc. Mika was appointed President and Chief Executive Officer of Tegal in 2005 and Chairman of the Board the following year. His previous service with Tegal was as Executive Vice President and Chief Financial Officer and as member of the Board of Directors from 1992 to 2002, during which he managed activities resulting in the company’s 1995 Initial Public Offering. Mika began his association with Tegal in 1990, when he served as consultant to Nazem & Company, a venture firm that acquired the company from Motorola in 1990. Previously, Mika founded IMTEC, a boutique investment firm whose areas of focus included health care, pharmaceuticals, media and information technology. Earlier in his career, Mika was a managing consultant with Cresap, McCormick & Paget and a policy analyst for the National Science Foundation, where he was a member of the initial three-person team that developed and published the landmark Science Indicators, the biennial report of the National Science Board to the President of the United States. Thomas R. Mika holds a Bachelor of Science degree in Microbiology from the University of Illinois at Urbana-Champaign and a Master of Business Administration degree from the Harvard Graduate School of Business.

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

EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of March 31, 2015.  Dr. Gordon resigned from his position of Vice President Business Development and Strategic Alliances effective April 24, 2015.

Name	Age	Position
Thomas R. Mika	63	President & CEO, Acting Chief Financial Officer, Secretary and Treasurer
Clifford Baron, Ph.D.	55	Vice President and Chief Operating Officer
Gavin Gordon, Ph.D.	42	Vice President of Business Development and Strategic Alliances
George Lundberg, M.D.	82	Editor in Chief and Chief Medical Officer

Thomas R. Mika’s biography is included in “Directors” above.

Clifford Baron was appointed our Vice President and Chief Operating Officer on March 5, 2014.  Prior to that Dr. Baron’s most recent position was with Accelrys, Inc., a $160M+ global software provider serving pharmaceutical, biotechnology, chemical, and materials corporations.  Dr. Baron has a distinguished track record leading product and go-to-market efforts in prominent life science companies.  Most recently, he held the positions of Director of Biology Product Marketing, Director of Business Development and Director of Professional Services at Accelrys, Inc.  He founded Lexigraphix, LLC, a strategy consultancy serving biotechnology startups with an innovative web-based system to analyze intellectual property assets.  Prior to that entrepreneurial endeavor, Dr. Baron was Senior Director of Global Solutions for Applied Biosystems, Inc. (now part of Life Technologies/Thermo Fisher) where he led software product management and coordinated Applied Biosystems’ collaboration with Celera, now part of Quest Diagnostics, Inc.  He was Director of Product Management at Pangea Systems / Doubletwist, a pioneering bioinformatics company, and Vice President of Product Development, Product Director and Manager of Technical Products and Information Services for Abacus Concepts, a statistical software company acquired by SAS Corp.  Dr. Baron holds a BS in Biology from the University of Washington, and a Ph.D. in Biology from the University of California, Berkeley.

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

George Lundberg, M.D. was appointed our Chief Medical Officer on September 4, 2013.  Dr. Lundberg has continued in his position as Editor-in-Chief and Chair of the Editorial Advisory Board of CollabRx.  Dr. Lundberg has more than 30 years combined experience as Editor-in-Chief of JAMA (The Journal of the American Medical Association), the 10 American Medical Association specialty journals, American Medical News, Medscape, The Medscape Journal, e-Medicine from Web MD, and MedPage Today from Everyday Health. A frequent lecturer, radio and television guest, and a member of the Institute of Medicine of the National Academy of Sciences, the Industry Standard dubbed Dr. Lundberg “Online Healthcare’s Medicine Man” in 2000. Prior to joining CollabRx in 2010, Dr. Lundberg served as the President of the American Society for Clinical Pathology, Professor of Pathology and Associate Director of Laboratories at the Los Angeles County/USC Medical Center for 10 years, and for 5 years was the Professor and Chair of Pathology at the University of California, Davis. He served in the US Army during the Vietnam War, leaving as a lieutenant colonel after 11 years.  Prior to his military service, Dr. Lundberg completed a clinical internship in Hawaii and a pathology residency in San Antonio. Called the medical Internet “pioneer” in 1995, Dr. Lundberg holds earned and honorary degrees from North Park College, Baylor University, the University of Alabama (Birmingham and Tuscaloosa), the State University of New York, Syracuse, Thomas Jefferson University and the Medical College of Ohio. Dr. Lundberg has worked in tropical medicine in Central America and Forensic Medicine in New York, Sweden, and England. His major professional interests are toxicology, violence, communication, physician behavior, patient safety, and health system reform.   In addition to serving as Chief Medical Officer and Editor-In-Chief for CollabRx, Dr. Lundberg is presently President and Chair of the Board of Directors of The Lundberg Institute, a Consulting Professor at Stanford University, and Editor at Large for Medscape from WebMD.

There are no family relationships between any of our directors or executive officers.

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

In fiscal 2015, the Board of Directors held nine paid meetings and two unpaid meetings. All directors attended at least 75% of the total number of board meetings and meetings of board committees on which the directors served during the time they served on the board or committees.

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

Audit Committee

In fiscal year 2015, the Audit Committee consisted of Messrs. Krauss (Chairman), Billings and Muscari.  The Audit Committee reviews the adequacy of internal controls and the results and scope of the audit and other services provided by the Company’s independent auditors. The Audit Committee meets periodically with management and the independent auditors. The Audit Committee held four meetings in fiscal 2015. The Board of Directors has adopted an Audit Committee Charter, a copy of which is posted on our website at www.collabrx.com.

Compensation Committee

In fiscal year 2015, the Compensation Committee consisted of Messrs. Muscari (Chairman), Billings and Krauss.  The Compensation Committee held two meetings in fiscal 2015.  The functions of the Compensation Committee include establishing salaries, incentives and other forms of compensation for our officers and other employees and administering our incentive compensation and benefit plans. The Board of Directors has adopted a compensation committee charter, a copy of which is posted on our website at www.collabrx.com.

Compensation Committee Interlocks and Insider Participation

There are no interlocking relationships between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Nominating/Corporate Governance Committee

In fiscal year 2015, the Nominating/Corporate Governance Committee was comprised of Messrs. Muscari (Chairman), Krauss and Billings.  The Nominating/Corporate Governance Committee did not hold any meetings in fiscal 2015.  The Committee met informally on several occasions to discuss particular candidates and matters related to corporate governance.  The functions of the Nominating/Corporate Governance Committee are to identify qualified candidates for election to the Board of Directors and establish procedures for the director candidate nomination and evaluation. The Nominating/Corporate Governance Committee is also responsible for developing and recommending to our Board of Directors corporate governance guidelines, as well as overseeing the evaluation of our Board of Directors.  The Board of Directors has adopted a Nominating/Corporate Governance Committee charter, a copy of which is posted on our website at www.collabrx.com.

The Nominating/Corporate Governance Committee considers candidates for director nominees proposed by directors, the Chief Executive Officer and stockholders. The Nominating/Corporate Governance Committee may retain recruiting professionals to identify and evaluate candidates for director nominees. No recruiting professionals were retained for this purpose during fiscal 2015.

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

          No candidates were recommended by stockholders during fiscal 2015.

CODE OF BUSINESS CONDUCT AND ETHICS

Our Code of Business Conduct and Ethics is available to stockholders, upon written request, and is posted on the Company’s website at www.collabrx.com. If you would like a copy of our Code of Business Conduct and Ethics, please send your request to: Thomas R. Mika, Secretary, CollabRx, Inc., 44 Montgomery Street, Suite 800, San Francisco, California 94104.

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

To our knowledge, based solely on our review of such reports or written representations from certain reporting persons, we believe that all of the filing requirements applicable to our officers, directors, greater than 10% beneficial owners and other persons subject to Section 16 of the Exchange Act were complied with during the fiscal year ended March 31, 2015.

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

Components of CollabRx’s Compensation Program

There are four major elements that comprise CollabRx’s executive officer compensation program:

(i)	base salary;
(ii)	annual cash bonus upon discretion of board;
(iii)	long-term incentives, such as stock options and restricted stock unit awards; and
(iv)	retirement benefits provided under a 401(k) plan and health benefits.

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

Reliance on Compensation Consultants

The Committee has the authority to engage its own independent advisors to assist in carrying out its responsibility. In fiscal 2015, the Committee did not retain a compensation consultant.

Base Salary

The base salary for each named executive officer is generally established through negotiation at the time the executive is hired, taking into account the executive’s qualifications, experience, prior salary and competitive salary information.  Each year, the Committee determines whether to approve merit increases to our named executive officers’ base salaries based upon their individual performance and the recommendations of Mr. Mika.  As a result of such a review, Mr. Mika’s salary during fiscal 2015 was increased effective December 1, 2014.  Dr. Gordon’s salary was set upon his appointment as Vice President of Business Development and Strategic Alliances.  Dr. Lundberg’s salary was set upon his appointment as Chief Medical Officer.  Dr. Baron’s salary was set upon hiring as Vice President and Chief Operating Officer.

Bonus Plan

In order to motivate executives and managers in the attainment of our annual goals and to enhance our ability to attract and retain key managerial employees through a competitive compensation package, in past years we have adopted an annual discretionary performance bonus plan for certain executives and managers. Under this plan, each named executive officer or manager typically has an annual bonus incentive target expressed as a percentage of that executive’s or manager’s base salary.  In light of the Company's financial performance in 2015, the Compensation Committee awarded a $15,000 bonus to Clifford Baron, Vice President and Chief Operating Officer.  The Compensation Committee did not award, and the remaining named executive officers did not earn, any performance-based cash incentive awards in fiscal 2015.

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

In fiscal 2015, for the award of stock options and restricted stock unit awards for management the Committee took into consideration:

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

Compensation Committee Report

We, the Compensation Committee of the Board of Directors of CollabRx, Inc., have reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment with management. Based on such review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in CollabRx’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Submitted on June 19, 2015 by the members of the Compensation Committee of the Board of Directors.

THE COMPENSATION COMMITTEE

Carl Muscari, Chair
Paul Billings
Jeffrey M. Krauss

EXECUTIVE COMPENSATION

The following table shows, for the fiscal years ended March 31, 2015 and March 31, 2014, the cash compensation paid by us and our subsidiaries as well as certain other compensation paid or accrued for those years for services in all capacities to the person serving as the Chief Executive Officer during fiscal 2015 and our other executive officers whose total annual salary and bonus exceeded $100,000 in fiscal 2015, which executives are referred to as the “named executive officers”.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Thomas Mika President & Chief Executive Officer, Acting Chief Financial Officer, Secretary and Treasurer	2015 2014 2013	293,635 285,135 285,135	0 0 0	230,500 0 132,600	10,680 10,200 10,000	534,815 295,335 427,735
Clifford Baron, Ph.D. Vice President and Chief Operating Officer	2015 2014	200,000 13,846	15,000 0	24,950 144,600	7,369 0	247,319 158,446
Gavin Gordon, Ph.D. Vice President of Business Development and Strategic Alliances	2015 2014	185,000 182,404	0 0	24,950 28,100	0 0	209,950 210,504
George Lundberg, M.D. Editor in Chief and Chief Medical Officer	2015 2014	150,000 139,423	0 0	8,485 0	6,000 5,577	164,485 145,000

(1)
The amount is calculated by taking the aggregate number of restricted stock units multiplied by the closing sales price of our common stock on the grant date in accordance with FASB ASC 718.  The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model.

(2)	All other compensation in fiscal year 2015 and 2014 includes for all individuals the value of the Company match under the 401(k) Plan.

(3)	Dr. Baron joined CollabRx as Vice President and Chief Operating Officer on March 5, 2014.

OUTSTANDING EQUITY OPTION AWARDS AT FISCAL YEAR END

The following table sets forth the outstanding stock options held by the named executive officers at March 31, 2015.  Some 59,500 shares of plan-based option awards were granted to officers during the fiscal year ended March 31, 2015, and 150,000 restricted stock awards were granted to officers during the fiscal year ended March 31, 2015.

Name	Options Awards				Restricted Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) (1) Unexercisable	Option Exercise Price ($)	Option Expiration Date (2)	Number of Securities Underlying Vested	Number of Securities Underlying Unvested	Market Price at Grant Date ($)	RSU Expiration Date (3)
Thomas Mika	3,267	0	23.00	11/15/2016
	20,730	0	21.00	12/18/2017
	43,692	0	11.70	11/5/2018

Clifford Baron	3,750	11,250	1.99	7/3/2024
	0	10,000	0.75	12/8/2024

Gavin Gordon	3,750	11,250	1.99	7/3/2024
	0	10,000	0.75	12/8/2024

George Lundberg	1,125	3,375	1.99	7/3/2024
	0	5,000	0.75	12/8/2024

(1)
The Options granted on July 3, 2014 shall vest with respect to one-eighth or twelve and one-half percent (12.5%) of the total number of Shares subject to the Option on each of the first days of the last month of each fiscal quarter following the Vesting Commencement Date, subject to Participant’s continued status as an employee on each applicable vesting date, such that all Shares subject to the Option shall be fully vested by June 1, 2016.    The vesting dates are as follows:  09/01/2014, 12/01/2014, 03/01/2015, 06/01/2015, 09/01/2015, 12/01/2015, 03/01/2016, 06/01/2016.   The Options granted on December 8, 2014 shall be exercisable beginning at the closing date of the closing the merger with Medytox Solutions.

(2)	The expiration date of each option occurs ten year after the date of grant of each option.

(3)	The expiration date of each restricted stock unit occurs ten years after the date of grant.

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

Employment Agreement with Thomas R. Mika:  CollabRx previously entered into an at-will employment agreement with Mr. Mika, which was amended and restated as of February 12, 2013. The employment agreement has an initial term of two years and is subject to annual automatic one-year extensions unless either party provides prior notice of its intention not to renew. Under the agreement, Mr. Mika’s annual base salary is initially set at $284,000 per year subject to review and potential increase in accordance with Company policy. The employment agreement also provides for an annual target bonus equal to 50% of Mr. Mika’s annual base salary payable upon achievement of targets and other objectives set by the Board and for annual long-term incentive awards with a fair market value on the date of grant equal to 100% of Mr. Mika’s annual base salary.   Effective December 1, 2014, Mr. Mika’s salary was increased to $310,000 annually.

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

Employment Agreement with Clifford Baron:  CollabRx entered into an at-will employment agreement with Dr. Barron, on March 5, 2014. The employment agreement has an initial term of two years and is subject to annual automatic one-year extensions unless either party provides prior notice of its intention not to renew. Under the agreement, Dr. Barron’s annual base salary is initially set at $200,000 per year subject to review and potential increase in accordance with Company policy. The employment agreement also provides that Dr. Baron will be eligible to receive incentive bonus payments from time to time in accordance with any incentive bonus program adopted by the Company.  No such incentive bonus program is currently in effect.  The Employment Agreement, dated March 5, 2014, by and among CollabRx, Inc. and Clifford Barron is incorporated herein by reference as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2014.

Employment Agreement with Gavin Gordon:  CollabRx entered into an at-will employment agreement with Dr. Gordon, on July 12, 2012. Under the agreement, Dr. Gordon’s annual base salary is initially set at $170,000 per year subject to review and potential increase in accordance with Company policy. Dr. Gordon was made an officer of the Company effective June 1, 2013, and as a result received an increase in his annual base salary.  His current annual base salary is $185,000.   Dr. Gordon resigned from his position with CollabRx in April 2015.

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

POTENTIAL PAYMENTS UPON TERMINATION

The following table summarizes potential change in control and severance payments to each named executive officer. The three right-hand columns describe the payments that would apply in three different potential scenarios — a termination of employment as a result of death, disability or our non-renewal of a written employment agreement; a termination of employment as a result of the named executive officer’s termination of employment by us other than for cause (or, with respect to Mr. Mika and Dr. Barron, either of their resignations for good reason); or a termination of employment as a result of the named executive officer’s termination of employment by us other than for cause (or, with respect to Mr. Mika and Dr. Barron, their resignations for good reason), in each case within 3 months prior to or 12 months following a change in control.  The table assumes that the termination or change in control occurred on March 31, 2015.

Recipient and Benefit	Death, Termination as a Result of Disability or Non- Renewal of Employment Agreement		Termination without Cause or Resignation for Good Reason more than 3 Months Prior to a Change in Control or More than 12 Months Following a Change of Control		Termination without Cause or Resignation for Good Reason Within 3 Months prior to or 12 Months Following a Change of Control
Thomas Mika
Cash Severance	$921,607	(1)	$921,607	(1)	$921,607	(1)
Option Award Acceleration (2)	--		--		--
RSU Acceleration (3)	--		--		--
Total	$921,607		$921,607		$921,607
Clifford Baron
Cash Severance	$100,000	(4)	$100,000	(4)	$100,000	(4)
Option Award Acceleration (2)	--		--		--
RSU Acceleration (3)	--		--		--
Total	$100,000		$100,000		$100,000
Gavin Gordon
Cash Severance	$92,500	(4)	$92,500	(4)	$92,500	(4)
Total	$92,500		$92,500		$92,500
George Lundberg
Cash Severance	$75,000	(4)	$75,000	(4)	$75,000	(4)
Total	$75,000		$75,000		$75,000

(1)
Amount represents 24 months of base salary plus two times the average annual incentive bonus paid to Mr. Mika for the previous three fiscal years in which a bonus plan was in place, payable in 24 equal monthly installments, and 24 months of COBRA payment for the health plan in effect as of March 31, 2015.

(2)
Amount represents the fair market value of our common stock on March 31, 2015 less the exercise price of the accelerated stock options, multiplied by the number of shares underlying the options subject to accelerated vesting.  If there are no stock options outstanding or if the fair market value of our common stock on March 31, 2015 is less than the exercise price of the accelerated stock, the amount is shown as zero.

(3)
Amount represents the fair market value of the grant as of the grant date, multiplied by the number of shares underlying the awards subject to accelerated vesting.  If there are no restricted stock shares outstanding on March 31, 2015, the amount is shown as zero.

(4)	Amount represents 6 months of base salary.

Director Compensation for fiscal year ended March 31, 2015

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

The following table shows non-employee director compensation during fiscal year 2015.

Fiscal Year Ended March 31, 2015

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Gilbert Bellini	16,250	7,550	23,800
James Karis	28,500	23,221	51,721
Jeffrey M. Krauss	41,500	34,191	75,691
Carl Muscari	39,000	31,797	70,797
Paul Billings	38,000	49,745	87,745

(1)	The value of the stock awards has been computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of March 31, 2015 for all of our equity compensation plans, including our Eighth Amended and Restated 1998 Equity Participation Plan, our 2007 Incentive Award Plan, and our Fifth Amended and Restated Stock Option Plan for Outside Directors, and inducement grants made to new employees which were not subject to approval by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)

	(a) (1)(2)	(b)	(c) (3)
Equity compensation Plans:
1998 Equity Participation Plan	11,599	$36.22	-
2007 Equity Participation Plan	522,396	$3.71	21,295
Directors Stock Option Plan	117,000	$3.69	-
Inducement Shares	14,063	$27.67	-
Total	665,058		21,295

(1)	Excludes 23,921 Restricted Stock Unit awards whose distribution has been deferred.
(2)	reserves in column C
(3)	Excludes 3,705 shares balance under our expired Employee Qualified Stock Purchase Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by our directors, the individuals named in the Summary Compensation Table, all directors and executive officers as a group and beneficial owners of more than 5% of our common stock as of May 30, 2015. For purposes of this proxy, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or dispose of securities, regardless of any economic interest therein. An asterisk denotes beneficial ownership of less than 1%. The address of each director and officer is c/o CollabRx, Inc., 44 Montgomery Street, Suite 800, San Francisco, CA 94104.

	Beneficially Owned	Percentage
Thomas R. Mika	345,027	3.30%
Clifford Baron	23,750	*
Gavin Gordon	31,250	*
George Lundberg	18,625	*
Jeffrey M. Krauss	30,298	*
Paul Billings	21,667	*
James Karis	14,567	*
Carl Muscari	23,705	*
Directors and Executive Officers as a group (8 individuals)	508,889	4.86%
5% Stockholders
Alpha Capital Anstalt	650,000	6.21%
Sabby Volatility Warrant Master Fund	650,000	6.21%
Empery Asset Management	640,000	6.11%

(1)
Applicable percentage of ownership is based on 10,469,120 shares of common stock outstanding as of March 31, 2015.  The number of shares of common stock beneficially owned and calculation of percent ownership of each person or group of persons named above, in each case, takes into account those shares underlying stock options that are currently exercisable within 60 days of March 31, 2015, but which may or may not be subject to our repurchase rights, and shares of common stock that such person or group of person has the right to acquire within 60 days of March 31, 2015 pursuant to the vesting or distribution of restricted stock units.

(2)	Includes options to purchase shares of common stock that are exercisable within 60 days of March 31, 2015 and shares underlying RSUs that may be acquired within 60 days of March 31, 2015.

* Less than 1%.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

During the fiscal year ended March 31, 2015, we entered into no transactions with related persons of the Company, which includes directors, executive officers, holders of more than 5% of the Company’s voting securities, or any member of the immediate family of any of the foregoing persons.  The Nominating/Corporate Governance Committee is responsible for review, approval or ratification of any such transactions.  The Nominating/Corporate Governance Committee has developed a Code of Business Conduct and Ethics that establishes policies and procedures to facilitate the review, approval or ratification of such transactions.

Our Code of Business Conduct and Ethics is available to stockholders, upon written request, and is posted on the Company’s website at www.collabrx.com. If you would like a copy of our Code of Business Conduct and Ethics, please send your request to: Thomas Mika, Acting Secretary, CollabRx, Inc., 44 Montgomery Street, Suite 800, San Francisco, California 94104.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Burr, Pilger Mayer, Inc. for the audit of our annual financial statements for the fiscal year ended March 31, 2015, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year ending March 31, 2015, and services that are normally provided by Burr Pilger Mayer, Inc. in connection with statutory and regulatory filings and engagements for that fiscal year were approximately $220,000.

The aggregate fees billed for professional services rendered by Burr, Pilger Mayer, Inc.  for the audit of our annual financial statements for the fiscal year ended March 31, 2014, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year ending March 31, 2014, and services that are normally provided by Burr, Pilger Mayer, Inc. in connection with statutory and regulatory filings and engagements for that fiscal year were approximately $220,000.

Audit-Related Fees

The Company has a co-employer relationship with a PEO.  The PEO audits the related 401(k) plan.  The audit is performed annually as required by the size of the PEO organization employee base.     The cost of the 401(k) audit is incorporated into the PEO service fees.

Tax Fees

The aggregate fees billed by Burr, Pilger Mayer, Inc. for professional services rendered for tax compliance, tax advice, and tax planning will be approximately $50,000 for the fiscal year ended March 31, 2015 and were approximately $50,000 for the fiscal year ended March 31, 2014.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit services to be provided by the independent auditors. The Audit Committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors. The Chairman of the Audit Committee may specifically approve any service within the pre-approved audit and non-audit service category if the fees for such service exceed the maximum set forth in the policy, as long as the excess fees are not reasonably expected to exceed $50,000. Any such approval by the Chairman must be reported to the Audit Committee at its next scheduled meeting. The general pre-approval fee levels for all services to be provided by the independent auditors are reviewed annually by the Audit Committee. The annual tax return services provided by Burr, Pilger Mayer, Inc. were 23% of the total audit fees for the fiscal year ended March 31, 2015 and 23% of the total audit fees for the fiscal year ended March 31, 2014.

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

In this context, the Audit Committee has reviewed and discussed our audited financial statements as of and for the year ended March 31, 2015 with management and the Independent Registered Public Accounting Firm. The Audit Committee has discussed with the Independent Registered Public Accounting Firm the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as currently in effect. In addition, the Audit Committee has received the written disclosures and the letter from the Independent Registered Public Accounting Firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as currently in effect, and it has discussed with the Independent Registered Public Accounting Firm their independence from us. The Audit Committee has also considered whether the Independent Registered Public Accounting Firm’s provision of information technology services and other non-audit services to us is compatible with maintaining the Independent Registered Public Accounting Firm’s independence.

Based on the reports and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended March 31, 2015, for filing with the Securities and Exchange Commission.

Submitted on June 19, 2015 by the members of the Audit Committee of the Board of Directors.

Jeffrey M. Krauss
Carl Muscari
Paul Billings

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

Dated: June 26, 2015

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

Signature	Title	Date

/s/ THOMAS R. MIKA	President, CEO, and Chairman of the Board	June 26, 2015
Thomas R. Mika	(Principal Executive Officer)

/s/ THOMAS R. MIKA	Acting Chief Financial Officer (Principal	June 26, 2015
Thomas R. Mika	Acting Financial and Accounting Officer)

/s/ JEFFREY M. KRAUSS	Director	June 26, 2015
Jeffrey M. Krauss

/s/ CARL MUSCARI	Director	June 26, 2015
Carl Muscari

/s/ PAUL BILLING	Director	June 26, 2015
Paul Billing

/s/ JAMES KARIS	Director	June 26, 2015
James Karis

INDEX TO EXHIBITS

Exhibit Number	Description
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

**10.8
Restricted Stock Unit Award Agreement between Tegal Corporation and Tom Mika, dated July 5, 2005, (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005).

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