Form 10-Q
period 2015-06-30
CollabRx, Inc.
filed 2015-08-14
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26824

COLLABRX, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0370244
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44 Montgomery Street, Suite 800
San Francisco, California94104
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

As of August 12, 2015, there were 10,487,373 shares of the Registrant’s common stock outstanding.

COLLABRX, INC.

Index
PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

COLLABRX, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	June 30, 2015	March 31, 2015 *
ASSETS
Current assets:
Cash and cash equivalents	$6,084	$7,521
Accounts receivable	192	88
Prepaid expenses and other current assets	165	91
Total current assets	6,441	7,700
Property and equipment, net	107	106
Intangible assets, net	441	501
Goodwill	603	603
Investments	818	399
Total assets	$8,410	$9,309
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$420	$529
Promissory notes payable and interest, current	208	208
Deferred revenue	210	104
Total current liabilities	838	841
Deferred tax liability	172	195
Promissory notes payable	333	325
Other long-term liabilities	12	12
Total liabilities	1,355	1,373

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,487,373 and 10,469,120 shares issued and outstanding as of June 30, 2015, and March 31, 2015, respectively	105	105
Additional paid-in capital	141,129	141,084
Accumulated other comprehensive income	419	-
Accumulated deficit	(134,598)	(133,253)
Total stockholders’ equity	7,055	7,936
Total liabilities and stockholders’ equity	$8,410	$9,309

*   Derived from the Company’s audited financial statements.
See accompanying notes to condensed financial statements.

Index
COLLABRX, INC.
CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,
	2015	2014

Revenue	$108	$64
Cost of revenue	26	18
Gross profit	82	46
Operating expenses:
Engineering	549	542
Research and development	21	50
Sales and marketing	110	80
General and administrative	753	644
Total operating expenses	1,433	1,316
Operating loss	(1,351)	(1,270)
Other income (expense)	(7)	7
Loss before income tax benefit	(1,358)	(1,263)
Income tax benefit	(13)	(15)
Net loss	(1,345)	(1,248)
Other comprehensive income	419	--
Comprehensive loss	$(926)	$(1,248)

Net loss per share
Basic and diluted	$(0.13)	$(0.61)

Weighted-average shares used in per share computation:
Basic and diluted	10,485	2,032

See accompanying notes to condensed financial statements.

Index
COLLABRX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,345)	$(1,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	36	94
Depreciation	10	9
Loss on disposal of property and equipment	4	--
Amortization of intangible assets	60	52
Accrued interest on convertible note receivable	--	(9)
Deferred taxes	(23)	(21)
Accrued interest on promissory note payable	8	2
Changes in operating assets and liabilities:
Accounts receivable	(104)	24
Prepaid expenses and other current assets	(74)	(63)
Deferred financing costs	--	162
Accounts payable and accrued expenses	(100)	191
Deferred revenue	106	79
Current assets and liabilities from discontinued operations, net	-	(5)
Net cash used in operating activities	(1,422)	(733)
Cash flows from investing activities:
Acquisition of property and equipment	(15)	(13)
Net cash used in investing activities	(15)	(13)
Cash flows from financing activities:
Proceeds from at-the-market facility	--	23
Proceeds from sale of common stock, net of expenses of $466	--	1,361
Net cash provided by financing activities	--	1,384
Net cash increase/(decrease) in cash and cash equivalents	(1,437)	638
Cash and cash equivalents, beginning	7,521	1,430
Cash and cash equivalents, ending	$6,084	$2,068

Supplemental disclosure of non-cash activities:
Unrealized gain on available-for-sale securities	$419	$--
Over accrued financing costs	$9	--

See accompanying notes to condensed financial statements.

Index
COLLABRX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Tegal was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc., Tegal’s predecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. Tegal completed its initial public offering in October 1995.

CollabRx offers cloud-based expert systems that provide clinically relevant interpretive knowledge to institutions, physicians, researchers and patients for genomics-based medicine in cancer to inform health care decision-making.  With access to a large network of clinical and scientific advisors at leading academic institutions and a suite of tools and processes that combine artificial intelligence-based analytics with proprietary interpretive content, the Company is well positioned to participate in the value-added “big data” opportunity in the U.S. health care.  We use the term “cloud” to mean a product or service that can be delivered via the Internet, usually on a pay-for-use or subscription basis, versus the purchase and installation of enterprise-based software, which typically requires investments in both software and hardware, often also requiring large-scale customization efforts.  The Company uses the term “big data” to refer to datasets whose size is beyond the ability of typical database software tools to capture, store, manage, and analyze.

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

Index
Therapy Finder Products.  Our Therapy Finder® products are a series of cancer-specific, web-based and mobile apps which are accessed by physicians and patients, usually in the physician’s office.  After indicating a number of pre-set options related to stage of cancer, histopathology, prior treatments and presence of biomarkers on an input page, the physician is presented with a results page which explains the role of the biomarker, identifies a possible therapeutic strategy for that particular set of inputs, along with tabs associated with searchable lists of relevant drugs and clinical trials. Therapy Finders are an interactive, informational and educational resource for both physicians and patients, and can be used for decision-support.  They neither contain nor store any patient identifiable information.  The advisors associated with the development and updating of each app are prominently featured.  The development and distribution of Therapy Finders is partially supported by sponsorships and advertising revenue.  They are available free of charge on our company website.  Our aim is to make this tool widely available to help community physicians understand the relevance of biomarker testing and the availability of potential therapies for their advanced cancer patients.

In 2014, the Company redesigned its Therapy Finders so that they could be accessed by physicians using the iOS operating system from Apple, Inc. via an iPhone or an iPad, and have named this mobile application “CancerRx.” CancerRx was co-developed with MedPage Today of Everyday Health, Inc., with the ownership of the application retained by CollabRx. A special feature of CancerRx is a daily oncology newsfeed from MedPage Today, all with real-time over the air updates. The Company launched CancerRx during the first fiscal quarter of fiscal year 2015.

Recently, we undertook a review of the software engineering and the biomedical and scientific basis of the Therapy Finders and the related CancerRx mobile app in order to determine the feasibility of offering a replacement product that incorporates the breadth of data that we have accumulated since the initial development of those products in 2010, and which is easier to maintain with frequent updates.  We expect to complete that review over the next several months.   While we undertook the review in close collaboration with our on-line media partner, MedPage Today of Everyday Health, Inc., we temporarily suspended all or certain features of these products.  On June 16, 2015, we terminated our exclusive agreement with MedPage Today / Everyday Health, Inc.  We are in the process of updating Therapy Finders and/or developing alternative decision support products for distribution directly by us or in connection with other on-line media partners.  We continue to offer our Therapy Finders on the CollabRx website.

The Company intends to pursue collaborative arrangements with other companies and entities that provide contract research services to oncology practices, conduct in-house clinical and translational research, collect information on patient outcomes and link this information to genetic sequencing data, and calculate the relative costs and benefits associated with different diagnostic tests and therapies. The Company expects such efforts to lead to novel insights and advances to improve the quality of cancer care and reduce the costs of delivering it.The physicians and researchers within our network of advisors have agreed to participate in our efforts for an indefinite term, on an uncompensated basis, and without a formal agreement.  The board assignments, biographies and current affiliations of all of our advisors are posted on our website.

The Company’s condensed financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  The Company incurred net losses of $1,345 and $1,248 for the three months ended June 30, 2015and 2014, respectively.  The Company used $1,422 and $733 of cash in operating activities for the three months ended June 30, 2015and 2014, respectively.  The Company’s existing cash and cash equivalents are adequate to fund the Company’s operations requirements and obligations through the third quarter of its fiscal year 2017.   As a result, over the past year it has been pursuing several alternative financing sources to continue operations.

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

On April 15, 2015, we and Medytox entered into a definitive Agreement and Plan of Merger, which we filed as an exhibit to our Form 8-K filed on April 17, 2015.  Completion of the merger is subject to the satisfaction or waiver of a number of conditions.   If the proposed transaction is completed, Medytox Solutions would be the accounting acquirer of the Company, the management of Medytox Solutions would become the management of our Company, and the current directors of Medytox Solutions would constitute a majority of our Board of Directors. Following the transaction, we may be a “controlled company” exempt from certain corporate governance requirements under the NASDAQ Rules.

Index
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

By letter dated June 2, 2015, CollabRx was notified by Nasdaq that the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), we have180 calendar days to regain compliance.  If at any time before the expiration of such 180-day period, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with the Rule.  If we do not regain compliance prior to the expiration of such 180-day period, an additional 180 days will be granted to regain compliance, so long as we meet The Nasdaq Capital Market initial listing criteria (except for the bid price requirement).

The Company continues to incur recurring losses from operations.  Even though the Company has entered into the aforementioned agreement with Medytox, it must still prove its ability to generate sufficient levels of cash from its operations.

Basis of Presentation

In the opinion of management, the unaudited condensed financial statements have been prepared on the same basis as the March 31, 2015 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the financial statements in accordance with GAAP.  The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty, and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed on June 26, 2015.  The results of operations for the three months ended June 30, 2015 are not necessarily indicative of results to be expected for the entire year.

Comprehensive Income (loss)

Comprehensive income (loss) is defined as the change in equity of the Company during the period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and other distributions to owners.   For the three months ended June 30, 2015, the Company recognized an increase in the estimated fair value of its investment in NanoVibronix, which it holds as long-term marketable securities available-for-sale.  The unrealized gain on this investment for the current period is $419.  For the three months ended June 30, 2014, the Company had no items of other comprehensive income (loss).  Therefore the net loss in the prior period equaled the comprehensive loss for the three months ended June 30, 2014.

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

Index
Change in Accounting Estimate

Upon the original acquisition of the private company called CollabRx, the Company determined that the lives of intangible assets were determined to be between 3 years to 10 years.  Originally, the life of the acquired developed technology software was determined to be ten years, expiring in July 2022, and the life of the customer relationships was determined to be five years, expiring in July 2017.  During the fiscal year ended March 31, 2015, the Company determined facts and circumstances existed that indicated the useful lives of these two intangible assets were shorter than originally estimated.  The Company has adjusted the lives of its acquired developed technology and its customer relationships and now expects the lives of these assets to expire no later than March 2016.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments.  The Company’s accounts receivable balance is also subject to credit risk. Substantially all of the Company’s cash equivalents are held in liquid cash accounts.  The Company’s accounts receivable are derived primarily from sales to customers located in the United States.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company no longer maintains reserves for potential credit losses. There have been no write-offs during the periods presented.

For the three months ended June 30, 2015, four customers accounted for 23.1%, 18.3%, 16.3% and 13.8%, respectively, of the Company’s revenue.  For the three months ended June 30, 2014, four customers accounted for 26.1%, 23.1%, 19.6% and 18.2%, respectively, of the Company’s revenue.

As of June 30, 2015, three customers accounted for 94.0% of the balance in accounts receivable.  Two customers accounted for 95.1% of the balance in accounts receivable as of June 30, 2014. As of March 31, 2015, three customers accounted for 95% of our trade accounts receivable balance.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments having a maturity of three months or less on the date of purchase to be cash equivalents.

As of June 30, 2015 and March 31, 2015, all of the Company’s cash equivalents are included as Level 1 assets on the fair value hierarchy, and were held in the form of money market funds in the condensed balance sheets.

Promissory Notes Payable

On July 12, 2012, the Company completed the acquisition of the private company called CollabRx, pursuant to the previously announced Agreement and Plan of Merger, dated as of June 29, 2012.  As part of the purchase price, the Company assumed $500 of existing CollabRx indebtedness through the issuance of the promissory notes.  The principal of the promissory notes is payable in equal installments on the third, fourth and fifth anniversaries of the date of issuance, along with the accrued but unpaid interest as of such dates.  On July 13, 2015, the Company made a $208 payment of principal and accrued interest.  Principal payments of $167 and $166, together with accrued interest, will be made in July 2016 and July 2017, respectively.

Investment

On November 22, 2011, the Company completed a $300 strategic investment in NanoVibronix, Inc., (“NanoVibronix”) a private company that develops medical devices and products that implement its proprietary therapeutic ultrasound technology.  The Company’s investment in NanoVibronix was in the form of a convertible promissory note that bears interest at a rate of 10% per year compounded annually, which matured on November 15, 2014.  Our investment was intended to precede a possible merger of the two companies.  However, those discussions were terminated by mutual agreement between the parties and NanoVibronix, Inc. continued to operate as a private company.  NanoVibronix filed a registration statement with the Securities and Exchange Commission in connection with a proposed initial public offering.  In connection with the planned offering, the parties agreed that the Convertible Promissory Note will be converted into common stock of NanoVibronix.

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

Index
During the fourth quarter of fiscal year 2015, the Convertible Promissory Note was converted into a cost investment on the Company’s condensed balance sheets at the carrying value of the note upon maturity.  As of March 31, 2015, the Convertible Promissory Note balance was $399, consisting of the original $300 investment and $99 in accrued interest income.   At that time, the Company believed the maturity date value of the Convertible Promissory Note approximated the fair value of the investment as of March 31, 2015, as NanoVibronix did not yet have an effective market price.

In May 2015, NanoVibronix, Inc. became a public company and the Company’s Chief Executive Officer became a member of the NanoVibronix, Inc. Board of Directors. For the three months ended June 30, 2015, the Company recognized an increase in the estimated fair value of its investment in NanoVibronix, which it holds as long-term marketable securities available-for-sale.  The unrealized gain on this investment for the three months ended June 30, 2015 is $419. For the three months ended June 30, 2014, the Company had no items of other comprehensive income (loss).  Therefore the net loss in the prior period equaled the comprehensive loss for the three months ended June 30, 2014.

The unrealized gain in the current period reflects the share price of NanoVibronix on June 30, 2015. The NanoVibronix ticker symbol is “NAOV”.  While this stock is thinly traded, the share price is our best estimate of the fair value of this investment.

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

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

As of June 30, 2015 and March 31, 2015, respectively, the Company had zero reserves for potential credit losses assuch risk was determined to be insignificant.  The Company does not currently maintain an allowance for doubtful accounts receivable for potential estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company believes no such reserve is currently required.  The Company had zero write-offs during the periods presented.  The Company reviews the estimated risk of current customers’ inability to make payments on a quarterly basis to determine if any amount is uncollectible.

Revenue Recognition and Deferred Revenue

Each contract sale of our interpretive data is evaluated individually in regard to revenue recognition.  The Company has integrated in our evaluation the related guidance included in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable, delivery has occurred, and collectability is reasonably assured.

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

Index
Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. The Company evaluates annually its ability to realize our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  In 2015 and 2014, the Company has recorded a full valuation allowance for our deferred tax assets based on our past losses and uncertainty regarding our ability to project future taxable income. In future periods, if the Company is able to generate income the Company may reduce or eliminate the valuation allowance.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.  The Company’s financial instruments consist primarily of liquid cash accounts denominated in U.S. dollars.As of June 30, 2015, the investment balance of $818 included in the condensed balance sheets is considered  Level 2 and is remeasured on a recurring basis.  The value of money market funds was immaterial at June 30, 2015.

Intangible Assets and Goodwill

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

Index
  With the acquisition of CollabRx, the Company acquired software, trade names, customer relationships, non-compete agreements and goodwill.  The lives of the acquired intangible assets range from three to ten years.  Intangible assets, except for trade names and goodwill, are amortized on a straight-line basis.  Intangible assets related to trade names and goodwill are not amortized.  The Company tests goodwill for impairment annually during the fourth quarter of each fiscal year.  The fair values of these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. No impairment charges for intangible assets or goodwill were recorded for the three months ended June 30, 2015 and 2014, respectively.  The Company recognized $60 and $52 of amortization expense for the three month periods ended June 30, 2015 and 2014, respectively.   The amortization expense included in cost of revenue is related to the acquired software and is amortized on a straight-line basis over the updated expected life of the asset, which the Company believes to be completed by the end of fiscal year 2016.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the estimated fair value of the assets.  The Company recorded $4 and $0 in disposal losses for fixed assets for the three months ended June 30, 2015 and 2014.

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

Total stock-based compensation related to stock options and restricted stock units (“RSUs”) for the three months ended June 30, 2015 and 2014 was $36 and $94, respectively.

The Company utilized the following valuation assumptions to estimate the fair value of options that were granted for the three month periods ended June 30, 2015 and 2014, respectively.   The Company utilized the following assumptions to estimate the fair value of options that were granted for the three months ended June 30, 2014.  There were no options granted for the three months  ended June 30, 2015.

	Three Months Ended June 30,
	2015	2014
Expected life (years)	N/A	6.0
Volatility	N/A	151.70%
Risk-free interest rate	N/A	1.62% -1.74%
Dividend yield	N/A	0%
Forfeiture rate	N/A	10%

The Company’s ESPP plan expired in the prior fiscal year.  No ESPP awards were made in the current period nor are any future ESPP awards expected to be made.  Prior ESPP awards were valued using the Black-Scholes option pricing model with expected volatility calculated using a six-month historical volatility.

Valuation and Other Assumptions for Stock Options

Valuation and Amortization Method.    The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Company estimates the fair value using a single option approach and amortizes the fair value on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

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

During the three months ended June 30, 2015, the Company granted no options either to any current employees or to any current members of the Board of Directors.

Stock Options

A summary of the stock option activity during the three months ended June 30, 2015is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Beginning outstanding, March 31, 2015	665,058	$4.79	7.80	$67,951
Granted	--	-
Forfeited	(49,938)	2.54
Expired	(4,501)	25.52

Ending outstanding, June 30, 2015	610,619	$4.82	7.35	$-
Ending vested and expected to vest	610,474	$4.82	7.35	$-
Ending exercisable	299,876	$8.06	5.62	$-

The aggregate intrinsic value of stock options outstanding as of June 30, 2015 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of June 30, 2015.

Index
The following table summarizes information with respect to stock options outstanding as of June 30, 2015:

Range of Exercise Prices		Number Outstanding As of June 30, 2015	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable As of June 30, 2015	Weighted- Average Exercise Price As of June 30, 2015
$0.75	$1.50	206,679	9.42	$0.80	17,500	$1.31
1.99	3.22	167,629	8.39	2.54	88,190	2.41
3.35	6.00	143,997	6.25	3.90	101,872	3.89
11.70	17.80	46,191	3.35	12.03	46,191	12.03
21.00	34.20	36,125	2.04	22.63	36,125	22.63
41.40	41.45	9,998	0.21	41.40	9,998	41.40
		610,619	7.35	$4.82	299,876	$8.06

As of June 30, 2015, there was $197 of total unrecognized compensation cost related to outstanding options which the Company expects to recognize over an estimated weighted average period of 1.38years.

Restricted Stock Units

The Company had no activity related to unvested RSUs in the current period.

Unvested Restricted Stock as of June 30, 2015

As of June 30, 2015, there was no amount of total unrecognized compensation cost related to outstanding RSUs.  All related expenses were previously recognized.

In the three months ending June 30, 2015, the Company did not grant any RSUs.

2.	Earnings Per Share (EPS):

Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period.

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share:

	Three Months Ended June 30,
	2015	2014

Net loss	$(1,345)	$(1,248)
Basic and diluted:
Weighted-average common shares outstanding	10,485	2,032
Weighted-average common shares used in per share computation	10,485	2,032

Net loss per share
Basic and diluted	$(0.13)	$(0.61)

Index
The following shares of common stock equivalents were excluded from the computation of diluted earnings per share for the three months ended June 30, 2015 and 2014 because including them would have been anti-dilutive.

	June 30, 2015	June 30, 2014

Outstanding Options	610,619	383,427
Outstanding RSUs	23,921	152,631
	634,540	536,058

Warrants - Sequel	-	92,888
Warrants S-3 (June 2014)	27,405	27,405
Warrants - S-1	4,256,000	-
Warrants - underwriters	186,066	-
Shares Excluded from EPS calculation	5,104,011	656,351

The weighted-average exercise price per share of the excluded outstanding options and outstanding and deferred RSUs was $7.78 and $8.93 on June 30, 2015 and 2014, respectively.

At June 30, 2015, the Company had the following warrants outstanding to purchase the Company’s stock:

Issue Date	Outstanding Warrants	Exercise Price	Maturity Date

6/24/2014	27,405	$2.50	6/24/2020
2/25/2015	4,256,000	$1.18	2/25/2020
2/25/2015	115,200	$1.56	2/18/2020
3/2/2015	70,866	$1.59	2/25/2020
	4,469,471

3.	Financial Instruments:

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, convertible promissory note, notes receivable, accrued expenses, promissory note payable and other liabilities approximates fair value due to their relatively short maturity. The Company currently has only minimal sales in global markets and is not exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses), if any, are included in other income (expense), and were $0 for the three month periods ended June 30, 2015 and 2014.  On June 30, 2015, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.

Changes in the exchange rate between the Euro and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.

4.	Geographical and Segment Information:

For the periods presented, the Company’s sourceof revenue was related to genomics based technology information services.  The Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

Index
For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located.  Long-lived assets consist of property, plant and equipment and are attributed to the geographic location in which they are located.  For all periods presented, revenues by geographic region were all in the United States.

Additionally, all long-lived, intangible and goodwill assets are located in the United States.

5.	Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and the IASB has issued IFRS 15, Revenue from Contracts with Customers. The issuance of these documents completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS. The new guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.   For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early application is not permitted. The Company will continue to evaluate this newly issued guidance.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Sub Topic 205-40) -Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU2014-15 clarifies principles and definitions that may be used by an organization’s management for disclosures that are currently made available in financial statement footnotes. Presently, U.S. GAAP does not provide an organization’s management guidance regarding its responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern or to prepare related footnote disclosures. Instead, auditors are responsible for assessing an entity’s ability to continue as a going concern under AU-C 570. ASU 2014-15 will move this responsibility to management.  ASU 2014-15 will require management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016 to allow the auditing guidance to catch up with this change. ASU No. 2014-15 affects all companies and nonprofits and early application is allowed.  The Company is currently evaluating the impact of adopting this new guidance on our condensed financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles Goodwill and Other – Internal Use Software (Sub Topic 350-40) –Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  ASU 2015-05 provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract.ASU 2015-05 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments are effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. An entity can elect to adopt the amendments either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted for all entities. The Company is currently evaluating the impact of adopting this new guidance on our condensed financial statements.

6.	Commitments and Contingencies

The Company has several non-cancelable operating leases, primarily for general office space, that expire over the next three years.  The Company has no capital leases at this time. Future minimum lease payments under these leases are as follows:

Year Ending March 31,	Operating Leases
2016	95
2017	129
2018	54
Total minimum lease payments	$278

Index
Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to continuing operations, net of sublease income was $32 and $31, during the three months ended June 30, 2015 and 2014, respectively.

7.	Subsequent Events:

On July 13, 2015, the Company made its first payment of principal ($167) and unpaid accrued interest ($41) on the CollabrRx acquisition promissory notes payable.

On July 17, 2015 the Company filed an S-4 registration statement. The statement contained a preliminary joint proxy statement/prospectus for the plan of merger between CollabRx, Inc. and Medytox Solutions, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Amounts in thousands)

Special Note Regarding Forward Looking Statements

Information contained or incorporated by reference in this report contains forward-looking statements.  These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify forward-looking statements by the use of forward-looking terminology such as “may,”“will,”“expect,”“anticipate,”“estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology which constitutes projected financial information.  These forward-looking statements are subject to risks, uncertainties and assumptions about the Company including, but not limited to, industry conditions, economic conditions and acceptance of new technologies.  For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A.—Risk Factors“and the “Liquidity and Capital Resources“ section set forth in this section and such other risks and uncertainties as set forth below in this report or detailed in our other SEC reports and filings. We assume no obligation to update forward-looking statements.

The Company

Corporate Information

CollabRx, Inc., a Delaware corporation (“CollabRx,” the “Company” or “we,” “us,” and “our”), is the renamed Tegal Corporation, (“Tegal”), which acquired a private company of the same name on July 12, 2012.  Following approval by its stockholders on September 25, 2012, Tegal amended its charter and changed its name to “CollabRx, Inc.” (the “Name Change”).

Tegal was formed in December 1989 to acquire the operations of the former Tegal Corporation, a division of Motorola, Inc.Tegal’spredecessor company was founded in 1972 and acquired by Motorola, Inc. in 1978. Tegal completed its initial public offering in October 1995.

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

Our “Genetic Variant Annotation™” or “GVA” is a service offered to diagnostic testing laboratories, including academic medical centers and commercial laboratories.  Our lab customers provide us with a test result, usually in the form of an electronic file that represents the results of a genomic test, typically from a “Next Generation Sequencing” (“NGS”),micro-array or similar testing platform.  The test results provided to us contain no patient-identifiable information.  The Company analyzes the test results for the purpose of identifying those alterations which the Company has annotated in advance as being “actionable” (i.e., related to a therapeutic strategy).  The Company provides the testing lab with a report, incorporating specific information regarding identified biomarkers and associated therapeutic strategies for each, along with relevant drugs and clinical trials, to a level and in a format that The Company has agreed in advance with our customer.  The Company is compensated for this service either on a per-test or on a volume-adjusted subscription basis.   This service is not available to the public and is not available on our website.

Our Therapy Finder® products are a series of cancer-specific, web-based and mobile apps which are accessed by physicians and patients, usually in the physician’s office.  After indicating a number of pre-set options related to stage of cancer, histopathology, prior treatments and presence of biomarkers on an input page, the physician is presented with a results page which explains the role of the biomarker, identifies a possible therapeutic strategy for that particular set of inputs, along with tabs associated with searchable lists of relevant drugs and clinical trials. Therapy Finders are an interactive, informational and educational resource for both physicians and patients, and can be used for decision-support.  They neither contain nor store any patient identifiable information.  The advisors associated with the development and updating of each app are prominently featured.  The development and distribution of Therapy Finders is partially supported by sponsorships and advertising revenue.  They are available free of charge on our company website.  Our aim is to make this tool widely available to help community physicians understand the relevance of biomarker testing and the availability of potential therapies for their advanced cancer patients.

Index
The Company redesigned its Therapy Finders so that they could be accessed by physicians using the iOS operating system from Apple, Inc. via an iPhone or an iPad, and have named this mobile application “CancerRx.” CancerRx was co-developed with MedPage Today of Everyday Health, Inc., with the ownership of the application retained by CollabRx. A special feature of CancerRx is a daily oncology newsfeed from MedPage Today, all with real-time over the air updates. The Company launched CancerRx during the first fiscal quarter of fiscal year 2015.

Recently, we undertook a review of the software engineering and the biomedical and scientific basis of the Therapy Finders® and the related CancerRx mobile app in order to determine the feasibility of offering a replacement product that incorporates the breadth of data that we have accumulated since the initial development of those products in 2010, and which is easier to maintain with frequent updates.  We expect to complete that review over the next several months.   While we undertook the review in close collaboration with our on-line media partner, MedPage Today of Everyday Health, Inc., we temporarily suspended all or certain features of these products.  On June 16, 2015, we terminated our exclusive agreement with MedPage Today / Everyday Health, Inc.  We are in the process of updating Therapy Finders and/or developing alternative decision support products for distribution directly by us or in connection with other on-line media partners.  We continue to offer our Therapy Finders on the CollabRx website.

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

The condensed financial statements have been prepared using the going concern basis, which assumes that the Company will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.  The condensed financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”).

Originally founded in 2008, CollabRx has developed clinical advisory networks, expert systems, proprietary tools and processes, and a pipeline of commercial data products and applications (“apps”) for cancer.  CollabRx Therapy Finders™, the Company’s first commercial product, provides sophisticated, credible, personalized, and actionable information to physicians and patients for rapidly determining which medical tests, therapies, and clinical trials may be considered in cancer treatment planning with a specific emphasis on the tumor genetic profile.  CollabRx combined three unique elements to solidify its position in advance of commercialization, namely the creation of a highly specialized knowledge base, specialized software tools and applications and a large network of independent experts.CollabRx’s staff of PhD-level molecular biologists have worked directly on the curation of our oncology-specific knowledge base for over five years and are supported by others on our team who are trained in molecular biology and bioinformatics, along with consultants, contractors and interns.

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

On November 22, 2011, the Company completed a $300 strategic investment in NanoVibronix, Inc., (“NanoVibronix”) a private company that develops medical devices and products that implement its proprietary therapeutic ultrasound technology which may be utilized for a variety of medical applications requiring low cost therapeutic ultrasound qualities. NanoVibronix is focused on creating products utilizing its unique, patented approach which enables the transmission of low-frequency, low-intensity ultrasound surface acoustic waves (“SAWs”) through a variety of soft, flexible materials, including skin and tissue, enabling low-cost, breakthrough devices targeted at large, high-growth markets. The Company’s investment in NanoVibronix was in the form of a convertible promissory note that bears interest at a rate of 10% per year compounded annually, which matured on November 15, 2014.  Our investment was intended to precede a possible merger of the two companies.  However, those discussions were terminated by mutual agreement between the parties and NanoVibronix, Inc. continued to operate as a private company.    NanoVibronix filed a registration statement with the Securities and Exchange Commission in connection with a proposed initial public offering.  In connection with the planned offering, the parties agreed the Convertible Promissory Note will be converted into common stock of NanoVibronix.

On February 9, 2015 NanoVibronix filed a Form 10 with the SEC.  On February 10, 2015, the series B-1 promissory note held by CollabRx was converted into Series B-1 preferred shares. Coincident with the effectiveness of this filing, the Series B-1 preferred shares held by CollabRxwas converted into 204,507 shares of NanoVibronix common stock, representing 8.9% of the 2,289,682 shares of total common shares outstanding as of January 30, 2015.

During the fourth quarter of fiscal year 2015, the Convertible Promissory Note was converted into a cost investment on the Company’s balance sheets at the carrying value of the note upon maturity.  As of March 31, 2015, the Convertible Promissory Note balance was $399, consisting of the original $300 investment and $99 in accrued interest income.   At that time, the Company believed the maturity date value of the Convertible Promissory Note approximated the fair value of the investment as of March 31, 2015, as NanoVibronix did not yet have an effective market price.

In May 2015, NanoVibronix, Inc. became a public company and the Company’s Chief Executive Officer became a member of the NanoVibronix, Inc. Board of Directors.  For the three months ended June 30, 2015, the Company recognized an increase in the estimated fair value of its investment in NanoVibronix, which it holds as long-term marketable securities available-for-sale.  The unrealized gain on this investment for the current period is $419.

The unrealized gain in the current period reflects the share price of NanoVibronix on June 30, 2015. The NanoVibronix ticker symbol is “NAOV”.  While this stock is thinly traded, the share price is our best estimate of the fair value of this investment.

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

Index
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

During the three months ending June 30, 2014 the Company also received $23 from the sale of 7,101 shares through an at-the-market financing facility through Cantor Fitzgerald.

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

CollabRx anticipates using the net proceeds from the offerings for general corporate purposes, including development of its products and services, general and administrative expenses and working capital. In addition to the offerings of 7,132,535 shares of common stock, 186,066 warrants to purchase shares of common stock were issued to Aegis Capital Corporation.  These warrants have an exercise price of $1.25 per share and expire February 25, 2020.  Such securities could potentially dilute earnings per share in future periods. Previously deferred financing expenses incurred to raise equity capital related to financing transactions prior to the completion of the financing, as well as other related expenses incurred in the current period, were recognized in the current period and offset the gross proceeds raised.   Total underwriting discount and financing expenses for both the S-1 and S-3 offerings were $1,035.

The Company continues to incur recurring losses from operations.  Even though the Company has entered into the aforementioned agreement with Medytox, it must still prove its ability to generate sufficient levels of cash from its operations.

Critical Accounting Policies and Estimates

The Company prepares the condensed financial statements in conformity with GAAP which requires management to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying condensed financial statements, disclosure of contingent assets and liabilities and related footnotes.  Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgment or estimates include but are not limited to revenue recognition, accounting for stock-based compensation, accounts for receivables and allowance for doubtful accounts and impairment of goodwill and intangible assets.  Actual results may differ from these estimates under different assumptions or conditions.  Critical accounting policies are defined as those that are required for management to make estimates, judgments and assumptions giving due consideration to materiality, in certain circumstances that affect amounts reported in the condensed financial statements, and potentially result in materially different results under different conditions and assumptions.  The Company based these estimates and assumptions on historical experience and  evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates.  During the three months ended June 30, 2015, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2015 Annual Report on Form 10-K.

Index
Results of Operations

The following table sets forth certain financial items for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014

Revenue	$108	$64
Cost of revenue	26	18
Gross profit	82	46
Operating expenses:
Engineering	549	542
Research and development	21	50
Sales and marketing	110	80
General and administrative	753	644
Total operating expenses	1,433	1,316
Operating loss	(1,351)	(1,270)
Other income (expense)	(7)	7
Loss before income tax benefit	(1,358)	(1,263)
Income tax benefit	(13)	(15)
Net loss	(1,345)	(1,248)
Other comprehensive income	419	--
Comprehensive loss	$(926)	$(1,248)

Net loss per share
Basic and diluted	$(0.13)	$(0.61)

Weighted-average shares used in per share computation:
Basic and diluted	10,485	2,032

Revenue

Revenue for the three month period ended June 30, 2015increased by $44 compared to the three month period ended June 30, 2014.   Revenues in fiscal 2014 were derived primarily from the Company’s first multiple-element arrangement with a strategic customer.  This arrangement began in fiscal year 2013 and expired in fiscal year 2014.  Revenues in fiscal 2015 were derived from multiple customer SaaS service agreements, a royalty agreement, advertising revenues and testing fees.

Revenue for the three month period ended June 30, 2014 decreased by $206 compared to the three month period ended June 30, 2013.  The Company began fiscal year 2014 with its first multiple-element arrangement with a strategic customer.  The Company did not have a similar revenue stream beginning in fiscal year 2015.

As a percentage of total revenue for each of the three months ended June 30, 2015 and 2014, international sales were an immaterial portion of total revenues.

Index
Gross Profit

Gross profit for the three months ended June 30, 2015increased by $36 compared to the three months ended June 30, 2014.  Our gross profit reflects the amortization of the Company’s product specific software, which was included in the CollabRx acquisition.  Any engineering expenses related to revenue are also included in cost of revenue.  For the three months ended June 30, 2015 there was no additional engineering expenses included in cost of revenue.

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

Our gross margin for the three months ended June 30, 2015 was 75.9%.  Our gross margin for the three months ended June 30, 2014was 71.9%.  These periods included revenue solely derived from our genomics based information products.  The amortization of acquired software is included in cost of goods.

Engineering

Engineering expenses consist primarily of salaries.  The increase in Engineering expense of $7 for the three months ended June 30, 2015, compared to the same period in 2014, reflected higher salary and recruiting expenses offset by lower stock compensation expense and a reduced level of effort focused on existing products than on products that had not yet been offered for sale.  The increase in Engineering expense of $310 for the three months ended June 30, 2014, compared to the same period in 2013 reflected a higher level of effort on existing products than on products that had not yet been offered for sale.

We define “engineering” as those development activities that are related to products, content or services which have been offered for sale or for which we have been paid.  We define “R&D” as those development activities which are not related to products which have been offered for sale or for which we have been paid.

Research and Development

The expenses related to research and development  (“R&D”) are primarily the result of allocations from Engineering.  The efforts of our engineering group include supporting existing product offerings as well as developing future product offerings.  We have segregated these expenses and reported expenses that make up R&D expenses for the three months ended June 30, 2015 and 2014, respectively.

The decrease of R&D expense of $29 for the three month period ended June 30, 2015, compared to the same period in 2014 reflects the focus of development activities on products offered for sale, as opposed to those that may be offered in the future.  Extensions or improvements to the Therapy Finders, CancerRx mobile app and the GVA, along with fee-for-service development activities are all assigned as Engineering expenses rather than R&D.

The reduction of R&D expense of $124 for the three months ended June 30, 2014 compared to the same period in 2013 reflects the focus of development activities on products offered for sale, as opposed to those that may be offered in the future.  The launch of the Genetic Variant Annotation Service in August 2013 and the CancerRx mobile app in May 2014 significantly lowered the amount of effort being devoted to future products.  Extensions or improvements to the Therapy Finders, CancerRx mobile app and the GVA, along with fee-for-service development activities are all now assigned as Engineering expenses rather than R&D.

Sales and Marketing

Sales and marketing expenses consist primarily of employee related expenses.  For the three months ended June 30, 2015, sales and marketing expenses increased by $30, primarily due to the engagement of a strategic marketing consultant. This expense was offset by the unrelated departure of our Vice President of Strategic Business Development at the end of April 2015.  The Company expects to fill this position later in the fiscal year.

The change in sales and marketing expense of $13for the three months ended June 30, 2014, compared to the same period in 2013resulted primarily from increased expenses for increased conference attendance.

Index
General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities.  The increase in general and administrative expenses of $109 for the three month period ended June 30, 2015, compared to the same period in 2014 was due primarily to increases in an employee bonus for a key employee, and legal expenses which were offset by decreases in consulting, Delaware franchise taxes and stock related compensation expenses.  The increase in legal expenses is due to merger related activities.  The increase in general and administrative expenses of $156 for the three month period ended June 30, 2014,compared to the same period in 2013 was due primarily to higher expenses related to investor relations and presentations, as well as higher expenses for director compensation and franchise taxes.

Intangible Asset Impairment

For the three months ended June 30, 2015 and 2014, respectively, no impairment of intangible assets was recognized.

However, the Company did determine that a portion of the net book value at the end of the twelve months ended March 31, 2015 of the developed technology software product and customer relationship acquired in the original CollabRx, Inc. merger should be impaired.  The Company then recognized a total of $571 in impairment charges, which included $415 for developed technology and $156 for customer relationships. No impairment charges for intangible assets were recorded for the fiscal year ended 2014.

Other Income (Expense), net

Other income (expense), net consists of the interest earned on our NanoVibronix investment, and the interest accrued on our note payable.  With the conversion of the NanoVibronix promissory note into equity, the Company no longer recognizes any related interest due.  The Other income expense for the three months ended June 30, 2015 is solely interest expense on our note payable.  The change in Other income (expense) in fiscal year 2014 to fiscal year 2013 was flat.

The change in the estimated fair value of our converted NanoVibronix investment is included in other comprehensive income.

Income Taxes

As a result of the acquisition of CollabRx by stock purchase, the Company had no tax basis in the intangible assets acquired.  The Company recognized $23 in each of the three month periods ended June 30, 2015 and 2014, respectively in tax benefit as a result of this difference.

Due to our net loss and the aforementioned valuation allowance on the resulting deferred tax asset, the Company recognized no federal or state income taxes in our condensed statements of operations for the three months ended June 30, 2015 and 2014, respectively.

The Company did however recognize $10 for city taxes and the annual minimum amount due for state income taxes in the three months ended June 30, 2015 and $5 in city taxes and the state’s annual minimum amount due for state income taxes in the three month period ended June 30, 2014.

During the three months ended June 30, 2015 and 2014, respectively, there was $0 of income tax expense or benefit for federal and state income taxes respectively reflected in our condensed statements of operations.  Both federal and state income taxes due reflected our net loss and a valuation allowance on the resulting deferred tax asset.

The increase in other expense fiscal year 2015 is primarily related to municipal payroll taxes.

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

Index
Other Comprehensive income

We recognize our investment in NanoVibronix as long-term marketable securities available-for-sale.  The Company recognized a $419 unrealized gain on these securities in the three months ended June 30, 2015.  The unrealized gain reflects the share price of NanoVibronix on June 30, 2015. The NanoVibronix ticker symbol is “NAOV”.  While this stock is thinly traded, the share price is our best estimate of the fair value of this investment.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2015, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years
Promissory note payable	$500	$167	$333	$-
Interest due on convertible promissory note payable	71	41	30	-
Non-cancelable operating lease obligations	278	127	151	-
Total contractual cash obligations	$849	$335	$514	$-

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to continuing operations was $32 and $31 for the three month periods ended June 30, 2015 and 2014, respectively.  The Company has no sublease income for the periods presented.

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

Liquidity and Capital Resources

For the three months ended June 30, 2015 and2014, respectively, the Company financed its operations from existing cash on hand and the net proceeds raised from separate underwritten public offerings which closed on June 25, 2014, February 25, 2015 and March 3, 2015.  Net cash used in operating activities during the three months ended June 30, 2015 was $1,422.  The primary changes in our cash flow statement for the three months ended June 30, 2015 compared to the corresponding period in the prior fiscal year were due to our net loss of $1,345, partially offset by changes in stock-based compensation, amortization of intangibles, and changes in accounts payable and accrued expenses.  Net cash used in operating activities during the three months ended June 30, 2014 was $733, due primarily to our net loss of $1,248, offset by changes in account payable and accrued expenses and a reclassification of financing expenses from prepaid assets to net against the proceeds of the Company’s recent round of new financing and stock-based compensation.

The condensed financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. The Company incurred net comprehensive losses of $926for the three months ended June 30, 2015. The Company’s existing cash and cash equivalents are adequate to fund the Company’s operations requirements and obligations through the third quarter of its fiscal year 2017.

Net cash used in investing activities totaled ($15) and ($13), in the three months ended June 30, 2015 and 2014, respectively.  Cash used in fiscal years 2015 and 2016 was related to the acquisition of computer equipment and furniture.

Net cash provided by financing activities totaled $0 and $1,384 for the three months ended June 30, 2015 and 2014, respectively.

During the three months ending June 30, 2014 the Company also received $23 from the sale of 7,101 shares through an at-the-market financing facility through Cantor Fitzgerald.

On February 25, 2015, the Company closed an underwritten public offering through an S-1 filing of 4,416,000 shares of its common stock offered at a public offering price of $1.25 per share. Gross proceeds to CollabRx from this offering were $5,520 before deducting the underwriting discount and other estimated offering expenses payable by CollabRx.   The Company followed the S-1 offering with an underwritten public offering through an S-3 filing of 2,716,535 shares of its common stock which closed on March 3, 2015 at a public offering price of $1.27 per share.  Gross proceeds to CollabRx from this follow up offering were $3,450 before deducting the underwriting discount and other estimated offering expenses payable by CollabRx.

Index
Aegis Capital Corporation acted as the sole book-running manager for both offerings.  In addition to the offering of a total of 7,132,535 shares of common stock through its recent S-1 and S-3 filings, shareholders were offered 4,416,000 warrants to purchase shares of common stock in connection with the February 25, 2015 offering.  These warrants have an exercise price of $1.18 per share.  In addition 186,066 warrants to purchase shares of common stock were issued in connection with this offering, and were sold to Aegis Capital Corporation for one hundred dollars.  These warrants have an exercise price of $1.25 per share and expire February 25, 2020.  Such securities could potentially dilute earnings per share in future periods. Previously deferred financing expenses incurred to raise equity capital related to financing transactions prior to the completion of the financing, as well as other related expenses incurred in the current period, were recognized in the current period and offset the gross proceeds raised.   Total underwriting discount and financing expenses for both the S-1 and S-3 offerings were $1,035.   As of June 30, 2015, 160,000 warrants have been exercised and are included in the number of shares outstanding.

CollabRx anticipates using the net proceeds from the offerings for general corporate purposes, including development of its products and services, general and administrative expenses and working capital. The audited consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  The Company continues to incur recurring losses from operations.  We believe that our existing cash and cash equivalents will be adequate to fund the Company’s operations requirements and obligations through the second quarter of fiscal year 2017.

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

Foreign Currency Exchange Risk

As of June 30, 2015and 2014, respectively, all of the Company’s cash equivalents were held in the form of money market funds denominated in U.S. dollars in the condensed balance sheet.  Changes in the exchange rate between other currencies and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.As of June 30, 2015, the investment balance of $818, included in the condensed balance sheets, is considered Level 2 and is remeasured on a recurring basis.  The value of money market funds was immaterial at June 30, 2015.

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

Evaluation of Disclosure Controls and Procedures

As of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on the evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of June 30, 2015, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We wish to caution you that there are risks and uncertainties that could affect our business. A description of the risk factors associated with our business that you should consider when evaluating our business is included under “Risk Factors” contained in Item 1A. of our Annual Report on Form10-K for the year ended March 31, 2015.  In addition to those factors and to other information in this Form 10-Q, the following updates to the risk factors should be considered carefully when evaluating the Company or our business.

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

We had net comprehensive losses of $926, $5,164, and $3,314 for the three months ended June 30, 2015 and the fiscal years ended March 31, 2015 and 2014, respectively. We used cash flows from operations of $1,422, $3,565 and $2,431 in these respective periods.  As of June 30, 2015, we had cash and cash equivalents of $6,084.  We expect to continue to sustain losses for the foreseeable future, which may decrease the price of our common stock.

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

Index
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

Index
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

Index
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

Index
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

On June 2, 2015, we were notified by the Nasdaq that the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), we have180 calendar days, or until November 29, 2015, to regain compliance.  If at any time before November 29, 2015, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with the Rule.  If we do not regain compliance by November 29, 2015, an additional 180 days will be granted to regain compliance, so long as we meet The Nasdaq Capital Market initial listing criteria (except for the bid price requirement).

Index
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

The closing price of our common stock on The NASDAQ Capital Market has ranged from a high of $3.33to a low of$0.55 from April 1, 2014 through June 30, 2015. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

Index
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
Date: August 14, 2015