Form 10-Q
period 2015-09-30
CollabRx, Inc.
filed 2015-10-27
CIK 931059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑
As of October 20, 2015, there were 10,487,373 shares of the Registrant’s common stock outstanding.

COLLABRX, INC.

Index
PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

COLLABRX, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	September 30, 2015	March 31 2015 *
ASSETS
Current assets:
Cash and cash equivalents	$5,003	$7,521
Accounts receivable	40	88
Prepaid expenses and other current assets	108	91
Total current assets	5,151	7,700
Property and equipment, net	97	106
Intangible assets, net	398	501
Goodwill	603	603
Investments	859	399
Total assets	$7,108	$9,309
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$289	$529
Promissory notes payable and interest, current	170	208
Deferred revenue	144	104
Total current liabilities	603	841
Deferred tax liability	155	195
Promissory notes payable	167	325
Other long-term liabilities	11	12
Total liabilities	936	1,373

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,487,373 and 10,469,120 shares issued and outstanding as of September 30, and March 31, 2015, respectively	105	105
Additional paid-in capital	141,161	141,084
Accumulated other comprehensive income	460	-
Accumulated deficit	(135,554)	(133,253)
Total stockholders’ equity	6,172	7,936
Total liabilities and stockholders’ equity	$7,108	$9,309

*   Derived from the Company’s audited financial statements.
See accompanying notes to condensed financial statements.

Index
COLLABRX, INC.
CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Revenue	$116	$176	$224	$240
Cost of revenue	26	18	52	36
Gross profit	90	158	172	204
Operating expenses:
Engineering	521	539	1,070	1,081
Research and development	-	32	21	82
Sales and marketing	59	73	169	153
General and administrative	474	553	1,227	1,197
Total operating expenses	1,054	1,197	2,487	2,513
Operating loss	(964)	(1,039)	(2,315)	(2,309)
Other income (expense)	(3)	2	(10)	9
Loss before income tax benefit	(967)	(1,037)	(2,325)	(2,300)
Income tax benefit	(11)	(21)	(24)	(36)
Net loss	(956)	(1,016)	(2,301)	(2,264)
Other comprehensive income	41	--	460	--
Comprehensive loss	(915)	$(1,016)	$(1,841)	$(2,264)

Net loss per share
Basic and diluted	$(0.09)	$(0.35)	$(0.22)	$(1.01)

Weighted-average shares used in per share computation:
Basic and diluted	10,487	2,929	10,478	2,245

See accompanying notes to condensed financial statements.

Index
COLLABRX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,301)	$(2,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	68	253
Depreciation	21	20
Loss on disposal of property and equipment	4	--
Amortization of intangible assets	103	104
Accrued interest on convertible note receivable	--	(17)
Deferred taxes	(40)	(41)
Accrued interest on promissory note payable	(29)	8
Changes in operating assets and liabilities:
Accounts receivable	48	75
Prepaid expenses and other current assets	(17)	88
Deferred financing costs	--	132
Accounts payable and accrued expenses	(232)	13
Deferred revenue	40	(15)
Current assets and liabilities from discontinued operations, net	-	(5)
Net cash used in operating activities	(2,335)	(1,649)
Cash flows from investing activities:
Acquisition of property and equipment	(16)	(17)
Net cash used in investing activities	(16)	(17)
Cash flows from financing activities:
Payment on promissory note payable	(167)	--
Proceeds from at-the-market facility	--	23
Proceeds from sale of common stock, net of expenses of $480	--	1,347
Net cash provided by financing activities	(167)	1,370
Net cash decrease in cash and cash equivalents	(2,518)	(296)
Cash and cash equivalents, beginning	7,521	1,430
Cash and cash equivalents, ending	$5,003	$1,134

Supplemental disclosure of non-cash activities:
Unrealized gain on available-for-sale investments	$460	$--
Interest Paid	$41	$--
Over accrued financing costs	$9	$--

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

The Company’s condensed financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  The Company incurred net losses of $2,301 and $2,264 for the six months ended September 30, 2015 and 2014, respectively.  The Company used $2,335 and $1,649 of cash in operating activities for the six months ended September 30, 2015 and 2014, respectively.  The Company’s existing cash and cash equivalents are adequate to fund the Company’s operations requirements and obligations through the second quarter of its fiscal year 2017.

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

Index
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

The Company continues to incur recurring losses from operations.  Even though the Company has entered into the aforementioned agreement with Medytox, it must still prove its ability to generate sufficient levels of cash from its operations.  Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our research and development efforts and expansion into other markets, and merger with Medytox.

Basis of Presentation

In the opinion of management, the unaudited condensed financial statements have been prepared on the same basis as the March 31, 2015 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the financial statements in accordance with GAAP.  The accompanying condensed financial statements contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed on June 26, 2015.  The results of operations for the three and six months ended September 30, 2015 are not necessarily indicative of results to be expected for the entire year.

Comprehensive Income (loss)

Comprehensive income (loss) is defined as the change in equity of the Company during the period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and other distributions to owners.   For the three and six months ended September 30, 2015, the Company recognized an increase in the estimated fair value of its investment in NanoVibronix, which it holds as long term investments available-for-sale.  The unrealized gain on this investment for the current three and six month periods are $41 and $460, respectively.  For the three and six months ended September 30, 2014, the Company had no items of other comprehensive income (loss).  Therefore the net loss in the prior period equaled the comprehensive loss for the three and six months ended September 30, 2014.

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

For the three months ended September 30, 2015, four customers accounted for 31.7%, 20.5%, 15.5% and 12.3%, respectively, of the Company’s revenue.  For the six months ended September 30, 2015, four customers accounted for 25.4%, 21.7%, 13.0% and 12.5%, respectively, of the Company’s revenue.

For the three months ended September 30, 2014, three customers accounted for 28.4%, 28.4% and 14.2%, respectively, of the Company’s revenue.  For the six months ended September 30, 2014, four customers accounted for 20.9%, 20.9%, 17.4% and 10.4%, respectively, of the Company’s revenue.

As of September 30, 2015, one customer accounted for 98.0% of the balance in accounts receivable.  Two customers accounted for 92.1% of the balance in accounts receivable as of September 30, 2014.    As of March 31, 2015, three customers accounted for 95% of our trade accounts receivable balance.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments having a maturity of three months or less on the date of purchase to be cash equivalents.

As of September 30, 2015 and March 31, 2015, all of the Company’s cash equivalents are included as Level 1 assets on the fair value hierarchy, and were held in the form of money market funds in the condensed balance sheets.

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

Index
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

In May 2015, NanoVibronix, Inc. became a public company and the Company’s Chief Executive Officer became a member of the NanoVibronix, Inc. Board of Directors.  For the three and six months ended September 30, 2015, the Company recognized an increase in the estimated fair value of its investment in NanoVibronix, which it holds as long-term investments available for sale.  The unrealized gain on this investment for the three months ended September 30, 2015 is $41.  For the six months ended September 30, 2015, the unrealized gain on this investment is $460. For the three and six months ended June 30, 2014, the Company had no items of other comprehensive income (loss).  Therefore the net loss in the prior period equaled the comprehensive loss for the three and six months ended September 30, 2014.

The unrealized gain in the six months ended September 30, 2015 reflects the share price of NanoVibronix on September 30, 2015 in excess of its cost basis. The NanoVibronix ticker symbol is “NAOV”.  While this stock is thinly traded, the share price is our best estimate of the fair value of this investment.

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

Accounts Receivable – Allowance for Sales Returns and Doubtful Accounts

As September 30, 2015 and March 31, 2015, respectively, the Company had zero reserves for potential credit losses as such risk was determined to be insignificant.  The Company does not currently maintain an allowance for doubtful accounts receivable for potential estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company believes no such reserve is currently required.  The Company had zero write-offs during the periods presented.  The Company reviews the estimated risk of current customers’ inability to make payments on a quarterly basis to determine if any amount is uncollectible.

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

Fair Value Measurements

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the Company considers what assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.   The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.  The Company’s financial instruments consist primarily of liquid cash accounts denominated in U.S. dollars.  As of September 30, 2015, the investment balance of $859 included in the condensed balance sheets is considered Level 2 and is re-measured on a recurring basis.  The value of money market funds was immaterial at September 30, 2015.

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

Index
With the acquisition of CollabRx, the Company acquired software, trade names, customer relationships, non-compete agreements and goodwill.  The lives of the acquired intangible assets range from three to ten years.  Intangible assets, except for trade names and goodwill, are amortized on a straight-line basis.  Intangible assets related to trade names and goodwill are not amortized.  The Company tests goodwill for impairment annually during the fourth quarter of each fiscal year.  The fair values of these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable.  No impairment charges for intangible assets or goodwill were recorded for the three and six months ended September 30, 2015 and 2014, respectively.  The Company recognized $43 and $52 of amortization expense for the three month periods ended September 30, 2015 and 2014, respectively.   The amortization expense included in cost of revenue is related to the acquired software and is amortized on a straight-line basis over the updated expected life of the asset.

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

Total stock-based compensation related to stock options and restricted stock units (“RSUs”) for the three and six months ended September 30, 2015 was $32 and $68, respectively.  Total stock-based compensation related to stock options and restricted stock units (“RSUs”) for the three and six months ended September 30, 2014 was $160 and $253, respectively.

The Company utilized the following valuation assumptions to estimate the fair value of options that were granted during the three month periods ended September 30, 2015 and 2014, respectively.  There were no options granted during the three months ended September 30, 2015.

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Expected life (years)	n/a	6.0	n/a	6.0
Volatility	n/a	143.1% -148.5%	n/a	143.1% -151.7%
Risk-free interest rate	n/a	1.63% -1.75%	n/a	1.63% -1.75%
Dividend yield	n/a	0%	n/a	0%
Forfeiture rate	n/a	10%	n/a	10%

The Company’s ESPP plan expired in the prior fiscal year.  No ESPP awards were made in the three or six month period ended September 30, 2015 nor are any future ESPP awards expected to be made.  Prior ESPP awards were valued using the Black-Scholes option pricing model with expected volatility calculated using a six-month historical volatility.

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

Index
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

During the six months ended September 30, 2015, the Company granted no options either to any current employees or to any current members of the Board of Directors.

Stock Options

A summary of the stock option activity during the six months ended September 30, 2015 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Beginning outstanding, March 31, 2015	665,058	$4.79	7.80	$67,951
Granted	--	-
Forfeited	(49,938)	2.54
Expired	(28,061)	20.28

Ending outstanding, September 30, 2015	587,059	$4.24	7.38	$-
Ending vested and expected to vest	586,935	$4.24	7.38	$-
Ending exercisable	304,380	$6.74	6.01	$-

The aggregate intrinsic value of stock options outstanding as of September 30, 2015 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock as of September 30, 2015.

Index
The following table summarizes information with respect to stock options outstanding as of September 30, 2015:

Range of Exercise Prices		Number Outstanding As of Sept. 30, 2015	Weighted- Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable As of Sept. 30, 2015	Weighted- Average Exercise Price As of Sept. 30, 2015
$0.75	$1.50	206,679	9.17	$0.80	20,000	$1.28
1.99	3.22	159,067	8.59	2.54	87,317	2.36
3.35	6.00	138,997	6.22	3.91	114,747	3.90
11.70	17.80	46,191	3.09	12.03	46,191	12.03
21.00	34.20	36,125	1.79	22.64	36,125	22.63
		587,059	7.38	$4.24	304,380	$6.74

As of September 30, 2015, there was $164 of total unrecognized compensation cost related to outstanding options which the Company expects to recognize over an estimated weighted average period of 1.22 years.

Restricted Stock Units

The Company had no activity related to unvested RSUs in the six month period ended September 30, 2015.

Unvested Restricted Stock as of September 30, 2015

As of September 30, 2015, there was no amount of total unrecognized compensation cost related to outstanding RSUs.  All related expenses were previously recognized.

In the six months ending September 30, 2015, the Company did not grant any RSUs, and as of September 30, 2015 some 23,921 RSUs are outstanding.

2.	Earnings Per Share (EPS):

Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS uses the average market prices during the period.

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding.

The following table represents the calculation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net loss	$(956)	$(1,016)	$(2,301)	$(2,264)
Basic and diluted:
Weighted-average common shares outstanding	10,487	2,929	10,478	2,245
Weighted-average common shares used in per share computation	10,487	2,929	10,478	2,245

Net loss per share
Basic and diluted	$(0.09)	$(0.35)	$(0.22)	$(1.01)

Index
The following shares of common stock equivalents were excluded from the computation of diluted earnings per share for the three and six months ended September 30, 2015 and 2014 because including them would have been anti-dilutive.

	Sept 30, 2015	Sept 30, 2014

Outstanding Options	587,059	492,147
Outstanding RSUs	23,921	242,971
	610,980	735,118

Warrants - Sequel	-	92,888
Warrants S-3 (June 2014)	27,405	27,405
Warrants - S-1	4,256,000	-
Warrants - underwriters	186,066	-
Shares Excluded from EPS calculation	5,080,451	855,411

The weighted-average exercise price per share of the excluded outstanding options and deferred RSUs was $6.50 and $6.70 on September 30, 2015 and 2014, respectively.

At September 30, 2015, the Company had the following warrants outstanding to purchase the Company’s stock:

Issue Date	Outstanding Warrants	Exercise Price	Maturity Date

6/24/2014	27,405	$2.50	6/24/2020
2/25/2015	4,256,000	$1.18	2/25/2020
2/25/2015	115,200	$1.56	2/18/2020
3/2/2015	70,866	$1.59	2/25/2020
	4,469,471

3.	Financial Instruments:

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, convertible promissory note, notes receivable, accrued expenses, promissory note payable and other liabilities approximates fair value due to their relatively short maturity. The Company currently has only minimal sales in global markets and is not exposed to changes in foreign currency exchange rates.  The Company does not hold derivative financial instruments for speculative purposes.  Foreign currency transaction gains and (losses), if any, are included in other income (expense), and were $0 for the three and six month periods ended September 30, 2015 and 2014.  On September 30, 2015, the Company had no open foreign exchange contracts to sell Euros or any other foreign currencies.

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

Index
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

In April 2015, the FASB issued ASU 2015-05, Intangibles Goodwill and Other – Internal Use Software (Sub Topic 350-40) –Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  ASU 2015-05 provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract.  ASU 2015-05 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments are effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. An entity can elect to adopt the amendments either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted for all entities. The Company is currently evaluating the impact of adopting this new guidance on our condensed financial statements.

6.	Commitments and Contingencies

The Company has several non-cancelable operating leases, primarily for general office space, that expire over the next three years.  The Company has no capital leases at this time. Future minimum lease payments under these leases are as follows:

Year Ending March 31,	Operating Leases
2016	63
2017	129
2018	54
Total minimum lease payments	$246

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to continuing operations, net of sublease income was $32 and $62 during the three and six months ended September 30, 2015, respectively.  Rent expense for operating leases, net of sublease income, was $33 and $65 during the three and six months ended September 30, 2014, respectively.

Index
7.	Subsequent Events:

The Company has evaluated subsequent events through the date the financial statements were issued and filed with SEC.  The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Amounts in thousands)

Special Note Regarding Forward Looking Statements

Information contained or incorporated by reference in this report contains forward-looking statements.  These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify forward-looking statements by the use of forward-looking terminology such as “may,”“will,”“expect,”“anticipate,”“estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology which constitutes projected financial information.  These forward-looking statements are subject to risks, uncertainties and assumptions about the Company including, but not limited to, industry conditions, economic conditions and acceptance of new technologies.  For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see “Part II, Item 1A.—Risk Factors “and the “Liquidity and Capital Resources“ section set forth in this section and such other risks and uncertainties as set forth below in this report or detailed in our other SEC reports and filings. We assume no obligation to update forward-looking statements.

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

Originally founded in 2008, CollabRx has developed clinical advisory networks, expert systems, proprietary tools and processes, and a pipeline of commercial data products and applications (“apps”) for cancer.  CollabRx Therapy Finders™, the Company’s first commercial product, provides sophisticated, credible, personalized, and actionable information to physicians and patients for rapidly determining which medical tests, therapies, and clinical trials may be considered in cancer treatment planning with a specific emphasis on the tumor genetic profile.  CollabRx combined three unique elements to solidify its position in advance of commercialization, namely the creation of a highly specialized knowledge base, specialized software tools and applications and a large network of independent experts.  CollabRx’s staff of PhD-level molecular biologists has worked directly on the curation of our oncology-specific knowledge base for over five years and is supported by others on our team who are trained in molecular biology and bioinformatics, along with consultants, contractors and interns.

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

In May 2015, NanoVibronix, Inc. became a public company and the Company’s Chief Executive Officer became a member of the NanoVibronix, Inc. Board of Directors.  For the three and six months ended September 30, 2015, the Company recognized an increase in the estimated fair value of its investment in NanoVibronix, which it holds as long-term investments  available-for-sale.  The unrealized gain on this investment for the current three month period is $41. For the six months ended September 30, 2015, the unrealized gain on this investment is $460. For the three and six months ended June 30, 2014, the Company had no items of other comprehensive income (loss).  Therefore the net loss in the prior period equaled the comprehensive loss for the three and six months ended June 30, 2014.

The unrealized gain for the six months ended September 30, 2015 reflects the share price of NanoVibronix on September 30, 2015 in excess of its cost basis. The NanoVibronix ticker symbol is “NAOV”.  While this stock is thinly traded, the share price is our best estimate of the fair value of this investment.

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

During the six months ended September 30, 2014, the Company also received $23 from the sale of 7,101 shares through an at-the-market financing facility through Cantor Fitzgerald.

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

CollabRx anticipates using the net proceeds from the offerings for general corporate purposes, including development of its products and services, general and administrative expenses and working capital. In addition to the offerings of 7,132,535 shares of common stock, 186,066 warrants to purchase shares of common stock were issued to Aegis Capital Corporation.  These warrants have an exercise price of $1.25 per share and expire February 25, 2020.  Such securities could potentially dilute earnings per share in future periods.  Previously deferred financing expenses incurred to raise equity capital related to financing transactions prior to the completion of the financing, as well as other related expenses incurred prior to the closing date of the public offerings in the prior fiscal year, were recognized at the closing date of the public offerings in the prior fiscal year and offset the gross proceeds raised.   Total underwriting discount and financing expenses for both the S-1 and S-3 offerings were $1,035.

The Company continues to incur recurring losses from operations.  Even though the Company has entered into the aforementioned agreement with Medytox, it must still prove its ability to generate sufficient levels of cash from its operations.

Critical Accounting Policies and Estimates

The Company prepares the condensed financial statements in conformity with GAAP which requires management to make certain estimates, judgments and assumptions that affect the reported amounts in the accompanying condensed financial statements, disclosure of contingent assets and liabilities and related footnotes.  Accounting and disclosure decisions with respect to material transactions that are subject to significant management judgment or estimates include but are not limited to revenue recognition, accounting for stock-based compensation, accounts for receivables and allowance for doubtful accounts and impairment of goodwill and intangible assets.  Actual results may differ from these estimates under different assumptions or conditions.  Critical accounting policies are defined as those that are required for management to make estimates, judgments and assumptions giving due consideration to materiality, in certain circumstances that affect amounts reported in the condensed financial statements, and potentially result in materially different results under different conditions and assumptions.  The Company based these estimates and assumptions on historical experience and evaluate them on an on-going basis to help ensure they remain reasonable under current conditions.  Actual results could differ from those estimates.  During the three and six months ended September 30, 2015, there were no significant changes to the critical accounting policies and estimates discussed in the Company’s 2015 Annual Report on Form 10-K.

Index
Results of Operations

The following table sets forth certain financial items for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Revenue	$116	$176	$224	$240
Cost of revenue	26	18	52	36
Gross profit	90	158	172	204
Operating expenses:
Engineering	521	539	1,070	1,081
Research and development	--	32	21	82
Sales and marketing	59	73	169	153
General and administrative	474	553	1,227	1,197
Total operating expenses	1,054	1,197	2,487	2,513
Operating loss	(964)	(1,039)	(2,315)	(2,309)
Other income (expense)	(3)	2	(10)	9
Loss before income tax benefit	(967)	(1,037)	(2,325)	(2,300)
Income tax benefit	(11)	(21)	(24)	(36)
Loss from continuing operations	(956)	(1,016)	(2,301)	(2,264)
Other comprehensive income	41	--	460	--
Comprehensive loss	$(915)	$(1,016)	$(1,841)	$(2,264)

Net loss per share
Basic and diluted	$(0.09)	$(0.35)	$(0.22)	$(1.01)

Weighted-average shares used in per share computation:
Basic and diluted	10,487	2,929	10,478	2,245

Revenue

Revenue for the three month period ended September 30, 2015 decreased by $60 compared to the three month period ended September 30, 2014.   Revenue for the six month period ended September 30, 2015 decreased by $16 compared to the six month period ended September 30, 2014.   Revenues in fiscal 2014 were derived primarily from the Company’s first multiple-element arrangement with a strategic customer.  This arrangement began in fiscal year 2013 and expired in fiscal year 2014.  Revenues in fiscal 2015 and fiscal 2016 were derived from multiple customer SaaS service agreements, a royalty agreement, advertising revenues and testing fees.

As a percentage of total revenue for each of the three and six months ended September 30, 2015 and 2014, international sales were an immaterial portion of total revenues.  As a percentage of total revenue for the three and six months ended September 30, 2013, international sales were 0%.

Gross Profit

Gross profit for the three and six months ended September 30, 2015 decreased by $68 and $32 compared to the three and six months ended September 30, 2014.  Our gross profit reflects the amortization of the Company’s product specific software, which was included in the CollabRx acquisition.  Any engineering expenses related to revenue are also included in cost of revenue.  For the three and six months ended September 30, 2015 there was no additional engineering expenses included in cost of revenue.

Index
Our gross margin for the three and six months ended September 30, 2015 was 77.6% and 76.8%, respectively.  Our gross margin for the three and six months ended September 30, 2014 was 89.8% and 85.0%, respectively.  These periods included revenue solely derived from our genomics based information products.  The amortization of acquired software is included in cost of goods.

Engineering

Engineering expenses consist primarily of salaries.  The decrease in Engineering expense of $18 and $11 for the three and six months ended September 30, 2015, compared to the same period in 2014, reflected lower salary and stock compensation expenses offset by higher recruiting and outside services expenses and a reduced level of effort focused on existing products than on products that had not yet been offered for sale.

We define “engineering” as those development activities that are related to products, content or services which have been offered for sale or for which we have been paid.  We define “R&D” as those development activities which are not related to products which have been offered for sale or for which we have been paid.

Research and Development

The expenses related to research and development (“R&D”) are primarily the result of allocations from Engineering.  The efforts of our engineering group include supporting existing product offerings as well as developing future product offerings.  We have segregated these expenses and reported expenses that make up R&D expenses for the three and six months ended September 30, 2015 and 2014, respectively.

The decrease of R&D expense of $32 and $61 for the three and six months ended September 30, 2015, compared to the same period in 2014 reflects the focus of development activities on products offered for sale, as opposed to those that may be offered in the future.

The launch of the Genetic Variant Annotation Service in August 2013 and the CancerRx mobile app in May2014 significantly lowered the amount of effort being devoted to future products.  Extensions or improvements to the Therapy Finders, CancerRx mobile app and the GVA, along with fee-for-service development activities are all now assigned as Engineering expenses rather than R&D.  The Company has temporarily suspended its development of Therapy Finders.

Sales and Marketing

Sales and marketing expenses consist primarily of employee related expenses.  For the three and six months ended September 30, 2015, sales and marketing expenses decreased by $14 and increased by $16, respectively, primarily due to the engagement of a strategic marketing consultant in the current fiscal year. This expense was offset by the unrelated departure of our Vice President of Strategic Business Development at the end of April 2015.  The Company expects to fill this position later in the fiscal year.

Index
General and Administrative

General and administrative expenses consist of salaries, legal, accounting and related administrative services and expenses associated with general management, finance, information systems, human resources and investor relations activities.  The decrease in general and administrative expenses of $79 for the three month period ended September 30, 2015, compared to the same period in 2014 was due primarily to decreases in outside services, consulting and stock related compensation expenses, partially offset by increases in compensation.  The decrease in expenses reflects the higher merger related activities expenses in the first quarter.

The increase in general and administrative expenses of $30 for the six month period ended September 30, 2015, compared to the same period in 2014 was due primarily to increases in an employee bonus for a key employee, and legal expenses which were offset by decreases in consulting, Delaware franchise taxes and stock related compensation expenses.

Intangible Asset Impairment

For the three and six months ended September 30, 2015 and 2014, respectively, no impairment of intangible assets was recognized.

Other Income (Expense), net

Other income (expense), net consists of the interest earned on our NanoVibronix investment, and the interest accrued on our note payable.  With the conversion of the NanoVibronix promissory note into equity, the Company no longer recognizes any related interest due.  The Other income expense for the three and six months ended September 30, 2015 is solely interest expense on our note payable.

The change in the estimated fair value of our converted NanoVibronix investment is included in other comprehensive income.

Income Taxes

As a result of the acquisition of CollabRx by stock purchase, the Company had no tax basis in the intangible assets acquired.  During the three and six months ended September 30, 2015, the Company recognized $17 and $40 in each period, respectively in tax benefit as a result of this difference.

During the three and six months ended September 30, 2014, the Company recognized $21 and $41 in each period, respectively, in tax benefit as a result of this difference.

Due to our net loss during the three and six months ended September 30, 2015 and 2014, respectively, and the aforementioned valuation allowance on the resulting deferred tax asset, the Company recognized no federal or state income taxes in our condensed statements of operations for the three and six months ended September 30, 2015 and 2014, respectively.   Both federal and state income taxes due reflected our net loss and a valuation allowance on the resulting deferred tax asset.

The Company did however recognize $6 and $16 for city taxes and the annual minimum amount due for state income taxes in the three and six months ended September 30, 2015, respectively.  The increase in other expense fiscal year 2015 is primarily related to municipal payroll taxes.

Index
The Company recognized $5 in city taxes and the state’s annual minimum amount due for state income taxes in the six month period ended September 30, 2014.

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

Other Comprehensive income

We recognize our investment in NanoVibronix as long-term investments available-for-sale.  The Company recognized a $41 and $460 unrealized gain on these securities in the three and six months ended September 30, 2015, respectively.  The unrealized gain reflects the share price of NanoVibronix on September 30, 2015 in excess of its cost basis. The NanoVibronix ticker symbol is “NAOV”.  While this stock is thinly traded, the share price is our best estimate of the fair value of this investment.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2015, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:		Less than
	Total	1 Year	1-3 Years
Promissory note payable	$333	$167	$166
Interest due on convertible promissory note payable	30	20	10
Non-cancelable operating lease obligations	246	127	119
Total contractual cash obligations	$609	$314	$295

Most leases provide for the Company to pay real estate taxes and other maintenance expenses. Rent expense for operating leases related to continuing operations, net of any sublease income, was $30 and $62 during the three and six months ended September 30, 2015, respectively.  Rent expense for operating leases, net of sublease income was $33 and $65 during the three and six months ended September 30, 2014, respectively.

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

Liquidity and Capital Resources

For the six months ended September 30, 2015 and2014, respectively, the Company financed its operations from existing cash on hand and the net proceeds raised from separate underwritten public offerings which closed on June 25, 2014, February 25, 2015 and March 3, 2015.  Net cash used in operating activities during the six months ended September 30, 2015 was $2,335.  The primary changes in our cash flow statement for the six months ended September 30, 2015 compared to the corresponding period in the prior fiscal year were due to our net loss of $2,301 and changes in accounts payable and accrued expenses as well as the first installment payment of principle and accrued interest on the promissory note payable, partially offset by changes in stock-based compensation, and amortization of intangibles.  Net cash used in operating activities during the six months ended September 30, 2014 was $1,649, due primarily to our net loss of $2,264, partially offset by changes in stock compensation expense, amortization of intangibles, deferred financing expenses of the Company’s recent round of new financing and changes in accounts receivable and prepaid expenses.

Index
The condensed financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. The Company incurred comprehensive losses of $1,841 for the six months ended September 30, 2015. The Company’s existing cash and cash equivalents are expected to be adequate to fund the Company’s operations requirements and obligations through the second quarter of its fiscal year 2017.

Net cash used in investing activities totaled ($16) and ($17), in the six months ended September 30, 2015 and 2014, respectively.  Cash used in fiscal years 2015 and 2016 was related to the acquisition of computer equipment and furniture.

Net cash flows from financing activities totaled ($167) and $1,370 for the six months ended September 30, 2015 and 2014, respectively.

On June 25, 2014, the Company closed an underwritten public offering of 913,500 shares of its common stock, offered at a public offering price of $2.00 per share. Gross proceeds to CollabRx from this offering were $1,827 before deducting the underwriting discount and other estimated offering expenses payable by CollabRx.  In addition to the offering of 913,500 shares of common stock, 27,405 warrants to purchase shares of common stock were issued in connection with this offering.  These warrants have an exercise price of $2.50 per share and are not exercisable until June 24, 2015 and expire June 24, 2020.  Such securities could potentially dilute earnings per share in future periods. Total underwriting discount and financing expenses were $480.The Company netted $1,347 after underwriting expenses.

During the six months ending September 30, 2014, the Company also received $23 from the sale of 7,101 shares through an at-the-market financing facility through Cantor Fitzgerald.

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

Aegis Capital Corporation acted as the sole book-running manager for all three offerings.  In addition to the offering of a total of 7,132,535 shares of common stock through its recent S-1 and S-3 filings, shareholders were offered 4,416,000 warrants to purchase shares of common stock in connection with the February 25, 2015 offering.  These warrants have an exercise price of $1.18 per share.  In addition 186,066 warrants to purchase shares of common stock were issued in connection with this offering, and were sold to Aegis Capital Corporation for one hundred dollars.  These warrants have an exercise price of $1.25 per share and expire February 25, 2020.  Such securities could potentially dilute earnings per share in future periods. Total underwriting discount and financing expenses for both the S-1 and S-3 offerings were $1,035.   As of September 30, 2015, 160,000 warrants have been exercised and are included in the number of shares outstanding.

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

Foreign Currency Exchange Risk

As of September 30, 2015 and 2014, respectively, all of the Company’s cash equivalents were held in the form of money market funds denominated in U.S. dollars in the condensed balance sheet.  Changes in the exchange rate between other currencies and the U.S. dollar are currently immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.

Fair Value Measurements

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers what assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.   The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.  As of September 30, 2015, the investment balance of $859, included in the condensed balance sheets, is considered Level 2 and is re-measured on a recurring basis.  The value of money market funds was immaterial at September 30, 2015.

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

Index
Evaluation of Disclosure Controls and Procedures

As of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on the evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of September 30, 2015, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business.  We believe there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our Company.

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as possible after we electronically file them with, or furnish them to, the SEC. You can access our filings with the SEC by visiting our website. The information on our website is not, and shall not be deemed to be, a part of this Quarterly Report on Form 10-Q or incorporated into any other filings we make with the SEC.  Additionally, the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended by our predecessor registrant Computershare (formerly know as Registrar and Transfer Company) are available at www.sec.gov. Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts.  You can also read and copy any document that we file, including this Quarterly Report on Form 10-Q, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  You can electronically access our SEC filings there.

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

We had net comprehensive losses of $1,841, $5,164, and $3,314 for the six months ended September 30, 2015 and the fiscal years ended March 31, 2015 and 2014, respectively. We used cash flows from operations of $2,335, $3,565 and $2,431 in these respective periods.  As of September 30, 2015, we had cash and cash equivalents of $5,003.  We expect to continue to sustain losses for the foreseeable future, which may decrease the price of our common stock.

We may not complete our proposed transaction with Medytox Solutions.

On April 15, 2015, we and Medytox entered into a definitive Agreement and Plan of Merger, which we filed as an exhibit to our Form 8-K filed on April 17, 2015.  Completion of the merger is subject to the satisfaction or waiver of a number of conditions, including the approval of our stockholders at the Special Meeting to be held on October 28, 2015.  We do not know whether our stockholders will approve the transaction, whether the other conditions to the closing of our pending merger transaction with Medytox will be satisfied or waived or whether we will complete our proposed transaction with Medytox.

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

Index
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

Immediately following the merger, the former stockholders of Medytox are expected to own approximately 90% of the combined company and the pre-merger stockholders of CollabRx are expected to own approximately 10% of the combined company; in each case on a fully diluted basis, provided, however, outstanding shares of the newly designated CollabRx Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, certain outstanding convertible promissory notes exercisable for CollabRx common stock after the closing and certain option grants expected to be made at or immediately following the closing of the merger are excluded from such ownership percentages.  Medytox Solutions is a closely-held corporation, and we expect that members of Medytox Solutions’ senior management will control the combined company in the event that the proposed transaction is treated.  In addition, members of Medytox Solutions’ senior management hold preferred stock with rights, preferences and privileges that will rank senior to the common stock of the combined company.

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

Index
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

Index
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

Index
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

On June 2, 2015, we were notified by the Nasdaq that the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), we have 180 calendar days, or until November 29, 2015, to regain compliance.  If at any time before November 29, 2015, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with the Rule.  If we do not regain compliance by November 29, 2015, an additional 180 days will be granted to regain compliance, so long as we meet The Nasdaq Capital Market initial listing criteria (except for the bid price requirement).

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

The closing price of our common stock on The NASDAQ Capital Market has ranged from a high of $3.33 to a low of $0.48 from April 1, 2014 through September 30, 2015. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

Although it has not been our practice in the recent past to do so, we may from time to time release guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, would be based on projections prepared by our management. If projections are provided, they would not be prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party would examine the projections and, accordingly, no such person would express any opinion or any other form of assurance with respect thereto.

Index
Projections would be based upon a number of assumptions and estimates that, while presented with numerical specificity, would be inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which would be beyond our control and would be based upon specific assumptions with respect to future business decisions, some of which will change. We would generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we would release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports that may be published by analysts.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, any guidance provided is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from any guidance provided and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, any guidance provided in making an investment decision in respect of our common stock. Any failure to successfully implement our operating strategy could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

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
Date: October 27, 2015