Form 10-K
period 2015-12-31
Rennova Health, Inc.
filed 2016-04-19
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-K

_______________________________________________

(Mark one)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 0-26824

______________________________________________

RENNOVA HEALTH, INC.

(Exact name of registrant as specified in its charter)

______________________________________________

Delaware	68-0370244
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 S. Australian Avenue, Suite 800 West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (561) 855-1626

_________________________________________

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 Par Value	The NASDAQ Capital Market

Warrants to Purchase Common Stock, $0.01 Par Value	The NASDAQ Capital Market

Securities registered under Section 12(g) of the Act:

None

_________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was $6,885,154.

As of April 15, 2016, the registrant had 14,782,557 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

RENNOVA HEALTH, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

i

PART I

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

The forward-looking statements included in this Form 10-K and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “potential,” “estimate,” “encourage,” “opportunity,” “growth,” “leader,” “expect,” “intend,” “plan,” “expand,” “focus,” “through,” “strategy,” “provide,” “offer,” “allow,” “commitment,” “implement,” “result,” “increase,” “establish,” “perform,” “make,” “continue,” “can,” “ongoing,” “include” or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-K are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. Our actual results could differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A, “Risk Factors.”

Item 1.	Business

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this annual report, which are incorporated herein by this reference.

Rennova Health, Inc. (“Rennova” or the “Company”) is a provider of diagnostics and supportive software solutions to healthcare providers. Through continued research and development of our diagnostics testing services and an ever-expanding group of strategic and interoperable software solutions that work in unison to empower customers, we aspire to create an efficient, effective single source solution and service for healthcare providers, their patients and individuals. We believe that our approach will benefit from a more sustainable relationship and the capture of multiple revenue streams from the same customer.

Our Services

Rennova is a healthcare enterprise that delivers products and services including laboratory diagnostics, healthcare technology solutions, and revenue cycle management and intends to provide financial services, to medical providers.

Its principal line of business to date is clinical laboratory blood and urine testing services, with a particular emphasis in the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Testing services to rehabilitation facilities represented over 90% of the Company’s revenues for the years ended December 31, 2015 and December 31, 2014, respectively. Rennova understands the challenges faced by today’s healthcare providers to adopt paper free and interoperable systems and in response to market demand for solutions, has responded strategically by expanding our offering of services to include a full suite of clinical laboratory services. The drug and alcohol rehabilitation and pain management sectors provide an existing and sizable target market, where the need for our services already exists and opportunity is being created by a continued secular growth and need for compliance.

We have recently added genetic testing, specifically pharmacogenetic testing, to our menu of services. Genetic testing represents the most rapidly expanding segment of the diagnostics market worldwide. Growing incidence of genetic diseases present new opportunities for genetic testing. The global market for genetic testing is forecast to reach $2.2 billion by 2017. Increasing knowledge about the potential benefits of genetic testing is one of the prime reasons for the growth of the market. Advancements in the genetic testing space, an aging population and a subsequent rise in the number of chronic diseases, and increasing incidence of cancer cases are the other factors propelling growth in the genetic testing market.

Primary revenue generating activity in this market revolves around DNA profiling aimed at better understanding the predisposition for diseases and possible adverse reactions that may occur with available and/or under clinical development, drugs. Rising importance of early infection detection and prevention together with growing demand of DNA tests in pharmacogenomics or cancer genetic testing is a significant factor responsible for the anticipated growth.

The Company owns and operates the following products and services, to support its business objectives and to enable it to offer the services to its customers:

Medytox Diagnostics

Through its coast to coast CLIA certified clinical laboratories, Rennova offers toxicology, clinical pharmacogenetics and esoteric testing. Rennova seeks to provide these testing services with superior logistics and specimen integrity, competitive turn-around times and unparalleled customer service.

Advantage software

Advantage is a proprietary HIPAA compliant software developed to eliminate the need for paper requisitions by providing an easy to use and efficient web-based system that lets you securely place lab orders, track samples and view test reports in real time, all with a few simple clicks from any web-enabled laptop, notepad or smart phone.

ClinLab

A customized web-enabled laboratory information management solution that scales from small physician-operated labs to large clinical reference laboratories.

Medical Mime

Medical Mime offers an optimized Electronic Health Record (“EHR”) for substance abuse and behavioral health providers, a dictation-based ambulatory EHR for physician practices and advanced transcription services.

CollabRx

CollabRx offers interpretation and decision support solutions that enhance cancer diagnoses and treatment through actionable data analytics and reporting for oncologists and their patients.

Medical Billing Choices (“MBC”)

MBC enhances revenue cycle management by utilizing tools designed to improve documentation and collect information, driving faster reimbursement with fewer denied claims.

Platinum Financial Solutions

Platinum Financial Solutions seeks to provide financial solutions in the form of loans to physician practices collateralized by their accounts receivable or through the acquisition of their qualifying accounts receivable at a discounted value.

Recent Events

On March 18, 2014, the Company, pursuant to a stock purchase agreement, purchased all of the outstanding stock of ClinLab, Inc. (“ClinLab”). ClinLab develops and markets laboratory information management systems.

On May 9, 2014, the Company formed Medical Mime, Inc. (“Mime”), a Florida corporation, as a wholly-owned subsidiary. On May 23, 2014, Mime purchased certain net assets, primarily consisting of software, of GlobalOne Information Technologies, LLC (“GlobalOne”). GlobalOne developed software and provided services for the Electronic Records Management (“ERM”) segment of the medical industry.

On August 26, 2014, the Company purchased all of the outstanding stock of Epinex Diagnostics Laboratories, Inc. (“Epinex”), a California corporation. Epinex is a clinical laboratory in Tustin, California.

On June 1, 2015, the Company entered into a convertible loan and security agreement with Epinex Diagnostics, Inc., pursuant to which the Company agreed to provide advances to Epinex Diagnostics, Inc. of up to $637, 210. Under the agreement, the Company is entitled to 15% annual interest on the advances.

On November 2, 2015, pursuant to the terms of the Agreement and Plan of Merger, dated as of April 15, 2015, by and among CollabRx, Inc. (“CollabRx”), CollabRx Merger Sub, Inc. (“Merger Sub”), a direct wholly-owned subsidiary of CollabRx formed for the purpose of the merger, and Medytox Solutions, Inc. (“Medytox”), Merger Sub merged with and into Medytox, with Medytox as the surviving company and a direct, wholly-owned subsidiary of CollabRx (the “Merger”). Prior to closing, the Company amended its certificate of incorporation to effect a 1-for-10 reverse stock split and to change its name to Rennova Health, Inc. In connection with the Merger, (i) each share of common stock of Medytox was converted into the right to receive 0.4096377408003329 shares of common stock of the Company, (ii) each share of Series B Preferred Stock of Medytox was converted into the right to receive one share of a newly-authorized Series B Convertible Preferred Stock of the Company, and (iii) each share of Series E Convertible Preferred Stock of Medytox was converted into the right to receive one share of a newly-authorized Series E Convertible Preferred Stock of the Company. This transaction was accounted for as a reverse merger in accordance with Generally Accepted Accounting Policies.

Holders of Company equity prior to the closing of the Merger (including all outstanding Company common stock and all restricted stock units, options and warrants exercisable for shares of Company common stock) held 10% of the Company's common stock immediately following the closing of the Merger, and holders of Medytox equity prior to the closing of the Merger (including all outstanding Medytox common stock and all outstanding options exercisable for shares of Medytox common stock, but less certain options that were cancelled upon the closing pursuant to agreements between Medytox and such optionees) held 90% of the Company's common stock immediately following the closing of the Merger, in each case on a fully diluted basis, provided, however, outstanding shares of the newly designated Series B Convertible Preferred Stock and Series E Convertible Preferred Stock, certain outstanding convertible promissory notes exercisable for Company common stock after the closing and certain option grants expected to be made following the closing of the Merger are excluded from such ownership percentages.

On November 3, 2015, the common stock of Rennova Health, Inc. commenced trading on the Nasdaq Capital Market under the symbol “RNVA.” Prior to that date, our common stock was listed on the NASDAQ Capital Market under the symbol “CLRX.” Immediately after the consummation of the Merger, the Company had 13,750,010 shares of common stock, 5,000 shares of Series B Convertible Preferred Stock and 45,000 shares of Series E Convertible Preferred Stock issued and outstanding.

On December 30, 2015, the Company issued Common Stock, Preferred Stock and warrants in a public offering. The offering raised approximately $10 million in gross proceeds.

On March 16, 2016, the Company was notified by the Nasdaq that the bid price of the Company's common stock closed below the minimum $1.00 share requirement for continued inclusion under Nasdaq Rule 5550(a)(2) (the “Rule”). In accordance with Nasdaq Rule 5810(c)(3)(A), the Company has 180 calendar days, or until September 12, 2016, to regain compliance. If at any time before September 12, 2016, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will regain compliance with the Rule. If the Company does not regain compliance by September 12, 2016, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the bid price requirement).

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract. The receivables had an estimated collectable value of $8,700,000 and have been adjusted down to approximately $4,300,000 in our books and records. The consideration received was $5,000,000. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $500,000, (ii) all payments recovered from the accounts receivable up to $5,250,000, if paid in full within six months, or $5,500,000, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty has not been paid $6,000,000, the Company is required to pay the difference. Christopher Diamantis, a director of the Company, guaranteed the Company's payment obligation of up to $6,000,000. For providing the guarantee, and to the extent that the counterparty receives amounts payable under clause (ii) above exceeding $5,000,000, Mr. Diamantis will be paid a fee by the counterparty equal to the amount by which the amount received under clause (ii) above exceeds $5,000,000 ($250,000 or $500,000, depending on the timing of payment).

Business Strategy

Rennova is a provider of diagnostics and supportive software solutions to healthcare providers. Through continued research and development of our diagnostics testing services and an ever-expanding group of strategic and interoperable software solutions that work in unison to empower customers, we aspire to create an efficient, effective single source solution and service for healthcare providers, their patients and individuals. We believe that our approach will benefit from a more sustainable relationship and the capture of multiple revenue streams from the same customer.

To date, we have specialized in providing urine and blood drug toxicology and pain medication testing to physicians, clinics and rehabilitation facilities in the United States. We intend to grow through the acquisition and/or formation of additional laboratory testing facilities and related businesses in the United States.

The Company operates in three segments: 1) clinical laboratory operations, 2) supportive software solutions and 3) decision support and informatics operations. See Note 15, “Segment Reporting,” of the Consolidated Financial Statements for information about our segments.

Clinical Laboratory Operations

The Company has five clinical laboratories, which are wholly owned by our subsidiary, Medytox Diagnostics, Inc. (“MDI”), as follows:

Laboratory	Location
Biohealth Medical Laboratory, Inc.	Miami, FL
Alethea Laboratories, Inc.	Las Cruces, NM
International Technologies, LLC	Waldwick, NJ
EPIC Reference Labs, Inc.	Riviera Beach, FL
Epinex Diagnostics Laboratories, Inc.	Tustin, CA

Biohealth Medical Laboratory, Inc. (“Biohealth”): MDI acquired 50.5% ownership of this clinical laboratory specializing in testing blood specimens for alcohol and drugs on December 7, 2012 and the remaining 49.5% on March 31, 2015. The initial agreement allowed MDI to retain all revenues. The Company has acquired and provided additional equipment in order to allow Biohealth to test urine for drugs and medication monitoring. The lab is fully-accredited and licensed. Operations began in the fourth quarter of 2012.

Alethea Laboratories, Inc. (“Alethea”): MDI acquired 100% ownership of Alethea on January 1, 2013. Althea operates a licensed clinical lab in Las Cruces, New Mexico and is an enrolled Medicare provider. The Company secured new and larger premises for Alethea and relocated the operations of Alethea into these new premises in the first quarter of 2014 increasing the area being utilized from approximately 3,000 square feet to over 7,500 square feet. The Company has in the first quarter of 2015 secured an additional 2,500 square feet taking the total area used to approximately 10,000 square feet. The Company is acquiring and providing additional equipment in order to allow Alethea to test urine for drugs and medication monitoring. Operations at Alethea began in the first quarter of 2014.

International Technologies, LLC (“Intl Tech”): MDI acquired 100% ownership of Intl Tech on April 4, 2013. Intl Tech operates a licensed clinical lab in Waldwick, New Jersey and is an enrolled Medicare provider. The Company is acquiring and providing additional equipment in order to allow Intl Tech to test urine for drugs and medication monitoring. Operations at Intl Tech began in the first quarter of 2014.

EPIC Reference Labs, Inc. (“EPIC”): MDI formed EPIC as a wholly-owned subsidiary on January 29, 2013 to provide reference, confirmation and clinical testing services. The Company acquired necessary equipment and licenses in order to allow EPIC to test urine for drugs and medication monitoring. Operations at EPIC began in January 2014 using approximately 2,500 square feet and the premises has since been expanded to occupy approximately 12,500 square feet of a purpose built facility.

Epinex Diagnostics Laboratories, Inc. (“EDL”): MDI acquired 100% ownership of EDL on May 23, 2014. EDL is a clinical laboratory in Tustin, California. The Company has renovated the existing area to include approximately 5,000 square feet of space and has provided additional lab equipment to allow EDL to test urine for drugs and medication monitoring. EDL began operations in February 2015.

Supportive Software Solutions

The Company has six subsidiaries that provide supportive services, primarily to its clinical laboratories and corporate operations and to a lesser but increasing extent, third party customers.

Medytox Medical Marketing & Sales, Inc. (“MMMS”): MMMS was formed on March 9, 2013 as a wholly-owned subsidiary to provide marketing, sales, and customer service exclusively for our clinical laboratories.

Medical Billing Choices, Inc. (“MBC”): MBC was acquired by the Company on August 22, 2011. MBC is our in-house billing company which compiles and sends invoices to our customers (primarily insurance companies, Medicaid, Medicare, and Preferred Provider Organizations (“PPOs”)), for reimbursement. MBC also provides such billing services for select outside third-party companies.

Health Technologies Solutions, Inc. (“HTS”): HTS is a wholly-owned subsidiary that provides information technology and software solutions to our subsidiaries and outside medical service providers.

ClinLab, Inc. (“ClinLab”): ClinLab was acquired by the Company on March 18, 2014. ClinLab develops and markets laboratory information management systems (“LIS”). ClinLab has installed its LIS into the Company’s laboratories to create a uniform LIS platform throughout the Company’s labs.

Medical Mime, Inc. (“Mime”): Mime was formed on May 9, 2014 as a wholly-owned subsidiary that specializes in electronic health records (EHR) initially targeting the rehab marketplace.

Platinum Financial Solutions, Ltd (“PFS”): PFS has been formed as a 100% owned foreign subsidiary of the Company to investigate and pursue the opportunity of providing financial solutions, including factoring and accounts receivables’ financing in the healthcare sector. PFS has a Florida subsidiary, Platinum Financial Solutions, LLC, through which it may do business with U.S. based customers.

Decision Support and Informatics Operations

CollabRx, Inc. (“CollabRx”): CollabRx was acquired by the Company on November 2, 2015 via reverse merger as discussed above. CollabRx develops and markets medical information and clinical decision support products and services intended to set a standard for the clinical interpretation of genomics-based, precision medicine.

Marketing Strategy

Rennova provides a suite of products and services to the medical services sector. We market a single source for multiple business solutions that serve the medical services industry. We have invested in a professional sales team, an admirable client services team and cutting-edge proprietary technologies to better serve the needs of the modern-day medical provider. The Company intends to expand from its acquisition and subsequent integration of businesses, into a robust business model providing an extensive range of services to medical providers that demonstrate improved patient care and outcomes.

Competition

The Company competes in a fragmented industry split between independently-owned and physician-owned laboratories. There are three predominant players in the industry that operate as full-service clinical laboratories (processing blood, urine and other tissue). In addition, the competition ranges from smaller privately-owned laboratories (3-6 employees) to large publicly-traded laboratories with significant market capitalizations.

Governmental Regulation

General

The clinical laboratory industry is subject to significant governmental laws and regulations at the federal, state and local levels. As described below, these laws and regulations concern licensure and operation of clinical laboratories, claim submission and payment for laboratory services, health care fraud and abuse, security, privacy and confidentiality of health information, quality and environmental and occupational safety.

Regulation of Clinical Laboratories

The Clinical Laboratory Improvement Amendments (“CLIA”) are regulations that include federal standards applicable to all U.S. facilities or sites that test human specimens for health assessment or to diagnose, prevent, or treat disease. The Centers for Disease Control and Prevention (“CDC”), in partnership with the Center for Medicare and Medicaid Services (“CMS”) and the Food and Drug Administration (“FDA”), supports the CLIA program and clinical laboratory quality. CLIA requires that all clinical laboratories meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections.

Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity,” or “waived.” Laboratories performing high complexity testing are required to meet more stringent requirements than moderate complexity laboratories. Laboratories performing only waived tests, which are tests determined by the FDA to have a low potential for error and requiring little oversight, may apply for a certificate of waiver exempting them from most of the requirements of CLIA. All Company facilities hold CLIA certificates to perform high complexity testing. The sanctions for failure to comply with CLIA requirements include suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, cancellation or suspension of the laboratory's approval to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could have a material adverse effect on the Company.

In addition to compliance with the federal regulations, the Company is also subject to state and local laboratory regulation. CLIA provides that a state may adopt laboratory regulations different from or more stringent than those contained in Federal law. There are approximately 23 states with state licensure or permit requirements for an independent lab facility physically located within the state. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls, or require maintenance of certain records. There are, for example, 16 states (including California and Florida) that have even more stringent requirements with which lab personnel must comply to obtain state licensure or a certificate of qualification.

The Company believes that it is in compliance with all applicable laboratory requirements. The Company's laboratories have continuing programs to ensure that their operations meet all such regulatory requirements, but no assurances can be given that the Company's laboratories will pass all future licensure or certification inspections. The Company has implemented the position of Chief Compliance Officer with supporting staff, including staff specifically for licensing, credentialing and certification inspection purposes. We embrace compliance as an integral part of our culture and we consistently promote that culture of ethics and integrity.

The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories. The FDA has issued draft guidance regarding FDA regulation of laboratory-developed tests. There are many pending regulatory and legislative proposals that would increase general FDA oversight of clinical laboratories and laboratory-developed tests. The outcome and ultimate impact of such proposals on the business is difficult to predict at this time. Our point of collection testing devices are regulated by the FDA. The FDA has authority to take various administrative and legal actions for non-compliance, such as fines, product suspension, warning letters, injunctions and other civil and criminal sanctions. We make every good faith effort to exercise proactive monitoring and review of pending legislation and regulatory action.

Payment for Clinical Laboratory Services

In each of 2015 and 2014, the Company derived less than 10% of its net sales directly from the Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation in these programs and in other government healthcare programs, in part because clients often want a single laboratory to perform all of their testing services. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for clinical laboratory services.

Reimbursement under the Medicare program for clinical diagnostic laboratory services is subject to a clinical laboratory fee schedule that sets the maximum amount payable in each Medicare carrier's jurisdiction. This clinical laboratory fee schedule is updated annually. Laboratories bill the program directly for covered tests performed on behalf of Medicare beneficiaries. State Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients.

Payment under the Medicare fee schedule has been limited from year to year by Congressional action, including imposition of national limitation amounts and freezes on the otherwise applicable annual Consumer Price Index (“CPI”) updates. For most diagnostic lab tests, the national limitation is now 74.0% of the national median of all local fee schedules established for each test. Under a provision of the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), for tests performed after January 1, 2001 that the Secretary of Health and Human Services determines are new tests for which no limitation amount has previously been established, the cap is set at 100% of the median.

Medicare, Medicaid and other government program payment reductions will not currently have a direct adverse effect on the Company's net earnings and cash flows, due to insignificant revenue earned, however, it is not currently possible to project what impact will be had in future years.

In addition to reimbursement rates, the Company is also impacted by changes in coverage policies for laboratory tests. Congressional action in 1997 required the Department of Health and Human Services (“HHS”) to adopt uniform coverage, administration and payment policies for many of the most commonly performed lab tests using a negotiated rulemaking process. The negotiated rulemaking committee established uniform policies limiting Medicare coverage for certain tests to patients with specified medical conditions or diagnoses, replacing local Medicare coverage policies which varied around the country. The final rules generally became effective in 2002, and the use of uniform policies improves the Company's ability to obtain necessary billing information in some cases, but Medicare, Medicaid and private payer diagnosis code requirements continue to negatively impact the Company's ability to be paid for some of the tests it performs. Due to the range of payers and policies, the extent of this impact continues to be difficult to quantify.

Future changes in federal, state and local laws and regulations (or in the interpretation of current regulations) affecting government payment for clinical laboratory testing could have a material adverse effect on the Company. In March 2010, comprehensive healthcare legislation, the Patient Protection and Affordable Care Act (“ACA”), was enacted. Based on currently available information, the Company is unable to predict what type of changes in legislation or regulations, if any, will occur.

Standard Electronic Transactions, Security and Confidentiality of Health Information and Other Personal Information

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was designed to address issues related to the security and confidentiality of health insurance information. In an effort to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions, HIPAA regulations were promulgated. These regulations apply to health plans, health care providers that conduct standard transactions electronically and health care clearinghouses (“covered entities”). Five such regulations have been finalized: (i) the Transactions and Code Sets Rule; (ii) the Privacy Rule; (iii) the Security Rule; (iv) the Standard Unique Employer Identifier Rule, which requires the use of a unique employer identifier in connection with certain electronic transactions; and (v) the National Provider Identifier Rule, which requires the use of a unique health care provider identifier in connection with certain electronic transactions.

The Privacy Rule regulates the use and disclosure of protected health information (“PHI”) by covered entities. It also sets forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, such as the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. The Privacy Rule requires covered entities to contractually bind third parties, known as business associates, in the event that they perform an activity or service for or on behalf of the covered entity that involves access to PHI. The Security Rule establishes requirements for safeguarding patient information that is electronically transmitted or electronically stored. The Company believes that it is in compliance in all material respects with the requirements of the HIPAA Privacy and Security Rules.

The Federal Health Information Technology for Economic and Clinical Health Act (“HITECH”), which was enacted in February 2009, strengthens and expands the HIPAA Privacy and Security Rules and their restrictions on use and disclosure of PHI. HITECH includes, but is not limited to, prohibitions on exchanging patient identifiable health information for remuneration, and additional restrictions on the use of PHI for marketing. HITECH also fundamentally changes a business associate's obligations by imposing a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. Moreover, HITECH requires covered entities to provide notice to individuals, HHS, and, as applicable, the media when unsecured protected health information is breached, as that term is defined by HITECH. Business associates are similarly required to notify covered entities of a breach.

The omnibus HIPAA regulation implementing most of the HITECH provisions was issued in January 2013 and made significant changes to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules. Compliance with most of the changes became required on September 23, 2013. The Company believes its policies and procedures are fully compliant with the HITECH requirements.

On February 6, 2014, the CMS and HHS published final regulations that amended the HIPAA Privacy Rule to provide individuals (or their personal representatives) with the right to receive copies of their test reports from laboratories subject to HIPAA, or to request that copies of their test reports be transmitted to designated third parties. Previously, laboratories that were CLIA-certified or CLIA-exempt were not subject to the provision in the Privacy Rule that provides individuals with the right of access to PHI. The HIPAA Privacy Rule amendment resulted in the preemption of a number of state laws that prohibit a laboratory from releasing a test report directly to the individual. The Company revised its policies and procedures to comply with these new access requirements and has updated its privacy notice to reflect individuals' new access rights under this final rule.

The standard unique employer identifier regulations require that employers have standard national numbers that identify them on standard transactions. The Employer Identification Number, also known as a Federal Tax Identification Number, issued by the Internal Revenue Service, was selected as the identifier for employers and was adopted effective July 30, 2002. The Company believes it is in compliance with these requirements.

The administrative simplification provisions of HIPAA mandate the adoption of standard unique identifiers for health care providers. The intent of these provisions is to improve the efficiency and effectiveness of the electronic transmission of health information. The National Provider Identification Rule requires that all HIPAA-covered health care providers, whether they are individuals or organizations, must obtain a National Provider Identifier (“NPI”) to identify themselves in standard HIPAA transactions. NPI replaces the unique provider identification number - as well as other provider numbers previously assigned by payers and other entities - for the purpose of identifying providers in standard electronic transactions. The Company believes that it is in compliance with the HIPAA National Provider Identification Rule in all material respects.

The total cost associated with the requirements of HIPAA and HITECH is not expected to be material to the Company's operations or cash flows. However, future regulations and interpretations of HIPAA and HITECH could impose significant costs on the Company.

In addition to the HIPAA regulations described above, there are a number of other Federal and state laws regarding the confidentiality and security of medical information, some of which apply to clinical laboratories. These laws vary widely, but they most commonly restrict the collection, use and disclosure of medical and financial information and other personal information. In some cases, state laws are more restrictive than and therefore not preempted by HIPAA. Penalties for violation of these laws may include sanctions against a laboratory's licensure, as well as civil and/or criminal penalties. Violations of the HIPAA provisions could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison. HITECH also significantly strengthened HIPAA enforcement. It increased the civil penalty amounts that may be imposed, required HHS to conduct periodic audits to confirm compliance and also authorized state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of the HIPAA privacy and security regulations that affect the privacy of state residents. Additionally, numerous other countries have or are developing similar laws governing the collection, use, disclosure and transmission of personal and/or patient information.

The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. The Company implemented Version 5010 of the HIPAA Transaction Standards and believes it has fully adopted the ICD-10-CM code set. The compliance date for ICD-10-CM was October 1, 2015. The costs associated with ICD-10-CM Code Set were substantial, and failure of the Company, third party payers or physicians to apply the new code set could have an adverse impact on reimbursement, day’s sales outstanding and cash collections. As a result of inconsistent application of transaction standards by payers or the Company's inability to obtain certain billing information not usually provided to the Company by physicians, the Company could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues.

The Company believes it is in compliance in all material respects with the Operating Rules for electronic funds transfers and remittance advice transactions, for which the compliance date was January 1, 2014.

Fraud and Abuse Laws and Regulations

Existing federal laws governing federal health care programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on health care providers, including clinical laboratories. These laws are interpreted liberally and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, HHS' Office of Inspector General (“OIG”), and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives. The federal government's enforcement efforts have been increasing over the past decade, in part as a result of the enactment of HIPAA, which included several provisions related to fraud and abuse enforcement, including the establishment of a program to coordinate and fund federal, state and local law enforcement efforts. The Deficit Reduction Act of 2005 also included new requirements directed at Medicaid fraud, including increased spending on enforcement and financial incentives for states to adopt false claims act provisions similar to the federal False Claims Act. Recent amendments to the False Claims Act, as well as other enhancements to the federal fraud and abuse laws enacted as part of the ACA, are widely expected to further increase fraud and abuse enforcement efforts. For example, the ACA established an obligation to report and refund overpayments from Medicare within 60 days of identification; failure to comply with this new requirement can give rise to additional liability under the False Claims Act and Civil Monetary Penalties statute. On February 16, 2012, CMS issued a proposed rule to establish regulations addressing the reporting and returning of overpayments. On February 11, 2016, CMS issued the final rule defining when an overpayment is identified and adopted a six year look-back period. The rule is effective 30 days from the publication date.

The federal health care programs’ anti-kickback law (the “Anti-Kickback Law”) prohibits knowingly providing anything of value in return for, or to induce the referral of Medicare, Medicaid or other federal health care program business. Violations can result in imprisonment, fines, penalties, and/or exclusion from participation in federal health care programs. The OIG has published “safe harbor” regulations which specify certain arrangements that are protected from prosecution under the Anti-Kickback Law if all conditions of the relevant safe harbor are met. Failure to fit within a safe harbor does not necessarily constitute a violation of the Anti-Kickback Law; rather, the arrangement would be subject to scrutiny by regulators and prosecutors and would be evaluated on a case by case basis. Many states have their own Medicaid anti-kickback laws and several states also have anti-kickback laws that apply to all payers (i.e., not just government health care programs).

From time to time, the OIG issues alerts and other guidance on certain practices in the health care industry that implicate the Anti-Kickback Law or other federal fraud and abuse laws. Examples of such guidance documents particularly relevant to the Company and its operations follow.

In October 1994, the OIG issued a Special Fraud Alert on arrangements for the provision of clinical laboratory services. The Fraud Alert set forth a number of practices allegedly engaged in by some clinical laboratories and health care providers that raise issues under the federal fraud and abuse laws, including the Anti-Kickback Law. These practices include: (i) providing employees to furnish valuable services for physicians (other than collecting patient specimens for testing) that are typically the responsibility of the physicians' staff; (ii) offering certain laboratory services at prices below fair market value in return for referrals of other tests which are billed to Medicare at higher rates; (iii) providing free testing to physicians' managed care patients in situations where the referring physicians benefit from such reduced laboratory utilization; (iv) providing free pick-up and disposal of bio-hazardous waste for physicians for items unrelated to a laboratory's testing services; (v) providing general-use facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services; and (vi) providing free testing for health care providers, their families and their employees (i.e., so-called “professional courtesy” testing). The OIG emphasized in the Special Fraud Alert that when one purpose of such arrangements is to induce referrals of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider (e.g., physician) may be liable under the Anti-Kickback Law, and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs. More recently, in June 2014, the OIG issued another Special Fraud Alert addressing compensation paid by laboratories to referring physicians for blood specimen processing and for submitting patient data to registries. This Special Fraud Alert reiterates the OIG’s longstanding concerns about payments from laboratories to physicians in excess of the fair value of the physician’s services and payments that reflect the volume or value of referrals of federal healthcare program business.

Another issue the OIG has expressed concern about involves the provision of discounts on laboratory services billed to customers in return for the referral of federal health care program business. In a 1999 Advisory Opinion, the OIG concluded that a proposed arrangement whereby a laboratory would offer physicians significant discounts on non-federal health care program laboratory tests might violate the Anti-Kickback Law. The OIG reasoned that the laboratory could be viewed as providing such discounts to the physician in exchange for referrals by the physician of business to be billed by the laboratory to Medicare at non-discounted rates. The OIG indicated that the arrangement would not qualify for protection under the discount safe harbor to the Anti-Kickback Law because Medicare and Medicaid would not get the benefit of the discount. Similarly, in a 1999 correspondence, the OIG stated that if any direct or indirect link exists between a discounts that a laboratory offers to a skilled nursing facility (“SNF”) for tests covered under Medicare's payments to the SNF and the referral of tests billable by the laboratory under Medicare Part B, then the Anti-Kickback Law would be implicated.

The OIG also has issued guidance regarding joint venture arrangements that may be viewed as suspect under the Anti-Kickback Law. These documents have relevance to clinical laboratories that are part of (or are considering establishing) joint ventures with potential sources of federal health care program business. The first guidance document, which focused on investor referrals to such ventures, was issued in 1989 and another concerning contractual joint ventures was issued in April 2003. Some of the elements of joint ventures that the OIG identified as “suspect” include: arrangements in which the capital invested by the physicians is disproportionately small and the return on investment is disproportionately large when compared to a typical investment; specific selection of investors who are in a position to make referrals to the venture; and arrangements in which one of the parties to the joint venture expands into a line of business that is dependent on referrals from the other party (sometimes called “shell” joint ventures). In a 2004 advisory opinion, the OIG expressed concern about a proposed joint venture in which a laboratory company would assist physician groups in establishing off-site pathology laboratories. The OIG indicated that the physicians' financial and business risk in the venture was minimal and that the physicians would contract out substantially all laboratory operations, committing very little in the way of financial, capital, or human resources. The OIG was unable to exclude the possibility that the arrangement was designed to permit the laboratory to pay the physician groups for their referrals, and therefore was unwilling to find that the arrangement fell within a safe harbor or had sufficient safeguards to protect against fraud or abuse.

Violations of other fraud and abuse laws also can result in exclusion from participation in federal health care programs, including Medicare and Medicaid. One basis for such exclusion is an individual's or entity's submission of claims to Medicare or Medicaid that are substantially in excess of that individual's or entity’s usual charges for like items or services. In 2003, the OIG issued a notice of proposed rulemaking that would have defined the terms “usual charges” and “substantially in excess” in ways that might have required providers, including the Company, to either lower their charges to Medicare and Medicaid or increase charges to certain other payers to avoid the risk of exclusion. On June 18, 2007, however, the OIG withdrew the proposed rule, saying it preferred to continue evaluating billing patterns on a case-by-case basis. In its withdrawal notice, the OIG also said it “remains concerned about disparities in the amounts charged to Medicare and Medicaid when compared to private payers,” that it continues to believe its exclusion authority for excess charges “provides useful backstop protection for the public fisc from providers that routinely charge Medicare or Medicaid substantially more than their other customers,” and that it will continue to use “all tools available … to address instances where Medicare or Medicaid are charged substantially more than other payers.” The enforcement by Medicaid officials of similar state law restrictions also could have a material adverse effect on the Company.

Under another federal statute, known as the “Stark Law” or “self-referral” prohibition, physicians who have a financial or compensation relationship with a clinical laboratory may not, unless an exception applies, refer Medicare patients for testing to the laboratory, regardless of the intent of the parties. Similarly, laboratories may not bill Medicare for services furnished pursuant to a prohibited self-referral. There are several Stark law exceptions that are relevant to arrangements involving clinical laboratories, including: 1) fair market value compensation for the provision of items or services; 2) payments by physicians to a laboratory for clinical laboratory services; 3) an exception for certain ancillary services (including laboratory services) provided within the referring physician's own office, if certain criteria are satisfied; 4) physician investment in a company whose stock is traded on a public exchange and has stockholder equity exceeding $75.0 million; and 5) certain space and equipment rental arrangements that are set at a fair market value rate and satisfy other requirements. All of the requirements of a Stark Law exception must be met to take advantage of the exception. Many states have their own self-referral laws as well, which in some cases apply to all patient referrals, not just Medicare.

There are a variety of other types of federal and state fraud and abuse laws, including laws prohibiting submission of false or fraudulent claims. The Company seeks to conduct its business in compliance with all federal and state fraud and abuse laws. The Company is unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangements will not be subject to scrutiny under such laws. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid and other federal health care programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a federal or state health care program, or any loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would likely have a material adverse effect on the Company's business. In addition, any significant criminal or civil penalty resulting from such proceedings could have a material adverse effect on the Company's business.

Environmental, Health and Safety

The Company is subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety and laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. All Company laboratories are subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens and the Company generally utilizes outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens.

On November 6, 2000, Congress passed the Needle Stick Safety and Prevention Act, which required, among other things, that companies include in their safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needle stick injuries in the workplace. The Company has implemented the use of safety needles at all of its service locations, where applicable.

Although the Company is not aware of any current material non-compliance with such federal, state and local laws and regulations, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions.

Drug Testing

There is no comprehensive federal law that regulates drug testing in the private sector. The Drug-Free Workplace Act does impose certain employee education requirements on companies that do business with the government, but it does not require testing, nor does it restrict testing in any way. Drug testing is allowed under the Americans with Disabilities Act (ADA) because the ADA does not consider drug abuse a disability -- but the law does not regulate or prohibit testing. Instead of a comprehensive regulatory system, federal law provides for specific agencies to adopt drug testing regulations for employers under their jurisdiction. As a general rule, testing is presumed to be lawful unless there is a specific restriction in state or federal law.

Controlled Substances

The use of controlled substances in testing for drugs of abuse is regulated by the Federal Drug Enforcement Administration.

Compliance Program

The Company continuously evaluates and monitors its compliance with all Medicare, Medicaid and other rules and regulations. The objective of the Company's compliance program is to develop, implement, and update compliance safeguards as necessary. Emphasis is placed on developing compliance policies and guidelines, personnel training programs and various monitoring and audit procedures to attempt to achieve implementation of all applicable rules and regulations.

The Company seeks to conduct its business in compliance with all statutes, regulations, and other requirements applicable to its clinical laboratory operations. The clinical laboratory testing industry is, however, subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. There can be no assurance that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant fines and the loss of various licenses, certificates, and authorizations, which could have a material adverse effect on the Company's business.

Employees

As of March 23, 2016, we have 198 employees, of which 185 are full time. Of our total employees, 64 are assigned to laboratory operations, 42 are assigned to medical support services, 46 are assigned to sales and customer service and 46 are assigned to medical billing and corporate administration.

In April 2015, the Company and its then Chief Financial Officer, Jace Simmons, agreed to seek a new Chief Financial Officer with a background in the healthcare industry. At that time, the Company’s Corporate Controller, Jeffrey Wadman, was appointed Interim Chief Financial Officer.

In August 2015, the Company hired a new Chief Compliance Officer, Steven Burdelski. Mr. Burdelski heads up the Company’s compliance and credentialing groups. Mr. Burdelski previously served as an executive manager of the Federal Bureau of Investigation (FBI), where he received multiple awards for excellence and was responsible for strategic planning and leadership of all FBI investigative programs such as criminal, cyber, counterterrorism, counterintelligence, and critical incident management in the Bureau's Tampa office.

In September 2015, the Company appointed Jason P. Adams its Chief Financial Officer. At that time, the Company’s Interim Chief Financial Officer returned to his former position within the Company. Prior to joining Medytox, Mr. Adams was the Chief Financial Officer of West Central Behavioral Health, a provider of behavioral health services in the state of New Hampshire. His experience as a senior financial executive also includes similar positions with Alico, Inc., and the Source Interlink Companies, Inc. Mr. Adams holds a BS degree in Accounting from Castleton University, and a Colorado CPA designation.

In November 2015, in connection with the merger, the Company named Thomas Mika Chairman of the Board of Directors and Chief Executive Officer of its CollabRx subsidiary. Mr. Mika was appointed President and Chief Executive Officer of the Company in 2005 and Chairman of the Board the following year.

In December 2015, the Company hired a Chief Revenue Officer, Mark Jewett. Mr. Jewett will also service as the interim Chief Executive Officer of the Company’s medical billing subsidiary. Mr. Jewett has over 25 years’ experience in finance and operations. His experience includes senior management positions with both private and publically traded companies. Mr. Jewett holds Bachelor’s degrees in Accounting and Computer Science and a Master’s degree in Accountancy. He is a Certified Public Accountant and Certified Internal Auditor.

In March 2016, the Company hired a new Corporate Counsel, Victoria Nemerson. At that time, the Company accepted the resignation of its existing Corporate Counsel, Dean Viskovich. Ms. Nemerson has over 25 years’ experience in regulatory compliance, law and accounting. Ms. Nemerson is an active member in good standing of the Florida bar. In addition to large public company experience, Ms. Nemerson held the position of General Counsel and Interim CFO for The Wounded Warrior Project, a 501(c)(3) entity. Ms. Nemerson’s broad and diverse background also includes her role as Special Counsel in the private law practice of Constangy, Brooks & Smith, LLC, a nationally recognized labor and employment law firm.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis and are required to disclose certain material events in a Current Report on Form 8-K. All reports of the Company filed with the SEC are available free of charge through the SEC's Web site at http://www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth herein. You should carefully consider the risks and uncertainties described below and the other information in this Annual Report. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Although our financial statements have been prepared on a going concern basis, we have recently accumulated significant losses and have negative cash flows from operations, which raise substantial doubt about our ability to continue as a going concern.

If we are unable to improve our liquidity position we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We are currently executing on a plan of action to increase the volume of samples processed by our labs. In addition, we are executing on a plan of action to increase the number of customers for our supportive software solutions. While the results of these plans of action are encouraging, no conclusion can be drawn at this time about the ultimate efficacy of these plans of action.

In order to support our continued operation, we received $5,000,000 in proceeds from pledging certain of our accounts receivable as collateral under a prepaid forward purchase contract. We are also entitled to $2,415,103 in income tax refunds, the claim for which was filed with the IRS in early April 2016. There can be no assurance as to the timing of the receipt of the income tax refunds for which we have filed.

There can be no assurance that we will be able to achieve our business plans, raise any more required capital or secure the financing necessary to achieve our current operating plan.  Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraphs and eventually regain profitable operations.

Our common stock could be delisted from NASDAQ.

On March 16, 2016, we were notified by NASDAQ that the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 5550(a)(2). In accordance with Marketplace Rule 5810(c)(3)(A), we have 180 calendar days to regain compliance. If at any time before the expiration of such 180-day period, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with the Rule. If we do not regain compliance prior to the expiration of such 180-day period, an additional 180 days may be granted to regain compliance so long as we meet the NASDAQ Capital Market initial listing criteria (except for the bid price requirement).

In the future, our common stock may fall below the NASDAQ listing requirements or we may not comply with other listing requirements, with the result being that our common stock may be delisted. If our common stock is delisted, we may list our common stock for trading over the counter. Delisting from NASDAQ could adversely affect the liquidity and price of our common stock. A determination could also then be made that our common stock is a “penny stock” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading. This could have a long-term impact on our ability to raise future capital through the sale of our common stock.

Our business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes or changing interpretations of, CLIA or state laboratory licensing laws to which we are subject.

The clinical laboratory testing industry is subject to extensive federal and state regulation, and many of these statutes and regulations have not been interpreted by the courts. The Clinical Laboratory Improvement Amendments of 1988, or CLIA, are federal regulatory standards that apply to virtually all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, by requiring that they be certified by the federal government or by a federally approved accreditation agency. CLIA does not preempt state law, which in some cases may be more stringent than federal law and require additional personnel qualifications, quality control, record maintenance and proficiency testing. The sanction for failure to comply with CLIA and state requirements may be suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Twenty-three or more states have similar laws and we may be subject to similar penalties.

We cannot assure you that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect our business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us, which may be costly.

Healthcare plans have taken steps to control the utilization and reimbursement of healthcare services, including clinical test services.

We also face efforts by non-governmental third-party payers, including healthcare plans, to reduce utilization and reimbursement for clinical testing services.

The healthcare industry has experienced a trend of consolidation among healthcare insurance plans and payers, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical testing providers. These healthcare plans, and independent physician associations, may demand that clinical testing providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capped payment arrangements. In addition, some healthcare plans have been willing to limit the PPO or Point of Service (“POS”) laboratory network to only a single national laboratory to obtain improved fee-for-service pricing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing.

The increased consolidation among healthcare plans and payers increases the potential adverse impact of ceasing to be a contracted provider with any such insurer. The Health Care Reform Law includes provisions, including ones regarding the creation of healthcare exchanges, which may encourage healthcare insurance plans to increase exclusive contracting.

We expect continuing efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services. These efforts, including future changes in third-party payer rules, practices and policies, or ceasing to be a contracted provider to a healthcare plan, may have a material adverse effect on our business.

Unless we raise sufficient funds, we will not be able to succeed in our business model.

The Company has historically relied on a combination of cash generated from operations and capital raised from debt and equity sources to fund its operations, acquisitions and capital expenditures. The Company generated negative cash flow from operating activities for the year ended December 31, 2015. If that trend were to continue and the Company were unable to raise sufficient capital to fund its operations through other sources, the Company’s business would experience a material adverse effect. There can be no assurance that the Company will be able to raise sufficient funds to fund its operations under its current business model.

Regulation by the Food and Drug Administration (“FDA”) of Laboratory Developed Tests (“LDTs”) and clinical laboratories may result in significant change, and our business could be adversely impacted if we fail to adapt.

High complexity, CLIA-certified laboratories, such as ours, frequently develop testing procedures to provide diagnostic results to customers.  These tests have been traditionally offered by nearly all complex laboratories for the last few decades and LDTs are subject to CMS oversight through its enforcement of CLIA.  The FDA, which regulates the development and use of medical devices, has claimed that it has regulatory authority over LDTs, but has not exercised enforcement with respect to most LDTs offered by high complexity laboratories, and not sought to require these laboratories to comply with FDA regulations regarding medical devices.  During 2010, the FDA publicly announced that it has decided to exercise regulatory authority over these LDTs, and that it plans to issue guidance to the industry regarding its regulatory approach. At that time, the FDA indicated that it would use a risk-based approach to regulation and would direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. In September 2014, the FDA announced its framework and timetable for implementing this guidance. We cannot predict the ultimate timing or form of any such guidance or regulation or their potential impact. If adopted, such a regulatory approach by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA's approach is unknown, it may be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

Some of our operations are subject to federal and state laws prohibiting “kickbacks” and other laws designed to prohibit payments for referrals and eliminate healthcare fraud.

Federal and state anti-kickback and similar laws prohibit payment, or offers of payment, in exchange for referrals of products and services for which reimbursement may be made by Medicare or other federal and state healthcare programs. Some state laws contain similar prohibitions that apply without regard to the payer of reimbursement for the services. Under a federal statute, known as the “Stark Law” or “self-referral” prohibition, physicians, subject to certain exceptions, are prohibited from referring their Medicare or Medicaid program patients to clinical laboratories with which the physicians or their immediate family members have a financial relationship, and the laboratories are prohibited from billing for services rendered in violation of Stark Law referral prohibitions. Violations of the federal Anti-Kickback Law and Stark Law may be punished by civil and criminal penalties, and/or exclusion from participation in federal health care programs, including Medicare and Medicaid.  States may impose similar penalties. The Health Care Reform Law significantly strengthened provisions of the Federal False Claims Act and Anti-Kickback Law provisions, and other health care fraud provisions, leading to the possibility of greatly increased qui tam suits by relators for perceived violations of these laws. There can be no assurance that our activities will not come under the scrutiny of regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen “relators” under federal or state false claims laws.

Federal officials responsible for administering and enforcing the healthcare laws and regulations have made a priority of eliminating healthcare fraud. For example, the Health Care Reform Law includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increased potential penalties for violations. Federal funding available for combating health care fraud and abuse generally has increased. While we seek to conduct our business in compliance with all applicable laws and regulations, many of the laws and regulations applicable to our business, particularly those relating to billing and reimbursement of tests and those relating to relationships with physicians, hospitals and patients, contain language that has not been interpreted by courts. We must rely on our interpretation of these laws and regulations based on the advice of our counsel and regulatory or law enforcement authorities may not agree with our interpretation of these laws and regulations and may seek to enforce legal remedies or penalties against us for violations.

From time to time we may need to change our operations, particularly pricing or billing practices, in response to changing interpretations of these laws and regulations, regulatory, or judicial determinations with respect to these laws and regulations. These occurrences, regardless of their outcome, could damage our reputation and harm important business relationships that we have with healthcare providers, payers and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we would be required to refund amounts that were billed and collected in violation of such laws and regulations. In addition, we may voluntarily refund amounts that were alleged to have been billed and collected in violation of applicable laws and regulations. In either case, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs and the loss of licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could harm our operating results and financial condition.

Moreover, regardless of the outcome, if we or physicians or other third parties with whom we do business are investigated by a regulatory or law enforcement authority we could incur substantial costs, including legal fees, and our management may be required to divert a substantial amount of time to an investigation.

To enhance compliance with applicable health care laws, and mitigate potential liability in the event of noncompliance, regulatory authorities, such as the OIG, have recommended the adoption and implementation of a comprehensive health care compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the United States Sentencing Commission Guidelines Manual, and for many years the OIG has made available a model compliance program targeted to the clinical laboratory industry. In addition, certain states require that health care providers, such as clinical laboratories, that engage in substantial business under the state Medicaid program have a compliance program that generally adheres to the standards set forth in the Model Compliance Program.  Also, under the Health Care Reform Law, the U.S. Department of Health and Human Services, or HHS, will require suppliers, such as the Company, to adopt, as a condition of Medicare participation, compliance programs that meet a core set of requirements. While we have adopted, or are in the process of adopting, healthcare compliance and ethics programs that generally incorporate the OIG's recommendations, and training our applicable employees in such compliance, having such a program can be no assurance that we will avoid any compliance issues.

We conduct our clinical laboratory testing business in a heavily regulated industry and changes in regulations or violations of regulations could, directly or indirectly, harm our operating results and financial condition.

The clinical laboratory testing industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

•	federal and state laws applicable to billing and claims payment;

•	federal and state laboratory anti-mark-up laws;

•	federal and state anti-kickback laws;

•	federal and state false claims laws;

•	federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;

•	coverage and reimbursement levels by Medicare and other governmental payors and private insurers;

•	federal and state laws governing laboratory licensing and testing, including CLIA;

•	federal and state laws governing the development, use and distribution of diagnostic medical tests known as laboratory developed tests or “LDTs”;

•	HIPAA, along with the revisions to HIPAA as a result of the HITECH Act, and analogous state laws;

•	federal, state and foreign regulation of privacy, security, electronic transactions and identity theft;

•	federal, state and local laws governing the handling, transportation and disposal of medical and hazardous waste;

•	Occupational Safety and Health Administration rules and regulations;

•	changes to laws, regulations and rules as a result of the Health Care Reform Law; and

•	changes to other federal, state and local laws, regulations and rules, including tax laws.

These laws and regulations are extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Any determination that we have violated these laws or regulations, or the public announcement that we are being investigated for possible violations of these laws or regulations, could harm our operating results and financial condition. In addition, a significant change in any of these laws or regulations may require us to change our business model in order to maintain compliance with these laws or regulations, which could harm our operating results and financial condition.

Failure to comply with complex federal and state laws and regulations related to submission of claims for clinical laboratory services can result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid Programs.

We are subject to extensive federal and state laws and regulations relating to the submission of claims for payment for clinical laboratory services, including those that relate to coverage of our services under Medicare, Medicaid and other governmental health care programs, the amounts that may be billed for our services and to whom claims for services may be submitted.

Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or result in attempts by third-party payers, such as Medicare and Medicaid, to recover payments from us that have already been made. Submission of claims in violation of certain statutory or regulatory requirements can result in penalties, including substantial civil money penalties for each item or service billed to Medicare in violation of the legal requirement, and exclusion from participation in Medicare and Medicaid. Government authorities may also assert that violations of laws and regulations related to submission or causing the submission of claims violate the federal False Claims Act (“FCA”) or other laws related to fraud and abuse, including submission of claims for services that were not medically necessary. Violations of the FCA could result in enormous economic liability. The FCA provides that all damages are trebled, and each false claim submitted is subject to a penalty of up to $11,000. For example, we could be subject to FCA liability if it was determined that the services we provided were not medically necessary and not reimbursable, particularly if it were asserted that we contributed to the physician's referrals of unnecessary services to us. It is also possible that the government could attempt to hold us liable under fraud and abuse laws for improper claims submitted by an entity for services that we performed if we were found to have knowingly participated in the arrangement that resulted in submission of the improper claims.

Changes in regulation and policies, including increasing downward pressure on health care reimbursement, may adversely affect reimbursement for diagnostic services and could have a material adverse impact on our business.

Reimbursement levels for health care services are subject to continuous and often unexpected changes in policies, and we face a variety of efforts by government payers to reduce utilization and reimbursement for diagnostic testing services. Changes in governmental reimbursement may result from statutory and regulatory changes, retroactive rate adjustments, administrative rulings, competitive bidding initiatives, and other policy changes.

The Health Care Reform Law includes two separate reductions in the reimbursement rates for our clinical laboratory services under the clinical laboratory fee schedule. First, it includes a “productivity adjustment”. Second, it includes an additional 1.75 percent reduction, the first of a series of such annual reductions effective from 2011 to 2015, which would reduce the annual Consumer Price Index-based update that would otherwise determine our reimbursement for clinical laboratory services. These reimbursement cuts could adversely affect our business.

The U.S. Congress has considered, at least yearly in conjunction with budgetary legislation, changes to the Medicare fee schedules under which we receive reimbursement. For example, currently there is no copayment or coinsurance required for clinical laboratory services. However, Congress has periodically considered imposing a 20 percent coinsurance on laboratory services. If enacted, this would require us to attempt to collect this amount from patients, although in many cases the costs of collection would exceed the amount actually received.

The Center for Medicare and Medicaid Services (“CMS”) pays laboratories on the basis of a fee schedule that is reviewed and re-calculated on an annual basis. CMS may change the fee schedule upward or downward on billing codes that we submit for reimbursement on a regular basis; our revenue and business may be adversely affected if the reimbursement rates associated with such codes are reduced. Even when reimbursement rates are not reduced, policy changes add to our costs by increasing the complexity and volume of administrative requirements. Medicaid reimbursement, which varies by state, is also subject to administrative and billing requirements and budget pressures. Recently, state budget pressures have caused states to consider several policy changes that may impact our financial condition and results of operations, such as delaying payments, reducing reimbursement, restricting coverage eligibility and service coverage, and imposing taxes on our services.

Failure to timely or accurately bill for our services could have a material adverse effect on our business.

Billing for clinical testing services is extremely complicated and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payers, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups. Changes in laws and regulations could increase the complexity and cost of our billing process. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, our billing systems require significant technology investment and, as a result of marketplace demands, we need to continually invest in our billing systems.

Missing, incomplete, or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and bad debt expense. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows. Failure to comply with applicable laws relating to billing or even having to pay back amounts incorrectly billed and collected could lead to various penalties, including: (1) exclusion from participation in CMS and other government programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could have a material adverse effect on our results of operations or cash flows.

There have been times when our accounts receivables have increased at a greater rate than revenue growth and, therefore, have adversely affected our cash flows from operations. We have taken steps to implement systems and processing changes intended to improve billing procedures and related collection results. We believe that we have made progress by reorganizing our accounts receivable and billing functions and that our allowance for doubtful accounts is adequate. However, we cannot assure that our ongoing assessment of accounts receivable will not result in the need for additional provisions. Such additional provisions, if implemented, could have a material adverse effect on our operating results.

During the last half of 2014 and the first three quarters of 2015, the Company experienced difficulty in delivering accurate electronic submissions to third party payers. The difficulties arose from a variety of factors, including, pressure, scrutiny and requirement for additional information from payers related to toxicology services, difficulty complying with CMS’s new HCPCS codes for toxicology services, difficulty in accurately billing for internal reference lab work, and complications arising from the implementation of new billing technology. These difficulties has a significant impact on the time it takes the Company to collect its receivables and consequently on its cash flow from operations. The Company believes that these difficulties have been corrected in the fourth quarter of 2015, but there can be no assurance that CMS and other third party payers will not change their requirements resulting in further billing related difficulties.

Our operations may be adversely impacted by the effects of extreme weather conditions, natural disasters such as hurricanes and earthquakes, health pandemics, hostilities or acts of terrorism and other criminal activities.

Our operations are always subject to adverse impacts resulting from extreme weather conditions, natural disasters, health pandemics, hostilities or acts of terrorism or other criminal activities. Such events may result in a temporary decline in the number of patients who seek clinical testing services or in our employees' ability to perform their job duties. In addition, such events may temporarily interrupt our ability to transport specimens, to receive materials from our suppliers or otherwise to provide our services. The occurrence of any such event and/or a disruption of our operations as a result may adversely affect our results of operations.

Increased competition, including price competition, could have a material adverse impact on our net revenues and profitability.

We operate in a business that is characterized by intense competition. Our major competitors include large national laboratories that possess greater name recognition, larger customer bases, and significantly greater financial resources and employ substantially more personnel than we do. Many of our competitors have long established relationships. We cannot assure you that we will be able to compete successfully with such entities in the future.

The clinical laboratory business is intensely competitive both in terms of price and service. Pricing of laboratory testing services is often one of the most significant factors used by health care providers and third-party payers in selecting a laboratory. As a result of the clinical laboratory industry undergoing significant consolidation, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. We may be unable to increase cost efficiencies sufficiently, if at all, and as a result, our net earnings and cash flows could be negatively impacted by such price competition. We may also face competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry. Additionally, we may also face changes in fee schedules, competitive bidding for laboratory services or other actions or pressures reducing payment schedules as a result of increased or additional competition. Additional competition, including price competition, could have a material adverse impact on our net revenues and profitability.

Failure to comply with environmental, health and safety laws and regulations, including the federal Occupational Safety and Health Administration Act and the Needlestick Safety and Prevention Act, could result in fines and penalties and loss of licensure, and have a material adverse effect upon the Company's business.

The Company is subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, and infectious and hazardous waste materials, as well as regulations relating to the safety and health of laboratory employees. All of the Company's laboratories are subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens, and they utilize outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These requirements, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, the Needlestick Safety and Prevention Act requires, among other things, that the Company include in its safety programs the evaluation and use of emergency controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace.

Failure to comply with federal, state and local laws and regulations could subject the Company to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions which would have a material adverse effect on its business. In addition, compliance with future legislation could impose additional requirements on the Company which may be costly.

Regulations requiring the use of “standard transactions” for health care services issued under HIPAA may negatively impact the Company's profitability and cash flows.

Pursuant to HIPAA, the Secretary of Health and Human Services has issued regulations designed to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions while protecting the privacy and security of the information exchanged.

The HIPAA transaction standards are complex, and subject to differences in interpretation by payers. For instance, some payers may interpret the standards to require the Company to provide certain types of information, including demographic information not usually provided to the Company by physicians. As a result of inconsistent application of transaction standards by payers or the Company's inability to obtain certain billing information not usually provided to the Company by physicians, the Company could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. In addition, new requirements for additional standard transactions, such as claims attachments and the ICD-10-CM Code Set, could prove technically difficult, time-consuming or expensive to implement.

Failure to maintain the security of customer-related information or compliance with security requirements could damage the Company's reputation with customers, and cause it to incur substantial additional costs and to become subject to litigation.

Pursuant to HIPAA and certain similar state laws, we must comply with comprehensive privacy and security standards with respect to the use and disclosure of protected health information. Under the HITECH amendments to HIPAA, HIPAA was expanded to require certain data breach notifications, to extend certain HIPAA privacy and security standards directly to business associates, to heighten penalties for noncompliance and to enhance enforcement efforts.

The Company receives certain personal and financial information about its customers. In addition, the Company depends upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise in the Company's security systems that results in customer personal information being obtained by unauthorized persons or the Company's failure to comply with security requirements for financial transactions could adversely affect the Company's reputation with its customers and others, as well as the Company's results of operations, financial condition and liquidity. It could also result in litigation against the Company or the imposition of penalties.

Failure of the Company, third party payers or physicians to comply with the ICD-10-CM Code Set and our failure to comply with other emerging electronic transmission standards could adversely affect our business.

The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. The Company implemented Version 5010 of the HIPAA Transaction Standards, and believes it has fully adopted the ICD-10-CM code set. The compliance date for ICD-10-CM was October 1, 2015. Clinical laboratories are typically required to submit health care claims with diagnosis codes to third party payers. The diagnosis codes must be obtained from the ordering physician. The failure of the Company, third party payers or physicians to transition within the required timeframe could have an adverse impact on reimbursement, day's sales outstanding and cash collections.

Also, the failure of our IT systems to keep pace with technological advances may significantly reduce our revenues or increase our expenses. Public and private initiatives to create healthcare information technology ("HCIT") standards and to mandate standardized clinical coding systems for the electronic exchange of clinical information, including test orders and test results, could require costly modifications to our existing HCIT systems. While we do not expect HCIT standards to be adopted or implemented without adequate time to comply, if we fail to adopt or delay in implementing HCIT standards, we could lose customers and business opportunities.

Compliance with the HIPAA security regulations and privacy regulations may increase the Company's costs.

The HIPAA privacy and security regulations, including the expanded requirements under HITECH, establish comprehensive federal standards with respect to the use and disclosure of protected health information by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and security of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including:

•	the circumstances under which the use and disclosure of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for the Company's services, and its healthcare operations activities;
•	a patient's rights to access, amend and receive an accounting of certain disclosures of protected health information;
•	the content of notices of privacy practices for protected health information;
•	administrative, technical and physical safeguards required of entities that use or receive protected health information; and
•	the protection of computing systems maintaining Electronic Personal Health Information (“ePHI”).

The Company has implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both federal privacy and security regulations and varying state privacy and security laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, the Company may also be required to comply with the laws of those other countries. The federal privacy regulations restrict the Company's ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. Due to the enactment of HITECH and an increase in the amount of monetary financed penalties, government enforcement has also increased. It is not possible to predict what the extent of the impact on business will be, other than heightened scrutiny and emphasis on compliance. If the Company does not comply with existing or new laws and regulations related to protecting the privacy and security of health information it could be subject to significant monetary fines, civil penalties or criminal sanctions. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues. For example, the Company could incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information.

The clinical laboratory industry is subject to changing technology and new product introductions.

Advances in technology may lead to the development of more cost-effective technologies such as point-of-care testing equipment that can be operated by physicians or other healthcare providers in their offices or by patients themselves without requiring the services of freestanding clinical laboratories. Development of such technology and its use by the Company's customers could reduce the demand for its laboratory testing services and negatively impact its revenues.

Currently, most clinical laboratory testing is categorized as “high” or “moderate” complexity, and thereby is subject to extensive and costly regulation under CLIA. The cost of compliance with CLIA makes it impractical for most physicians to operate clinical laboratories in their offices, and other laws limit the ability of physicians to have ownership in a laboratory and to refer tests to such a laboratory. Manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling test kits approved for home or physician office use to both physicians and patients. Diagnostic tests approved for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories as well as by patients in their homes with minimal regulatory oversight. Other tests meeting certain FDA criteria also may be classified as “waived” for CLIA purposes. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories and has taken responsibility from the CDC for classifying the complexity of tests for CLIA purposes. Increased approval of “waived” test kits could lead to increased testing by physicians in their offices or by patients at home, which could affect the Company's market for laboratory testing services and negatively impact its revenues.

Health care reform and related programs (e.g. Health Insurance Exchanges), changes in government payment and reimbursement systems, or changes in payer mix, including an increase in capitated reimbursement mechanisms and evolving delivery models, could have a material adverse impact on the Company's net revenues, profitability and cash flow.

Testing services are billed to private patients, Medicare, Medicaid, commercial clients, managed care organizations (“MCOs”) and third-party insurance companies. Tests ordered by a physician may be billed to different payers depending on the medical insurance benefits of a particular patient. Most testing services are billed to a party other than the physician or other authorized person that ordered the test. Increases in the percentage of services billed to government and managed care payers could have an adverse impact on the Company's net revenues.

The various MCOs have different contracting philosophies, which are influenced by the design of the products they offer to their members. Some MCOs contract with a limited number of clinical laboratories and engage in direct negotiation of the rates reimbursed to participating laboratories. Other MCOs adopt broader networks with a largely uniform fee structure offered to all participating clinical laboratories. In addition, some MCOs have used capitation in an effort to fix the cost of laboratory testing services for their enrollees. Under a capitated reimbursement mechanism, the clinical laboratory and the managed care organization agree to a per member, per month payment to pay for all authorized laboratory tests ordered during the month by the physician for the members, regardless of the number or cost of the tests actually performed. Capitation shifts the risk of increased test utilization (and the underlying mix of testing services) to the clinical laboratory provider.

A portion of the third-party insurance fee-for-service revenues are collectible from patients in the form of deductibles, copayments and coinsurance. As patient cost-sharing increases, collectability may be impacted.

In addition, Medicare and Medicaid and private insurers have increased their efforts to control the cost, utilization and delivery of health care services, including clinical laboratory services. Measures to regulate health care delivery in general, and clinical laboratories in particular, have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. Pursuant to legislation passed in late 2003, the percentage of Medicare beneficiaries enrolled in Medicare managed care plans has increased. The percentage of Medicaid beneficiaries enrolled in Medicaid managed care plans has also increased, and is expected to continue to increase. Implementation of the Health Care Reform Law, the health care reform legislation passed in 2010, also may continue to affect coverage, reimbursement, and utilization of laboratory services, as well as administrative requirements.

The Company expects efforts to impose reduced reimbursement, more stringent payment policies and cost controls by government and other payers to continue. If the Company cannot offset additional reductions in the payments it receives for its services by reducing costs, increasing test volume and/or introducing new procedures, it could have a material adverse impact on the Company's net revenues, profitability and cash flows.

As an employer, health care reform legislation also contains numerous regulations that will require the Company to implement significant process and record keeping changes to be in compliance. These changes increase the cost of providing healthcare coverage to employees and their families. Given the limited release of regulations to guide compliance, the exact impact to employers including the Company is uncertain.

A failure to obtain and retain new customers, a loss of existing customers or material contracts, a reduction in tests ordered or specimens submitted by existing customers, or the inability to retain existing and create new relationships with health systems could impact the Company's ability to successfully grow its business.

To offset efforts by payers to reduce the cost and utilization of clinical laboratory services and to otherwise grow its business, the Company needs to obtain and retain new customers and business partners. In addition, a reduction in tests ordered or specimens submitted by existing customers, without offsetting growth in its customer base, could impact the Company's ability to successfully grow its business and could have a material adverse impact on the Company's net revenues and profitability. The Company competes primarily on the basis of the quality of testing, timeliness of test reporting, reporting and information systems, reputation in the medical community, the pricing of services and ability to employ qualified personnel. The Company's failure to successfully compete on any of these factors could result in the loss of customers and a reduction in the Company's ability to expand its customer base.

In addition, as the broader healthcare industry trend of consolidation continues, including the acquisition of physician practices by health systems, relationships with hospital-based health systems and integrated delivery networks are becoming more important. The Company's inability to create relationships with those provider systems and networks could impact its ability to successfully grow its business.

During the year ended December 31, 2015, we had a net loss of 20 customers, representing approximately $20.7 million in annual revenues. Of these losses, we had gained 10 customers representing approximately $2.5 million in annual revenues during the first nine months of 2015 and lost 30 clients representing approximately $23.2 million in annual revenues during the last quarter of 2015.

During the year ended December 31, 2014, we had a net loss of 26 customers, representing approximately $0.5 million in annual revenues.

A failure to identify and successfully close and integrate strategic acquisition targets could have a material adverse impact on the Company's business objectives and its net revenues and profitability.

Part of the Company's strategy involves deploying capital in investments that enhance the Company's business, which includes pursuing strategic acquisitions to strengthen the Company's capabilities and increase its presence in key geographic areas. Since January 1, 2013, the Company has acquired clinical laboratories in California, New Jersey and New Mexico in addition to Clinlab, Medical Mime and CollabRx. However, the Company cannot assure that it will be able to identify acquisition targets that are attractive to the Company or that are of a large enough size to have a meaningful impact on the Company's operating results. Furthermore, the successful closing and integration of a strategic acquisition entails numerous risks, including, among others:

•	failure to obtain regulatory clearance;

•	loss of key customers or employees;

•	difficulty in consolidating redundant facilities and infrastructure and in standardizing information, including lack of complete integration;

•	unidentified regulatory problems;

•	failure to maintain the quality of services that such companies have historically provided;

•	coordination of geographically-separated facilities and workforces; and

•	diversion of management's attention from the present core business of the Company.

The Company cannot assure that current or future acquisitions, if any, or any related integration efforts will be successful, or that the Company's business will not be adversely affected by any future acquisitions, including with respect to net revenues and profitability. Even if the Company is able to successfully integrate the operations of businesses that it may acquire in the future, the Company may not be able to realize the benefits that it expects from such acquisitions.

Adverse results in material litigation matters or governmental inquiries could have a material adverse effect upon the Company's business and financial condition.

The Company may become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability, contracts and employee-related matters, as well as inquiries and requests for information from governmental agencies and bodies and Medicare or Medicaid carriers requesting comment and/or information on allegations of billing irregularities, billing and pricing arrangements and other matters that are brought to their attention through billing audits or third parties. The healthcare industry is subject to substantial Federal and state government regulation and audit. Legal actions could result in substantial monetary damages as well as damage to the Company's reputation with customers, which could have a material adverse effect upon its business.

As a company with limited capital and human resources, we anticipate that more of management's time and attention will be diverted from our business to ensure compliance with regulatory requirements than would be the case with a company that has well established controls and procedures. This diversion of management's time and attention may have a material adverse effect on our business, financial condition and results of operations.

In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting when we are required to do so, investors and others may lose confidence in the reliability of our financial statements. If this occurs, the trading price of our common stock, if any, and ability to obtain any necessary equity or debt financing could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal control over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our periodic reports with the SEC. This would likely have an adverse effect on the trading price of our common stock, if any, and our ability to secure any necessary additional financing, and could result in the delisting of our common stock. In such event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

An inability to attract and retain experienced and qualified personnel could adversely affect the Company's business.

The loss of key management personnel or the inability to attract and retain experienced and qualified employees at the Company's clinical laboratories could adversely affect the business. The success of the Company is dependent in part on the efforts of key members of its management team.

In addition, the success of the Company's clinical laboratories also depends on employing and retaining qualified and experienced laboratory professionals, including specialists, who perform clinical laboratory testing services. In the future, if competition for the services of these professionals’ increases, the Company may not be able to continue to attract and retain individuals in its markets. The Company's revenues and earnings could be adversely affected if a significant number of professionals terminate their relationship with the Company or become unable or unwilling to continue their employment.

Failure in the Company's information technology systems could significantly increase testing turn-around time or billing processes and otherwise disrupt the Company's operations or customer relationships.

The Company's laboratory operations and customer relationships depend, in part, on the continued performance of its information technology systems. Despite network security measures and other precautions, the Company’s information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. In addition, the Company is in the process of integrating the information technology systems of its recently acquired subsidiaries, and the Company may experience system failures or interruptions as a result of this process. Sustained system failures or interruption of the Company's systems in one or more of its laboratory operations could disrupt the Company's ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. Breaches with respect to protected health information could result in violations of HIPAA and analogous state laws, and risk the imposition of significant fines and penalties. Failure of the Company's information technology systems could adversely affect the Company's business, profitability and financial condition.

A significant deterioration in the economy could negatively impact testing volumes, cash collections and the availability of credit.

The Company's operations are dependent upon ongoing demand for diagnostic testing services by patients, physicians, hospitals, MCOs, and others. A significant downturn in the economy could negatively impact the demand for diagnostic testing as well as the ability of patients and other payers to pay for services ordered. In addition, uncertainty in the credit markets could reduce the availability of credit and impact the Company's ability to meet its financing needs in the future.

Increasing health insurance premiums and co-payments or high deductible health plans may cause individuals to forgo health insurance and avoid medical attention, either of which may reduce demand for our products and services.

Health insurance premiums, co-payments and deductibles have generally increased in recent years. These increases may cause individuals to forgo health insurance, as well as medical attention. This behavior may reduce demand for testing by our laboratories.

Our business has substantial indebtedness.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2015, we had total debt outstanding of approximately $8.3 million, $5.4 million of which is short term. In addition our capital lease obligations were approximately $ 3.7 million at December 31, 2015.

We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt, and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forego attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

Hardware and software failures, delays in the operation of computer and communications systems, the failure to implement system enhancements or cyber security breaches may harm the Company.

The Company's success depends on the efficient and uninterrupted operation of its computer and communications systems. A failure of the network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of the business and could result in the corruption or loss of data. While certain operations have appropriate disaster recovery plans in place, there currently are not redundant facilities everywhere to provide IT capacity in the event of a system failure. Despite any precautions the Company may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, cybersecurity breaches and similar events at our various computer facilities could result in interruptions in the flow of data to the servers and from the servers to clients.

In addition, any failure by the computer environment to provide required data communications capacity could result in interruptions in service. In the event of a delay in the delivery of data, the Company could be required to transfer data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in the ability to deliver products and services to clients. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage the Company's reputation and harm the business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, acts of terrorism (particularly involving cities in which the Company has offices) and cybersecurity breaches could adversely affect the business. Although the Company carries property and business interruption insurance, the coverage may not be adequate to compensate for all losses that may occur.

Our officers and directors will have the ability to exercise significant control over the Company.

Our officers and directors may exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company or forcing management to change its operating strategies, which may be to the benefit of management but not in the interest of the stockholders of the Company.

Provisions of Delaware law and our organizational documents may discourage takeovers and business combinations that our stockholders may consider in their best interests, which could negatively affect our stock price.

Provisions of Delaware law and our certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control of the Company or deterring tender offers for our common stock that other stockholders may consider in their best interests.

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

New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and by The NASDAQ Stock Market, would likely result in increased costs to us as we respond to their requirements. We are investing resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities.

We do not intend to pay cash dividends on our Common Stock in the foreseeable future.

We have never declared cash dividends on our Common Stock and we currently do not anticipate paying any cash dividends in the foreseeable future. Accordingly, our stockholders will not realize a return on their investment unless the trading price of our Common Stock appreciates, which is uncertain and unpredictable.

We plan to use our stock to pay, to a large extent, for future acquisitions and this would be dilutive to investors.

We plan to use additional stock to pay, to a large extent, for future acquisitions, and believe that doing so will enable us to retain a greater percentage of our operating capital to pay for operations and marketing. Price and volume fluctuations in our stock might negatively impact our ability to effectively use our stock to pay for acquisitions, or could cause us to offer stock as consideration for acquisitions on terms that are not favorable to us and our stockholders. If we did resort to issuing stock in lieu of cash for acquisitions under unfavorable circumstances, it would result in increased dilution to investors.

Our Common Stock is subject to substantial dilution.

The Company has outstanding options, warrants, convertible preferred stock and convertible debt. Exercise of the options and warrants, and/or conversion of the convertible preferred stock and debt could result in substantial dilution of our Common Stock and a decline in its market price.

The following table presents the dilutive effect of our various potential common shares as of December 31, 2015:

Common shares outstanding	14,395,171
Dilutive potential shares:
Stock options	1,822,675
Warrants	6,898,560
Convertible debt	1,074,402
Convertible preferred stock	11,540,397
Total dilutive potential	21,336,034

Fully diluted common shares outstanding	35,731,205

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company does not own any real property. The table below summarizes certain information as to our principal facilities as of March 23, 2016:

Location	Purpose	Type of Occupancy
West Palm Beach, Florida	Corporate Headquarters	Leased through February 28, 2021
Charlotte, North Carolina(1)	Offices	Leased through March 31, 2017
San Francisco, California(3)	Offices	Leased through August 31, 2017
Orange City, Florida(1)	Offices	Leased through August 31, 2017
Knoxville, Tennessee(1)	Offices	Leased through December 1, 2017
Miami, Florida(2)	Laboratory	Leased through January 31, 2017
Riviera Beach, Florida(2)	Laboratory	Leased through April 30, 2018
Las Cruces, New Mexico(2)	Laboratory	Leased through April 30, 2019
Waldwick, New Jersey(2)	Laboratory	Leased through November 30, 2016
Tustin, California(2)	Laboratory	Leased through October 31, 2017

_______________

(1)	Supportive Software Solutions segment.
(2)	Clinical Laboratory Operations segment.
(3)	Decision Support and Informatics segment.

We believe that each of our facilities as presently equipped has the production capacity for its currently foreseeable level of operations.

Item 3.	Legal Proceedings

During the course of business, litigation commonly occurs. From time to time, the Company may be a party to litigation matters involving claims against the Company. The Company operates in a highly regulated industry which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company's financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims below.

Epinex Diagnostics Laboratories, Inc. (“Epinex”) has been sued in a California state court by two former employees who allege that they were wrongfully terminated, as well as a variety of unpaid wage claims. The Company participated in formal mediation on February 25, 2016 in California. This matter has been reset for trial in April 2016.

In February 2016, the Company received notice that the Internal Revenue Service had placed a lien against Medytox Solutions, Inc. and its subsidiaries relating to unpaid 2014 taxes due, plus penalties and interest, totaling $4,964,000. The Company paid $100,000 toward its 2014 tax liability in March 2016. The Company filed its 2015 Federal tax return on March 15, 2016. The 2015 return and the accompanying election to carryback the reported net operating losses will permit the Company to have the lien lifted.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the NASDAQ Capital Market under the symbol RNVA since November 3, 2015. Prior to that date our common stock was listed on the NASDAQ Capital Market under the symbol CLRX. The following table sets forth the ranges of high and low sales prices per share of our common stock as reported on the NASDAQ Capital Market for the periods indicated, as adjusted to reflect the 1-10 reverse stock split that was effective on November 2, 2015. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low
March 31, 2014	$40.20	$30.60
June 30, 2014	$33.30	$18.60
September 30, 2014	$20.50	$10.50
December 31, 2014	$10.80	$5.50
March 31, 2015	$22.30	$6.10
June 30, 2015	$11.40	$6.90
September 30, 2015	$8.00	$4.80
December 31, 2015	$7.00	$1.34

Holders

As of April 12, 2016, there were 122 holders of record of the Company’s common stock.

Dividend Distributions

Holders of the Company's Common Stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefor. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future to common stockholders. The Company accrued a monthly dividend to the holders of the Medytox Series B Preferred Stock pursuant to the terms of the Medytox Series B Preferred Stock. Dividends of $1,627,188 and $5,010,300 were accrued during the years ended December 31, 2015, and 2014, respectively. The shares of Medytox Series B Preferred Stock were cancelled as a result of the merger in exchange for shares of Rennova Series B Preferred Stock. The holders of the Rennova Series B Preferred Stock, the Rennova Series C Preferred Stock and the Rennova Series E Preferred Stock receive dividends at the same time any dividend is paid on shares of Common Stock in an amount equal to the amount such holder would have received if such shares of Preferred Stock were converted into Common Stock.

The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid on the Company's Common Stock.

Equity Compensation Plan Information

On September 25, 2013, the Company's board of directors approved and adopted the Medytox Solutions, Inc. 2013 Incentive Compensation Plan (the “Plan”). The Plan was approved by the holders of a majority of the Company's voting stock on November 22, 2013. The Plan provided for the grant of shares of common stock, options, performance shares, performance units, restricted stock, stock appreciation rights and other awards. As of the date of this report, options to purchase shares of common stock and restricted shares of common stock have been granted to the Company's employees and consultants under the Plan. As a result of the Merger, this Plan was cancelled. Any grants issued prior to the cancellation remain in force, as adjusted pursuant to the terms of the merger.

2007 Incentive Award Plan

Pursuant to the terms of the Company’s 2007 Equity Participation Plan (“2007 Equity Plan”), which became available upon the acquisition of CollabRx, Inc., an aggregate of 20,000 shares of common stock is available for grant pursuant to the 2007 Equity Plan, plus the number of shares of common stock which are or become available for issuance under the 1998 Equity Plan and the Director Option Plan and which are not thereafter issued under such plans. The 2007 Equity Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards.  The option exercise price of all stock options granted pursuant to the 2007 Equity Plan will not be less than 100% of the fair market value of the common stock on the date of grant. Stock options may be exercised as determined by the Board, but in no event after the tenth anniversary date of grant, provided that a vested nonqualified stock option may be exercised up to 12 months after the optionee's death.  Awards granted under the 2007 Equity Plan are generally subject to vesting at the discretion of the Committee.  As of December 31, 2015, 2,130 shares were available for issuance under the 2007 Equity Plan. In connection with the merger, the stockholders of the Company approved increasing the number of shares available for issuance under the 2007 Equity Plan to 50,000,000 shares and increasing the maximum number of shares any one individual may receive in any calendar year from 100,000 shares to 7,500,000 shares.

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2015:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights(1)	(c) Number of shares remaining available for future issuances under equity compensation plans (excluding shares reflected in column (a))

Equity compensation plans approved by stockholders	1,541,968	$6.41	na(2)

Equity compensation plans not approved by stockholders(3)	–	–	na

Total	1,541,968	$6.41	na(1)

____________________

na - not applicable.

(1) See Note 11 of the Consolidated Financial Statements for additional information about weighted average exercise prices.

(2) Reflects shares reserved for issuance pursuant to awards which may be granted pursuant to the 2013 Incentive Compensation Plan.

(3) Securities issued prior to the stockholder approval of the Plan on November 22, 2013.

Recent Sales of Unregistered Securities

On October 1, 2014, Medytox issued an aggregate of 7,000 shares of the Company’s Common Stock to third party consultants for services rendered.

On June 5, 2015, Medytox issued 25,000 shares to an employee as part of their compensation agreement.

On June 29, 2015, Medytox issued 1,000,000 shares to Alcimede LLC, of which our CEO is the sole manager, upon the exercise of stock options. Alcimede offset $2,500,000 of debt owed by the Company under its loan to pay the exercise price of the options.

On June 30, 2015, Medytox issued 200,000 shares to each of three consultants as compensation for services rendered.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

The voluntary resignation agreement of Mr. Forhan provided for the return and cancellation of 1,241,550 shares of Medytox Common Stock owned by him.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Cautionary Statement Concerning Forward-Looking Statements” and “Item 1A. Risk Factors”.  The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Unless stated otherwise, the words “we,” “us,” “our,” “the Company,” “Rennova Health” or “Rennova Health, Inc.” means Rennova Health, Inc.

Results of Operations

We have three operating segments 1) Clinical Laboratory Operations, 2) Supportive Software Solutions, and 3) Decision Support and Informatics Operations. We present our discussion of results of operations by segment below.

Year ended December 31, 2015 compared to the year ended December 31, 2014

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Year ended December 31,
	2015	2014	Change	%
Financial Results:
Net revenues	$17,501,189	$57,180,209	$(39,679,020)	-69.4%
Operating expenses:
Direct costs of revenue	9,013,011	15,680,215	(6,667,204)	-42.5%
General and administrative	14,730,892	15,667,060	(936,168)	-6.0%
Sales and marketing expenses	3,748,891	4,919,974	(1,171,083)	-23.8%
Impairment of goodwill and intangible assets	5,027,860	–	5,027,860	NM
Depreciation and amortization	2,178,423	1,104,606	1,073,817	97.2%

(Loss) income from operations	$(17,197,888)	$19,808,354	$(37,006,242)	-186.8%

Key Operating Measures - Revenues:
Insured tests performed	1,214,667	1,620,822	(406,155)	-25.1%
Revenue per insured test	$14.41	$35.28	$(20.87)	-59.2%
Revenue recognition percent of gross billings	20.0%	25.0%	-5.0%

Key Operating Measures - Direct Costs:
Total samples processed	61,955	67,373	(5,418)	-8.0%
Direct costs per sample	$145.48	$232.74	$(87.26)	-37.5%

The decline in net revenues related primarily to (a) a decrease in the net recovery rate of revenues from 25% of gross billings to insurance carriers to 20% of gross billings to insurance carriers, (b) the 25.1% decline in insured test volume, (c) an $18.0 million increase in reserves for bad debts, partially offset by (d) an increase in the net reimbursement rate from third party payers. The decrease in the net recovery rate resulted in a decrease in net revenues of $11.4 million. The decrease in insured test volume resulted in a decrease in net revenues of $11.5 million. The increase in the net reimbursement rate from third party payers resulted in an increase in net revenues of $1.2 million. The increase in reserves for bad debts related primarily to slower collections related to changes in billing practices and increased requirements related to medical necessity from third party payers that have increased the time it takes to collect versus the prior year.

The decline in direct costs of revenue resulted from (a) the transition of a significant portion of our testing from external reference labs to internal processing, resulting in a 37.5% decrease in direct costs per sample and (b) the 8% decline in total samples processed. The decline in direct cost per sample resulted in a $5.4 million decrease in direct costs of revenues while the decline in total samples processed resulted in a $1.3 million decrease in direct costs of revenues.

The decline in general and administrative costs resulted primarily from a decrease in the amounts charged by our Supportive Software Solutions group to our Clinical Laboratory Operations group for services provided.

The decline in sales and marketing expenses related primarily to the decline in commissionable collections related to the decline in net revenues.

We experienced a significant decline in our operating income, before impairment charges, and cash flow from our Clinical Laboratory Operations segment in 2015 as well as a decline in our market capitalization that resulted in an impairment of 100% of goodwill and intangible assets for the Clinical Laboratory Operations segment.

The increase in depreciation and amortization relates primarily to the expansion of our Riviera Beach, FL laboratory and improvements required to transition a significant portion of our testing from external reference labs to internal processing.

The following table presents key financial metrics for our Supportive Software Solutions segment:

	Year Ended December 31,
	2015	2014	Change	%
Net revenues	$2,902,667	$3,675,770	$(773,103)	-21.0%
Operating expenses:
Direct costs of revenue	309,334	240,254	69,080	28.8%
General and administrative	6,882,920	3,699,805	3,183,115	86.0%
Sales and marketing expenses	–	31,824	(31,824)	-100.0%
Bad debt	99,754	78,482	21,272	27.1%
Impairment of goodwill and intangible assets	2,742,934	–	2,742,934	NM
Depreciation and amortization	678,201	442,321	235,880	53.3%

(Loss) from operations	$(7,810,476)	$(816,916)	$(6,993,560)	856.1%

The 21% decrease in net revenues from 2014 relates primarily to a $0.9 million decline in the amounts charged by our Supportive Software Solutions group to our Clinical Laboratory Operations group for services provided, partially offset by revenues generated from the launch of our electronic health records product, Medical Mime, into the rehab sector in the fourth quarter of 2015.

The increase in general and administrative expenses relates primarily to increased development spending related to the launch and refinement of our electronic health records product into the rehab sector.

We experienced a significant decline in our operating income, excluding impairment charges, and cash flow from our Supportive Software Solutions segment in 2015 as well as a decline in our market capitalization that resulted in an impairment of 100% of goodwill and intangible assets for the segment.

The increase in depreciation and amortization relates primarily to the purchase of additional technology assets required to support the launch of our electronic health records product into the rehab sector and for support of general corporate requirements.

The following table presents key financial metrics for our Decision Support and Informatics Operations segment:

	Year Ended December 31,
	2015	2014	Change	%
Net revenues	$85,950	$–	$85,950	NM
Operating expenses:		–
Direct costs of revenue	17,299	–	17,299	NM
General and administrative	281,190	–	281,190	NM
Sales and marketing expenses	14,912	–	14,912	NM
Engineering	415,482	–	415,482	NM
Impairment of goodwill and intangible assets	10,640,559	–	10,640,559	NM
Depreciation and amortization	8,006	–	8,006	NM

(Loss) from operations	$(11,291,498)	$–	$(11,291,498)	NM

The results of our Decision Support and Informatics Operations segment are included in 2015 for the two months following our acquisition of CollabRx, Inc.. All changes versus the prior year relate to the acquisition of CollabRx, Inc. in November 2015 and the resulting creation of the Decision Support and Informatics Operations segment.

We experienced a significant decline in our market capitalization that resulted in an impairment of 100% of goodwill and intangible assets for the Decision Support and Informatics Operations segment.

The following table presents key financial metrics for our Corporate group:

	Year Ended December 31,
	2015	2014	Change	%
Operating expenses:
General and administrative	$7,982,927	$3,046,328	$4,936,599	162.1%
Sales and marketing expenses	–	15,390	(15,390)	-100.0%
Depreciation and amortization	5,424	5,420	4	0.1%

(Loss) from operations	$(7,988,351)	$(3,067,138)	$(4,921,213)	160.4%

The increase in general and administrative costs relates primarily to a $2.9 million increase in stock compensation expenses, which are non-cash, and $1.7 million in merger, acquisition and integration expenses related to the acquisition of CollabRx. The remaining $0.7 million increase relates primarily to the expansion of our management team.

The following table presents consolidating operating income and other income and expense items for the Company:

	Year Ended December 31,
	2015	2014	Change	%
Income (loss) from operations:
Clinical Laboratory Operations	$(17,197,888)	$19,808,354	$(37,006,242)	-186.8%
Supportive Software Solutions	(7,810,476)	(816,916)	(6,993,560)	856.1%
Decision Support and Informatics Operations	(11,294,498)	–	(11,291,498)	NM
Corporate	(7,988,351)	(3,067,138)	(4,921,213)	160.4%
Eliminations	55,206	(269,306)	324,512	-120.5%

(Loss) income from operations	(44,233,007)	15,654,994	(59,888,001)	-382.5%

Interest expense	(2,689,811)	(513,815)	(2,175,996)	423.5%
Other income	3,164,026	240,453	2,923,573	1215.9%

(Loss) income before income taxes	(42,523,906)	15,381,632	(57,905,538)	-376.5%

Income tax (benefit) expense	(9,028,253)	7,561,300	(16,589,553)	-219.4%

Net (loss) income	$(34,730,539)	$7,820,332	$(42,550,871)	-544.1%

The increase in interest expense relates primarily to increased borrowings in 2015 and an increase of $1.5 million in non-cash amortization of debt discounts.

Other income relates to items that are generally non-recurring in nature. Therefore, inter-period comparisons are not meaningful. In 2015, other income was comprised of a $2.3 million realized gain on derivative instruments related to the amendment and extension of one of our notes payable – related parties, a $0.3 million gain on legal settlements, and a $0.6 million unrealized gain on derivative instruments related to the change in valuation associated with our various floating price convertible debt instruments and warrants.

For 2015, our effective tax rate was 20.6% versus 49.2% for 2014. The decrease in our effective tax rate relates to a decrease in the impact of certain permanent differences of 11.0% and the accrual of a 100% valuation allowance against all of our deferred tax assets in 2015 totaling $7.9 million.

Liquidity and Capital Resources

Overview

The Company historically has utilized cash generated from operations and various credit facilities to fund working capital needs, acquisitions and capital expenditures. Future cash needs for working capital, acquisitions and capital expenditures may require management to seek additional equity or obtain additional credit facilities. The sale of additional equity could result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

For the years ended December 31, 2015 and 2014, we funded our operations primarily through cash provided by operations and borrowings from third parties. Our principal use of funds during the year ended December 31, 2015 has been for operating activities, payments on borrowings, additions to property and equipment, dividends to Preferred B shareholders, income tax obligations from prior years and general corporate expenses. Management believes that based on the current level of operations, cash flow from operations and financing activities, the Company will have sufficient liquidity to fund anticipated expenses, tax obligations and other commitments for the next twelve months.

Liquidity and Capital Resources during the year ended December 31, 2015 compared to the year ended December 31, 2014

The following table presents our capital resources as of December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014	Change
Cash	$8,833,230	$2,406,246	$6,426,984
Working capital	$4,218,687	$2,180,708	$2,037,979
Total debt	$8,306,817	$3,536,684	$4,770,133
Total equity	$(1,193,799)	$15,043,824	$(16,237,623)

The following table presents the major sources and uses of cash for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Change
Cash from operations	$(12,561,861)	$7,701,730	$(20,263,591)
Cash from investing activities	4,281,470	(4,023,219)	8,304,689
Cash from financing activities	14,707,375	(5,413,681)	20,121,056
Net change in cash	$6,426,984	$(1,735,170)	$8,162,154

The decline in cash from operations from 2014 to 2015 is presented in the following table:

	Year Ended December 31,
	2015	2014	Change
Net income	$(34,730,539)	$7,820,332	$(42,550,871)
Non-cash adjustments to income	23,251,434	2,206,827	21,044,607
Change in accounts receivable	9,138,114	(6,408,774)	15,546,888
Change in accounts payable and accrued expenses	1,630,662	432,352	1,198,310
Change in income tax assets and liabilities	(10,907,859)	3,966,606	(14,874,465)
Change in other assets and liabilities	(943,673)	(315,613)	(628,060)
Cash from operations	$(12,561,861)	$7,701,730	$(20,263,591)

The decline in net income is discussed in results of operations above. The increase in non-cash adjustments to revenue relates primarily to a $16.8 million impairment of goodwill and intangibles in 2015 and a $2.9 million increase in stock-based compensation expense.

The decrease in accounts receivable relates primarily to increased bad debt write-offs of $18.0 million due to slower collections related to changes in billing practices and increased requirements related to medical necessity from third party payers that have increased the time it takes to collect versus the prior year.

The larger increase in accounts payable and accrued expenses relates primarily to a $1.1 million increase in accrued dividends on Medytox Series B Preferred Stock over 2014. The Medytox Series B Preferred Stock is no longer outstanding and therefore no further dividends will be accrued.

The decrease in income tax assets and liabilities relates primarily to the decrease in pre-tax income that has resulted in a $2.4 million income tax refund due for 2013 and taxes paid in cash of $1.8 million in 2015 that were accrued at December 31, 2014.

The increase in cash from investing activities relates primarily to $4.7 million of cash received in the acquisition of CollabRx in 2015, $1.6 million of cash paid for acquisitions in 2014 and a $2.0 million decrease in capital expenditures related to the completion of the build out of our Riviera Beach, FL laboratory.

The increase in cash from financing activities relates primarily to a public offering of common and preferred stock, both with attached warrants, in December 2015 that generated $9.2 million in cash, of which $7.0 million was allocated to the warrants, a $3.4 million decrease in payments of accrued dividends on the Medytox Series B Preferred stock and changes in overall borrowings and repayments on debt instruments. For a description of our various debt instruments and specific transactions, see Note 8 – Notes Payable to the Consolidated Financial Statements.

Going Concern

The Company’s consolidated financial statements and management’s discussion and analysis of financial condition and results of operations are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has recently accumulated significant losses and has negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

The Company is currently executing on a plan of action to increase the volume of samples processed by its labs. In addition, the Company is executing on a plan of action to increase the number of customers for its supportive software solutions. While the results of these plans of action are encouraging, no conclusion can be drawn at this time about the ultimate efficacy of these plans of action.

In order to support the Company’s continued operation, the Company received $5,000,000 from pledging certain of its accounts receivable as collateral to a prepaid forward purchase contract. The Company is also entitled to $2,415,103 in income tax refunds, the claim for which was filed with the IRS in early April 2016. There can be no assurance as to the timing of the receipt of the income tax refunds for which the Company has filed.

There can be no assurance that the Company will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraphs and eventually regain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our principal accounting policies are described in Note 2 of the consolidated financial statements included in Item 8 of this report. The preparation of the financial statements in accordance with accounting principles generally accepted in the Unites States (“U.S. GAAP”) requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. Significant accounting policies, including areas of critical management judgments and estimates, include the following:

Revenue Recognition

Service revenues are principally generated from laboratory testing services including chemical diagnostic tests such as blood analysis and urine analysis. Net service revenues are recognized at the time the testing services are performed and are reported at their estimated net realizable amounts.

Net service revenues are determined utilizing gross service revenues net of allowances. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payer such as Medicare, Medicaid or a commercial insurance provider to pay all or a portion of their healthcare expenses; the majority of services provided by us are to patients covered under a third party payor contract. Despite follow up billing efforts, the Company does not currently anticipate collection of a significant portion of self-pay billings including the patient responsibility portion of the billing for patients covered by third party payors. The Company currently does not have any capitated agreements. In the remainder of the cases, the Company is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payer for health service providers like us. Each of these third party payers may differ not only with regard to rates, but also with regard to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of procedures and judgments that require industry specific healthcare experience and an understanding of payer methods and trends.

We review our calculations on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payer groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payer groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed. The provision for bad debts represents our estimate of net revenues that will ultimately be uncollectable and is based upon our analysis of historical payment rates by specific payer groups on a monthly basis with primary weight being given to the most recent trends; this approach allows bad debt to more accurately adjust to short-term changes in the business environment. These two calculations are routinely analyzed by us on the basis of actual allowances issued by payers and the actual payments made to determine what adjustments, if any, are needed. Based on the calculations at December 31, 2014, we determined that the collectible portion of our gross billings that should be reflected in net revenues was 25% of the outgoing billings. At December 31, 2015, we determined that the collectible portion of our gross billings that should be reflected in net revenues was 20% of the outgoing billings. This change was impacted, in part, by certain third party payers that had, at various times during 2015, unilaterally stopped payments to our labs. Those amounts are currently in dispute with those third party payers.

Contractual Allowances and Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for credits and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for contractual credits and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectability of these receivables or reserve estimates. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Historically, revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to provision for bad debts within selling, general and administrative expenses.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

As of December 31, 2015, management determined that its goodwill and intangible assets were impaired. As such, it recorded an impairment charge totaling $18.4 million.

Fair Value of Financial Instruments

The Company's balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820 “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 -	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 -	Inputs that are both significant to the fair value measurement and unobservable.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

On September 25, 2013, the Company's board of directors approved and adopted the Medytox Solutions, Inc. 2013 Incentive Compensation Plan (the “Plan”). The Plan was approved by the holders of a majority of the voting stock of the Company on November 22, 2013. The Plan provided for the grant of shares of common stock, options, performance shares, performance units, restricted stock, stock appreciation rights and other awards. The Plan was cancelled in connection with the Merger. All grants made under the Plan remain in force, as adjusted pursuant to the terms of the Merger.

Pursuant to the terms of the Company’s 2007 Equity Participation Plan (“2007 Equity Plan”), which became available upon the acquisition of CollabRx, Inc., an aggregate of 20,000 shares of common stock is available for grant pursuant to the 2007 Equity Plan, plus the number of shares of common stock which are or become available for issuance under the 1998 Equity Plan and the Director Option Plan and which are not thereafter issued under such plans. The 2007 Equity Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards.  The option exercise price of all stock options granted pursuant to the 2007 Equity Plan will not be less than 100% of the fair market value of the common stock on the date of grant. Stock options may be exercised as determined by the Board, but in no event after the tenth anniversary date of grant, provided that a vested nonqualified stock option may be exercised up to 12 months after the optionee's death. Awards granted under the 2007 Equity Plan are generally subject to vesting at the discretion of the Committee. As of December 31, 2015, 2,130 shares were available for issuance under the 2007 Equity Plan. In connection with the Merger, the stockholders of the Company approved increasing the number of shares available for issuance under the 2007 Equity Plan to 50,000,000 shares and increasing the maximum number of shares any one individual may receive in any calendar year from 100,000 shares to 7,500,000 shares.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the options, warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in stockholders' equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Index to Financial Statements

RENNOVA HEALTH, INC.	PAGE
Reports of Independent Registered Public Accounting Firm	F-2 - F3
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-4 - F-5
Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014	F-7 - F-8
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015 and 2014	F-9 - F-10
Notes to Consolidated Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Rennova Health, Inc.

We have audited the accompanying balance sheet of Rennova Health, Inc. as of December 31, 2015, and the related statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rennova Health, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company, CPAs

Green & Company, CPAs

Temple Terrace, Florida

April 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Medytox Solutions, Inc.

We have audited the accompanying balance sheet of Medytox Solutions, Inc. as of December 31, 2014, and the related statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medytox Solutions, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Green & Company, CPAs

Green & Company, CPAs

Temple Terrace, Florida

April 15, 2015

RENNOVA HEALTH, INC. & SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$8,833,230	$2,406,246
Accounts receivable, net	8,149,484	17,463,947
Prepaid expenses and other current assets	1,193,077	170,353
Income tax refunds receivable	2,415,013	–
Deferred tax assets	–	28,300
Deposits on acquisitions	–	259,875
Total current assets	20,590,804	20,328,721

Property and equipment, net	7,148,295	7,678,123

Other assets:
Intangible assets, net	–	4,436,473
Goodwill	–	3,139,942
Deposits	232,774	177,495
Total assets	$27,971,873	$35,760,754

See accompanying notes to consolidated financial statements.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,360,035	$3,356,797
Accrued expenses	5,285,455	2,297,416
Income tax liabilities	–	8,087,946
Current portion of notes payable	269,031	443,292
Current portion of notes payable, related party	5,133,888	3,000,000
Current portion of capital lease obligations	1,323,708	962,562

Total current liabilities	16,372,117	18,148,013

Other liabilities:
Notes payable, net of current portion	2,903,898	93,392
Capital lease obligations, net of current portion	2,394,171	2,222,625
Derivative liabilities	7,495,486	–
Deferred tax liabilities	–	252,900

Total liabilities	29,165,672	20,716,930

Commitments and contingencies

Stockholders' equity:
Through November 2, 2015:
Preferred stock, 100,000,000 shares authorized:
Series B preferred stock, $0.0001 par value, 5,000 shares authorized, issued and outstanding at December 31, 2014	–	1
Series D preferred stock, $0.0001 par value, 200,000 shares authorized, issued and outstanding at December 31, 2014	–	20
Series E preferred stock, $0.0001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding at December 31, 2014	–	10
After November 2, 2015:
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.01 par value, 5,000 shares authorized, issued and outstanding at December 31, 2015	50	–
Series C preferred stock, $0.01 par value, 10,350 shares authorized, 9,000 shares issued and outstanding at December 31, 2015	90	–
Series E preferred stock, $0.01 par value, 45,000 shares authorized, 45,000 shares issued and outstanding at December 31, 2015	450	–
Common stock, $0.01 par value, 50,000,000 shares authorized, 14,395,171 and 11,885,414 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	143,951	118,854
Additional paid-in-capital	25,456,870	5,241,419
(Accumulated deficit) retained earnings	(26,795,210)	9,562,517
Total Rennova Health stockholders' equity	(1,193,799)	14,922,820
Noncontrolling interest	–	121,004
Total stockholders' equity	(1,193,799)	15,043,824

Total liabilities and stockholders' equity	$27,971,873	$35,760,754

See accompanying notes to consolidated financial statements.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2015	2014
Revenues
Gross charges, net of contractual allowances and discounts	$37,887,068	$77,223,964
Provision for bad debts	(19,494,030)	(19,296,144)
Net Revenues	18,393,038	57,927,820

Operating expenses:
Direct costs of revenue	9,339,644	15,920,468
General and administrative	27,846,160	19,712,018
Legal fees related to disputed subsidiary	–	94,217
Sales and marketing expenses	3,763,802	4,967,188
Engineering	415,482	–
Bad debt	99,754	78,482
Impairment of goodwill and intangible assets	18,411,353
Depreciation and amortization	2,749,850	1,500,453
Total operating expenses	62,626,045	42,272,826

Income (Loss) from operations	(44,233,007)	15,654,994

Other income (expense):
Other income	252	489
Realized gain on derivative instruments	2,327,756	–
Unrealized gain (loss) on derivative instruments	560,990	–
Gain on disposition of subsidiary	–	134,184
Gain (Loss) on legal settlement	275,028	105,780
Interest expense	(2,689,811)	(513,815)
Total other income (expense)	474,215	(273,362)

Income (Loss) before income taxes	(43,758,792)	15,381,632
Provision for income taxes	(9,028,253)	7,561,300
Net income (loss) attributable to Rennova Health	(34,730,539)	7,820,332
Preferred stock dividends	1,627,188	5,010,300
Net income (loss) attributable to Rennova Health common shareholders	$(36,357,727)	$2,810,032

Net income (loss) per common share:
Basic	$(2.93)	$0.23
Diluted	$(2.93)	$0.22

Weighted average number of common shares outstanding during the period:
Basic	12,423,294	12,247,978
Diluted	12,423,294	12,667,858

See accompanying notes to consolidated financial statements

RENNOVA HEALTH, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014
Cash flows from (used in) operating activities:
Net income (loss)	$(34,730,539)	$7,820,332
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	2,749,850	1,500,453
Non-cash gain on derivative instruments	(2,888,746)	–
Stock issued in lieu of cash compensation	2,905,000	162,500
Stock issued for services	–	180,000
Stock-based compensation	722,829	509,585
Bad debts	99,754	78,482
Impairment of goodwill and intangible assets	18,411,353	–
Accretion of beneficial conversion feature as interest	1,146,422	3,278
Accretion of debt discount	380,000	–
Write-off of deferred issuance costs	–	12,500
Gain on disposition of subsidiary	–	(134,185)
Gain on legal settlement	(275,028)	(105,780)
Changes in operating assets and liabilities:
Accounts receivable	9,138,114	(6,408,774)
Prepaid expenses and other current assets	(927,024)	24,025
Deposits on acquisitions	–	(259,875)
Deferred tax assets	28,300	1,720,300
Security deposits	(45,279)	(79,763)
Accounts payable	1,046,802	1,272,949
Accrued expenses	584,190	(840,603)
Income tax assets and liabilities	(10,502,959)	2,035,206
Deferred tax liabilities	(404,909)	211,100
Net cash provided (used in) by operating activities	(12,561,861)	7,701,730

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(456,303)	(2,491,567)
Cash paid for acquisitions	–	(1,600,000)
Cash received in acquisitions	4,737,773	68,348
Net cash provided by (used in) investing activities	4,281,470	(4,023,219)

Cash flows provided by (used in) financing activities:
Proceeds from the sale equity, net of offering costs of $1,156,663	8,843,337	–
Dividends on Series B preferred stock	(441,311)	(4,457,755)
Proceeds from issuance of notes payable, related party	5,630,000	3,000,000
Proceeds from issuance of notes payable	3,000,000	–
Payments on notes payable	(1,218,459)	(3,498,800)
Payments on capital lease obligations	(1,106,192)	(457,126)
Net cash provided by (used in) financing activities	14,707,375	(5,413,681)

Net increase (decrease) in cash	6,426,984	(1,735,170)

Cash at beginning of period	2,406,246	4,141,416

Cash at end of period	$8,833,230	$2,406,246

See accompanying notes to consolidated financial statements

Continued

RENNOVA HEALTH, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$624,896	$510,537
Cash paid for taxes	$1,386,955	$3,920,633

Non-cash investing and financing activities:
Net liabilities acquired in acquisitions, net of cash	$–	$(906,819)
Intangible assets	$–	$–
Goodwill	$–	$(1,713,943)
Accrued expenses	$–	$–
Contingent acquisition liability	$–	$10,217
Acquisition payment liabilities	$–	$150,000
Notes payable issued	$–	$385,545
Common stock	$–	$1
Series D preferred stock	$–	$20
Series E preferred stock	$–	$10
Additional paid in capital	$–	$2,074,969
Exercise of stock options as reduction of notes payable, related party:
Current portion of notes payable, related party	$(2,500,000)	$–
Common stock	$100	$–
Additional paid-in-capital	$2,499,900	$–
Adjustment of goodwill for Medical Mime, Inc.:
Accounts receivable	$131,270	$–
Goodwill	$(87,707)	$–
Accounts payable	$(43,563)	$–
Acquisition of noncontrolling interest in Biohealth Medical Laboratory, Inc.:
Deposits on acquisitions	$259,875	$–
Goodwill	$(138,871)	$–
Noncontrolling interest	$(121,004)	$–
Acquisition of CollabRx, Inc.
Cash	$4,737,773	$–
Accounts receivable	$54,675	$–
Other current assets	$105,700	$–
Property and equipment	$92,636	$–
Accounts payable and accrued expenses	$(1,120,000)	$–
Deferred revenue	$(123,000)	$–
Other liabilities	$(520,070)	$–
Derivative liabilities	$(1,578,976)	$–
Identifiable intangible assets	$170,000	$–
Goodwill	$10,470,559	$–
Common stock	$(10,487)	$–
Additional paid-in capital	$(12,278,810)	$–
Capital lease assets acquired	$(1,638,884)	$(3,043,500)
Capital lease obligations	$1,638,884	$3,043,500
Series D preferred stock converted to common stock:
Series D preferred stock	$(20)	$–
Common stock	$16	$–
Additional paid in capital	$4	$–
Series E preferred stock converted to common stock:
Series E preferred stock	$(5)	$–
Common stock	$5	$–
Additional paid in capital	$–	$–
Common stock issued as payment of accrued bonuses:
Accrued bonuses	$–	$(525,000)
Common stock	$–	$21
Additional paid in capital	$–	$524,979

See accompanying notes to consolidated financial statements.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the years ended December 31, 2015 and 2014

Preferred stock
	Series B		Non-Designated		Series D		Series E		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2013	5,000	$1	–	$–	–	$–	–	$–	5,000	$1

Common stock issued for services	–	–	–	–	–	–	–	–	–	–

Common stock issued for accrued bonuses	–	–	–	–	–	–	–	–	–	–

Common stock issued for acquisition of assets	–	–	–	–	–	–	–	–	–	–

Series D preferred stock issued in acquisition of Clinlab, Inc.	–	–	–	–	200,000	20	–	–	200,000	20

Stock option expense	–	–	–	–	–	–	–	–	–	–

Common stock returned from shareholder and cancelled	–	–	–	–	–	–	–	–	–	–

Series E preferred stock issued in acquisition of Epinex	–	–	–	–	–	–	100,000	10	100,000	10

Write-off of deferred issuance costs	–	–	–	–	–	–	–	–	–	–

Dividends on Series B preferred stock	–	–	–	–	–	–	–	–	–	–

Net income for the year ended December 31, 2014	–	–	–	–	–	–	–	–	–	–

Balance December 31, 2014	5,000	$1	–	$–	200,000	$20	100,000	$10	305,000	$31

Common stock issued for services	–	–	–	–	–	–	–	–	–	–

Stock options exercised for common stock	–	–	–	–	–	–	–	–	–	–
									–	–
Series D preferred stock converted to common stock	–	–	–	–	(200,000)	(20)	–	–	(200,000)	(20)

Stock option expense	–	–	–	–	–	–	–	–	–	–

Adjust minority interest in Biohealth	–	–	–	–	–	–	–	–	–	–

Series E preferred stock converted to common stock	–	–	–	–	–	–	(55,000)	(6)	(55,000)	(6)

Balance November 2, 2015	5,000	$1	–	$–	–	$–	45,000	$4	50,000	$5

	Preferred stock
	Series B		Series C		Non-Designated		Series E		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance November 2, 2015	5,000	$1	–	$–	–	$–	45,000	$4	50,000	$5

Cancellation of Medytox shares	(5,000)	(1)	–	–	–	–	(45,000)	(4)	(50,000)	(5)

Issuance of Rennova shares	5,000	50	–	–	–	–	45,000	450	50,000	500

Shares issued in merger with CollabRx, Inc.	–	–	–	–	–	–	–	–	–	–

Stock issued for cash, net of offering costs of $1,156,663	–	–	9,000	90	–	–	–	–	9,000	90

Allocation of offering proceeds to derivative liabilities	–	–	–	–	–	–	–	–	–	–

Dividends on Series B preferred stock	–	–	–	–	–	–	–	–	–	–

Net loss for the year ended December 31, 2015	–	–	–	–	–	–	–	–	–	–

Balance December 31, 2015	5,000	$50	9,000	$90	–	$–	45,000	$450	59,000	$590

See accompanying notes to consolidated financial statements.

Continued

RENNOVA HEALTH, INC. & SUBSIDIARIES

Consolidated Statement of Stockholders' Equity (Continued)

For the years ended December 31, 2015 and 2014

				Accumulated
	Common stock		Additional	other	Deferred			Total
			paid-in	comprehensive	issuance	Noncontrolling	Retained	stockholders'
	Shares	Amount	capital	income	costs	interests	earnings	equity

Balance, December 31, 2013	12,274,386	$122,744	$1,785,479	$–	$(12,500)	$121,004	$6,752,485	$8,769,213

Common stock issued for services	29,494	295	179,705	–	–	–	–	180,000

Common stock issued for accrued bonuses	86,024	860	524,140	–	–	–	–	525,000

Common stock issued for acquisition of assets	4,096	41	24,959	–	–	–	–	25,000

Series D preferred stock issued in acquisition of Clinlab, Inc.	–	–	1,249,980	–	–	–	–	1,250,000

Stock option expense	–	–	672,079	–	–	–	–	672,079

Common stock returned from shareholder and cancelled	(508,586)	(5,086)	5,086	–	–	–	–	–

Series E preferred stock issued in acquisition of Epinex	–	–	799,990	–	–	–	–	800,000

Write-off of deferred issuance costs	–	–	–	–	12,500	–	–	12,500

Dividends on Series B preferred stock	–	–	–	–	–	–	(5,010,300)	(5,010,300)

Net income for the year ended December 31, 2014	–	–	–	–	–	–	7,820,332	7,820,332

Balance December 31, 2014	11,885,414	$118,854	$5,241,418	$–	$–	$121,004	$9,562,517	$15,043,824

Common stock issued for services	317,469	3,175	2,901,825	–	–	–	–	2,905,000

Stock options exercised for common stock	409,638	4,096	2,495,904	–	–	–	–	2,500,000
	–	–
Series D preferred stock converted to common stock	64,641	646	(626)	–	–	–	–	–

Stock option expense	–	–	722,829	–	–	–	–	722,829

Adjust minority interest in Biohealth	–	–	–	–	–	(121,004)	–	(121,004)

Series E preferred stock converted to common stock	24,110	241	(235)	–	–	–	–	–

Balance November 2, 2015	12,701,272	$127,012	$11,361,115	$–	$–	$–	$9,562,517	$21,050,649

				Accumulated
	Common stock		Additional	other	Deferred			Total
			paid-in	comprehensive	issuance	Noncontrolling	Retained	stockholders'
	Shares	Amount	capital	income	costs	interests	earnings	equity

Balance November 2, 2015	12,701,272	$127,012	$11,361,115	$–	$–	$–	$9,562,517	$21,050,649

Cancellation of Medytox shares	–	–	5	–	–	–	–	–

Issuance of Rennova shares	–	–	(500)	–	–	–	–	–

Shares issued in merger with CollabRx, Inc.	1,048,738	10,487	12,278,810	–	–	–	–	12,289,297

Stock issued for cash, net of offering costs of $1,156,663	645,161	6,452	8,836,795	–	–	–	–	8,843,337

Allocation of offering proceeds to derivative liabilities	–	–	(7,019,355)	–	–	–	–	(7,019,355)

Dividends on Series B preferred stock	–	–	–	–	–	–	(1,627,188)	(1,627,188)

Net loss for the year ended December 31, 2015	–	–	–	–	–	–	(34,730,539)	(34,730,539)

Balance December 31, 2015	14,395,171	$143,951	$25,456,870	$–	$–	$–	$(26,795,210)	$(1,193,799)

See accompanying notes to consolidated financial statements.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 1 – Description of Business and Basis of Presentation

Rennova Health, Inc. (“Rennova”), together with its subsidiaries (the “Company”, “we”, “us” or “our”), is a vertically integrated provider of a suite of healthcare related products and services. Our principal lines of business are diagnostic laboratory services, and supportive software solutions and decision support and informatics operations services. We present our financial results based upon our two business segments listed above.

Merger between the Company and Medytox Solutions, Inc.

On November 2, 2015, pursuant to the terms of the Agreement and Plan of Merger, dated as of April 15, 2015, by and among the Company, CollabRx Merger Sub, Inc. (“Merger Sub”), a direct wholly owned subsidiary of the Company formed for the purpose of the merger, and Medytox Solutions, Inc. (“Medytox”), Merger Sub merged with and into Medytox, with Medytox as the surviving company and a direct, wholly-owned subsidiary of the Company (the “Merger”). Prior to closing, the Company amended its certificate of incorporation to effect a 1-for-10 reverse stock split and to change its name to Rennova Health, Inc. In connection with the Merger, (i) each share of common stock of Medytox was converted into the right to receive approximately 0.4096 shares of common stock of the Company, (ii) each share of Series B Preferred Stock of Medytox was converted into the right to receive one share of a newly-authorized Series B Convertible Preferred Stock of the Company, and (iii) each share of Series E Convertible Preferred Stock of Medytox was converted into the right to receive one share of a newly-authorized Series E Convertible Preferred Stock of the Company. This transaction has been accounted for as a reverse merger in accordance with Generally Accepted Accounting Policies.

Holders of Company equity prior to the closing of the Merger (including all outstanding Company common stock and all restricted stock units, options and warrants exercisable for shares of Company common stock) held 10% of the Company's common stock immediately following the closing of the Merger, and holders of Medytox equity prior to the closing of the Merger (including all outstanding Medytox common stock and all outstanding options exercisable for shares of Medytox common stock, but less certain options that were cancelled upon the closing pursuant to agreements between Medytox and such optionees) held 90% of the Company's common stock following the closing of the Merger, in each case on a fully diluted basis, provided, however, outstanding shares of the newly designated Series B Convertible Preferred Stock and Series E Convertible Preferred Stock, certain outstanding convertible promissory notes exercisable for Company common stock after the closing and certain option grants expected to be made following the closing of the Merger are excluded from such ownership percentages.

On November 3, 2015, the common stock of Rennova Health, Inc. commenced trading on the Nasdaq Capital Market under the symbol “RNVA.” Prior to that date, our common stock was listed on the NASDAQ Capital Market under the symbol “CLRX.” Immediately after the consummation of the Merger, the Company had 13,750,010 shares of common stock, 5,000 shares of Series B Convertible Preferred Stock and 45,000 shares of Series E Convertible Preferred Stock issued and outstanding.

This transaction was accounted for as a reverse merger, as such, the financial statements presented prior to November 2, 2015 are those of Medytox and the financial statements presented after November 2, 2015 reflect the operations, of the combined company. All Common share amounts prior to November 2, 2015 have been retroactively restated to reflect the conversion ratio.

On March 16, 2016, the Company was notified by the Nasdaq that the bid price of the Company's common stock closed below the minimum $1.00 share requirement for continued inclusion under Nasdaq Rule 5550(a)(2) (the “Rule”). In accordance with Nasdaq Rule 5810(c)(3)(A), the Company has 180 calendar days, or until September 12, 2016, to regain compliance. If at any time before September 12, 2016, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will regain compliance with the Rule. If the Company does not regain compliance by September 12, 2016, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the bid price requirement).

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The Company’s consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has recently accumulated significant losses and has negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

The Company is currently executing on a plan of action to increase the volume of samples processed by its labs. In addition, the Company is executing on a plan of action to increase the number of customers for its supportive software solutions. While the results of these plans of action are encouraging, no conclusion can be drawn at this time about the ultimate efficacy of these plans of action.

In order to support the Company’s continued operation, the Company received proceeds of $5,000,000 from pledging certain of its accounts receivable as collateral to a prepaid forward purchase contract. The Company is also entitled to $2,415,103 in income tax refunds, the claim for which was filed with the IRS in early April 2016. There can be no assurance as to the timing of the receipt of the income tax refunds for which the Company has filed.

There can be no assurance that the Company will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraphs and eventually regain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reclassifications

Certain items on the statement of operations, balance sheets and statements of cash flows for the year ended December 31, 2014 have been reclassified to conform to the current period presentation.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas of estimation include the impairment of assets and rates for amortization, accrued liabilities, future income tax obligations and the inputs used in calculating stock-based compensation and transactions. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of Rennova Health, Inc. and its wholly-owned subsidiaries, Health Technology Solutions, Inc., Medytox Institute of Laboratory Medicine, Inc., Medical Billing Choices, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Medytox Medical Marketing & Sales, Inc., Alethea Laboratories, Inc., EPIC Reference Labs, Inc., International Technologies, LLC, ClinLab, Inc., Medical Mime, Inc., Epinex Diagnostics Laboratories, Inc., Biohealth Medical Laboratory, Inc., Platinum Financial Solutions, Ltd., Platinum Financial Solutions, LLC, and CollabRx, Inc. Due to the dispute with Trident and its selling shareholders (see Note – 4), the accounts of Trident Laboratories, Inc. have been excluded from consolidation.  Effective March 31, 2014, the Company’s management determined that the net assets of Trident were not recoverable and, as such, the Company accounted for the disputed assets and liabilities as if they had been disposed, resulting in a gain on disposition of $134,184. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and 2014, respectively, the Company had no cash equivalents.

Revenue Recognition

Service revenues are principally generated from laboratory testing services including chemical diagnostic tests such as blood analysis and urine analysis. Net service revenues are recognized at the time the testing services are performed and are reported at their estimated net realizable amounts.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Net service revenues are determined utilizing gross service revenues net of contractual allowances. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or a commercial insurance provider to pay all or a portion of their healthcare expenses; the majority of services provided by the Company are to patients covered under a third party payer contract. Despite follow up billing efforts, the Company does not currently anticipate collection of a significant portion of self-pay billings including the patient responsibility portion of the billing for patients covered by third party payers. The Company currently does not have any capitated agreements. In the remainder of the cases, the Company is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payer for health service providers like The Company. Each of these third party payers may differ not only with regard to rates, but also with regard to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of procedures and judgments that require industry specific healthcare experience and an understanding of payer methods and trends.

We review our calculations on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payer groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payer groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed. The provision for bad debts represents our estimate of net revenues that will ultimately be uncollectable and is based upon our analysis of historical payment rates by specific payer groups on a monthly basis with primary weight being given to the most recent trends; this approach allows bad debt to more accurately adjust to short-term changes in the business environment. These two calculations are routinely analyzed by The Company on the basis of actual allowances issued by payers and the actual payments made to determine what adjustments, if any, are needed.

Contractual Allowances and Doubtful Accounts Policy

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for contractual credits and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectability of these receivables or reserve estimates. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Historically, revisions to the allowances for doubtful accounts estimates were recorded as an adjustment to the provision for bad debts within selling, general and administrative expenses. See Note 5 – Accounts Receivable

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in connection with business acquisitions. Goodwill is tested at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The annual impairment review is completed in the fourth quarter of the year.

If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment based upon an allocation of the estimate of fair value  to the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets, based upon known facts and circumstances as if the acquisition occurred currently. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds the implied fair value of the goodwill. This test performed in the fourth quarter of 2015 indicated that goodwill and intangible assets related to all operating segments was impaired.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Impairment losses, if any, are reflected in operating income or loss in the Consolidated Statements of Operations. In the fourth quarter of 2015, the Company recognized impairment losses on goodwill and other intangible assets of $18,411,353.

For the year ended December 31, 2015, total realized and unrealized gains on instruments valued using Level 3 valuation methods was $2,888,746. There were no gains or losses related to instruments valued using Level 3 valuation methods for the year ended December 31, 2014.

For beneficial conversion features valued using Level 3 valuation methods, the Company determines the fair value as of each balance sheet date by comparing the discounted conversion price per share multiplied by the number of shares issuable at that date to the actual price per share multiplied by the number of shares issuable at that date. The difference is recorded as a liability. For beneficial conversion features, all inputs are observable and therefore there is no sensitivity in the valuation to unobservable inputs.

For contingently issuable variable priced warrants and variable priced warrants, the Company determines the fair value as of each balance sheet date by using the Black-Scholes option pricing model as though the exercise price of the warrants were reduced to the last market closing price of its stock for the period, to the extent that it is less than the then current exercise price. The value calculated is recorded as a liability. For contingently issuable variable priced warrants and variable priced warrants, all inputs are observable and therefore there is no sensitivity in the valuation to unobservable inputs.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820 “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 - fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of December 31, 2015 and 2014 the fair values of the Company’s financial instruments approximate their historical carrying amount.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015 and 2014:

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Beneficial conversion features:
Current Liabilities	$(324,533)	$–	$–	$(324,533)
Other Liabilities	$(186,119)	$–	$–	$(186,119)
Contingently issuable variable priced warrants:
Current Liabilities	$(1,945,467)	$–	$–	$(1,945,467)
Variable priced warrants:
Other Liabilities	$(7,495,486)	$–	$–	$(7,495,486)

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Beneficial conversion features:
Current Liabilities	$(1,000,000)	$–	$–	$(1,000,000)
Contingently issuable variable priced warrants:
Current Liabilities	$(380,000)	$–	$–	$(380,000)

For the year ended December 31, 2015, total realized and unrealized gains on instruments valued using Level 3 valuation methods was $2,888,746. There were no gains or losses related to instruments valued using Level 3 valuation methods for the year ended December 31, 2014.

For beneficial conversion features valued using Level 3 valuation methods, the Company determines the fair value as of each balance sheet date by comparing the discounted conversion price per share multiplied by the number of shares issuable at that date to the actual price per share multiplied by the number of shares issuable at that date. The difference is recorded as a liability. For beneficial conversion features, all inputs are observable and therefore there is no sensitivity in the valuation to unobservable inputs.

For contingently issuable variable priced warrants and variable priced warrants, the Company determines the fair value as of each balance sheet date by using the Black-Scholes option pricing model as though the exercise price of the warrants were reduced to the last market closing price of its stock for the period, to the extent that it is less than the then current exercise price. The value calculated is recorded as a liability. For contingently issuable variable priced warrants and variable priced warrants, all inputs are observable and therefore there is no sensitivity in the valuation to unobservable inputs.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in stockholders' equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

The Company issues stock to consultants for various services. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized. When projected future taxable income is insufficient to provide for the realization of deferred tax assets, the Company recognizes a valuation allowance.

The FASB has issued ASC 740 “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2015.

As of December 31, 2015, the Company has recorded a valuation allowance on 100% of its deferred tax assets totaling $7,913,310.

Basic and Diluted Income per Share

The Company computes income per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potential dilutive equivalent shares of common stock outstanding during the period using the treasury stock method and convertible debt and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, convertible debt, convertible preferred stock, or warrants.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has three operating segments as of December 31, 2015; Laboratory Services, Supportive Software Solutions, and Decision Support and Informatics Operations. As of December 31, 2014, the Company had two operating segments, Clinical Laboratory Operations and Supportive Software Solutions (formerly titled “Medical Support Solutions”).

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 3 – Recent Accounting Pronouncements

Title and reference	Prescribed	Commentary
Effective Date
ASU No. 2105-16, “Business Combinations” (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.	Fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.	In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations” (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2105-16 requires that (i) an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, and (iii) an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this Update apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in this guidance are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this guidance are not expected to have a significant impact on our Financial Statements upon adoption.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

ASU No. 2015-15, “Interest—Imputation of Interest” (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.	Effective upon issuance	In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest” (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15). In ASU 2015 -15, the SEC adds guidance to Subtopic 835-30 pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest” (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. According to the SEC, the guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance in ASU 2015-15 is effective upon issuance. The guidance in ASU 2015-15 and ASU 2015-03 are not expected to have a significant impact on our Financial Statements upon adoption.
ASU No. 2015-14, “Revenue from Contracts with Customers” (Topic 606): Deferral of the Effective Date.	Effective upon issuance	In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers” (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 effectively defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606), by one year for all entities. In May 2014, the FASB issued ASU 2014-09 with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period for public business entities, certain not-for-profit entities, and certain employee benefit plans. The effective date for all other entities was for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. ASU 2015-14 is effective upon issuance. ASU 2015-14 is not expected to have a significant impact on our Financial Statements.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Accounting Standard Update (“ASU”) No. 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory.	Fiscal years beginning after December 15, 2016 and for interim periods therein.	In July 2015, the FASB issued ASU No. 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the measurement of inventory by requiring certain inventory to be subsequently measured at the lower of cost and net realizable value. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016 and for interim periods therein and are not expected to have a significant impact on our Financial Statements upon adoption.
ASU No. 2015-03, “Interest - Imputation of Interest” (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.	Fiscal years beginning after December 15, 2015, and interim periods within those fiscal years	In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest” (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-.03”). ASU 2015-03 changes the presentation of debt issuance costs from an asset to a direct deduction from the related liability. This guidance, which is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, may be early adopted for financial statements that have not been previously issued and its provisions are to be retrospectively applied as a change in accounting principle. Upon adoption, this guidance is expected to decrease Other Assets, which includes our deferred financing costs on our debt obligations, and comparably decrease Long-term debt on our Balance Sheets. This guidance is not expected to have any impact on our results of operations or cash flows.
ASU No. 2015-04, “Compensation - Retirement Benefits” (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.	Interim and fiscal periods beginning after December 15, 2015.	In April 2015, the FASB issued ASU No. 2015-04, “Compensation - Retirement Benefits” (Topic 715). ASU 2015-04 will allow employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year ends (i.e., on an alternative measurement date). An employer that makes this election must consistently apply the practical expedient from year to year and to all of its defined benefit plans. ASU 2015-04 will be effective for interim and fiscal periods beginning after December 15, 2015; prospective application is required and early adoption is permitted. This guidance is not expected to have any impact on our financial position, results of operations or cash flows.
ASU No. 2015-02, “Consolidation” (Topic 810): Amendments to the Consolidation Process.	Annual periods, and interim periods within those annual periods, beginning after December 15, 2015.	In February 2015, the FASB issued ASU No. 2015-02, “Consolidation” (Topic 810): Amendments to the Consolidation Process (“ASU 2015-02”) . ASU 2015-02 amends the consolidation analysis for limited partnerships and other variable interest entities (“VIEs”). This guidance, which is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, is not expected to have a significant impact on our Financial Statements upon adoption.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

ASU No. 2015-01, Income Statement - “Extraordinary and Unusual Items” (Subtopic 225-20): Simplifying the Income Statement Presentation by Eliminating the Concept of Extraordinary Items.	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.	In January 2015, the FASB issued ASU No. 2015-01, Income Statement - “Extraordinary and Unusual Items” (Subtopic 225-20): Simplifying the Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The guidance may be applied prospectively or retrospectively and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This guidance is not expected to have a material impact on our Financial Statements upon adoption.
ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40): Disclosure of Uncertainty about an Entity's Ability to Continue as a Going Concern.	Fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted.	In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40): Disclosure of Uncertainty about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance that establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. We will adopt this guidance on January 1, 2017 and do not expect it to have a material impact on our Financial Statements upon adoption.
ASU No. 2014-12, “Compensation - Stock Compensation”(Topic 718): Accounting for Share-based Payments.	Annual and interim periods within the annual period beginning after December 15, 2015.	In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation” (Topic 718): Accounting for Share-based Payments (“ASU 2014-12”). ASU 2014-12 provides guidance that impacts the accounting for share-based performance awards. This guidance requires that a performance target that affects vesting that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This guidance is effective for annual and interim periods within the annual period beginning after December 15, 2015. We do not currently have share-based payment awards that fall within the scope of this guidance and therefore do not anticipate an impact on our Financial Statements upon adoption.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”)	Fiscal years beginning on or after December 15, 2016, with early adoption permitted.	In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not expect the adoption of ASU 2015-17 to have a material impact on our consolidated financial statements.
Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”)	Annual and interim periods within the annual period beginning after December 15, 2018.	In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU 2016-02 is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

Note 4 – Disputed Subsidiary

On July 2, 2013, a jury awarded our wholly-owned subsidiary, Medytox Institute of Laboratory Medicine, Inc. (“MILM”), $2,906,844 on its breach of contract claim against Trident Laboratories, Inc. (“Trident”), and its shareholders and awarded Seamus Lagan $750,000 individually against Christopher Hawley for Mr. Hawley's defamatory postings on the internet. The jury rejected every claim made against the MILM parties. All appeals were dismissed on April 9, 2014.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

The case arose from the August 22, 2011 agreement among MILM and Trident and its shareholders pursuant to which MILM was to acquire 81% of Trident. On January 17, 2012, Trident notified MILM that it was rescinding the agreement. As a result, MILM filed suit against Trident and its shareholders in Florida Circuit Court in Broward County.  The jury found that Trident and its shareholders breached the agreement and failed to perform their obligations thereunder.

The Company has not received any financial statements of Trident since August 31, 2012. These consolidated financial statements were prepared without the missing activity. Management believes that the missing activity is immaterial to the consolidated financial statements as a whole. Effective March 31, 2014, the Company’s management determined that the net assets of Trident are were not recoverable and, as such, the Company accounted for the disputed assets and liabilities as if they had been disposed, resulting in a gain on disposition of $134,184. Trident was administratively dissolved by the state in September 2014.

Note 5 – Accounts Receivable

Accounts receivable at December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31 2014
Accounts receivable - laboratory services	$105,332,339	$74,551,707
Accounts receivable - all others	569,351	405,706
Total accounts receivable	105,901,690	74,957,413
Less:
Allowance for discounts	(97,577,130)	(55,913,780)
Allowance for bad debts	(175,076)	(1,579,686)
Accounts receivable, net	$8,149,484	$17,463,947

For the years ended December 31, 2015 and 2014, bad debt expense totalled $19,593,784 and $19,374,626. Of which amounts $19,494,030 and $19,296,144 were classified as contra-revenue, respectively.

Note 6 – Long Lived Assets

Property and equipment at December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014
Medical equipment	$991,903	$896,641
Equipment	547,555	396,551
Equipment under capital leases	5,663,332	4,024,449
Furniture	560,400	333,316
Leasehold improvements	1,760,125	1,665,501
Vehicles	196,534	177,534
Computer equipment	661,234	595,571
Software	1,878,848	1,832,053
	12,259,931	9,921,616
Less accumulated depreciation	(5,111,636)	(2,243,493)
Property and equipment, net	$7,148,295	$7,678,123

Depreciation of property and equipment was $2,717,651 and $1,481,313 for the years ended December 31, 2015 and 2014, respectively.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Intangible assets consisted of the following as of December 31, 2015 and 2014, respectively:

	As of December 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Definite lived intangible assets:
Trade names and trademarks	$–	$–	$–	$221,000	$(8,095)	$212,905
Customer relationships	–	–	–	205,000	(8,828)	196,172
Non-compete agreements	–	–	–	19,000	(2,217)	16,783
	–	–	–	445,000	(19,140)	425,860
Indefinite lived intangible assets:
Clinical laboratory licenses	–	–	–	4,010,613	–	4,010,613

Total intangible assets	$–	$–	$–	$4,455,613	$(19,140)	$4,436,473

Amortization expense was $32,199 and $19,140 for the years ended December 31, 2015 and 2014, respectively.

The Company’s management has performed a valuation of the identifiable intangible assets, including medical licenses at the date of acquisition. As a result, the Company recorded medical licenses acquired from all laboratory acquisitions in the amounts noted above. The medical licenses include licenses for Medicare and Medicaid, COLA Laboratory Accreditation, Clinical Laboratory Improvement Amendments (CLIA), and State of Florida (AHCA) Clinical Laboratory Licenses, and have indefinite lives. As such, there was no amortization of intangible assets for the years presented.

Management periodically reviews the valuation of long-lived assets for potential impairments. Management recognized an impairment loss on all goodwill and intangible assets as of December 31, 2015 totaling $18,411,353.

Note 7 – Accrued Expenses

Accrued expenses at December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Commissions payable	$106,915	$319,270
Dividends payable	2,099,148	913,271
Accrued payroll and related liabilities	1,461,019	554,707
Accrued bonuses	50,628	–
Accrued interest	556,646	89,488
Other accrued expenses	1,011,099	420,680
Accrued expenses	$5,285,455	$2,297,416

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 8 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At December 31, 2015 and 2014, notes payable consisted of the following:

	December 31, 2015
	Face Value of Note	Unamortized Discount	Fair Value of Derivatives	Net Value of Note
Loan payable to former shareholder of Epinex Diagnostics Laboratories, Inc. in the amount of $400,000, at 0% interest, with principal payments of $100,000 due in periodic installments from November 26, 2014 through February 26, 2016. Amount recorded is net of imputed discount of $1,775 at December 31, 2015.	$100,000	$(1,775)	$–	$98,225
Loan payable to TCA Global Master Fund, LP in the amount of $3,000,000, at 16% interest, with interest only payments monthly through September 11, 2016. Principal and interest payments are due monthly from October 11, 2016 through September 11, 2017.	3,000,000	(453,025)	186,117	2,733,092
Loan payable to CommerceNet in the amount of $250,000 at 1.06% interest, increasing to 6% after two years. Principal and interest payments are made annually from July 12, 2015 through July 12, 2017.	170,806	–	–	170,806
Loan payable to Jay Tenebaum in the amount of $250,000 at 1.06% interest, increasing to 6% after two years. Principal and interest payments are made annually from July 12, 2015 through July 12, 2017.	170,806	–	–	170,806
	$3,441,612	$(454,800)	$186,117	3,172,929
Less current portion				(269,031)
Notes payable, net of current portion				$2,903,898

	December 31, 2014
	Face Value of Note	Unamortized Discount	Fair Value of Derivatives	Net Value of Note
Acquisition convertible note No. 1 to former member of International Technologies, LLC in the amount of $250,000 at 5% interest and was due January 17, 2014. The note was convertible into the Company's common stock at a ten percent (10%) discount to the average market price for the thirty days prior to conversion. See “Acquisition Convertible Notes” below.	$250,000	$–	$–	$250,000
Loan payable to former shareholder of Epinex Diagnostics Laboratories, Inc. in the amount of $400,000, at 0% interest, with principal payments of $100,000 due in periodic installments from November 26, 2014 through February 26, 2016. Amount recorded is net of imputed discount of $13,316 at December 31, 2014.	300,000	(13,316)	–	286,684
	$550,000	$(13,316)	$–	563,684
Less current portion				(443,292)
Notes payable, net of current portion				$93,392

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note Payable - Related Party

	December 31, 2015
	Face Value of Note	Unamortized Discount	Fair Value of Derivatives	Net Value of Note
Convertible debenture dated December 31, 2014 in the amount of $3,000,000 which bears interest at 10% and is due December 31, 2016. The note provides the lender the option to convert the note into the Company's common stock at a 25% discount to the average trading price (as defined in the note agreement) for the ten consecutive trading days prior to the conversion date.	$3,000,000	$(2,236,112)	$2,270,000	$3,033,888
Loan payable to Alcimede, LLC in the amount of $3,000,000, at 6% interest, with one payment of $3,000,000, plus interest, due on February 2, 2017. (On June 29, 2015, Alcimede exercised options to purchase 1,000,000 shares for $2,500,000, which reduced the loan.)	$500,000	–	–	$500,000
Loan payable to Christopher Diamantis in the amount of $1,600,000. One payment of $1,600,000 due January 7, 2016 plus $100,000 of interest.	$1,600,000	–	–	$1,600,000
	$5,100,000	$(2,236,112)	$2,270,000	$5,133,888

	December 31, 2014
	Face Value of Note	Unamortized Discount	Fair Value of Derivatives	Net Value of Note
Convertible debenture dated December 31, 2014 in the amount of $3,000,000 which bears interest at 10% and is due December 31, 2015. The note provides the lender the option to convert the note into the Company's common stock at a 25% discount to the average trading price (as defined in the note agreement) for the ten consecutive trading days prior to the conversion date.	$3,000,000	$(1,380,000)	$1,380,000	$3,000,000

The following table presents the Company’s principal repayment schedule for notes payable, excluding related parties, for the next five years:

Twelve months ending December 31,
2016	$269,031
2017	2,903,898
2018	–
2019	–
2020 and thereafter	–
$3,172,929

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

TCA Global

On May 14, 2012, the Company borrowed $550,000 from TCA Global Credit Master Fund, LP (the “Lender”) pursuant to the terms of the Senior Secured Revolving Credit Facility Agreement, dated as of April 30, 2012 (the “Credit Agreement”), among Medytox, MMMS, MDI, PB Labs and the Lender.  The funds were used for general corporate purposes. Under the Credit Agreement, Medytox could borrow up to an amount equal to the lesser of 80% of its Eligible Accounts (as defined in the Credit Agreement) and the revolving loan commitment, which initially was $550,000.

Medytox could request that the revolving loan commitment be raised by various specified amounts at specified times, up to an initial maximum of $4,000,000.  In each case, whether to agree to any such increase in the revolving loan commitment was in the Lender's sole discretion.

On August 9, 2012, the Company borrowed an additional $525,000 in a second round of funding.  These additional funds were also used for general corporate purposes.  In this second round of funding, certain changes were made to the terms of the Credit Agreement:

•	the revolving loan commitment was increased from $550,000 to $1,100,000 and was subject to further increase, up to a maximum of $4,000,000, in the Lender's sole discretion;
•	the maturity date of the loan was extended to February 8, 2013 from the original maturity date of November 30, 2012 (subject to the Lender's continuing ability to call the loan upon 60 days written notice); and
•	a prepayment penalty was added of 5% if substantially all of the loan is prepaid between 91 and 180 days prior to the maturity date, or 2.50% if substantially all of the loan is prepaid within 90 days of the maturity date.

On December 4, 2012, the Company borrowed an additional $650,000 in a third round of funding. These additional funds were used for general corporate purposes.  In this third round of funding, certain additional changes were made to the terms of the Credit Agreement:

•	the revolving loan commitment was increased from $1,100,000 to $1,725,000 and was subject to further increase, up to a maximum of $15,000,000, in the Lender's sole discretion;
•	the maturity date of the loan was extended to September 3, 2013 from the previous maturity date of February 8, 2013 (subject to the Lender's continuing ability to call the loan upon 60 days written notice); and
•	a covenant was added to require that any subsidiary that is formed, acquired or otherwise becomes a subsidiary must guarantee the loan and pledge substantially all of its assets as security for the loan.

On March 4, 2013, Medytox borrowed an additional $800,000 from the Lender pursuant to the terms of Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013 (“Amendment No. 3”). These additional funds were used in accordance with management's discretion. In connection with Amendment No. 3, Advantage Reference Labs, Inc., a newly-formed wholly-owned subsidiary of Medytox, now known as EPIC Reference Labs, Inc. (“EPIC”), entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all its assets to secure its guaranty.

In connection with Amendment No. 3, Medytox executed an Amended and Restated Revolving Promissory Note, due September 4, 2013, in the amount of $2,525,000.

On July 15, 2013, Medytox borrowed an additional $500,000 from the Lender pursuant to the terms of Amendment No. 4 to Senior Secured Revolving Credit Facility Agreement, dated as of June 30, 2013 (“Amendment No. 4”). These additional funds were used in accordance with management's discretion. In connection with Amendment No. 4, each of International Technologies, LLC (“International”) and Alethea Laboratories, Inc. (“Alethea”), wholly-owned subsidiaries of Medytox, entered into a Guaranty Agreement to guaranty the TCA loan and a Security Agreement to pledge substantially all of its assets to secure its guaranty. The maturity date of the loan was extended to January 15, 2014 from the previous maturity date of September 3, 2013 (subject to the Lender’s continuing ability to call the loan upon 60 days written notice).

In connection with Amendment No. 4, Medytox executed an Amended and Restated Revolving Promissory Note, due January 15, 2014, in the amount of $3,025,000. On August 12, 2013, the Company made a payment of $550,000 on the note. The note has been extended by the lender from January 15, 2014 to September 15, 2014.

All borrowings under this facility were paid in full on September 8, 2014.

Effective September 11, 2015, the Company entered into a Securities Purchase Agreement with TCA Global Credit Master Fund, LP. Pursuant to the Securities Agreement, Lender may purchase from the Company up to $6 million of senior secured convertible, redeemable debentures. On September 11, 2015, Lender purchased a $3 million debenture (the “Debenture”). The remaining $3 million of debentures may be purchased by TCA in additional closings through September 11, 2017.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

The Debenture has a maturity date of September 11, 2017 (the “Maturity Date”) and bears interest at a rate of sixteen percent (16%) per annum. Pursuant to the Debenture, for the first 12 months, the Company will make monthly payments of interest and for the second 12 months, the Company will make monthly payments of principal and interest to Lender until the Maturity Date. The Company may redeem the Debenture in full and for cash at any time prior to the Maturity Date. The debenture is secured by all assets of Medytox Solutions, Inc. and its subsidiaries. The debenture is not secured by the assets of Rennova Health, Inc. or CollabRx, Inc.

Acquisition Convertible Notes

The Company filed actions against Reginald Samuels and Ralph Perricelli seeking, among other things, a declaration that the convertible debentures in the aggregate amount of $500,000 that the Company issued to Mr. Samuels and Mr. Perricelli as part of the consideration for the purchase of their interests in International Technologies, LLC are null and void.

All litigation with Mr. Samuels was settled by the Company on December 8, 2014. Specifics of the settlement are confidential.

The Company received a default judgement against Perricelli in January 2015, relieving the Company of its obligations under the convertible debenture. The note payable and related accrued interest will be written off in January 2015.

Note 9 – Related Party Transactions

On December 31, 2014, the Company borrowed $3,000,000 from D&D Funding II, LLC (“D&D”), Christopher Diamantis, a director of the Company, is the manager and 50% owner of D&D. (See Note 7 for a description of this Note.)

Mr. Forhan was employed as the Company’s Chief Executive Officer pursuant to the terms of an employment agreement dated June 1, 2011, as amended as of September 1, 2013. In connection with his voluntary resignation he entered into an agreement, to be effective as of the date of appointment of a new Chief Executive Officer of the Company, pursuant to which he will receive a severance of $500,000, the first installment of $200,000 was paid prior to the effective date of resignation, and the balance is to be paid in monthly installments through August 31, 2016. In addition, the Agreement provided that Mr. Forhan could participate in any executive bonus plan adopted for calendar year 2014. Mr. Forhan also agreed under the Agreement that any Company stock options previously issued to him, would remain outstanding, subject to their terms, for no longer than 24 months such that the options will expire no later than August 31, 2016. In addition, the Agreement provided, among other things, for the return and cancellation of 1,241,550 shares of Common Stock owned by Mr. Forhan; for the release by Mr. Forhan of any and all claims he may have had against the Company and/or its affiliates; and for Mr. Forhan to abide by certain restrictive covenants, including using his best efforts to protect and maintain the Company's confidential information.

Alcimede LLC, of which the CEO of the Company is the sole manager, had advanced loans to the Company for the payment of certain operating expenses. The loans were non-interest bearing and were due on demand. Alcimede was paid $372,000 and $364,375 for consulting fees pursuant to a consulting agreement for the years ended December 31, 2015 and 2014, respectively. The Company reimbursed Alcimede $450,408 for certain operating expenses and asset purchases paid by Alcimede on the Company’s behalf in the year ended December 31, 2014. On February 3, 2015, the Company borrowed $3,000,000 from Alcimede LLC. The note has an interest rate of 6% and is due on February 2, 2016. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase one million shares of the Company’s common stock at an exercise price of $2.50 per share. The loan outstanding was reduced in satisfaction of the aggregate exercise price of $2,500,000. On February 27, 2015, the Company borrowed $30,000 from Alcimede LLC, of which our CEO is the sole manager. The loan was repaid on April 15, 2015.

Dr. Thomas Mendolia, the former Chief Executive Officer of the Company's Laboratories and a shareholder, was reimbursed $32,439 and $254,966 for certain operating expenses and asset purchases paid by Dr. Mendolia on the Company’s behalf in the years ended December 31, 2015 and 2014, respectively.

On June 30, 2015, the Company issued 200,000 shares of common stock to SS International Consulting Ltd., of which a former director of the Company is the sole manager.

On September 4, 2015, the Company borrowed $500,000 from Christopher Diamantis, a director of the Company. This loan was repaid in the fourth quarter of 2015 with a 10% fee in cash. In the fourth quarter of 2015, the Company borrowed $1,600,000 from Mr. Diamantis which is due January 7, 2016 with $100,000 in interest.

All of these transactions were completed at arm’s length at values commensurate with those of independent third parties.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 10 – Capital Lease Obligations

The Company leases various assets under capital leases expiring in 2020 as follows:

	December 31	December 31
	2015	2014
Medical equipment	$5,663,332	$4,024,449
Less accumulated depreciation	(2,093,920)	(883,015)

Net	$3,569,412	$3,141,434

Depreciation expense on assets under capital leases was $1,210,905 and $518,289 for the years ended December 31, 2015 and 2014, respectively.

Aggregate future minimum rentals under capital leases are as follows:

December 31,
2016	$1,540,946
2017	1,432,542
2018	845,330
2019	217,412
2020	32,611
Total	4,068,841
Less interest	350,962
Present value of minimum lease payments	3,717,879
Less current portion of capital lease obligations	1,323,708

Capital lease obligations, net of current portion	$2,394,171

Note 11 – Stockholders’ Equity

For the period of November 2, 2015 through December 31, 2015

Authorized Capital

The Company has 50,000,000 authorized shares of Common Stock at $0.01 par value and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01.

Common Stock

As of December 31, 2015 14,395,171 shares of common stock were issued and outstanding. On December 30, 2015, the Company issued 645,161 Class A Units consisting of one share of common stock and one warrant to purchase one share of common stock in a public offering at $1.55 per unit with a 7% underwriting discount. See below for information regarding common stock issued other than in the public offering.

Series B Convertible Preferred Stock

Pursuant to the Certificate of Designation of Series B Convertible Preferred Stock of Rennova (the “Series B Certificate of Designation”) and the resolutions to be duly adopted by the CollabRx Board of Directors prior to the effective time of the Merger, the terms of the Rennova Series B Preferred Stock were designated.

Designation and Amount. The number of shares constituting the Rennova Series B Preferred Stock was designated to be 5,000. Such number may be decreased by resolution of the Rennova Board of Directors provided that no such decrease shall reduce the number of authorized shares of Rennova Series B Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, warrants, convertible or exchangeable securities or other rights to acquire shares of Rennova Series B Preferred Stock.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Optional Conversion. The Rennova Series B Preferred Stock shall be convertible, at the option of the holder thereof, at any time after December 31, 2015 and from time to time thereafter, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Rennova common stock as determined by dividing the Rennova Series B Original Issue Price by the Rennova Series B Conversion Price.

If the outstanding shares of Rennova common stock are increased or decreased or changed into or exchanged for a different number or kind of shares, other securities of or any other interests in Rennova by reason of any recapitalization, reclassification, reorganization, stock split, reverse split, combination of shares, exchange of shares, stock dividend or other distribution payable in capital stock of Rennova, or other increase or decrease in such shares effected without receipt of fair and adequate consideration (as determined by the Rennova board of directors), occurring after the closing date, an appropriate adjustment shall be made by the Rennova board of directors to (i) the number and kind of shares of capital stock issuable upon exercise of the conversion rights; and/or (ii) the Rennova Series B Conversion Price.

Mandatory Conversion. Commencing with each mandatory conversion date of December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019 and December 31, 2020 (as any such date may be delayed as described below), an amount equal to twenty percent (20%) of the shares of Rennova Series B Preferred Stock originally issued to each Rennova Series B Holder (as such percentage shall be automatically adjusted from time to time to account for any voluntary conversions by a Rennova Series B Holder or redemptions by Rennova prior to any mandatory conversion date such that the mandatory conversions are made in equal installments on the mandatory conversion dates and, as of the close of business on December 31, 2020, no shares of Rennova Series B Preferred Stock shall be issued or outstanding) shall automatically be converted into such number of fully paid and non-assessable shares of Rennova common stock as is determined by dividing the Rennova Series B Original Issue Price ($5,000) by $4.36 and such shares may not be reissued by Rennova. Notwithstanding the foregoing, if, as of any mandatory conversion date, the Rennova common stock is not an actively traded security (as defined in the Rennova Series B Certificate of Designation), the mandatory conversion which otherwise would have occurred on such mandatory conversion date shall be delayed and shall not occur until the first business day on which the Rennova common stock is an actively traded security. The total number of Common Shares into which the Series B Convertible Preferred Stock will be converted is 5,733,945.

Series C Convertible Preferred Stock

The following summary of certain terms and provisions of our Series C Preferred offered hereby is subject to, and qualified in its entirety by reference to, the terms and provisions set forth in our certificate of designation of preferences, rights and limitations of Series C Preferred.

General.  Our board of directors has designated up to 9,000 shares of the 5,000,000 authorized shares of preferred stock as Series C Preferred Stock. When issued, the shares of Series C Preferred Stock will be validly issued, fully paid and non-assessable.

Conversion.  Each share of the Series C Preferred is convertible into shares of our common stock (subject to adjustment as provided in the related certificate of designation of preferences, rights and limitations) at any time at the option of the holder at a conversion price equal to the stated value of the Series C Preferred of $1,000 divided by 1.55. Holders of Series C Preferred will be prohibited from converting Series C Preferred into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of our common stock then issued and outstanding. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice to us. Certain issuances of the Company's common stock for a consideration per share (“New Issuance Price”) less than the conversion price of the Series C Preferred will reduce the conversion price of the Series C Preferred to the New Issuance Price.

On December 30, 2015, the Company issued 9,000 Class B Units, each consisting of one share of Series C Preferred Stock and warrants to purchase 645.1613 shares of common stock, in a public offering for $1,000 per unit, less underwriting discounts totaling $70 per share.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Series E Convertible Preferred Stock

Pursuant to the Certificate of Designation of Series E Convertible Preferred Stock of Rennova (the “Series E Certificate of Designation”) and the resolutions to be duly adopted by the CollabRx Board of Directors prior to the effective time of the Merger, the terms of the Rennova Series E Preferred Stock were designated.

Designation and Amount. The number of shares constituting the Rennova Series E Preferred Stock was designated to be 45,000. Such number may be decreased by resolution of the Rennova Board of Directors provided that no such decrease shall reduce the number of authorized shares of Rennova Series E Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, warrants, convertible or exchangeable securities or other rights to acquire shares of Rennova Series E Preferred Stock.

Conversion. Subject to the terms and conditions of the Rennova Series E Certificate of Designation, each holder of outstanding shares of Rennova Series E Preferred Stock shall have the right to convert some (in minimum amounts of at least 25,000 shares of Rennova Series E Preferred Stock) or all of the outstanding shares of Rennova Series E Preferred Stock then held by such holder into that number of fully-paid and non-assessable shares of Rennova common stock equal to the Conversion Number (as defined in the Rennova Series E Certificate of Designation) as of the time of such conversion.

Any shares of Rennova Series E Preferred Stock outstanding on the mandatory conversion date of August 28, 2016 shall be automatically converted into that number of fully-paid non-assessable shares of Rennova common stock which the holder thereof would have been entitled to receive had such shares of Rennova Series E Preferred Stock been converted into Rennova common stock as described above.

For the period through November 2, 2015

The Company had 500,000,000 authorized shares of Common Stock at $0.0001 par value and 100,000,000 authorized shares of Preferred Stock at a par value of $0.0001.

On October 1, 2012, the Company filed a certificate of designation with the Secretary of State of Nevada to designate 5,000 shares of Series B Non-convertible Preferred Stock, at $0.0001 par value per share. The Series B shares do not include any voting rights and allow for monthly dividends in an amount equal to the sum of 1) 10% of the amount of gross sales in excess of $1 million collected in the ordinary course of business, not to exceed $150,000, and 2) 15% of the amount of gross sales in excess of $2.5 million collected in the ordinary course of business.

On March 27, 2014, each of the holders of shares of Series B Preferred Stock entered into a purchase option agreement with the Company. Each agreement grants the Company an option to purchase any or all shares of Series B Preferred Stock held by the holder at any time through March 27, 2016 at a purchase price of $5,000 per share. Each holder agreed not to transfer or dispose of any shares of Series B Preferred Stock during the term of the option, other than to the Company upon an exercise of the option. Any exercise of an option is completely at the Company's discretion.

During the year ended December 31, 2012, the Company issued 5,000 shares of Series B Preferred Stock to executives as compensation. The shares were valued at par totaling $1 and charged to operations.

During the year ended December 31, 2015, the Series B preferred shareholders earned dividends totaling $1,627,188 of which $2,099,148 was due and payable at December 31, 2015. During the year ended December 31, 2014, the Series B preferred shareholders earned dividends totaling $5,010,300 of which $913,271 was due and payable at December 31, 2014.

On October 7, 2012, the Company filed a certificate of designation with the Secretary of State of Nevada to designate 1,000,000 shares of Series C Convertible Preferred Stock, at $0.0001 par value per share. The Series C shares were convertible into shares of Common Stock by the quotient of 1 divided by the product of 0.80 multiplied by the market price of the Company’s Common Stock at the date of conversion. The Series C shares also included voting rights of 25 votes for every share of Series C Preferred Stock and were entitled to dividends at the same time any dividend was paid or declared on any shares of the Company’s Common Stock.

On December 30, 2015, the Company issued 9,000 shares of Series C Preferred Stock in a public offering for $1,000 per share, less underwriting discounts totaling $70 per share.

On March 17, 2014, the Company filed a Certificate of Designation with the Secretary of State of Nevada authorizing up to 200,000 shares of Series D Convertible Preferred Stock at $0.0001 par value per share (“Series D Preferred Stock”). Each share of Series D Preferred Stock is convertible into the number of shares of Common Stock equal to the quotient of 5 divided by the product of 0.80 multiplied by the market price, as defined in Certificate of Designation, of the Company’s Common Stock at the date of conversion. After the earlier of the date the trading volume of the Common Stock exceeds an aggregate of 3,000,000 shares in any 30 day period or the date the Company sells shares of Common Stock in a firm commitment underwritten public offering with aggregate gross proceeds of at least $30,000,000, each share of Series D Preferred Stock shall be convertible into the number of shares of Common Stock equal to the quotient of (i) 5 divided by (ii) the market price of the Common Stock. All shares of Series D Preferred Stock outstanding on the second anniversary of the original issuance date shall be automatically converted into shares of Common Stock.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

The Series D shares also include voting rights of 1 vote for every share of Series D Preferred Stock and are entitled to dividends, at the same time any dividend is paid or declared on any shares of the Company’s Common Stock The dividends are to be in an amount equal to the amount such holder would have received if the Series D Preferred Stock were converted to Common Stock. As of December 31, 2014 and 2013, respectively, there were 200,000 shares and no shares of Series D Preferred Stock outstanding.

On August 21, 2014, the Company filed a Certificate of Designation with the Secretary of State of Nevada authorizing 100,000 shares of Series E Convertible Preferred Stock at a par value of $.0001 per share. The Series E shares are convertible into the number of shares of Common Stock equal to the quotient of 8 divided by the average market price of the Company’s Common Stock for thirty trading days prior to the date of conversion, multiplied by the number of Series E shares being converted. Any Series E shares which remain outstanding on August 28, 2016 will be automatically converted into Common Stock using the prescribed formula. The Series E shares also include voting rights of 1 vote for every share of Series E Preferred Stock and are entitled to dividends at the same time any dividend is paid or declared on any shares of the Company’s Common Stock. The dividends are to be in an amount equal to the amount such holder would have received if the Series E Preferred Stock were converted to Common Stock at the same time any dividend is paid or declared on any shares of the Company’s Common Stock. As of December 31, 2014 and 2013, respectively, there were 100,000 shares and no shares of Series E Preferred Stock outstanding.

On August 28, 2014, 100,000 shares of Series E Preferred Stock of the Company were issued to the previous owner of Epinex pursuant to a stock purchase agreement whereby the Company purchased all of the outstanding stock of Epinex (See Note 12 – Business Combinations). On March 3, 2015, 55,000 shares of these Series E Preferred stock were converted to 58,856 shares of common stock.

2013 Equity Plan

On September 25, 2013, the Company’s board of directors approved and adopted the Medytox Solutions, Inc. 2013 Incentive Compensation Plan (the “2013 Plan”). The 2013 Plan was approved by a majority of stockholders of the Company on November 22, 2013. The 2013 Plan provides for the grant of shares of common stock, options, performance shares, performance units, restricted stock, stock appreciation rights and other awards. No awards of any kind were granted under the 2013 Plan during the year ended December 31, 2013. As a result of the Merger, this Plan was cancelled. Any grants issued prior to the cancellation remain in force. The following summarizes activity under the 2013 Plan for the years ended December 31, 2015 and 2014:

2007 Incentive Award Plan

Pursuant to the terms of the Company’s 2007 Equity Participation Plan (“2007 Equity Plan”), which became available upon the acquisition of CollabRx, Inc., an aggregate of 20,000 shares of common stock is available for grant pursuant to the 2007 Equity Plan, plus the number of shares of common stock which are or become available for issuance under the 1998 Equity Plan and the Director Option Plan and which are not thereafter issued under such plans. The 2007 Equity Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards.  The option exercise price of all stock options granted pursuant to the 2007 Equity Plan will not be less than 100% of the fair market value of the common stock on the date of grant. Stock options may be exercised as determined by the Board, but in no event after the tenth anniversary date of grant, provided that a vested nonqualified stock option may be exercised up to 12 months after the optionee's death. Awards granted under the 2007 Equity Plan are generally subject to vesting at the discretion of the Committee.  As of December 31, 2015, 2,130 shares were available for issuance under the 2007 Equity Plan.

Stock Options

The following summarizes option activity for the 2013 Plan for the years ended December 31, 2015 and 2014:

Shares approved for issuance at plan inception	2,048,189
Options granted in 2014	(587,830)
Options cancelled in 2014	4,096
Restricted shares issued in 2014	(86,024)
Balance at December 31, 2014	1,378,431
Options granted in 2015	(364,578)
Options cancelled in 2015	92,168
Plan cancellation	(1,106,021)
Balance at December 31, 2015	–

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at December 31, 2015:

Options outstanding					Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise	Aggregate intrinsic value	Number vested	Weighted average exercise	Aggregate intrinsic value
$6.10	1,411,094	2.28	$6.10	$–	1,411,094	$6.10
$9.76	130,874	9.54	$9.76	–	130,874	$9.76	–
	1,541,968		$6.41	$–	1,541,968	$6.41	$–

During the year ended December 31, 2014, the Company issued options to purchase a total of 40,964 shares of the Company’s common stock to an employee pursuant to terms of an employment agreement. These options have contractual lives of two years and were valued at an average grant date fair value of $0.61 per option, or $25,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$6.10
Expected term	1 year
Expected volatility	24.43%
Risk free interest rate	0.30%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As the 40,964 options were vested as during the year ended December 31, 2014, $25,000 of stock-based compensation was recorded for the year.

During the year ended December 31, 2014, the Company issued options to purchase a total of 423,975 shares of the Company’s common stock to various employees. These options have contractual lives of ten years and were valued at an average grant date fair value of $1.71 per option, or $724,500, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$6.10
Expected term	5.375 years
Expected volatility	27.72%
Risk free interest rate	1.46%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As of December 31, 2014, 211,988 of these options had vested and the Company recognized $560,476 of stock-based compensation expense for the year ended December 31, 2014.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

During the year ended December 31, 2014, the Company issued options to purchase a total of 122,891 shares of the Company’s common stock to a director. These options have contractual lives of four years and were valued at an average grant date fair value of $0.44 per option, or $54,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$6.10
Expected term	2 years
Expected volatility	24.43%
Risk free interest rate	0.43%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility. As of December 31, 2014, 81,928 of these options had vested and the Company recognized $46,603 of stock-based compensation expense for the year ended December 31, 2014.

During the year ended December 31, 2015, the Company issued options to purchase a total of 364,578 shares of the Company’s common stock to employees. These options had contractual lives of four years and were valued at an average grant date fair value of $0.44 per option, or $160,400, using the Black-Scholes Option Pricing Model. The assumptions used to value these options include a stock price of $9.76 per share, an expected term of 2 years, an expected volatility of 24.43%, a risk free rate of 0.43% and no dividend yield.

As of December 31, 2015, there were unrecognized compensation costs of $178,159 related to stock options. The Company expects to recognize those costs over a weighted average period of 0.25 years as of December 31, 2015. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Warrants

The following table summarizes warrants outstanding at December 31, 2015 and 2014:

	Number of warrants	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding and Exercisable at December 31, 2014	122,891	$8.14	–	$–
Outstanding and Exercisable at December 31, 2015	6,898,560	$1.83	5.00	$–

In connection with the Merger, the Company assumed 446,947 warrants to purchase its common stock with an exercise price of $11.80 per share. As a result of the public offering of units comprised of shares and warrants, the exercise price of these warrants was lowered to $0.23.

In December 2015, the Company issued Class A Units and Class B Units for cash. Each of the Class A Units and Class B Units were comprised of shares of stock and attached warrants to purchase the Company’s common stock with an exercise price of $1.9375 per share. As a result of this offering, the Company issued 6,451,613 warrants.

Basic and Diluted Income per Share

The Company computes income per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potential dilutive equivalent shares of common stock outstanding during the period using the treasury stock method and convertible debt and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, convertible debt, convertible preferred stock, or warrants.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Basic and Diluted EPS were calculated as follows:

	Year Ended December 31,
	2015	2014
Basic:
Numerator- net income (loss) available to common stockholders	$(36,357,727)	2,810,032
Denominator - weighted-average shares outstanding	12,423,294	12,247,978
Net income (loss) per share -Basic	$(2.93)	$0.23
Diluted:
Numerator:
Net income (loss) available to common stockholders	$(36,357,727)	$2,810,032
Interest expense on convertible debt, net of taxes	–	14,436
	(36,357,727)	2,824,468
Denominator:
Weighted-average shares outstanding	12,423,294	12,247,978
Weighted-average equivalent shares options	–	249,952
Weighted-average equivalent shares from convertible debt	–	91,031
Weighted-average equivalent shares from Series C convertible preferred stock	–	–
Weighted-average equivalent shares from Series D convertible preferred stock	–	64,644
Weighted-average equivalent shares from Series E convertible preferred stock	–	14,253
	12,423,294	12,667,858
Net income (loss) per share - Diluted	$(2.93)	$0.22

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2015 and 2014, the following potential common stock equivalents were excluded from the calculation of Diluted EPS as their effect was anti-dilutive:

	December 31
	2015	2014
Stock options outstanding	1,822,675	6,042,157
Warrants outstanding	6,898,560	–
Convertible debt	1,074,402	–
Convertible preferred stock	11,540,397	–
	21,336,034	6,042,157

Note 12 – Income Taxes

Significant components of the income tax provision are summarized as follows:

Income Tax Provision:

	Year Ended December 31,
	2015	2014
Current Provision:
Federal	$(7,809,637)	$4,807,000
State	(850,251)	822,900
Deferred Provision:
Federal	(331,408)	1,745,200
State	(36,957)	186,200
	$(9,028,253)	$7,561,300

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
	2015	2014
Expected federal income tax at statutory rate	35.0%	34.0%
State income taxes, net of federal deduction	2.1%	4.3%
Permanent differences	-0.1%	10.9%
Change in valuation allowance	-16.4%	0.0%
	20.6%	49.2%

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”. Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014

Deferred income tax assets:
Allowance for bad debts	$67,948	$28,300
Stock options	709,375	423,200
Goodwill and intangible assets	6,853,662	–
Beneficial conversion feature	602,681	–
Charitable contributions	505	–
Net operating loss carryforwards	1,144,633	–
Valuation allowance	(7,913,310)	–
Total deferred income tax assets	$1,465,494	$451,500

Deferred income tax liabilities:
Property and equipment	$(344,356)	$(513,600)
Derivative mark to market adjustments	(1,121,138)	–
Goodwill and intangible assets	–	(162,500)
Total deferred income tax liabilities	$(1,465,494)	$(676,100)

Net deferred income taxes:
Current	$–	$28,300
Non-Current	–	(252,900)

	$–	$(224,600)

Management has reviewed the provisions regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it should record a valuation allowance of $7,913,310 against its deferred tax assets. The Company has net operating loss carryforwards totaling $2,949,285 generated in 2015 and expiring in 2035.

The Company recognizes the consolidated financial statement impact of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than–not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company is subject to income taxes in the U.S. federal jurisdiction and the states of Florida, North Carolina, New Mexico, New Jersey, California and Tennessee. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. As of December 31, 2015, returns have been filed for tax years 2014, 2013, 2012, 2011, 2010, 2009, 2008, 2007, 2006 and 2005 and remain open for IRS audit.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

In the second quarter of 2015, the Company received notice that the IRS had placed a lien on it related to unpaid 2013 taxes due. The taxes due were paid and the lien was lifted in September 2015.

On September 3, 2015 the Company was notified by the IRS that its 2013 Federal income tax return was selected for examination. The IRS is currently in the process of examining the return and the Company’s supporting documentation. As of December 31, 2015, the Company has not received any proposed adjustments to its 2013 Federal income tax return from the IRS.

Note 13 – Business Combinations

Completion of Merger

On November 2, 2015, the Company completed its merger (the “Merger”) with CollabRx, Inc. (“CollabRx”). In connection with the Merger, (i) each share of common stock of Medytox was converted into the right to receive about 0.4096 shares of common stock of CollabRx, (ii) each share of Series B Preferred Stock of Medytox was converted into the right to receive one share of a newly-authorized Series B Convertible Preferred Stock of CollabRx, and (iii) each share of Series E Convertible Preferred Stock of Medytox was converted into the right to receive one share of a newly-authorized Series E Convertible Preferred Stock of CollabRx.

Holders of CollabRx equity prior to the closing of the Merger (including all outstanding CollabRx common stock and all restricted stock units, options and warrants exercisable for shares of CollabRx common stock) held 10% of CollabRx’s common stock following the closing of the Merger, and holders of Medytox equity prior to the closing of the Merger (including all outstanding Medytox common stock and all outstanding options exercisable for shares of Medytox common stock, but less certain options that were cancelled upon the closing pursuant to agreements between Medytox and such optionees) held 90% of CollabRx’s common stock following the closing of the Merger, in each case on a fully diluted basis, provided, however, outstanding shares of the newly designated Series B Convertible Preferred Stock and Series E Convertible Preferred Stock, certain outstanding convertible promissory notes exercisable for CollabRx common stock after the closing and certain option grants expected to be made at or immediately following the closing of the Merger are excluded from such ownership percentages.

Also in connection with the Merger: (i) each of James Karis, Jeffrey M. Kraus and Carl Muscari resigned from CollabRx’s Board of Directors; (ii) each of Seamus Lagan, Christopher Diamantis, Benjamin Frank, Michael L. Goldberg and Robert Lee was appointed to serve on CollabRx’s Board of Directors; and (iii) Thomas R. Mika was appointed Chairman of the Board, Seamus Lagan was appointed Chief Executive Officer and President, Jason Adams was appointed Chief Financial Officer, and Sebastian Sainsbury was appointed as Secretary.

In connection with the completion of the merger, CollabRx changed its name to Rennova Health, Inc. (“Rennova”). On November 3, 2015, the common stock of Rennova commenced trading on the Nasdaq Capital Market under the symbol RNVA. Immediately after the consummation of the Merger, Rennova had 13,750,010 shares of common stock, 5,000 shares of Series B Convertible Preferred Stock and 45,000 shares of Series E Convertible Preferred Stock issued and outstanding.

The transaction was accounted for as a reverse acquisition. As such, the prior period equity amounts have been retro-actively restated to reflect the equity instruments of the legal acquirer. The consideration given for CollabRx totals $12,289,297, consisting of the fair value of common stock and warrants exchanged in the merger transaction.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date of CollabRx.

Cash	$4,737,773
Accounts receivable	54,675
Other current assets	105,700
Property and equipment	92,636
Accounts payable and accrued expenses	(1,120,000)
Deferred revenue	(123,000)
Other liabilities	(520,070)
Derivative liabilities	(1,578,976)
Identifiable intangible assets	170,000
Total identifiable net assets	1,818,738

Goodwill	10,470,559

Total consideration	$12,289,297

Epinex Diagnostics Laboratories, Inc.

On August 26, 2014, the Company, through its subsidiary, MDI, purchased all of the outstanding stock of Epinex from an unrelated party. The purchase price was an aggregate of $1,241,745, consisting of the items in the table below.

The following table summarizes the consideration given for Epinex and the fair values of the assets acquired and liabilities assumed at the acquisition date.

Consideration Given:

Cash at closing	$100,000
Acquisition Notes	385,545
Series E Convertible Preferred Stock (100,000 shares)	800,000
Contingent consideration adjustment	(43,800)

$1,241,745
Fair value of identifiable assets acquired and liabilities assumed:

Cash	$36,677
Property and equipment, net	26,983
Deposits	285
Accounts payable	(227,855)
Accrued expenses	(75,945)
Identifiable intangible assets	900,000
Total identifiable net assets	660,145

Goodwill	581,600

Total consideration	$1,241,745

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Intangible assets consisting of certain medical licenses ($820,000) and Trade Names ($80,000) were valued based on their fair value. The licenses have indefinite lives and are non-amortizable. Trade Names are being amortized over their estimated useful life. (See Note 6 – Long-Lived Assets)

GlobalOne Information Technologies, LLC

On May 23, 2014, the Company, through its subsidiary, Mime, purchased certain net assets, primarily consisting of software, of GlobalOne. The purchase price was an aggregate of $675,000, consisting of $500,000 in cash, 10,000 shares of Common Stock, and $150,000 in cash payable six months after the date of closing.

The following table summarizes the consideration given for the net assets of GlobalOne and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date.

Consideration Given:

Cash at closing	$500,000
Common stock (10,000 shares)	25,000
Contingent acquisition liability	150,000

Total Consideration	$675,000

Fair value of identifiable assets acquired and liabilities assumed:

Accounts receivable	$93,270
Property and equipment, net	7,005
Software	182,000
Accounts payable	(95,086)
Identifiable intangible assets	213,000
Total identifiable net assets	400,189

Goodwill	274,811

Total consideration	$675,000

Intangible assets consisting of Trade Names ($66,000), Customer Relationships ($128,000) and Non-Compete arrangements ($19,000) were valued at fair value and are being amortized over their estimated useful lives. (See Note 6 – Long-Lived Assets)

ClinLab, Inc.

On March 18, 2014, the Company, through its subsidiary, MIT, purchased all of the outstanding stock of ClinLab from two unrelated parties. The purchase price was an aggregate of $2,304,107, consisting of the items shown in the table below.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

The following table summarizes the consideration given for ClinLab and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date.

Consideration Given:

Cash at closing	$1,000,000
Series D Convertible Preferred Stock (200,000 shares)	1,250,000
Contingent acquisition liability	54,017

Total Consideration	$2,304,017

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$31,671
Accounts receivable	54,017
Other current assets	241
Software	1,252,000
Deposits	700
Accounts payable	(4,942)
Accrued expenses	(39,202)
Identifiable intangible assets	152,000
Total identifiable net assets	1,446,485

Goodwill	857,532

Total consideration	$2,304,017

Intangible assets consisting of Trade Names ($75,000) and Customer Relationships ($77,000) were valued at fair value and are being amortized over their estimated useful lives. (See Note 6 – Long-Lived Assets)

Goodwill was attributable to the following subsidiaries as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Medical Billing Choices, Inc.	$–	$1,202,112
PB Laboratories, LLC	–	107,124
Biohealth Medical Laboratory, Inc.	–	116,763
Clinlab, Inc.	–	857,532
Medical Mime, Inc.	–	274,811
Epinex Diagnostics Laboratories, Inc.	–	581,600
	$–	$3,139,942

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

At December 31, 2015, the Company determined that all of its goodwill and intangibles were impaired. As a result, it recorded an impairment charge of $18,411,353 for the year ended December 31, 2015.

Pro-Forma Financial Information

The following unaudited pro forma data summarizes the results of operations for the years ended December 31, 2015 and 2014 as if the acquisitions of CollabRx, Clinlab and Epinex had been completed January 1, 2014. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2014.

	For the Year Ended December 31, 2015
	Rennova Health, Inc. Historical	CollabRx, Inc. (a)	Pro-Forma Adjustments		Combined

Net Revenues	$18,393,038	$425,000	$–		$18,818,038

Operating Expenses	62,626,045	4,881,000	–		67,507,045

Income (Loss) from operations	(44,233,007)	(4,456,000)	–		(48,689,007)

Other income (expense)	474,215	(43,000)	–		431,215

Income (Loss) before income taxes	(43,758,792)	(4,499,000)	–		(48,257,792)

Provision for income taxes	(9,028,253)	(269,000)	–	(b)	(9,297,253)

Net income (loss) attributable to Rennova Health	(34,730,539)	(4,230,000)	–		(38,960,539)

Preferred stock dividends	1,627,188	–	(1,627,188	)(c)	–

Net income (loss) attributable to Rennova Health common shareholders	$(36,357,727)	$(4,230,000)	$1,627,188		$(38,960,539)

Net income (loss) per common share:
Basic	$(2.93)				$(2.93)
Diluted	$(2.93)				$(2.93)

Weighted average number of common shares outstanding during the period:
Basic	12,423,294				13,299,637
Diluted	12,423,294				13,299,637

	For the Year Ended December 31, 2014
	Rennova Health, Inc. Historical	Epinex Diagnostics Laboratories, Inc.	Clinlab, Inc.	CollabRx, Inc.	Pro-Forma Adjustments		Combined

Net Revenues	$57,927,820	$44,299	$98,446	$498,000	$–		$58,568,565

Operating Expenses	42,272,826	329,258	94,414	5,936,000	–		48,632,498

Income (Loss) from operations	15,654,994	(284,959)	4,032	(5,438,000)	–		9,936,067

Other income (expense)	(273,362)	12,753	1	(27,000)	–		(287,608)

Income (Loss) before income taxes	15,381,632	(272,206)	4,033	(5,465,000)	–		9,648,459

Provision for income taxes	7,561,300	–	–	(301,000)	(2,532,555	)(b)	4,727,745

Net income (loss) attributable to Rennova Health	7,820,332	(272,206)	4,033	(5,164,000)	–		4,920,714

Preferred stock dividends	5,010,300	–	–	–	(5,010,300	)(c)	–

Net income (loss) attributable to Rennova Health common shareholders	$2,810,032	$(272,206)	$4,033	$(5,164,000)	$5,010,300		$4,920,714

Net income (loss) per common share:
Basic	$0.23						$0.37
Diluted	$0.22						$0.36

Weighted average number of common shares outstanding during the period:
Basic	12,247,978						13,296,716
Diluted	12,667,858						13,716,596

_______________

(a)	Reflects 2015 and 2014 results of operations prior to the acquisition dates. Clinlab was acquired on March 18, 2014, Epinex was acquired on August 26, 2014 and CollabRx was acquired on November 2, 2015. For the year ended December 31, 2014, CollabRx is included using its fiscal year ended March 31, 2015 financial statements.
(b)	Reflects changes in taxes, if any, resulting from including the aggregate net losses of acquired operations in the corporate tax return.
(c)	Reflects elimination of preferred stock dividend accruals resulting from the reverse merger with CollabRx.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 14 – Commitments and Contingencies

Operating Lease Commitments

The Company leases office space and business equipment for its corporate office and subsidiaries under multiple year non-cancelable operating leases that expire through 2021. The office lease agreements have certain escalation clauses and renewal options. Additionally, the Company has lease agreements for computer equipment, office copiers and fax machines.

The office space lease agreements include escalating rents over the lease term. The Company expenses rent on a straight-line basis over the lease term which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in Accrued Expenses in the accompanying Consolidated Balance Sheets.

At December 31, 2015, future minimum lease payments under these leases are as follows:

Year ending December 31,
2016	$741,015
2017	735,899
2018	670,479
2019	470,128
2020	365,274
Total minimum future lease payments	$2,982,795

Rent expense for the years ended December 31, 2015 and 2014 was $608,399 and $350,169, respectively.

Purchase Commitments

On January 25, 2013 MDI entered into a ten year, automatically renewable, License Agreement with Dry Spot Diagnostics AG (Dry Spot”), the Company will pay to Dry Spot a minimum royalty of $200,000 per year in 2015 and 2016. The agreement provides for a royalty of 10% on sales incorporating the Dry Spot technology in years subsequent to 2016 through the expiry of the agreement.

The Company has entered into a purchase agreement for reagent supplies through December, 2020.

Minimum commitments as of December 31, 2015 for these obligations are as follows:

Year ending December 31,
2015	$254,871
2016	254,871
2017	54,871
2018	54,871
2019	54,781
2020 and thereafter	54,961
Total purchase commitments	$729,226

Significant Risks and Uncertainties

Concentration of Credit Risk - Accounts Receivable - Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising the client base. The Company does have significant receivable balances with government payers and various insurance carriers. Generally, the Company does not require collateral or other security to support customer receivables. However, the Company continually monitors and evaluates its client acceptance and collection procedures to minimize potential credit risks associated with its accounts receivable and establishes an allowance for uncollectible accounts and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

A number of proposals for legislation continue to be under discussion which could substantially reduce Medicare and Medicaid (CMS) reimbursements to clinical laboratories. Depending upon the nature of regulatory action, and the content of legislation, the Company could experience a significant decrease in revenues from Medicare and Medicaid (CMS), which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

Legal Matters

During the course of business, litigation commonly occurs. From time to time, the Company may be a party to litigation matters involving claims against the Company. The Company operates in a highly regulated industry which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company's financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims below.

Epinex Diagnostics Laboratories, Inc. (“Epinex”) has been sued in a California state court by two former employees who allege that they were wrongfully terminated, as well as a variety of unpaid wage claims. The Company participated in formal mediation on February 25, 2016 in California. This matter has been reset for trial in April 2016.

In February 2016, the Company received notice that the Internal Revenue Service had placed a lien against Medytox Solutions, Inc. and its subsidiaries relating to unpaid 2014 taxes due, plus penalties and interest, totaling $4,964,000. The Company paid $100,000 toward its 2014 tax liability in March 2016. The Company filed its 2015 Federal tax return on March 15, 2016. The 2015 return and the accompanying election to carryback the reported net operating losses will permit the Company to have the lien lifted.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 15 – Segment Reporting

Selected financial information for the Company’s operating segments is as follows:

	2015	2014
Net revenues - External
Laboratory Services	$17,501,189	$57,180,209
Supportive Software Solutions	805,899	747,611
Decision Support and Informatics Operations	85,950	–
Corporate	–	–
Eliminations	–	–
	$18,393,038	$57,927,820
Net revenues - Inter Segment
Laboratory Services	$–	$–
Supportive Software Solutions	2,096,768	2,928,160
Decision Support and Informatics Operations	–	–
Corporate	–	–
Eliminations	–	–
	$2,096,768	$2,928,160
Income (loss) from operations
Laboratory Services	$(17,197,888)	$19,808,354
Supportive Software Solutions	(7,810,476)	(816,916)
Decision Support and Informatics Operations	(11,291,498)	–
Corporate	(7,988,351)	(3,067,138)
Eliminations	55,206	(269,306)
	$(44,233,007)	$15,654,994
Depreciation and amortization
Laboratory Services	$2,178,423	$1,104,606
Supportive Software Solutions	678,201	442,321
Decision Support and Informatics Operations	8,006	–
Corporate	5,424	5,420
Eliminations	(120,204)	(51,894)
	$2,749,850	$1,500,453
Capital expenditures
Laboratory Services	$2,057,952	$5,084,658
Supportive Software Solutions	102,235	450,409
Decision Support and Informatics Operations	–	–
Corporate	–	–
Eliminations	(65,000)	–
	$2,095,187	$5,535,067

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

	December 31,	December 31,
	2015	2014
Total assets
Laboratory Services	$15,152,583	$29,362,062
Supportive Software Solutions	2,896,473	5,214,139
Decision Support and Informatics Operations	4,307,053	–
Corporate	12,711,284	1,939,989
Eliminations	(7,095,520)	(755,436)
	$27,971,873	$35,760,754
Intangible assets
Laboratory Services	$–	$4,088,835
Supportive Software Solutions	–	347,638
Decision Support and Informatics Operations	–	–
Corporate	–	–
Eliminations	–	–
	$–	$4,436,473
Goodwill
Laboratory Services	$–	$805,487
Supportive Software Solutions	–	2,334,455
Decision Support and Informatics Operations	–	–
Corporate	–	–
Eliminations	–	–
	$–	$3,139,942

Note 16 – Subsequent Events

In January 2016, the Company repaid $1,600,000 of the amounts due to Christopher Diamantis, a director of the Company, under short term notes payable that were outstanding as of December 31, 2015. In addition to the principal amount, the Company paid $100,000 in cash for interest.

In January 2016, the Company temporarily repaid $3,000,000 of the amounts due under the D&D note. In addition to the principal amount, the Company paid $300,000 in cash for interest for 2015. In March 2016, the Company re-borrowed 100% of the principal amount repaid in January 2016. In April 2016, the Company repaid $2,250,000 of the $3,000,000 then outstanding under the D&D note from proceeds of the accounts receivable transaction discussed below. This note was convertible into the Company’s Common Stock at a 25% discount to the trailing ten day average closing price at any time prior to the repayment. As such, the Company elected to repay the note prior to its maturity date.

In February 2016, the Company received notice that the Internal Revenue Service had place a lien against it relating to unpaid 2014 taxes due, plus penalties and interest, totaling $4,964,000. The Company paid $100,000 toward its 2014 tax liability in March 2016. The Company filed its 2015 Federal tax return on March 15, 2016. The 2015 return and the accompanying election to carryback the reported net operating losses will permit the Company to have the lien lifted and entitle the Company to the $2,415,013 refund that is recorded as a receivable as of December 31, 2015.

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract. The receivables had an estimated collectable value of $8,700,000 and have been adjusted down to approximately $4,300,000 in our books and records. The consideration received was $5,000,000. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $500,000, (ii) all payments recovered from the accounts receivable up to $5,250,000, if paid in full within six months, or $5,500,000, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty has not been paid $6,000,000, the Company is required to pay the difference. Christopher Diamantis, a director of the Company, guaranteed the Company's payment obligation of up to $6,000,000. For providing the guarantee, and to the extent that the counterparty receives amounts payable under clause (ii) above exceeding $5,000,000, Mr. Diamantis will be paid a fee by the counterparty equal to the amount by which the amount received under clause (ii) above exceeds $5,000,000 ($250,000 or $500,000, depending on the timing of payment).

The Company has evaluated subsequent events through the date the financial statements were issued and filed with SEC. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2015 because of the material weakness in internal control over financial reporting discussed in Management’s Report on Internal Control over Financial Reporting, presented below.

Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 based upon the framework in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In connection with such evaluation, management identified a material weakness in internal control over financial reporting. Insufficient staffing and accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions. Based on this material weakness in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2015. The Company is in the process of taking the following steps to remediate the material weakness: (i) increasing the staffing of its internal accounting department, including the addition of Chief Financial Officer with a healthcare background, (ii) engaging outside independent consultants to assist in the analysis of complex accounting transactions, and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department and outside independent consultants.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2015, the Company took several steps to improve internal control over financial reporting. These steps included an improvement of accounting department personnel, including the addition of a Chief Financial Officer with specific healthcare experience. The internal control over financial reporting was strengthened by greater separation of duties.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 11.	Executive Compensation.

This information will be contained in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

This information will be contained in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 14.	Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

See EXHIBIT INDEX.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rennova Health, Inc.

Date: April 18, 2016	/s/ Seamus Lagan
Seamus Lagan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seamus Lagan	Chief Executive Officer and Director	April 18, 2016
Seamus Lagan	(principal executive officer)

/s/ Jason Adams	Chief Financial Officer	April 18, 2016
Jason Adams	(principal financial and accounting officer)

/s/ Thomas R. Mika	Chairman and Director	April 18, 2016
Thomas R. Mika

/s/ Dr. Paul Billings	Director	April 18, 2016
Dr. Paul Billings

/s/ Christopher Diamantis	Director	April 18, 2016
Christopher Diamantis

/s/ Benjamin Frank	Director	April 18, 2016
Benjamin Frank

/s/ Michael L. Goldberg	Director	April 18, 2016
Michael L. Goldberg

/s/ Robert Lee	Director	April 18, 2016
Robert Lee

EXHIBIT INDEX

Exhibit Number		Description

2.1		Agreement and Plan of Merger, dated June 29, 2012, by and among Tegal Corporation, CLBR Acquisition Corp., CollabRx, Inc. and CommerceOne, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2012).
2.2		Agreement and Plan of Merger, dated as of April 15, 2015, by and among Medytox Solutions, Inc., CollabRx, Inc. and CollabRx Merger Sub, Inc. (incorporated by reference to Annex A to the Company’s joint proxy statement/prospectus that was part of the registration statement on Form S-4, filed with the SEC on September 18, 2015).(1)
3.1		Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013).
3.2		Restated Bylaws of Tegal Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2006).
3.3		Certificate of Amendment to Certificate of Incorporation of CollabRx, Inc., filed November 2, 2015 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.4		Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.5		Certificate of Designation for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.6		Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed March 9, 2016 (2)
4.1		Stockholders Agreement, dated July 12, 2012, by and among Tegal Corporation and the stockholders identified therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).
4.2		Warrant Agency Agreement, dated as of December 30, 2015, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015.
4.3		Shareholder Rights Agreement, dated as of April 13, 2011, by and between Tegal Corporation and Registrar and Transfer Company (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed with the SEC on April 14, 2011).
4.4		Amendment to Shareholder Rights Agreement, dated April 15, 2015, by and between CollabRx, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
4.5		Medytox Solutions, Inc. Senior Secured, Convertible, Redeemable Debenture, effective September 11, 2015 (incorporated by reference to Exhibit 4.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
4.6		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2015).
4.7		Certificate of Designation for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
10.1	**	Fifth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).
10.2	**	Eighth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 14, 2006).
10.3	**	2007 Incentive Award Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A, filed with the SEC on July 29, 2007).
10.4	**	Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Company's revised definitive proxy statement on Schedule 14A filed with the SEC on July 29, 2004).
10.5		Form of Stock Option Agreement for Employees from the 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2007).
10.6	**	Form of Non-Qualified Stock Option Agreement for Employees from the Eighth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 12, 2004).
10.7	**	Form of Restricted Stock Unit Award Agreement from the Eighth Amended and Restated 1998 Equity Participation (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on July 11, 2005).

10.8	**	Restricted Stock Unit Award Agreement between Tegal Corporation and Tom Mika, dated July 5, 2005 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 11, 2005).
10.9	**	Restricted Stock Unit Awards between Tegal Corporation and each of Thomas Mika and Christine Hergenrother, each dated October 7, 2010.
10.10		Warrant issued to se2quel Partners LLC dated January 14, 2011 (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the SEC on January 21, 2011).
10.11		Warrant issued to se2quel Management GmbH dated January 14, 2011 (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed with the SEC on January 21, 2011).
10.12		Warrant Transfer Agreement and replacement Warrants issued dated March 31, 2012 (incorporated by reference to Exhibit 99.5 to the Company's Annual Report on Form 10-K filed with the SEC on June 14, 2012).
10.13		Warrant Transfer Agreement issued dated March 31, 2013 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.14	**	Employment Agreement, dated June 29, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 5, 2012).
10.15		Agreement Not to Compete, dated July 12, 2012, by and between Tegal Corporation and Jay M. Tenenbaum (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.16		Promissory Note issued by Tegal Corporation on July 12, 2012 to Jay M. Tenenbaum (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.17		Promissory Note issued by Tegal Corporation on July 12, 2012 to CommerceNet (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.18	**	Restricted Stock Unit Award Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.19		Indemnity Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.20	**	Amendment No. 1 to Employment Agreement, dated as of December 7, 2012, by and between CollabRx, Inc. and James M. Karis (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 7, 2012).
10.21	**	Amendment No. 1 to Restricted Stock Unit Award Agreement, dated as of December 7, 2012, by and between CollabRx, Inc. and James M. Karis (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 7, 2012).
10.22	**	Employment Agreement, dated February 12, 2013, by and among CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 12, 2013).
10.23	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Smruti Vidwans (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.24	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Michelle Turski (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.25	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Lisandra West (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.26	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Gavin Gordon (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.27	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and John Randy Gobbel (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.28	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and George Lundberg (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.29	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Jeff Shrager (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.30		Loan and Security Agreement, dated January 16, 2015, between CollabRx, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed with the SEC on January 22, 2015).
10.31		Agreement, dated January 16, 2015, between CollabRx, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 22, 2015).

10.32	Parent Support Agreement, dated April 15, 2015, between Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.33	Form of Company Support Agreement, dated April 15, 2015, between CollabRx, Inc. and certain Medytox Solutions, Inc. stockholders identified therein (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.34	Stockholders Agreement, dated April 15, 2015, among CollabRx, Inc., Thomas R. Mika and certain Medytox Solutions, Inc. stockholders identified therein (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.35	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.36	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.37	Form of Employment Agreement among New Sub, CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.38	Form of Employment Agreement among New Sub, CollabRx, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.39	Agreement, dated August 22, 2011, among Trident Laboratories, Inc., its shareholders and Medytox Institute of Laboratory Medicine, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on November 4, 2011).
10.40	Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on November 4, 2011).
10.41	Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on December 12, 2011).
10.42	Convertible Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on December 12, 2011).
10.43	Security Agreement, dated as of December 6, 2011, among Medytox Solutions, Inc., Medytox Management Solutions Corp., Medytox Institute of Laboratory Medicine, Inc. and Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on December 12, 2011).
10.44	Membership Interest Purchase Agreement, dated as of February 16, 2012, between Marylu Villasenor Hall and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on February 17, 2012).
10.45	Secured Promissory Note, dated February 16, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on February 17, 2012).
10.46	Senior Secured Revolving Credit Facility Agreement, dated as of April 30, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.47	Revolving Promissory Note, dated April 30, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.48	Guaranty Agreement, dated as of April 30, 2012, by Medytox Medical Marketing & Sales, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.49	Guaranty Agreement, dated as of April 30, 2012, by Medytox Diagnostics, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.50	Guaranty Agreement, dated as of April 30, 2012, by PB Laboratories, LLC in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.51	Security Agreement, dated as of April 30, 2012, between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.52	Security Agreement, dated as of April 30, 2012, between Medytox Medical Marketing & Sales, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.7 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.53	Security Agreement, dated as of April 30, 2012, between Medytox Diagnostics, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.8 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.54	Security Agreement, dated as of April 30, 2012, between PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.9 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.55	Amendment No. 1 to Senior Secured Revolving Credit Facility, dated as of July 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.56	Amended and Restated Revolving Promissory Note, dated July 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.57	Amendment to Convertible Promissory Note, dated as of July 27, 2012, between Medytox Solutions, Inc. and Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.58	Amendment to Security Agreement, dated as of July 27, 2012, among Medytox Solutions, Inc., Medytox Medical Management Solutions Corp. and Medytox Institute of Laboratory Medicine, Inc. in favor of Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.59	Membership Interest Purchase Agreement, dated as of October 31, 2012, between Medytox Diagnostics, Inc. and Marylu Villasenor Hall (incorporated by reference to Exhibit 10.10 to Medytox's Quarterly Report on Form 10-Q/A filed with the SEC on November 21, 2012).
10.60	Secured Promissory Note, dated October 31, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall (incorporated by reference to Exhibit 10.11 to Medytox's Quarterly Report on Form 10-Q/A filed with the SEC on November 21, 2012).
10.61	Amendment No. 2 to Senior Secured Revolving Credit Facility Agreement, dated as of October 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on December 17, 2012).
10.62	Amended and Restated Revolving Promissory Note, dated October 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on December 17, 2012).
10.63	Stock Purchase Agreement, dated as of December 7, 2012, between Luisa G. Suarez and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.64	Stock Purchase Agreement, dated as of December 7, 2012, between Balbino Suarez and Medytox Diagnostics, Inc.(incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.65	Secured Promissory Note, dated December 7, 2012, issued by Medytox Diagnostics, Inc. to Balbino Suarez (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.66	Guarantee of Medytox Solutions, Inc., dated December 7, 2012, of Secured Promissory Note issued to Balbino Suarez (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.67	Option Agreement, dated as of December 31, 2012, between Joseph Fahoome and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on January 15, 2013).
10.68	Option Agreement, dated as of December 31, 2012, between Robert Kuechenberg and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on January 15, 2013).
10.69	Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.70	Amended and Restated Revolving Promissory Note, dated February 28, 2013, by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.71		Guaranty Agreement, dated as of January 22, 2013, by Biohealth Medical Laboratory, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.72		Security Agreement, dated as of January 22, 2013, between Biohealth Medical Laboratory, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.73		Guaranty Agreement, dated as of February 28, 2013, by Advantage Reference Labs, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.74		Security Agreement, dated as of February 28, 2013, between Advantage Reference Labs, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.75		Consulting Agreement, dated May 25, 2011, between Seamus Lagan and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.37 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.76		Consulting Agreement, dated October 3, 2011, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.38 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.77		Consulting Agreement, dated as of October 1, 2012, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.39 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.78	**	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Dr. Thomas F. Mendolia (incorporated by reference to Exhibit 10.45 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.79		Stock Purchase Agreement, dated as of January 1, 2013, among Bill White, Jackson R. Ellis and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.46 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.80		Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Bill White (incorporated by reference to Exhibit 10.47 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.81		Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Jackson R. Ellis (incorporated by reference to Exhibit 10.48 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.82		Promissory Note, dated March 13, 2013, issued by Alethea Laboratories, Inc. to Summit Diagnostics, LLC (incorporated by reference to Exhibit 10.49 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.83		Membership Interest Purchase Agreement, dated as of January 14, 2013, as amended, among Reginald Samuels, Ralph Perricelli and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.50 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.84		Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Reginald Samuels (incorporated by reference to Exhibit 10.51 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.85		Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Ralph Perricelli (incorporated by reference to Exhibit 10.52 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.86		Option Agreement, effective as of April 19, 2013, between Christopher E. Diamantis and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on April 26, 2013).
10.87		Option Agreement, effective as of April 19, 2013, between Benjamin Frank and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on April 26, 2013).
10.88		Amendment No. 4 to Senior Secured Revolving Credit Facility Agreement, dated as of June 30, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., International Technologies, LLC, Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.89		Fourth Amended and Restated Revolving Promissory Note, dated June 30, 2013 (effective date July 15, 2013), issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.90		Guaranty Agreement, dated as of July 15, 2013, by International Technologies, LLC in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.91		Security Agreement, dated as of July 15, 2013, between International Technologies, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.92		Guaranty Agreement, dated as of July 15, 2013, by Alethea Laboratories, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.93		Security Agreement, dated as of July 15, 2013, between Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.94		Amendment, dated July 12, 2013, to the Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.53 to Medytox's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013).
10.95	**	Form of Medytox Solutions, Inc. 2013 Incentive Compensation Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on March 19, 2014).
10.96		Stock Purchase Agreement, dated as of March 18, 2014, by and among Clinlab, Inc., Daniel Stewart, James A. Wilson, Medytox Information Technology, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.65 to Medytox's Annual Report on Form 10-K filed with the SEC on March 31, 2014).
10.97		Form of Purchase Option Agreement between Medytox Solutions, Inc., and each holder of Series B Preferred Stock (incorporated by reference to Exhibit 10.66 to Medytox's Annual Report on Form 10-K filed with the SEC on March 31, 2014).
10.98		Consulting Agreement, dated March 15, 2014, between Medytox Solutions, Inc. and SS International Consulting, Ltd. (incorporated by reference to Exhibit 10.67 to Medytox's Annual Report on Form 10-K filed with the SEC on March 31, 2014).
10.99		Stock Purchase Agreement, dated as of August 26, 2014, by and among Epinex Diagnostics Laboratories, Inc., Epinex Diagnostics, Inc., Medytox Diagnostics, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on August 28, 2014).
10.100	**	Agreement for the Retirement as CEO and Release of Any and All Claims by and between Medytox Solutions, Inc. and William G. Forhan, dated August 26, 2014, effective as of September 11, 2014 (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on September 12, 2014).
10.101		Amendment to Consulting Agreement, by and between Medytox Solutions, Inc. and Alcimede LLC, dated as of September 11, 2014 (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on September 12, 2014).
10.102	**	Employment Agreement by and between Medytox Solutions, Inc. and Samuel R. Mitchell, dated as of February 4, 2015 (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on February 18, 2015).
10.103	**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the SEC on July 7, 2011).
10.104		Amendment to Consulting Agreement, by and between SS International Consulting Ltd. and Medytox Solutions, Inc., dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.105	**	Employment Agreement, dated as of September 9, 2015, between Medytox Solutions, Inc. and Jason P. Adams (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.106	**	Amendment to Employment Agreement, dated as of June 16, 2015, between Medytox Solutions, Inc. and Sharon Hollis (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.107		Securities Purchase Agreement, effective September 11, 2015, by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.108		Form of Guaranty Agreement (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.109		Security Agreement, effective September 11, 2015 by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.110		Form of Security Agreement (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.111	Medytox Solutions, Inc. 2013 Incentive Compensation Plan, filed as Exhibit 4.1 to Medytox's Registration Statement on Form S-8 filed with the SEC on December 23, 2013 and incorporated by reference herein.
21	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 17, 2015).
23	Consent of Independent Registered Public Accounting Firm – Green & Company, CPAs. (2)
31.1	Section 302 Certification of the Chief Executive Officer. (2)
31.2	Section 302 Certification of the Chief Financial Officer. (2)
32.1	Section 906 Certification of the Chief Executive Officer. (3)
32.2	Section 906 Certification of the Chief Financial Officer. (3)
101.INS	XBRL Instance Document. (2)
101.SCH	XBRL Taxonomy Extension Schema Document. (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

____________________
(1)	The exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Rennova Health, Inc. will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

(2)	Filed herewith.

(3)	Furnished herewith.

**	Management contract for compensatory plan or arrangement.

