Form 10-K/A
period 2015-12-31
Rennova Health, Inc.
filed 2016-04-29
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-K/A

(Amendment No. 1)

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

(Title of class)

_________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by Rennova Health, Inc. (the "Company") to amend the Annual Report on Form 10-K for the year ended December 31, 2015 filed by the Company with the Securities and Exchange Commission (the "SEC") on April 19, 2016 to include the information required to be disclosed by Part III, Items 10-14 of Form 10-K.

RENNOVA HEALTH, INC.
ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are currently serving as directors and executive officers of the Company.

Name	Age	Positions
Seamus Lagan	47	President, Chief Executive Officer and Director
Thomas R. Mika	64	Chairman
Jason P. Adams	35	Chief Financial Officer
Dr. Paul Billings	63	Director
Christopher Diamantis	47	Director
Benjamin Frank	82	Director
Michael L. Goldberg	66	Director
Robert Lee	62	Director

All directors of the Company serve one year terms and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Executive Officers' and Directors' Biographies

Seamus Lagan was appointed Chief Executive Officer and President and a director of the Company on November 2, 2015 and as Chief Executive Officer and a director of Medytox Solutions, Inc., a wholly owned subsidiary of the Company (“Medytox”) effective September 15, 2014. Mr. Lagan has been, either individually or through Alcimede LLC, a consultant to Medytox since May 2011. Mr. Lagan has been a director of Alcimede since its formation in 2007. Alcimede is a privately-held, Delaware limited liability company which provides various consulting services, including management, organization, and financial consulting services. Mr. Lagan also currently serves, through Alcimede, as chief executive officer of the following subsidiaries of the Company: Medytox Diagnostics, Inc. (since February 2012), and Health Technology Solutions, Inc. (since June 2011) and as president of Medical Billing Choices, Inc. (since July 2013). From September 2008 through May 2011, Mr. Lagan was a private investor. In 2008, TecEnergy UK Limited (“TEC”), a waste management and alternative energy company in England and Wales, of which Mr. Lagan served as a director, was placed into administration to protect it from bankruptcy. The relevant taxing authorities in the United Kingdom alleged that the directors reduced the debt of TEC to its creditors at the expense of tax liabilities to the taxing authorities. There were no other allegations of wrongdoing, but based on such allegations, the taxing authorities sought to have each of the directors of TEC banned from acting as a director in the United Kingdom for a three-year period. At the time of such action, Mr. Lagan had significant health issues and did not defend himself. As a result, Mr. Lagan was banned in his absence from acting as a director of a United Kingdom company from October 8, 2010 until October 2015 (In the Matter of TecEnergy UK Limited and in the Matter of the Company Directors Disqualifications Act of 1986 between the Secretary of State for Business, Innovation and Skills and Seamus Lagan (Norwich County Court, UK, Claim No. 0NR00656)). Mr. Lagan graduated from Ballymena Technical College in Ireland in 1989.

Thomas R. Mika has been Chairman of the Board of the Company since October 2006. He also serves as the President and Chief Executive Officer of CollabRx, Inc., a wholly-owned subsidiary of the Company. He previously had been President and Chief Executive Officer from March 2005 to November 2, 2015. In addition, he held the positions of Acting Chief Financial Officer and Secretary of the Company until November 2, 2015. In July of 2012, Tegal Corporation acquired the private company CollabRx, subsequently adopting its name and mission. CollabRx (and Tegal) had been on the NASDAQ since its IPO in 1995. Following a long service on the Board of Directors of Tegal beginning in 1992, Mr. Mika was appointed Executive Vice President and Chief Financial Officer in 2002. Mr. Mika began his association with Tegal in 1990, when he served as consultant to Nazem & Company, a venture firm that acquired the company from Motorola in 1990. Previously, Mr. Mika co-founded IMTEC, a boutique investment and consulting firm whose areas of focus included health care, pharmaceuticals, media and information technology. As a partner of IMTEC, Mr, Mika served clients in the United States, Europe and Japan over a period of 20 years, taking on the role of CEO in several ventures. Earlier in his career, Mr. Mika was a managing consultant with Cresap, McCormick & Paget and a policy analyst for the National Science Foundation. At NSF he was a member of the initial three-person team that developed and published the landmark Science Indicators, the biennial report of the National Science Board to the President of the United States. Since April 27, 2015, Mr. Mika has served as a director of NanoVibronix, Inc., a medical device company focusing on non-invasive biological response activating devices. Mr. Mika holds a Bachelor of Science degree in Microbiology from the University of Illinois at Urbana-Champaign and a Master of Business Administration degree from the Harvard Graduate School of Business.

Jason P. Adams commenced employment with Medytox in September 2015, and was appointed Chief Financial Officer on September 12, 2015. Mr. Adams was appointed Chief Financial Officer of the Company on November 2, 2015. Prior to joining Medytox, Mr. Adams was the Chief Financial Officer of West Central Behavioral Health, a provider of behavioral health services in the state of New Hampshire, from March 2014 until September 2015. Prior to his involvement with West Central Behavioral Health, he held similar positions with Alico, Inc., from April 2012 until March 2014, and the Source Interlink Companies, Inc., from February 2006 through April 2012. Mr. Adams holds a BS degree in Accounting from Castleton University, and a Colorado CPA designation.

Paul R. Billings, M.D., Ph.D, FACP, FACMG, joined the board of directors on April 7, 2014. A Board certified internist and clinical geneticist, Dr. Billings is currently the Chairman of Biological Dynamics, Inc., an innovative cancer testing company in San Diego, CA. He is also a member of the board of directors of Trovagene, Inc. (NASDAQ: TROV), acting Chief Medical Officer (CMO) of Omicia, Inc., and serves on other for-profit and not-for-profit boards including the Council for Responsible Genetics, the country’s oldest independent biotechnology "watchdog" organization. In the recent past, Dr. Billings completed significant consultancies at Johnson & Johnson and ThermoFisher Scientific (creating and directing the IMPACT Cancer Program) and was the CMO of Life Technologies Inc. (Lifetech) and then the CMO (consulting) of the Genetic Sciences Division of ThermoFisher Scientific, both positions aimed at improving patient care through expanding the use of medically relevant genomic technologies in clinical settings. Dr. Billings was formerly a director of Ancestry.com, the Executive Chairman of Signature Genomics Inc., and a Founder of the Cordblood Registry, Inc. Additionally, he was a founder or chief executive officer of several companies involved in genetic and diagnostic medicine including GeneSage Inc., Omicia Inc., and CELLective Dx Corporation, and was senior vice president for corporate development at Laboratory Corporation of America Holdings (NYSE; LH). Dr. Billings has extensive expertise and experience in the areas of genomics and molecular medicine. He has served on the Scientific Advisory Board of the Food and Drug Administration, the Genomic Medicine Advisory Committee at the Department of Veterans Affairs, and as a Director of the Personalized Medicine Coalition. Prior to the appointments at Lifetech and TFS, Dr. Billings was the Director and Chief Scientific Officer of the Genomic Medicine Institute at El Camino Hospital, the largest community hospital in Silicon Valley. He was also a member of the United States Department of Health and Human Services Secretary's Advisory Committee on Genetics, Health and Society. In addition, Dr. Billings has had a distinguished career as a physician and researcher. He has held academic appointments at Harvard University, U.C. San Francisco, Stanford University and U.C. Berkeley, and has served as a physician at a number of leading medical centers. He is the author of nearly 200 publications and books on experimental and clinical medicine. His work on genetic discrimination was instrumental in the creation and passage of the federal Genetic Information Non-Discrimination Act of 2008. Dr. Billings holds an M.D. from Harvard Medical School and a Ph.D. in immunology from Harvard University.

Christopher E. Diamantis has served as a director of the Company since November 2, 2015 and previously served as a director of Medytox from April 24, 2013 to November 2, 2015. Mr. Diamantis has served, since 1999, as Chairman and Chief Executive Officer of Integrated Financial Settlements, Inc., a structured settlement consulting firm in Tallahassee, Florida. He has also been, since April 2000, a director and managing partner of the Gabor Agency, Inc., a 65-year old Florida-based company specializing in investment and insurance planning for public employees and universities. In addition, since 2007, Mr. Diamantis has been a director and partner in Counsel Financial Services, Inc., a specialty financial firm catering to the needs of the legal community and the largest non-bank lender to law firms in the United States. He is a past member of the Board of Governors of the Florida State University College of Business and past president of the National Structured Settlements Trade Association.

Benjamin Frank has served as a director of the Company since November 2, 2015 and previously served as a director of Medytox from April 24, 2013 to November 2, 2015. Mr. Frank is a retired lawyer and businessman, with particular experience in healthcare, foreign trade, retail, business development and government. After practicing as an attorney, from 1962 to 1966, he was a Senior Vice President and member of the Board of Directors of Allied Stores Corporation, which owned department stores and specialty stores, including Jordan Marsh, Brooks Brothers, Ann Taylor and others. He also served, from 1971 to 1987, as a Vice President and Trustee of North Shore University Hospital, currently North Shore University Hospital, Long Island Jewish Hospital System. Mr. Frank was appointed in February 2009 by former Florida Governor Charlie Crist to the Board of the Health Care District of Palm Beach County and he served as Chair of the Board from October 2011 to February 2013.

Michael L. Goldberg has served as a director of the Company since November 2, 2015 and previously served as a director of Medytox from August 6, 2015 to November 2, 2015. Mr. Goldberg has been the Managing Director of Monarch Capital LLC since April, 2006. Monarch is a corporate consulting company primarily servicing small to mid-sized public and private companies. As such, he served in a corporate restructuring capacity as a Director, Acting Chief Executive Officer and President of IDO Security, Inc., from July 2006, until May 2013. Mr. Goldberg served as a Director and Chief Executive Officer of Rx Medical Services Corp. (RXM), an American Stock Exchange listed company, a position he held from May 1991 through June 2006. RXM was a medical company, which at one time managed and owned rural hospitals, clinical laboratories and MRI/CT centers across the United States. While there he was responsible for in excess of 25 acquisitions across the country. Mr. Goldberg has been involved as a consultant to a number of private and public companies in varying industries, assisting in their formation and capital structures. Mr. Goldberg began his career as an Asper Fellow in the US Attorney's office in 1974 with the Criminal division of the Department of Justice in Washington, D.C. (Watergate prosecution team) before becoming an Assistant District Attorney in Philadelphia where he rose to the major trial and then homicide division. Mr. Goldberg was also a litigator in Philadelphia where he maintained a private practice before he transitioned into a career in corporate restructuring. Mr. Goldberg has served as a Director of both private and publicly traded companies and has served on audit and compensation committees.

Robert Lee has served as a director of the Company since November 2, 2015 and previously served as a director of Medytox from August 6, 2015 to November 2, 2015. Mr. Lee is currently the Managing Partner of Sheffield Investment Partners, and has served in such capacity since 2010. Prior thereto, from 2008 until 2010, Mr. Lee served as a Managing Director of New Stream Capital, and from 2000 until 2007, Mr. Lee was a Managing Director at CRT Capital Group. Prior to joining CRT, Mr. Lee was a Managing Director of Morgan Stanley Dean Witter from 1984 until 2000. Mr. Lee ran several units of Dean Witter's Investment Bank including the M&A Group. After the merger of Dean Witter with Morgan Stanley, Mr. Lee was a Managing Director in the M&A group at Morgan Stanley working most closely with the Financial Sponsors. Mr. Lee also serves as a Board member of SL Investment Management, and has served in such capacity since 2011. From 2001 to 2008, Mr. Lee served on the Board of Springs Industries, and from 2008 until 2013, Mr. Lee served on the Board of Springs Window Fashions. Mr. Lee is also on the board of visitors for the Wake Forest School of Business, and previously served as Chairman of such Board. Mr. Lee received his undergraduate degree in economics from Dartmouth College (BA 1976) and attended the University of Chicago Graduate School of Business.

Family Relationships amongst Directors and Executive Officers

There are no family relationships between the executive officers and directors.

Audit Committee and Audit Committee Financial Expert

The purpose of the audit committee is to review the Company’s audited financial statements with management, review the Company’s independent registered public accountants' performance in the annual audit, review audit fees, review fees for the preparation of the Company’s tax returns, discuss the Company’s internal accounting control policies and procedures and consider and appoint the Company’s independent registered public accountants. The audit committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

The audit committee charter is available on the Company's website at www.rennovahealth.com by selecting “Investors” and then “Corporate Governance” from the available options.

The audit committee of the Company consists of Mr. Robert Lee and Mr. Benjamin Frank. Each member of the audit committee qualifies as “independent” for purposes of membership on audit committees pursuant to the Listing Rules of The NASDAQ Stock Market and the rules and regulations of the SEC and is “financially literate” as required by the Listing Rules of The NASDAQ Stock Market. In addition, the board of directors of the Company has determined that Mr. Lee qualifies as an “audit committee financial expert” as defined by the rules and regulations of the SEC and meets the qualifications of “financial sophistication” under the Listing Rules of The NASDAQ Stock Market.

Code of Conduct

The Company has adopted a written code of conduct ("Code"), which Code is applicable to the Board of Directors and officers of the Company, including, but not limited to the Company's Chief Executive Officer, Chief Financial Officer, Controller and all persons performing similar functions to the foregoing officers of the Company. We intend to post amendments to or waivers from the Code (to the extent applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, or persons performing similar functions) on our website at www.rennovahealth.com. A copy of the Code will be provided to any person free of charge upon request by writing to Rennova Health, Inc., Attention: Secretary, 400 South Australian Avenue, Suite 800, West Palm Beach, Florida 33401.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who beneficially own 10% or more of our stock file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2015, our directors, executive officers and greater than 10% beneficial owners complied with all such applicable filing requirements, except the untimely filing of (i) a Form 4 report by Thomas Mika with respect to one transaction; (ii) a Form 3 report by Seamus Lagan with respect to his initial ownership of Rennova Health, Inc. securities; (iii) a Form 3 report by Benjamin Frank with respect to his initial ownership of Rennova Health, Inc. securities; (iv) a Form 4 report by Clifford Baron with respect to four transactions; (v) a Form 4 report by George Lundberg with respect to four transactions; (vi) a Form 4 report by Smruti Vidwans with respect to four transactions; (vii) a Form 3 report by Christopher Diamantis with respect to his initial ownership of Rennova Health, Inc. securities; (viii) a Form 3 report by Epizon Ltd. with respect to its initial ownership of Rennova Health, Inc. securities; and (ix) a Form 3 report by Aella Ltd. with respect to its initial ownership of Rennova Health, Inc. securities.

Item 11.	Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual that served as our principal executive officer during our last completed fiscal year; (ii) the Company's two most highly compensated executive officers other than the principal executive officer at the conclusion of the fiscal year ended December 31, 2015 and (iii) the Company's two most highly compensated executive officers other than the principal executive officer but for the fact that these persons were not serving as executive officers at the conclusion of the fiscal year ended December 31, 2015 (collectively, the Named Executive Officers).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year		Salary	Bonus	Stock Awards (7)	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (8)	Total

Seamus Lagan
President, CEO	2015	(1)	$–	$–	$–	$–	$–	$–	$371,375	$371,375
and Director	2014		$–	$–	$–	$–	$–	$–	$144,375	$144,375

Thomas R. Mika
Current Chairman,	2015	(2)	$321,923	$150,000	$–	$–	$–	$–	$1,179	$473,102
Former President, CEO and Acting Chief	2014		$287,419	$–	$230,500	$–	$–	$–	$10,560	$528,479
Financial Officer

Jason P. Adams
Chief Financial Officer	2015	(3)	$70,833	$10,000	$–	$–	$–	$–	$1,031	$81,864

Samuel R. Mitchell, Jr.
Former Chief	2015	(4)	$204,343	$20,521	$–	$–	$–	$–	$13,323	$238,187
Operating Officer

Clifford Baron, Ph.D.
Former Vice President	2015	(5)	$207,692	$15,000	$–	$–	$–	$–	$–	$222,692
and Chief Operating	2014		$163,846	$–	$24,950	$–	$–	$–	$5,527	$194,323
Officer

George Lundberg, M.D.
Former Editor in Chief	2015	(6)	$155,769	$–	$–	$–	$–	$–	$–	$155,769
and Chief Medical	2014		$150,000	$–	$8,485	$–	$–	$–	$4,500	$162,985
Officer

(1)	Mr. Lagan was appointed Medytox’s President and Chief Executive Officer on September 15, 2014 and the Company’s President and Chief Executive Officer on November 2, 2015. The compensation information presented includes the period from September 15, 2014 to December 31, 2015.
(2)	Effective November 2, 2015, Mr. Mika ceased being the Company’s Chief Executive Officer. The compensation information presented for the fiscal year ended December 31, 2015, includes all compensation for the full year as Mr. Mika remains the Company’s Chairman.
(3)	Mr. Adams became Medytox’s Chief Financial Officer on September 12, 2015 and the Company’s Chief Financial Officer on November 2, 2015. The Company paid Mr. Adams a one-time relocation bonus of $10,000 in September 2015. The compensation information presented for the fiscal year ended December 31, 2015 includes the period from September 12, 2015 through December 31, 2015.
(4)	Mr. Mitchell was appointed Medytox’s Chief Operating Officer on February 4, 2015 and the Company’s Chief Operating Officer on November 2, 2015. On January 11, 2016, Mr. Mitchell ceased being the Company’s Chief Operating Officer. The compensation information presented for the fiscal year ended December 31, 2015 includes the period of February 4, 2015 through December 31, 2015.
(5)	Dr. Baron was appointed the Company’s Vice President and Chief Operating Officer on March 5, 2014 and ceased occupying that position on November 2, 2015. The compensation information presented includes the period from March 5, 2014 through November 2, 2015.
(6)	Dr. Lundberg was appointed the Company’s Chief Medical Officer on September 4, 2013 and ceased occupying that position on November 2, 2015. The compensation information presented for the year ended December 31, 2015 includes the period from January 1, 2015 to November 2, 2015.
(7)	This column reflects the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. In determining the grant date fair value, the Company used the closing price of the Company’s common stock on the grant date.
(8)	All other compensation for the year ended December 31, 2015 includes (1) for Mr. Lagan, consulting fees of $359,375 and automobile allowance of $12,000 described below, (2) for Mr. Mika, premiums on excess group term life insurance, (3) for Messrs. Adams and Mitchell, health insurance premiums paid by the Company, and (4) for Drs. Baron and Lundberg, 401(k) matching funds paid by the Company. All other compensation for the year ended December 31, 2014 includes (1) for Mr. Lagan, consulting fees of $144,875 which includes a bonus of $35,000 paid under the consulting agreement with Alcimede LLC, and (2) for Mr. Mika and Drs. Baron and Lundberg, 401(k) matching funds paid by the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding outstanding equity awards held by the named executive officers at December 31, 2015:

Option Awards							Stock Awards
Name	Number of shares underlying unexercised options exercisable	Number of shares underlying unexercised options unexercisable		Equity Incentive Plan Awards: Number of shares underlying unexercised unearned options	Option exercise price $	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested $	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested $

Seamus Lagan	–	–		–	–	–	–	$–	–	$–

Thomas R. Mika	327	–		–	$230.00	11/15/2016	–	$–	–	$–
	2,073	–		–	$210.00	12/18/2017	–	$–	–	$–
	4,369	–		–	$117.00	11/5/2018	–	$–	–	$–

Jason P. Adams	–	–		–	–	–	–	$–	–	$–

Samuel R. Mitchell, Jr.	–	–		–	–	–	–	$–	–	$–

Clifford Baron, Ph. D.	4,000	–		–	$32.20	03/05/2024	–	$–	–	$–
	1,000	–		–	$7.50	12/08/2024	–	$–	–	$–
	1,500	–		–	$19.90	07/03/2024	–	$–	–	$–
	–	145,000	(1)	–	$4.80	11/02/2025	–	$–	–	$–

George Lundberg, M.D.	1,500	–		–	$39.40	07/12/2022	–	$–	–	$–
	500	–		–	$7.50	12/08/2024	–	$–	–	$–
	450	–		–	$19.90	07/03/2024	–	$–	–	$–
	–	60,000	(1)	–	$4.80	11/02/2025	–	$–	–	$–

__________

(1)	These options were granted on November 2, 2015. The options vest with respect to fifty percent (50%) of the total number of shares on the six-month anniversary of the date of grant, and the remaining fifty percent (50%) of the total number of shares on the twelve-month anniversary, subject to the person's continued status as an employee on each applicable vesting date, such that all shares shall be fully vested on the first anniversary of the date of grant of the option.

Agreements with Named Executive Officers

Seamus Lagan

Medytox and Seamus Lagan entered into a non-exclusive Consulting Agreement on May 25, 2011. Under the agreement, Mr. Lagan rendered management consulting and business advisory services and advised on marketing strategies. Medytox paid Mr. Lagan $15,000 per month. In connection with the consulting agreement, Mr. Lagan received approximately $65,000 in cash and was issued 1,300,000 shares of common stock of Medytox with a value of $13,000. This agreement was in effect through October 3, 2011, when it was replaced by a consulting agreement between Medytox and Alcimede LLC, which is controlled by Mr. Lagan. Under this new agreement, Alcimede agreed to assist Medytox by providing management as may be required by Medytox, assisting with Medytox 's capital structure and funding, completing acquisitions and funding, and structuring and securing financing. The term of the Alcimede agreement was from October 3, 2011 to December 31, 2013, with automatic renewals for an additional year unless one party delivered notice of nonrenewal. Medytox agreed to pay Alcimede a retainer of $20,000 a month and issued Alcimede options to purchase 200,000 shares of common stock of Medytox, exercisable at $3.00 per share through January 1, 2014, and an additional 200,000 shares of common stock of Medytox exercisable at $6.00 per share through January 1, 2015. Medytox also reimbursed Alcimede's expenses.

Medytox and Alcimede entered into a revised Consulting Agreement as of October 1, 2012. This agreement replaced and superseded the prior Alcimede consulting agreement. This new agreement is for three years, subject to annual renewals thereafter, unless either party gives notice of non-renewal. The retainer remained at $20,000 a month and Medytox continues to reimburse Alcimede for its expenses. The parties agreed to cancel the options issued pursuant to the prior agreement. Under the new agreement the Company issued Alcimede 4,500,000 shares of common stock of Medytox and 1,000 shares of Series B Preferred Stock of Medytox. In addition, Alcimede received options to purchase (i) 1,000,000 shares of common stock of Medytox exercisable at $2.50 per share through December 31, 2017, (ii) 1,000,000 shares of common stock of Medytox exercisable at $5.00 per share through December 31, 2017 and (iii) 1,000,000 shares of common stock of Medytox exercisable at $10.00 a share through December 31, 2022. On June 29, 2015, Alcimede exercised the option to purchase 1,000,000 shares of common stock of Medytox at an exercise price of $2.50 per share (See Related Party Transactions below for additional information). The parties agreed to cancel the remaining options to purchase 1,000,000 shares of common stock of Medytox at an exercise price of $5.00 per share and 1,000,000 shares of common stock at an exercise price of $10.00 per share in connection with the business combination on November 2, 2015. The share amounts and exercise prices in this paragraph are on a pre-split and pre-merger basis.

Effective September 11, 2014 and in conjunction with the appointment of Mr. Lagan as our Chief Executive Officer, such consulting agreement with Alcimede was amended to provide for a monthly retainer of $31,250, and we agreed to provide Mr. Lagan with an automobile.

Thomas R. Mika

The Company previously entered into an at-will employment agreement with Mr. Mika, which was amended and restated as of February 12, 2013. The employment agreement had an initial term of two years and was subject to annual automatic one-year extensions unless either party provided prior notice of its intention not to renew. Under the agreement, Mr. Mika's annual base salary was initially set at $284,000 per year subject to review and potential increase in accordance with Company policy. The employment agreement also provided for an annual target bonus equal to 50% of Mr. Mika's annual base salary payable upon achievement of targets and other objectives set by the Board and for annual long-term incentive awards with a fair market value on the date of grant equal to 100% of Mr. Mika's annual base salary. Effective December 1, 2014, Mr. Mika's salary was increased to $310,000 annually.

In connection with the merger of the Company with Medytox, Mr. Mika agreed to enter into a new employment agreement with CollabRx, Inc. ("CollabRx"), a newly-formed subsidiary of the Company upon the effectiveness of the merger. He agreed that the merger would not constitute a change of control or constitute or give rise to good reason under his prior employment agreement.

On November 2, 2015, CollabRx entered into an at-will employment agreement for Mr. Mika to serve as President and Chief Executive Officer of CollabRx. The employment agreement has an initial term of one year and is subject to annual one-year extensions unless either party provides prior written notice of its intention not to renew. Mr. Mika's annual base salary is set at $310,000, subject to review and potential increase in accordance with Company policy. Mr. Mika is also eligible to receive incentive bonus payments from time to time in accordance with any incentive bonus program of CollabRx or the Company that may then be in effect. He also is eligible to receive annual long-term equity incentive awards from time to time in accordance with the terms and conditions of long-term equity incentive compensation plans and programs as in effect from time to time.

The employment agreement provides that in the event Mr. Mika's employment is terminated by the Company other than for cause (as defined in the employment agreement) or if he resigns for "good reason," dies or becomes disabled, he will receive a payment equal to two times his then-prevailing base salary (or one times his then-prevailing salary if after the initial one-year term), plus $266,667 (if during the initial one-year term), plus 24 months of COBRA payments (or 12 months if after the initial one-year term), all payable in two equal lump sum payments, the first within 60 days following the date of separation and the second on the first anniversary of the date of separation. If Mr. Mika has any outstanding long-term incentive awards that are not fully vested and, if applicable, exercisable, the Company will cause them to be vested and exercisable immediately prior to the date of termination. Any notice of non-renewal of the term by the Company shall constitute a termination of Mr. Mika without cause during a period after the initial one-year term.

Jason P. Adams

Medytox entered into a two-year employment agreement with Jason Adams effective September 9, 2015, pursuant to which he is compensated at the rate of $200,000 per year, and entitled to participate in any annual bonus plans that may be approved by the Board of Directors. In addition, Mr. Adams will be entitled to receive 33,000 stock options under the Company's option plan on December 31, 2015 and 100,000 stock options under the Company’s option plan on each December 31 thereafter under the Company’s option plan then in effect so long as Mr. Adams remains employed with the Company on December 31st of each calendar year during the term of the employment agreement.

Samuel R. Mitchell, Jr.

Medytox entered into a two-year employment agreement with Samuel R. Mitchell, Jr. effective February 4, 2015, pursuant to which he was compensated at the rate of $205,000 per year, and was entitled to participate in any annual bonus plans that may be approved by the Board of Directors. In addition, Mr. Mitchell was entitled to receive 100,000 stock options under the Company’s option plan then in effect so long as Mr. Mitchell remained employed by the Company on December 31st of each calendar year during the term of the employment agreement.

Clifford Baron, Ph.D.

The Company entered into an at-will employment agreement with Dr. Baron on March 5, 2014. The employment agreement had an initial term of two years and was subject to annual automatic one-year extensions unless either party provided prior notice of its intention not to renew. Under the agreement, Dr. Baron's annual base salary was initially set at $200,000 per year subject to review and potential increase in accordance with Company policy. The employment agreement also provided that Dr. Baron was eligible to receive incentive bonus payments from time to time in accordance with any incentive bonus program adopted by the Company. This agreement was terminated in connection with the merger with Medytox. Dr. Baron has entered into a new employment agreement with CollabRx, Inc. (“CollabRx”), a wholly-owned subsidiary of the Company.

George Lundberg, M.D.

The Company entered into an at-will employment agreement with Dr. Lundberg on July 12, 2012. Under the agreement, Dr. Lundberg’s annual base salary was initially set at $125,000 per year subject to review and potential increase in accordance with Company policy, taking into account that Dr. Lundberg serves the Company in a capacity which is less than a full-time employee. Dr. Lundberg was made an officer of the Company effective September 2, 2013, and as a result received an increase in his annual base salary to $150,000. This agreement was terminated in connection with the merger with Medytox. Dr. Lundberg has entered into a new employment agreement with CollabRx.

Compensation of Directors

Non-employee directors receive an annual cash retainer of $40,000 and are granted stock options upon joining the Board of Directors. We do not pay employee directors for Board service in addition to their regular employee compensation. The Board has the primary responsibility for considering and determining the amount of director compensation. On March 23, 2016, the Board of Directors approved a change to its compensation, whereby, in addition to receiving $40,000 annually in cash, non-employee directors would receive 100,000 options to purchase the Company’s common stock on May 2, 2016, and each January 31st thereafter.

The following table shows amounts earned by each non-employee Director in the fiscal year ended December 31, 2015:

Director (1)	Fees earned or paid in cash	Stock Awards	Option Awards (3)	Non-equity Incentive Plan Compensation	All Other Compensation (2)	Total
Dr. Paul Billings	$32,000	$–	$–	$–	$–	$32,000
Christopher Diamantis	$6,668	$–	$–	$–	$–	$6,668
Benjamin Frank	$6,668	$–	$–	$–	$–	$6,668
Michael L. Goldberg	$–	$–	$–	$–	$57,500	$57,500
Robert Lee	$–	$–	$–	$–	$–	$–
James Karis	$24,000	$–	$–	$–	$–	$24,000
James M. Krauss	$35,500	$–	$–	$–	$–	$35,500
Carl Muscari	$33,000		$–	$–	$–	$33,000

__________

(1)	Messrs. Diamantis, Frank, Goldberg and Lee were appointed directors on November 2, 2015. Messrs. Karis, Krauss and Muscari resigned as director on November 2, 2015.

(2)	All other compensation includes consulting fees. Medytox and Mr. Goldberg entered into a one-year consulting agreement on August 1, 2015. Under the agreement, Mr. Goldberg renders management consulting and business advisory services and advises on strategic alternatives. Medytox pays Mr. Goldberg at the rate of $202,500 per year under the agreement.

(3)	As of December 31, 2015, the following derivative securities were held by our directors:
a.	Mr. Frank held 61,444 options to purchase our common stock at $6.11 per share expiring on April 19, 2017.
b.	Mr. Diamantis held 61,444 options to purchase our common stock at $6.11 per share expiring on April 19, 2017.
c.	Dr. Billings held 250 options to purchase our common stock at $10.50 per share expiring on September 25, 2024, 3,250 options to purchase our common stock at $7.50 per share expiring on December 8, 2024, 500 options to purchase our common stock at $19.90 per share expiring on July 3, 2024, and 1,000 options to purchase our common stock at $15.00 per share expiring on August 12, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth information with respect to the beneficial ownership of shares of Rennova common stock by Rennova directors, Rennova’s named executive officers, all Rennova directors and executive officers as a group and beneficial owners of more than 5% of Rennova common stock as of April 15, 2016. For purposes of this table, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or dispose of securities, regardless of any economic interest therein. An asterisk denotes beneficial ownership of less than 1%. The address of each of the following (other than Aella Ltd. and Epizon Ltd.) is c/o Rennova Health, Inc., 400 S. Australian Avenue, Suite 800, West Palm Beach, Florida 33401.

Name of Beneficial Owner	No. of Shares of Common Stock Owned		Percentage of Ownership(1)
Thomas R. Mika	34,492	(2)	*

Seamus Lagan	421,927	(3)	2.9%

Dr. Paul Billings	7,230	(4)	*

Christopher Diamantis	409,637	(5)	2.8%

Benjamin Frank	61,444	(6)	*

Michael L. Goldberg	–		–

Robert Lee	245,783		1.7%

Jason P. Adams	–		–

Samuel R. Mitchell, Jr.	–		–

Clifford Baron, Ph.D.	80,000	(7)	*

George Lundberg, M.D.	33,450	(8)	*

Aella Ltd.	2,990,158	(9)	18.8%

Epizon Ltd.	3,031,122	(10)	19.0%

Dr. Thomas F. Mendolia	3,002,447	(11)	18.9%

Francisco Roca, III	3,002,447	(12)	18.9%

Steven Sramowicz	3,002,447	(13)	18.9%

All Directors and Executive Officers as a Group (8 persons)	1,180,513	(14)	7.9%

*	Less than one percent.
(1)	Based on 14,782,557 shares of common stock issued and outstanding as of April 15, 2016, and additional shares deemed to be outstanding as to a particular person, in accordance with applicable rules of the Securities and Exchange Commission (the “SEC”). Beneficial ownership is determined in accordance with SEC rules to generally include shares of common stock subject to options or issuable upon conversion of convertible securities, and such shares are deemed outstanding for computing the percentage of the person holding such options or securities, but are not deemed outstanding for computing the percentage of any other person.
(2)	Mr. Mika has currently exercisable options to purchase 6,769 shares of common stock.
(3)	Alcimede LLC, of which Mr. Lagan is the sole manager, owns 421,927 shares of common stock.
(4)	Dr. Billings has currently exercisable options to purchase 5,000 shares of common stock.
(5)	Mr. Diamantis has currently exercisable options to purchase 61,444 shares of common stock.
(6)	Mr. Frank has currently exercisable options to purchase 61,444 shares of common stock.
(7)	Dr. Baron has options to purchase 79,000 shares of common stock exercisable within the next 60 days.
(8)	Dr. Lundberg has options to purchase 32,450 shares of common stock exercisable within the next 60 days.
(9)	All of the outstanding capital stock of Aella Ltd. is owned by The Olive Tree Trust, of which P. Wilhem F. Toothe serves as the trustee. Ms. Sharon L. Hollis is the settlor and Ms. Hollis and her family are the beneficiaries of The Olive Tree Trust. Aella Ltd. owns 1,843,370 shares of common stock and 1,000 shares of Series B Convertible Preferred Stock, which is convertible into an aggregate of 1,146,788 shares of common stock within the next 60 days. The address of Aella Ltd. is Suite 104a, Saffrey Square, Bank Lane, P.O. Box N-9306, Nassau, Bahamas.
(10)	All of the outstanding capital stock of Epizon Ltd. is owned by The Shanoven Trust, of which P. Wilhelm F. Toothe serves as trustee. Mr. Lagan is the settlor and Mr. Lagan and his family are the beneficiaries of The Shanoven Trust. Epizon Ltd. owns 1,884,334 shares of common stock and 1,000 shares of Series B Convertible Preferred Stock, which is convertible into an aggregate of 1,146,788 shares of common stock within the next 60 days. The address of Epizon Ltd. is Suite 104a, Saffrey Square, Bank Lane, P.O. Box N-9306, Nassau, Bahamas.
(11)	Dr. Mendolia owns 1,855,659 shares of common stock and 1,000 shares of Series B Convertible Preferred Stock, which is convertible into an aggregate of 1,146,788 shares of common stock within the next 60 days.
(12)	Mr. Roca owns 1,855,659 shares of common stock and 1,000 shares of Series B Convertible Preferred Stock, which is convertible into an aggregate of 1,146,788 shares of common stock within the next 60 days.
(13)	Mr. Sramowicz owns 1,855,659 shares of common stock and 1,000 shares of Series B Convertible Preferred Stock, which is convertible into an aggregate of 1,146,788 shares of common stock within the next 60 days.
(14)	Includes Messrs. Mika, Lagan, Billings, Diamantis, Frank, Goldberg, Lee and Adams.

See Part II – Item 5 for information relating to the Company’s 2007 Incentive Award Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On December 31, 2014, the Company borrowed $3,000,000 from D&D Funding II, LLC (“D&D”), Christopher Diamantis, a director of the Company, is the manager and 50% owner of D&D. (See Note 7 for a description of this Note.)

Mr. Forhan was employed as Medytox’s Chief Executive Officer pursuant to the terms of an employment agreement dated June 1, 2011, as amended as of September 1, 2013. In connection with his voluntary resignation he entered into an agreement, to be effective as of the date of appointment of a new Chief Executive Officer, pursuant to which he will receive a severance of $500,000, the first installment of $200,000 was paid prior to the effective date of resignation, and the balance is to be paid in monthly installments through August 31, 2016. In addition, the Agreement provided that Mr. Forhan could participate in any executive bonus plan adopted for calendar year 2014. Mr. Forhan also agreed under the Agreement that any stock options previously issued to him, would remain outstanding, subject to their terms, for no longer than 24 months such that the options will expire no later than August 31, 2016. In addition, the Agreement provided, among other things, for the return and cancellation of 1,241,550 shares of Common Stock owned by Mr. Forhan; for the release by Mr. Forhan of any and all claims he may have had against Medytox and/or its affiliates; and for Mr. Forhan to abide by certain restrictive covenants, including using his best efforts to protect and maintain Medytox's confidential information.

Alcimede LLC, of which the CEO of the Company is the sole manager, had advanced loans to the Company for the payment of certain operating expenses. The loans were non-interest bearing and were due on demand. Alcimede was paid $372,000 and $364,375 for consulting fees pursuant to a consulting agreement for the years ended December 31, 2015 and 2014, respectively. The Company reimbursed Alcimede $450,408 for certain operating expenses and asset purchases paid by Alcimede on the Company’s behalf in the year ended December 31, 2014. On February 3, 2015, the Company borrowed $3,000,000 from Alcimede. The note has an interest rate of 6% and is due on February 2, 2017. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase one million shares of the Company’s common stock at an exercise price of $2.50 per share. The loan outstanding was reduced in satisfaction of the aggregate exercise price of $2,500,000. On February 27, 2015, the Company borrowed $30,000 from Alcimede. The loan was repaid on April 15, 2015.

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

On September 4, 2015, the Company borrowed $500,000 from Christopher Diamantis, a director of the Company. This loan was repaid in the fourth quarter of 2015 with a 10% fee in cash. In the fourth quarter of 2015, the Company borrowed $1,600,000 from Mr. Diamantis which was due January 7, 2016 with $100,000 in interest.

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

Rennova's Nominating/Corporate Governance Committee reviews related party transactions and only approves or ratifies a related party transaction when it determines that, upon consideration of all relevant information, the transaction is in, or is not inconsistent with, the best interests of Rennova and its stockholders. Rennova's unwritten policy with respect to transactions in which any of its directors or officers may have an interest, requires that such transaction (i) be on terms no less favorable to Rennova than could be obtained from unaffiliated third parties and (ii) be approved by the Nominating/Corporate Governance Committee and a majority of the uninterested, outside members of the Rennova board. It is Rennova's policy that directors interested in a related party transaction will recuse themselves from any vote relating to a related party transaction in which they have an interest. All related party transactions in fiscal years 2014 and 2015 were approved in accordance with Rennova's policy.

Director Independence

The board of directors has affirmatively determined that each of Dr. Paul Billings, Benjamin Frank and Robert Lee is an “independent director” as defined under the Listing Rules of The NASDAQ Stock Market. The Listing Rules of The NASDAQ Stock Market provide a list of disqualifying criteria for the independence determination. For example, under these rules, a director who is, or during the past three years was, employed by the company or by any parent or subsidiary of the company, other than prior employment as an interim chairman or interim chief executive officer, would not be considered independent. No director qualifies as independent unless the board of directors affirmatively determines that the director does not have a material relationship with the listed company that would interfere with the exercise of independent judgment.

Item 14.	Principal Accounting Fees and Services.

Below are the aggregate fees billed for audit, audit-related and tax services rendered by Burr, Pilger & Mayer LLP during the years ended December 31, 2015 and December 31, 2014:

Description of Services:	Fiscal 2015	Fiscal 2014
Audit	$188,750	$220,000
Audit-Related	9,250	–
Tax	23,000	50,000
All Other	–	–
Total Fees	$221,000	$270,000

Audit Fees

The aggregate fees billed for professional services rendered by Burr, Pilger & Mayer LLP for audit services during the year ended December 31, 2015, the reviews of the financial statements included in our quarterly reports on Form 10-Q during the year ended December 31, 2015, and services that are normally provided by Burr, Pilger & Mayer LLP in connection with statutory and regulatory filings and engagements for that fiscal year were approximately $188,750.

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

Audit-Related Fees

The aggregate fees billed for professional services rendered by Burr, Pilger & Mayer LLP for evaluation of technical accounting policy related to the audit of our annual financial statements for the fiscal year ended December 31, 2015 were approximately $9,250.

The Company has a co-employer relationship with a professional employer organization ("PEO").  The PEO audits the related 401(k) plan.  The audit is performed annually as required by the size of the PEO organization employee base.     The cost of the 401(k) audit is incorporated into the PEO service fees.

Tax Fees

The aggregate fees billed by Burr, Pilger & Mayer, LLP for professional services rendered for tax compliance, tax advice, and tax planning were $23,000 for the fiscal year ended December 31, 2015.

The aggregate fees billed by Burr, Pilger & Mayer, LLP for professional services rendered for tax compliance, tax advice, and tax planning were approximately $50,000 for the fiscal year ended March 31, 2014.

All Other Fees

The Company incurred no other fees with its principal accountants.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit services to be provided by the independent auditors. The Audit Committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors. The Chairman of the Audit Committee may specifically approve any service within the pre-approved audit and non-audit service category if the fees for such service exceed the maximum set forth in the policy, as long as the excess fees are not reasonably expected to exceed $50,000. Any such approval by the Chairman must be reported to the Audit Committee at its next scheduled meeting. The general pre-approval fee levels for all services to be provided by the independent auditors are reviewed annually by the Audit Committee. The Audit Committee approved all services provided by Burr, Pilger Mayer, Inc. during 2015 and 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data.

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENNOVA HEALTH, INC.

Date: April 29, 2016	By:	/s/ Seamus Lagan
Seamus Lagan, President, Chief Executive Officer and Director (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number		Description

2.1		Agreement and Plan of Merger, dated June 29, 2012, by and among Tegal Corporation, CLBR Acquisition Corp., CollabRx, Inc. and CommerceOne, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2012).
2.2		Agreement and Plan of Merger, dated as of April 15, 2015, by and among Medytox Solutions, Inc., CollabRx, Inc. and CollabRx Merger Sub, Inc. (incorporated by reference to Annex A to the Company’s joint proxy statement/prospectus that was part of the registration statement on Form S-4, filed with the SEC on September 18, 2015).(1)
3.1		Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013).
3.2		Restated Bylaws of Tegal Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2006).
3.3		Certificate of Amendment to Certificate of Incorporation of CollabRx, Inc., filed November 2, 2015 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.4		Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.5		Certificate of Designation for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.6		Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed March 9, 2016 (2)
3.7		Certificate of Designation for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2015).
4.1		Stockholders Agreement, dated July 12, 2012, by and among Tegal Corporation and the stockholders identified therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).
4.2		Warrant Agency Agreement, dated as of December 30, 2015, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
4.3		Shareholder Rights Agreement, dated as of April 13, 2011, by and between Tegal Corporation and Registrar and Transfer Company (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed with the SEC on April 14, 2011).
4.4		Amendment to Shareholder Rights Agreement, dated April 15, 2015, by and between CollabRx, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
4.5		Medytox Solutions, Inc. Senior Secured, Convertible, Redeemable Debenture, effective September 11, 2015 (incorporated by reference to Exhibit 4.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
4.6		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2015).
4.7		Certificate of Designation for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
10.1	**	Fifth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).
10.2	**	Eighth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 14, 2006).
10.3	**	2007 Incentive Award Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A, filed with the SEC on July 29, 2007).
10.4	**	Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Company's revised definitive proxy statement on Schedule 14A filed with the SEC on July 29, 2004).
10.5		Form of Stock Option Agreement for Employees from the 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2007).

10.6	**	Form of Non-Qualified Stock Option Agreement for Employees from the Eighth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 12, 2004).
10.7	**	Form of Restricted Stock Unit Award Agreement from the Eighth Amended and Restated 1998 Equity Participation (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on July 11, 2005).
10.8	**	Restricted Stock Unit Award Agreement between Tegal Corporation and Tom Mika, dated July 5, 2005 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 11, 2005).
10.9	**	Restricted Stock Unit Awards between Tegal Corporation and each of Thomas Mika and Christine Hergenrother, each dated October 7, 2010.
10.10		Warrant issued to se2quel Partners LLC dated January 14, 2011 (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the SEC on January 21, 2011).
10.11		Warrant issued to se2quel Management GmbH dated January 14, 2011 (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed with the SEC on January 21, 2011).
10.12		Warrant Transfer Agreement and replacement Warrants issued dated March 31, 2012 (incorporated by reference to Exhibit 99.5 to the Company's Annual Report on Form 10-K filed with the SEC on June 14, 2012).
10.13		Warrant Transfer Agreement issued dated March 31, 2013 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.14	**	Employment Agreement, dated June 29, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 5, 2012).
10.15		Agreement Not to Compete, dated July 12, 2012, by and between Tegal Corporation and Jay M. Tenenbaum (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.16		Promissory Note issued by Tegal Corporation on July 12, 2012 to Jay M. Tenenbaum (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.17		Promissory Note issued by Tegal Corporation on July 12, 2012 to CommerceNet (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.18	**	Restricted Stock Unit Award Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.19		Indemnity Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.20	**	Amendment No. 1 to Employment Agreement, dated as of December 7, 2012, by and between CollabRx, Inc. and James M. Karis (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 7, 2012).
10.21	**	Amendment No. 1 to Restricted Stock Unit Award Agreement, dated as of December 7, 2012, by and between CollabRx, Inc. and James M. Karis (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 7, 2012).
10.22	**	Employment Agreement, dated February 12, 2013, by and among CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 12, 2013).
10.23	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Smruti Vidwans (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.24	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Michelle Turski (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.25	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Lisandra West (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.26	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Gavin Gordon (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.27	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and John Randy Gobbel (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.28	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and George Lundberg (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.29	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Jeff Shrager (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.30		Loan and Security Agreement, dated January 16, 2015, between CollabRx, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed with the SEC on January 22, 2015).
10.31		Agreement, dated January 16, 2015, between CollabRx, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 22, 2015).
10.32		Parent Support Agreement, dated April 15, 2015, between Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.33		Form of Company Support Agreement, dated April 15, 2015, between CollabRx, Inc. and certain Medytox Solutions, Inc. stockholders identified therein (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.34		Stockholders Agreement, dated April 15, 2015, among CollabRx, Inc., Thomas R. Mika and certain Medytox Solutions, Inc. stockholders identified therein (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.35		Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.36		Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.37		Form of Employment Agreement among New Sub, CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.38		Form of Employment Agreement among New Sub, CollabRx, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.39		Agreement, dated August 22, 2011, among Trident Laboratories, Inc., its shareholders and Medytox Institute of Laboratory Medicine, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on November 4, 2011).
10.40		Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on November 4, 2011).
10.41		Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on December 12, 2011).
10.42		Convertible Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on December 12, 2011).
10.43		Security Agreement, dated as of December 6, 2011, among Medytox Solutions, Inc., Medytox Management Solutions Corp., Medytox Institute of Laboratory Medicine, Inc. and Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on December 12, 2011).

10.44	Membership Interest Purchase Agreement, dated as of February 16, 2012, between Marylu Villasenor Hall and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on February 17, 2012).
10.45	Secured Promissory Note, dated February 16, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on February 17, 2012).
10.46	Senior Secured Revolving Credit Facility Agreement, dated as of April 30, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.47	Revolving Promissory Note, dated April 30, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.48	Guaranty Agreement, dated as of April 30, 2012, by Medytox Medical Marketing & Sales, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.49	Guaranty Agreement, dated as of April 30, 2012, by Medytox Diagnostics, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.50	Guaranty Agreement, dated as of April 30, 2012, by PB Laboratories, LLC in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.51	Security Agreement, dated as of April 30, 2012, between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.52	Security Agreement, dated as of April 30, 2012, between Medytox Medical Marketing & Sales, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.7 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.53	Security Agreement, dated as of April 30, 2012, between Medytox Diagnostics, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.8 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.54	Security Agreement, dated as of April 30, 2012, between PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.9 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.55	Amendment No. 1 to Senior Secured Revolving Credit Facility, dated as of July 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.56	Amended and Restated Revolving Promissory Note, dated July 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.57	Amendment to Convertible Promissory Note, dated as of July 27, 2012, between Medytox Solutions, Inc. and Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.58	Amendment to Security Agreement, dated as of July 27, 2012, among Medytox Solutions, Inc., Medytox Medical Management Solutions Corp. and Medytox Institute of Laboratory Medicine, Inc. in favor of Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.59	Membership Interest Purchase Agreement, dated as of October 31, 2012, between Medytox Diagnostics, Inc. and Marylu Villasenor Hall (incorporated by reference to Exhibit 10.10 to Medytox's Quarterly Report on Form 10-Q/A filed with the SEC on November 21, 2012).
10.60	Secured Promissory Note, dated October 31, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall (incorporated by reference to Exhibit 10.11 to Medytox's Quarterly Report on Form 10-Q/A filed with the SEC on November 21, 2012).

10.61	Amendment No. 2 to Senior Secured Revolving Credit Facility Agreement, dated as of October 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on December 17, 2012).
10.62	Amended and Restated Revolving Promissory Note, dated October 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on December 17, 2012).
10.63	Stock Purchase Agreement, dated as of December 7, 2012, between Luisa G. Suarez and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.64	Stock Purchase Agreement, dated as of December 7, 2012, between Balbino Suarez and Medytox Diagnostics, Inc.(incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.65	Secured Promissory Note, dated December 7, 2012, issued by Medytox Diagnostics, Inc. to Balbino Suarez (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.66	Guarantee of Medytox Solutions, Inc., dated December 7, 2012, of Secured Promissory Note issued to Balbino Suarez (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.67	Option Agreement, dated as of December 31, 2012, between Joseph Fahoome and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on January 15, 2013).
10.68	Option Agreement, dated as of December 31, 2012, between Robert Kuechenberg and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on January 15, 2013).
10.69	Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.70	Amended and Restated Revolving Promissory Note, dated February 28, 2013, by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.71	Guaranty Agreement, dated as of January 22, 2013, by Biohealth Medical Laboratory, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.72	Security Agreement, dated as of January 22, 2013, between Biohealth Medical Laboratory, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.73	Guaranty Agreement, dated as of February 28, 2013, by Advantage Reference Labs, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.74	Security Agreement, dated as of February 28, 2013, between Advantage Reference Labs, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.75	Consulting Agreement, dated May 25, 2011, between Seamus Lagan and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.37 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.76	Consulting Agreement, dated October 3, 2011, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.38 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.77	Consulting Agreement, dated as of October 1, 2012, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.39 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.78	**	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Dr. Thomas F. Mendolia (incorporated by reference to Exhibit 10.45 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.79		Stock Purchase Agreement, dated as of January 1, 2013, among Bill White, Jackson R. Ellis and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.46 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.80		Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Bill White (incorporated by reference to Exhibit 10.47 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.81		Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Jackson R. Ellis (incorporated by reference to Exhibit 10.48 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.82		Promissory Note, dated March 13, 2013, issued by Alethea Laboratories, Inc. to Summit Diagnostics, LLC (incorporated by reference to Exhibit 10.49 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.83		Membership Interest Purchase Agreement, dated as of January 14, 2013, as amended, among Reginald Samuels, Ralph Perricelli and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.50 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.84		Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Reginald Samuels (incorporated by reference to Exhibit 10.51 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.85		Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Ralph Perricelli (incorporated by reference to Exhibit 10.52 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.86		Option Agreement, effective as of April 19, 2013, between Christopher E. Diamantis and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on April 26, 2013).
10.87		Option Agreement, effective as of April 19, 2013, between Benjamin Frank and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on April 26, 2013).
10.88		Amendment No. 4 to Senior Secured Revolving Credit Facility Agreement, dated as of June 30, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., International Technologies, LLC, Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.89		Fourth Amended and Restated Revolving Promissory Note, dated June 30, 2013 (effective date July 15, 2013), issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.90		Guaranty Agreement, dated as of July 15, 2013, by International Technologies, LLC in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.91		Security Agreement, dated as of July 15, 2013, between International Technologies, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.92		Guaranty Agreement, dated as of July 15, 2013, by Alethea Laboratories, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.93		Security Agreement, dated as of July 15, 2013, between Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.94		Amendment, dated July 12, 2013, to the Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.53 to Medytox's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013).
10.95	**	Form of Medytox Solutions, Inc. 2013 Incentive Compensation Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on March 19, 2014).

10.96		Stock Purchase Agreement, dated as of March 18, 2014, by and among Clinlab, Inc., Daniel Stewart, James A. Wilson, Medytox Information Technology, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.65 to Medytox's Annual Report on Form 10-K filed with the SEC on March 31, 2014).
10.97		Form of Purchase Option Agreement between Medytox Solutions, Inc., and each holder of Series B Preferred Stock (incorporated by reference to Exhibit 10.66 to Medytox's Annual Report on Form 10-K filed with the SEC on March 31, 2014).
10.98		Consulting Agreement, dated March 15, 2014, between Medytox Solutions, Inc. and SS International Consulting, Ltd. (incorporated by reference to Exhibit 10.67 to Medytox's Annual Report on Form 10-K filed with the SEC on March 31, 2014).
10.99		Stock Purchase Agreement, dated as of August 26, 2014, by and among Epinex Diagnostics Laboratories, Inc., Epinex Diagnostics, Inc., Medytox Diagnostics, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on August 28, 2014).
10.100	**	Agreement for the Retirement as CEO and Release of Any and All Claims by and between Medytox Solutions, Inc. and William G. Forhan, dated August 26, 2014, effective as of September 11, 2014 (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on September 12, 2014).
10.101		Amendment to Consulting Agreement, by and between Medytox Solutions, Inc. and Alcimede LLC, dated as of September 11, 2014 (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on September 12, 2014).
10.102	**	Employment Agreement by and between Medytox Solutions, Inc. and Samuel R. Mitchell, dated as of February 4, 2015 (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on February 18, 2015).
10.103	**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the SEC on July 7, 2011).
10.104		Amendment to Consulting Agreement, by and between SS International Consulting Ltd. and Medytox Solutions, Inc., dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.105	**	Employment Agreement, dated as of September 9, 2015, between Medytox Solutions, Inc. and Jason P. Adams (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.106	**	Amendment to Employment Agreement, dated as of June 16, 2015, between Medytox Solutions, Inc. and Sharon Hollis (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.107		Securities Purchase Agreement, effective September 11, 2015, by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.108		Form of Guaranty Agreement (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.109		Security Agreement, effective September 11, 2015 by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.110		Form of Security Agreement (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.111		Medytox Solutions, Inc. 2013 Incentive Compensation Plan, filed as Exhibit 4.1 to Medytox's Registration Statement on Form S-8 filed with the SEC on December 23, 2013 and incorporated by reference herein.
10.112	**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 25, 2016).
21		List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 17, 2015).
23		Consent of Independent Registered Public Accounting Firm – Green & Company, CPAs. (2)
31.1		Section 302 Certification of the Chief Executive Officer. (3)
31.2		Section 302 Certification of the Chief Financial Officer. (3)
32.1		Section 906 Certification of the Chief Executive Officer. (4)
32.2		Section 906 Certification of the Chief Financial Officer. (4)

101.INS	XBRL Instance Document. (2)
101.SCH	XBRL Taxonomy Extension Schema Document. (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

____________________
(1)	The exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Rennova Health, Inc. will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

(2)	Previously filed with the Form 10-K for the year ended December 31, 2015, filed with the SEC on April 19, 2016 and incorporated herein by reference.

(3)	Filed herewith.

(4)	Furnished herewith.

**	Management contract for compensatory plan or arrangement.

