Form 10-K/A
period 2015-12-31
Rennova Health, Inc.
filed 2016-05-17
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-K/A

(Amendment No. 2)

_______________________________________________

(Mark one)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 001-35141

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

As of May 9, 2016, the registrant had 14,782,557 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K/A is incorporated by reference from the Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2016.

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K/A (the “Amendment”), amends the Annual Report on Form 10-K of Rennova Health, Inc. (the “Company”) for the year ended December 31, 2015 (the “Original Filing”) that was originally filed with the Securities and Exchange Commission on April 19, 2016. On May 16, 2016, after review and consideration of the impact of the errors described below, the Audit Committee of the Board of Directors, after consultation with Green & Company, CPAs, the Company's independent registered public accounting firm, concluded that the Company's financial statements for the fiscal year ended December 31, 2015 (“2015 Financial Statements”), could no longer be relied upon as being in compliance with generally accepted accounting principles. Accordingly, the Company is restating the 2015 Financial Statements.

The Company has determined that it did not correctly record, as of December 31, 2015, $1.2 million in stock issued to its financial adviser related to the merger between the Company and Medytox Solutions, Inc. as of December 31, 2015 and incorrectly recorded $0.5 million in general and administrative costs related to the merger that should have increased goodwill related to the merger. Correction of these errors had the following effects on the Company’s 2015 Financial Statements:

•	An increase in impairment of goodwill and intangibles of $1.7 million,
•	A decrease in general and administrative expenses of $0.5 million,
•	A decrease in net income of $1.2 million,
•	An increase in additional paid-in capital of $1.2 million, and
•	A decrease in accumulated deficit of $1.2 million.

As a result, changes have been made to Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data). Changes have also been made to Part III to reflect the fact that the information required thereby was filed on April 29, 2016 under cover of our Amendment No. 1 to the Annual Report on Form 10-K/A. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company’s principal executive officer and principal financial officer are providing currently dated certifications, set forth in Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment. Also, the Company’s independent registered public accounting firm has provided a revised consent as Exhibit 23. Thus, the Company hereby amends Items 7 and 8 of the Original Filing and Part III of the Original Filing and adds such currently dated certificates, the consent and updated XBRL as Exhibits.

Except as disclosed above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing.

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

The following table presents key financial metrics for our Decision Support and Informatics Operations segment:

	Year Ended December 31,
	2015	2014	Change	%
Net revenues	$85,950	$–	$85,950	NM
Operating expenses:		–
Direct costs of revenue	17,299	–	17,299	NM
General and administrative	281,190	–	281,190	NM
Sales and marketing expenses	14,912	–	14,912	NM
Engineering	415,482	–	415,482	NM
Impairment of goodwill and intangible assets	12,372,526	–	12,372,526	NM
Depreciation and amortization	8,006	–	8,006	NM

(Loss) from operations	$(13,023,465)	$–	$(13,023,465)	NM

The results of our Decision Support and Informatics Operations segment are included in 2015 for the two months following our acquisition of CollabRx, Inc. All changes versus the prior year relate to the acquisition of CollabRx, Inc. in November 2015 and the resulting creation of the Decision Support and Informatics Operations segment.

We experienced a significant decline in our market capitalization that resulted in an impairment of 100% of goodwill and intangible assets for the Decision Support and Informatics Operations segment.

The following table presents key financial metrics for our Corporate group:

	Year Ended December 31,
	2015	2014	Change	%
Operating expenses:
General and administrative	$7,482,927	$3,046,328	$4,436,599	145.6%
Sales and marketing expenses	–	15,390	(15,390)	-100.0%
Depreciation and amortization	5,424	5,420	4	0.1%

(Loss) from operations	$(7,488,351)	$(3,067,138)	$(4,421,213)	144.1%

The increase in general and administrative costs relates primarily to a $2.9 million increase in stock compensation expenses, which are non-cash, and $1.2 million in merger, acquisition and integration expenses related to the acquisition of CollabRx. The remaining increase relates primarily to the expansion of our management team.

The following table presents consolidating operating income and other income and expense items for the Company:

	Year Ended December 31,
	2015	2014	Change	%
Income (loss) from operations:
Clinical Laboratory Operations	$(17,197,888)	$19,808,354	$(37,006,242)	-186.8%
Supportive Software Solutions	(7,810,476)	(816,916)	(6,993,560)	856.1%
Decision Support and Informatics Operations	(13,023,465)	–	(13,023,465)	NM
Corporate	(7,488,351)	(3,067,138)	(4,421,213)	144.1%
Eliminations	55,206	(269,306)	324,512	-120.5%

(Loss) income from operations	(45,464,974)	15,654,994	(61,119,968)	-390.4%

Interest expense	(2,689,811)	(513,815)	(2,175,996)	423.5%
Other income	3,164,026	240,453	2,923,573	1215.9%

(Loss) income before income taxes	(44,990,759)	15,381,632	(60,372,391)	-392.5%

Income tax (benefit) expense	(9,028,253)	7,561,300	(16,589,553)	-219.4%

Net (loss) income	$(35,962,506)	$7,820,332	$(43,782,838)	-559.9%

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

For 2015, our effective tax rate was 20.1% versus 49.2% for 2014. The decrease in our effective tax rate relates to a decrease in the impact of certain permanent differences of 11.0% and the accrual of a 100% valuation allowance against all of our deferred tax assets in 2015 totaling $8.6 million.

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

Liquidity and Capital Resources during the year ended December 31, 2015 compared to the year ended December 31, 2014

The following table presents our capital resources as of December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014	Change
Cash	$8,833,230	$2,406,246	$6,426,984
Working capital	$4,218,687	$2,180,708	$2,037,979
Total debt	$8,306,817	$3,536,684	$4,770,133
Total equity	$(1,193,799)	$15,043,824	$(16,237,623)

The following table presents the major sources and uses of cash for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Change
Cash from operations	$(12,561,861)	$7,701,730	$(20,263,591)
Cash from investing activities	4,281,470	(4,023,219)	8,304,689
Cash from financing activities	14,707,375	(5,413,681)	20,121,056
Net change in cash	$6,426,984	$(1,735,170)	$8,162,154

The decline in cash from operations from 2014 to 2015 is presented in the following table:

	Year Ended December 31,
	2015	2014	Change
Net income	$(35,962,506)	$7,820,332	$(43,782,838)
Non-cash adjustments to income	24,983,401	2,206,827	22,776,574
Change in accounts receivable	9,138,114	(6,408,774)	15,546,888
Change in accounts payable and accrued expenses	1,130,662	432,352	698,310
Change in income tax assets and liabilities	(10,907,859)	3,966,606	(14,874,465)
Change in other assets and liabilities	(943,673)	(315,613)	(628,060)
Cash from operations	$(12,561,861)	$7,701,730	$(20,263,591)

The decline in net income is discussed in results of operations above. The increase in non-cash adjustments to revenue relates primarily to a $20.1 million impairment of goodwill and intangibles in 2015 and a $2.9 million increase in stock-based compensation expense.

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

As of December 31, 2015, management determined that its goodwill and intangible assets were impaired. As such, it recorded an impairment charge totaling $20.1 million.

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

The accompanying financial statements have been restated for the correction of a material misstatement in the period ending December 31, 2015, as more fully described in notes 11, 13, and 17.

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

April 19, 2016, and May 16, 2016

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

Commitments and contingencies

Stockholders' equity:
Through November 2, 2015:
Preferred stock, 100,000,000 shares authorized:
Series B preferred stock, $0.0001 par value, 5,000 shares authorized, issued and outstanding at December 31, 2014	–	1
Series D preferred stock, $0.0001 par value, 200,000 shares authorized, issued and outstanding at December 31, 2014	–	20
Series E preferred stock, $0.0001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding at December 31, 2014	–	10
After November 2, 2015:
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.01 par value, 5,000 shares authorized, issued and outstanding at December 31, 2015	50	–
Series C preferred stock, $0.01 par value, 10,350 shares authorized, 9,000 shares issued and outstanding at December 31, 2015	90	–
Series E preferred stock, $0.01 par value, 45,000 shares authorized, 45,000 shares issued and outstanding at December 31, 2015	450	–
Common stock, $0.01 par value, 50,000,000 shares authorized, 14,651,837 and 11,885,414 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	143,951	118,854
Additional paid-in-capital	26,688,837	5,241,419
(Accumulated deficit) retained earnings	(28,027,177)	9,562,517
Total Rennova Health stockholders' equity	(1,193,799)	14,922,820
Noncontrolling interest	–	121,004
Total stockholders' equity	(1,193,799)	15,043,824

Total liabilities and stockholders' equity	$27,971,873	$35,760,754

See accompanying notes to consolidated financial statements.

RENNOVA HEALTH, INC. & SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2015	2014
Revenues
Gross charges, net of contractual allowances and discounts	$37,887,068	$77,223,964
Provision for bad debts	(19,494,030)	(19,296,144)
Net Revenues	18,393,038	57,927,820

Operating expenses:
Direct costs of revenue	9,339,644	15,920,468
General and administrative	27,346,160	19,712,018
Legal fees related to disputed subsidiary	–	94,217
Sales and marketing expenses	3,763,802	4,967,188
Engineering	415,482	–
Bad debt	99,754	78,482
Impairment of goodwill and intangible assets	20,143,320	–
Depreciation and amortization	2,749,850	1,500,453
Total operating expenses	63,858,012	42,272,826

Income (Loss) from operations	(45,464,974)	15,654,994

Other income (expense):
Other income	252	489
Realized gain on derivative instruments	2,327,756	–
Unrealized gain (loss) on derivative instruments	560,990	–
Gain on disposition of subsidiary	–	134,184
Gain (Loss) on legal settlement	275,028	105,780
Interest expense	(2,689,811)	(513,815)
Total other income (expense)	474,215	(273,362)

Income (Loss) before income taxes	(44,990,759)	15,381,632
Provision for income taxes	(9,028,253)	7,561,300
Net income (loss) attributable to Rennova Health	(35,962,506)	7,820,332
Preferred stock dividends	1,627,188	5,010,300
Net income (loss) attributable to Rennova Health common shareholders	$(37,589,694)	$2,810,032

Net income (loss) per common share:
Basic	$(3.02)	$0.23
Diluted	$(3.02)	$0.22

Weighted average number of common shares outstanding during the period:
Basic	12,465,486	12,247,978
Diluted	12,465,486	12,667,858

See accompanying notes to consolidated financial statements

RENNOVA HEALTH, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014
Cash flows from (used in) operating activities:
Net income (loss)	$(35,962,506)	$7,820,332
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	2,749,850	1,500,453
Non-cash gain on derivative instruments	(2,888,746)	–
Stock issued in lieu of cash compensation	2,905,000	162,500
Stock issued for services	–	180,000
Stock-based compensation	722,829	509,585
Bad debts	99,754	78,482
Impairment of goodwill and intangible assets	20,143,320	–
Accretion of beneficial conversion feature as interest	1,146,422	3,278
Accretion of debt discount	380,000	–
Write-off of deferred issuance costs	–	12,500
Gain on disposition of subsidiary	–	(134,185)
Gain on legal settlement	(275,028)	(105,780)
Changes in operating assets and liabilities:
Accounts receivable	9,138,114	(6,408,774)
Prepaid expenses and other current assets	(927,024)	24,025
Deposits on acquisitions	–	(259,875)
Deferred tax assets	28,300	1,720,300
Security deposits	(45,279)	(79,763)
Accounts payable	1,046,802	1,272,949
Accrued expenses	84,190	(840,603)
Income tax assets and liabilities	(10,502,959)	2,035,206
Deferred tax liabilities	(404,909)	211,100
Net cash provided (used in) by operating activities	(12,561,861)	7,701,730

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(456,303)	(2,491,567)
Cash paid for acquisitions	–	(1,600,000)
Cash received in acquisitions	4,737,773	68,348
Net cash provided by (used in) investing activities	4,281,470	(4,023,219)

Cash flows provided by (used in) financing activities:
Proceeds from the sale equity, net of offering costs of $1,156,663	8,843,337	–
Dividends on Series B preferred stock	(441,311)	(4,457,755)
Proceeds from issuance of notes payable, related party	5,630,000	3,000,000
Proceeds from issuance of notes payable	3,000,000	–
Payments on notes payable	(1,218,459)	(3,498,800)
Payments on capital lease obligations	(1,106,192)	(457,126)
Net cash provided by (used in) financing activities	14,707,375	(5,413,681)

Net increase (decrease) in cash	6,426,984	(1,735,170)

Cash at beginning of period	2,406,246	4,141,416

Cash at end of period	$8,833,230	$2,406,246

See accompanying notes to consolidated financial statements

Continued

RENNOVA HEALTH, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$624,896	$510,537
Cash paid for taxes	$1,386,955	$3,920,633

Non-cash investing and financing activities:
Net liabilities acquired in acquisitions, net of cash	$–	$(906,819)
Intangible assets	$–	$–
Goodwill	$–	$(1,713,943)
Accrued expenses	$–	$–
Contingent acquisition liability	$–	$10,217
Acquisition payment liabilities	$–	$150,000
Notes payable issued	$–	$385,545
Common stock	$–	$1
Series D preferred stock	$–	$20
Series E preferred stock	$–	$10
Additional paid in capital	$–	$2,074,969
Exercise of stock options as reduction of notes payable, related party:
Current portion of notes payable, related party	$(2,500,000)	$–
Common stock	$100	$–
Additional paid-in-capital	$2,499,900	$–
Adjustment of goodwill for Medical Mime, Inc.:
Accounts receivable	$131,270	$–
Goodwill	$(87,707)	$–
Accounts payable	$(43,563)	$–
Acquisition of noncontrolling interest in Biohealth Medical Laboratory, Inc.:
Deposits on acquisitions	$259,875	$–
Goodwill	$(138,871)	$–
Noncontrolling interest	$(121,004)	$–
Acquisition of CollabRx, Inc.
Cash	$4,737,773	$–
Accounts receivable	$54,675	$–
Other current assets	$105,700	$–
Property and equipment	$92,636	$–
Accounts payable and accrued expenses	$(1,620,000)	$–
Deferred revenue	$(123,000)	$–
Other liabilities	$(520,070)	$–
Derivative liabilities	$(1,578,976)	$–
Identifiable intangible assets	$170,000	$–
Goodwill	$12,237,380	$–
Common stock	$(10,487)	$–
Additional paid-in capital	$(13,510,777)	$–
Capital lease assets acquired	$(1,638,884)	$(3,043,500)
Capital lease obligations	$1,638,884	$3,043,500
Series D preferred stock converted to common stock:
Series D preferred stock	$(20)	$–
Common stock	$16	$–
Additional paid in capital	$4	$–
Series E preferred stock converted to common stock:
Series E preferred stock	$(5)	$–
Common stock	$5	$–
Additional paid in capital	$–	$–
Common stock issued as payment of accrued bonuses:
Accrued bonuses	$–	$(525,000)
Common stock	$–	$21
Additional paid in capital	$–	$524,979

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

Continued

RENNOVA HEALTH, INC. & SUBSIDIARIES

Consolidated Statement of Stockholders' Equity (Continued)

For the years ended December 31, 2015 and 2014

				Accumulated
	Common stock		Additional	other	Deferred			Total
			paid-in	comprehensive	issuance	Noncontrolling	Retained	stockholders'
	Shares	Amount	capital	income	costs	interests	earnings	equity

Balance, December 31, 2013	12,274,386	$122,744	$1,785,479	$–	$(12,500)	$121,004	$6,752,485	$8,769,213

Common stock issued for services	29,494	295	179,705	–	–	–	–	180,000

Common stock issued for accrued bonuses	86,024	860	524,140	–	–	–	–	525,000

Common stock issued for acquisition of assets	4,096	41	24,959	–	–	–	–	25,000

Series D preferred stock issued in acquisition of Clinlab, Inc.	–	–	1,249,980	–	–	–	–	1,250,000

Stock option expense	–	–	672,079	–	–	–	–	672,079

Common stock returned from shareholder and cancelled	(508,586)	(5,086)	5,086	–	–	–	–	–

Series E preferred stock issued in acquisition of Epinex	–	–	799,990	–	–	–	–	800,000

Write-off of deferred issuance costs	–	–	–	–	12,500	–	–	12,500

Dividends on Series B preferred stock	–	–	–	–	–	–	(5,010,300)	(5,010,300)

Net income for the year ended December 31, 2014	–	–	–	–	–	–	7,820,332	7,820,332

Balance December 31, 2014	11,885,414	$118,854	$5,241,418	$–	$–	$121,004	$9,562,517	$15,043,824

Common stock issued for services	317,469	3,175	2,901,825	–	–	–	–	2,905,000

Stock options exercised for common stock	409,638	4,096	2,495,904	–	–	–	–	2,500,000
	–	–
Series D preferred stock converted to common stock	64,641	646	(626)	–	–	–	–	–

Stock option expense	–	–	722,829	–	–	–	–	722,829

Adjust minority interest in Biohealth	–	–	–	–	–	(121,004)	–	(121,004)

Series E preferred stock converted to common stock	24,110	241	(235)	–	–	–	–	–

Balance November 2, 2015	12,701,272	$127,012	$11,361,115	$–	$–	$–	$9,562,517	$21,050,649

				Accumulated
	Common stock		Additional	other	Deferred			Total
			paid-in	comprehensive	issuance	Noncontrolling	Retained	stockholders'
	Shares	Amount	capital	income	costs	interests	earnings	equity

Balance November 2, 2015	12,701,272	$127,012	$11,361,115	$–	$–	$–	$9,562,517	$21,050,649

Cancellation of Medytox shares	–	–	5	–	–	–	–	–

Issuance of Rennova shares	–	–	(500)	–	–	–	–	–

Shares issued in merger with CollabRx, Inc.	1,305,404	10,487	13,510,777	–	–	–	–	13,521,264

Stock issued for cash, net of offering costs of $1,156,663	645,161	6,452	8,836,795	–	–	–	–	8,843,337

Allocation of offering proceeds to derivative liabilities	–	–	(7,019,355)	–	–	–	–	(7,019,355)

Dividends on Series B preferred stock	–	–	–	–	–	–	(1,627,188)	(1,627,188)

Net loss for the year ended December 31, 2015	–	–	–	–	–	–	(35,962,506)	(35,962,506)

Balance December 31, 2015	14,651,837	$143,951	$26,688,837	$–	$–	$–	$(26,795,210)	$(1,193,799)

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

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Impairment losses, if any, are reflected in operating income or loss in the Consolidated Statements of Operations. In the fourth quarter of 2015, the Company recognized impairment losses on goodwill and other intangible assets of $20,143,320.

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

As of December 31, 2015, the Company has recorded a valuation allowance on 100% of its deferred tax assets totaling $8,585,313.

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

Management periodically reviews the valuation of long-lived assets for potential impairments. Management recognized an impairment loss on all goodwill and intangible assets as of December 31, 2015 totaling $20,143,320.

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

Common Stock

As of December 31, 2015 14,651,837 shares of common stock were issued and outstanding. On December 30, 2015, the Company issued 645,161 Class A Units consisting of one share of common stock and one warrant to purchase one share of common stock in a public offering at $1.55 per unit with a 7% underwriting discount. See below for information regarding common stock issued other than in the public offering.

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

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Basic and Diluted EPS were calculated as follows:

	Year Ended December 31,
	2015	2014
Basic:
Numerator- net income (loss) available to common stockholders	$(37,589,694)	2,810,032
Denominator - weighted-average shares outstanding	12,465,486	12,247,978
Net income (loss) per share -Basic	$(3.02)	$0.23
Diluted:
Numerator:
Net income (loss) available to common stockholders	$(37,589,694)	$2,810,032
Interest expense on convertible debt, net of taxes	–	14,436
	(37,589,694)	2,824,468
Denominator:
Weighted-average shares outstanding	12,465,486	12,247,978
Weighted-average equivalent shares options	–	249,952
Weighted-average equivalent shares from convertible debt	–	91,031
Weighted-average equivalent shares from Series C convertible preferred stock	–	–
Weighted-average equivalent shares from Series D convertible preferred stock	–	64,644
Weighted-average equivalent shares from Series E convertible preferred stock	–	14,253
	12,465,486	12,667,858
Net income (loss) per share - Diluted	$(3.02)	$0.22

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

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
	2015	2014
Expected federal income tax at statutory rate	35.0%	34.0%
State income taxes, net of federal deduction	2.1%	4.3%
Permanent differences	-0.1%	10.9%
Change in valuation allowance	-16.9%	0.0%
	20.1%	49.2%

The Company provides for income taxes using the liability method in accordance with FASB ASC Topic 740 “Income Taxes”. Deferred income taxes arise from the differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014

Deferred income tax assets:
Allowance for bad debts	$67,948	$28,300
Stock options	709,375	423,200
Goodwill and intangible assets	7,525,665	–
Beneficial conversion feature	602,681	–
Charitable contributions	505	–
Net operating loss carryforwards	1,144,633	–
Valuation allowance	(8,585,313)	–
Total deferred income tax assets	$1,465,494	$451,500

Deferred income tax liabilities:
Property and equipment	$(344,356)	$(513,600)
Derivative mark to market adjustments	(1,121,138)	–
Goodwill and intangible assets	–	(162,500)
Total deferred income tax liabilities	$(1,465,494)	$(676,100)

Net deferred income taxes:
Current	$–	$28,300
Non-Current	–	(252,900)

	$–	$(224,600)

Management has reviewed the provisions regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it should record a valuation allowance of $8,585,313 against its deferred tax assets. The Company has net operating loss carryforwards totaling $2,949,285 generated in 2015 and expiring in 2035.

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

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date of CollabRx.

Cash	$4,737,773
Accounts receivable	54,675
Other current assets	105,700
Property and equipment	92,636
Accounts payable and accrued expenses	(1,620,000)
Deferred revenue	(123,000)
Other liabilities	(520,070)
Derivative liabilities	(1,578,976)
Identifiable intangible assets	170,000
Total identifiable net assets	1,818,738

Goodwill	12,237,380

Total consideration	$13,510,777

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

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

At December 31, 2015, the Company determined that all of its goodwill and intangibles were impaired. As a result, it recorded an impairment charge of $20,143,320 for the year ended December 31, 2015.

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

	For the Year Ended December 31, 2015
	Rennova Health, Inc. Historical	CollabRx, Inc. (a)	Pro-Forma Adjustments		Combined

Net Revenues	$18,393,038	$425,000	$–		$18,818,038

Operating Expenses	63,858,012	4,881,000	–		68,739,012

Income (Loss) from operations	(45,464,974)	(4,456,000)	–		(49,920,974)

Other income (expense)	474,215	(43,000)	–		431,215

Income (Loss) before income taxes	(44,990,759)	(4,499,000)	–		(49,489,759)

Provision for income taxes	(9,028,253)	(269,000)	–	(b)	(9,297,253)

Net income (loss) attributable to Rennova Health	(35,962,506)	(4,230,000)	–		(40,192,506)

Preferred stock dividends	1,627,188	–	(1,627,188	)(c)	–

Net income (loss) attributable to Rennova Health common shareholders	$(37,589,694)	$(4,230,000)	$1,627,188		$(40,192,506)

Net income (loss) per common share:
Basic	$(3.02)				$(2.96)
Diluted	$(3.02)				$(2.96)

Weighted average number of common shares outstanding during the period:
Basic	12,465,486				13,556,303
Diluted	12,465,486				13,556,303

	For the Year Ended December 31, 2014
	Rennova Health, Inc. Historical	Epinex Diagnostics Laboratories, Inc.	Clinlab, Inc.	CollabRx, Inc.	Pro-Forma Adjustments		Combined

Net Revenues	$57,927,820	$44,299	$98,446	$498,000	$–		$58,568,565

Operating Expenses	42,272,826	329,258	94,414	5,936,000	–		48,632,498

Income (Loss) from operations	15,654,994	(284,959)	4,032	(5,438,000)	–		9,936,067

Other income (expense)	(273,362)	12,753	1	(27,000)	–		(287,608)

Income (Loss) before income taxes	15,381,632	(272,206)	4,033	(5,465,000)	–		9,648,459

Provision for income taxes	7,561,300	–	–	(301,000)	(2,532,555	)(b)	4,727,745

Net income (loss) attributable to Rennova Health	7,820,332	(272,206)	4,033	(5,164,000)	–		4,920,714

Preferred stock dividends	5,010,300	–	–	–	(5,010,300	)(c)	–

Net income (loss) attributable to Rennova Health common shareholders	$2,810,032	$(272,206)	$4,033	$(5,164,000)	$5,010,300		$4,920,714

Net income (loss) per common share:
Basic	$0.23						$0.36
Diluted	$0.22						$0.35

Weighted average number of common shares outstanding during the period:
Basic	12,247,978						13,553,382
Diluted	12,667,858						13,973,262

_______________

(a)	Reflects 2015 and 2014 results of operations prior to the acquisition dates. Clinlab was acquired on March 18, 2014, Epinex was acquired on August 26, 2014 and CollabRx was acquired on November 2, 2015. For the year ended December 31, 2014, CollabRx is included using its fiscal year ended March 31, 2015 financial statements.
(b)	Reflects changes in taxes, if any, resulting from including the aggregate net losses of acquired operations in the corporate tax return.
(c)	Reflects elimination of preferred stock dividend accruals resulting from the reverse merger with CollabRx.

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

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 15 – Segment Reporting

Selected financial information for the Company’s operating segments is as follows:

	2015	2014
Net revenues - External
Laboratory Services	$17,501,189	$57,180,209
Supportive Software Solutions	805,899	747,611
Decision Support and Informatics Operations	85,950	–
Corporate	–	–
Eliminations	–	–
	$18,393,038	$57,927,820
Net revenues - Inter Segment
Laboratory Services	$–	$–
Supportive Software Solutions	2,096,768	2,928,160
Decision Support and Informatics Operations	–	–
Corporate	–	–
Eliminations	–	–
	$2,096,768	$2,928,160
Income (loss) from operations
Laboratory Services	$(17,197,888)	$19,808,354
Supportive Software Solutions	(7,810,476)	(816,916)
Decision Support and Informatics Operations	(13,023,465)	–
Corporate	(7,488,351)	(3,067,138)
Eliminations	55,206	(269,306)
	$(44,233,007)	$15,654,994
Depreciation and amortization
Laboratory Services	$2,178,423	$1,104,606
Supportive Software Solutions	678,201	442,321
Decision Support and Informatics Operations	8,006	–
Corporate	5,424	5,420
Eliminations	(120,204)	(51,894)
	$2,749,850	$1,500,453
Capital expenditures
Laboratory Services	$2,057,952	$5,084,658
Supportive Software Solutions	102,235	450,409
Decision Support and Informatics Operations	–	–
Corporate	–	–
Eliminations	(65,000)	–
	$2,095,187	$5,535,067

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

	December 31,	December 31,
	2015	2014
Total assets
Laboratory Services	$15,152,583	$29,362,062
Supportive Software Solutions	2,896,473	5,214,139
Decision Support and Informatics Operations	4,307,053	–
Corporate	12,711,284	1,939,989
Eliminations	(7,095,520)	(755,436)
	$27,971,873	$35,760,754
Intangible assets
Laboratory Services	$–	$4,088,835
Supportive Software Solutions	–	347,638
Decision Support and Informatics Operations	–	–
Corporate	–	–
Eliminations	–	–
	$–	$4,436,473
Goodwill
Laboratory Services	$–	$805,487
Supportive Software Solutions	–	2,334,455
Decision Support and Informatics Operations	–	–
Corporate	–	–
Eliminations	–	–
	$–	$3,139,942

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

RENNOVA HEALTH, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

On April 26, 2016, the Company was notified by Nasdaq that the stockholders’ equity balance reported on its Form 10-K for the year ended December 31, 2015 fell below the $2,500,000 minimum requirement for continued listing under the Nasdaq Capital Market’s Listing Rule 5550(b)(1) (the “Equity Rule”). As of December 31, 2015, the Company’s stockholder’s equity balance was $(1,193,799). In accordance with the Equity Rule, the Company has until June 10, 2016 to prepare and submit a plan to Nasdaq outlining how it intends to regain compliance. If the plan is accepted, the Company can be granted up to 180 calendar days from April 26, 2016 to evidence compliance. There can be no guarantee that the Company will be able to regain compliance with the continued listing requirement of the Equity Rule or that its plan will be accepted by Nasdaq.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with SEC. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Note 17 – Restatement

The Company restated its December 31, 2015 financial statements. The Company determined that it did not correctly record, as of December 31, 2015, $1,213,967 in stock issued to its financial adviser related to the merger as of December 31, 2015 and incorrectly recorded $500,000 in general and administrative costs related to the merger that should have increased goodwill related to the merger. Correction of these errors had the following effects on the Company’s financial statements as of and for the year ended December 31, 2015:

•	An increase in impairment of goodwill and intangibles of $1,713,967,
•	A decrease in general and administrative expenses of $500,000,
•	A decrease in net income of $1,213,967,
•	An increase in additional paid-in capital of $$1,213,967, and
•	A decrease in accumulated deficit of $1,213,967.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This information is contained in our Form 10-K/A filed with the SEC on April 29, 2016 and incorporated herein by reference.

Item 11.	Executive Compensation.

This information is contained in our Form 10-K/A filed with the SEC on April 29, 2016 and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

This information is contained in our Form 10-K/A filed with the SEC on April 29, 2016 and incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information is contained in our Form 10-K/A filed with the SEC on April 29, 2016 and incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

This information is contained in our Form 10-K/A filed with the SEC on April 29, 2016 and incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

See EXHIBIT INDEX.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rennova Health, Inc.

Date: May 17, 2016	/s/ Seamus Lagan
Seamus Lagan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seamus Lagan	Chief Executive Officer and Director	May 17, 2016
Seamus Lagan	(principal executive officer)

/s/ Jason Adams	Chief Financial Officer	May 17, 2016
Jason Adams	(principal financial and accounting officer)

/s/ Thomas R. Mika	Chairman and Director	May 17, 2016
Thomas R. Mika

/s/ Dr. Paul Billings	Director	May 17, 2016
Dr. Paul Billings

/s/ Christopher Diamantis	Director	May 17, 2016
Christopher Diamantis

/s/ Benjamin Frank	Director	May 17, 2016
Benjamin Frank

/s/ Michael L. Goldberg	Director	May 17 , 2016
Michael L. Goldberg

/s/ Robert Lee	Director	May 17, 2016
Robert Lee

EXHIBIT INDEX

Exhibit Number		Description

2.1		Agreement and Plan of Merger, dated June 29, 2012, by and among Tegal Corporation, CLBR Acquisition Corp., CollabRx, Inc. and CommerceOne, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2012).
2.2		Agreement and Plan of Merger, dated as of April 15, 2015, by and among Medytox Solutions, Inc., CollabRx, Inc. and CollabRx Merger Sub, Inc. (incorporated by reference to Annex A to the Company’s joint proxy statement/prospectus that was part of the registration statement on Form S-4, filed with the SEC on September 18, 2015).(1)
3.1		Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013).
3.2		Restated Bylaws of Tegal Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2006).
3.3		Certificate of Amendment to Certificate of Incorporation of CollabRx, Inc., filed November 2, 2015 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.4		Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.5		Certificate of Designation for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.6		Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed March 9, 2016 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 19, 2016).
4.1		Stockholders Agreement, dated July 12, 2012, by and among Tegal Corporation and the stockholders identified therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).
4.2		Warrant Agency Agreement, dated as of December 30, 2015, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015.
4.3		Shareholder Rights Agreement, dated as of April 13, 2011, by and between Tegal Corporation and Registrar and Transfer Company (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed with the SEC on April 14, 2011).
4.4		Amendment to Shareholder Rights Agreement, dated April 15, 2015, by and between CollabRx, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
4.5		Medytox Solutions, Inc. Senior Secured, Convertible, Redeemable Debenture, effective September 11, 2015 (incorporated by reference to Exhibit 4.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
4.6		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2015).
4.7		Certificate of Designation for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
10.1	**	Fifth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).
10.2	**	Eighth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 14, 2006).
10.3	**	2007 Incentive Award Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A, filed with the SEC on July 29, 2007).
10.4	**	Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Company's revised definitive proxy statement on Schedule 14A filed with the SEC on July 29, 2004).
10.5		Form of Stock Option Agreement for Employees from the 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2007).
10.6	**	Form of Non-Qualified Stock Option Agreement for Employees from the Eighth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 12, 2004).
10.7	**	Form of Restricted Stock Unit Award Agreement from the Eighth Amended and Restated 1998 Equity Participation (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on July 11, 2005).

10.8	**	Restricted Stock Unit Award Agreement between Tegal Corporation and Tom Mika, dated July 5, 2005 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 11, 2005).
10.9	**	Restricted Stock Unit Awards between Tegal Corporation and each of Thomas Mika and Christine Hergenrother, each dated October 7, 2010.
10.10		Warrant issued to se2quel Partners LLC dated January 14, 2011 (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the SEC on January 21, 2011).
10.11		Warrant issued to se2quel Management GmbH dated January 14, 2011 (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed with the SEC on January 21, 2011).
10.12		Warrant Transfer Agreement and replacement Warrants issued dated March 31, 2012 (incorporated by reference to Exhibit 99.5 to the Company's Annual Report on Form 10-K filed with the SEC on June 14, 2012).
10.13		Warrant Transfer Agreement issued dated March 31, 2013 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.14	**	Employment Agreement, dated June 29, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 5, 2012).
10.15		Agreement Not to Compete, dated July 12, 2012, by and between Tegal Corporation and Jay M. Tenenbaum (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.16		Promissory Note issued by Tegal Corporation on July 12, 2012 to Jay M. Tenenbaum (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.17		Promissory Note issued by Tegal Corporation on July 12, 2012 to CommerceNet (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.18	**	Restricted Stock Unit Award Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.19		Indemnity Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.20	**	Amendment No. 1 to Employment Agreement, dated as of December 7, 2012, by and between CollabRx, Inc. and James M. Karis (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 7, 2012).
10.21	**	Amendment No. 1 to Restricted Stock Unit Award Agreement, dated as of December 7, 2012, by and between CollabRx, Inc. and James M. Karis (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 7, 2012).
10.22	**	Employment Agreement, dated February 12, 2013, by and among CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 12, 2013).
10.23	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Smruti Vidwans (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.24	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Michelle Turski (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.25	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Lisandra West (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.26	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Gavin Gordon (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.27	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and John Randy Gobbel (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.28	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and George Lundberg (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.29	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Jeff Shrager (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.30		Loan and Security Agreement, dated January 16, 2015, between CollabRx, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed with the SEC on January 22, 2015).
10.31		Agreement, dated January 16, 2015, between CollabRx, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 22, 2015).

10.32	Parent Support Agreement, dated April 15, 2015, between Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.33	Form of Company Support Agreement, dated April 15, 2015, between CollabRx, Inc. and certain Medytox Solutions, Inc. stockholders identified therein (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.34	Stockholders Agreement, dated April 15, 2015, among CollabRx, Inc., Thomas R. Mika and certain Medytox Solutions, Inc. stockholders identified therein (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.35	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.36	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.37	Form of Employment Agreement among New Sub, CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.38	Form of Employment Agreement among New Sub, CollabRx, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.39	Agreement, dated August 22, 2011, among Trident Laboratories, Inc., its shareholders and Medytox Institute of Laboratory Medicine, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on November 4, 2011).
10.40	Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on November 4, 2011).
10.41	Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on December 12, 2011).
10.42	Convertible Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on December 12, 2011).
10.43	Security Agreement, dated as of December 6, 2011, among Medytox Solutions, Inc., Medytox Management Solutions Corp., Medytox Institute of Laboratory Medicine, Inc. and Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on December 12, 2011).
10.44	Membership Interest Purchase Agreement, dated as of February 16, 2012, between Marylu Villasenor Hall and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on February 17, 2012).
10.45	Secured Promissory Note, dated February 16, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on February 17, 2012).
10.46	Senior Secured Revolving Credit Facility Agreement, dated as of April 30, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.47	Revolving Promissory Note, dated April 30, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.48	Guaranty Agreement, dated as of April 30, 2012, by Medytox Medical Marketing & Sales, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.49	Guaranty Agreement, dated as of April 30, 2012, by Medytox Diagnostics, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.50	Guaranty Agreement, dated as of April 30, 2012, by PB Laboratories, LLC in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.51	Security Agreement, dated as of April 30, 2012, between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.52	Security Agreement, dated as of April 30, 2012, between Medytox Medical Marketing & Sales, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.7 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.53	Security Agreement, dated as of April 30, 2012, between Medytox Diagnostics, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.8 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.54	Security Agreement, dated as of April 30, 2012, between PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.9 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.55	Amendment No. 1 to Senior Secured Revolving Credit Facility, dated as of July 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.56	Amended and Restated Revolving Promissory Note, dated July 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.57	Amendment to Convertible Promissory Note, dated as of July 27, 2012, between Medytox Solutions, Inc. and Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.58	Amendment to Security Agreement, dated as of July 27, 2012, among Medytox Solutions, Inc., Medytox Medical Management Solutions Corp. and Medytox Institute of Laboratory Medicine, Inc. in favor of Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.59	Membership Interest Purchase Agreement, dated as of October 31, 2012, between Medytox Diagnostics, Inc. and Marylu Villasenor Hall (incorporated by reference to Exhibit 10.10 to Medytox's Quarterly Report on Form 10-Q/A filed with the SEC on November 21, 2012).
10.60	Secured Promissory Note, dated October 31, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall (incorporated by reference to Exhibit 10.11 to Medytox's Quarterly Report on Form 10-Q/A filed with the SEC on November 21, 2012).
10.61	Amendment No. 2 to Senior Secured Revolving Credit Facility Agreement, dated as of October 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on December 17, 2012).
10.62	Amended and Restated Revolving Promissory Note, dated October 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on December 17, 2012).
10.63	Stock Purchase Agreement, dated as of December 7, 2012, between Luisa G. Suarez and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.64	Stock Purchase Agreement, dated as of December 7, 2012, between Balbino Suarez and Medytox Diagnostics, Inc.(incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.65	Secured Promissory Note, dated December 7, 2012, issued by Medytox Diagnostics, Inc. to Balbino Suarez (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.66	Guarantee of Medytox Solutions, Inc., dated December 7, 2012, of Secured Promissory Note issued to Balbino Suarez (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.67	Option Agreement, dated as of December 31, 2012, between Joseph Fahoome and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on January 15, 2013).
10.68	Option Agreement, dated as of December 31, 2012, between Robert Kuechenberg and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on January 15, 2013).
10.69	Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.70	Amended and Restated Revolving Promissory Note, dated February 28, 2013, by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.71		Guaranty Agreement, dated as of January 22, 2013, by Biohealth Medical Laboratory, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.72		Security Agreement, dated as of January 22, 2013, between Biohealth Medical Laboratory, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.73		Guaranty Agreement, dated as of February 28, 2013, by Advantage Reference Labs, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.74		Security Agreement, dated as of February 28, 2013, between Advantage Reference Labs, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.75		Consulting Agreement, dated May 25, 2011, between Seamus Lagan and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.37 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.76		Consulting Agreement, dated October 3, 2011, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.38 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.77		Consulting Agreement, dated as of October 1, 2012, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.39 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.78	**	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Dr. Thomas F. Mendolia (incorporated by reference to Exhibit 10.45 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.79		Stock Purchase Agreement, dated as of January 1, 2013, among Bill White, Jackson R. Ellis and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.46 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.80		Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Bill White (incorporated by reference to Exhibit 10.47 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.81		Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Jackson R. Ellis (incorporated by reference to Exhibit 10.48 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.82		Promissory Note, dated March 13, 2013, issued by Alethea Laboratories, Inc. to Summit Diagnostics, LLC (incorporated by reference to Exhibit 10.49 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.83		Membership Interest Purchase Agreement, dated as of January 14, 2013, as amended, among Reginald Samuels, Ralph Perricelli and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.50 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.84		Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Reginald Samuels (incorporated by reference to Exhibit 10.51 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.85		Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Ralph Perricelli (incorporated by reference to Exhibit 10.52 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.86		Option Agreement, effective as of April 19, 2013, between Christopher E. Diamantis and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on April 26, 2013).
10.87		Option Agreement, effective as of April 19, 2013, between Benjamin Frank and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on April 26, 2013).
10.88		Amendment No. 4 to Senior Secured Revolving Credit Facility Agreement, dated as of June 30, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., International Technologies, LLC, Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.89		Fourth Amended and Restated Revolving Promissory Note, dated June 30, 2013 (effective date July 15, 2013), issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.90		Guaranty Agreement, dated as of July 15, 2013, by International Technologies, LLC in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.91		Security Agreement, dated as of July 15, 2013, between International Technologies, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.92		Guaranty Agreement, dated as of July 15, 2013, by Alethea Laboratories, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.93		Security Agreement, dated as of July 15, 2013, between Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.94		Amendment, dated July 12, 2013, to the Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.53 to Medytox's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013).
10.95	**	Form of Medytox Solutions, Inc. 2013 Incentive Compensation Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on March 19, 2014).
10.96		Stock Purchase Agreement, dated as of March 18, 2014, by and among Clinlab, Inc., Daniel Stewart, James A. Wilson, Medytox Information Technology, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.65 to Medytox's Annual Report on Form 10-K filed with the SEC on March 31, 2014).
10.97		Form of Purchase Option Agreement between Medytox Solutions, Inc., and each holder of Series B Preferred Stock (incorporated by reference to Exhibit 10.66 to Medytox's Annual Report on Form 10-K filed with the SEC on March 31, 2014).
10.98		Consulting Agreement, dated March 15, 2014, between Medytox Solutions, Inc. and SS International Consulting, Ltd. (incorporated by reference to Exhibit 10.67 to Medytox's Annual Report on Form 10-K filed with the SEC on March 31, 2014).
10.99		Stock Purchase Agreement, dated as of August 26, 2014, by and among Epinex Diagnostics Laboratories, Inc., Epinex Diagnostics, Inc., Medytox Diagnostics, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on August 28, 2014).
10.100	**	Agreement for the Retirement as CEO and Release of Any and All Claims by and between Medytox Solutions, Inc. and William G. Forhan, dated August 26, 2014, effective as of September 11, 2014 (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on September 12, 2014).
10.101		Amendment to Consulting Agreement, by and between Medytox Solutions, Inc. and Alcimede LLC, dated as of September 11, 2014 (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on September 12, 2014).
10.102	**	Employment Agreement by and between Medytox Solutions, Inc. and Samuel R. Mitchell, dated as of February 4, 2015 (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on February 18, 2015).
10.103	**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the SEC on July 7, 2011).
10.104		Amendment to Consulting Agreement, by and between SS International Consulting Ltd. and Medytox Solutions, Inc., dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.105	**	Employment Agreement, dated as of September 9, 2015, between Medytox Solutions, Inc. and Jason P. Adams (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.106	**	Amendment to Employment Agreement, dated as of June 16, 2015, between Medytox Solutions, Inc. and Sharon Hollis (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.107		Securities Purchase Agreement, effective September 11, 2015, by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.108		Form of Guaranty Agreement (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.109		Security Agreement, effective September 11, 2015 by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.110		Form of Security Agreement (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.111	Medytox Solutions, Inc. 2013 Incentive Compensation Plan, filed as Exhibit 4.1 to Medytox's Registration Statement on Form S-8 filed with the SEC on December 23, 2013 and incorporated by reference herein.
21	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 17, 2015).
23	Consent of Independent Registered Public Accounting Firm – Green & Company, CPAs. (2)
31.1	Section 302 Certification of the Chief Executive Officer. (2)
31.2	Section 302 Certification of the Chief Financial Officer. (2)
32.1	Section 906 Certification of the Chief Executive Officer. (3)
32.2	Section 906 Certification of the Chief Financial Officer. (3)
101.INS	XBRL Instance Document. (2)
101.SCH	XBRL Taxonomy Extension Schema Document. (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

____________________
(1)	The exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Rennova Health, Inc. will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

(2)	Filed herewith.

(3)	Furnished herewith.

**	Management contract for compensatory plan or arrangement.

