Form 10-Q
period 2016-03-31
Rennova Health, Inc.
filed 2016-05-17
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 001-35141

RENNOVA HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-370244
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 South Australian Ave., 8th Floor West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

(561) 855-1626

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2016, the registrant had 14,782,557 shares of its Common Stock, $0.01 par value, outstanding.

RENNOVA HEALTH, INC.

FORM 10-Q

March 31, 2016

RENNOVA HEALTH, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current assets:
Cash	$4,900,806	$8,833,230
Accounts receivable, net	7,051,842	8,149,484
Prepaid expenses and other current assets	1,317,948	1,193,077
Income tax refunds receivable	2,516,028	2,415,013

Total current assets	15,786,624	20,590,804

Property and equipment, net	6,449,872	7,148,295

Other assets:
Deposits	232,774	232,774

Total assets	$22,469,270	$27,971,873

See accompanying notes to condensed consolidated financial statements.

RENNOVA HEALTH, INC.

Condensed Consolidated Balance Sheets (Continued)

	March 31,	December 31,
	2016	2015
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,436,654	$4,360,035
Accrued expenses	4,600,474	5,285,455
Current portion of notes payable	5,269,031	269,031
Current portion of notes payable, related party	4,174,742	5,133,888
Current portion of capital lease obligations	1,323,708	1,323,708

Total current liabilities	18,804,609	16,372,117

Other liabilities:
Notes payable, net of current portion	2,898,242	2,903,898
Capital lease obligations, net of current portion	2,070,990	2,394,171
Derivative liabilities	4,123,929	7,495,486

Total liabilities	27,897,770	29,165,672

Commitments and contingencies

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.01 par value, 5,000 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015	50	50
Series C preferred stock, $0.01 par value, 10,350 shares authorized, 8,818 and 9,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	88	90
Series E preferred stock, $0.01 par value, 45,000 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015	450	450
Common stock, $0.01 par value, 500,000,000 shares authorized, 14,782,557 shares issued and outstanding at March 31, 2016, 50,000,000 shares authorized, 14,651,837 shares issued and outstanding at December 31, 2015	147,825	143,951
Additional paid-in-capital	26,694,274	26,688,837
(Accumulated deficit) retained earnings	(32,271,187)	(28,027,177)
Total stockholders' equity	(5,428,500)	(1,193,799)

Total liabilities and stockholders' equity	$22,469,270	$27,971,873

See accompanying notes to condensed consolidated financial statements.

RENNOVA HEALTH, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net Revenues	$1,878,813	$13,648,782

Operating expenses:
Direct costs of revenue	564,200	4,031,274
General and administrative	5,954,046	5,639,933
Sales and marketing expenses	873,440	1,182,221
Engineering	522,768	–
Bad debt	1,285	–
Depreciation and amortization	727,270	580,793
Total operating expenses	8,643,009	11,434,221

Income (loss) from operations	(6,764,196)	2,214,561

Other income (expense):
Other income	100,010	21
Unrealized gain (loss) on derivative instruments	3,433,588	–
Gain (loss) on legal settlement	–	275,028
Interest expense	(1,013,413)	(505,101)
Total other income (expense)	2,520,185	(230,052)

Income (loss) before income taxes	(4,244,011)	1,984,509

Provision for income taxes	–	977,500

Net income (loss) attributable to Rennova Health	(4,244,011)	1,007,009

Preferred stock dividends	–	523,050

Net income (loss) attributable to Rennova Health common shareholders	$(4,244,011)	$483,959

Net income (loss) per common share:
Basic	$(0.29)	$0.04
Diluted	$(0.29)	$0.04

Weighted average number of common shares outstanding during the period:
Basic	14,816,586	11,937,530
Diluted	14,816,586	12,809,335

See accompanying notes to condensed consolidated financial statements.

RENNOVA HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows provided by (used in) operating activities:
Net income (loss)	$(4,244,011)	$1,007,009
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	727,270	580,793
Non-cash gain on derivative instruments	(3,433,588)	–
Stock issued in lieu of cash compensation	9,310	300,000
Stock-based compensation	–	56,463
Bad debts	1,285	6,473,733
Accretion of beneficial conversion feature as interest	789,376	246,575
Accretion of debt discount	–	93,699
Gain on extinguishment of debt	(100,000)	–
Gain on legal settlement	–	(275,028)
Changes in operating assets and liabilities:
Accounts receivable	1,096,357	(12,843,394)
Prepaid expenses and other current assets	(126,863)	(16,935)
Security deposits	–	(39,222)
Accounts payable	(923,381)	(299,697)
Accrued expenses	(684,981)	417,102
Income tax assets and liabilities	(101,015)	457,769
Deferred tax liabilities	–	48,900
Net cash used in operating activities	(6,990,241)	(3,792,233)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(19,002)	(213,142)
Net cash used in investing activities	(19,002)	(213,142)

Cash flows provided by (used in) financing activities:
Dividends on Series B preferred stock	–	(523,050)
Proceeds from issuance of notes payable, related party	3,000,000	–
Proceeds from issuance of notes payable	5,000,000	3,030,000
Payments on notes payable	(4,600,000)	(60,000)
Payments on capital lease obligations	(323,181)	(197,316)
Net cash provided by financing activities	3,076,819	2,249,634

Net decrease in cash	(3,932,424)	(1,755,741)

Cash at beginning of period	8,833,230	2,406,246

Cash at end of period	$4,900,806	$650,505

Supplemental disclosure of cash flow information:
Cash paid for interest	$520,000	$160,835
Cash paid for taxes	$–	$470,831

Non-cash investing and financing activities:
Acquisition of noncontrolling interest in Biohealth Medical Laboratory, Inc.:
Deposits on acquisitions	$–	$259,875
Goodwill	$–	$(138,871)
Noncontrolling interest	$–	$(121,004)

See accompanying notes to condensed consolidated financial statements.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization and Presentation

Rennova Health, Inc. (“Rennova”), together with its subsidiaries (the “Company”, “we”, “us” or “our”), is a vertically integrated provider of healthcare related products and services. Our principal lines of business are clinical laboratory operations, supportive software solutions, which includes EHR (Electronic Health Records), Medical Billing Services, and LIS (Lab Information Services), and decision support and informatics operations. We present our financial results based upon our three business segments listed above.

Merger between the Company and Medytox Solutions, Inc.

On November 2, 2015, pursuant to the terms of the Agreement and Plan of Merger, dated as of April 15, 2015, by and among the Company, CollabRx Merger Sub, Inc. (“Merger Sub”), a direct wholly-owned subsidiary of the Company formed for the purpose of the merger, and Medytox Solutions, Inc. (“Medytox”), Merger Sub merged with and into Medytox, with Medytox as the surviving company and a direct, wholly-owned subsidiary of the Company (the “Merger”). Prior to closing, the Company amended its certificate of incorporation to effect a 1-for-10 reverse stock split and to change its name to Rennova Health, Inc. In connection with the Merger, (i) each share of common stock of Medytox was converted into the right to receive approximately 0.4096 shares of common stock of the Company, (ii) each share of Series B Preferred Stock of Medytox was converted into the right to receive one share of a newly-authorized Series B Convertible Preferred Stock of the Company, and (iii) each share of Series E Convertible Preferred Stock of Medytox was converted into the right to receive one share of a newly-authorized Series E Convertible Preferred Stock of the Company. This transaction has been accounted for as a reverse merger in accordance with Generally Accepted Accounting Principles in the United States ("US GAAP") and, as such, the financial statements presented prior to November 2, 2015 are those of Medytox and the financial statements presented after November 2, 2015 reflect the operations, of the combined company. All common share amounts prior to November 2, 2015 have been retroactively restated to reflect the conversion ratio.

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

Potential De-Listing of the Company’s Stock

On March 16, 2016, the Company was notified by Nasdaq that the bid price of the Company's common stock closed below the minimum $1.00 share requirement for continued inclusion under Nasdaq Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Rule 5810(c)(3)(A), the Company has 180 calendar days, or until September 12, 2016, to regain compliance. If at any time before September 12, 2016, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will regain compliance with the Bid Price Rule. If the Company does not regain compliance by September 12, 2016, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the bid price requirement).

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

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with US GAAP for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows for the interim periods reported in this Form 10-Q. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2015 audited annual financial statements included in the Annual Report on Form 10-K/A, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 17, 2016.

The Company’s consolidated financial statements are prepared using US GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has recently accumulated significant losses and has negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

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

In order to support the Company’s continued operations, the Company received proceeds of $5,000,000 from pledging certain of its accounts receivable as collateral to a prepaid forward purchase contract. The Company is also entitled to $2,516,028 in income tax refunds, the claim for which was filed with the IRS in early April 2016. There can be no assurance as to the timing of the receipt of the income tax refunds for which the Company has filed.

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

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Accounts Receivable

Accounts receivable at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
Accounts receivable - clinical laboratory operations	$96,227,506	$105,332,339
Accounts receivable - supportive software solutions	329,395	569,351

Total accounts receivable	96,556,901	105,901,690
Less:
Allowance for discounts	(89,328,698)	(97,577,130)
Allowance for bad debts	(176,361)	(175,076)

Accounts receivable, net	$7,051,842	$8,149,484

Note 3 – Long-Lived Assets

Property and equipment at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
Medical equipment	$922,551	$991,903
Equipment	577,316	547,555
Equipment under capital leases	5,663,333	5,663,332
Furniture	561,688	560,400
Leasehold improvements	1,776,957	1,760,125
Vehicles	196,534	196,534
Computer equipment	753,225	661,234
Software	1,837,174	1,878,848

	12,288,778	12,259,931
Less accumulated depreciation	(5,838,906)	(5,111,636)
Property and equipment, net	$6,449,872	$7,148,295

Depreciation of property and equipment was $727,270 and $580,793 for the three months ended March 31, 2016 and 2015, respectively.

Management periodically reviews the valuation of long-lived assets for potential impairments. Management has not recognized an impairment of these assets to date.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At March 31, 2016 and December 31, 2015, notes payable consisted of the following:

Notes Payable – Third Parties

	March 31, 2016
	Face Value	Unamortized	Fair Value of	Net Value
	of Note	Discount	Derivatives	of Note
Loan payable under prepaid forward purchase contract in the amount of $5,000,000, at 20% interest, with no payments of interest or principal through March 30, 2017. All outstanding amounts are due March 30, 2017.	$5,000,000	$–	$–	$5,000,000

Loan payable to TCA Global Master Fund, LP in the amount of $3,000,000, at 16% interest, with interest only payments monthly through September 11, 2016. Principal and interest payments are due monthly from October 11, 2016 through September 11, 2017.	3,000,000	(305,188)	130,849	2,825,661

Loan payable to CommerceNet in the amount of $250,000 at 1.06% interest, increasing to 6% after two years. Principal and interest payments are made annually from July 12, 2015 through July 12, 2017.	170,806	–	–	170,806

Loan payable to Jay Tenebaum in the amount of $250,000 at 1.06% interest, increasing to 6% after two years. Principal and interest payments are made annually from July 12, 2015 through July 12, 2017.	170,806	–	–	170,806

	$8,341,612	$(305,188)	$130,849	8,167,273

Less current portion				(5,269,031)

Notes payable, net of current portion				$2,898,242

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	December 31, 2015
	Face Value	Unamortized	Fair Value of	Net Value
	of Note	Discount	Derivatives	of Note
Loan payable to former shareholder of Epinex Diagnostics Laboratories, Inc. in the amount of $400,000, at 0% interest, with principal payments of $100,000 due in periodic installments from November 26, 2014 through February 26, 2016. Amount recorded is net of imputed discount of $1,775 at December 31, 2015.	$100,000	$(1,775)	$–	$98,225

Loan payable to TCA Global Master Fund, LP in the amount of $3,000,000, at 16% interest, with interest only payments monthly through September 11, 2016. Principal and interest payments are due monthly from October 11, 2016 through September 11, 2017.	3,000,000	(453,025)	186,117	2,733,092

Loan payable to CommerceNet in the amount of $250,000 at 1.06% interest, increasing to 6% after two years. Principal and interest payments are made annually from July 12, 2015 through July 12, 2017.	170,806	–	–	170,806

Loan payable to Jay Tenebaum in the amount of $250,000 at 1.06% interest, increasing to 6% after two years. Principal and interest payments are made annually from July 12, 2015 through July 12, 2017.	170,806	–	–	170,806

	$3,441,612	$(454,800)	$186,117	3,172,929

Less current portion				(269,031)

Notes payable, net of current portion				$2,903,898

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Notes Payable – Related Parties

	March 31, 2016
	Face Value	Unamortized	Fair Value of	Net Value
	of Note	Discount	Derivatives	of Note
Convertible debenture dated December 31, 2014 in the amount of $3,000,000 which bears interest at 10% and is due December 31, 2016. The note provides the lender, D&D Funding II, LLC, the option to convert the note into the Company's common stock at a 25% discount to the average trading price (as defined in the note agreement) for the ten consecutive trading days prior to the conversion date.	$3,000,000	$(1,588,495)	$2,263,237	$3,674,742

Loan payable to Alcimede, LLC in the amount of $3,000,000, at 6% interest, with one payment of $3,000,000, plus interest, due on February 2, 2017. (On June 29, 2015, Alcimede exercised options to purchase 1,000,000 shares for $2,500,000, which reduced the loan.)	$500,000	–	–	$500,000

Current portion of notes payable, related party	$3,500,000	$(1,588,495)	$2,263,237	$4,174,742

	December 31, 2015
	Face Value	Unamortized	Fair Value of	Net Value
	of Note	Discount	Derivatives	of Note
Convertible debenture dated December 31, 2014 in the amount of $3,000,000 which bears interest at 10% and is due December 31, 2016. The note provides the lender, D&D Funding II, LLC, the option to convert the note into the Company's common stock at a 25% discount to the average trading price (as defined in the note agreement) for the ten consecutive trading days prior to the conversion date.	$3,000,000	$(2,236,112)	$2,270,000	$3,033,888

Loan payable to Alcimede, LLC in the amount of $3,000,000, at 6% interest, with one payment of $3,000,000, plus interest, due on February 2, 2016. (On June 29, 2015, Alcimede exercised options to purchase 1,000,000 shares for $2,500,000, which reduced the loan.)	$500,000	–	–	$500,000

Loan payable to Christopher Diamantis in the amount of $1,600,000. One payment of $1,600,000 due January 7, 2016 plus $100,000 of interest.	$1,600,000	–	–	$1,600,000

Current portion of notes payable, related party	$5,100,000	$(2,236,112)	$2,270,000	$5,133,888

Convertible Debenture Dated December 31, 2014

On December 31, 2014, the Company borrowed $3,000,000 from D&D Funding II, LLC (“D&D”). Christopher Diamantis, a director of the Company, is the manager and 50% owner of D&D. In January 2016, the Company temporarily repaid $3,000,000 of the amounts due under the D&D note. In addition to the principal amount, the Company paid $300,000 in cash for interest for 2015. In March 2016, the Company re-borrowed 100% of the principal amount repaid in January 2016. This note is convertible into the Company’s Common Stock at a 25% discount to the trailing ten day average closing price at any time prior to the repayment. In the event of conversion, the holder of the note is also entitled to receive a number of warrants to purchase the Company’s Common Stock equal to the number of shares issued upon conversion with exercise prices equal to the trailing ten day average closing price of our Common Stock. These two features are derivative instruments that are re-valued quarterly and are reflected in the table above.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Prepaid Forward Purchase Contract

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

Note 5 – Related Party Transactions

On December 31, 2014, the Company borrowed $3,000,000 from D&D Funding II, LLC (“D&D”). Christopher Diamantis, a director of the Company, is the manager and 50% owner of D&D. In January 2016, the Company temporarily repaid $3,000,000 of the amounts due under the D&D note. In addition to the principal amount, the Company paid $300,000 in cash for interest for 2015. In March 2016, the Company re-borrowed 100% of the principal amount repaid in January 2016. In April 2016, the Company repaid $2,250,000 of the $3,000,000 then outstanding under the D&D note from proceeds of the prepaid forward purchase contract.

Alcimede LLC, of which the CEO of the Company is the sole manager, had advanced loans to the Company for the payment of certain operating expenses. The loans were non-interest bearing and were due on demand. Alcimede was paid $96,750 and $85,905 for consulting fees pursuant to a consulting agreement for the three months ended March 31, 2016 and 2015, respectively. On February 3, 2015, the Company borrowed $3,000,000 from Alcimede LLC. The note has an interest rate of 6% and is due on February 2, 2017. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase one million shares of the Company’s common stock at an exercise price of $2.50 per share. The loan outstanding was reduced in satisfaction of the aggregate exercise price of $2,500,000. On February 27, 2015, the Company borrowed $30,000 from Alcimede LLC and this loan was repaid on April 15, 2015.

On June 30, 2015, the Company issued 200,000 shares of common stock to SS International Consulting Ltd., of which a former director of the Company is the sole manager, pursuant to a consulting contract.

On September 4, 2015, the Company borrowed $500,000 from Christopher Diamantis, a director of the Company. This loan was repaid in the fourth quarter of 2015 with a 10% fee in cash. In the fourth quarter of 2015, the Company borrowed $1,600,000 from Mr. Diamantis which was due January 7, 2016. In January 2016, the Company repaid $1,600,000 of the amounts due Mr. Diamantis. In addition to the principal amount, the Company paid $100,000 in cash for interest.

On August 1, 2015, Medytox entered into a non-exclusive consulting agreement with Monarch Capital, LLC ("Monarch"). Michael Goldberg, at the time a director of Medytox and currently a director of the Company, is the Managing Director of Monarch. Under this agreement, Monarch provides business and financial advice. The term of the agreement is through August 31, 2016, and is subject to automatic renewal for an additional one year unless Medytox provides the consultant with 180 days prior written notice of its intent not to renew. Medytox paid $7,500 at signing and pays $12,500 a month for the first three months, $15,000 a month for the second three months, $17,500 a month for the third three months and $20,000 a month for the fourth three months. If the agreement is renewed for an additional year the monthly payment will increase by 5%.

All of these transactions were completed at arm’s length at values commensurate with those of independent third parties.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Capital Lease Obligations

The Company leases various assets under capital leases expiring through 2020 as follows:

	March 31,	December 31,
	2016	2015
Medical equipment	$5,663,333	$5,663,332
Less accumulated depreciation	(2,443,384)	(2,093,920)

Net	$3,219,949	$3,569,412

Depreciation expense on assets under capital leases was $349,464 and $215,045 for the three months ended March 31, 2016 and 2015, respectively.

Aggregate future minimum rentals under capital leases are as follows:

December 31,
2016	$1,217,765
2017	1,432,542
2018	845,330
2019	217,412
2020	32,611

Total	3,745,660

Less interest	350,962

Present value of minimum lease payments	3,394,698

Less current portion of capital lease obligations	1,323,708

Capital lease obligations, net of current portion	$2,070,990

Note 7 – Stockholders’ Equity

Preferred Stock

During the three months ended March 31, 2015, the former Medytox Series B preferred shareholders earned dividends totaling $523,050. At March 31, 2016 and December 31, 2015, accrued dividends of $1,684,148 and $2,099,148, respectively, were included in accrued expenses. All outstanding Medytox Series B preferred shares were cancelled in connection with the Merger in exchange for shares of Rennova Series B Convertible Preferred Stock, which only receives dividends when dividends are declared on our common stock.

During the three months ended March 31, 2016, Series C preferred shareholders converted a total of 182 shares of Series C preferred stock into 117,420 shares of Common Stock.

Common Stock

During the three months ended March 31, 2016, the Company issued an aggregate of 13,300 shares of the Company’s common stock to a consultant for services. The Company recognized $9,310 in compensation costs associated with these issuances.

Stock Options

During the three months ended March 31, 2016 and 2015, no stock options were granted or forfeited.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Basic and Diluted Income per Share

The following table presents the reconciliation of the numerators and denominators used in the calculation of earnings per share for the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2015, all share and per share amounts have been restated as a result of the Merger.

	Three Months Ended March 31,
	2016	2015
Basic:
Numerator - net income (loss) available to common stockholders	$(4,244,011)	483,959
Denominator - weighted-average shares outstanding	14,816,586	11,937,530

Net income (loss) per share - Basic	$(0.29)	$0.04

Diluted:
Numerator:
Net income (loss) available to common stockholders	$(4,244,011)	$483,959
Interest expense on convertible debt, net of taxes	–	46,912
	(4,244,011)	530,871

Denominator:
Weighted-average shares outstanding	14,816,586	11,937,530
Weighted-average equivalent shares options and warrants	–	354,901
Weighted-average equivalent shares from convertible debt	–	409,638
Weighted-average equivalent shares from Series C convertible preferred stock	–	–
Weighted-average equivalent shares from Series D convertible preferred stock	–	73,643
Weighted-average equivalent shares from Series E convertible preferred stock	–	33,623
	14,816,586	12,809,335

Net income (loss) per share - Diluted	$(0.29)	$0.04

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2016 and 2015, the following potential common stock equivalents were excluded from the calculation of Diluted EPS as their effect was anti-dilutive:

	March 31,	March 31,
	2016	2015
Stock options outstanding	1,822,675	9,923,474
Warrants outstanding	6,898,560	–
Convertible debt	8,791,343	–
Convertible preferred stock	11,422,977	–

	28,935,555	9,923,474

Note 8 – Income Taxes

The Company recognized no income tax expense or benefit for the three months ended March 31, 2016. The Company recognized income tax expense of $977,500 for the three months ended March 31, 2015. The Company’s effective income tax rates for the three months ended March 31, 2016 and 2015 were 0.0% and 49.3%, respectively.

Changes to the effective tax rates relate primarily to the recognition of a valuation allowance on 100% of net deferred tax assets for the three months ended March 31, 2016.

The Company applies a “more likely than not” threshold to the recognition and nonrecognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions as of March 31, 2016 or December 31, 2015. The Company recognizes interest and/or penalties related to income tax matters in income tax expense and in income taxes payable.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The table below presents a reconciliation of statutory income tax rates to our effective rates:

	Three Months Ended March 31,
	2016	2015
Expected federal income tax at statutory rate	35.0%	34.0%
State income taxes, net of federal deduction	2.1%	4.7%
Permanent differences	-0.1%	10.6%
Change in valuation allowance	-37.0%	0.0%

	0.0%	49.3%

Note 9 – Business Combinations

Completion of Merger

On November 2, 2015, the Company completed its merger (the “Merger”) with Medytox Solutions, Inc. (“Medytox”). In connection with the Merger, (i) each share of common stock of Medytox was converted into the right to receive about 0.4096 shares of common stock of CollabRx, (ii) each share of Series B Preferred Stock of Medytox was converted into the right to receive one share of a newly-authorized Series B Convertible Preferred Stock of CollabRx, and (iii) each share of Series E Convertible Preferred Stock of Medytox was converted into the right to receive one share of a newly-authorized Series E Convertible Preferred Stock of CollabRx.

Holders of CollabRx equity prior to the closing of the Merger (including all outstanding CollabRx common stock and all restricted stock units, options and warrants exercisable for shares of CollabRx common stock) held 10% of CollabRx’s common stock immediately following the closing of the Merger, and holders of Medytox equity prior to the closing of the Merger (including all outstanding Medytox common stock and all outstanding options exercisable for shares of Medytox common stock, but less certain options that were cancelled upon the closing pursuant to agreements between Medytox and such optionees) held 90% of CollabRx’s common stock immediately following the closing of the Merger, in each case on a fully diluted basis, provided, however, outstanding shares of the newly designated Series B Convertible Preferred Stock and Series E Convertible Preferred Stock, certain outstanding convertible promissory notes exercisable for CollabRx common stock after the closing and certain option grants expected to be made at or immediately following the closing of the Merger are excluded from such ownership percentages.

Also in connection with the Merger: (i) each of James Karis, Jeffrey M. Kraus and Carl Muscari resigned from CollabRx’s Board of Directors; (ii) each of Seamus Lagan, Christopher Diamantis, Benjamin Frank, Michael L. Goldberg and Robert Lee was appointed to serve on CollabRx’s Board of Directors; and (iii) Thomas R. Mika was appointed Chairman of the Board, Seamus Lagan was appointed Chief Executive Officer and President, Jason Adams was appointed Chief Financial Officer, and Sebastian Sainsbury was appointed Secretary.

Prior to the closing of the Merger, the Company amended its certificate of incorporation to effect a 1-for-10 reverse split and to change its name to Rennova Health, Inc. On November 3, 2015, the common stock of Rennova commenced trading on the Nasdaq Capital Market under the symbol RNVA. Immediately after the consummation of the Merger, Rennova had 13,750,010 shares of common stock, 5,000 shares of Series B Convertible Preferred Stock and 45,000 shares of Series E Convertible Preferred Stock issued and outstanding.

The transaction was accounted for as a reverse acquisition. As such, the prior period equity amounts have been retroactively restated to reflect the equity instruments of the legal acquirer. The consideration given for CollabRx totals $12,289,297, consisting of the fair value of common stock and warrants exchanged in the merger transaction.

The Company acquired the remaining 49.5% of Biohealth in the three months ended March 31, 2015. The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of FASB ASC 805 “Business Combinations”. As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given was recorded as goodwill.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 10 – Commitments and Contingencies

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

In February 2016, the Company received notice that the Internal Revenue Service had placed a lien against Medytox Solutions, Inc. and its subsidiaries relating to unpaid 2014 taxes due, plus penalties and interest, totaling $4,964,020. The Company paid $100,000 toward its 2014 tax liability in March 2016. The Company filed its 2015 Federal tax return on March 15, 2016. The 2015 return and the accompanying election to carryback the reported net operating losses, which was filed in April 2016, should permit the Company to have the lien lifted when reviewed and processed by the IRS.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 11 – Segment Reporting

Selected financial information for the Company’s operating segments is as follows:

	Three Months Ended March 31,
	2016	2015
Net revenues - External
Clinical Laboratory Operations	$1,465,137	$13,499,803
Supportive Software Solutions	230,026	148,979
Decision Support and Informatics Operations	183,650	–
Corporate	–	–
Eliminations	–	–
	$1,878,813	$13,648,782
Net revenues - Inter Segment
Clinical Laboratory Operations	$–	$–
Supportive Software Solutions	296,348	384,108
Decision Support and Informatics Operations	–	–
Corporate	–	–
Eliminations	–	–
	$296,348	$384,108
Income (loss) from operations
Clinical Laboratory Operations	$(2,650,540)	$5,065,421
Supportive Software Solutions	(1,313,313)	(1,357,989)
Decision Support and Informatics Operations	(881,566)	–
Corporate	(1,952,437)	(1,521,117)
Eliminations	33,660	28,246
	$(6,764,196)	$2,214,561
Depreciation and amortization
Clinical Laboratory Operations	$581,101	$447,325
Supportive Software Solutions	164,428	160,356
Decision Support and Informatics Operations	14,527	–
Corporate	875	1,358
Eliminations	(33,661)	(28,246)
	$727,270	$580,793
Capital expenditures
Clinical Laboratory Operations	$16,885	$187,885
Supportive Software Solutions	2,117	25,257
Decision Support and Informatics Operations	–	–
Corporate	–	–
Eliminations	–	–
	$19,002	$213,142

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	March 31,	December 31,
	2016	2015
Total assets
Clinical Laboratory Operations	$13,357,738	$15,152,583
Supportive Software Solutions	2,677,943	2,896,473
Decision Support and Informatics Operations	3,714,571	4,307,053
Corporate	9,046,263	12,711,284
Eliminations	(6,327,245)	(7,095,520)
	$22,469,270	$27,971,873

Note 12 – Subsequent Events

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

In April 2016, the Company repaid $2,250,000 of the $3,000,000 then outstanding under the D&D note from proceeds of the prepaid forward purchase contract discussed above. This note was convertible into the Company’s Common Stock at a 25% discount to the trailing ten day average closing price at any time prior to the repayment. As such, the Company elected to repay a portion of the note prior to its maturity date.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with SEC. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "potential," "estimate," "encourage," "opportunity," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "through," "strategy," "provide," "offer," "allow," "commitment," "implement," "result," "increase," "establish," "perform," "make," "continue," "can," "ongoing," "include" or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-Q are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. Our actual results could differ materially from the forward-looking statements.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

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

We have recently added genetic testing, specifically pharmacogenetic testing, to our menu of services. Genetic testing represents a rapidly expanding segment of the diagnostics market worldwide. Growing incidence of genetic diseases present new opportunities for genetic testing. The global market for genetic testing is forecast to reach $2.2 billion by 2017. Increasing knowledge about the potential benefits of genetic testing is one of the prime reasons for the growth of the market. Advancements in the genetic testing space, an aging population and a subsequent rise in the number of chronic diseases, and increasing incidence of cancer cases are the other factors propelling growth in the genetic testing market.

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

On March 16, 2016, the Company was notified by Nasdaq that the bid price of the Company's common stock closed below the minimum $1.00 share requirement for continued inclusion under Nasdaq Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Rule 5810(c)(3)(A), the Company has 180 calendar days, or until September 12, 2016, to regain compliance. If at any time before September 12, 2016, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will regain compliance with the Bid Price Rule. If the Company does not regain compliance by September 12, 2016, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the bid price requirement).

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

On April 26, 2016, the Company was notified by Nasdaq that the stockholders’ equity balance reported on its Form 10-K for the year ended December 31, 2015 fell below the $2,500,000 minimum requirement for continued listing under the Nasdaq Capital Market’s Listing Rule 5550(b)(1) (the “Equity Rule”). As of December 31, 2015, the Company’s stockholder’s equity balance was $(1,193,799). In accordance with the Equity Rule, the Company has until June 10, 2016 to prepare and submit a plan to Nasdaq outlining how it intends to regain compliance. If the plan is accepted, the Company can be granted up to 180 calendar days from April 26, 2016 to evidence compliance. There can be no guarantee that the Company will be able to regain compliance with the Equity Rule or that its plan will be accepted by Nasdaq.

Results of Operations

We have three operating segments 1) Clinical Laboratory Operations, 2) Supportive Software Solutions, and 3) Decision Support and Informatics Operations. We present our discussion of results of operations by segment below.

Three months ended March 31, 2016 compared to three months ended March 31, 2015

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Three Months Ended March 31,
	2016	2015	Change	%
Financial Results:
Net revenues	$1,465,137	$13,499,803	$(12,034,666)	-89.1%
Operating expenses:
Direct costs of revenue	454,279	4,027,561	(3,573,282)	-88.7%
General and administrative	2,490,181	2,777,275	(287,094)	-10.3%
Sales and marketing expenses	590,116	1,182,221	(592,105)	-50.1%
Impairment of goodwill and intangible assets	–	–	–	NM
Depreciation and amortization	581,101	447,325	133,776	29.9%

(Loss) income from operations	$(2,650,540)	$5,065,421	$(7,715,961)	-152.3%

Key Operating Measures - Revenues:
Insured tests performed	60,857	415,573	(354,716)	-85.4%
Revenue per insured test	$24.08	$32.48	$(8.41)	-25.9%
Revenue recognition percent of gross billings	20.0%	28.0%	-8.0%

Key Operating Measures - Direct Costs:
Total samples processed	5,580	20,600	(15,020)	-72.9%
Direct costs per sample	$81.41	$195.51	$(114.10)	-58.4%

The decline in net revenues related primarily to (a) a decrease in the net recovery rate of revenues from 28% of gross billings to insurance carriers to 20% of gross billings to insurance carriers and (b) the 85.4% decline in insured test volume. The decrease in the net recovery rate resulted in a decrease in net revenues of $3.9 million. The decrease in insured test volume resulted in a decrease in net revenues of $8.2 million.

The decline in direct costs of revenue resulted from (a) the transition of a significant portion of our testing from external reference labs to internal processing, resulting in a 58.4% decrease in direct costs per sample and (b) the 72.9% decline in total samples processed. The decline in direct cost per sample resulted in a $0.6 million decrease in direct costs of revenues while the decline in total samples processed resulted in a $2.9 million decrease in direct costs of revenues.

The decline in general and administrative costs resulted primarily from a decrease in the amounts charged by our Supportive Software Solutions group to our Clinical Laboratory Operations group for services provided.

The decline in sales and marketing expenses related primarily to the decline in commissionable collections related to the decline in net revenues.

The increase in depreciation and amortization relates primarily to the expansion of our Riviera Beach, Florida laboratory and improvements required to transition a significant portion of our testing from external reference labs to internal processing.

The following table presents key financial metrics for our Supportive Software Solutions segment:

	Three Months Ended March 31,
	2016	2015	Change	%
Net revenues	$526,374	$533,087	$(6,713)	-1.3%
Operating expenses:
Direct costs of revenue	83,973	3,712	80,261	2162.2%
General and administrative	1,590,001	1,727,008	(137,007)	-7.9%
Bad debt	1,285	–	1,285	NM
Depreciation and amortization	164,428	160,356	4,072	2.5%

Loss from operations	$(1,313,313)	$(1,357,989)	$44,676	-3.3%

The 1.3% decrease in net revenues from 2015 relates primarily to a $0.1 million decline in the amounts charged by our Supportive Software Solutions group to our Clinical Laboratory Operations group for services provided, partially offset by revenues generated from the launch of our electronic health records product, Medical Mime, into the rehab sector in the fourth quarter of 2015.

The decrease in general and administrative expenses relates primarily to movement of a significant portion of our development activities from contracted labor to internal personnel.

The increase in depreciation and amortization relates primarily to the purchase of additional technology assets required to support the launch of our electronic health records product into the rehab sector and for support of general corporate requirements.

The following table presents key financial metrics for our Decision Support and Informatics Operations segment:

	Three Months Ended March 31,
	2016	2015	Change	%
Net revenues	$183,650	$–	$183,650	NM
Operating expenses:
Direct costs of revenue	25,948	–	25,948	NM
General and administrative	218,650	–	218,650	NM
Sales and marketing expenses	283,323	–	283,323	NM
Engineering	522,768	–	522,768	NM
Depreciation and amortization	14,527	–	14,527	NM

Loss from operations	$(881,566)	$–	$(881,566)	NM

All changes versus the prior year relate to the acquisition of CollabRx, Inc. in November 2015 and the resulting creation of the Decision Support and Informatics Operations segment.

The following table presents key financial metrics for our Corporate group:

	Three Months Ended March 31,
	2016	2015	Change	%
Operating expenses:
General and administrative	$1,951,562	$1,519,759	$431,803	28.4%
Depreciation and amortization	875	1,358	(483)	-35.6%

Loss from operations	$(1,952,437)	$(1,521,117)	$(431,320)	28.4%

The increase in general and administrative costs relates primarily to the expansion of our management team.

The following table presents consolidating operating income and other income and expense items for the Company:

	Three Months Ended March 31,
	2016	2015	Change	%
Income (loss) from operations:
Clinical Laboratory Operations	$(2,650,540)	$5,065,421	$(7,715,961)	-152.3%
Supportive Software Solutions	(1,313,313)	(1,357,989)	44,676	-3.3%
Decision Support and Informatics Operations	(881,566)	–	(881,566)	NM
Corporate	(1,952,437)	(1,521,117)	(431,320)	28.4%
Eliminations	33,660	28,246	5,414	19.2%

(Loss) income from operations	(6,764,196)	2,214,561	(8,978,757)	-405.4%

Interest expense	(1,013,413)	(505,101)	(508,312)	100.6%
Other income	3,533,598	275,049	3,258,549	1184.7%

(Loss) income before income taxes	(4,244,011)	1,984,509	(6,228,520)	-313.9%

Income tax (benefit) expense	–	977,500	(977,500)	-100.0%

Net (loss) income	$(4,244,011)	$1,007,009	$(5,251,020)	-521.4%

The increase in interest expense relates primarily to increased borrowings in the first quarter of 2016 and an increase of $0.5 million in non-cash amortization of debt discounts.

Other income relates to items that are generally non-recurring in nature. Therefore, inter-period comparisons are not meaningful. For the three months ended March 31, 2016, other income was comprised of a $3.4 million unrealized gain on derivative instruments related to the change in valuation associated with our various floating price convertible debt instruments and warrants. For the three months ended March 31, 2015, other income was comprised of a $0.3 million gain on a legal settlement.

For the three months ended March 31, 2016, our effective tax rate was 0.0% versus 49.3% for the same period of 2015. The decrease in our effective tax rate relates primarily to of a 100% valuation allowance against our net deferred tax assets in the first quarter of 2016.

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

For the three months ended March 31, 2016 and 2015, we funded our operations primarily through borrowings from third parties. Our principal use of funds during the three months ended March 31, 2016 and 2015 has been for operating activities, payments on borrowings, additions to property and equipment, dividends to former Medytox Preferred B shareholders (during the three months ended March 31, 2015) and general corporate expenses. Management believes that based on the current level of operations, cash flow from operations and financing activities, the Company will have to secure additional funding in order to have sufficient liquidity to fund anticipated expenses, tax obligations and other commitments for the next twelve months.

Liquidity and Capital Resources during the three months ended March 31, 2016 and 2015

The following table presents our capital resources as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015	Change
Cash	$4,900,806	$8,833,230	$(3,932,424)
Working capital	$(3,017,985)	$4,218,687	$(7,236,672)
Total debt	$12,342,015	$8,306,817	$4,035,198
Total equity	$(5,428,500)	$(1,193,799)	$(4,234,701)

The following table presents the major sources and uses of cash for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
Cash used in operations	$(6,990,241)	$(3,792,233)	$(3,198,008)
Cash used in investing activities	(19,002)	(213,142)	194,140
Cash provided by financing activities	3,076,819	2,249,634	827,185

Net change in cash	$(3,932,424)	$(1,755,741)	$(2,176,683)

The increase in cash used in operations from the three months ended March 31, 2015 the three months ended March 31, 2015 is presented in the following table:

	Three Months Ended March 31,
	2016	2015	Change
Net (loss) income	$(4,244,011)	$1,007,009	$(5,251,020)
Non-cash adjustments to income	(2,006,347)	7,476,235	(9,482,582)
Change in accounts receivable	1,096,357	(12,843,394)	13,939,751
Change in accounts payable and accrued expenses	(1,608,362)	117,405	(1,725,767)
Change in income tax assets and liabilities	(101,015)	506,669	(607,684)
Change in other assets and liabilities	(126,863)	(56,157)	(70,706)

Cash from operations	$(6,990,241)	$(3,792,233)	$(3,198,008)

The decline in net income is discussed in results of operations above. The decrease in non-cash adjustments to revenue relates primarily to a $6.5 million decrease in allowances for bad debts.

The improvement in accounts receivable performance relates primarily to a decrease of $6.5 million in allowance for bad debts as well as improved collections versus revenues in the three months ended March 31, 2016 versus the same period of 2015.

The deterioration of accounts payable performance relates primarily to catch-up payments on accounts payable that were outstanding at December 31, 2015, versus little such activity in the three months ended March 31, 2015.

The minimal change in income tax assets and liabilities for the three months ended March 31, 2016 relates to the accrual of a 100% valuation allowance on our net deferred tax assets.

The decrease in capital expenditures relates primarily to the completion of the build out of our Riviera Beach, Florida laboratory in 2015.

The increase in cash from financing activities relates primarily to the placement of a $5,000,000 note payable relating to the prepaid forward purchase contract during the three months ended March 31, 2016. For a description of our various debt instruments and specific transactions, see Note 4 – Notes Payable to the Condensed Consolidated Financial Statements.

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

In order to support the Company’s continued operation, the Company received $5,000,000 from pledging certain of its accounts receivable as collateral to a prepaid forward purchase contract. The Company is also entitled to $2,516,028 in income tax refunds, the claim for which was filed with the IRS in early April 2016. There can be no assurance as to the timing of the receipt of the income tax refunds for which the Company has filed.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements as of and for the year ended December 31, 2015, included in our Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (“SEC”) on May 17, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. In connection with such evaluation, management concluded that the material weakness in internal control over financial reporting identified in our Form 10-K for the year ended December 31, 2015 continued to exist, and as such our disclosure controls and procedures were not effective as of March 31, 2016. Insufficient staffing and accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions. The Company is in the process of taking the following steps to remediate the material weakness: (i) increasing the staffing of its internal accounting department, (ii) engaging outside independent consultants to assist in the analysis of complex accounting transactions, and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department and outside independent consultants.

Notwithstanding such material weakness, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods and dates presented.

(b)	Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

In February 2016, the Company received notice that the Internal Revenue Service had placed a lien against Medytox Solutions, Inc. and its subsidiaries relating to unpaid 2014 taxes due, plus penalties and interest, totaling $4,964,020. The Company paid $100,000 toward its 2014 tax liability in March 2016. The Company filed its 2015 Federal tax return on March 15, 2016. The 2015 return and the accompanying election to carryback the reported net operating losses should permit the Company to have the lien lifted.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 8, 2016, the Company issued 13,300 shares of Common Stock, $0.01 par value, to a consultant for services rendered.

On March 14, 2016, the Company issued 256,666 shares of Common Stock, $0.01 par value, to its financial adviser in connection with the consummation of the Merger.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit 10.1	Consulting Agreement, dated August 1, 2015, between Medytox Solutions, Inc. and Monarch Capital, LLC
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Link base Document
Exhibit 101.DEF	XBRL Definition Link base Document
Exhibit 101.LAB	XBRL Label Link base Document
Exhibit 101.PRE	XBRL Presentation Link base Document

____________________

*Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENNOVA HEALTH, INC.

Date: May 17, 2016	By: /s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2016	By: /s/ Jason P. Adams
Jason P. Adams
Chief Financial Officer (Principal Financial Officer)

