Form 10-Q
period 2016-06-30
Rennova Health, Inc.
filed 2016-08-16
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 10, 2016, the registrant had 42,351,400 shares of its Common Stock, $0.01 par value, outstanding.

RENNOVA HEALTH, INC.

FORM 10-Q

June 30, 2016

RENNOVA HEALTH, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$485,241	$8,833,230
Accounts receivable, net	7,849,283	8,149,484
Prepaid expenses and other current assets	1,506,204	1,193,077
Income tax refunds receivable	2,516,042	2,415,013
Total current assets	12,356,770	20,590,804

Property and equipment, net	5,760,694	7,148,295
Deposits	235,184	232,774

Total assets	$18,352,648	$27,971,873

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable (includes related parties)	$3,775,440	$4,360,035
Accrued expenses	3,116,378	5,285,455
Current portion of notes payable	7,546,335	269,031
Current portion of notes payable, related party	5,112,990	5,133,888
Current portion of capital lease obligations	658,633	1,323,708

Total current liabilities	20,209,776	16,372,117

Other liabilities:
Notes payable, net of current portion	910,422	2,903,898
Capital lease obligations, net of current portion	2,394,172	2,394,171
Other non-current liabilities	2,031,821	–
Derivative liabilities	3,743,777	7,495,486

Total liabilities	29,289,968	29,165,672

Commitments and contingencies

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.01 par value, 5,000 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015	50	50
Series C preferred stock, $0.01 par value, 10,350 shares authorized, 8,740 and 9,000 shares issued and outstanding at June 30, 2016 and December 31, 2015	87	90
Series E preferred stock, $0.01 par value, 45,000 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015	450	450
Common stock, $0.01 par value, 500,000,000 shares authorized, 14,886,331 shares issued and outstanding at June 30, 2016, 50,000,000 shares authorized, 14,651,837 shares issued and outstanding at December 31, 2015	148,863	143,951
Additional paid-in-capital	27,046,509	26,688,837
Accumulated deficit	(38,133,279)	(28,027,177)
Total stockholders' deficit	(10,937,320)	(1,193,799)

Total liabilities and stockholders' deficit	$18,352,648	$27,971,873

See accompanying notes to condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net Revenues	$3,053,712	$9,381,651	$4,932,525	$23,030,433

Operating expenses:
Direct costs of revenue	390,103	2,668,357	954,303	6,699,631
General and administrative	5,894,327	9,396,040	11,848,373	15,035,973
Sales and marketing expenses	590,271	1,139,567	1,463,711	2,321,788
Engineering	567,409	–	1,090,177	–
Bad debt	100	99,754	1,385	99,754
Depreciation and amortization	701,687	669,641	1,428,957	1,250,434
Total operating expenses	8,143,897	13,973,359	16,786,906	25,407,580

Loss from operations	(5,090,185)	(4,591,708)	(11,854,381)	(2,377,147)

Other income (expense):
Other income	2	2	100,012	23
Change in fair value of derivative instruments	1,293,072	–	4,726,660	–
(Loss) gain on legal settlement	(17,652)	–	(17,652)	275,028
Interest expense	(2,047,328)	(542,442)	(3,060,741)	(1,047,543)
Total other (expense) income	(771,906)	(542,440)	1,748,279	(772,492)

Loss before income taxes	(5,862,091)	(5,134,148)	(10,106,102)	(3,149,639)

(Benefit) provision for income taxes	–	(878,700)	–	98,800

Net loss	(5,862,091)	(4,255,448)	(10,106,102)	(3,248,439)

Preferred stock dividends	–	797,344	–	1,320,394

Net loss attributable to common stockholders	$(5,862,091)	$(5,052,792)	$(10,106,102)	$(4,568,833)

Net loss per common share:
Basic and diluted	$(0.40)	$(0.42)	$(0.69)	$(0.38)

Weighted average number of common shares outstanding during the period:
Basic and diluted	14,777,036	12,012,282	14,753,283	11,902,415

See accompanying notes to condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

	Preferred Stock										Additional		Total
	Series B		Series C		Series E		Total		Common Stock		paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Earnings	Deficit
Balance at December 31, 2015	5,000	$50	9,000	$90	45,000	$450	59,000	$590	14,651,837	$143,951	$26,688,837	$(28,027,177)	$(1,193,799)
Conversion of Series C Preferred shares into common stock	–	–	(260)	(3)	–	–	–	(3)	167,743	4,244	(4,241)	–	–
Cashless exercise of warrants	–	–	–	–	–	–	–	–	43,809	438	(438)	–	–
Shares issued in adjustment of prior conversion of preferred stock	–	–	–	–	–	–	–	–	50,606	506	(506)	–	–
Common shares cancelled	–	–	–	–	–	–	–	–	(40,964)	(410)	410	–	–
Issuance of shares for services	–	–	–	–	–	–	–	–	13,300	133	9,177	–	9,310
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	353,271	–	353,271
Net loss	–	–	–	–	–	–	–	–	–	–	–	(10,106,102)	(10,106,102)
Balance at June 30, 2016	5,000	$50	8,740	$87	45,000	$450	59,000	$587	14,886,331	$148,863	$27,046,509	$(38,133,279)	$(10,937,320)

See accompanying notes to condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows provided by (used in) operating activities:
Net loss	$(10,106,102)	$(3,248,439)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,428,957	1,250,434
Non-cash gain on derivative instruments	(4,726,660)	–
Stock issued for services	9,310	2,400,000
Stock-based compensation	353,271	669,421
Bad debts	1,385	10,416,953
Accretion of beneficial conversion feature and debt discount	2,087,881	684,329
Gain on extinguishment of debt	(100,000)	–
Gain on legal settlement	–	(275,028)
Changes in operating assets and liabilities:
Accounts receivable	298,816	(15,424,348)
Prepaid expenses and other current assets	(313,127)	(401,961)
Security deposits	(2,410)	(41,057)
Accounts payable	(584,595)	528,318
Accrued expenses	(137,256)	1,355,035
Income tax assets and liabilities	(101,029)	(548,231)
Deferred tax assets and liabilities	–	76,200
Net cash used in operating activities	(11,891,559)	(2,558,374)

Cash flows used in investing activities:
Purchase of property and equipment	(41,356)	(324,750)
Net cash used in investing activities	(41,356)	(324,750)

Cash flows provided by (used in) financing activities:
Dividends on Series B preferred stock	–	(1,320,394)
Proceeds from issuance of notes payable, related party	3,000,000	3,030,000
Proceeds from issuance of notes payable	5,000,000	–
Payments on notes payable, related party	(5,250,000)	(57,500)
Payments on capital lease obligations	(665,074)	(474,305)
Proceeds from issuance of related party advances	3,165,000	–
Payments on related party advances	(1,665,000)	–
Net cash provided by financing activities	3,584,926	1,177,801

Net decrease in cash	(8,347,989)	(1,705,323)
Cash at beginning of period	8,833,230	2,406,246
Cash at end of period	$485,241	$700,923

See accompanying notes to condensed consolidated financial statements.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization and Basis of Presentation

Rennova Health, Inc. (“Rennova”), together with its subsidiaries (the “Company”, “we”, “us” or “our”), is a vertically integrated provider of healthcare related products and services. The Company’s principal lines of business are (i) clinical laboratory operations, (ii) supportive software solutions, which includes Electronic Health Records (“EHR”), Medical Billing Services and Laboratory Information Services (“LIS”) and (iii) decision support and informatics operations.

Merger between the Company and Medytox Solutions, Inc.

On November 2, 2015, pursuant to the terms of the Agreement and Plan of Merger, dated as of April 15, 2015, by and among the Company, CollabRx Merger Sub, Inc. (“Merger Sub”), a direct wholly-owned subsidiary of the Company formed for the purpose of the merger, and Medytox Solutions, Inc. (“Medytox”), Merger Sub merged with and into Medytox, with Medytox as the surviving company and a direct, wholly-owned subsidiary of the Company (the “Merger”). Prior to closing, the Company amended its certificate of incorporation to effect a 1-for-10 reverse stock split and to change its name from CollabRx, Inc. to Rennova Health, Inc. In connection with the Merger, (i) each share of common stock of Medytox was converted into the right to receive approximately 0.4096 shares of common stock of the Company, (ii) each share of Series B Preferred Stock of Medytox was converted into the right to receive one share of Series B Convertible Preferred Stock of the Company, and (iii) each share of Series E Convertible Preferred Stock of Medytox was converted into the right to receive one share of Series E Convertible Preferred Stock of the Company.

Holders of Company equity prior to the closing of the Merger (including all outstanding Company common stock and all restricted stock units, options and warrants exercisable for shares of Company common stock) held approximately 10% of the Company's common stock immediately following the closing of the Merger, and holders of Medytox equity prior to the closing of the Merger (including all outstanding Medytox common stock and all outstanding options exercisable for shares of Medytox common stock, but less certain options that were cancelled upon the closing pursuant to agreements between Medytox and such optionees) held approximately 90% of the Company's common stock immediately following the closing of the Merger, in each case on a fully diluted basis, provided, however, outstanding shares of the newly designated Series B Convertible Preferred Stock and Series E Convertible Preferred Stock, certain outstanding convertible promissory notes exercisable for Company common stock after the closing and certain option grants expected to be made following the closing of the Merger are excluded from such ownership percentages. The Merger resulted in a change in control of the Company, and as a result this transaction was accounted for as a reverse merger and recapitalization in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and, as such, the financial statements presented prior to November 2, 2015 are those of Medytox and the financial statements presented after November 2, 2015 reflect the operations of the combined company. All common share amounts prior to November 2, 2015 have been retroactively restated to reflect the 1-for-10 reverse stock split and the conversion ratio of Medytox common stock to common stock of the Company as a result of the Merger.

On November 3, 2015, the common stock of Rennova Health, Inc. commenced trading on the Nasdaq Capital Market under the symbol “RNVA.” Prior to that date, the Company’s common stock was listed on the NASDAQ Capital Market under the symbol “CLRX.” Immediately after the consummation of the Merger, the Company had 13,750,010 shares of common stock, 5,000 shares of Series B Convertible Preferred Stock and 45,000 shares of Series E Convertible Preferred Stock issued and outstanding.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the 2015 audited annual financial statements included in the Company’s Annual Report on Form 10-K/A, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 17, 2016. These condensed consolidated interim financial statements have been prepared in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC, and therefore omit or condense certain footnotes and other information normally included in consolidated interim financial statements prepared in accordance with U.S. GAAP. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods reported herein. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

During the three and six months ended June 30, 2016 and 2015, comprehensive loss was equal to the net loss amounts presented in the accompanying condensed consolidated statements of operations. In addition, certain prior year balances have been reclassified to conform to the current presentation.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has recently accumulated significant losses and has negative cash flows from operations, and at June 30, 2016 had a working capital deficit and stockholders’ deficit of $7.9 million and $10.9 million, respectively, which raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions which raise substantial doubt about the Company’s ability to continue as a going concern are as follows:

The Company is currently executing on a plan of action to increase the volume of samples processed by its laboratories and to increase the number of customers for its supportive software solutions. In addition, the Company has undertaken additional cost saving measures, including personnel reductions and a reorganization of the Company’s sales force under the direction of the new Chief Executive Officer of the Company’s Medytox Medical, Marketing & Sales, Inc. subsidiary. No conclusion can be drawn at this time about the ultimate efficacy of these plans of action.

In order to support the Company’s continued operations and enhance its working capital position, two financings were completed. On March 31, 2016, the Company received proceeds of $5.0 million from pledging certain of its accounts receivable as collateral to a prepaid forward purchase contract (see note 4). On July 19, 2016, the Company closed a public offering of its equity securities and received net proceeds of approximately $7.3 million (see note 12). In addition, the Company is entitled to $2.5 million in income tax refunds, the claim for which was filed with the IRS in early April 2016. There can be no assurance as to the timing of the receipt of the income tax refunds for which the Company has filed.

There can be no assurance that the Company will be able to achieve its business plans, raise any additional capital or secure additional financing, if necessary, to achieve its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraphs and eventually regain profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 – Accounts Receivable

Accounts receivable at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015

Accounts receivable - clinical laboratory operations	$100,532,443	$105,332,339
Accounts receivable - supportive software solutions	772,033	569,351

Total accounts receivable	101,304,476	105,901,690
Less:
Allowance for discounts	(93,280,117)	(97,577,130)
Allowance for bad debts	(175,076)	(175,076)

Accounts receivable, net	$7,849,283	$8,149,484

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Property and Equipment

Property and equipment at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015

Medical equipment	$922,551	$991,903
Equipment	577,316	547,555
Equipment under capital leases	5,663,333	5,663,332
Furniture	562,117	560,400
Leasehold improvements	1,776,957	1,760,125
Vehicles	196,534	196,534
Computer equipment	757,425	661,234
Software	1,845,054	1,878,848
	12,301,287	12,259,931
Less accumulated depreciation	(6,540,593)	(5,111,636)
Property and equipment, net	$5,760,694	$7,148,295

Depreciation expense on property and equipment was $0.7 million for the three months ended June 30, 2016 and 2015, and $1.4 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively. Management periodically reviews the valuation of long-lived assets, including property and equipment, for potential impairment. Management did not recognize any impairment of these assets during the three and six months ending June 30, 2016 and 2015.

Note 4 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At June 30, 2016 and December 31, 2015, notes payable consisted of the following:

Notes Payable – Third Parties

	June 30, 2016	December 31, 2015
Loan payable under prepaid forward purchase contract	$5,000,000	$–

Loan payable to TCA Global Master Fund, LP in the principal amount of $3,000,000 at 16% interest, with interest only payments through September 11, 2016 (the "TCA Debenture"). Principal and interest payments due monthly from October 11, 2016 through September 11, 2017.	3,000,000	3,000,000

Note payable to CommerceNet in the original principal amount of $250,000, bearing interest at 6% per annum. Principal and interest payments are made annually from July 12, 2015 through July 12, 2017	170,806	170,806

Note payable to Jay Tenenbaum in the original principal amount of $250,000, bearing interest at 6% per annum. Principal and interest payments are made annually from July 12, 2015 through July 12, 2017	170,806	170,806

Loan payable to former shareholder of Epinex Diagnostics Laboratories, Inc. in the original principal amount of $400,000, at 0% interest, with principal payments due in periodic installments of $100,000 from November 26, 2014 through February 26, 2016 (the "Epinex Note")	–	100,000

Unamortized discount on TCA Note	(305,188)	(453,025)
Unamortized discount on Epinex Note	–	(1,775)
Derivative liability associated with the TCA Note, at fair value	420,333	186,117
	8,456,757	3,172,929
Less current portion	(7,546,335)	(269,031)
Notes payable - third parties, net of current portion	910,422	2,903,898

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract whereby the Company received consideration in the amount of $5.0 million. The receivables had an estimated collectable value of $8.7 million which had been adjusted down to approximately $4.3 million on the Company’s balance sheet as of March 31, 2016. As of June 30, 2016, the carrying value of these receivables was $1.5 million. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $0.5 million, (ii) all payments recovered from the accounts receivable up to $5.25 million, if paid in full within six months, or $5.5 million, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty has not been paid $6.0 million, the Company is required to pay the difference. Christopher Diamantis, a director of the Company, guaranteed the Company's payment obligation of up to $6.0 million. For providing the guarantee, and to the extent that the counterparty receives amounts payable under clause (ii) above exceeding $5.0 million, Mr. Diamantis will be paid a fee by the counterparty equal to the amount by which the amount received under clause (ii) above exceeds $5.0 million ($250,000 or $500,000, depending on the timing of payment).

The Company is currently negotiating with Jay Tenenbaum and CommerceNet to exchange their notes for equity securities of the Company. In connection with such negotiations, the Company did not make the principal payments that were due on July 12, 2016. As a result, the entire amounts outstanding as of June 30, 2016 are reflected in current liabilities in the accompanying consolidated financial statements. No assurance can be given that an exchange will be consummated on terms that are acceptable to the Company, or at all.

Notes Payable – Related Parties

	June 30, 2016	December 31, 2015
Convertible debenture dated December 31, 2014 which bears interest at 10% per annum and is due December 31, 2016 (the "D&D Debenture"). The note provides the lender, D&D Funding II, LLC, the option to convert the note into the Company's common stock at a 25% discount to the average trading price (as defined in the note agreement) for ten consecutive trading days prior to the conversion date	$750,000	$3,000,000

Loan payable to Alcimede, LLC, bearing interest at 6% per annum, with all principal and interest due on February 2, 2017	500,000	500,000

Loan payable to Christopher Diamantis	2,700,000	1,600,000

Loan payable to Thomas Mendolia	400,000	–

Unamortized discount on D&D Debenture	(297,843)	(2,236,112)
Derivative liabilities associated with the D&D Debenture, at fair value	1,060,833	2,270,000
Current portion of notes payable, related parties	5,112,990	5,133,888

On December 31, 2014, the Company borrowed $3.0 million from D&D Funding II, LLC (“D&D”) and issued the D&D Debenture. Christopher Diamantis, a director of the Company, is the manager and 50% owner of D&D. In January 2016, the Company temporarily repaid the $3.0 million due under the D&D Debenture. In addition to the principal amount, the Company paid $0.3 million in cash for interest for 2015. In March 2016, the Company re-borrowed 100% of the principal amount repaid in January 2016, and repaid $2.25 million in April 2016 using the proceeds from the accounts receivable pledge agreement described above, leaving an outstanding balance on the D&D Debenture of $750,000 as of June 30, 2016, all of which was repaid in July 2016. The D&D Debenture was convertible into the Company’s Common Stock at a 25% discount to the trailing ten-day average closing price at any time prior to the repayment. In the event of conversion, the holder of the D&D Debenture was also entitled to receive a number of warrants to purchase the Company’s Common Stock equal to the number of shares issued upon conversion with exercise prices equal to the trailing ten-day average closing price of our Common Stock. These two features are derivative instruments that are re-valued quarterly and are reflected in the table above. As a result of the partial repayment of the D&D Debenture in April 2016, a pro rata portion of the associated derivative liability was reclassified into stockholders’ equity.

In the fourth quarter of 2015, the Company borrowed $1.6 million from Mr. Diamantis, which was due January 7, 2016. In January 2016, the Company repaid the $1.6 million due Mr. Diamantis, along with $0.1 million in cash for interest. In May and June of 2016, the Company received additional short-term advances from Mr. Diamantis aggregating to $2.7 million, all of which was repaid in July 2016. In connection with these advances, the Company agreed to pay Mr. Diamantis interest in the amount of $0.5 million, which was paid in August 2016 through the issuance of shares of the Company’s common stock and warrants to purchase shares of common stock (see note 12).

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In the second quarter of 2016, the Company received short-term advances from Thomas Mendolia, a principal stockholder of the Company, in the amount of $415,000, $15,000 of which was repaid during the period.

On February 3, 2015, the Company borrowed $3.0 million from Alcimede LLC (“Alcimede”). Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede. The note has an interest rate of 6% and was originally due on February 2, 2016. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase one million shares of the Company’s common stock at an exercise price of $2.50 per share. The loan outstanding was reduced in satisfaction of the aggregate exercise price of $2.5 million, and the remaining principal balance due on the loan as of June 30, 2016 is $0.5 million. In August 2016, a portion of this amount was repaid by the Company through the issuance of shares of common stock (see note 12). In February 2016, Alcimede agreed to extend the maturity date of the loan to February 2, 2017.

Note 5 – Related Party Transactions

In addition to the transactions discussed in note 4 and note 12, the Company had the following related party transactions during the six months ended June 30, 2016 and 2015:

Alcimede billed the Company $0.3 million for consulting fees pursuant to a consulting agreement for each of the six months ended June 30, 2016 and 2015.

During the second quarter of 2016, the Company received a short-term advance from Jason Adams, the Company’s Chief Financial Officer, in the amount of $50,000, all of which was repaid during the quarter.

On August 1, 2015, Medytox entered into a non-exclusive consulting agreement with Monarch Capital, LLC ("Monarch"). Michael Goldberg, at the time a director of Medytox and currently a director of the Company, is the Managing Director of Monarch. Under this agreement, Monarch provides business and financial advice. The term of the agreement is through August 31, 2016, and is subject to automatic renewal for an additional one year unless Medytox provides the consultant with 180 days’ prior written notice of its intent not to renew. Monarch billed the Company $0.1 million for consulting fees pursuant to this agreement for the six months ended June 30, 2016.

On June 30, 2015, the Company issued 200,000 shares of common stock to SS International Consulting Ltd., of which a former director of the Company is the sole manager, pursuant to a consulting contract.

The foregoing transactions were completed at arm’s length at values commensurate with those of independent third parties.

Note 6 – Capital Lease Obligations

The Company leases various assets under capital leases expiring through 2020 as follows:

	June 30,	December 31,
	2016	2015

Medical equipment	$5,663,333	$5,663,332
Less accumulated depreciation	(2,772,173)	(2,093,920)

Net	$2,891,160	$3,569,412

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Aggregate future minimum rentals under capital leases are as follows:

December 31,
2016	$775,918
2017	1,432,542
2018	845,330
2019	217,412
2020	32,611
Total	3,303,813

Less interest	251,008
Present value of minimum lease payments	3,052,805

Less current portion of capital lease obligations	658,633
Capital lease obligations, net of current portion	$2,394,172

Note 7 – Stockholders’ Equity

Preferred Stock

During the six months ended June 30, 2015, the former Medytox Series B preferred shareholders earned dividends totaling $1.3 million. At June 30, 2016 and December 31, 2015, accrued dividends of $1.7 million and $2.1 million, respectively, were included in accrued expenses. In conjunction with the Merger, all outstanding Medytox Series B preferred shares were cancelled in connection with the Merger in exchange for shares of Rennova Series B Convertible Preferred Stock, which are not entitled to receive dividends unless dividends are declared on the Company’s common stock.

During the six months ended June 30, 2016, Series C preferred shareholders converted a total of 260 shares of Series C Preferred Stock into 167,743 shares of common stock.

Common Stock

On March 9, 2016, the Company filed an amendment to its certificate of incorporation to increase the number of shares of common stock that the Company is authorized to issue from 50 million to 500 million. During the six months ended June 30, 2016, the Company issued an aggregate of 13,300 shares of its common stock to a consultant for services. The Company recognized $9,310 in compensation costs associated with these issuances. Also during the six months ended June 30, 2016, the Company issued 43,809 shares of common stock for the cashless exercise of outstanding warrants, issued 50,606 shares of common stock as an adjustment to previously converted preferred stock and cancelled 40,964 shares of common stock previously issued to an employee. During the six months ended June 30, 2015, the Company recognized $2.8 million in compensation expense related to the issuance of Medytox common stock to employees and consultants.

Stock Options

The Company currently maintains and sponsors the Tegal Corporation 2007 Incentive Award Plan (the “2007 Equity Plan”). Tegal Corporation is the predecessor entity to CollabRx. The 2007 Equity Plan, as amended, provides for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. On May 2, 2016, the Company granted options to employees, directors and consultants to purchase an aggregate of 15,643,000 shares of the Company’s common stock under the 2007 Equity Plan. The Company recorded compensation expense in the amount of $0.4 million during the three and six months ended June 30, 2016 in connection with these grants. During the six months ended June 30, 2015, the Company recorded approximately $269,000 of compensation expense related to outstanding options to purchase Medytox common stock. These amounts are reflected in General and administrative expenses in the accompanying consolidated statements of operations. The following table summarizes the Company’s stock option activity for the six months ended June 30, 2016:

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Number of options	Weighted average exercise price
Balance at December 31, 2015	1,600,674	$7.73
Options granted during the period	15,643,000	$5.16
Options exercised during the period	–	$–
Options forfeited during the period	–	$–
Options expired during the period	–	$–
Options outstanding at June 30, 2016	17,243,674	$5.40
Options exercisable at June 30, 2016	13,823,674	$6.48

The Company’s stock options are measured at fair value on the date of grant, and compensation expense is recorded over the requisite service period. The options granted during the six months ended June 30, 2016 were valued using a binomial option-pricing model using the following assumptions:

Expected term	9.89	years
Expected volatility	168%
Risk free interest rate	1.88%
Dividend yield	0%

As of June 30, 2016, the Company had approximately $0.3 million of unrecognized compensation cost related to stock options granted under the Company’s 2007 Equity Plan, which is expected to be recognized over a weighted-average period of 1.36 years.

Basic and Diluted Loss per Share

Basic loss per share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For the three and six months ended June 30, 2016 and 2015, basic loss per share is the same as diluted loss per share.

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2016 and 2015, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	June 30,	June 30,
	2016	2015

Stock options outstanding	17,243,674	9,771,908
Warrants outstanding	6,834,569	–
Convertible debt	6,915,626	409,638
Convertible preferred stock	11,948,047	72,711

	42,941,916	10,254,256

Note 8 – Income Taxes

The Company recognized no income tax expense or benefit for the six months ended June 30, 2016. The Company recognized income tax expense of $98,800 for the six months ended June 30, 2015. The Company’s effective income tax rate for the six months ended June 30, 2016 and 2015 were 0.0% and (3.1)%, respectively. Changes to the effective tax rates relate primarily to the recognition of a valuation allowance on 100% of net deferred tax assets for the six months ended June 30, 2016.

The Company applies a “more likely than not” threshold to the recognition and nonrecognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions as of June 30, 2016 or December 31, 2015. The Company recognizes interest and/or penalties related to income tax matters in income tax expense and in income taxes payable.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The table below presents a reconciliation of statutory income tax rates to our effective rates:

	Six Months Ended June 30,
	2016	2015

Expected federal income tax at statutory rate	35.0%	34.0%
State income taxes, net of federal deduction	2.1%	-0.2%
Permanent differences	-0.1%	-36.9%
Change in valuation allowance	-37.0%	0.0%

	0.0%	-3.1%

Note 9 – Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2016	2015
Cash paid for interest	$858,741	$136,028
Cash paid for income taxes	$–	$570,831

Non-cash investing and financing activities:
Exercise of stock options as reduction of notes payable, related party	$–	$(2,500,000)
Assets acquired through capital leases	$–	$1,046,126
Acquisition of noncontrolling interest in Biohealth Medical Laboratory, Inc.:
Deposits on acquisition	$–	$259,875
Goodwill	$–	$(138,871)
Noncontrolling interest	$–	$(121,004)

Note 10 – Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings related to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. The Company operates in a highly regulated industry which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company's financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims below.

The Company’s Epinex Diagnostics Laboratories, Inc. subsidiary had been sued in a California state court by two former employees who alleged that they were wrongfully terminated, as well as for a variety of unpaid wage claims. The parties entered into a settlement agreement of this matter on July 29, 2016, and the Company expects the settlement to be consummated in the third quarter of 2016. As a result of the settlement, the Company accrued approximately $0.2 million on its balance sheet as of June 30, 2016.

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

Potential De-Listing of the Company’s Stock

On March 16, 2016, the Company was notified by Nasdaq that the bid price of the Company's common stock closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Rule 5810(c)(3)(A), the Company has 180 calendar days, or until September 12, 2016, to regain compliance. If at any time before September 12, 2016, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will regain compliance with the Bid Price Rule. If the Company does not regain compliance by September 12, 2016, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the bid price requirement).

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 11 – Segment Information

Operating segments are defined under U.S. GAAP as components of an enterprise for which discrete financial information is available and are evaluated regularly by the enterprise’s chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in three reportable business segments:

•	Clinical Laboratory Operations, which specializes in providing urine and blood toxicology and pain medication testing to physicians, clinics and rehabilitation facilities in the United States.
•	Supportive Software Solutions, including EHR and medical billing and laboratory information management systems.
•	Decision Support and Informatics, which develops and markets medical information and clinical support products and services intended to set a standard for the clinical interpretation of genomics-based precision medicine.

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015. Selected financial information for the Company’s operating segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues - External
Clinical Laboratory Operations	$2,512,163	$8,924,951	$3,977,300	$22,424,754
Supportive Software Solutions	325,102	456,700	555,128	605,679
Decision Support and Informatics	216,447	–	400,097	–
	$3,053,712	$9,381,651	$4,932,525	$23,030,433
Net revenues - Inter Segment
Supportive Software Solutions	237,993	444,629	534,341	828,737
	$237,993	$444,629	$534,341	$828,737
Income (loss) from operations
Clinical Laboratory Operations	$(1,047,690)	$1,291,465	$(3,698,230)	$6,356,886
Supportive Software Solutions	(1,234,194)	(1,362,273)	(2,547,507)	(2,720,262)
Decision Support and Informatics	(675,714)	–	(1,557,280)	–
Corporate	(2,166,251)	(4,548,962)	(4,118,688)	(6,067,549)
Eliminations	33,664	28,062	67,324	53,778
	$(5,090,185)	$(4,591,708)	$(11,854,381)	$(2,377,147)
Depreciation and amortization
Clinical Laboratory Operations	$562,134	$521,024	$1,143,235	$968,349
Supportive Software Solutions	162,059	175,507	326,487	335,863
Decision Support and Informatics	10,283	–	24,810	–
Corporate	874	(26,890)	1,749	–
Eliminations	(33,663)	–	(67,324)	(53,778)
	$701,687	$669,641	$1,428,957	$1,250,434
Capital expenditures
Clinical Laboratory Operations	$14,473	$84,867	$31,358	$272,752
Supportive Software Solutions	7,881	26,741	9,998	51,998
	$22,354	$111,608	$41,356	$324,750

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	June 30, 2016	December 31, 2015
Total assets
Clinical Laboratory Operations	$13,578,567	$15,152,583
Supportive Software Solutions	2,605,016	2,896,473
Decision Support and Informatics	314,335	4,307,053
Corporate	4,716,237	12,711,284
Eliminations	(2,861,507)	(7,095,520)
	$18,352,648	$27,971,873

Note 12 – Subsequent Events

On July 17, 2016, the Company issued an aggregate of 583,335 shares of common stock to three of its executive officers as compensation. In addition, the Company granted 83,334 shares of restricted common stock to an employee which will vest over a period of six months from the date of grant and have yet to be issued. The foregoing grants were issued under the 2007 Equity Plan.

On July 11, 2016, the Company entered into Exchange Agreements with the holders of the Company’s Series C Convertible Preferred Stock and the holders of the Company’s 6,451,613 warrants to purchase shares of common stock issued December 30, 2015 (the “December 2015 Warrants”), to exchange such securities for shares of newly-authorized Series G Convertible Preferred Stock with a stated value of $1,000 per share (“Series G Preferred Stock”) and new warrants to purchase shares of common stock (the “Exchange”). The Exchange closed on July 19, 2016 in conjunction with the public offering discussed below, and the outstanding 8,740 shares of Series C Preferred Stock and the December 2015 Warrants were exchanged for 13,793 shares of Series G Preferred Stock and new warrants to purchase 10,249,517 shares of the Company’s common stock (the “Exchange Warrants”). On July 6, 2016, stockholders representing approximately 74% of the voting power of the Company approved the Exchange. The Exchange was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3 (a)(9) thereof based on the representations of the holders. No commission or other remuneration was paid or given directly or indirectly for soliciting the Exchange.

The Series G Preferred Stock is convertible into common stock at the stated value divided by $0.45. The exercise price of the Exchange Warrants is $0.45 per share. No gain or loss was recognized by the Company as result of the Exchange, however the Company did record a gain on the change in fair value of the December 2015 Warrants of $1.7 million in July 2016.

On July 19, 2016, the Company closed a public offering of its equity securities whereby the Company issued 19,115,000 shares of its common stock and warrants to purchase an additional 19,115,000 shares of its common stock and received net proceeds of approximately $7.3 million. In conjunction with this offering, the Company also issued an additional 303,633 warrants to cover over-allotments. The proceeds will be used for working capital and general corporate purposes, continued development of new diagnostics processes and methodologies, continued development, roll out and implementation of EHR and Revenue Cycle Management services, acquisitions and expansions of the Company’s business and the repayment of certain related party notes and advances.

Between July 19, 2016 and August 4, 2016, a total of 1,148 shares of Series G Preferred Stock were converted into 2,550,680 shares of common stock in accordance with the terms of the Series G Preferred Stock.

On July 19, 2016, the Company purchased all of the debt and equity interests in Genomas, Inc. (“Genomas”) held by Hartford Healthcare Corporation, consisting of 500,000 shares of Series A Preferred Stock of Genomas, 345,000 shares of Series B Preferred Stock of Genomas, an aggregate of approximately $1.5 million of Genomas notes payable to Hartford Healthcare Corporation and certain rights to and license participation in technology that is used by Genomas (the “Genomas Assets”). Genomas is a biomedical company that develops PhyzioType Systems for DNA-guided management and prescription of drugs used to treat mental illness, pain, heart disease, and diabetes. The purchase price for the Genomas Assets was $250,000 in cash. The Genomas preferred stock acquired in this transaction represents approximately 15% of the outstanding equity of Genomas.

In July 2016, the Company repaid the outstanding $750,000 balance on the D&D Debenture, and repaid the outstanding $2.7 million that was owed to Mr. Diamantis. Also in July 2016, the Company borrowed $350,000 from Aella, Ltd., a principal stockholder. This amount was repaid in the same month with a portion of the proceeds of the July 19, 2016 public offering.

In August 2016, the Company exchanged an aggregate of approximately $2.0 million of indebtedness and other obligations to various related parties for an aggregate of 5,211,080 shares of common stock and warrants to purchase 3,123,313 shares of the Company’s common stock. The warrants issued have an exercise price of $0.45 per share, are immediately exercisable and have a five-year term. The issuance of the shares of common stock and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of its business operations. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "potential," "estimate," "expect," "intend," "plan," or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-Q are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. Our actual results could differ materially from the forward-looking statements.

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

COMPANY OVERVIEW

On November 2, 2015, pursuant to the terms of the Agreement and Plan of Merger, dated as of April 15, 2015, by and among CollabRx, Inc. (“CollabRx”), CollabRx Merger Sub, Inc. (“Merger Sub”), a direct wholly-owned subsidiary of CollabRx formed for the purpose of the merger, and Medytox Solutions, Inc. (“Medytox”), Merger Sub merged with and into Medytox, with Medytox as the surviving company and a direct, wholly-owned subsidiary of CollabRx (the “Merger”). Prior to closing, the Company amended its certificate of incorporation to effect a 1-for-10 reverse stock split and to change its name to Rennova Health, Inc. In connection with the Merger, each share of common stock of Medytox was converted into the right to receive 0.4096 shares of common stock of the Company and each share of Series B Preferred Stock and Series E Preferred Stock of Medytox was converted into the right to receive one share of newly-authorized Series B Convertible Preferred Stock and Series E Preferred Stock, respectively, of the Company. The Merger resulted in a change in control of the Company, and as a result this transaction was accounted for as a reverse merger and recapitalization in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and, as such, the financial statements presented prior to November 2, 2015 are those of Medytox and the financial statements presented after November 2, 2015 reflect the operations of the combined company.

We are a provider of diagnostics and supportive software solutions to healthcare providers. Through continued research and development of our diagnostics testing services and an ever-expanding group of strategic and interoperable software solutions that work in unison to empower customers, we aspire to create an efficient, effective single source solution and service for healthcare providers, their patients and individuals. We believe that our approach will benefit from a more sustainable relationship with and the capture of multiple revenue streams from our customers.

Our Services

Our principal line of business to date is clinical laboratory blood and urine testing services, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Testing services to rehabilitation facilities represented over 90% of the Company’s revenues for the six months ended June 30, 2016 and 2015. We believe that we are responding to the challenges faced by today’s healthcare providers to adopt paper free and interoperable systems and to market demand for solutions by strategically expanding our product offering to include a full suite of clinical laboratory services. The drug and alcohol rehabilitation and pain management sectors provide an existing and sizable target market, where the need for our services already exists and opportunity is being created by a continued secular growth and need for compliance.

We have recently added genetic testing, specifically pharmacogenetic testing, to our array of services. Genetic testing represents a rapidly expanding segment of the global diagnostics market. Growing incidence of genetic diseases presents new opportunities for genetic testing. According to a report issued by Global Industry Analysts, Inc., the global market for genetic testing is forecast to reach $2.2 billion by 2017. Increasing knowledge about the potential benefits of genetic testing is one of the primary reasons for the growth of this market. Other factors propelling growth in the genetic testing market include advancements in the genetic testing space, an aging population and corresponding rise in the number of chronic diseases and increasing incidence of cancer cases.

Primary revenue generating activity in this market revolves around DNA profiling aimed at better understanding the predisposition for diseases and possible adverse reactions that may occur with drugs that are currently available and/or under clinical development. Rising importance of early infection detection and prevention, together with growing demand for DNA tests in pharmacogenomics or cancer genetic testing, are significant factors responsible for this anticipated growth.

The Company owns and operates the following products and services to support its business objectives:

Medytox Diagnostics

Through our coast to coast CLIA certified clinical laboratories, we offer toxicology, clinical pharmacogenetics and esoteric testing. We seek to provide these testing services with superior logistics and specimen integrity, competitive turn-around times and unparalleled customer service.

Advantage software

Advantage is a proprietary HIPAA compliant software developed to eliminate the need for paper requisitions by providing an easy to use and efficient web-based system that lets customers securely place lab orders, track samples and view test reports in real time from any web-enabled laptop, notepad or smart phone.

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

Recent Events

On July 19, 2016, we closed a public offering of our equity securities in which we received net proceeds of approximately $7.3 million (see “Liquidity and Capital Resources”).

On July 19, 2016, we purchased all of the debt and equity interests in Genomas, Inc. (“Genomas”) held by Hartford Healthcare Corporation, consisting of 500,000 shares of Series A Preferred Stock of Genomas, 345,000 shares of Series B Preferred Stock of Genomas, an aggregate of approximately $1.5 million of Genomas notes payable to Hartford Healthcare Corporation and certain rights to and license participation in technology that is used by Genomas (the “Genomas Assets”). Genomas is a biomedical company that develops PhyzioType Systems for DNA-guided management and prescription of drugs used to treat mental illness, pain, heart disease, and diabetes. PhyzioType Systems are designed to provide physicians with enhanced capability to select for each patient the safest and most effective drug to achieve treatment goals and enhance patient compliance. The purchase price for the Genomas Assets was $250,000 in cash. The Genomas preferred stock acquired in this transaction represents approximately 15% of the outstanding equity of Genomas.

In August 2016, the Company exchanged an aggregate of approximately $2.0 million of indebtedness and other obligations to various related parties for an aggregate of 5,211,080 shares of common stock and warrants to purchase 3,123,313 shares of the Company’s common stock. The warrants issued have an exercise price of $0.45 per share, are immediately exercisable and have a five-year term. The issuance of the shares of common stock and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We have identified the policies and significant estimation processes discussed below as critical to our business and to the understanding of our results of operations. For a detailed application of these and other accounting policies, see Note 2 to the audited consolidated financial statements as of and for the year ended December 31, 2015, included in our Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 17, 2016.

Revenue Recognition

Service revenues are principally generated from laboratory testing services, including chemical diagnostic tests such as blood analysis and urine analysis. Net service revenues are recognized at the time the testing services are performed and billed and are reported at their estimated net realizable amounts.

Net service revenues are determined utilizing gross service revenues net of allowances. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payer such as Medicare, Medicaid or a commercial insurance provider to pay all or a portion of their healthcare expenses; the majority of services provided by us are to patients covered under a third party payer contract. Despite follow up billing efforts, the Company does not currently anticipate collection of a significant portion of self-pay billings including the patient responsibility portion of the billing for patients covered by third party payers. The Company currently does not have any capitated agreements. In the remainder of the cases, the Company is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payer for health service providers like us. Each of these third party payers may differ not only in terms of rates, but also with respect to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of procedures and judgments that require industry specific healthcare experience and an understanding of payer methods and trends.

We review our calculations on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payer groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payer groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed. The provision for bad debts represents our estimate of net revenues that will ultimately be uncollectable and is based upon our analysis of historical payment rates by specific payer groups on a monthly basis with primary weight being given to the most recent trends; this approach allows bad debt to more accurately adjust to short-term changes in the business environment. These two calculations are routinely analyzed by us on the basis of actual allowances issued by payers and the actual payments made to determine what adjustments, if any, are needed. Based on the calculations at December 31, 2014, we determined that the collectible portion of our gross billings that should be reflected in net revenues was 25% of the outgoing billings. At December 31, 2015, we determined that the collectible portion of our gross billings that should be reflected in net revenues was 20% of the outgoing billings, and we continue to record revenues at that rate in 2016. This change was impacted, in part, by certain third party payers that had, at various times during 2015, unilaterally stopped payments to our labs. Those amounts are currently in dispute with those third party payers.

Contractual Allowances and Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for credits and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimating and reviewing the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for contractual credits and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectability of these receivables or reserve estimates. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Historically, revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to provision for bad debts within selling, general and administrative expenses.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment.” ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

As of December 31, 2015, management determined that its goodwill and intangible assets were impaired. As such, it recorded an impairment charge totaling $20.1 million. We did not record any impairment charges for the six months ending June 30, 2016 and 2015.

Derivative Financial Instruments and Fair Value

We account for warrants issued in conjunction with the issuance of common stock and certain convertible debt instruments in accordance with the guidance contained in ASC Topic 815, Derivatives and Hedging (“ASC 815”) and ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). For warrant instruments and conversion options embedded in promissory notes that are not deemed to be indexed to the Company’s own stock, we classify such instruments as liabilities at their fair values at the time of issuance and adjust the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until extinguished either through conversion or exercise, and any change in fair value is recognized in our statement of operations. The fair values of these derivative and other financial instruments have been estimated using a Black-Scholes model and other valuation techniques.

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

Pursuant to the terms of the Tegal Corporation 2007 Incentive Award Plan (the “2007 Equity Plan”), which became available upon the acquisition of CollabRx, an aggregate of 50 million shares of common stock is available for grant pursuant to the 2007 Equity Plan. The 2007 Equity Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards.  The option exercise price of all stock options granted pursuant to the 2007 Equity Plan will not be less than 100% of the fair market value of the common stock on the date of grant. Stock options may be exercised as determined by the Board, but in no event after the tenth anniversary date of grant, provided that a vested nonqualified stock option may be exercised up to 12 months after the optionee's death. Awards granted under the 2007 Equity Plan are generally subject to vesting at the discretion of the Committee. As of June 30, 2016, 34,298,294 shares were available for issuance under the 2007 Equity Plan.

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

Three months ended June 30, 2016 compared to three months ended June 30, 2015

We have three operating segments 1) Clinical Laboratory Operations, 2) Supportive Software Solutions, and 3) Decision Support and Informatics Operations. We present our discussion of results of operations by segment below.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Three Months Ended June 30,
Clinical Laboratory Operations	2016	2015	Change	%

Net revenues	$2,512,163	$8,924,951	$(6,412,788)	-71.9%
Operating expenses:
Direct costs of revenue	325,332	2,668,358	(2,343,026)	-87.8%
General and administrative	2,237,157	3,304,537	(1,067,380)	-32.3%
Sales and marketing expenses	435,230	1,139,567	(704,337)	-61.8%
Depreciation and amortization	562,134	521,024	41,110	7.9%

(Loss) income from operations	$(1,047,690)	$1,291,465	$(2,339,155)	-181.1%

Key Operating Measures - Revenues:
Insured tests performed	74,380	419,578	(345,198)	-82.3%
Net revenue per insured test	$33.77	$21.27	$12.50	58.8%
Revenue recognition percent of gross billings	20.0%	25.0%	-5.0%

Key Operating Measures - Direct Costs:
Total samples processed	9,019	28,358	(19,339)	-68.2%
Direct costs per sample	$36.07	$94.10	$(58.02)	-61.7%

The decline in net revenues is due to the 82.3% decline in insured test volume. The lower test volume resulted in a reduction in net revenues of $7.3 million, while the 58.8% increase in net revenue per insured test resulted in an increase in revenues of $0.9 million.

The decline in direct costs of revenue resulted from (a) the 68.2% decline in total samples processed and (b) the transition of a significant portion of our testing from external reference labs to internal processing, resulting in a 61.7% decrease in direct costs per sample. The decline in total samples processed resulted in a $1.8 million decrease in direct costs of revenues, while the decline in direct cost per sample resulted in a $0.5 million decrease in direct costs of revenues.

The decline in general and administrative costs resulted primarily from cost savings initiatives implemented in the first half of 2016 in the amount of $0.7 million, consisting primarily of personnel related expenses and reduced expenses associated with our laboratory equipment, and a decrease in the amounts charged by our Supportive Software Solutions group to our Clinical Laboratory Operations group for services provided in the amount of $0.4 million.

The decline in sales and marketing expenses related primarily to the decline in commissionable collections related to the decline in net revenues.

The increase in depreciation and amortization relates primarily to the expansion of our Riviera Beach, FL laboratory and improvements required to transition a significant portion of our testing from external reference labs to internal processing.

The following table presents key financial metrics for our Supportive Software Solutions segment:

	Three Months Ended June 30,
Supportive Software Solutions	2016	2015	Change	%

Net revenues:	$563,095	$901,329	$(338,234)	-37.5%
Operating expenses:
Direct costs of revenue	64,771	–	64,771	NM
General and administrative	1,570,459	2,088,095	(517,636)	-24.8%
Depreciation and amortization	162,059	175,507	(13,448)	-7.7%

Loss from operations	$(1,234,194)	$(1,362,273)	$128,079	-9.4%

The decrease in net revenues from 2015 relates primarily to a $0.4 million decline in the amounts charged by our Supportive Software Solutions group to our Clinical Laboratory Operations group for services provided, partially offset by $0.1 million of increased revenues generated from our Medical Mime EHR product. At June 30, 2016, we had 71 software customers, as compared to 39 customers as of June 30, 2015.

The decrease in general and administrative expenses relates primarily to movement of a significant portion of our development activities from contracted labor to internal personnel.

The following table presents key financial metrics for our Decision Support and Informatics Operations segment, which was acquired through the Merger with CollabRx in the fourth quarter of 2015:

	Three Months Ended June 30,
Decision Support and Informatics Operations	2016	2015	Change	%

Net revenues	$216,447	$–	$216,447	NM
Operating expenses:
Direct costs of revenue	–	–	–	NM
General and administrative	159,426	–	159,426	NM
Sales and marketing expenses	155,042	–	155,042	NM
Engineering	567,410	–	567,410	NM
Depreciation and amortization	10,283	–	10,283	NM

Loss from operations	$(675,714)	$–	$(675,714)	NM

The following table presents key financial metrics for our Corporate group:

	Three Months Ended June 30,
Corporate	2016	2015	Change	%

Operating expenses:
General and administrative	$2,165,377	$4,547,788	$(2,382,411)	-52.4%
Depreciation and amortization	874	1,174	(300)	-25.6%

Loss from operations	$(2,166,251)	$(4,548,962)	$2,382,711	-52.4%

The decrease in general and administrative costs is primarily due to $2.7 million of expense recognized in connection with the issuance of equity grants to certain employees and contractors during 2015, as compared to $0.4 million in 2016.

The following table presents consolidating operating income and other income and expense items for the Company:

	Three Months Ended June 30,
	2016	2015	Change	%
(Loss) income from operations:
Clinical Laboratory Operations	$(1,047,690)	$1,291,465	$(2,339,155)	-181.1%
Supportive Software Solutions	(1,234,194)	(1,362,273)	128,079	-9.4%
Decision Support and Informatics Operations	(675,714)	–	(675,714)	NM
Corporate	(2,166,251)	(4,548,962)	2,382,711	-52.4%
Eliminations	33,664	28,062	5,602	20.0%

Loss from operations	(5,090,185)	(4,591,708)	(498,477)	10.9%

Interest expense	(2,047,328)	(542,442)	(1,504,886)	277.4%
Other income	1,275,422	2	1,275,420	NM

Loss before income taxes	(5,862,091)	(5,134,148)	(727,943)	14.2%

Income tax benefit	–	(878,700)	878,700	-100.0%

Net loss	$(5,862,091)	$(4,255,448)	$(1,606,643)	37.8%

The increase in interest expense relates primarily to non-cash amortization of debt discounts.

Other income in 2016 is mainly comprised of the gain on the change in fair value of derivative instruments associated with our various floating price convertible debt instruments and warrants.

At June 30, 2015, we determined that our net deferred tax assets would be realized. As a result, we recorded an income tax benefit of $0.9 million for the three months ended June 30, 2015. For the three months ended June 30, 2016, we recorded a 100% valuation allowance against our net deferred tax assets.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Six Months Ended June 30,
Clinical Laboratory Operations	2016	2015	Change	%

Net revenues	$3,977,300	$22,424,754	$(18,447,454)	-82.3%
Operating expenses:
Direct costs of revenue	779,611	6,695,919	(5,916,308)	-88.4%
General and administrative	4,727,338	6,081,812	(1,354,474)	-22.3%
Sales and marketing expenses	1,025,346	2,321,788	(1,296,442)	-55.8%
Depreciation and amortization	1,143,235	968,349	174,886	18.1%

(Loss) income from operations	$(3,698,230)	$6,356,886	$(10,055,116)	-158.2%

Key Operating Measures - Revenues:
Insured tests performed	138,612	800,139	(661,527)	-82.7%
Revenue per insured test	$28.69	$28.03	$0.67	2.4%
Revenue recognition percent of gross billings	20.0%	25.0%	-5.0%

Key Operating Measures - Direct Costs:
Total samples processed	15,267	47,905	(32,638)	-68.1%
Direct costs per sample	$51.07	$139.77	$(88.71)	-63.5%

The decline in net revenues is due to the 82.7% decline in insured test volume. The decrease in insured test volume resulted in a decrease in net revenues of $18.5 million and the increase in revenue per insured test resulted in an increase in net revenue of $0.1 million.

The decline in direct costs of revenue resulted from (a) the 68.1% decline in total samples processed and (b) the transition of a significant portion of our testing from external reference labs to internal processing, resulting in a 63.5% decrease in direct costs per sample. The decline in total samples processed resulted in a $4.6 million decrease in direct costs of revenues while the decline in direct cost per sample resulted in a $1.3 million decrease in direct costs of revenues.

The decline in general and administrative costs resulted primarily from a $0.5 million decrease in the amounts charged by our Supportive Software Solutions group to our Clinical Laboratory Operations group for services provided and to $0.8 million in cost savings realized with respect to personnel and laboratory equipment during the first half of 2016.

The decline in sales and marketing expenses related primarily to the decline in commissionable collections related to the decline in net revenues.

The increase in depreciation and amortization relates primarily to the expansion of our Riviera Beach, FL laboratory and improvements required to transition a significant portion of our testing from external reference labs to internal processing.

The following table presents key financial metrics for our Supportive Software Solutions segment:

	Six Months Ended June 30,
Supportive Software Solutions	2016	2015	Change	%

Net revenues:	$1,089,469	$1,434,416	$(344,947)	-24.0%

Operating expenses:
Direct costs of revenue	148,744	3,712	145,032	NM
General and administrative	3,161,745	3,815,103	(653,358)	-17.1%
Depreciation and amortization	326,487	335,863	(9,376)	-2.8%

Loss from operations	$(2,547,507)	$(2,720,262)	$172,755	-6.4%

The decrease in net revenues from 2015 relates primarily to a $0.5 million decline in the amounts charged by our Supportive Software Solutions group to our Clinical Laboratory Operations group for services provided, partially offset by a $0.2 million increase in revenues generated from our Medical Mime EHR product.

The decrease in general and administrative expenses relates primarily to movement of a significant portion of our development activities from contracted labor to internal personnel.

The following table presents key financial metrics for our Decision Support and Informatics Operations segment, which was acquired through the Merger with CollabRx in the fourth quarter of 2015:

	Six Months Ended June 30,
Decision Support and Informatics Operations	2016	2015	Change	%

Net revenues	$400,097	$–	$400,097	NM
Operating expenses:
Direct costs of revenue	25,948	–	25,948	NM
General and administrative	378,077	–	378,077	NM
Sales and marketing expenses	438,365	–	438,365	NM
Engineering	1,090,177	–	1,090,177	NM
Depreciation and amortization	24,810	–	24,810	NM

Loss from operations	$(1,557,280)	$–	$(1,557,280)	NM

The following table presents key financial metrics for our Corporate group:

	Six Months Ended June 30,
Corporate	2016	2015	Change	%

Operating expenses:
General and administrative	$4,116,939	$6,067,549	$(1,950,610)	-32.1%
Depreciation and amortization	1,749	–	1,749	NM

Loss from operations	$(4,118,688)	$(6,067,549)	$1,948,861	-32.1%

The decrease in general and administrative costs is mainly due to $3.1 million of expense recognized in connection with the issuance of equity grants to certain employees and contractors during 2015, as compared to $0.4 million in 2016, partially offset by $0.7 million of higher administrative costs associated with the expansion of our management team and an increase in professional fees.

The following table presents consolidating operating income and other income and expense items for the Company:

	Six Months Ended June 30,
	2016	2015	Change	%
(Loss) income from operations:
Clinical Laboratory Services	$(3,698,230)	$6,356,886	$(10,055,116)	-158.2%
Supportive Software Solutions	(2,547,507)	(2,720,262)	172,755	-6.4%
Decision Support and Informatics Operations	(1,557,280)	–	(1,557,280)	NM
Corporate	(4,118,688)	(6,067,549)	1,948,861	-32.1%
Eliminations	67,324	53,778	13,546	25.2%

Loss from operations	(11,854,381)	(2,377,147)	(9,477,234)	398.7%

Interest expense	(3,060,741)	(1,047,543)	(2,013,198)	192.2%
Other income	4,809,020	275,051	4,533,969	1648.4%

Loss before income taxes	(10,106,102)	(3,149,639)	(6,956,463)	220.9%

Income tax expense	–	98,800	(98,800)	-100.0%

Net loss	$(10,106,102)	$(3,248,439)	$(6,857,663)	211.1%

The increase in interest expense is primarily due to an increase in non-cash amortization of debt discounts in the amount of $1.4 million.

Other income pertains to items that are generally non-recurring in nature. Therefore, inter-period comparisons are not meaningful. For the six months ended June 30, 2016, other income was primarily comprised of a $4.7 million net gain on the change in fair value of derivative instruments associated with our floating price convertible debt instruments and warrants, with no comparable amount in 2015. For the six months ended June 30, 2015, other income was comprised of a $0.3 million gain on a legal settlement.

For the six months ended June 30, 2016, our effective tax rate was 0.0% as we recorded a 100% valuation allowance against our deferred tax assets at June 30, 2016. Our effective tax rate for the same period of 2015 was (3.1%).

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has utilized cash generated from operations and various credit facilities to fund working capital needs, acquisitions and capital expenditures. Since the consummation of the Merger on November 2, 2015, we have financed our operations primarily from the sale of our equity securities, short-term advances from related parties and the proceeds we received from pledging certain of our accounts receivable as discussed below. Future cash needs for working capital, acquisitions and capital expenditures will require management to seek additional equity or obtain additional credit facilities. The sale of additional equity could result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

At June 30, 2016, we had cash on hand of approximately $0.5 million, a working capital deficit of $7.9 million and a stockholders’ deficit of $10.9 million. In addition, we incurred a net loss of $10.1 million during the first six months of 2016. Our management believes that based on the current level of operations, we will be required to raise additional capital in order to have sufficient liquidity to fund our operations for the next twelve months. There can be no assurances that we will be able to raise the necessary capital on terms that are acceptable to us, or at all. If we are unable to secure the necessary funding as and when required, it could have a material adverse effect on our business and we may be required to downsize, reduce our workforce or sell some of our assets, raising substantial doubt about our ability to continue as a going concern.

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract. The receivables had an estimated collectable value of $8.7 million which had been adjusted down to approximately $4.3 million on our balance sheet as of March 31, 2016. As of June 30, 2016 the carrying value of these receivables was $1.5 million. The consideration received was $5,000,000. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $500,000, (ii) all payments recovered from the accounts receivable up to $5,250,000, if paid in full within six months, or $5,500,000, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty has not been paid $6,000,000, the Company is required to pay the difference. Christopher Diamantis, a director of the Company, guaranteed the Company's payment obligation of up to $6,000,000. For providing the guarantee, and to the extent that the counterparty receives amounts payable under clause (ii) above exceeding $5,000,000, Mr. Diamantis will be paid a fee by the counterparty equal to the amount by which the amount received under clause (ii) above exceeds $5,000,000 ($250,000 or $500,000, depending on the timing of payment).

During the six months ending June 30, 2016, we repaid $2.25 million of a $3.0 million related party note, and received short-term advances from related parties, net of repayments, in the amount of $1.5 million.

On July 19, 2016, we closed a public offering of our equity securities whereby we issued 19,115,000 shares of our common stock and warrants to purchase an additional 19,115,000 shares of our common stock and received net proceeds of approximately $7.3 million. In conjunction with this offering, we also issued an additional 303,633 warrants to cover over-allotments. The proceeds are being used for working capital and general corporate purposes, continued development of new diagnostics processes and methodologies, continued development, roll out and implementation of EHR and Revenue Cycle Management services, acquisitions and expansion of our business and for the repayment of certain related party notes and advances, including the outstanding balance on a related party note in the amount of $750,000, and $2.7 million that was owed to a member of our Board of Directors.

We are also entitled to $2.5 million in income tax refunds, the claim for which was filed with the IRS in early April 2016. There can be no assurance as to the timing of the receipt of the income tax refunds for which the Company has filed.

The following table presents our capital resources as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015	Change

Cash	$485,241	$8,833,230	$(8,347,989)
Working capital	(7,853,006)	4,218,687	(12,071,693)
Total debt, excluding discounts and derivative liabilities	12,691,612	8,541,612	4,150,000
Stockholders' deficit	$(10,937,320)	$(1,193,799)	$(9,743,521)

The following table presents the major sources and uses of cash for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	Change

Cash used in operations	$(11,891,559)	$(2,558,374)	$(9,333,185)
Cash used in investing activities	(41,356)	(324,750)	283,394
Cash provided by financing activities	3,584,926	1,177,801	2,407,125

Net change in cash	$(8,347,989)	$(1,705,323)	$(6,642,666)

The increase in cash used in operations for the six months ended June 30, 2016 and 2015 is presented in the following table:

	Six Months Ended June 30,
	2016	2015	Change

Net loss	$(10,106,102)	$(3,248,439)	$(6,857,663)
Non-cash adjustments to income	(945,856)	15,146,109	(16,091,965)
Accounts receivable	298,816	(15,424,348)	15,723,164
Accounts payable and accrued expenses	(721,851)	1,883,353	(2,605,204)
Other	(416,566)	(915,049)	498,483
Cash used in operations	$(11,891,559)	$(2,558,374)	$(9,333,185)

The decrease in cash used in investing activities is primarily due to the completion of the build out of our Riviera Beach, Florida laboratory in 2015.

The increase in cash provided by financing activities is mainly due to the $5.0 million received in connection with the prepaid forward purchase contract discussed above and $1.5 million of related party advances, net of repayments, partially offset by the repayment of a related party note of $2.25 million during the six months ended June 30, 2016, as compared to $3.0 million received from the proceeds of a related party note and payment of preferred stock dividends of $1.3 million during the six months ended June 30, 2015.

OTHER MATTERS

Inflation

We do not believe inflation has a significant effect on the Company’s operations at this time.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose the Company’s off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Off-balance sheet arrangements consist of transactions, agreements or contractual arrangements to which any entity that is not consolidated with us is a party, under which we have:

•	Any obligation under certain guarantee contracts.

•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

•	Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the Company’s stock and classified in stockholder’s equity in the Company’s statement of financial position.

•	Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of June 30, 2016, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Potential De-Listing of the Company’s Stock

On March 16, 2016, we were notified by Nasdaq that the bid price of the Company's common stock closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Rule 5810(c)(3)(A), we have until September 12, 2016, to regain compliance. If at any time before September 12, 2016, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with the Bid Price Rule. If we do not regain compliance by September 12, 2016, an additional 180 days may be granted to regain compliance, so long as we meet The Nasdaq Capital Market initial listing criteria (except for the bid price requirement).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. In connection with such evaluation, management concluded that the material weakness in internal control over financial reporting identified in our Form 10-K/A for the year ended December 31, 2015 continued to exist, and as such our disclosure controls and procedures were not effective as of June 30, 2016. Insufficient staffing and accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions. The Company is in the process of taking the following steps to remediate the material weakness: (i) increasing the staffing of its internal accounting department, (ii) engaging outside independent consultants to assist in the analysis of complex accounting transactions as necessary, and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department and outside independent consultants.

Notwithstanding such material weakness, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods and dates presented.

(b)	Changes in Internal Control over Financial Reporting

Except for an additional resource that was added to the Company’s internal accounting department during the three months ended June 30, 2016 and as otherwise set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings related to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. The Company operates in a highly regulated industry which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company's financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims below.

The Company’s Epinex Diagnostics Laboratories, Inc. subsidiary had been sued in a California state court by two former employees who alleged that they were wrongfully terminated, as well as a variety of unpaid wage claims. The parties entered into a settlement agreement of this matter on July 29, 2016, and the Company believes that the settlement will be consummated in the third quarter of 2016. In anticipation of this settlement, the Company accrued approximately $0.2 million on its balance sheet as of June 30, 2016.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2015 which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our 2015 Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2016, the Company issued 43,809 shares of common stock for the cashless exercise of outstanding warrants and issued 50,606 shares of common stock as an adjustment to previously converted preferred stock. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As a result of the exchange transaction and public offering of the Company’s equity securities, as more fully described in note 12 to the accompanying consolidated financial statements, the Company’s share capitalization as of July 31, 2016 is as follows:

		Common Shares Issuable upon
	Shares	Exercise/
	Outstanding	Conversion
Common Stock *	36,987,320	36,987,320
Series B Preferred Stock	5,000	5,733,945
Series E Preferred Stock	45,000	758,139
Series G Preferred Stock	12,714	28,253,333
Warrants (weighted average exercise price of $0.44 per share) **		30,022,749
Stock Options (weighted average exercise price of $4.19 per share)		22,599,174
		124,354,660

* - Excludes 5,211,080 shares issued to related parties in August 5, 2016 exchange transaction and 153,000 shares issued upon conversion of preferred stock on August 4, 2016.

** - Excludes warrants to purchase 3,123,315 shares issued to related parties in August 5, 2016 exchange transaction.

Item 6. Exhibits

Exhibit 10.114	Prepaid Forward Purchase Agreement dated as of March 31, 2016 among the Registrant and the parties thereto (filed on July 7, 2016 as an exhibit to the Company’s Amendment No. 3 on Form S-1 and incorporated herein by reference)
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Link base Document
Exhibit 101.DEF	XBRL Definition Link base Document
Exhibit 101.LAB	XBRL Label Link base Document
Exhibit 101.PRE	XBRL Presentation Link base Document

____________________

*Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENNOVA HEALTH, INC.

Date: August 16, 2016	By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2016	By:	/s/ Jason P. Adams
Jason P. Adams
Chief Financial Officer
(Principal Financial Officer)

