Form 10-Q
period 2016-09-30
Rennova Health, Inc.
filed 2016-11-14
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 10, 2016, the registrant had 55,850,932 shares of its Common Stock, $0.01 par value, outstanding.

RENNOVA HEALTH, INC.

FORM 10-Q

September 30, 2016

RENNOVA HEALTH, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$514,344	$8,833,230
Accounts receivable, net	2,655,132	8,149,484
Prepaid expenses and other current assets	771,527	1,193,077
Income tax refunds receivable	723,410	3,813,066
Total current assets	4,664,413	21,988,857

Property and equipment, net	5,053,790	7,148,295
Deposits	479,734	232,774

Total assets	$10,197,937	$29,369,926

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable (includes related parties)	$2,627,238	$4,360,035
Accrued expenses	3,627,188	5,285,455
Income taxes payable	942,433	1,398,053
Current portion of notes payable	8,528,193	269,031
Current portion of notes payable, related party	1,368,500	5,133,888
Current portion of capital lease obligations	1,339,498	1,323,708
Total current liabilities	18,433,050	17,770,170

Other liabilities:
Notes payable, net of current portion	–	2,903,898
Capital lease obligations, net of current portion	1,398,481	2,394,171
Derivative liabilities	404,492	7,495,486

Total liabilities	20,236,023	30,563,725

Commitments and contingencies

Stockholders' deficit:
Series B preferred stock, $0.01 par value, 5,000 shares authorized, 0 and 5,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	–	50
Series C preferred stock, $0.01 par value, 10,350 shares authorized, 0 and 9,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	–	90
Series E preferred stock, $0.01 par value, 45,000 shares authorized, 0 and 45,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	–	450
Series G preferred stock, $0.01 par value, 14,000 shares authorized, 9,611 and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	96	–
Common stock, $0.01 par value, 500,000,000 shares authorized, 55,160,931 shares issued and outstanding at September 30, 2016, 50,000,000 shares authorized, 14,651,837 shares issued and outstanding at December 31, 2015	551,609	143,951
Additional paid-in-capital	39,552,927	26,688,837
Accumulated deficit	(50,142,718)	(28,027,177)
Total stockholders' deficit	(10,038,086)	(1,193,799)

Total liabilities and stockholders' deficit	$10,197,937	$29,369,926

See accompanying notes to condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net Revenues	$290,004	$5,890,918	$5,222,529	$28,921,351

Operating expenses:
Direct costs of revenue	336,023	1,866,741	1,290,326	8,566,372
General and administrative expenses	7,044,462	6,082,929	18,892,835	21,118,902
Sales and marketing expenses	570,788	784,763	2,034,499	3,106,551
Engineering expenses	546,525	–	1,636,702	–
Bad debt expense	3,666,707	–	3,668,092	99,754
Depreciation and amortization	702,275	728,572	2,131,232	1,979,006
Total operating expenses	12,866,780	9,463,005	29,653,686	34,870,585

Loss from operations	(12,576,776)	(3,572,087)	(24,431,157)	(5,949,234)

Other income (expense):
Other income	127,008	–	227,020	23
Change in fair value of derivative instruments	2,087,041	190,000	6,813,701	190,000
(Loss) gain on legal settlement	–	–	(17,652)	275,028
Interest expense	(1,646,712)	(547,378)	(4,707,453)	(1,594,921)
Total other (expense) income	567,337	(357,378)	2,315,616	(1,129,870)

Loss before income taxes	(12,009,439)	(3,929,465)	(22,115,541)	(7,079,104)

Income tax benefit	–	(2,678,777)	–	(2,579,977)

Net loss	(12,009,439)	(1,250,688)	(22,115,541)	(4,499,127)

Preferred stock dividends	–	268,927	–	1,589,321

Net loss attributable to common stockholders	$(12,009,439)	$(1,519,615)	$(22,115,541)	$(6,088,448)

Net loss per common share:
Basic and diluted	$(0.29)	$(0.05)	$(0.94)	$(0.21)

Weighted average number of common shares outstanding during the period:
Basic and diluted	41,313,448	30,955,483	23,574,845	29,064,792

See accompanying notes to condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

	Preferred Stock
	Series B		Series C		Series E		Series G		Total		Common Stock		Additional paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Earnings	Deficit
Balance at December 31, 2015	5,000	$50	9,000	$90	45,000	$450	–	–	59,000	$590	14,651,837	$143,951	$26,688,837	$(28,027,177)	$(1,193,799)
Conversion of preferred stock into common stock	(5,000)	(50)	(260)	(3)	–	–	(4,182)	(42)	(9,442)	(95)	15,194,593	154,514	(154,419)	–	–
Cashless exercise of warrants	–	–	–	–	–	–	–	–	–	–	48,783	488	(488)	–	–
Shares issued in adjustment of prior conversion of preferred stock	–	–	–	–	–	–	–	–	–	–	50,606	506	(506)	–	–
Common shares cancelled	–	–	–	–	–	–	–	–	–	–	(40,964)	(410)	410	–	–
Issuance of shares for services	–	–	–	–	–	–	–	–	–	–	13,300	133	9,177	–	9,310
Exchange of Series C Preferred Stock and warrants for Series G Preferred Stock and warrants	–	–	(8,740)	(87)	–	–	13,793	138	5,053	51	–	–	(51)	–	–
Common stock and warrants issued for cash	–	–	–	–	–	–	–	–	–	–	19,115,000	191,150	7,329,886	–	7,521,036
Conversion of related party liabilities into common stock	–	–	–	–	–	–	–	–	–	–	5,544,441	55,444	2,076,385	–	2,131,829
Common stock granted to employees	–	–	–	–	–	–	–	–	–	–	583,335	5,833	169,167	–	175,000
Cancellation of Series E Preferred Stock	–	–	–	–	(45,000)	(450)	–	–	(45,000)	(450)	–	–	450	–	–
Reclassification of derivative liabilities	–	–	–	–	–	–	–	–	–	–	–	–	2,770,511	–	2,770,511
Warrants and beneficial conversion features related to the issuance of convertible notes	–	–	–	–	–	–	–	–	–	–	–	–	394,500	–	394,500
Issuance of warrants not qualifying for equity treatment	–	–	–	–	–	–	–	–	–	–	–	–	(440,097)	–	(440,097)
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	–	–	709,165		709,165
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	(22,115,541)	(22,115,541)
Balance at September 30, 2016	–	$–	–	$–	–	$–	9,611	$96	9,611	$96	55,160,931	$551,609	$39,552,927	$(50,142,718)	$(10,038,086)

See accompanying notes to condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows used in operating activities:
Net loss	$(22,115,541)	$(4,499,127)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,131,232	1,979,006
Non-cash gain on derivative instruments	(6,813,701)	(190,000)
Stock issued for services	9,310	2,905,001
Stock-based compensation	884,165	474,604
Bad debts	3,668,092	16,316,784
Accretion of beneficial conversion feature and debt discount	2,474,497	1,041,042
Gain on extinguishment of debt	(100,000)	–
Gain on disposal of property and equipment	(100,000)
Gain on legal settlement	–	(275,028)
Changes in operating assets and liabilities:
Accounts receivable	1,826,261	(21,627,221)
Prepaid expenses and other current assets	171,550	(674,852)
Security deposits	3,040	(42,122)
Accounts payable	(1,782,266)	1,556,626
Accrued expenses	500,881	1,576,688
Income tax assets and liabilities	2,202,206	(4,509,565)
Deferred tax assets and liabilities	–	90,321
Net cash used in operating activities	(17,040,274)	(5,877,843)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(36,727)	(359,690)
Proceeds from the sale of property and equipment	100,000	–
Net cash provided by (used in) investing activities	63,273	(359,690)

Cash flows provided by financing activities:
Dividends on Series B preferred stock	–	(1,589,321)
Proceeds from the issuance of common stock and warrants, net of offering costs	7,521,036
Proceeds from issuance of notes payable, related party	3,000,000	3,530,000
Proceeds from issuance of notes payable	5,394,500	3,000,000
Payments on notes payable, related party	(6,000,000)	(57,500)
Payments on capital lease obligations	(827,421)	(751,586)
Proceeds from related party advances	5,285,000	–
Payments on related party advances	(5,715,000)	–
Net cash provided by financing activities	8,658,115	4,131,593

Net decrease in cash	(8,318,886)	(2,105,940)

Cash at beginning of period	8,833,230	2,406,246

Cash at end of period	$514,344	$300,306

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the 2015 audited annual financial statements included in the Company’s Annual Report on Form 10-K/A, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 17, 2016. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC, and therefore omit or condense certain footnotes and other information normally included in consolidated interim financial statements prepared in accordance with U.S. GAAP. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods reported herein. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

During the three and nine months ended September 30, 2016 and 2015, comprehensive loss was equal to the net loss amounts presented in the accompanying condensed consolidated statements of operations. In addition, certain prior year balances have been reclassified to conform to the current presentation.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has recently accumulated significant losses and has negative cash flows from operations, and at September 30, 2016 had a working capital deficit and stockholders’ deficit of $13.8 million and $10.0 million, respectively, which raise substantial doubt about its ability to continue as a going concern. In addition, the Company’s cash position is critically deficient, critical payments are not being made in the ordinary course and the Company has not made the required payments under a secured debenture with an outstanding principal amount of $3.0 million, for which the Company currently does not have the financial resources to satisfy (see notes 4 and 13). Management's plans with respect to alleviating the adverse financial conditions which raise substantial doubt about the Company’s ability to continue as a going concern include increasing the volume of samples processed by its laboratories and the number of customers for its supportive software solutions, as well as raising additional funds in the capital markets. In addition, the Company has undertaken additional cost saving measures, including personnel reductions and a reorganization of the Company’s sales force under the direction of the new Chief Executive Officer of the Company’s Medytox Medical Marketing & Sales, Inc. subsidiary. No conclusion can be drawn at this time about the ultimate efficacy of these plans of action.

On March 31, 2016, the Company received proceeds of $5.0 million from pledging certain of its accounts receivable as collateral to a prepaid forward purchase contract (see note 4). On July 19, 2016, the Company closed a public offering of its equity securities and received net proceeds of approximately $7.5 million (see note 7). In addition, in September of 2016 the Company received an income tax refund in the amount of $1.8 million and received net proceeds from the sale of convertible notes in the amount of $0.4 million.

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

Note 2 – Accounts Receivable

Accounts receivable at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015

Accounts receivable - clinical laboratory operations	$86,006,817	$105,332,339
Accounts receivable - supportive software solutions	587,731	569,351

Total accounts receivable	86,594,548	105,901,690
Less:
Allowance for discounts	(80,098,203)	(97,577,130)
Allowance for bad debts	(3,841,213)	(175,076)

Accounts receivable, net	$2,655,132	$8,149,484

During the three months ended September 30, 2016, the Company identified additional accounts receivable related to its Clinical Laboratory Operations business segment that were deemed uncollectible. The primary factors in rendering these receivables uncollectible were the Company’s failure to obtain preauthorization from the third party payer prior to rendering services and the lack of an existing preferred provider contract with the third party payer. As a result, the Company recorded a charge of $3.5 million related to the Company’s inability to collect on these receivables, which is reflected in bad debt expense in the accompanying consolidated statements of operations.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Property and Equipment

Property and equipment at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015

Medical equipment	$922,551	$991,903
Equipment	577,317	547,555
Equipment under capital leases	5,043,095	5,663,332
Furniture	561,688	560,400
Leasehold improvements	1,776,957	1,760,125
Vehicles	196,534	196,534
Computer equipment	753,225	661,234
Software	1,845,054	1,878,848
	11,676,421	12,259,931
Less accumulated depreciation	(6,622,631)	(5,111,636)
Property and equipment, net	$5,053,790	$7,148,295

Depreciation expense on property and equipment was $0.7 million for the three months ended September 30, 2016 and 2015, and $2.1 million and $2.0 million for the nine months ended September 30, 2016 and 2015, respectively. Management periodically reviews the valuation of long-lived assets, including property and equipment, for potential impairment. Management did not recognize any impairment of these assets during the three and nine months ended September 30, 2016 and 2015.

Note 4 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At September 30, 2016 and December 31, 2015, notes payable consisted of the following:

Notes Payable – Third Parties

	September 30, 2016	December 31, 2015
Loan payable under prepaid forward purchase contract	$5,000,000	$–

Loan payable to TCA Global Master Fund, LP ("TCA") in the principal amount of $3,000,000 at 16% interest, with interest only payments through September 11, 2016 (the "TCA Debenture"). Principal and interest payments due monthly from October 11, 2016 through September 11, 2017	3,000,000	3,000,000

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the "Tegal Notes"). Principal and interest payments are made annually from July 12, 2015 through July 12, 2017	341,612	341,612

Loan payable to former shareholder of Epinex Diagnostics Laboratories, Inc. in the original principal amount of $400,000, at 0% interest, with principal payments due in periodic installments of $100,000 from November 26, 2014 through February 26, 2016 (the "Epinex Note")	–	100,000

Other convertible notes payable	440,000	–

Unamortized discount on TCA Debenture	(252,879)	(453,025)
Unamortized discount on Epinex Note	–	(1,775)
Unamortized discount on other convertible notes	(403,536)	–
Derivative liability associated with the TCA Debenture, at fair value	402,996	186,117
	8,528,193	3,172,929
Less current portion	(8,528,193)	(269,031)
Notes payable - third parties, net of current portion	$–	$2,903,898

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On September 15, 2016, the Company entered into an agreement with two investors whereby the Company sold to the investors convertible notes in the aggregate principal amount of $0.4 million (the “September 2016 Notes”). The September 2016 Notes are convertible into shares of the Company’s common stock at a conversion price of $0.25 per share. In conjunction with the sale of the September 2016 Notes, the Company issued warrants to purchase an aggregate of 2 million shares of the Company’s common stock at an exercise price of $0.40 per share. Based on the allocation of the net proceeds from the September 2016 Notes to the fair value of the warrants, and the resulting beneficial conversion features, the Company recognized a discount for the entire face value of the September 2016 Notes, which is being accreted through the notes’ maturity date of March 15, 2017. The Company has determined that the warrants issued in this transaction do not qualify for equity treatment in the Company’s consolidated balance sheet. As a result, the Company recognized a derivative liability associated with these warrants in the amount of $0.3 million as of September 30, 2016.

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract whereby the Company received consideration in the amount of $5.0 million. The receivables had an estimated collectable value of $8.7 million which had been adjusted down to approximately $4.3 million on the Company’s balance sheet as of March 31, 2016. As of September 30, 2016, the carrying value of these receivables was $0.2 million. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $0.5 million, (ii) all payments recovered from the accounts receivable up to $5.25 million, if paid in full within six months, or $5.5 million, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty has not been paid $6.0 million, the Company is required to pay the difference. Christopher Diamantis, a director of the Company, guaranteed the Company's payment obligation of up to $6.0 million. For providing the guarantee, and to the extent that the counterparty receives amounts payable under clause (ii) above exceeding $5.0 million, Mr. Diamantis will be paid a fee by the counterparty equal to the amount by which the amount received under clause (ii) above exceeds $5.0 million ($250,000 or $500,000, depending on the timing of payment). In addition, the Company agreed to pay Mr. Diamantis $0.5 million in connection with his providing the guarantee. This amount was settled in August of 2016 with the issuance of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock (see note 5).

The Company did not make the monthly principal and interest payments due under the TCA Debenture for October, 2016 and November, 2016, and currently does not have the financial resources to satisfy this obligation. The Company is currently negotiating a forbearance agreement with the lender.

The Company had been negotiating with the holders of the Tegal Notes to exchange their notes for equity securities of the Company. In connection with such negotiations, the Company did not make the principal payments that were due on July 12, 2016. As a result, the entire amounts outstanding as of September 30, 2016 are reflected in current liabilities in the accompanying consolidated financial statements. The Company and the holders of the Tegal Notes have not reached an agreement on an exchange and on October 14, 2016 the Company received a letter from the holders demanding payment of the amounts that were due on July 12, 2016, and that the holders reserved the right to declare an event of default under the terms of the notes in the event the amounts due were not paid. To date, the Company has not received further communication from the holders of the Tegal Notes and the entire amount due remains outstanding.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Notes Payable – Related Parties

	September 30, 2016	December 31, 2015
Convertible debenture dated December 31, 2014 which bears interest at 10% per annum and was due December 31, 2016 (the "D&D Debenture"). The lender, D&D Funding II, LLC, had the option to convert the note into the Company's common stock at a 25% discount to the average trading price (as defined in the note agreement) for ten consecutive trading days prior to the conversion date	$–	$3,000,000

Loan payable to Alcimede LLC, bearing interest at 6% per annum, with all principal and interest due on February 2, 2017	218,500	500,000

Loan payable to Christopher Diamantis	500,000	1,600,000

Other advances from related parties	650,000	–

Unamortized discount on D&D Debenture	–	(2,236,112)
Derivative liabilities associated with the D&D Debenture, at fair value	–	2,270,000
Total notes payable, related parties	$1,368,500	$5,133,888

On December 31, 2014, the Company borrowed $3.0 million from D&D Funding II, LLC (“D&D”) and issued the D&D Debenture. Christopher Diamantis, a director of the Company, is the manager and 50% owner of D&D. In January 2016, the Company temporarily repaid the $3.0 million due under the D&D Debenture. In addition to the principal amount, the Company paid $0.3 million in cash for interest for 2015. In March 2016, the Company re-borrowed 100% of the principal amount repaid in January 2016, repaid $2.25 million in April 2016 using the proceeds from the accounts receivable pledge agreement described above, and repaid the remaining $750,000 in July 2016. The D&D Debenture was convertible into the Company’s Common Stock at a 25% discount to the trailing ten-day average closing price at any time prior to the repayment. In the event of conversion, the holder of the D&D Debenture was also entitled to receive a number of warrants to purchase the Company’s Common Stock equal to the number of shares issued upon conversion with exercise prices equal to the trailing ten-day average closing price of our Common Stock. These two features are derivative instruments that are re-valued quarterly and are reflected in the table above. As a result of the repayment of the D&D Debenture in 2016, the associated derivative liability has been reclassified into stockholders’ equity.

On February 3, 2015, the Company borrowed $3.0 million from Alcimede LLC (“Alcimede”). Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede. The note has an interest rate of 6% and was originally due on February 2, 2016. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase one million shares of the Company’s common stock at an exercise price of $2.50 per share, and the loan outstanding was reduced in satisfaction of the aggregate exercise price of $2.5 million. In February 2016, Alcimede agreed to extend the maturity date of the loan to February 2, 2017. In August of 2016, $0.3 million was repaid by the Company through the issuance of shares of common stock (see note 5), and the remaining balance due on this loan as of September 30, 2016 was $0.2 million.

In the fourth quarter of 2015, the Company borrowed $1.6 million from Mr. Diamantis, which was due January 7, 2016. In January 2016, the Company repaid the $1.6 million due Mr. Diamantis, along with $0.1 million in cash for interest. During the nine months ended September 30, 2016, the Company received additional short-term advances from Mr. Diamantis aggregating to $4.2 million, $3.7 million of which was repaid during the period. In connection with these advances, the Company agreed to pay Mr. Diamantis interest in the amount of $0.4 million, which is reflected in accrued expenses in the accompanying consolidated balance sheet as of September 30, 2016. Also during the nine months ended September 30, 2016, the Company received short-term advances from two principal stockholders aggregating to approximately $1.0 million, of which approximately $0.4 million was repaid during the period. These advances are payable on demand.

Note 5 – Related Party Transactions

In addition to the transactions discussed in note 4 and note 7, the Company had the following related party transactions during the nine months ended September 30, 2016 and 2015:

Alcimede billed the Company $0.3 million for consulting fees pursuant to a consulting agreement for each of the nine months ended September 30, 2016 and 2015.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the second quarter of 2016, the Company received a short-term advance from Jason Adams, the Company’s then Chief Financial Officer, in the amount of $50,000, all of which was repaid during the second quarter.

On August 1, 2015, Medytox entered into a non-exclusive consulting agreement with Monarch Capital, LLC ("Monarch"). Michael Goldberg, at the time a director of Medytox and currently a director of the Company, is the Managing Director of Monarch. Under this agreement, Monarch provides business and financial advice. The original term of the agreement was through August 31, 2016, and is subject to automatic renewal for an additional one year unless Medytox provides the consultant with 180 days’ prior written notice of its intent not to renew. The agreement has been renewed for an additional year. Monarch billed the Company $0.2 million and $15,000 for consulting fees pursuant to this agreement for the nine months ended September 30, 2016 and 2015, respectively.

In August 2016, the Company exchanged an aggregate of $2.1 million of indebtedness and other obligations to various related parties for an aggregate of 5,544,441 shares of common stock and warrants to purchase 3,123,313 shares of the Company’s common stock. The warrants issued have an exercise price of $0.45 per share, are immediately exercisable and have a five-year term. The issuance of the shares of common stock and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

On June 30, 2015, the Company issued 200,000 shares of common stock to SS International Consulting Ltd., of which a former director of the Company is the sole manager, pursuant to a consulting contract.

The foregoing transactions were completed at arm’s length at values commensurate with those of independent third parties.

Note 6 – Capital Lease Obligations

The Company leases various assets under capital leases expiring through 2020 as follows:

	September 30,	December 31,
	2016	2015

Medical equipment	$5,043,095	$5,663,332
Less accumulated depreciation	(2,480,726)	(2,093,920)

Net	$2,562,369	$3,569,412

Aggregate future minimum rentals under capital leases are as follows:

December 31,
2016	$399,522
2017	1,432,542
2018	845,330
2019	285,199
2020	32,611
Total	2,995,204

Less interest	257,225
Present value of minimum lease payments	2,737,979

Less current portion of capital lease obligations	1,339,498
Capital lease obligations, net of current portion	$1,398,481

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Equity

Preferred Stock

During the nine months ended September 30, 2015, the former Medytox Series B preferred shareholders earned dividends totaling $1.6 million. At September 30, 2016 and December 31, 2015, accrued dividends of $0.1 million and $2.1 million, respectively, were included in accrued expenses. In conjunction with the Merger, all outstanding Medytox Series B preferred shares were cancelled in exchange for shares of Rennova Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which were not entitled to receive dividends unless dividends are declared on the Company’s common stock. On September 6, 2016, all of the outstanding shares of Series B Preferred Stock were converted into an aggregate of 5,733,945 shares of the Company’s common stock, in accordance with the terms of the Series B Preferred Stock.

On August 26, 2016, in accordance with the terms of a stock purchase agreement between the Company and Epinex Diagnostics, Inc. (“Epinex Diagnostics”), the Company cancelled the 45,000 shares of its Series E Preferred Stock that had previously been issued to Epinex Diagnostics.

Between January 1, 2016 and July 10, 2016, holders of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”) converted a total of 260 shares of Series C Preferred Stock into 167,743 shares of common stock. On July 11, 2016, the Company entered into Exchange Agreements with the holders of the Series C Preferred Stock and the holders of the Company’s 6,451,613 warrants to purchase shares of common stock issued December 30, 2015 (the “December 2015 Warrants”), to exchange such securities for shares of newly-authorized Series G Convertible Preferred Stock with a stated value of $1,000 per share (the “Series G Preferred Stock”) and new warrants to purchase shares of common stock (the “Exchange”). The Exchange closed on July 19, 2016 in conjunction with the public offering discussed below, and the outstanding 8,740 shares of Series C Preferred Stock and the December 2015 Warrants were exchanged for 13,793 shares of Series G Preferred Stock and new warrants to purchase 10,249,517 shares of the Company’s common stock (the “Exchange Warrants”). On July 6, 2016, stockholders representing approximately 74% of the voting power of the Company approved the Exchange. The Exchange was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof based on the representations of the holders. No commission or other remuneration was paid or given directly or indirectly for soliciting the Exchange.

The Series G Preferred Stock is convertible into common stock at the stated value divided by $0.45. The exercise price of the Exchange Warrants is $0.45 per share. No gain or loss was recognized by the Company as result of the Exchange, however the Company did record a gain on the change in fair value of the December 2015 Warrants of $1.7 million in July 2016. Subsequent to the closing of the Exchange through September 30, 2016, 4,182 shares of Series G Preferred Stock were converted into 9,292,905 shares of the Company’s common stock.

Common Stock

On March 9, 2016, the Company filed an amendment to its certificate of incorporation to increase the number of shares of common stock that the Company is authorized to issue from 50 million to 500 million. During the nine months ended September 30, 2016, the Company issued an aggregate of 13,300 shares of its common stock to a consultant for services. The Company recognized $9,310 in compensation costs associated with these issuances. Also during the nine months ended September 30, 2016, the Company issued 48,783 shares of common stock for the cashless exercise of outstanding warrants, issued 50,606 shares of common stock as an adjustment to previously converted preferred stock and cancelled 40,964 shares of common stock previously issued to an employee.

On July 17, 2016, the Company issued an aggregate of 583,335 shares of common stock to three of its executive officers as compensation, and granted 83,334 shares of restricted common stock to an employee which will vest over a period of six months from the date of grant and have yet to be issued. The Company recognized compensation cost in the amount of $0.2 million in connection with the foregoing grants, which were issued under the 2007 Equity Plan as defined below. During the nine months ended September 30, 2015, the Company recognized $2.9 million in compensation expense related to the issuance of Medytox common stock to employees and consultants.

On July 19, 2016, the Company closed a public offering of its equity securities whereby the Company issued 19,115,000 shares of its common stock and warrants to purchase an additional 19,115,000 shares of its common stock and received net proceeds of approximately $7.5 million. In conjunction with this offering, the Company also issued an additional 303,633 warrants to cover over-allotments. The proceeds were used for working capital and general corporate purposes, continued development of new diagnostics processes and methodologies, continued development, roll out and implementation of EHR and Revenue Cycle Management services, acquisitions and expansions of the Company’s business and the repayment of certain related party notes and advances.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Options

The Company currently maintains and sponsors the Tegal Corporation 2007 Incentive Award Plan (the “2007 Equity Plan”). Tegal Corporation is the predecessor entity to CollabRx. The 2007 Equity Plan, as amended, provides for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. On May 2, 2016, the Company granted options to employees, directors and consultants to purchase an aggregate of 15,643,000 shares of the Company’s common stock under the 2007 Equity Plan. On July 17, 2016, the Company granted options to purchase an additional 5,155,500 shares of common stock. The Company recorded compensation expense in the amount of $0.7 million during the nine months ended September 30, 2016 in connection with these grants. During the nine months ended September 30, 2015, the Company recorded approximately $0.5 million of compensation expense related to outstanding options to purchase Medytox common stock. These amounts are reflected in General and administrative expenses in the accompanying consolidated statements of operations. The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2016:

	Number of options	Weighted average exercise price
Balance at December 31, 2015	1,600,674	$7.73
Options granted during the period	20,798,500	$3.95
Options exercised during the period	–	$–
Options forfeited during the period	(200,000)	$1.00
Options expired during the period	–	$–
Options outstanding at September 30, 2016	22,199,174	$4.25
Options exerciseable at September 30, 2016	16,199,174	$5.58

The Company’s stock options are measured at fair value on the date of grant, and compensation expense is recorded over the requisite service period. The options granted during the nine months ended September 30, 2016 were valued using a binomial option-pricing model using the following assumptions:

Expected term	9.89	years
Expected volatility	168%
Risk free interest rate	1.88%
Dividend yield	0%

As of September 30, 2016, the Company had approximately $0.4 million of unrecognized compensation cost related to stock options granted under the Company’s 2007 Equity Plan, which is expected to be recognized over a weighted-average period of 1.59 years.

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock. The following summarizes the information related to warrants issued and the activity during the nine months ended September 30, 2016:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2015	6,898,560	$1.83
Cashless exercises	(92,348)	$0.23
Exchange of December 30, 2015 warrants	(6,451,613)	$1.94
Exchange Warrants issued	10,249,517	$0.45
Warrants issued during the period	24,541,946	$0.45
Balance at September 30, 2016	35,146,062	$0.44

Basic and Diluted Loss per Share

Basic loss per share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For the three and nine months ended September 30, 2016 and 2015, basic loss per share is the same as diluted loss per share.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2016 and 2015, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	September 30,	September 30,
	2016	2015
Stock options outstanding	22,199,174	23,830,000
Warrants outstanding	35,146,062	–
Convertible debt	1,760,000	5,378,151
Convertible preferred stock	21,358,222	257,143

Total	80,463,458	29,465,294

Note 8 – Income Taxes

The Company recognized no income tax expense or benefit for the nine months ended September 30, 2016. The Company recognized an income tax benefit of $2.6 million for the nine months ended September 30, 2015. The Company applies a “more likely than not” threshold to the recognition and nonrecognition of tax positions. A change in judgment related to prior years’ tax positions is recognized in the quarter of such change. The Company had no reserve for uncertain tax positions as of September 30, 2016 or December 31, 2015.

In September of 2016 the Company received a refund of federal income taxes in the amount of $1.8 million related to the carry back of net operating losses generated in fiscal 2015 to the 2014 and 2013 tax years. The amount of the refund reflects penalties and interest in the amount of $1.2 million, of which $0.7 million is reflected in general and administrative expenses.

Note 9 – Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest	$1,237,622	$222,898
Cash paid for income taxes	$–	$1,853,408

Non-cash investing and financing activities:
Accrued liabilities settled through the issuance of common stock and warrants	$2,131,829	$–
Exercise of stock options as reduction of notes payable, related party	$–	$(2,500,000)
Assets acquired through capital leases	$–	$1,597,063

Acquisition of noncontrolling interest in Biohealth Medical Laboratory, Inc.:
Deposits on acquisition	$–	$259,875
Goodwill	$–	$(138,871)
Noncontrolling interest	$–	$(121,004)

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

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s Epinex Diagnostics Laboratories, Inc. subsidiary had been sued in a California state court by two former employees who alleged that they were wrongfully terminated, as well as for a variety of unpaid wage claims. The parties entered into a settlement agreement of this matter on July 29, 2016 for approximately $0.2 million, and the settlement was consummated on August 25, 2016.

In February 2016, the Company received notice that the Internal Revenue Service had placed a lien against Medytox Solutions, Inc. and its subsidiaries relating to unpaid 2014 taxes due, plus penalties and interest, totaling $4,964,020. The Company paid $100,000 toward its 2014 tax liability in March 2016. The Company filed its 2015 Federal tax return on March 15, 2016 and the accompanying election to carryback the reported net operating losses was filed in April 2016. On August 24, 2016, the lien was released.

Potential De-Listing of the Company’s Stock

On March 16, 2016, the Company was notified by Nasdaq that the bid price of the Company's common stock closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Rule 5810(c)(3)(A), the Company had 180 calendar days, or until September 12, 2016, to regain compliance. On September 13, 2016, Nasdaq granted the Company an additional 180-day extension, or until March 13, 2017, to regain compliance. If at any time before March 17, 2017, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will regain compliance with the Bid Price Rule.

Pending Acquisition

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

The Company has entered into a definitive agreement, dated as of September 29, 2016, to acquire the remaining equity interests in Genomas for 1,750,000 shares of the Company’s newly created Series F Convertible Preferred Stock and the assumption of approximately $0.8 million of liabilities. Closing of the acquisition remains subject to, among other things, receipt of regulatory and licensure approvals as well as other customary closing conditions. The Company expects the acquisition to close prior to December 31, 2016.

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

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015. Selected financial information for the Company’s operating segments is as follows:

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues - External
Clinical Laboratory Operations	$169,649	$5,972,121	$4,146,949	$28,396,875
Supportive Software Solutions	50,447	(81,203)	605,575	524,476
Decision Support and Informatics	69,908	–	470,005	–
	$290,004	$5,890,918	$5,222,529	$28,921,351
Net revenues - Intersegment
Supportive Software Solutions	502,055	743,706	1,036,396	1,572,443
	$502,055	$743,706	$1,036,396	$1,572,443

(Loss) income from operations
Clinical Laboratory Operations	$(7,583,131)	$(218,517)	$(11,281,361)	$6,138,369
Supportive Software Solutions	(1,253,386)	(1,478,594)	(3,800,893)	(4,198,856)
Decision Support and Informatics	(832,965)	–	(2,390,245)	–
Corporate	(2,940,956)	(1,874,976)	(7,059,644)	(7,888,747)
Eliminations	33,662	–	100,986	–
	$(12,576,776)	$(3,572,087)	$(24,431,157)	$(5,949,234)
Depreciation and amortization
Clinical Laboratory Operations	$562,929	$593,965	$1,706,164	$1,562,314
Supportive Software Solutions	163,749	163,299	490,236	499,162
Decision Support and Informatics	8,514	–	33,324	–
Corporate	745	–	2,494	–
Eliminations	(33,662)	(28,692)	(100,986)	(82,470)
	$702,275	$728,572	$2,131,232	$1,979,006
Capital expenditures
Clinical Laboratory Operations	$–	$380,196	$26,729	$363,138
Supportive Software Solutions	–	9,554	9,998	61,552
Eliminations	–	(65,000)	–	(65,000)
	$–	$324,750	$36,727	$359,690

	September 30, 2016	December 31, 2015
Total assets
Clinical Laboratory Operations	$7,403,965	$15,152,583
Supportive Software Solutions	2,199,119	2,896,473
Decision Support and Informatics	213,465	4,307,053
Corporate	3,209,233	14,109,337
Eliminations	(2,827,845)	(7,095,520)
	$10,197,937	$29,369,926

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 12 – Recently Issued Accounting Standards

The following table provides a brief description of recently issued accounting standards not yet adopted:

Standard	Description	Effective Date	Effect on the Financial Statements
In August 2014, the Financial Accounting Standards Board (the “FASB”) issued amended guidance related to disclosure about the ability of an entity to continue as a going concern.	While current practice regarding such disclosures is often guided by U.S. auditing standards, the new standard explicitly requires management of all entities to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if necessary, to provide related footnote disclosures.	December 31, 2016, with earlier application permitted.	The Company does not expect this new standard to have a significant impact on its consolidated financial statements. See note 1 regarding management’s current disclosures regarding the Company’s ability to continue as a going concern.
In July 2015, the FASB issued an update related to inventory.	The new update requires that inventory be measured at the lower of cost or net realizable value.	January 1, 2017, with earlier application permitted as of the beginning of an interim or annual reporting period.	The Company does not expect the provisions of this update to have any impact on its consolidated financial statements.
In May 2014 the FASB issued amended guidance related to revenue from contracts with customers. In August 2014, the FASB issued updated guidance deferring the effective date of the revenue recognition standard.	The new standard introduces a new principles-based framework for revenue recognition and disclosure	January 1, 2018, with earlier application permitted for reporting periods beginning after December 15, 2016.	The Company has not yet determined the impact that this standard will have on its consolidated financial statements.
In February 2016, the FASB issued an ASU that amends the accounting for leases.	Under the new standard, a lessee will recognize assets and liabilities on its balance sheet for most leases but will recognize expense in its statement of operations similar to current lease accounting.	January 1, 2019, with early adoption permitted.	The Company has not yet determined the impact that this standard will have on its consolidated financial statements.

Note 13 – Subsequent Events

On October 10, 2016, the Company granted 83,333 shares of common stock under the 2007 Equity Plan to its former chief financial officer in connection with a transition and separation agreement. On October 17, 2016, 273 shares of the Company’s Series G Preferred Stock were converted into 606,668 shares of the Company’s common stock.

On October 14, 2016, the Company received a letter from the holders of the Tegal Notes (see note 4) demanding payment of the amounts that were due on July 12, 2016 of approximately $0.2 million, and that the holders reserved the right to declare an event of default under the terms of the notes in the event the amounts due were not paid. To date, the Company has not received further communication from the holders of the Tegal Notes and the entire amount due remains outstanding.

On October 26, 2016, the Company entered into an agreement to purchase certain assets related to a rural critical access hospital, the owners of which have filed a petition under Chapter 11 of the United States Bankruptcy Code. Closing of the purchase is subject to open bid procedures in connection with the bankruptcy proceedings. The purchase price for the assets is $0.6 million, and the Company has placed a deposit into escrow in the amount of $60,000. The Company has the ability to terminate the agreement without penalty, other than forfeiture of the deposit.

The Company has not made the last two required payments under a senior secured convertible debenture with an outstanding principal amount of $3.0 million, and currently does not have the financial resources to satisfy this obligation. The Company is currently negotiating a forbearance agreement with the lender and is exploring several alternatives to refinance the debenture.

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

COMPANY OVERVIEW

On November 2, 2015, pursuant to the terms of the Agreement and Plan of Merger, dated as of April 15, 2015, by and among CollabRx, Inc. (“CollabRx”), CollabRx Merger Sub, Inc. (“Merger Sub”), a direct wholly-owned subsidiary of CollabRx formed for the purpose of the merger, and Medytox Solutions, Inc. (“Medytox”), Merger Sub merged with and into Medytox, with Medytox as the surviving company and a direct, wholly-owned subsidiary of CollabRx (the “Merger”). Prior to closing, the Company amended its certificate of incorporation to effect a 1-for-10 reverse stock split and to change its name to Rennova Health, Inc. In connection with the Merger, each share of common stock of Medytox was converted into the right to receive 0.4096 shares of common stock of the Company and each share of Series B Preferred Stock and Series E Preferred Stock of Medytox was converted into the right to receive one share of newly-authorized Series B Convertible Preferred Stock and Series E Convertible Preferred Stock, respectively, of the Company. The Merger resulted in a change in control of the Company, and as a result this transaction was accounted for as a reverse merger and recapitalization in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and, as such, the financial statements presented prior to November 2, 2015 are those of Medytox and the financial statements presented after November 2, 2015 reflect the operations of the combined company.

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

Our Services

Our principal line of business to date is clinical laboratory blood and urine testing services, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Testing services to rehabilitation facilities represented approximately 80% and 98% of the Company’s revenues for the nine months ended September 30, 2016 and 2015, respectively. We believe that we are responding to the challenges faced by today’s healthcare providers to adopt paper free and interoperable systems and to market demand for solutions by strategically expanding our product offering to include a full suite of clinical laboratory services. The drug and alcohol rehabilitation and pain management sectors provide an existing and sizable target market, where the need for our services already exists and opportunity is being created by a continued secular growth and need for compliance.

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

Primary revenue generating activity in this market revolves around DNA profiling aimed at better understanding the predisposition for diseases and possible adverse reactions that may occur with drugs that are currently available and/or under clinical development. Rising importance of early infection detection and prevention, together with growing demand for DNA tests in pharmacogenomics or cancer genetic testing, are significant factors responsible for this anticipated growth. In order to further capitalize on this opportunity, we have entered into an agreement to acquire the remaining outstanding equity interests of Genomas, Inc. (“Genomas”), a biomedical company that develops PhyzioType Systems for DNA-guided management and prescription of drugs used to treat mental illness, pain, heart disease, and diabetes.

We currently own and operate the following products and services to support our business objectives:

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

CollabRx

CollabRx comprises our Decision Support and Informatics business segment and offers interpretation and decision support solutions that enhance cancer diagnoses and treatment through actionable data analytics and reporting for oncologists and their patients.

Medical Billing Choices (“MBC”)

MBC enhances revenue cycle management by utilizing tools designed to improve documentation and collect information, driving faster reimbursement with fewer denied claims.

Recent Events

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

We have entered into a definitive agreement, dated as of September 29, 2016, to acquire the remaining equity interests in Genomas for 1,750,000 shares of the Company’s newly created Series F Convertible Preferred Stock and the assumption of approximately $0.8 million of liabilities. Closing of the acquisition remains subject to, among other things, receipt of regulatory and licensure approvals as well as other customary closing conditions. We expect this acquisition to close prior to December 31, 2016.

On October 26, 2016, we entered into an agreement to purchase certain assets related to a rural critical access hospital, the owners of which have filed a petition under Chapter 11 of the United States Bankruptcy Code. Closing of the purchase is subject to open bid procedures in connection with the bankruptcy proceedings. The purchase price for the assets is $0.6 million, and we have placed a deposit into escrow in the amount of $60,000. The Company has the ability to terminate the agreement without penalty, other than forfeiture of the deposit.

We recently completed the consolidation of our three Florida-based laboratories into one facility in Riviera Beach, FL.

Outlook

While our Clinical Laboratory Operations continue to account for more than 90% of our consolidated revenues, these revenues have decreased significantly over the past twelve months. This decline in revenues has had a material adverse impact on our liquidity, results of operations and financial condition, and is the result of increased scrutiny of all service providers, lower third-party reimbursement and our status as an “out of network” service provider. These trends have impacted our entire industry, and have been accompanied by allegations of irregularities in the practices of a number our competitors and substance abuse facilities. In response, we have put in place a robust compliance program that we are implementing in all facets of our business. As a result, some clients have returned to us and new ones are taking note of the compliance efforts we have been undertaking.

We believe that our ability to grow our clinical laboratory revenues and return to the profitability we experienced in fiscal 2014 and years prior are dependent on our ability to secure “in-network” contracts with insurance companies and other third party payers which will then ensure adequate and timely payment for the toxicology, clinical pharmacogenetics and other testing services we perform. These third party payers are now generally unwilling to reimburse service providers who are not part of their network, a departure from prior industry practices and a trend that has developed during the past 12 to 18 months. While we have made progress in securing “in network” contracts with payers during the second half of 2016, it has not been reflected in our revenues during the nine months ended September 30, 2016. However, we do anticipate that these efforts will manifest themselves in our fourth quarter 2016 revenues and beyond, and that significant new opportunities to become credentialed with certain large third party payers will arise in the coming months. This would have a significant positive impact on our future revenues. In addition, we have made a number of changes to our onboarding policies and procedures to ensure that, on a going forward basis, substantially all services that we performed will be reimbursable.

We have also increased the customer base for our EHR software and billing products and therefore expect increased revenues in our Supportive Software Solutions segment in the fourth quarter and into fiscal 2017.

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

We review our calculations on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payer groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payer groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed. The provision for bad debts represents our estimate of net revenues that will ultimately be uncollectable and is based upon our analysis of historical payment rates by specific payer groups on a monthly basis with primary weight being given to the most recent trends; this approach allows bad debt to more accurately adjust to short-term changes in the business environment. These two calculations are routinely analyzed by us on the basis of actual allowances issued by payers and the actual payments made to determine what adjustments, if any, are needed. Based on the calculations at December 31, 2014, we determined that the collectible portion of our gross billings that should be reflected in net revenues was 25% of the outgoing billings. At December 31, 2015, we determined that the collectible portion of our gross billings that should be reflected in net revenues was 20% of the outgoing billings, and we recorded revenues at that rate in the first six months of 2016. At September 30, 2016, we determined that the portion of gross billings that should be reflected in net revenues was 15% of the outgoing billings. These changes were impacted, in part, by certain third party payers that had, at various times during 2015, unilaterally stopped payments to our laboratories. Those amounts are currently in dispute with those third party payers.

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

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

As of December 31, 2015, management determined that its goodwill and intangible assets were impaired. As such, it recorded an impairment charge totaling $20.1 million. We did not record any impairment charges for the nine months ending September 30, 2016 and 2015.

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

Pursuant to the terms of the Tegal Corporation 2007 Incentive Award Plan (the “2007 Equity Plan”), which became available upon the acquisition of CollabRx, an aggregate of 50 million shares of common stock is available for grant pursuant to the 2007 Equity Plan. The 2007 Equity Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards.  The option exercise price of all stock options granted pursuant to the 2007 Equity Plan will not be less than 100% of the fair market value of the common stock on the date of grant. Stock options may be exercised as determined by the Board, but in no event after the tenth anniversary date of grant, provided that a vested nonqualified stock option may be exercised up to 12 months after the optionee's death. Awards granted under the 2007 Equity Plan are generally subject to vesting at the discretion of the Committee. As of September 30, 2016, 29,060,206 shares were available for issuance under the 2007 Equity Plan.

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

Three months ended September 30, 2016 compared to three months ended September 30, 2015

The following table summarizes the results of our consolidated operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015
	$	%	$	%
Net revenues	$290,004	100.0%	$5,890,918	100.0%
Operating expenses:
Direct costs of revenue	336,023	115.9%	1,866,741	31.7%
General and administrative expenses	7,044,462	2429.1%	6,082,929	103.3%
Sales and marketing expenses	570,788	196.8%	784,763	13.3%
Bad debt expense	3,666,707	1264.4%	–	0.0%
Engineering expenses	546,525	188.5%	–	0.0%
Depreciation and amortization	702,275	242.2%	728,572	12.4%
Loss from operations	(12,576,776)	-4336.8%	(3,572,087)	-60.6%
Other income (expense)	567,337	195.6%	(357,378)	-6.1%
Income tax benefit	–	0.0%	(2,678,777)	-45.5%
Net loss	$(12,009,439)	-4141.1%	$(1,250,688)	-21.2%

Net Revenues

Consolidated net revenues were $0.3 million for the three months ended September 30, 2016, as compared to $5.9 million for the three months ended September 30, 2015, a decrease of $5.6 million, or 95%. The decrease is mainly the result of a 78.5% decrease in insured test volumes at our laboratory operations, mainly due to our status as an out of network service provider as previously discussed, as well as our determination at September 30, 2016 that the collectible portion of our gross billings that should be reflected in net revenues was 15% of the outgoing billings, as compared to 20% from earlier in the year. This change in estimate resulted in a reduction in net revenues in the amount of $1.7 million.

Direct Cost of Revenue

Direct costs of revenue decreased by 82%, from $1.9 million in the three months ending September 30, 2015 to $0.3 million in the three months ending September 30, 2016. The decrease is a result of (a) a 54.5% decline in total samples processed and (b) the transition of a significant portion of our testing from external reference labs to internal processing, resulting in a 60.4% decrease in direct costs per sample.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million in the third quarter of 2016 as compared to the same period of a year ago, as cost reductions implemented in the first half of 2016, consisting primarily of personnel related expenses, were offset by interest and penalties that were recognized during the period in connection with unpaid taxes and the write down of our investment in Epinex Diagnostics, Inc. in the amount of $0.8 million.

Sales and Marketing Expenses

The decline in sales and marketing expenses of $0.2 million, or 27.3%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was primarily due to the decline in commissionable collections related to the decline in net revenues.

Bad Debt Expense

During the three months ended September 30, 2016, we identified certain accounts receivable related to our Clinical Laboratory Operations business segment that were deemed uncollectible. The primary factors in rendering these receivables uncollectible were our failure to obtain preauthorization from the third party payer prior to rendering services and the lack of an existing preferred provider contract with the third party payer. As a result, we recorded a charge of $3.5 million related to our inability to collect on these receivables, which is reflected in bad debt expense in the accompanying consolidated statements of operations, which we do not expect to be a recurring item. We also increased the allowance for doubtful accounts for our Supportive Software Solutions segment by $0.2 million, with no comparable amounts for the three months ended September 30, 2015.

Engineering Expenses

Engineering expenses of $0.5 million in the three months ended September 30, 2016 represent development expenses at our Decision Support and Informatics business segment, which was acquired on November 2, 2015.

Depreciation and Amortization Expenses

Depreciation and amortization expense was essentially unchanged during the three months ended September 30, 2016 as compared with the prior year period, as we had minimal capital expenditures in 2016.

Loss from Operations

Our operating loss increased by $9.0 million to $12.6 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase is mainly due to the $5.6 million decrease in net revenue for the quarter and $3.7 million of bad debt expense.

Other income (expense)

Other income of $0.6 million for three months ended September 30, 2016 consists primarily of $2.1 million in non-cash gains on the change in fair value of derivative financial instruments related to convertible notes and warrants, largely offset by $1.6 million of interest expense, which includes an interest charge of $0.5 million related to the $5 million prepaid forward purchase contract (see “Liquidity and Capital Resources”) and $0.4 million of non-cash interest expense related to the accretion of debt discounts. Other expense of $0.4 million for the three months ended September 30, 2015 includes interest expense of $0.5 million and a gain on the change in fair value of derivative instruments of $0.2 million.

Income tax benefit

During the three months ended September 30, 2015, we recorded an income tax benefit in the amount of $2.7 million, as we determined that our net deferred tax assets would be realized. We recognized no income tax benefit in 2016, as we have recorded a full valuation allowance for all of our deferred tax assets in 2016, including our net operating losses.

Net loss

Our net loss for the three months ended September 30, 2016 was $12.0 million, as compared to $1.3 million for the same period of a year ago, an increase of $10.1 million. The change is primarily due to the $9.0 million increase in operating loss in 2016 and the $2.7 million income tax benefit in 2015 not present in 2016, partially offset by the increase in other income of $0.9 million in 2016.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Three Months Ended September 30,
Clinical Laboratory Operations	2016	2015	Change	%

Net revenues	$169,649	$5,972,121	$(5,802,472)	-97.2%
Operating expenses:
Direct costs of revenue	255,151	1,870,453	(1,615,302)	-86.4%
Bad debt expense	3,475,252	–
General and administrative expenses	3,043,472	2,941,457	102,015	3.5%
Sales and marketing expenses	415,976	784,763	(368,787)	-47.0%
Depreciation and amortization	562,929	593,965	(31,036)	-5.2%

Loss from operations	$(7,583,131)	$(218,517)	$(3,889,362)	1779.9%

Key Operating Measures - Revenues:
Insured tests performed	65,003	302,561	(237,558)	-78.5%
Net revenue per insured test	$28.46	$19.74	$8.72	44.2%
Revenue recognition percent of gross billings	15.0%	25.0%	-10.0%

Key Operating Measures - Direct Costs:
Total samples processed	10,060	22,128	(12,068)	-54.5%
Direct costs per sample	$25.36	$84.53	$(59.17)	-70.0%

The following table presents key financial metrics for our Supportive Software Solutions segment:

	Three Months Ended September 30,
Supportive Software Solutions	2016	2015	Change	%

Net revenues (including intersegment revenues):	$552,502	$662,503	$(110,001)	-16.6%
Operating expenses:
Direct costs of revenue	80,872	(3,712)	84,584	NM
General and administrative expenses	1,369,812	1,981,510	(611,698)	-30.9%
Bad debt expense	191,455	–	191,455	NM
Depreciation and amortization	163,749	163,299	450	0.3%

Loss from operations	$(1,253,386)	$(1,478,594)	$225,208	-15.2%

The decrease in net revenues from 2015 is mainly due to a reduction in the amounts charged by our Supportive Software Solutions group to our Clinical Laboratory Operations group for services provided. The decrease in general and administrative expenses relates primarily to movement of a significant portion of our development activities from contracted labor to internal personnel.

The following table presents key financial metrics for our Decision Support and Informatics Operations segment, which was acquired through the Merger with CollabRx in the fourth quarter of 2015:

	Three Months Ended September 30,
Decision Support and Informatics Operations	2016	2015	Change	%

Net revenues	$69,908	$–	$69,908	NM
Operating expenses:
General and administrative expenses	193,022	–	193,022	NM
Sales and marketing expenses	154,812	–	154,812	NM
Engineering expenses	546,525	–	546,525	NM
Depreciation and amortization	8,514	–	8,514	NM

Loss from operations	$(832,965)	$–	$(832,965)	NM

The following table presents key financial metrics for our Corporate group:

	Three Months Ended September 30,
Corporate	2016	2015	Change	%

Operating expenses:
General and administrative expenses	$2,940,211	$1,903,668	$1,036,543	54.4%
Depreciation and amortization	(32,917)	(28,692)	(4,225)	14.7%

Loss from operations	$(2,907,294)	$(1,874,976)	$(1,032,318)	55.1%

The increase in general and administrative expenses is mainly due to interest and penalties that were recognized during the period in connection with unpaid taxes in the amount of $0.8 million, and an increase in stock-based compensation of $0.3 million.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

The following table summarizes the results of our consolidated operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
	$	%	$	%
Net revenues	$5,222,529	100.0%	$28,921,351	100.0%
Operating expenses:
Direct costs of revenue	1,290,326	24.7%	8,566,372	29.6%
General and administrative expenses	18,892,835	361.8%	21,118,902	73.0%
Sales and marketing expenses	2,034,499	39.0%	3,106,551	10.7%
Bad debt expense	3,668,092	70.2%	99,754	0.3%
Engineering expenses	1,636,702	31.3%	–	0.0%
Depreciation and amortization	2,131,232	40.8%	1,979,006	6.8%
Loss from operations	(24,431,157)	-467.8%	(5,949,234)	-20.6%
Other income (expense)	2,315,616	44.3%	(1,129,870)	-3.9%
Income tax benefit	–	0.0%	(2,579,977)	-8.9%
Net loss	$(22,115,541)	-423.5%	$(4,499,127)	-15.6%

Net Revenues

Consolidated net revenues were $5.2 million for the nine months ended September 30, 2016, as compared to $28.9 million for the nine months ended September 30, 2015, a decrease of $23.7 million, or 82%. Clinical Laboratory Operations revenues decreased from $28.4 million in the nine months ended September 30, 2015 to $4.1 million in the nine months ended September 30, 2016. The decline in Clinical Laboratory Operations revenue is mainly the result of an 81.5% decrease in insured test volumes resulting in a $25.7 million decrease in revenue, partially offset by an 11% increase in revenue per insured test, resulting in a $3.1 million increase in revenue. The decrease in the estimated collectible portion of our gross billings from 20% to 15% resulted in a reduction in net revenues in the amount of $1.7 million.

Supportive Software Solutions revenue increased by $0.1 million, or 15.5%, to $0.6 million for the nine months ended September 30, 2016, as we continued to expand our base of software customers. Decision Support and Informatics Revenue was $0.5 million for the nine months ended September 30, 2016, due to the merger with CollabRx on November 2, 2015.

Direct Cost of Revenue

Direct costs of revenue decreased by 85%, from $8.6 million in the nine months ended September 30, 2015 to $1.3 million in the nine months ended September 30, 2016. The decrease is a result of (a) a 63.9% decline in total samples processed and (b) the transition of a significant portion of our testing from external reference labs to internal processing, resulting in a 58.3% decrease in direct costs per sample.

General and Administrative Expenses

General and administrative expenses decreased by $2.2 million, or 10.5%, in the first nine months of 2016 as compared to the same period of a year ago, mainly due to cost savings realized with respect to personnel and laboratory equipment during the first half of 2016.

Sales and Marketing Expenses

The decline in sales and marketing expenses of $1.1 million, or 34.5%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily due to the decline in commissionable collections related to the decline in net revenues.

Bad Debt Expense

Bad debt expense for the nine months ended September 30, 2016 was $3.7 million, as compared to $0.1 million for the same period of a year ago, mainly due to the $3.5 million bad debt charge related to receivables in our Clinical Laboratory Operations segment.

Engineering Expenses

Engineering expenses of $1.6 million in the nine months ended September 30, 2016 represent development expenses at our Decision Support and Informatics business segment, which was acquired on November 2, 2015.

Depreciation and Amortization Expenses

Depreciation and amortization expense increased by $0.1 million during the nine months ended September 30, 2016 as compared with the prior year period, mainly due to the acquisition of CollabRx.

Loss from Operations

Our operating loss increased by $18.5 million to $24.4 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase is mainly due to the $23.7 million decrease in net revenues for the period and increases in bad debt and engineering expenses, partially offset by the decreases in direct costs of revenue and general and administrative expenses.

Other income (expense)

Other income of $2.3 million for nine months ended September 30, 2016 consists primarily of $6.8 million in non-cash gains on the change in fair value of derivative financial instruments related to convertible notes and warrants, largely offset by $4.7 million of interest expense, which includes interest charges of $1.0 million related to the $5 million prepaid forward purchase contract (see “Liquidity and Capital Resources”) and $2.5 million of non-cash interest expense related to the accretion of debt discounts. Other expense of $1.1 million for the nine months ended September 30, 2015 includes interest expense of $1.6 million, a gain on the change in fair value of derivative instruments of $0.2 million and a gain on a legal settlement in the amount of $0.3 million.

Income tax benefit

During the nine months ended September 30, 2015, we recorded an income tax benefit in the amount of $2.6 million, with no comparable amount in 2016.

Net loss

Our net loss for the nine months ended September 30, 2016 was $22.1 million, as compared to $4.5 million for the same period of a year ago, an increase of $17.6 million. The change is primarily due to the $18.5 million increase in operating loss in 2016 and the $2.6 million income tax benefit in 2015 not present in 2016, partially offset by the increase in other income of $3.4 million.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Nine Months Ended September 30,
Clinical Laboratory Operations	2016	2015	Change	%

Net revenues	$4,146,949	$28,396,875	$(24,249,926)	-85.4%
Operating expenses:
Direct costs of revenue	1,034,762	8,566,372	(7,531,610)	-87.9%
Bad debt expense	3,475,252	–
General and administrative expenses	7,772,139	9,023,269	(1,251,130)	-13.9%
Sales and marketing expenses	1,439,994	3,106,551	(1,666,557)	-53.6%
Depreciation and amortization	1,706,164	1,562,314	143,850	9.2%

(Loss) income from operations	$(11,281,362)	$6,138,369	$(13,944,479)	-227.2%

Key Operating Measures - Revenues:
Insured tests performed	203,896	1,102,700	(898,804)	-81.5%
Net revenue per insured test	$28.58	$25.75	$2.83	11.0%
Revenue recognition percent of gross billings	15.0%	25.0%	-10.0%

Key Operating Measures - Direct Costs:
Total samples processed	25,275	70,035	(44,760)	-63.9%
Direct costs per sample	$40.94	$122.32	$(81.38)	-66.5%

The following table presents key financial metrics for our Supportive Software Solutions segment:

	Nine Months Ended September 30,
Supportive Software Solutions	2016	2015	Change	%

Net revenues (including intersegment revenues):	$1,641,971	$2,096,919	$(454,948)	-21.7%
Operating expenses:
Direct costs of revenue	229,616	–	229,616	NM
General and administrative expenses	4,528,943	5,696,859	(1,167,916)	-20.5%
Sales and marketing expenses	1,329	–	1,329	#DIV/0!
Bad debt	192,740	99,754	92,986	NM
Depreciation and amortization	490,236	499,162	(8,926)	-1.8%

Loss from operations	$(3,800,893)	$(4,198,856)	$397,963	-9.5%

The decrease in net revenues from 2015 is mainly due to a reduction in the amounts charged by our Supportive Software Solutions group to our Clinical Laboratory Operations group for services provided. The decrease in general and administrative expenses relates primarily to movement of a significant portion of our development activities from contracted labor to internal personnel.

The following table presents key financial metrics for our Decision Support and Informatics Operations segment:

	Nine Months Ended September 30,
Decision Support and Informatics Operations	2016	2015	Change	%

Net revenues	$470,005	$–	$470,005	NM
Operating expenses:
Direct costs of revenue	25,948
General and administrative expenses	570,999	–	570,999	NM
Sales and marketing expenses	593,177	–	593,177	NM
Bad debt expense	100
Engineering expenses	1,636,702	–	1,636,702	NM
Depreciation and amortization	33,324	–	33,324	NM

Loss from operations	$(2,390,245)	$–	$(2,364,197)	NM

The following table presents key financial metrics for our Corporate group:

	Nine Months Ended September 30,
Corporate	2016	2015	Change	%

Operating expenses:
General and administrative expenses	$7,057,150	$7,971,217	$(914,067)	-11.5%
Depreciation and amortization	(98,492)	(82,470)	(16,022)	19.4%

Loss from operations	$(6,958,658)	$(7,888,747)	$930,089	-11.8%

The decrease in general and administrative expenses is mainly due to reductions in stock-based compensation in 2015 as compared to the prior year in the amount of $2.5 million, partially offset by interest and penalties that were recognized during the period in connection with unpaid taxes and an increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically had utilized cash generated from operations and various credit facilities to fund working capital needs, acquisitions and capital expenditures. Since the consummation of the Merger on November 2, 2015, we have financed our operations primarily from the sale of our equity securities, short-term advances from related parties and the proceeds we received from pledging certain of our accounts receivable as discussed below. Future cash needs for working capital, acquisitions and capital expenditures will require management to seek additional equity or obtain additional credit facilities. The sale of additional equity could result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

At September 30, 2016, we had cash on hand of approximately $0.5 million, a working capital deficit of $13.8 million and a stockholders’ deficit of $10.0 million. In addition, we incurred a net loss of $22.1 million during the first nine months of 2016. As of the date of this report, our cash position is critically deficient and payments critical to our ability to operate are not being made in the ordinary course. Our fixed operating expenses, including payroll, rent, capital lease payments and other fixed expenses, are approximately $1.4 million per month. Our failure to raise additional capital in the coming weeks will have a material adverse effect on our ability to operate our business. In addition, we will be required to raise additional capital in order to fund our operations for the next twelve months. There can be no assurances that we will be able to raise the necessary capital on terms that are acceptable to us, or at all. If we are unable to secure the necessary funding as and when required, it will have a material adverse effect on our business and we may be required to downsize, further reduce our workforce, sell some of our assets or possibly curtail or even cease operations, raising substantial doubt about our ability to continue as a going concern.

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract. The receivables had an estimated collectable value of $8.7 million which had been adjusted down to approximately $4.3 million on our balance sheet as of March 31, 2016. As of September 30, 2016 the carrying value of these receivables was approximately $0.2 million. The consideration received was $5,000,000. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $500,000, (ii) all payments recovered from the accounts receivable up to $5,250,000, if paid in full within six months, or $5,500,000, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty has not been paid $6,000,000, the Company is required to pay the difference. Christopher Diamantis, a director of the Company, guaranteed the Company's payment obligation of up to $6,000,000. For providing the guarantee, and to the extent that the counterparty receives amounts payable under clause (ii) above exceeding $5,000,000, Mr. Diamantis will be paid a fee by the counterparty equal to the amount by which the amount received under clause (ii) above exceeds $5,000,000 ($250,000 or $500,000, depending on the timing of payment).

During the nine months ending September 30, 2016, we repaid a $3.0 million related party note in its entirety, made payments on capital lease obligations in the amount $0.8 million and repaid short-term advances from related parties, net of repayments, in the amount of $0.4 million.

On July 19, 2016, we closed a public offering of our equity securities whereby we issued 19,115,000 shares of our common stock and warrants to purchase an additional 19,115,000 shares of our common stock and received net proceeds of approximately $7.5 million. In conjunction with this offering, we also issued an additional 303,633 warrants to cover over-allotments. The proceeds were used for working capital and general corporate purposes, continued development of new diagnostics processes and methodologies, continued development, roll out and implementation of EHR and Revenue Cycle Management services, acquisitions and expansion of our business and for the repayment of certain related party notes and advances, including the outstanding balance on a related party note in the amount of $750,000, and $2.7 million that was owed to a member of our Board of Directors.

In September of 2016, we received $0.4 million from the sale of convertible notes and warrants, and an income tax refund in the amount of $1.8 million. Also in September of 2016, we were issued warrants from the Florida Department of Revenue for unpaid taxes related to the Company’s 2014 state income tax return in the amount of $0.9 million, including interest and penalties. We do not have the financial resources to satisfy this obligation, and are working with the Florida Department of Revenue to resolve this matter over a period of time that will be satisfactory to all parties.

On October 14, 2016, we received a letter from the holders of the Tegal Notes (see note 4 to the consolidated financial statements) demanding payment of the amounts that were due on July 12, 2016 of approximately $0.2 million, and that the holders reserved the right to declare an event of default under the terms of the notes in the event the amounts due were not paid. To date, the Company has not received further communication from the holders of the Tegal Notes and the entire amount due remains outstanding.

The Company has not made the last two required payments under a senior secured convertible debenture with an outstanding principal amount of $3.0 million, and currently does not have the financial resources to satisfy this obligation. The Company is currently negotiating a forbearance agreement with the lender and is exploring several alternatives to refinance the debenture.

The following table presents our capital resources as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015	Change

Cash	$514,344	$8,833,230	$(8,318,886)
Working capital	(13,768,637)	4,218,687	(17,987,324)
Total debt, excluding discounts and derivative liabilities	10,150,112	8,541,612	1,608,500
Stockholders' deficit	$(10,038,086)	$(1,193,799)	$(8,844,287)

The following table presents the major sources and uses of cash for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change

Cash used in operations	$(17,040,274)	$(5,877,843)	$(11,162,431)
Cash provided by (used in) investing activities	63,273	(359,690)	422,963
Cash provided by financing activities	8,658,115	4,131,593	4,526,522

Net change in cash	$(8,318,886)	$(2,105,940)	$(6,212,946)

The increase in cash used in operations for the nine months ended September 30, 2016 and 2015 is presented in the following table:

	Nine Months Ended September 30,
	2016	2015	Change

Net loss	$(22,115,541)	$(4,499,127)	$(17,616,414)
Non-cash adjustments to income	2,153,595	22,252,309	(20,098,714)
Accounts receivable	1,826,261	(21,628,121)	23,454,382
Accounts payable and accrued expenses	(1,281,385)	3,133,314	(4,414,699)
Other	2,376,796	(5,136,218)	7,513,014
Cash used in operations	$(17,040,274)	$(5,877,843)	$(11,162,431)

The decrease in cash used in investing activities is primarily due to the completion of the build out of our Riviera Beach, Florida laboratory in 2015.

The increase in cash provided by financing activities is mainly due to the $5.0 million received in connection with the prepaid forward purchase contract discussed above and the $7.5 million in proceeds from the public offering, partially offset by the repayment of a related party note of $3.0 million during the nine months ended September 30, 2016, as compared to $6.5 million received from the proceeds of notes issued in 2015 and payment of preferred stock dividends of $1.9 million during the nine months ended September 30, 2015

OTHER MATTERS

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

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose the Company’s off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Off-balance sheet arrangements consist of transactions, agreements or contractual arrangements to which any entity that is not consolidated with us is a party, under which we have:

●	Any obligation under certain guarantee contracts.

●	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

●	Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the Company’s stock and classified in stockholder’s equity in the Company’s statement of financial position.

●	Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of September 30, 2016, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Potential De-Listing of the Company’s Stock

On March 16, 2016, we were notified by Nasdaq that the bid price of the Company's common stock closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Rule 5810(c)(3)(A), we had until September 12, 2016, to regain compliance. On September 13, 2016, Nasdaq granted us an additional 180-day extension, or until March 13, 2017, to regain compliance. If at any time before March 13, 2017, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with the Bid Price Rule. Our stockholders’ deficit at September 30, 2016 was $10.0 million. Excluding the valuation allowances of $8.6 million on our net deferred tax assets as of December 31, 2015 and $8.2 million on our net operating losses for the nine months ended September 30, 2016, our stockholders’ equity, as adjusted, at September 30, 2016 would be $6.7 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the chief executive officer, who also functions as our interim chief financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of September 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. In connection with such evaluation, management concluded that the material weakness in internal control over financial reporting identified in our Form 10-K/A for the year ended December 31, 2015 continued to exist, and as such our disclosure controls and procedures were not effective as of September 30, 2016. Insufficient staffing and accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions. The Company is in the process of taking the following steps to remediate the material weakness: (i) increasing the staffing of its internal accounting department, (ii) beginning the process of converting to a new integrated accounting system to enhance controls and procedures for recording accounting transactions; and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department.

Notwithstanding such material weakness, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods and dates presented.

(b)	Changes in Internal Control over Financial Reporting

Except for the resignation of the Company’s Chief Financial Officer effective September 30, 2016 as previously reported, and as otherwise set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s Epinex Diagnostics Laboratories, Inc. subsidiary had been sued in a California state court by two former employees who alleged that they were wrongfully terminated, as well as a variety of unpaid wage claims. The parties entered into a settlement agreement of this matter on July 29, 2016 for approximately $0.2 million, and the settlement was consummated on August 25, 2016.

In February 2016, the Company received notice that the Internal Revenue Service had placed a lien against Medytox Solutions, Inc. and its subsidiaries relating to unpaid 2014 taxes due, plus penalties and interest, totaling $4,964,020. The Company paid $100,000 toward its 2014 tax liability in March 2016. The Company filed its 2015 Federal tax return on March 15, 2016 and the accompanying election to carryback the reported net operating losses was filed in April 2016. On August 24, 2016, the lien was released.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2016, the Company issued 4,974 shares of common stock for the cashless exercise of outstanding warrants. The issuance of shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

In August 2016, the Company exchanged an aggregate of $2.1 million of indebtedness and other obligations to various related parties for an aggregate of 5,544,441 shares of common stock and warrants to purchase 3,123,313 shares of the Company’s common stock. The warrants issued have an exercise price of $0.45 per share, are immediately exercisable and have a five-year term. The issuance of the shares of common stock and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

On July 11, 2016, the Company entered into Exchange Agreements with the holders of the Series C Preferred Stock and the holders of the Company’s 6,451,613 warrants to purchase shares of common stock issued December 30, 2015 (the “December 2015 Warrants”), to exchange such securities for shares of newly-authorized Series G Convertible Preferred Stock with a stated value of $1,000 per share (the “Series G Preferred Stock”) and new warrants to purchase shares of common stock (the “Exchange”). The Exchange closed on July 19, 2016 in conjunction with the public offering, and the outstanding 8,740 shares of Series C Preferred Stock and the December 2015 Warrants were exchanged for 13,793 shares of Series G Preferred Stock and new warrants to purchase 10,249,517 shares of the Company’s common stock (the “Exchange Warrants”). On July 6, 2016, stockholders representing approximately 74% of the voting power of the Company approved the Exchange. The Exchange was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof based on the representations of the holders. No commission or other remuneration was paid or given directly or indirectly for soliciting the Exchange.

Item 3. Defaults Upon Senior Securities.

The Company has not made the last two required payments under a senior secured convertible debenture with an outstanding principal amount of $3.0 million, and currently does not have the financial resources to satisfy this obligation. The Company is currently negotiating a forbearance agreement with the lender and is exploring several alternatives to refinance the debenture

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

See Part II, Item 3 above.

Item 6. Exhibits

Exhibit 3.1	Certificate of Designation for Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2016).
Exhibit 3.2	Form of Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2016).
Exhibit 4.1	Warrant Agency Agreement, dated as of July 19, 2016, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2016).
Exhibit 4.2	Form of Warrant issued in connection with the Exchange Agreement (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-1 (Registration No. 333-211515) filed with the Securities and Exchange Commission on July 12, 2016).
Exhibit 4.3	Form of Warrant issued in connection with the Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.118 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2016).
Exhibit 10.1	Form of Exchange Agreement, dated July 11, 2016 (incorporated by reference to Exhibit 10.115 of the Company's Registration Statement on Form S-1 (Registration No. 333-25115) filed with the Securities and Exchange Commission on July 12, 2016).
Exhibit 10.2	Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.116 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2016).
Exhibit 10.3	Form of Note issued in connection with the Securities Purchase Agreement (incorporated by reference to Exhibit 10.117 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2016).
Exhibit 10.4	Stock Purchase Agreement, dated as of September 29, 2016, by and among Genomas, Inc., the Sellers set forth in Schedule D thereto, Medytox Diagnostics, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.119 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2016).
Exhibit 10.5	Executive Transition and Separation Agreement and General Release, dated September 28, 2016, between Rennova Health, Inc. and Jason Adams (incorporated by reference to Exhibit 10.120 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2016).
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer and Interim Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Link base Document
Exhibit 101.DEF	XBRL Definition Link base Document
Exhibit 101.LAB	XBRL Label Link base Document
Exhibit 101.PRE	XBRL Presentation Link base Document

____________________

*Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENNOVA HEALTH, INC.

Date: November 14, 2016	By: /s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Interim Principal Financial Officer)

