Form 10-K
period 2016-12-31
Rennova Health, Inc.
filed 2017-04-11
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

_______________________________________________

(Mark one)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

________________________________________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was $2,862,089.

As of March 29, 2017, the registrant had 5,781,670 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

RENNOVA HEALTH, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

The forward-looking statements included in this Form 10-K and referred to elsewhere are related to future events, our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “potential,” “estimate,” “encourage,” “opportunity,” “growth,” “leader,” “expect,” “intend,” “plan,” “expand,” “focus,” “through,” “strategy,” “provide,” “offer,” “allow,” “commitment,” “implement,” “result,” “increase,” “establish,” “perform,” “make,” “continue,” “can,” “ongoing,” “include” or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-K are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. Our actual results could differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A, “Risk Factors.”

ii

PART I

Item 1.	Business

Rennova Health, Inc. (together with its subsidiaries, “Rennova”, “we” or the “Company”) is a provider of an expanding group of health care services for healthcare providers, their patients and individuals. Historically, we have operated our business under one management team, but beginning in 2017, the Company intends to operate in four synergistic divisions with specialized management: 1) Clinical diagnostics through its clinical laboratories; 2) supportive software solutions to healthcare providers including Electronic Health Records (“EHR”), Laboratory Information Systems and Medical Billing services; 3) Decision support and interpretation of cancer and genomic diagnostics; and 4) the recent addition of a hospital in Tennessee. We believe that our approach will produce a more sustainable relationship and the capture of multiple revenue streams from medical providers.

Historically, we have specialized in providing urine and blood drug toxicology and pain medication testing to physicians, clinics and rehabilitation facilities in the United States. We intend to expand our business operations in each sector in which we focus and will continue to assess the best way to do so. We may consider the sale of or spin-off of one or more of our business operations if deemed to be the best way to create value for our shareholders.

History and Development of the Company

Medytox Solutions, Inc. (“Medytox”) was organized on July 20, 2005 under the laws of the State of Nevada. In the first half of 2011, Medytox’s management elected to reorganize as a holding company, and Medytox established and acquired a number of companies in the medical service sector between 2011 and 2014.

On November 2, 2015, pursuant to the terms of the Agreement and Plan of Merger, dated as of April 15, 2015, by and among CollabRx, Inc. (“CollabRx”), CollabRx Merger Sub, Inc. (“Merger Sub”), a direct wholly-owned subsidiary of CollabRx formed for the purpose of the merger, and Medytox, Merger Sub merged with and into Medytox, with Medytox as the surviving company and a direct, wholly-owned subsidiary of CollabRx (the “Merger”). Prior to closing, the Company amended its certificate of incorporation to effect a 1-for-10 reverse stock split and to change its name to Rennova Health, Inc. In connection with the Merger, (i) each share of common stock of Medytox was converted into the right to receive 0.4096 shares of common stock of the Company, (ii) each share of Series B Preferred Stock of Medytox was converted into the right to receive one share of a newly-authorized Series B Convertible Preferred Stock of the Company, and (iii) each share of Series E Convertible Preferred Stock of Medytox was converted into the right to receive one share of a newly-authorized Series E Convertible Preferred Stock of the Company. This transaction was accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, as such, the historical financial statements of Medytox became the historical financial statements of the Company.

Holders of Company equity prior to the closing of the Merger (including all outstanding Company common stock and all restricted stock units, options and warrants exercisable for shares of Company common stock) held 10% of the Company’s common stock immediately following the closing of the Merger, and holders of Medytox equity prior to the closing of the Merger (including all outstanding Medytox common stock and all outstanding options exercisable for shares of Medytox common stock, but less certain options that were cancelled upon the closing pursuant to agreements between Medytox and such optionees) held 90% of the Company’s common stock immediately following the closing of the Merger, in each case on a fully diluted basis, provided, however, outstanding shares of the newly-designated Series B Convertible Preferred Stock and Series E Convertible Preferred Stock, certain outstanding convertible promissory notes exercisable for Company common stock after the closing and certain option grants expected to be made following the closing of the Merger are excluded from such ownership percentages.

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

Recent Developments

On April 9, 2017, Robert Lee and Dr. Paul Billings resigned from our Board of Directors. Mr. Lee and Dr. Billings were the two independent directors and were members of the Audit, Compensation and Nominating/Corporate Governance Committees of the Board. On April 9, 2017, the remaining members of the Board elected Trevor Langley and Dr. Kamran Ajami as directors to fill those two Board vacancies. The Board of Directors determined that both of the new directors qualify as “independent” under the Listing Rules of The NASDAQ Stock Market and the rules and regulations of the Securities and Exchange Commission.

Trevor Langley, 55, since 1997 has been the Owner and Managing Partner of Avanti Capital Group LLC/Avanti Partners LLC (“Avanti”). Avanti assists micro, small and mid-cap publicly traded companies and those looking to become public by leveraging traditional and new communication strategies, with a specialization in healthcare and alternative energy markets.  Avanti also provides comprehensive consulting services.

Dr. Kamran Ajami, 58, is a pathologist and, since February 2011, has been the Medical Director of the laboratories at West Side Regional Medical Center and Plantation General Hospital. Since 1997, he has also been Owner and Chief Executive Officer of American Cytopathology Associates PA, which supplies medical directors for laboratories.

The Board named Mr. Langley and Dr. Ajami as members of the Audit Committee, with Mr. Langley as Chairman.  In addition to each of them being “independent”, the Board of Directors determined that each of them is “financially literate” as required by the Listing Rules of The NASDAQ Stock Market and that Mr. Langley qualifies as an “audit committee financial expert” as defined by the rules and regulations of the SEC and meets the qualifications of “financial sophistication” under the Listing Rules of The NASDAQ Stock Market. The Board named Mr. Langley and Dr. Ajami also as members of the Compensation Committee (with Mr. Langley as Chairman) and of the Nominating/Corporate Governance Committee (with Dr. Ajami as Chairman).

On March 21, 2017, we closed an offering of $10,850,000 principal amount of Senior Secured Original Issue Discount Convertible Debentures due March 21, 2019 (the “New Debentures”) and three series of warrants to purchase an aggregate of 19,608,426 shares of common stock, as further described below (each a “Warrant” and, collectively, the “Warrants”). The offering was pursuant to the terms of the Securities Purchase Agreement, dated as of March 15, 2017 (the “Purchase Agreement”), between the Company and certain existing institutional investors of the Company. The Company received proceeds of approximately $8.4 million from the offering, after giving effect to the original issue discounts and transaction expenses. The net proceeds were used to pay down certain related party and other indebtedness (see “Liquidity and Corporate Reserves”) and for general corporate purposes.

Also on March 21, 2017, we closed an exchange by which the holders of the Company’s Original Issue Discount Convertible Debentures issued on February 2, 2017 and holders of the Company’s Series H Convertible Preferred Stock exchanged $1,590,000 principal amount of such debentures and $2,174,000 stated value of such preferred stock for $5,160,260 principal amount of new debentures on the same items as, and pari passu with, the New Debentures (the “Exchange Debentures” and, together with the New Debentures, the “Debentures”) and Warrants to purchase an aggregate of 9,325,773 shares of common stock. All issuance amounts of Debentures reflect a 24% original issue discount.

The Debentures are convertible at any time at an initial conversion price of $1.66. The New Debentures begin to amortize monthly commencing on the 90th day following March 21, 2017 and the Exchange Debentures begin to amortize monthly immediately. On each monthly amortization date, the Company may elect to repay 5% of the original principal amount of Debentures in cash or, in lieu thereof, the conversion price of such Debentures shall thereafter be 85% of the volume weighted average price at the time of conversion. In the event the Company does not elect to pay such amortization amounts in cash, each investor, in their sole discretion, may increase the conversion amount subject to the alternative conversion price by up to four times the amortization amount. The Debentures contain customary affirmative and negative covenants. The conversion price is subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary antidilution protections.

The Series A Warrants are exercisable for up to a number of shares of Common Stock equal to 100% of the shares underlying the Debentures, or an aggregate of 9,644,736 shares. They are immediately exercisable and have a term of exercise equal to five years. The Series B Warrants are exercisable for up to a number of shares of Common Stock equal to 100% of the shares underlying the Debentures, or an aggregate of 9,644,736 shares, and are exercisable for a period of 18 months commencing immediately. The Series C Warrants are exercisable for up to a number of shares of Common Stock equal to 100% of the shares underlying the Debentures, or an aggregate of 9,644,736 shares, and have a term of five years provided such Warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. The Series A and Series C Warrants each have an exercise price of $1.95 and the Series B Warrants have an exercise price of $1.66. The exercise price of all Warrants is subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then exercise price, as well as other customary anti-dilution protections.

Holders of Debentures and Warrants are prohibited from converting or exercising such Debentures or Warrants into or for Common Stock if, as a result of such conversion or exercise, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of Common Stock then issued and outstanding. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after notice to the Company.

The Company is obligated to file a registration statement registering for resale the shares underlying the Debentures and Warrants on or before April 7, 2017 and use best efforts to cause such registration statement to be declared effective within 45 days or 75 days if reviewed. Additionally, the Company is required to seek stockholder approval to issue in excess of 20% of the issued and outstanding shares of Common Stock. The holders were also granted a right of participation in up to 50% of any future offerings for so long as the Debentures and Warrants are outstanding.

On February 7, 2017, our Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-30 reverse stock split of the Company’s shares of common stock effective on February 22, 2017 (the “Reverse Stock Split”). The stockholders of the Company had previously approved, on December 22, 2016, an amendment to the Company’s Certificate of Incorporation to effect a reverse split of all of the Company’s shares of common stock at a specific ratio within a range from 1-for-10 to 1-for-30, and granted authorization to the Board of Directors to determine in its discretion the specific ratio and timing of the reverse split prior to December 31, 2017.

As a result of the Reverse Stock Split, every 30 shares of the Company’s then outstanding common stock was combined and reclassified into one share of the Company’s common stock. Proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as a result of the rounding up of fractional shares. Stockholders who would have otherwise held a fractional share of common stock had their holdings rounded up to the nearest full share, as no fractional shares were issued in connection with the Reverse Stock Split.

The reverse stock split became effective at the close of business on February 22, 2017 and our common stock began trading on the NASDAQ Capital Market on a post-split basis on February 23, 2017. The par value and other terms of the common stock were not affected by the Reverse Stock Split. The authorized capital of the Company of 500,000,000 shares of common stock and 5,000,000 shares of preferred stock were also unaffected by the Reverse Stock Split. All outstanding preferred shares, stock options, warrants, convertible notes and equity incentive plans immediately prior to the Reverse Stock Split were adjusted by dividing the number of shares of common stock into which the preferred shares, stock options, warrants, notes and equity incentive plans of the common stock were exercisable or convertible by 30 and multiplying the exercise or conversion price by 30. All share and per share amounts discussed in this Annual Report on Form 10-K have been retroactively restated to give effect to the Reverse Stock Split.

On January 13, 2017, we closed on an asset purchase agreement to acquire certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Hospital Assets”). The Hospital Assets include a 52,000 square foot hospital building and 6,300 square foot professional building on approximately 4.3 acres. Scott County Community Hospital is classified as a Critical Access Hospital (rural) with 25 beds, a 24/7 emergency department, operating rooms and a laboratory that provides a range of diagnostic services. Scott County Community Hospital closed in July 2016 in connection with the bankruptcy filing of its parent company, Pioneer Health Services, Inc. We acquired the Hospital Assets out of bankruptcy for a purchase price of $1.0 million. We expect to have the hospital open in part in the second quarter of 2017, and that the hospital will be fully operational by the third quarter of 2017, in each case, subject to the receipt of the necessary licenses and regulatory approvals.

On January 11, 2017, we were notified by Nasdaq that we no longer comply with Nasdaq's audit committee requirements as set forth in Nasdaq Listing Rule 5605 (the "Rule"), which requires the audit committee of the Company's Board of Directors to have at least three members, each of whom must be independent directors as defined under the Rule. With the passing of one of our directors, Benjamin Frank, in December of 2016, our audit committee currently consists of two independent directors. In accordance with Nasdaq Rule 5605(c)(4), we have until the earlier of our next annual shareholders' meeting or December 18, 2017 to regain compliance; or, if our next annual shareholders' meeting is held before June 16, 2017, then we must evidence compliance no later than June 16, 2017. If we do not regain compliance by the foregoing applicable dates, then Nasdaq will provide written notification to us that our securities will be delisted.

Our Services

We are a healthcare enterprise that delivers products and services to healthcare providers, their patients and individuals. Historically, we have operated our business under one management team, but beginning in 2017, we intend to operate in four synergistic divisions with specialized management: 1) Clinical diagnostics through our clinical laboratories; 2) supportive software solutions to healthcare providers including Electronic Health Records (“EHR”), Laboratory Information Systems and Medical Billing services; 3) Decision support and interpretation of cancer and genomic diagnostics; and 4) the recent addition of a hospital in Tennessee. We aspire to create a more sustainable relationship with our customers by offering needed and interoperable solutions to capture multiple revenue streams from medical providers.

Clinical Diagnostics

Our principal line of business over the past few years has been clinical laboratory blood and urine testing services, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. As we expand our customer base to include pain management and other healthcare providers, testing services to rehabilitation facilities represented approximately 75% of the Company’s revenues for the year ended December 31, 2016 and approximately 95% of the Company’s revenues for the years ended December 31, 2015 and 2014. We believe that we are responding to the challenges faced by today’s healthcare providers to adopt paper free and interoperable systems, and to market demand for solutions by strategically expanding our offering of diagnostics services to include a full suite of clinical laboratory services. The drug and alcohol rehabilitation and pain management sectors provide an existing and sizable target market, where the need for our services already exists and opportunity is being created by a continued secular growth and need for compliance.

In 2016 we added genetic testing, specifically pharmacogenetic testing, to our array of services. Genetic testing represents the most rapidly expanding segment of the diagnostics market worldwide. Growing incidence of genetic diseases presents new opportunities for genetic testing. According to a report issued by Global Industry Analysts, Inc., the global market for genetic testing is forecast to reach $2.2 billion by 2017. Increasing knowledge about the potential benefits of genetic testing is one of the prime reasons for the growth of the market. Advancements in the genetic testing space, an aging population and a corresponding rise in the number of chronic diseases, and increasing incidence of cancer cases are other factors propelling growth in the genetic testing market.

Primary revenue generating activity in this market revolves around DNA profiling aimed at better understanding the predisposition for diseases and possible adverse reactions that may occur with drugs that are currently available and/or under clinical development. Rising importance of early infection detection and prevention together with growing demand of DNA tests in pharmacogenomics or cancer genetic testing are significant factors responsible for the anticipated growth. In order to further capitalize on this opportunity, we have entered into an agreement to acquire the remaining outstanding equity interests of Genomas, Inc., a biomedical company that develops PhyzioType Systems for DNA-guided management and prescription of drugs used to treat mental illness, pain, heart disease and diabetes.

The Company owns and operates the following products and services to support its business objectives and to enable it to offer these services to its customers:

Medytox Diagnostics, Inc. (“MDI”)

Through our CLIA certified laboratories, Rennova offers toxicology, clinical pharmacogenetics and esoteric testing. Rennova seeks to provide these testing services with superior logistics and specimen integrity, competitive turn-around times and excellent customer service.

Clinical Laboratory Operations

The Company, through its wholly-owned MDI subsidiary, owns four clinical laboratories, as follows:

Laboratory	Location
Alethea Laboratories, Inc.	Las Cruces, NM
International Technologies, LLC	Waldwick, NJ
EPIC Reference Labs, Inc.	Riviera Beach, FL
Epinex Diagnostics Laboratories, Inc.	Tustin, CA

During the year ended December 31, 2016, the Company experienced a substantial decline in the volume of samples processed at its laboratories and continued difficulty in receiving reimbursement for certain diagnostics. As result, in an effort to reduce costs, the Company is currently operating all of its Clinical Laboratory Operations business segment out of its EPIC Reference Labs, Inc. (“EPIC”) laboratory, and cost reduction efforts are continuing in response to the operating losses incurred in 2016. MDI formed EPIC as a wholly-owned subsidiary on January 29, 2013 to provide reference, confirmation and clinical testing services. The Company acquired necessary equipment and licenses in order to allow EPIC to test urine for drugs and medication monitoring. Operations at EPIC began in January 2014 using approximately 2,500 square feet and the premises has since been expanded to occupy approximately 12,500 square feet.

Epinex Diagnostics has initiated a relationship and integration with a California-based Clinical Research Organization that the Company believes will see it providing testing services to this Clinical Research Organization starting in the second quarter of 2017. Alethea Laboratories operates in a State that permits direct to consumer testing but remains subject to certain regulations governing the patient in the State from which they might order a diagnostic.

The Company’s Medytox Medical Marketing & Sales, Inc. (“MMMS”) subsidiary was formed on March 9, 2013 as a wholly-owned subsidiary to provide marketing, sales, and customer service exclusively for our clinical laboratories.

Supportive Software Solutions

Advantage software

Advantage is a proprietary HIPAA compliant software developed to eliminate the need for paper requisitions by providing an easy to use and efficient web-based system that lets customers securely place lab orders, track samples and view test reports in real time from any web-enabled laptop, notepad or smart phone.

Clinlab

ClinLab is a Windows-based web-enabled laboratory information management system. It acts as a HIPAA-compliant data warehouse for lab results and includes reporting, data acquisition, label printing, electronic signoff and numerous interface capabilities to a multitude of reference labs and practice systems that scales from small physician-operated labs to large clinical reference laboratories.

Medical Mime

Medical Mime’s suite of solutions includes a uniquely optimized EHR for substance abuse and behavioral health providers, a dictation-based ambulatory EHR for physician practices, and advanced transcription services. Solutions are web-based, 100% secure, and HIPAA compliant, with remote access, on-site training and intensive 24/7 technical support.

The Company has four operating subsidiaries that provide supportive services, historically primarily to its clinical laboratories and corporate operations and to a lesser but now increasing extent, third party customers.

Medical Billing Choices, Inc. (“MBC”): MBC was acquired by the Company on August 22, 2011 in an agreement that closed in July 2013. MBC provides revenue cycle management services to third party customers, with an initial focus on substance abuse facilities, by utilizing tools designed to improve documentation and collect information, driving faster reimbursement with fewer denied claims. MBC also functions as our in-house billing company which compiles and sends invoices to our Clinical Laboratory Operations customers (primarily insurance companies, Medicaid, Medicare, and Preferred Provider Organizations (“PPOs”)) for reimbursement.

Health Technology Solutions, Inc. (“HTS”): HTS is a wholly-owned subsidiary that provides information technology and software solutions including continued development of software to our subsidiaries and outside medical service providers. This entity provides the set up services for customers and supports our clinical labs and other operations.

ClinLab, Inc. (“ClinLab”): ClinLab was acquired by the Company on March 18, 2014. ClinLab develops and markets laboratory information management systems (“LIS”). ClinLab has installed its LIS into the Company’s laboratories to create a uniform LIS platform throughout the Company’s laboratories.

Medical Mime, Inc. (“Mime”): Mime was formed on May 9, 2014 as a wholly-owned subsidiary that specializes in EHR, initially targeting the rehab marketplace. We launched an enhanced version of our EHR software in the second quarter of 2016, which includes Electronic Medication Administration Records (“eMAR”). Our eMAR enhancement allows physicians to transition additional processes from paper to our software platform. eMAR automates the gathering, consolidating and presenting of data with more speed and accuracy than any manual system.

Decision Support Interpretation of Cancer and Genomic Diagnostics

We own a solution in CollabRx to provide evidence, interpretation and therapy guidance to enhance genomic testing and to provide actionable decision support for standardized, evidence-based cancer care and superior clinical outcomes in precision oncology. We also operate a biomedical company, Genomas, Inc. (“Genomas”), bringing DNA-Guided medicine to clinical practice with products for personalized prescription of drugs used in the treatment of mental illness, diabetes, and cardiovascular disease (“CVD”). Our products eliminate trial-and-error prescription with DNA-Guided medicine and enable physicians to treat with unprecedented precision, avoiding significant drug side effects, improving efficacy and enhancing patient compliance. Core applications are drug treatments of mood and thought disorders in mental illness and of cardiometabolic risk in diabetes and CVD.

CollabRx was acquired by the Company on November 2, 2015 via the Merger as discussed above. CollabRx develops and markets medical information and clinical decision support products and services intended to set a standard for the clinical interpretation of genomics-based, precision medicine.  CollabRx offers interpretation and decision support solutions that enhance cancer diagnoses and treatment through actionable data analytics and reporting for oncologists and their patients.

We entered into an agreement to acquire Genomas in late 2016. Genomas has developed PhyzioGenomics technology as a proprietary platform integrating genotypic and phenotypic measures to correlate gene variability with physiological variability. Genomas has established a DNA repository and clinical registry of 6,000 patients with mental illness, diabetes and cardiovascular disease. The clinical data from these extensive cohorts is integrated systematically into the PhyzioClinica Database. A PhyzioType System consists of three components: an array of inherited, stable DNA polymorphisms from various genes to establish a patient’s combinatorial genotype, bioclinical algorithms for predicting the patient’s drug response, and a portal for doctors to select the best drug for the patient.

Hospital

The Company believes that the acquisition or development of hospitals will create a stable revenue base as a needed service and believes that it can expand the sales of its products and services to surrounding medical providers and doctors’ groups.

On January 13, 2017, we acquired the Hospital Assets, which include a 52,000 square foot hospital building and 6,300 square foot professional building on approximately 4.3 acres. Scott County Community Hospital, since renamed Big South Fork Medical Center, is classified as a Critical Access Hospital (rural) with 25 beds, a 24/7 emergency department, operating rooms and a laboratory that provides a range of diagnostic services. We expect to have the hospital open in part in the second quarter of 2017, and that the hospital will be fully operational by the third quarter of 2017, in each case, subject to the receipt of the necessary licenses and regulatory approvals.

The hospital had unaudited annual revenues of approximately $12 million, and a normalized EBITDA of approximately $1.3 million for Fiscal 2015, the last full year of the hospital's operation. These revenues were attributable to the typical services of a rural acute care hospital, including emergency room visits, outpatient procedures, diagnostic ancillary tests, physical therapy and inpatient hospital stays. Based on the hospital's historical information, we believe the hospital offers an established patient and stable revenue base as it serves the general healthcare needs of its community and supports local physicians.

Marketing Strategy

Rennova provides a suite of products and services to the medical services sector. We endeavor to be a single source for multiple business solutions that serve the medical services industry. We have invested in a professional sales team, a client services team and proprietary technologies to better serve the needs of the modern-day medical provider. The Company intends to expand, through its acquisition and subsequent integration of businesses, into a robust business model providing an extensive range of services to medical providers that demonstrate improved patient care and outcomes.

Competition

For our diagnostics division, the Company competes in a fragmented industry split between independently-owned and physician-owned laboratories. There are three predominant players in the industry that operate as full-service clinical laboratories (processing blood, urine and other tissue). In addition, the competition ranges from smaller privately-owned laboratories (3-6 employees) to large publicly-traded laboratories with significant market capitalizations.

For our software division the market for practice management, EHR and revenue cycle management (“RCM”) information solutions and related services is highly competitive, and we expect competition to increase in the future. We face competition from other providers of both integrated and stand-alone practice management, EHR and RCM solutions, including competitors who utilize a web-based platform and providers of locally installed software systems. Our competitors also include larger healthcare IT companies with longer operating histories, greater brand recognition and greater financial, marketing and other resources than us. We also compete with various regional RCM companies, some of which may continue to consolidate and expand into broader markets. We expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries.

For our decision support and interpretation of cancer and genomic diagnostics sector, while we believe we have some distinguishing and unique features that create a competitive advantage, we also recognize that the sector has attracted many larger companies that have greater financial strength and marketing capabilities.

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

Regulation of Clinical Laboratories

The Clinical Laboratory Improvement Amendments (“CLIA”) are regulations that include federal standards applicable to all U.S. facilities or sites that test human specimens for health assessment or to diagnose, prevent, or treat disease. The Centers for Disease Control and Prevention (“CDC”), in partnership with the Centers for Medicare and Medicaid Services (“CMS”) and the Food and Drug Administration (“FDA”), supports the CLIA program and clinical laboratory quality. CLIA requires that all clinical laboratories meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections.

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

In addition to compliance with the federal regulations, the Company is also subject to state and local laboratory regulation. CLIA provides that a state may adopt laboratory regulations different from or more stringent than those contained in Federal law. There are approximately 12 states with state licensure or permit requirements for an independent lab facility physically located within the state. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls, or require maintenance of certain records. There are a number of states (including California and Florida) that have even more stringent requirements with which lab personnel must comply to obtain state licensure or a certificate of qualification.

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

The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories. The FDA has issued draft guidance regarding FDA regulation of laboratory-developed tests (“LDTs”), but if or how the draft guidance will be implemented is uncertain. On November 18, 2016, the FDA announced it would not release final guidance at this time and instead would continue to work with stakeholders, the new administration and Congress to determine the right approach, and on January 3, 2017, the FDA released a discussion paper outlining a possible risk-based approach for FDA and CMS oversight of LTDs. There are many other regulatory and legislative proposals that would increase general FDA oversight of clinical laboratories and LDTs. The outcome and ultimate impact of such proposals on the business is difficult to predict at this time. Our point of collection testing devices are regulated by the FDA. The FDA has authority to take various administrative and legal actions for non-compliance, such as fines, product suspension, warning letters, injunctions and other civil and criminal sanctions. We make every good faith effort to exercise proactive monitoring and review of pending legislation and regulatory action.

Payment for Clinical Laboratory Services

In each of 2016 and 2015, the Company derived less than 10% of its net sales directly from the Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation in these programs and in other government healthcare programs, in part because clients often want a single laboratory to perform all of their testing services. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for clinical laboratory services.

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

In addition to reimbursement rates, the Company is also impacted by changes in coverage policies for laboratory tests. Congressional action in 1997 required the Department of Health and Human Services (“HHS”) to adopt uniform coverage, administration and payment policies for many of the most commonly performed lab tests using a negotiated rulemaking process. The negotiated rulemaking committee established uniform policies limiting Medicare coverage for certain tests to patients with specified medical conditions or diagnoses, replacing local Medicare coverage policies which varied around the country. The final rules generally became effective in 2002, and the use of uniform policies improves the Company's ability to obtain necessary billing information in some cases, but Medicare, Medicaid and private payer diagnosis code requirements and payment policies continue to negatively impact the Company's ability to be paid for some of the tests it performs. Due to the range of payers and policies, the extent of this impact continues to be difficult to quantify.

Future changes in federal, state and local laws and regulations (or in the interpretation of current regulations) affecting government payment for clinical laboratory testing could have a material adverse effect on the Company. In March 2010, comprehensive healthcare legislation, the Patient Protection and Affordable Care Act (“ACA”), was enacted. Numerous proposals continue to be discussed in Congress and the administration to repeal, amend or replace the ACA. Based on currently available information, the Company is unable to predict what type of changes in legislation or regulations, if any, will occur.

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

The Federal Health Information Technology for Economic and Clinical Health Act (“HITECH”), which was enacted in February 2009, with regulations effective on September 23, 2013, strengthens and expands the HIPAA Privacy and Security Rules and their restrictions on use and disclosure of PHI. HITECH includes, but is not limited to, prohibitions on exchanging PHI for remuneration, and additional restrictions on the use of PHI for marketing. HITECH also fundamentally changes a business associate's obligations by imposing a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. Moreover, HITECH requires covered entities to provide notice to individuals, HHS, and, as applicable, the media when PHI is breached, as that term is defined by HITECH. Business associates are similarly required to notify covered entities of a breach. The Company believes its policies and procedures are fully compliant with the HITECH requirements.

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

In addition to the HIPAA regulations described above, there are a number of other Federal and state laws regarding the confidentiality and security of medical information, some of which apply to clinical laboratories. These laws vary widely, but they most commonly regulate or restrict the collection, use and disclosure of medical and financial information and other personal information. In some cases, state laws are more restrictive than and therefore not preempted by HIPAA. Penalties for violation of these laws may include sanctions against a laboratory's licensure, as well as civil and/or criminal penalties. Violations of the HIPAA provisions could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison. HITECH also significantly strengthened HIPAA enforcement. It increased the civil penalty amounts that may be imposed, required HHS to conduct periodic audits to confirm compliance and also authorized state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of the HIPAA privacy and security regulations that affect the privacy of state residents. Additionally, numerous other countries have or are developing similar laws governing the collection, use, disclosure and transmission of personal and/or patient information.

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

Fraud and Abuse Laws and Regulations

Existing federal laws governing federal health care programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on health care providers, including clinical laboratories. These laws are interpreted liberally and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, HHS' Office of Inspector General (“OIG”), and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives. The federal government's enforcement efforts have been increasing over the past decade, in part as a result of the enactment of HIPAA, which included several provisions related to fraud and abuse enforcement, including the establishment of a program to coordinate and fund federal, state and local law enforcement efforts. The Deficit Reduction Act of 2005 also included new requirements directed at Medicaid fraud, including increased spending on enforcement and financial incentives for states to adopt false claims act provisions similar to the federal False Claims Act. Recent amendments to the False Claims Act, as well as other enhancements to the federal fraud and abuse laws enacted as part of the ACA, are widely expected to further increase fraud and abuse enforcement efforts. For example, the ACA established an obligation to report and refund overpayments from Medicare within 60 days of identification (whether or not paid through any fault of the recipient); failure to comply with this new requirement can give rise to additional liability under the False Claims Act and Civil Monetary Penalties statute. On February 11, 2016, CMS issued the final rule clarifying certain aspects of the overpayment requirement for purposes of Medicare, effective on March 14, 2016.

The federal health care programs’ anti-kickback law (the “Anti-Kickback Law”) prohibits knowingly providing anything of value in return for, or to induce the referral of, Medicare, Medicaid or other federal health care program business. Violations can result in imprisonment, fines, penalties, and/or exclusion from participation in federal health care programs. The OIG has published “safe harbor” regulations which specify certain arrangements that are protected from prosecution under the Anti-Kickback Law if all conditions of the relevant safe harbor are met. Failure to fit within a safe harbor does not necessarily constitute a violation of the Anti-Kickback Law; rather, the arrangement would be subject to scrutiny by regulators and prosecutors and would be evaluated on a case by case basis. Many states have their own Medicaid anti-kickback laws and several states also have anti-kickback laws that apply to all payers (i.e., not just government health care programs).

From time to time, the OIG issues alerts and other guidance on certain practices in the health care industry that implicate the Anti-Kickback Law or other federal fraud and abuse laws. Examples of such guidance documents particularly relevant to the Company and its operations follow.

In October 1994, the OIG issued a Special Fraud Alert on arrangements for the provision of clinical laboratory services. The Fraud Alert set forth a number of practices allegedly engaged in by some clinical laboratories and health care providers that raise issues under the federal fraud and abuse laws, including the Anti-Kickback Law. These practices include: (i) providing employees to furnish valuable services for physicians (other than collecting patient specimens for testing) that are typically the responsibility of the physicians' staff; (ii) offering certain laboratory services at prices below fair market value in return for referrals of other tests which are billed to Medicare at higher rates; (iii) providing free testing to physicians' managed care patients in situations where the referring physicians benefit from such reduced laboratory utilization; (iv) providing free pick-up and disposal of bio-hazardous waste for physicians for items unrelated to a laboratory's testing services; (v) providing general-use facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services; and (vi) providing free testing for health care providers, their families and their employees (i.e., so-called “professional courtesy” testing). The OIG emphasized in the Special Fraud Alert that when one purpose of such arrangements is to induce referrals of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider (e.g., physician) may be liable under the Anti-Kickback Law, and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs. More recently, in June 2014, the OIG issued another Special Fraud Alert addressing compensation paid by laboratories to referring physicians for blood specimen processing and for submitting patient data to registries. This Special Fraud Alert reiterates the OIG’s longstanding concerns about payments from laboratories to physicians in excess of the fair market value of the physician’s services and payments that reflect the volume or value of referrals of federal healthcare program business.

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

Violations of other fraud and abuse laws also can result in exclusion from participation in federal health care programs, including Medicare and Medicaid. One basis for such exclusion is an individual's or entity's submission of claims to Medicare or Medicaid that are substantially in excess of that individual's or entity’s usual charges for like items or services. In 2003, the OIG issued a notice of proposed rulemaking that would have defined the terms “usual charges” and “substantially in excess” in ways that might have required providers, including the Company, to either lower their charges to Medicare and Medicaid or increase charges to certain other payers to avoid the risk of exclusion. On June 18, 2007, however, the OIG withdrew the proposed rule, saying it preferred to continue evaluating billing patterns on a case-by-case basis. In its withdrawal notice, the OIG also said it “remains concerned about disparities in the amounts charged to Medicare and Medicaid when compared to private payers,” that it continues to believe its exclusion authority for excess charges “provides useful backstop protection for the public fisc from providers that routinely charge Medicare or Medicaid substantially more than their other customers,” and that it will continue to use “all tools available … to address instances where Medicare or Medicaid are charged substantially more than other payers.” An enforcement action by the OIG under this statutory exclusion basis or an enforcement by Medicaid officials of similar state law restrictions could have a material adverse effect on the Company.

Under another federal statute, known as the “Stark Law” or “self-referral” prohibition, physicians who have a financial or compensation relationship with a clinical laboratory may not, unless an exception applies, refer Medicare patients for testing to the laboratory, regardless of the intent of the parties. Similarly, laboratories may not bill Medicare for services furnished pursuant to a prohibited self-referral. There are several Stark Law exceptions that are relevant to arrangements involving clinical laboratories, including: 1) fair market value compensation for the provision of items or services; 2) payments by physicians to a laboratory for clinical laboratory services; 3) an exception for certain ancillary services (including laboratory services) provided within the referring physician's own office, if certain criteria are satisfied; 4) physician investment in a company whose stock is traded on a public exchange and has stockholder equity exceeding $75.0 million; and 5) certain space and equipment rental arrangements that are set at a fair market value rate and satisfy other requirements. All of the requirements of a Stark Law exception must be met to take advantage of the exception. Many states have their own self-referral laws as well, which in some cases apply to all patient referrals, not just government reimbursement programs.

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

Environmental, Health and Safety

The Company is subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. All Company laboratories are subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens and the Company generally utilizes outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens.

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

Compliance Program

The Company continuously evaluates and monitors its compliance with all Medicare, Medicaid and other rules and regulations. The objective of the Company's compliance program is to develop, implement, and update compliance safeguards as necessary. Emphasis is placed on developing and implementing compliance policies and guidelines, personnel training programs and various monitoring and audit procedures to attempt to achieve implementation of all applicable rules and regulations.

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

Employees

As of March 8, 2017, we have 116 employees, of which 94 are full time. Of our total employees, 20 are assigned to laboratory operations, 23 are assigned to information technology, 44 are assigned to sales and customer service, 22 are assigned to medical billing and corporate administration, and seven are assigned to the hospital. We continue to adjust our number of employees to achieve efficiencies and cost savings where applicable and expect to employ approximately 120 people in the hospital project when it is in full operation.

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

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth herein. You should carefully consider the risks and uncertainties described below and the other information in this Annual Report before you decide to invest in our securities. If any of the following events actually occur, our business could be materially harmed. In such case, the value of your investment may decline and you may lose or all part of your investment. You should not invest in our securities unless you can afford the loss of your entire investment.

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

The Company has recently accumulated significant losses and has negative cash flows from operations, and at December 31, 2016 had a working capital deficit and stockholders’ deficit of $16.3 million and $14.9 million, respectively. For the years ended December 31, 2016 and 2015, we incurred net losses attributable to common stockholders in the amount of $32.6 million and $37.6 million, respectively. In addition, the Company's cash position is critically deficient, critical payments are not being made in the ordinary course, the Company is in default of two promissory notes with an aggregate principal amount of $0.4 million and additional indebtedness in the amount of $6.0 million matured on March 31, 2017 (see note 7 to the consolidated financial statements). This indebtedness is secured by receivables that we have filed suit to recover from a national payer and while we believe that we will be successful in such recovery there can be no assurances as to our ability to collect on these receivables, and the Company does not have the financial resources to satisfy this indebtedness. All of the foregoing raises substantial doubt about the Company's ability to continue as a going concern.

The Company is currently executing on a plan of action to reduce the number of laboratory facilities it operates from five such facilities as of December 31, 2015 into one, with a corresponding reduction in the number of employees and associated operating expenses, in order to reduce costs. In addition, the Company issued $12.4 million of convertible notes in the first three months of 2017, for which it received net proceeds of $9.9 million. There can be no assurance, however, that the Company will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan.  The ability of the Company to continue as a going concern is dependent upon its ability to significantly reduce its operating costs, increase its revenues and eventually regain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our common stock could be delisted from NASDAQ.

On January 11, 2017, we were notified by Nasdaq that we no longer comply with Nasdaq's audit committee requirements as set forth in Nasdaq Listing Rule 5605 (the "Rule"), which requires the audit committee of the Company's board of directors to have at least three members, each of whom must be independent directors as defined under the Rule. With the passing of Benjamin Frank in December of 2016, our audit committee currently consists of two independent directors. In accordance with Nasdaq Rule 5605(c)(4), we have until the earlier of our next annual shareholders' meeting or December 18, 2017 to regain compliance; or, if our next annual shareholders' meeting is held before June 16, 2017, then we must evidence compliance no later than June 16, 2017. If we do not regain compliance by the foregoing applicable dates, then Nasdaq will provide written notification to the Company that its securities will be delisted.

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

Our acquisition of the Hospital Assets does not provide assurance that the acquired operations will be accretive to our earnings or otherwise improve our results of operations.

Acquisitions, such as that of the Hospital Assets in January of 2017, involve the integration of previously separate businesses into a common enterprise in which it is envisioned that synergistic operations will be result in improved financial performance. However, realization of these envisioned results is subject to numerous risks and uncertainties, including but not limited to:

•	Diversion of management time and attention from daily operations;
•	Difficulties integrating the acquired business, technologies and personnel into our business;
•	Potential loss of key employees, key contractual relationships or key customers of the acquired business; and
•	Exposure to unforeseen liabilities of the acquired business

There is no assurance that the acquisition of the Hospital Assets will be accretive to our earnings or otherwise improve our results of operations.

The opening of Big South Fork Medical Center is subject to the receipt of necessary licenses and regulatory approvals and will require continued investment by the Company.

We acquired the Hospital Assets on January 13, 2017, and we expect to have the hospital (now renamed as Big South Fork Medical Center) open in part in the second quarter of 2017, and that the hospital will be fully operational by the third quarter of 2017, although no assurance can be given that either of these time frames will be met. Opening and operating a hospital requires numerous licenses and regulatory approvals and the failure to receive one such license or approval may prevent the hospital from opening. The process of gaining all such licenses and approvals may take a substantial amount of time.

The reopening of the hospital will require substantial investment by the Company and we may not have the funds or be able to access such funds when necessary. We will need to fully fund the operations of the hospital out of our own resources for an extended period because the hospital will not receive reimbursement for any services for a number of months after they are performed, or otherwise generate any positive cash flow. Because the hospital has been closed since July 2016, it could take a long period of time for utilization of the hospital to reach pre-closure levels, and no assurance can be made that it will do so or that utilization will be sufficient to cover the costs of operating the hospital.

Our results of operations may be adversely affected if the ACA is repealed, replaced or otherwise changed.

The ACA has increased the number of people with health care insurance. It also has reduced Medicare and Medicaid reimbursements. Numerous proposals continue to be discussed in Congress and the administration to repeal, amend or replace the law. We cannot predict whether any such repeal, amend or replace proposals, or any parts of them, will become law and, if they do, what their substance or timing will be. Any of the foregoing, if they occur, could have a material adverse effect on our business and results of operations.

Our business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes or changing interpretations of, CLIA or state laboratory licensing laws to which we are subject.

The clinical laboratory testing industry is subject to extensive federal and state regulation, and many of these statutes and regulations have not been interpreted by the courts. The Clinical Laboratory Improvement Amendments of 1988, or CLIA, are federal regulatory standards that apply to virtually all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, by requiring that they be certified by the federal government or by a federally approved accreditation agency. CLIA does not preempt state law, which in some cases may be more stringent than federal law and require additional personnel qualifications, quality control, record maintenance and proficiency testing. The sanction for failure to comply with CLIA and state requirements may be suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Many other states have similar laws and we may be subject to similar penalties.

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

We expect continuing efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services. These efforts, including future changes in third-party payer rules, practices and policies or ceasing to be a contracted provider to many healthcare plans, have had and may continue to have a material adverse effect on our business.

Unless we raise sufficient funds, we will not be able to succeed in our business model.

During the year ended December 31, 2016 and through the date of this report, we have relied on the sale of our equity securities and from short term advances from one of our directors, Christopher Diamantis, to fund our operations. We generated negative cash flow from operating activities for the years ended December 31, 2016 and 2015. If this trend were to continue and we are unable to raise sufficient capital to fund our operations through other sources, our business will be adversely effected, and we may not be able to continue as a going concern (see Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources”). There can be no assurances that we will be able to raise sufficient funds on terms that are acceptable to us, or at all, to fund our operations under our current business model.

Regulation by the FDA of LDTs and clinical laboratories may result in significant change, and our business could be adversely impacted if we fail to adapt.

High complexity, CLIA-certified laboratories, such as ours, frequently develop testing procedures to provide diagnostic results to customers. These tests have been traditionally offered by nearly all complex laboratories for the last few decades and LDTs are subject to CMS oversight through its enforcement of CLIA. The FDA, which regulates the development and use of medical devices, has claimed that it has regulatory authority over LDTs, but has not exercised enforcement with respect to most LDTs offered by high complexity laboratories, and not sought to require these laboratories to comply with FDA regulations regarding medical devices. During 2010, the FDA publicly announced that it has decided to exercise regulatory authority over these LDTs, and that it plans to issue guidance to the industry regarding its regulatory approach. At that time, the FDA indicated that it would use a risk-based approach to regulation and would direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. In September 2014, the FDA announced its framework and timetable for implementing this guidance. On November 18, 2016, the FDA announced it would not release final guidance at this time and instead would continue to work with stakeholders, the new administration and Congress to determine the right approach, and on January 3, 2017, the FDA released a discussion paper outlining a possible risk-based approach for FDA and CMS oversight of LDTs. We cannot predict the ultimate timing or form of any such guidance or regulation or their potential impact. If adopted, such a regulatory approach by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA's approach is unknown, it may be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

Some of our operations are subject to federal and state laws prohibiting “kickbacks” and other laws designed to prohibit payments for referrals and eliminate healthcare fraud.

Federal and state anti-kickback and similar laws prohibit payment, or offers of payment, in exchange for referrals of products and services for which reimbursement may be made by Medicare or other federal and state healthcare programs. Some state laws contain similar prohibitions that apply without regard to the payer of reimbursement for the services. Under a federal statute, known as the “Stark Law” or “self-referral” prohibition, physicians, subject to certain exceptions, are prohibited from referring their Medicare or Medicaid program patients to clinical laboratories with which the physicians or their immediate family members have a financial relationship, and the laboratories are prohibited from billing for services rendered in violation of Stark Law referral prohibitions. Violations of the federal Anti-Kickback Law and Stark Law may be punished by civil and criminal penalties, and/or exclusion from participation in federal health care programs, including Medicare and Medicaid.  States may impose similar penalties. The Health Care Reform Law significantly strengthened provisions of the Federal False Claims Act and Anti-Kickback Law provisions, and other health care fraud provisions, leading to the possibility of greatly increased qui tam suits by private citizen “relators” for perceived violations of these laws. There can be no assurance that our activities will not come under the scrutiny of regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen relators under federal or state false claims laws.

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

From time to time we may need to change our operations, particularly pricing or billing practices, in response to changing interpretations of these laws and regulations, or regulatory or judicial determinations with respect to these laws and regulations. These occurrences, regardless of their outcome, could damage our reputation and harm important business relationships that we have with healthcare providers, payers and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we would be required to refund amounts that were billed and collected in violation of such laws and regulations. In addition, we may voluntarily refund amounts that were alleged to have been billed and collected in violation of applicable laws and regulations. In either case, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs and the loss of licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could harm our operating results and financial condition.

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

We continuously conduct internal audits on current and historical billings to protect against errors related to any of the above. One of these audits has led us to retain an independent consulting firm to assess if any violations to the foregoing regulations have occurred in the historical billings by our laboratories. If the review determines that any overpayment was received, we will inform the relative party and make arrangements to repay any overpayment.

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

The CMS pays laboratories on the basis of a fee schedule that is reviewed and re-calculated on an annual basis. CMS may change the fee schedule upward or downward on billing codes that we submit for reimbursement on a regular basis; our revenue and business may be adversely affected if the reimbursement rates associated with such codes are reduced. Even when reimbursement rates are not reduced, policy changes add to our costs by increasing the complexity and volume of administrative requirements. Medicaid reimbursement, which varies by state, is also subject to administrative and billing requirements and budget pressures. Recently, state budget pressures have caused states to consider several policy changes that may impact our financial condition and results of operations, such as delaying payments, reducing reimbursement, restricting coverage eligibility and service coverage, and imposing taxes on our services.

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

During the last half of 2014 and the first three quarters of 2015, the Company experienced difficulty in delivering accurate electronic submissions to third party payers. The difficulties arose from a variety of factors, including pressure, scrutiny and requirement for additional information from payers related to toxicology services, difficulty complying with CMS’s new HCPCS codes for toxicology services, difficulty in accurately billing for internal reference laboratory work, and complications arising from the implementation of new billing technology. These difficulties have a significant impact on the time it takes the Company to collect its receivables and consequently on its cash flow from operations. The Company believes that these difficulties were corrected in the fourth quarter of 2015, but there can be no assurance that CMS and other third party payers will not change their requirements resulting in further billing related difficulties.

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

The Company has implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both federal privacy and security regulations and varying state privacy and security laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, the Company may also be required to comply with the laws of those other countries. The federal privacy regulations restrict the Company's ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. Due to the enactment of HITECH and an increase in the amount of monetary financial penalties, government enforcement has also increased. It is not possible to predict what the extent of the impact on business will be, other than heightened scrutiny and emphasis on compliance. If the Company does not comply with existing or new laws and regulations related to protecting the privacy and security of health information it could be subject to significant monetary fines, civil penalties or criminal sanctions. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues. For example, the Company could incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information.

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

In addition, Medicare and Medicaid and private insurers have increased their efforts to control the cost, utilization and delivery of health care services, including clinical laboratory services. Measures to regulate health care delivery in general, and clinical laboratories in particular, have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. Pursuant to legislation passed in late 2003, the percentage of Medicare beneficiaries enrolled in Medicare managed care plans has increased. The percentage of Medicaid beneficiaries enrolled in Medicaid managed care plans has also increased, and is expected to continue to increase. Changes to, or repeal of, the Health Care Reform Law, the health care reform legislation passed in 2010, also may continue to affect coverage, reimbursement, and utilization of laboratory services, as well as administrative requirements, in ways that are currently unpredictable.

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

As an employer, health care reform legislation also contains numerous regulations that will require the Company to implement significant process and record keeping changes to be in compliance. These changes increase the cost of providing healthcare coverage to employees and their families. Given the limited release of regulations to guide compliance, as well as potential changes to or repeal of the Health Care Reform Law, the exact impact to employers including the Company is uncertain.

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

Part of the Company's strategy involves deploying capital in investments that enhance the Company's business, which includes pursuing strategic acquisitions to strengthen the Company's capabilities and increase its presence in key geographic areas. Since January 1, 2013, the Company has acquired the Hospital Assets, clinical laboratories in California, New Jersey and New Mexico in addition to Clinlab, Medical Mime and CollabRx. However, the Company cannot assure that it will be able to identify acquisition targets that are attractive to the Company or that are of a large enough size to have a meaningful impact on the Company's operating results. Furthermore, the successful closing and integration of a strategic acquisition entails numerous risks, including, among others:

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

The loss of key management personnel or the inability to attract and retain experienced and qualified employees at the Company's clinical laboratories and at the hospital could adversely affect the business. The success of the Company is dependent in part on the efforts of key members of its management team.

In addition, the success of the Company's clinical laboratories also depends on employing and retaining qualified and experienced laboratory professionals, including specialists, who perform clinical laboratory testing services. The Company will also need to recruit and hire a complete staff for the hospital, including doctors and other healthcare professionals. In the future, if competition for the services of these professionals increases, the Company may not be able to continue to attract and retain individuals in its markets. The Company's revenues and earnings could be adversely affected if a significant number of professionals terminate their relationship with the Company or become unable or unwilling to continue their employment.

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

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt and other obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions and place us at a competitive disadvantage. As of December 31, 2016, we had total debt outstanding, excluding the effects of derivative liabilities and unamortized discounts, of approximately $9.1 million, all of which is short term. In addition, our capital lease obligations were approximately $3.6 million at December 31, 2016.

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

Failure to achieve and maintain an effective system of internal control over financial reporting may result in our not being able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our management has determined that as of December 31, 2016, we did not maintain effective internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. If the results of our remediation efforts regarding our material weaknesses are not successful, or if additional material weaknesses or significant deficiencies are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

Hardware and software failures, delays in the operation of computer and communications systems, the failure to implement system enhancements or cyber security breaches may harm the Company.

The Company's success depends on the efficient and uninterrupted operation of its computer and communications systems. A failure of the network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of the business and could result in the corruption or loss of data. While certain operations have appropriate disaster recovery plans in place, we currently do not have sufficient redundant facilities to provide IT capacity in the event of a system failure. Despite any precautions the Company may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, cybersecurity breaches and similar events at our various computer facilities could result in interruptions in the flow of data to the servers and from the servers to clients.

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

Our Chief Executive Officer is in the process of renewing his visa to enter the United States.

Our Chief Executive Officer is Seamus Lagan, who also acts as our interim Chief Financial Officer. In 2014, through Alcimede LLC (of which Mr. Lagan is the sole manager) Mr. Lagan received an E2 Visa and worked at the Company’s offices in West Palm Beach, Florida. His visa expired in late 2016. Mr. Lagan is now in the process of applying for a new E2 visa. Historical financing activities have been completed by our CEO. No assurance can be given as to when or if his new visa will be granted, and a continued lengthy absence of Mr. Lagan from the United States may have a material adverse effect on the Company’s business or ability to secure additional financing.

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

As a public company with common stock listed on The NASDAQ Capital Market, we must comply with various laws, regulations and requirements, including certain provisions of the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and The NASDAQ Stock Market. Complying with these statutes, regulations and requirements, including our public company reporting requirements, continues to occupy a significant amount of the time of our board of directors and management and involves significant accounting, legal and other expenses. We will need to hire additional accounting personnel to handle these responsibilities, which will increase our operating costs. Furthermore, these laws, regulations and requirements could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

We have never declared or paid cash dividends on our Common Stock. We anticipate that we will retain our earnings, if any, for future growth and therefore do not anticipate paying any cash dividends in the foreseeable future. Accordingly, our stockholders will not realize a return on their investment unless the trading price of our Common Stock appreciates, which is uncertain and unpredictable.

We may use our stock to pay, to a large extent, for future acquisitions or for the repayment of debt, which would be dilutive to investors.

We may choose to use additional stock to pay, to a large extent, for future acquisitions, and believe that doing so will enable us to retain a greater percentage of our operating capital to pay for operations and marketing. Price and volume fluctuations in our stock might negatively impact our ability to effectively use our stock to pay for acquisitions, or could cause us to offer stock as consideration for acquisitions on terms that are not favorable to us and our stockholders. If we did resort to issuing stock in lieu of cash for acquisitions under unfavorable circumstances, it would result in increased dilution to investors.

Our Common Stock is subject to substantial dilution.

The Company has outstanding options, warrants, convertible preferred stock and convertible debt. Exercise of the options and warrants, and/or conversion of the convertible preferred stock and debt could result in substantial dilution of our Common Stock and a decline in its market price.

The following table presents the dilutive effect of our various potential common shares as of December 31, 2016, as adjusted for the Reverse Stock Split:

Common shares outstanding	2,800,377
Dilutive potential shares:
Stock options	709,025
Warrants	1,407,647
Convertible debt	1,427,954
Convertible preferred stock	3,726,667
Total dilutive potential	7,271,293

Fully diluted common shares outstanding	10,071,670

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company does not own any real property. The table below summarizes certain information as to our principal facilities as of March 23, 2016:

Location	Purpose	Type of Occupancy
West Palm Beach, Florida	Corporate Headquarters	Leased through February 28, 2021
Charlotte, North Carolina(1)	Offices	Leased through September 30, 2017
San Francisco, California(3)	Offices	Leased through August 31, 2017
Orange City, Florida(1)	Offices	Leased through December 31, 2018
Oneida, Tennessee(4)	Medical Facility and Laboratory	Owned
Riviera Beach, Florida(2)	Laboratory	Leased through April 30, 2018

_______________

(1)	Supportive Software Solutions segment.
(2)	Clinical Laboratory Operations segment.
(3)	Decision Support and Informatics segment.
(4)	Hospital

We believe that each of our facilities as presently equipped has the production capacity for its currently foreseeable level of operations.

Item 3.	Legal Proceedings

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

The Company’s Epinex Diagnostics Laboratories, Inc. subsidiary had been sued in a California state court by two former employees who alleged that they were wrongfully terminated, as well as for a variety of unpaid wage claims. The parties entered into a settlement agreement of this matter on July 29, 2016 for approximately $0.2 million, and the settlement was consummated on August 25, 2016. In October of 2016, the plaintiffs in this matter filed a motion with the court seeking payment for attorneys’ fees in the approximate amount of $0.7 million. On March 24, 2017, the court granted plaintiffs’ motion for payment of attorneys’ fees in the amount of $0.3 million, and the Company has accrued this amount in its consolidated financial statements.

In February 2016, the Company received notice that the Internal Revenue Service (the “IRS”) had placed a lien against Medytox and its subsidiaries related to unpaid 2014 income taxes due, plus penalties and interest, in the amount of $5.0 million. The Company paid $0.1 million toward its 2014 tax liability in March 2016. The Company filed its 2015 Federal tax return on March 15, 2016 and the accompanying election to carryback the reported net operating losses was filed in April 2016. On August 24, 2016, the lien was released, and in September of 2016 the Company received a refund from the IRS in the amount of $1.9 million. In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return. The Company is currently unable to predict the outcome of the audit or any liability to the Company that may result from the audit.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid state income taxes in the approximate amount of $0.9 million, including penalties and interest. On January 25, 2017, the Company paid the DOR $250,000 as partial payment on this liability, and in February 2017 the Company entered into a Stipulation Agreement with the DOR which will allow the Company to pay the remainder of the amount due to the DOR over a period of 12 months. If at any time during the Stipulation period the Company fails to timely file any required tax returns with the DOR or does not meet the payment obligations under the Stipulation Agreement, the entire amount due will be accelerated.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra. On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. In January and February of 2017, the Company made payments to Tetra in connection with this judgment aggregating to $0.7 million, and on February 15, 2017 the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due would be paid in 24 equal monthly installments, commencing on May 1, 2017.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage. On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due would be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%.

On December 7, 2016, the holders of two outstanding notes that the Company assumed in the Merger filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of $0.4 million, including accrued interest. A request for entry of default judgment was filed on January 24, 2017. The Company has attempted to work out a payment arrangement with the plaintiffs, but to date has not been able to consummate such an arrangement. A Case Management Conference is scheduled for September 5, 2017.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the NASDAQ Capital Market under the symbol RNVA since November 3, 2015. Prior to that date our common stock was listed on the NASDAQ Capital Market under the symbol CLRX. The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Capital Market for the periods indicated, as adjusted to reflect the 1-10 reverse stock split that was effective on November 2, 2015, as well as the Reverse Stock Split. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low
March 31, 2015	$822.08	$177.98
June 30, 2015	$378.04	$197.00
September 30, 2015	$240.02	$135.01
December 31, 2015	$209.99	$38.61
March 31, 2016	$39.90	$17.11
June 30, 2016	$34.80	$15.60
September 30, 2016	$22.15	$5.19
December 31, 2016	$6.90	$2.41

Holders

As of March 13, 2017, there were 131 holders of record of the Company’s common stock.

Dividend Distributions

We have never declared or paid any cash dividends on our common stock, nor do we anticipate any cash dividends on our common stock in the foreseeable future. The Company accrued a monthly dividend to the holders of the Medytox Series B Preferred Stock pursuant to the terms of the Medytox Series B Preferred Stock. Dividends of $1,627,188 were accrued during the year ended December 31, 2015. All shares of Medytox Series B Preferred Stock were cancelled as a result of the Merger in exchange for shares of Rennova Series B Preferred Stock, which were subsequently converted into common stock. The holders of the Rennova Series G Preferred Stock and the Rennova Series H Preferred Stock receive dividends at the same time any dividend is paid on shares of common stock in an amount equal to the amount such holder would have received if such shares of preferred stock were converted into common stock.

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

2007 Incentive Award Plan

The Company’s 2007 Equity Participation Plan (“2007 Equity Plan”), as amended, which became available upon the completion of the Merger, authorizes an aggregate of 50 million shares of common stock to be available for grant pursuant to the 2007 Equity Plan, plus the number of shares of common stock which are or become available for issuance under the 1998 Equity Plan and the Director Option Plan and which are not thereafter issued under such plans. The 2007 Equity Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards. The option exercise price of all stock options granted pursuant to the 2007 Equity Plan will not be less than 100% of the fair market value of the common stock on the date of grant. Stock options may be exercised as determined by the Board, but in no event after the tenth anniversary date of grant, provided that a vested nonqualified stock option may be exercised up to 12 months after the optionee's death. Awards granted under the 2007 Equity Plan are generally subject to vesting at the discretion of the Compensation Committee of the Board of Directors. As of December 31, 2016, 1,004,760 shares were available for issuance under the 2007 Equity Plan.

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2016:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights(1)	(c) Number of shares remaining available for future issuances under equity compensation plans (excluding shares reflected in column (a))

Equity compensation plans approved by stockholders	709,025	$129.43	49,342,374(2)

Equity compensation plans not approved by stockholders	–	–	n/a

Total	709,025	$129.43	49,342,374(2)

____________________

n/a - not applicable.

(1) See Note 10 of the Consolidated Financial Statements for additional information about weighted average exercise prices.

(2) Reflects shares reserved for issuance pursuant to awards which may be granted pursuant to the 2007 Equity Plan.

Recent Sales of Unregistered Securities

On November 7, 2016, we issued 8,334 shares of our common stock to a third party consultant for services to be rendered over a 12 month period.

On November 15, 2016, we exchanged $0.1 million of accrued dividends payable to a stockholder for 7,408 shares of common stock and warrants to purchase 7,408 shares of common stock.

The issuance of these securities was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the notes thereto included elsewhere in this report.  This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996.  Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “intend” or “estimate” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements (see Item 1A, “Risk Factors”).

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

We are a healthcare enterprise that delivers products and services to healthcare providers, their patients and individuals. Beginning in 2017, we intend to operate in four synergistic divisions: 1) Clinical diagnostics through our clinical laboratories; 2) supportive software solutions to healthcare providers including Electronic Health Records (“EHR”), Laboratory Information Systems and Medical Billing services; 3) Decision support and interpretation of cancer and genomic diagnostics; and 4) the recent addition of a hospital in Tennessee. We aspire to create a more sustainable relationship with our customers by offering needed and interoperable solutions to capture multiple revenue streams from medical providers.

Our Services

During the years ended December 31, 2016 and 2015, we operated in three business segments: (i) Clinical Laboratory Operations; (ii) Supportive Software Solutions; and (iii) Decision Support and Informatics.

Our principal line of business to date is laboratory blood and urine testing services performed by our Clinical Laboratory Operations business segment, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Testing services to rehabilitation facilities represented approximately 75% of our revenues for the year ended December 31, 2016 and 95% of our revenues for the year ended December 31, 2015.

Our Supportive Software Solutions segment provides a customizable Electronic Health Record (“EHR”) and revenue cycle management services providing a full suite of billing services to substance abuse and behavioral health providers, as well as a dictation-based ambulatory EHR for physician practices and advanced transcription services.

Our Decision Support and Informatics business segment develops and markets medical information and clinical decision support products and services intended to set a standard for the clinical interpretation of genomics-based, precision medicine.  CollabRx offers interpretation and decision support solutions that enhance cancer diagnoses and treatment through actionable data analytics and reporting for oncologists and their patients.

On January 13, 2017, we closed on an asset purchase agreement to acquire certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Hospital Assets”). The Hospital Assets include a 52,000 square foot hospital building and 6,300 square foot professional building on approximately 4.3 acres. Scott County Community Hospital is classified as a Critical Access Hospital (rural) with 25 beds, a 24/7 emergency department, operating rooms and a laboratory that provides a range of diagnostic services. Scott County Community Hospital closed in July 2016 in connection with the bankruptcy filing of its parent company, Pioneer Health Services, Inc. We acquired the Hospital Assets out of bankruptcy for a purchase price of $1.0 million. We expect to have the hospital open in part in the second quarter of 2017, and that the hospital, which has since been renamed Big South Fork Medical Center, will be fully operational by the third quarter of 2017, in each case, subject to the receipt of the necessary licenses and regulatory approvals. We believe that once the hospital becomes fully operational it will provide us with a stable revenue base, as well as the potential for significant synergistic opportunities with our Clinical Laboratory Operations business segment.

Outlook

While our Clinical Laboratory Operations continue to account for a substantial portion of our consolidated revenues, these revenues have decreased significantly over the past 12 to 18 months. This decline in revenues has had a material adverse impact on our liquidity, results of operations and financial condition, and is the result of increased scrutiny of all service providers, lower third-party reimbursement and our status, in many cases, as an “out of network” service provider. These trends have impacted our entire industry, and have been accompanied by allegations of irregularities in the practices of a number our competitors and substance abuse facilities. In response, we have put in place a robust compliance program that we are implementing in all facets of our business. As a result, some clients have returned to us and new ones are taking note of the compliance efforts we have been undertaking.

We believe that our ability to grow our clinical laboratory revenues and return to the profitability we experienced in fiscal 2014 and years prior are dependent on our ability to secure “in-network” contracts with insurance companies and other third party payers which will then ensure adequate and timely payment for the toxicology, clinical pharmacogenetics and other testing services we perform. These third party payers are now generally unwilling to reimburse service providers who are not part of their network, a departure from prior industry practices and a trend that has developed during the two years. While we have made some progress in securing “in network” contracts with payers during the past year, it has not been reflected in our revenues for the year ended December 31, 2016. However, we do anticipate that significant new opportunities to become credentialed with certain large third party payers will arise in fiscal 2017, which would have a significant positive impact on our future revenues. In addition, we have made a number of changes to our onboarding policies and procedures to ensure that, on a going forward basis, substantially all services that we performed will be reimbursable.

We have also increased the customer base for our EHR software and billing products and therefore expect increased revenues in our Supportive Software Solutions segment in fiscal 2017.

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

We have identified the policies and significant estimation processes discussed below as critical to our business and to the understanding of our results of operations. For a detailed application of these and other accounting policies, see Note 2 to the accompanying audited consolidated financial statements as of and for the year ended December 31, 2016.

Revenue Recognition

Service revenues are principally generated from laboratory testing services, including chemical diagnostic tests such as blood analysis and urine analysis. Laboratory service revenues are recognized at the time the testing services are performed and billed and are reported at their estimated net realizable amounts.

Net service revenues are determined utilizing gross service revenues net of contractual adjustments and discounts. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payer such as a commercial insurance provider, Medicaid or Medicare to pay all or a portion of their healthcare expenses; the majority of services provided by us are to patients covered under a third party payer contract. In most cases, the Company is provided the third party billing information and seeks payment from the third party in accordance with the terms and conditions of the third party payer for health service providers like us. Each of these third party payers may differ not only in terms of rates, but also with respect to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of procedures and judgments that require industry specific healthcare experience and an understanding of payer methods and trends. Despite follow up billing efforts, the Company does not currently anticipate collection of a significant portion of self-pay billings, including the patient responsibility portion of the billing for patients covered by third party payers. The Company currently does not have any capitated agreements.

We review our calculations for the realizability of gross service revenues on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payer groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payer groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed. This calculation is routinely analyzed by us on the basis of actual allowances issued by payers and the actual payments made to determine what adjustments, if any, are needed. Based on the calculations at December 31, 2016 and 2015, we determined that the collectible portion of our gross billings that should be reflected in net revenues was approximately 11% and 13%, respectively, of the outgoing gross billings.

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

At December 31, 2016, we determined that a portion of our laboratory service equipment was impaired and we recorded an impairment charge of $0.8 million, and we also recorded an impairment charge for our equity investment in Genomas, Inc. (“Genomas”) in the amount of $0.25 million. At December 31, 2015, we determined that all of our goodwill and intangible assets were impaired, and we recorded an impairment charge totaling $20.1 million.

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

Stock Based Compensation

We account for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

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

Year ended December 31, 2016 compared to year ended December 31, 2015

The following table summarizes the results of our consolidated operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016		2015
	$	%	$	%
Net revenues	$5,245,111	100.0%	$18,393,038	100.0%
Operating expenses:
Direct costs of revenue	1,695,233	32.3%	9,339,644	50.8%
General and administrative expenses	23,695,381	451.8%	27,346,160	148.7%
Sales and marketing expenses	2,457,050	46.8%	3,763,802	20.5%
Bad debt expense	3,630,685	69.2%	99,754	0.5%
Impairment charges	1,038,285	19.8%	20,143,320	109.5%
Engineering expenses	2,074,463	39.6%	415,482	2.3%
Depreciation and amortization	3,046,902	58.1%	2,749,850	15.0%
Loss from operations	(32,392,888)	-617.6%	(45,464,974)	-247.2%
Other (expense) income, net	(955,827)	-18.2%	474,215	2.6%
Income tax benefit	(735,028)	-14.0%	(9,028,253)	-49.1%
Net loss	$(32,613,687)	-621.8%	$(35,962,506)	-195.5%

Net Revenues

Consolidated net revenues were $5.2 million for the year ended December 31, 2016, as compared to $18.4 million for the year ended December 31, 2015, a decrease of $13.1 million, or 71%. The decrease is mainly due to the decline in Clinical Laboratory Operations revenue resulting from an 81% decrease in insured test volume in 2016 as compared to 2015, as a number of large third party payers are now generally unwilling to reimburse service providers who are not part of their network, a departure from prior industry practices. Our focus on the provision of diagnostic services to the substance abuse sector was a factor in this reduction of revenue. The third party payers have dramatically changed the way they reimburse for this sector. The Company has made progress in expanding into a wider and more varied market place and that combined with aggressive consolidation and cost cutting is expected to reduce the losses incurred in this sector in the future.

Direct Cost of Revenue

Direct costs of revenue decreased by 82%, from $9.3 million for the year ended December 31, 2015 to $1.7 million for the year ended December 31, 2016. The decrease is a result of the 60% decline in total samples processed and the transition of a significant portion of our testing from external reference laboratories to internal processing.

General and Administrative Expenses

General and administrative expenses decreased by $3.7 million, or 13%, for the year ended December 31, 2016 as compared to the same period of a year ago. The decrease is mainly due to decreased stock-based compensation in the amount of $2.5 million, decreased contracted labor expense of $1.2 million and a reduction in employee compensation costs and related expenses of approximately $1.0 million, partially offset by expenses associated with the Company’s financial support of Epinex Diagnostics, Inc. in the amount of $0.8 million and Genomas in the amount of $0.4 million (see note 15 to the consolidated financial statements).

Sales and Marketing Expenses

The decline in sales and marketing expenses of $1.3 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to the decline in commissionable collections related to the decline in net revenues.

Bad Debt Expense

Bad debt expense for the year ended December 31, 2016 was $3.6 million, as compared to $0.1 million for the same period of a year ago, mainly due to the $3.5 million bad debt charge related to receivables in our Clinical Laboratory Operations segment.

Impairment Charges

During the year ended December 31, 2016, we recognized an impairment charge of $0.8 million with respect to some of our idle laboratory equipment, which was primarily due to the decrease in sample volume at our Clinical Laboratory Operations segment. In addition, we determined that our $0.25 million investment in Genomas was fully impaired at December 31, 2016. During the year ended December 31, 2015, we determined that all of our goodwill and intangible assets were fully impaired, and we recorded an impairment charge of $20.1 million.

Engineering Expenses

Engineering expenses of $2.1 million for the year ended December 31, 2016 reflect a full year of development expenses at our Decision Support and Informatics business segment, which was acquired on November 2, 2015.

Depreciation and Amortization Expenses

Depreciation and amortization expense increased by $0.3 million during the year ended December 31, 2016 as compared with the prior year period, mainly due to increased depreciation expense for leasehold improvements at some of our laboratory facilities.

Loss from Operations

Our operating loss decreased from $45.5 million for the year ended December 31, 2015 to $32.4 million for the year ended December 31, 2016. The decrease is mainly due to lower impairment charges in the amount of $19.1 million and lower direct costs of revenue in the amount of $7.6 million, partially offset by the $13.1 million reduction in net revenues for the year.

Other (Expense) Income, net

Other expense, net, of $1.0 million for the year ended December 31, 2016 primarily consists of $5.4 million in non-cash gains on the change in fair value of derivative financial instruments related to convertible notes and warrants, which was more than offset by $6.3 million of interest expense, which includes interest charges of $1.3 million related to a $5 million prepaid forward purchase contract, $0.8 million related to our capital lease obligations (see “Liquidity and Capital Resources”) and $3.0 million of non-cash interest expense related to the accretion of debt discounts. Other income, net of $0.5 million for the year ended December 31, 2015 includes a gain on the change in fair value of derivative instruments of $2.9 million and a gain on a legal settlement in the amount of $0.3 million, largely offset by interest expense in the amount of $2.7 million.

Income tax benefit

During the year ended December 31, 2015, we recorded an income tax benefit in the amount of $9.0 million, with no comparable amount in 2016.

Net loss

Our net loss for the year ended December 31, 2016 was $32.6 million, as compared to $36.0 million for the same period of a year ago. The change is primarily due to the $13.1 million decrease in operating loss in 2016, largely offset by the $9.0 million income tax benefit recognized in 2015.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Year Ended December 31,
Clinical Laboratory Operations	2016	2015	Change	%

Net revenues	$3,716,662	$17,501,189	$(13,784,527)	-78.8%
Operating expenses:
Direct costs of revenue	1,185,301	9,013,011	(7,827,710)	-86.8%
Bad debt expense	3,411,523	–
General and administrative expenses	9,610,137	14,730,892	(5,120,755)	-34.8%
Sales and marketing expenses	1,749,499	3,748,891	(1,999,392)	-53.3%
Impairment charges	788,285	5,027,860	(4,239,575)	NM
Depreciation and amortization	2,485,207	2,178,423	306,784	14.1%

(Loss) income from operations	$(15,513,290)	$(17,197,888)	$5,096,121	-29.6%

Key Operating Measures - Revenues:
Insured tests performed	230,647	1,236,640	(1,005,993)	-81.3%
Net revenue per insured test	$16.11	$14.15	$1.96	13.9%
Revenue recognition percent of gross billings	11.0%	13.0%	-2.0%

Key Operating Measures - Direct Costs:
Total samples processed	30,456	76,819	(46,363)	-60.4%
Direct costs per sample	$38.92	$117.33	$(78.41)	-66.8%

The reduction in insured tests performed in 2016, negatively impacted our revenues by $14.2 million, while the increase in net revenue per insured test positively impacted our revenues by $0.5 million. The decrease in direct costs per sample resulted in a $2.4 million reduction in direct costs of revenue, while the decrease in the number of samples processed resulted in a $5.4 million reduction in direct costs of revenue.

The decrease in general and administrative expenses is due to allocations of corporate overhead in the first half of 2015, with no comparable amount in 2016.

The following table presents key financial metrics for our Supportive Software Solutions segment:

	Year Ended December 31,
Supportive Software Solutions	2016	2015	Change	%

External revenues	$834,158	$805,899	$28,259	3.5%
Intersegment revenues	1,254,338	2,096,768	(842,430)	-40.2%
Total net revenues	2,088,496	2,902,667	(814,171)	-28.0%
Operating expenses:
Direct costs of revenue	293,134	309,334	(16,200)	NM
General and administrative expenses	5,483,497	6,882,920	(1,399,423)	-20.3%
Bad debt	219,062	99,754	119,308	NM
Impairment charges	–	2,742,934	(2,742,934)	-100.0%
Depreciation and amortization	651,872	678,201	(26,329)	-3.9%

Loss from operations	$(4,559,069)	$(7,810,476)	$3,251,407	-41.6%

The decrease in net revenues from 2016 is due to a reduction in the amounts charged by our Supportive Software Solutions group to our Clinical Laboratory Operations group for services provided. The decrease in general and administrative expenses is primarily due to a reduction of contracted labor related to our software development activities.

The following table presents key financial metrics for our Decision Support and Informatics Operations segment:

	Year Ended December 31,
Decision Support and Informatics Operations	2016	2015	Change	%

Net revenues	$694,291	$85,950	$608,341	NM
Operating expenses:
Direct costs of revenue	25,948	17,299	8,649	NM
General and administrative expenses	921,193	281,190	640,003	NM
Sales and marketing expenses	696,882	14,912	681,970	NM
Engineering expenses	2,074,463	415,482	1,658,981	NM
Impairment of goodwill and intangible assets	–	12,372,526	(12,372,526)	NM
Depreciation and amortization	41,462	8,006	33,456	NM

Loss from operations	$(3,065,657)	$(13,023,465)	$9,957,808	NM

The results above reflect a full year of operations for this business segment, which the Company began consolidating on November 2, 2015, the date of the Merger.

	Year Ended December 31,
Decision Support and Informatics Operations	2016	2015	Change	%

Net revenues	$694,291	$85,950	$608,341	NM
Operating expenses:
Direct costs of revenue	25,948	17,299	8,649	NM
General and administrative expenses	921,193	281,190	640,003	NM
Sales and marketing expenses	696,882	14,912	681,970	NM
Engineering expenses	2,074,463	415,482	1,658,981	NM
Impairment of goodwill and intangible assets	–	12,372,526	(12,372,526)	NM
Depreciation and amortization	41,462	8,006	33,456	NM

Loss from operations	$(3,065,657)	$(13,023,465)	$9,957,808	NM

The following table presents key financial metrics for our Corporate group:

	Year Ended December 31,
Corporate	2016	2015	Change	%

Operating expenses:
General and administrative expenses	$8,936,493	$7,482,927	$1,453,566	19.4%
Direct costs of revenue	190,850	–	190,850	NM
Sales and marketing expenses	9,168	–	9,168	NM
Impairment charge	250,000	–	250,000	NM
Depreciation and amortization	(131,639)	5,424	(137,063)	NM

Loss from operations	$(9,254,872)	$(7,488,351)	$(1,766,521)	23.6%

The increase in general and administrative expenses is mainly due to the allocation of corporate overhead expenses to other business segments in the first half of 2015, partially offset by a decrease in stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

The Company had historically utilized cash generated from operations and various credit facilities to fund working capital needs, acquisitions and capital expenditures. Since the consummation of the Merger on November 2, 2015, we have financed our operations primarily from the sale of our equity securities, short-term advances from related parties and the proceeds we received from pledging certain of our accounts receivable as discussed below. Future cash needs for working capital, capital expenditures and potential acquisitions will require management to seek additional equity or obtain additional credit facilities. The sale of additional equity will result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

At December 31, 2016, we had cash on hand of approximately $78,000, a working capital deficit of $16.3 million and a stockholders’ deficit of $14.9 million. In addition, we incurred a net loss of $31.0 million during the year ended December 31, 2016. As of the date of this report, our cash position is critically deficient and payments critical to our ability to operate are not being made in the ordinary course. Our fixed operating expenses, including payroll, rent, capital lease payments and other fixed expenses, including the costs required to reopen Big South Fork Medical Center, are approximately $2.1 million per month. Our failure to raise additional capital in the coming weeks will have a material adverse effect on our ability to operate our business. In addition, we will be required to raise additional capital in order to fund our operations for the next twelve months. There can be no assurances that we will be able to raise the necessary capital on terms that are acceptable to us, or at all. If we are unable to secure the necessary funding as and when required, it will have a material adverse effect on our business and we may be required to downsize, further reduce our workforce, sell some of our assets or possibly curtail or even cease operations, raising substantial doubt about our ability to continue as a going concern.

From time to time during the year ended December 31, 2016, we received short term advances from Christopher Diamantis, a member of our Board of Directors, in the amount of $5.7 million to assist us with our working capital requirements. All of these advances were repaid during 2016 with the proceeds we received from the various debt and equity issuances discussed below. In January and February of 2017, we received additional advances from Mr. Diamantis in the amount of $3.3 million. On March 7, 2017 we issued a promissory note to Mr. Diamantis in the amount of $3.8 million (the “2017 Diamantis Note”) in connection with the advances we received in 2017, plus accrued and unpaid interest reflecting the advances we received in both fiscal 2016 and 2017, in the amount of $0.5 million.

On February 2, 2017, we issued $1.59 million of convertible debentures (the “February Debentures”) and received net proceeds of $1.5 million.

On March 21, 2017, we issued $10.85 million aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due two years from the date of issuance (the “Convertible Debentures”) and three series of warrants to purchase shares of the Company’s common stock to several accredited investors. We received net proceeds from this transaction in the approximate amount of $8.4 million. We used $3.8 million of the net proceeds to repay the 2017 Diamantis Note and $0.75 million of the net proceeds to make a partial repayment on the TCA Debenture (as defined below). The remainder of the net proceeds are being used for general corporate purposes. In conjunction with the issuance of the Convertible Debentures, the holder of the February Debentures exchanged these debentures for $2.5 million of new debentures (the “Exchange Debentures” and, collectively with the Convertible Debentures, the “Debentures”) on the same terms as, and pari passu with, the Convertible Debentures and warrants. Additionally, the holders of an aggregate of $2.2 million stated value of the Company’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) exchanged such preferred stock into $2.7 million principal amount of Exchange Debentures and warrants. All of the Debentures contain a 24% original issue discount.

The Debentures are convertible into shares of the Company’s common stock at an initial conversion price equal of $1.66 per share, subject to adjustment as more fully described in the Debentures. The Debentures will begin to amortize monthly commencing on the 90th day following the closing date, except for the Exchange Debentures related to the Series H Preferred Stock, which began to amortize monthly on the closing date. On each monthly amortization date, the Company may elect to repay 5% of the original principal amount of Debentures in cash or, in lieu thereof, the conversion price of such Debentures will thereafter be 85% of the volume weighted average price at the time of conversion. In the event the Company does not elect to pay such amortization amounts in cash, each investor, in their sole discretion, may increase the conversion amount subject to the alternative conversion price by up to four times the amortization amount. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the Debentures. The Debentures are secured by all of our assets and are guaranteed by all of our subsidiaries.

We are obligated to file a registration statement registering for resale the shares underlying the Debentures and warrants on or before April 7, 2017, and to use our best efforts to cause the registration statement to be declared effective within 45 days of filing, or 75 days if the registration statement is reviewed. Additionally, we are required to seek shareholder approval to issue in excess of 20% of the Company’s issued and outstanding shares of common stock.

On March 31, 2016, we entered into an agreement to pledge certain of our accounts receivable as collateral against a prepaid forward purchase contract. The receivables had an estimated collectable value of $8.7 million which had been adjusted down to approximately $4.3 million and nil on our balance sheet as of March 31, 2016 and December 31, 2016, respectively. The consideration received was $5.0 million. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $0.5 million, (ii) all payments recovered from the accounts receivable up to $5.25 million, if paid in full within six months, or $5.5 million, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). As of March 31, 2017, we had not collected any amounts due on these receivables, and $6.0 million is currently due to the counterparty. We currently do not have the financial resources to satisfy this obligation. Mr. Diamantis has guaranteed the Company's payment obligation under this agreement.

On November 3, 2016, we received a Notice of Default from TCA Global Credit Master Fund, LP (“TCA”), the holder of a secured convertible debenture with an outstanding principal amount of $3.0 million (the “TCA Debenture”), related to our failure to pay the monthly principal and interest payments required under the TCA Debenture. Prior to our issuance of the Convertible Debentures on March 21, 2017, we had not made the last six required payments under the TCA Debenture, other than a $0.4 million payment we made in February of 2017. In conjunction with the issuance of the Convertible Debentures on March 21, 2017, we entered into a letter agreement with TCA, which (i) waives any non-payment default through March 21, ; (ii) provides for the $0.75 million payment discussed above; (iii) sets forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million is repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provides for payment of an additional service fee in the amount of $150,000. In addition, TCA entered into an intercreditor agreement with the purchasers of the Convertible Debentures which sets forth rights, preferences and priorities with respect to the security interests in our assets.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against us for our failure to make the required payments under an equipment leasing contract that we had with Tetra. On January 3, 2017, Tetra received a Default Judgment against us in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. In January and February of 2017, we made payments to Tetra in connection with this judgment aggregating to $0.7 million, and on February 15, 2017 we entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due would be paid in 24 equal monthly installments of $77,400 commencing on May 1, 2017.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against us for failure to make the required payments under an equipment leasing contract that we had with DeLage. On January 24, 2017, DeLage received a default judgment against us in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due is to be paid in variable monthly installments commencing in February of 2017 through January of 2019, with an implicit interest rate of 4.97%.

On December 20, 2016, we completed a public offering whereby the Company issued 12,350 shares of Series H Preferred Stock and received net proceeds of $11.8 million, net of offering costs of $0.5 million. The Series H Preferred Stock has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock at a conversion price of $2.70 per share. A total of $8.3 million of the net proceeds received from this offering was used to redeem 8,346 shares of our Series G Preferred Stock.

On December 7, 2016, the holders of the Tegal Notes (see note 7 to the consolidated financial statements) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of $0.4 million, including accrued interest. A request for entry of default judgment was filed on January 24, 2017. The Company has attempted to work out a payment arrangement with the plaintiffs, but to date has not been able to consummate such an arrangement.

In September of 2016, we received $0.4 million from the sale of convertible notes and warrants. On March 13, 2017 these securities were exchanged for 400,000 shares of our common stock.

Also in September of 2016, we were issued warrants from the Florida Department of Revenue (the “DOR”) for unpaid taxes related to the Company’s 2014 state income tax return in the amount of $0.9 million, including interest and penalties. On January 25, 2017, the Company paid the DOR $250,000 as partial payment on this liability, and in February 2017 the Company entered into a Stipulation Agreement with the DOR which requires monthly payments of $35,000 from March 2017 through January of 2018 and a final payment of approximately $0.3 million in February 2018. Under certain circumstances, the Company may be permitted to spread the final $0.3 million payment over an additional 12 months subsequent to January 2018. If at any time during the Stipulation period the Company fails to timely file any required tax returns with the DOR or does not meet the payment obligations under the Stipulation Agreement, the entire amount due will be accelerated.

On July 19, 2016, we closed a public offering of our equity securities whereby we issued 19,115,000 shares of our common stock and warrants to purchase an additional 19,115,000 shares of our common stock and received net proceeds of approximately $7.5 million. In conjunction with this offering, we also issued an additional 303,633 warrants to cover over-allotments. The proceeds were used for working capital and general corporate purposes, continued development of new diagnostics processes and methodologies, continued development, roll out and implementation of EHR and Revenue Cycle Management services, acquisitions and expansion of our business and for the repayment of certain related party notes and advances, including the outstanding balance on a related party note in the amount of $750,000, and $2.7 million that was owed to Mr. Diamantis.

The following table presents our capital resources as of December 31, 2016 and December 31, 2015:

	December 31,	December 31,
	2016	2015	Change

Cash	$77,979	$8,833,230	$(8,755,251)
Working capital	(16,344,128)	4,218,687	(20,562,815)
Total debt, excluding discounts and derivative liabilities	9,110,112	8,541,612	568,500
Capital lease obligations	3,570,174	3,717,879	(147,705)
Stockholders' deficit	$(14,885,896)	$(1,193,799)	$(13,692,097)

The following table presents the major sources and uses of cash for year ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Cash used in operations	$(19,863,680)	$(12,561,861)
Cash provided by investing activities	63,272	4,281,470
Cash provided by financing activities	11,045,157	14,707,375
Net change in cash	(8,755,251)	6,426,984
Cash and cash equivalents, beginning of year	8,833,230	2,406,246
Cash and cash equivalents, end of year year	$77,979	$8,833,230

The components of cash used in operations for the year ended December 31, 2016 and 2015 is presented in the following table:

	Year Ended December 31,
	2016	2015

Net loss	$(32,613,687)	$(35,962,506)
Non-cash adjustments to income	7,234,351	24,983,401
Accounts receivable	3,051,218	9,138,123
Accounts payable and accrued expenses	203,203	1,130,992
Other	2,261,235	(11,851,871)
Cash used in operations	$(19,863,680)	$(12,561,861)

The decrease in cash used in investing activities is primarily due to the completion of the build out of our Riviera Beach, Florida laboratory in 2015.

During the year ended December 31, 2016, we received proceeds from the issuance of equity securities of $19.3 million, partially offset by the redemption of preferred stock in the amount of $8.3 million, received proceeds from the issuance of non-related party debt in the amount of $5.4 million, made net repayments of related party debt in the amount of $4.4 million and made payments on capital leases of $0.9 million. During the year ended December 31, 2015, we received proceeds from the issuance of equity securities of $8.8 million and proceeds from the issuance of third party and related party debt in the amount of $8.6 million, made payments on notes payable and capital leases of $1.2 million and $1.1 million, respectively, and paid dividends on Medytox preferred stock in the amount of $0.4 million.

OTHER MATTERS

Inflation

We do not believe inflation has a significant effect on the Company’s operations at this time.

Off-Balance Sheet Arrangements

Through December 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other commercially narrow or limited purposes.

Potential de-Listing of the Company’s Common Stock

On January 11, 2017, we were notified by Nasdaq that we no longer comply with Nasdaq's audit committee requirements as set forth in Nasdaq Listing Rule 5605 (the "Rule"), which requires the audit committee of the Company's board of directors to have at least three members, each of whom must be independent directors as defined under the Rule. With the passing of Benjamin Frank in December of 2016, our audit committee currently consists of two independent directors. In accordance with Nasdaq Rule 5605(c)(4), We have until the earlier of our next annual shareholders' meeting or December 18, 2017 to regain compliance; or, if our next annual shareholders' meeting is held before June 16, 2017, then we must evidence compliance no later than June 16, 2017. If we do not regain compliance by the foregoing applicable dates, then Nasdaq will provide written notification to the Company that its securities will be delisted.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

RENNOVA HEALTH, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Rennova Health, Inc.

We have audited the accompanying consolidated balance sheets of Rennova Health, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rennova Health, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company, CPAs

Green & Company, CPAs

Temple Terrace, Florida

April 10, 2017

RENNOVA HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

For the Years Ended December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash	$77,979	$8,833,230
Accounts receivable, net	1,467,580	8,149,484
Prepaid expenses and other current assets	216,642	1,193,077
Income tax refunds receivable	1,458,438	3,813,066
Total current assets	3,220,639	21,988,857

Property and equipment, net	3,096,602	7,148,295
Deposits	165,152	232,774

Total assets	$6,482,393	$29,369,926

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable (includes related parties)	$3,351,388	$4,360,035
Accrued expenses	4,135,146	5,285,455
Income taxes payable	942,433	1,398,053
Current portion of notes payable	9,011,247	269,031
Current portion of notes payable, related party	328,500	5,133,888
Current portion of capital lease obligations	1,796,053	1,323,708
Total current liabilities	19,564,767	17,770,170

Other liabilities:
Notes payable, net of current portion	–	2,903,898
Capital lease obligations, net of current portion	1,774,121	2,394,171
Derivative liabilities	29,401	7,495,486

Total liabilities	21,368,289	30,563,725

Commitments and contingencies

Stockholders' deficit:
Series B preferred stock, $0.01 par value, 5,000 shares authorized, 0 and 5,000 shares issued and outstanding	–	50
Series C preferred stock, $0.01 par value, 10,350 shares authorized, 0 and 9,000 shares issued and outstanding	–	90
Series E preferred stock, $0.01 par value, 45,000 shares authorized, 0 and 45,000 shares issued and outstanding	–	450
Series G preferred stock, $0.01 par value, 14,000 shares authorized, 215 and 0 shares issued and outstanding	2	–
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 10,019 and 0 shares issued and outstanding	100
Common stock, $0.01 par value, 500,000,000 and 50,000,000 shares authorized, 2,800,377 and 488,398 shares issued and outstanding	28,004	4,884
Additional paid-in-capital	45,726,862	26,827,904
Accumulated deficit	(60,640,864)	(28,027,177)
Total stockholders' deficit	(14,885,896)	(1,193,799)
Total liabilities and stockholders' deficit	$6,482,393	$29,369,926

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015
Net Revenues	$5,245,111	$18,393,038

Operating expenses:
Direct costs of revenue	1,695,233	9,339,644
General and administrative expenses	23,695,381	27,346,160
Sales and marketing expenses	2,457,050	3,763,802
Engineering expenses	2,074,463	415,482
Bad debt expense	3,630,685	99,754
Impairment charges	1,038,285	20,143,320
Depreciation and amortization	3,046,902	2,749,850
Total operating expenses	37,637,999	63,858,012

Loss from operations	(32,392,888)	(45,464,974)

Other income (expense):
Other income	127,021	252
Loss on disposal of property and equipment	(153,234)	–
Change in fair value of derivative instruments	5,392,390	2,888,746
Gain on legal settlement	–	275,028
Interest expense	(6,322,004)	(2,689,811)
Total other (expense) income	(955,827)	474,215

Loss before income taxes	(33,348,715)	(44,990,759)

Income tax benefit	(735,028)	(9,028,253)

Net income	(32,613,687)	(35,962,506)

Preferred stock dividends	–	1,627,188

Net loss attributable to common stockholders	$(32,613,687)	$(37,589,694)

Net loss per common share:
Basic and diluted	$(30.17)	$(90.46)

Weighted average number of common shares outstanding during the period:
Basic and diluted	1,080,934	415,517

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2016 and 2015

	Preferred Stock (see note 10)
	Total		Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance at December 31, 2015	59,000	$590	488,398	$4,884	$26,827,904	$(28,027,177)	$(1,193,799)
Conversion of Series C Preferred shares into common stock	(260)	(3)	5,592	56	(53)	–	–
Cashless exercise of warrants	–	–	1,627	16	(16)	–	–
Shares issued in adjustment of prior conversion of preferred stock	–	–	1,687	17	(17)	–	–
Common shares cancelled	–	–	(1,366)	(14)	14	–	–
Issuance of shares for services	–	–	8,777	88	73,247	–	73,335
Exchange of Series C Preferred Stock and warrants for Series G Preferred Stock and warrants	5,053	51	–	–	(51)	–	–
Conversion of Series G Preferred Stock into common stock	(5,232)	(53)	387,542	3,875	(3,822)	–	–
Common stock and warrants issued for cash	–	–	637,167	6,372	7,514,664	–	7,521,036
Conversion of related party liabilities into common stock	–	–	192,223	1,922	2,229,907	–	2,231,829
Common stock granted to employees	–	–	24,271	243	248,376	–	248,619
Conversion of Series B Preferred shares into common stock	(5,000)	(50)	191,132	1,911	(1,861)	–	–
Cancellation of Series E Preferred Stock	(45,000)	(450)	–	–	450	–	–
Cancellation of warrants not qualifying for equity treatment	–	–	–	–	1,854,546	–	1,854,546
Reclassification of derivative liability	–	–	–	–	2,265,742	–	2,265,742
Warrants and beneficial conversion features related to the issuance of convertible notes	–	–	–	–	394,500	–	394,500
Stock-based compensation	–	–	–	–	858,868		858,868
Issuance of Series H Preferred Stock for cash	12,350	124	–	–	11,819,141	–	11,819,265
Redemption of Series G Preferred Stock	(8,346)	(83)	–	–	(8,346,067)	–	(8,346,150)
Conversion of Series H Preferred Stock into common stock	(2,331)	(24)	863,327	8,633	(8,609)	–	–
Net loss	–	–	–	–	–	(32,613,687)	(32,613,687)
Balance at December 31, 2016	10,234	$102	2,800,377	$28,004	$45,726,862	$(60,640,864)	$(14,885,896)

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the year ended December 31, 2016 and 2015

(continued)

	Preferred Stock (see note 10)		Common Stock		Additional paid-in	Noncontrolling	Retained	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Interests	Earnings	(Deficit)
Balance at December 31, 2014	305,000	$31	11,885,414	$118,854	$5,241,418	$121,004	$9,562,517	$15,043,824
Retrospective application of Reverse Stock Split	–	–	(11,489,233)	(114,892)	114,892	–	–	–
Common stock issued for services			10,583	106	2,904,894			2,905,000
Exercise of stock options			13,655	137	2,499,863			2,500,000
Stock-based compensation					722,829			722,829
Adjust noncontrolling interest in Biohealth						(121,004)		(121,004)
Conversion of preferred stock into common stock	(255,000)	(26)	2,959	30	(4)	–	–	–
Balance at November 2, 2015	50,000	5	423,378	4,234	11,483,893	–	9,562,517	21,050,649
Cancellation of Medytox shares	(50,000)	(5)	–	–	5	–	–	–
Issuance of Rennova shares	50,000	500	–	–	(500)	–	–	–
Stock issued for cash, net of offering costs of $1,156,663	9,000	90	21,506	215	8,843,032	–	–	8,843,337
Shares issued in merger with CollabRx, Inc.	–	–	43,514	435	13,520,829	–	–	13,521,264
Allocation of offering proceeds to derivative liabilities	–	–	–	–	(7,019,355)	–	–	(7,019,355)
Dividends on Series B Preferred Stock	–	–	–	–	–	–	(1,627,188)	(1,627,188)
Net loss	–	–	–	–	–	–	(35,962,506)	(35,962,506)
Balance at December 31, 2015	59,000	$590	488,398	$4,884	$26,827,904	$–	$(28,027,177)	$(1,193,799)

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015

Cash flows used in operating activities:
Net loss	$(32,613,687)	$(35,962,506)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,046,902	2,749,850
Non-cash gain on derivative instruments	(5,392,390)	(2,888,746)
Stock issued for services	73,335	2,905,000
Stock-based compensation	1,107,487	722,829
Bad debts	3,630,685	99,754
Impairment charges	1,038,285	20,143,320
Accretion of beneficial conversion feature and debt discount	2,951,023	1,526,422
Non-cash charges related to capital leases	725,790	–
Gain on extinguishment of debt	(100,000)	–
Gain on disposal of property and equipment	153,234	–
Gain on legal settlement	–	(275,028)
Changes in operating assets and liabilities:
Accounts receivable	3,051,218	9,138,123
Prepaid expenses and other current assets	976,435	(927,024)
Security deposits	(182,378)	(45,279)
Accounts payable	(905,637)	1,046,802
Accrued expenses	1,108,840	84,190
Income tax assets and liabilities	1,467,178	(10,502,959)
Deferred tax assets and liabilities	–	(376,609)
Net cash used in operating activities	(19,863,680)	(12,561,861)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(36,728)	(456,303)
Proceeds from the sale of property and equipment	100,000	–
Cash received in acquisitions	–	4,737,773
Net cash provided by investing activities	63,272	4,281,470

Cash flows provided by financing activities:
Dividends on Series B preferred stock	–	(441,311)
Proceeds from the issuance of preferred stock, common stock and warrants, net of offering costs of $1,614,485 and $1,156,663	19,340,302	8,843,337
Redemption of preferred stock	(8,346,150)	–
Proceeds from issuance of related party notes payable and advances	10,000,567	5,630,000
Proceeds from issuance of notes payable	5,394,500	3,000,000
Payments on related party notes payable and advances	(14,470,567)	–
Payments on notes payable	–	(1,218,459)
Payments on capital lease obligations	(873,495)	(1,106,192)
Net cash provided by financing activities	11,045,157	14,707,375

Net decrease in cash	(8,755,251)	6,426,984

Cash at beginning of period	8,833,230	2,406,246

Cash at end of period	$77,979	$8,833,230

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Basis of Presentation

Rennova Health, Inc. (“Rennova”), together with its subsidiaries (the “Company”), is a vertically integrated provider of a suite of healthcare related products and services. The Company’s principal lines of business are diagnostic laboratory services, supportive software solutions and decision support and informatics services. The Company presents its financial results based upon these three business segments.

Merger between the Company and Medytox Solutions, Inc.

On November 2, 2015, pursuant to the terms of the Agreement and Plan of Merger, dated as of April 15, 2015, by and among CollabRx, Inc. (“CollabRx”), CollabRx Merger Sub, Inc. (“Merger Sub”), a direct wholly-owned subsidiary of CollabRx formed for the purpose of the merger, and Medytox Solutions, Inc. (“Medytox”), Merger Sub merged with and into Medytox, with Medytox as the surviving company and a direct, wholly-owned subsidiary of CollabRx (the “Merger”). Prior to closing, the Company amended its certificate of incorporation to effect a 1-for-10 reverse stock split and to change its name to Rennova Health, Inc. In connection with the Merger, (i) each share of common stock of Medytox was converted into the right to receive 0.4096 shares of common stock of the Company, (ii) each share of Series B Preferred Stock of Medytox was converted into the right to receive one share of a newly-authorized Series B Convertible Preferred Stock of the Company, and (iii) each share of Series E Convertible Preferred Stock of Medytox was converted into the right to receive one share of a newly-authorized Series E Convertible Preferred Stock of the Company. This transaction was accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, as such, the historical financial statements of Medytox became the historical financial statements of the Company.

Holders of Company equity prior to the closing of the Merger (including all outstanding Company common stock and all restricted stock units, options and warrants exercisable for shares of Company common stock) held 10% of the Company’s common stock immediately following the closing of the Merger, and holders of Medytox equity prior to the closing of the Merger (including all outstanding Medytox common stock and all outstanding options exercisable for shares of Medytox common stock, but less certain options that were cancelled upon the closing pursuant to agreements between Medytox and such optionees) held 90% of the Company’s common stock immediately following the closing of the Merger, in each case on a fully diluted basis, provided, however, outstanding shares of the newly-designated Series B Convertible Preferred Stock and Series E Convertible Preferred Stock, certain outstanding convertible promissory notes exercisable for Company common stock after the closing and certain option grants expected to be made following the closing of the Merger are excluded from such ownership percentages.

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

Reverse Stock Split

On February 7, 2017, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-30 reverse stock split of the Company’s shares of common stock effective on February 22, 2017 (the “Reverse Stock Split”). The stockholders of the Company had approved an amendment to the Company’s Certificate of Incorporation on December 22, 2016 to effect a reverse split of all of the Company’s shares of common stock at a specific ratio within a range from 1-for-10 to 1-for-30, and granted authorization to the Board of Directors to determine in its discretion the specific ratio and timing of the reverse split prior to December 31, 2017.

As a result of the Reverse Stock Split, every 30 shares of the Company’s then outstanding common stock was combined and automatically converted into one share of the Company’s common stock, par value $0.01 per share. In addition, the conversion and exercise prices of all of the Company’s outstanding preferred stock, common stock purchase warrants, stock options and convertible notes payable were proportionately adjusted at the 1:30 reverse split ratio in accordance with the terms of such instruments. Proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as a result of the rounding up of fractional shares, as no fractional shares were issued in connection with the Reverse Stock Split.

The reverse stock split became effective at the close of business on February 22, 2017 and the Company’s common stock began trading on The NASDAQ Capital Market on a post-split basis on February 23, 2017. The par value and other terms of the common stock were not affected by the Reverse Stock Split. The authorized capital of the Company of 500,000,000 shares of common stock and 5,000,000 shares of preferred stock were also unaffected by the Reverse Stock Split. All share, per share and capital stock amounts as of and for the years ended December 31, 2016 and 2015 have been restated to give effect to the Reverse Stock Split.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company’s consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has recently accumulated significant losses and has negative cash flows from operations, and at December 31, 2016 had a working capital deficit and stockholders’ deficit of $16.3 million and $14.9 million, respectively. In addition, the Company’s cash position is critically deficient, critical payments are not being made in the ordinary course, and certain indebtedness in the amount of $6.0 million matured on March 31, 2017, which the Company does not have the financial resources to satisfy (see note 4), all of which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company’s ability to continue as a going concern are as follows.

The Company is currently executing on a plan of action to reduce the number of laboratory facilities it operates from five such facilities as of December 31, 2015 into one, with a corresponding reduction in the number of employees and associated operating expenses, in order to reduce costs. In addition, the Company issued $12.4 million of convertible notes in the first three months of 2017, for which it received net proceeds of $9.9 million.

There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan.  The ability of the Company to continue as a going concern is dependent upon its ability to significantly reduce its operating costs, increase its revenues and eventually regain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reclassifications

Certain items on the statement of operations, balance sheet and statements of cash flows for the year ended December 31, 2015 have been reclassified to conform to the current period presentation.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas of estimation include the impairment of assets and rates for amortization, accrued liabilities, future income tax obligations and the inputs used in calculating stock-based compensation and transactions. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of Rennova Health, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2016 and 2015.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Laboratory service revenues are recognized at the time the testing services are performed and are reported at their estimated net realizable amounts.  Net service revenues are determined utilizing gross service revenues net of contractual allowances. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payer such as Medicare, Medicaid or a commercial insurance provider to pay all or a portion of their healthcare expenses; the majority of services provided by the Company are to patients covered under a third party payer contract. Despite follow up billing efforts, the Company does not currently anticipate collection of a significant portion of self-pay billings, including the patient responsibility portion of the billing for patients covered by third party payers. The Company currently does not have any capitated agreements. In the remainder of the cases, the Company is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payer for health service providers like the Company. Each of these third party payers may differ not only with respect to rates, but also with respect to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of procedures and judgments that require industry specific healthcare experience and an understanding of payer methods and trends.

The Company reviews its calculations on an ongoing basis in order to ensure that it is properly allowing for the uncollectable portion of gross billings and that its estimates remain sensitive to variances and changes within the payer groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payer groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed. The allowance for doubtful accounts represents the Company’s estimate of net revenues that will ultimately be uncollectable and is based upon the Company’s analysis of historical payment rates by specific payer groups.

Revenues from the Company’s Supportive Software Solutions and Decision Support and Informatics business segments are recognized when persuasive evidence of a sale arrangement exists, services have been performed, the sales price is fixed and determinable and collectability is reasonably assured. To the extent payments are received from a customer that are related to a future period or for which services have not been performed, that payment is recorded as deferred revenue until the service is provided.

Contractual Allowances and Doubtful Accounts Policy

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for contractual credits and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectability of these receivables or reserve estimates. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Historically, revisions to the allowances for doubtful accounts estimates were recorded as an adjustment to the provision for bad debts within selling, general and administrative expenses. See note 4 – Accounts Receivable

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. During the year ended December 31, 2016, the Company recorded an impairment charge for certain of the Company’s property and equipment in the amount of $0.8 million, and an impairment charge of $0.3 million for the Company’s investment in Genomas, Inc. (see note 15).

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in connection with business acquisitions. Goodwill is tested at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information is available and is regularly reviewed by management. The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The annual impairment review is completed in the fourth quarter of the year.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the carrying amount of a reporting unit exceeds its fair value, the Company measures the potential goodwill impairment based upon an allocation of the estimate of fair value to the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets, based upon known facts and circumstances as if the acquisition occurred currently. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds the implied fair value of the goodwill. This test performed in the fourth quarter of 2015 indicated that goodwill and intangible assets related to all operating segments was impaired. As a result, the Company recognized an impairment loss for goodwill and other intangible assets in the amount of $20.1 million, and the Company had no goodwill or intangible assets on its consolidated balance sheet at December 31, 2016 and 2015.

The Company’s management performed a valuation of the identifiable intangible assets, including medical licenses, at the dates of their respective acquisition. As a result, the Company recorded medical licenses acquired from all laboratory acquisitions in the aggregate amount of $4.0 million, which is included in the foregoing impairment charge. The medical licenses include licenses for Medicare and Medicaid, COLA Laboratory Accreditation, Clinical Laboratory Improvement Amendments (CLIA), and State of Florida (AHCA) Clinical Laboratory Licenses, and have indefinite lives. As such, there was no amortization of intangible assets for the years presented.

Fair Value of Financial Instruments

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets; or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets).
•	Level 3 applies to assets or liabilities for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including the Company's own assumptions.

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At December 31, 2016 and 2015, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 and 2015:

	Level 1	Level 2	Level 3	Total
As of December 31, 2016
Beneficial conversion features:
Notes payable	–	409,524	–	409,524
Variable priced warrants:
Derivative liabilities	–	29,401	–	29,401
As of December 31, 2015
Beneficial conversion features:
Notes payable - related parties	–	324,533	–	324,533
Notes payable	–	186,117	–	186,117
Contingently issuable variable priced warrants:
Notes payable - related parties	–	1,945,467	–	1,945,467
Variable priced warrants:
Derivative liabilities	–	7,495,486	–	7,495,486

For the years ended December 31, 2016 and 2015, total realized and unrealized gains on instruments valued using Level 2 evaluation methods was $7.0 million and $2.9 million, respectively.

For beneficial conversion features valued using Level 2 valuation methods, the Company determines the fair value as of each balance sheet date by comparing the discounted conversion price per share multiplied by the number of shares issuable at that date to the actual price per share multiplied by the number of shares issuable at that date. The difference is recorded as a liability. For beneficial conversion features, all inputs are observable and therefore there is no sensitivity in the valuation to unobservable inputs.

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

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the services provided or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in stockholders' equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

The Company issues stock to consultants for various services. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company recognizes consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized. When projected future taxable income is insufficient to provide for the realization of deferred tax assets, the Company recognizes a valuation allowance (see note 11).

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2016 and 2015.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has three operating segments as of December 31, 2016; Laboratory Services, Supportive Software Solutions, and Decision Support and Informatics Operations.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Loss per Share

Basic and diluted loss per share is computed by dividing (i) loss available to common stockholders, by (ii) the weighted-average number of shares of common stock outstanding during the period.

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Numerator
Net loss	$(32,613,687)	$(35,962,506)
Preferred stock dividends	–	(1,627,188)
Net loss attributable to common stockholders	$(32,613,687)	$(37,589,694)
Denominator
Basic and diluted weighted average common shares outstanding	1,080,934	415,517
Loss per share
Basic and diluted	$(30.17)	$(90.46)

For the years ended December 31, 2016 and 2015, the following outstanding securities were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	For the Year Ended December 31,
	2016	2015
Warrants	1,407,647	229,952
Convertible preferred stock	3,726,667	384,680
Convertible debt	1,427,954	35,814
Stock options	709,025	60,756
	7,271,293	711,202

Note 4 – Accounts Receivable

Accounts receivable at December 31, 2016 and 2015 consisted of the following:

	Year Ended December 31,
	2016	2015
Accounts receivable - laboratory services	$13,220,498	$105,332,339
Accounts receivable - all others	701,583	569,351
Total accounts receivable	13,922,081	105,901,690
Less:
Allowance for discounts	(12,103,547)	(97,577,130)
Allowance for bad debts	(350,954)	(175,076)
Accounts receivable, net	$1,467,580	$8,149,484

For the years ended December 31, 2016 and 2015, bad debt expense was $3.6 million and $19.6 million, respectively, of which amounts $0 and $19.5 million, respectively were classified as contra-revenue. During the year ended December 31, 2016, the Company identified certain accounts receivable related to its Clinical Laboratory Operations business segment that were deemed uncollectible. The primary factors in rendering these receivables uncollectible were the Company’s failure to obtain preauthorization from the third party payer prior to rendering services and the lack of an existing preferred provider contract with the third party payer. As a result, the Company recorded a charge of $3.5 million related to the Company’s inability to collect on these receivables, which is reflected in bad debt expense in the accompanying consolidated statements of operations.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Property and Equipment

Property and equipment at December 31, 2016 and 2015 consisted of the following:

	December 31,	December 31,
	2016	2015

Medical equipment	$696,195	$991,903
Equipment	490,746	547,555
Equipment under capital leases	4,497,025	5,663,332
Furniture	525,689	560,400
Leasehold improvements	1,335,971	1,760,125
Vehicles	196,534	196,534
Computer equipment	634,237	661,234
Software	1,739,348	1,878,848
	10,115,745	12,259,931
Less accumulated depreciation	(7,019,143)	(5,111,636)
Property and equipment, net	$3,096,602	$7,148,295

Depreciation expense on property and equipment was $3.0 million and $2.7 million for the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, the Company determined that some of the equipment within the Clinical Laboratory Services business segment was impaired and the Company recorded an impairment charge of $0.8 million.

Note 6 – Accrued Expenses

Accrued expenses at December 31, 2016 and 2015 consisted of the following:

	December 31,	December 31,
	2016	2015

Commissions payable	$44,788	$106,915
Dividends payable	–	2,099,148
Accrued payroll and related liabilities	1,604,597	1,461,019
Accrued bonuses	–	50,628
Accrued interest	1,491,509	556,646
Other accrued expenses	994,253	1,011,099
Accrued expenses	$4,135,147	$5,285,455

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At December 31, 2016 and December 31, 2015, notes payable consisted of the following:

Notes Payable – Third Parties

	December 31, 2016	December 31, 2015
Loan payable under prepaid forward purchase contract	$5,000,000	$–

Loan payable to TCA Global Master Fund, LP ("TCA") in the principal amount of $3,000,000 at 16% interest, with interest only payments through September 11, 2016 (the "TCA Debenture"). Principal and interest payments due monthly from October 11, 2016 through September 11, 2017.	3,000,000	3,000,000

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the "Tegal Notes"). Principal and interest payments are made annually from July 12, 2015 through July 12, 2017	341,612	341,612

Loan payable to former shareholder of Epinex Diagnostics Laboratories, Inc. in the original principal amount of $400,000, at 0% interest, with principal payments due in periodic installments of $100,000 from November 26, 2014 through February 26, 2016 (the "Epinex Note")	–	100,000

Other convertible notes payable	440,000	–

Unamortized discount on TCA Debenture	–	(453,025)
Unamortized discount on Epinex Note	–	(1,775)
Unamortized discount on other convertible notes	(179,889)	–
Derivative liability associated with the TCA Debenture, at fair value	409,524	186,117
	9,011,247	3,172,929
Less current portion	(9,011,247)	(269,031)
Notes payable - third parties, net of current portion	$–	$2,903,898

On September 15, 2016, the Company entered into an agreement with two investors whereby the Company sold to the investors convertible notes in the aggregate principal amount of $0.4 million (the “September 2016 Notes”). The September 2016 Notes are convertible into shares of the Company’s common stock at a conversion price of $7.50 per share. In conjunction with the sale of the September 2016 Notes, the Company issued warrants to purchase an aggregate of 66,667 shares of the Company’s common stock at an exercise price of $12.00 per share. Based on the allocation of the net proceeds from the September 2016 Notes to the fair value of the warrants, and the resulting beneficial conversion features, the Company recognized a discount for the entire face value of the September 2016 Notes, which is being accreted through the notes’ maturity date of March 15, 2017. The Company has determined that the warrants issued in this transaction do not qualify for equity treatment in the Company’s consolidated balance sheet. As a result, the Company recognized a derivative liability associated with these warrants, the fair value of which is $0.1 million as of December 31, 2016. On March 13, 2017, the September 2016 Notes, along with the accompanying warrants, were exchanged for 400,000 shares of the Company’s common stock (see note 18).

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract whereby the Company received consideration in the amount of $5.0 million. The receivables had an estimated collectable value of $8.7 million which had been adjusted down to approximately $4.3 million on the Company’s balance sheet as of March 31, 2016 and $0 as of December 31, 2016. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $0.5 million, (ii) all payments recovered from the accounts receivable up to $5.25 million, if paid in full within six months, or $5.5 million, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty has not been paid $6.0 million, the Company is required to pay the difference. To date, the Company has not recovered any payments against the accounts receivable. As of December 31, 2016, the Company has accrued $0.75 million for the Counterparty’s required investment return, which is reflected in accrued expenses in the accompanying consolidated balance sheet, and $6.0 million is due to the counterparty on March 31, 2017. The Company does not have the financial resources to repay this obligation.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Christopher Diamantis, a director of the Company, guaranteed the Company's payment obligation of up to $6.0 million. For providing the guarantee, and to the extent that the counterparty receives amounts payable under clause (ii) above exceeding $5.0 million, Mr. Diamantis will be paid a fee by the counterparty equal to the amount by which the amount received under clause (ii) above exceeds $5.0 million ($250,000 or $500,000, depending on the timing of payment). In addition, the Company agreed to pay Mr. Diamantis $0.5 million in connection with his providing the guarantee. This amount was settled in August of 2016 with the issuance of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock (see note 10).

Effective September 11, 2015, the Company entered into a Securities Purchase Agreement with TCA, pursuant to which TCA purchased the TCA Debenture. The TCA Debenture has a maturity date of September 11, 2017 (the “Maturity Date”) and bears interest at a rate of sixteen percent (16%) per annum. The Company was required to make monthly interest payments for the first 12 months and monthly payments of principal and interest and for the second 12 months until the Maturity Date. As of December 31, 2016, the debenture is secured by substantially all of the assets of the Company except for those of CollbRx and of Scott County Community Hospital, Inc. (see note 18). The Company did not make the required monthly principal and interest payments due under the TCA Debenture for the period from October 2016 through March 2017. On November 3, 2016, the Company received a Notice of Default from TCA. At December 31, 2016, the Company has accrued interest on the TCA Debenture of $0.2 million, which reflects interest at the default rate of 22% per annum retroactive to October 1, 2016 and monthly late fees in accordance with the terms of the TCA Debenture. On February 2, 2017, the Company made a payment to TCA in the amount of $0.4 million which was applied to accrued and unpaid interest and fees as of the date of payment. On March 21, 2017, the Company entered into a letter agreement with TCA under which the foregoing defaults were waived and the Company made an additional payment to TCA in the amount of $0.75 million (see note 18).

The Company did not make the principal payments under the Tegal Notes that were due on July 12, 2016. On November 3, 2016, the Company received a default notice from the holders of the Tegal Notes demanding immediate repayment of the outstanding principal and accrued interest aggregating to $0.4 million. On December 7, 2016 the Company received a breach of contract complaint with a request for entry of a default judgment (see note 13). To date, the Company has yet to repay this amount.

Notes Payable – Related Parties

	December 31, 2016	December 31, 2015
Convertible debenture dated December 31, 2014 which bears interest at 10% per annum and was due December 31, 2016 (the "D&D Debenture")	$–	$3,000,000

Loan payable to Alcimede LLC, bearing interest at 6% per annum, with all principal and interest due on February 2, 2017	218,500	500,000

Loan payable to Christopher Diamantis	–	1,600,000

Other advances from related parties	110,000	–

Unamortized discount on D&D Debenture	–	(2,236,112)
Derivative liabilities associated with the D&D Debenture, at fair value	–	2,270,000
Total notes payable, related parties	328,500	5,133,888

On December 31, 2014, the Company borrowed $3.0 million from D&D Funding II, LLC (“D&D”) and issued the D&D Debenture. Mr. Diamantis is the manager and 50% owner of D&D. In January 2016, the Company temporarily repaid the $3.0 million due under the D&D Debenture. In addition to the principal amount, the Company paid $0.3 million in cash for interest for 2015. In March 2016, the Company re-borrowed 100% of the principal amount repaid in January 2016, repaid $2.25 million in April 2016 using the proceeds from the accounts receivable pledge agreement described above, and repaid the remaining $750,000 in July 2016. The D&D Debenture was convertible into the Company’s Common Stock at a 25% discount to the trailing ten-day average closing price at any time prior to the repayment. In the event of conversion, the holder of the D&D Debenture was also entitled to receive a number of warrants to purchase the Company’s Common Stock equal to the number of shares issued upon conversion with exercise prices equal to the trailing ten-day average closing price of our Common Stock. These two features are derivative instruments that are re-valued quarterly and are reflected in the table above as of December 31, 2015. As a result of the repayment of the D&D Debenture in 2016, the associated derivative liability has been reclassified into stockholders’ equity.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 3, 2015, the Company borrowed $3.0 million from Alcimede LLC (“Alcimede”). Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede. The note has an interest rate of 6% and was originally due on February 2, 2016. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase one million shares of the Company’s common stock at an exercise price of $2.50 per share, and the loan outstanding was reduced in satisfaction of the aggregate exercise price of $2.5 million. In February 2016, Alcimede agreed to extend the maturity date of the loan to February 2, 2017, and the maturity date has since been extended to August 2, 2017. In August of 2016, $0.3 million was repaid by the Company through the issuance of shares of common stock (see note 10), and the remaining balance due on this loan as of December 31, 2016 was $0.2 million. On February 27, 2015, the Company borrowed $30,000 from Alcimede LLC. The loan was repaid on April 15, 2015.

In the fourth quarter of 2015, the Company borrowed $1.6 million from Mr. Diamantis, which was due January 7, 2016. In January 2016, the Company repaid the $1.6 million due Mr. Diamantis, along with $0.1 million in cash for interest. During the year ended December 31, 2016, the Company received additional short-term advances from Mr. Diamantis, payable on demand and aggregating $5.7 million, all of which was repaid prior to December 31, 2016. In connection with these advances, the Company agreed to pay Mr. Diamantis interest in the amount of $0.4 million, as well as interest of 10% per annum for all advances made subsequent to September 30, 2016, and these amounts are reflected in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2016. Also during the year ended December 31, 2016, the Company received short-term advances from three principal stockholders aggregating approximately $1.2 million, $1.1 million of which was repaid during the year. These remaining advances outstanding are payable on demand.

Note 8 – Related Party Transactions

In addition to the transactions discussed in notes 7, 10 and 18, the Company had related party transactions during the years ended December 31, 2016 and 2015 as follows:

The Company has a consulting agreement with Alcimede pursuant to which Mr. Lagan provides services as the Company’s Chief Executive Officer. Alcimede was paid $0.6 million and $0.4 million in consulting fees for the years ended December 31, 2016 and 2015, respectively.

During the second quarter of 2016, the Company received a short-term advance from Jason Adams, the Company’s then Chief Financial Officer, in the amount of $50,000, all of which was repaid during the second quarter.

On August 1, 2015, Medytox entered into a non-exclusive consulting agreement with Monarch Capital, LLC ("Monarch"). Michael Goldberg, at the time a director of Medytox and currently a director of the Company, is the Managing Director of Monarch. Under this agreement, Monarch provides business and financial advice. The original term of the agreement is through August 31, 2016, and is subject to automatic renewal for an additional one year unless Medytox provides the consultant with 180 days’ prior written notice of its intent not to renew. The agreement has been renewed for an additional year. Monarch was paid approximately $150,000 and $73,000 for consulting fees pursuant to this agreement for the years ended December 31, 2016 and 2015, respectively.

Dr. Thomas Mendolia, the former Chief Executive Officer of the Company's Laboratories and at the time a principal stockholder, was reimbursed $26,765 and $32,439 for certain operating expenses and asset purchases paid by Dr. Mendolia on the Company’s behalf in the years ended December 31, 2016 and 2015, respectively.

On June 30, 2015, the Company issued 6,667 shares of common stock to SS International Consulting Ltd., of which a former director of the Company is the sole manager.

The terms of the foregoing transactions, including those discussed in notes 7, 10 and 18, are not necessarily indicative of those that would have been agreed to with unrelated parties for similar transactions.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Capital Lease Obligations

The Company leases various assets under capital leases expiring in 2019 and 2020 as follows:

	December 31,	December 31,
	2016	2015
Medical equipment	$4,497,025	$5,663,332
Less accumulated depreciation	(2,809,511)	(2,093,920)

Net	$1,687,514	$3,569,412

Depreciation expense on assets under capital leases was $1.3 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively.

During the fourth quarter of 2016, the Company did not meet its payment obligations under two of its capital lease agreements, which comprise substantially all of the Company’s aggregate capital lease obligations. In December 2016, the two counterparties to these lease agreements filed separate lawsuits against the Company and in January of 2017 default judgments were issued against the Company in the aggregate amount of $3.5 million, which includes default interest, late fees, penalties and other fees (see note 13). As a result, the Company recognized additional interest expense of $0.6 million to recognize the additional obligations under these leases. Aggregate future minimum rentals under capital leases are as follows:

December 31,
2017	$1,881,155
2018	1,427,375
2019	377,919
2020	32,611
Total	3,719,060

Less interest	148,886
Present value of minimum lease payments	3,570,174

Less current portion of capital lease obligations	1,796,053
Capital lease obligations, net of current portion	$1,774,121

Note 10 – Stockholders’ Equity

For the period of November 2, 2015 through December 31, 2016

Authorized Capital

The Company has 500,000,000 authorized shares of Common Stock at $0.01 par value and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01.

Preferred Stock

In conjunction with the Merger, all outstanding Medytox Series B preferred shares were cancelled in exchange for shares of Rennova Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which were not entitled to receive dividends unless dividends were declared on the Company’s common stock. On September 6, 2016, all of the outstanding shares of Series B Preferred Stock were converted into an aggregate of 191,135 shares of the Company’s common stock, in accordance with the terms of the Series B Preferred Stock.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 2015, the Company issued 9,000 Class B Units, each consisting of one share of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and warrants to purchase 21.5054 shares of common stock, in a public offering for $1,000 per unit, less underwriting discounts totaling $70 per share.

Between January 1, 2016 and July 10, 2016, holders of the Company’s Series C Preferred Stock converted a total of 260 shares of Series C Preferred Stock into 5,592 shares of common stock. On July 11, 2016, the Company entered into Exchange Agreements with the holders of the Series C Preferred Stock and the holders of the Company’s 215,054 warrants to purchase shares of common stock issued December 30, 2015 (the “December 2015 Warrants”), to exchange such securities for shares of newly-authorized Series G Convertible Preferred Stock with a stated value of $1,000 per share (the “Series G Preferred Stock”) and new warrants to purchase shares of common stock (the “Exchange”). The Exchange closed on July 19, 2016 in conjunction with the public offering discussed below, and the outstanding 8,740 shares of Series C Preferred Stock and the December 2015 Warrants were exchanged for 13,793 shares of Series G Preferred Stock and new warrants to purchase 341,651 shares of the Company’s common stock (the “Exchange Warrants”). On July 6, 2016, stockholders representing approximately 74% of the voting power of the Company approved the Exchange. The Exchange was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof based on the representations of the holders. No commission or other remuneration was paid or given directly or indirectly for soliciting the Exchange.

The Series G Preferred Stock is convertible into common stock at the stated value divided by $13.50. The exercise price of the Exchange Warrants is $13.50 per share. No gain or loss was recognized by the Company as result of the Exchange, however the Company did record a gain on the change in fair value of the December 2015 Warrants of $1.7 million in July 2016. Subsequent to the closing of the Exchange through December 31, 2016, 5,232 shares of Series G Preferred Stock were converted into 387,542 shares of the Company’s common stock.

On August 26, 2016, in accordance with the terms of a stock purchase agreement between the Company and Epinex Diagnostics, Inc. (“Epinex Diagnostics”), the Company cancelled the 45,000 shares of its Series E Preferred Stock that had previously been issued to Epinex Diagnostics.

On December 20, 2016, the Company completed a public offering whereby the Company issued 12,350 shares of its newly designated Series H Convertible Preferred Stock (the “Series H Preferred Stock”) and received net proceeds of $11.8 million, net of offering costs of $0.5 million. The underwriters to the offering also received warrants to purchase an aggregate of 228,704 shares of common stock at an exercise price of $3.38 per share. The Series H Preferred Stock has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock at a conversion price of $2.70 per share. A total of $8.3 million of the net proceeds received from this offering was used to redeem 8,346 shares of Series G Preferred Stock. Subsequent to the closing of the offering and prior to December 31, 2016, 2,331 shares of Series H Preferred Stock were converted into 863,327 shares of common stock.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the Company’s various classes of preferred stock for the years ended December 31, 2016 and 2015:

	Series B		Series C		Series D		Series E		Series G		Series H		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2014	5,000	$1	–	$–	200,000	$20	100,000	10	–	$–	–	$–	305,000	$31
Conversion of preferred stock into common stock					(200,000)	(20)	(55,000)	(6)					(255,000)	(26)
Balance at November 2, 2015	5,000	1	–	–	–	–	45,000	4	–	–	–	–	50,000	5
Cancellation of Medytox shares	(5,000)	(1)	–	–	–	–	(45,000)	(4)					(50,000)	(5)
Issuance of Rennova shares	5,000	50					45,000	450					50,000	500
Stock issued for cash, net of offering costs	–	–	9,000	90	–	–	–	–					9,000	90
Balance at December 31, 2015	5,000	50	9,000	90	–	–	45,000	450	–	–	–	–	59,000	590
Conversion of Series C Preferred shares into common stock			(260)	(3)									(260)	(3)
Exchange of Series C Preferred Stock and warrants for Series G Preferred Stock and warrants			(8,740)	(87)					13,793	138			5,053	51
Conversion of Series G Preferred Stock into common stock									(5,232)	(53)			(5,232)	(53)
Conversion of Series B Preferred shares into common stock	(5,000)	(50)											(5,000)	(50)
Cancellation of Series E Preferred Stock							(45,000)	(450)					(45,000)	(450)
Issuance of Series H Preferred Stock for cash											12,350	124	12,350	124
Redemption of Series G Preferred Stock									(8,346)	(83)			(8,346)	(83)
Conversion of Series H Preferred Stock into common stock											(2,331)	(24)	(2,331)	(24)
Balance at December 31, 2016	–	$–	–	$–	–	$–	–	$–	215	$2	10,019	$100	10,234	$102

Common Stock

During the year ended December 31, 2016, the Company issued an aggregate of 8,777 shares of its common stock to consultants for services valued at approximately $73,000. Also during the year ended December 31, 2016, the Company issued 1,627 shares of common stock for the cashless exercise of outstanding warrants, issued 1,687 shares of common stock as an adjustment to previously converted preferred stock and cancelled 1,366 shares of common stock previously issued to an employee.

On July 17, 2016, the Company issued an aggregate of 19,445 shares of common stock to three of its executive officers as compensation. In November of 2016, the Company issued 2,048 shares of common stock to one employee in connection with an employment agreement and 2,778 shares of common stock to another employee in conjunction with a separation agreement. Also during the year ended December 31, 2016, the Company granted 2,778 shares of restricted common stock to an employee which vested in January of 2017. The Company recognized compensation cost in the amount of $0.3 million in connection with the foregoing grants, which were issued under the 2007 Equity Plan as defined below. During the year ended December 31, 2015, the Company recognized $2.9 million in compensation expense related to the issuance of Medytox common stock to employees and consultants.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 19, 2016, the Company closed a public offering of its equity securities whereby the Company issued 637,167 shares of its common stock and warrants to purchase an additional 637,167 shares of its common stock and received net proceeds of $7.5 million. In conjunction with this offering, the Company also issued an additional 10,122 warrants to cover over-allotments. The proceeds were used for working capital and general corporate purposes, continued development of new diagnostics processes and methodologies, continued development, roll out and implementation of EHR and Revenue Cycle Management services, acquisitions and expansions of the Company’s business and the repayment of certain related party notes and advances.

During the year ended December 31, 2016, the Company exchanged an aggregate of $2.23 million of indebtedness and other obligations to various related parties for an aggregate of 192,223 shares of common stock and warrants to purchase 111,518 shares of the Company’s common stock. The warrants issued have an exercise price of $13.50 per share, are immediately exercisable and have a five-year term. The issuance of the shares of common stock and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

At December 31, 2016, the Company had 2,800,377 shares of common stock outstanding.

On December 30, 2015, the Company issued 21,506 Class A Units consisting of one share of common stock and one warrant to purchase one share of common stock in a public offering at $46.50 per unit with a 7% underwriting discount.

Stock Options

The Tegal Corporation 2007 Incentive Award Plan (the “2007 Equity Plan”), as amended, which became available upon the acquisition of CollabRx., authorizes an aggregate of 50 million shares of common stock to be available for grant under the 2007 Equity Plan. The 2007 Equity Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards.  The option exercise price of all stock options granted pursuant to the 2007 Equity Plan will not be less than 100% of the fair market value of the common stock on the date of grant. Stock options may be exercised as determined by the Board, but in no event after the tenth anniversary date of grant, provided that a vested nonqualified stock option may be exercised up to 12 months after the optionee's death. Awards granted under the 2007 Equity Plan are generally subject to vesting at the discretion of the Committee.  As of December 31, 2016, 1,004,760 shares were available for issuance under the 2007 Equity Plan. The following table summarizes the stock option activity for the years ended December 31, 2016 and 2015:

	Number of options	Weighted-average exercise price	Weighted-average contractual term
Outstanding at December 31, 2014	263,367	$205.97	4.48
Granted	5,059	$292.80
Expired	(203,373)	$221.13
CollabRx merger	1,957	$1,270.60
Exercised	(13,654)	$75.00
Outstanding at December 31, 2015	53,356	$231.96	2.90
Granted	693,287	$118.55
Expired	(4,284)	$28.69
Forfeit	(33,334)	$21.60
Outstanding at December 31, 2016	709,025	$129.43
Exercisable at December 31, 2016	635,690	$145.84	8.93

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized stock option expense of $0.9 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively. Stock options granted during the year ended 2016 were recorded at their grant date fair value using a binomial model with the following assumptions: (i) dividend yield 0%; (ii) expected volatility 168%; and (iii) risk free rate of interest 1.88%. Stock options granted during the year ended 2015 were recorded at their grant date fair value using a Black-Scholes model with the following assumptions: (i) dividend yield 0%; (ii) expected volatility 24.43%; and (iii) risk free rate of interest 0.43%. The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at December 31, 2016.

Options outstanding					Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise	Aggregate intrinsic value	Number vested	Weighted average exercise	Aggregate intrinsic value
$1,270.60	1,957	6.13	$1,270.60	$–	1,957	$1,270.60
$300.00	166,667	9.50	$300.00		166,667	$300.00
$292.24	4,363	8.54	$292.24		4,363	$292.24
$183.09	47,037	1.28	$183.09		47,037	$183.09
$150.00	166,667	9.50	$150.00		166,667	$150.00
$30.00	164,084	9.50	$30.00		147,415	$30.00
$9.00	158,250	9.54	$9.00	–	101,584	$9.00	–
	709,025		$129.43	$–	635,690	$145.84	$–

As of December 31, 2016, there was unrecognized compensation cost of $0.4 million related to stock options. The Company expects to recognize those costs over a weighted average period of 1.37 years as of December 31, 2016.

Warrants

The following table summarizes warrants outstanding at December 31, 2016 and 2015:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2014	–	$–
Warrants issued during the year	215,054	$58.13
Warrants assumed in the Merger	14,899	$6.90
Balance at December 31, 2015	229,953	$1.83
Cashless exercises	(3,079)	$6.90
Exchange of December 30, 2015 warrants	(215,054)	$58.13
Exchange Warrants issued	341,651	$13.50
Warrants issued during the period	1,054,176	$11.21
Balance at December 31, 2016	1,407,647	$11.70

For the period through November 2, 2015

The Company had 500,000,000 authorized shares of Common Stock at $0.0001 par value and 100,000,000 authorized shares of Preferred Stock at a par value of $0.0001.

On October 1, 2012, the Company filed a certificate of designation with the Secretary of State of Nevada to designate 5,000 shares of Series B Non-convertible Preferred Stock, at $0.0001 par value per share (the “Medytox Series B Preferred Stock”). The Medytox Series B Preferred Stock did not include any voting rights and allowed for monthly dividends in an amount equal to the sum of 1) 10% of the amount of gross sales in excess of $1 million collected in the ordinary course of business, not to exceed $150,000, and 2) 15% of the amount of gross sales in excess of $2.5 million collected in the ordinary course of business. During the year ended December 31, 2012, the Company issued 5,000 shares of Medytox Series B Preferred Stock to executives as compensation. The shares were valued at par totaling $1 and charged to operations.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Between January 1, 2015 and the date of the Merger, the holders of the Medytox Series B Preferred Stock earned dividends totaling $1.6 million, and $2.1 million of Medytox Series B Preferred Stock dividends was due and payable at December 31, 2015. On the date of the Merger, the Medytox Series B Preferred Stock was cancelled and 5,000 shares of Rennova Series B Preferred Stock were issued.

On March 17, 2014, the Company filed a Certificate of Designation with the Secretary of State of Nevada authorizing up to 200,000 shares of Series D Convertible Preferred Stock at $0.0001 par value per share (the “Medytox Series D Preferred Stock”). Each share of Medytox Series D Preferred Stock was convertible into the number of shares of Common Stock equal to the quotient of 5 divided by the product of 0.80 multiplied by the market price, as defined in Certificate of Designation, at the date of conversion. As of the date of the Merger, all of the Medytox Series D Preferred Stock had been converted into shares of the Company’s common stock.

On August 21, 2014, the Company filed a Certificate of Designation with the Secretary of State of Nevada authorizing 100,000 shares of Series E Convertible Preferred Stock at a par value of $.0001 per share (the “Medytox Series E Preferred Stock”). On August 28, 2014, 100,000 shares of Medytox Series E Preferred Stock were issued in connection with the acquisition of one of the Company’s diagnostic laboratories. On March 3, 2015, 55,000 of these shares were converted to 58,856 shares of common stock. On the date of the Merger, the remaining 45,000 shares of Medytox Series E Preferred Stock were cancelled and the holders were issued 45,000 shares of Rennova Series E Preferred Stock.

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

The following summarizes option activity for the 2013 Plan for the years ended December 31, 2015 and 2014:

Shares approved for issuance at plan inception	2,048,189
Options granted in 2014	(587,830)
Options cancelled in 2014	4,096
Restricted shares issued in 2014	(86,024)
Balance at December 31, 2014	1,378,431
Options granted in 2015	(364,578)
Options cancelled in 2015	92,168
Plan cancellation	(1,106,021)
Balance at December 31, 2015	–

Note 11 – Income Taxes

The income tax benefit for the years ending December 31, 2016 and 2015 consists of the following:

	2016	2015
Current
Federal	$(735,028)	$(7,809,637)
State	–	(850,251)
	(735,028)	(8,659,888)
Deferred
Federal	–	(331,408)
State	–	(36,957)
	–	(368,365)
Tax provision (benefit)	$(735,028)	$(9,028,253)

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles the Federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2016 and 2015:

	2016	2015
	%	%
Federal statutory rate	34.0	35.0
State net of federal tax	–	2.1
Permanent and other items	5.4	(0.1)
Other	(25.0)	–
Change in valuation allowance	(12.0)	(16.4)
	2.4	20.6

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, it is more likely than not that the deferred tax asset will not be realized and as such a valuation allowance has been recorded as of December 31, 2016 and 2015. Deferred tax assets and liabilities are comprised of the following at December 31, 2016 and 2015:

	2016	2015
Deferred income tax assets:
Net operating losses	$11,752,815	$1,144,633
Goodwill and intangible assets	1,477,448	6,853,662
Allowance for doubtful accounts	130,580	67,948
Beneficial conversion feature	–	602,681
Charitable contributions	891	505
Stock options	1,010,164	709,375
Accrued liabilities	254,165	–
	14,626,063	9,378,804
Deferred income tax liabilities:
Property and equipment	969,933	344,356
Derivative liabilities	–	1,121,138
	969,933	1,465,494
Deferred tax asset, net	13,656,130	7,913,310
Less: valuation allowance	(13,656,130)	(7,913,310)
Net deferred tax assets	$–	$–

Management has reviewed the provisions regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it should record a valuation allowance of $13.7 million and $7.9 million against its deferred tax assets as of December 31, 2016 and 2015, respectively. The Company has federal net operating loss carryforwards totaling $28.5 million generated in 2016 and expiring in 2036. It also has various state net operating loss carryforwards that begin to expire in 2031. As of December 31, 2016, the Company has estimated remaining refunds from the Internal Revenue Service (the “IRS”) of prior year income taxes of approximately $1.45 million. It is anticipated these will be fully recovered. In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return (see note 13).

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

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to income taxes in the U.S. federal jurisdiction and the states of Florida, North Carolina, New Mexico, New Jersey, California and Tennessee. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply.

Note 12 – Business Combinations

Completion of Merger

On November 2, 2015, the Company completed the Merger, which was accounted for as a reverse acquisition. As such, the prior period equity amounts have been retroactively restated to reflect the equity instruments of the legal acquirer. The consideration given for CollabRx totals $12,289,297, consisting of the fair value of common stock and warrants exchanged in the merger transaction.

The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date of CollabRx.

Cash	$4,737,773
Accounts receivable	54,675
Other current assets	105,700
Property and equipment	92,636
Accounts payable and accrued expenses	(1,620,000)
Deferred revenue	(123,000)
Other liabilities	(520,070)
Derivative liabilities	(1,578,976)
Identifiable intangible assets	170,000
Total identifiable net assets	1,318,738
Goodwill	12,192,039
Total consideration	$13,510,777

At December 31, 2015, the Company determined that all of its goodwill and intangibles were impaired. As a result, it recorded an impairment charge of $20,143,320 for the year ended December 31, 2015.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro-Forma Financial Information

The following unaudited pro forma data summarizes the results of operations for the years ended December 31, 2015 as if the acquisitions of CollabRx, Clinlab and Epinex had been completed January 1, 2014. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2014.

	For the Year Ended December 31, 2015
	Rennova Health, Inc. Historical	CollabRx, Inc. (a)	Pro-Forma Adjustments		Combined

Net Revenues	$18,393,038	$425,000	$–		$18,818,038

Operating Expenses	63,858,012	4,881,000	–		67,507,045

Income (Loss) from operations	(45,464,974)	(4,456,000)	–		(48,689,007)

Other income (expense)	474,215	(43,000)	–		431,215

Income (Loss) before income taxes	(44,990,759)	(4,499,000)	–		(48,257,792)

Provision for income taxes	(9,028,253)	(269,000)	–	(b)	(9,297,253)

Net income (loss) attributable to Rennova Health	(35,962,506)	(4,230,000)	–		(38,960,539)

Preferred stock dividends	1,627,188	–	(1,627,188	)(c)	–

Net income (loss) attributable to Rennova Health common shareholders	$(37,589,694)	$(4,230,000)	$1,627,188		$(38,960,539)

Net income (loss) per common share:
Basic	$(90.46)				$(87.88)
Diluted	$(90.46)				$(87.88)

Weighted average number of common shares outstanding during the period:
Basic	415,517				443,322
Diluted	415,517				443,322

_______________

(a)	Reflects 2015 and 2014 results of operations prior to the acquisition dates. Clinlab was acquired on March 18, 2014, Epinex was acquired on August 26, 2014 and CollabRx was acquired on November 2, 2015. For the year ended December 31, 2014, CollabRx is included using its fiscal year ended March 31, 2015 financial statements.
(b)	Reflects changes in taxes, if any, resulting from including the aggregate net losses of acquired operations in the corporate tax return.
(c)	Reflects elimination of preferred stock dividend accruals resulting from the reverse merger with CollabRx.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Commitments and Contingencies

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

At December 31, 2016, future minimum lease payments under these leases are as follows:

Year ending December 31,
2017	$816,135
2018	546,459
2019	529,450
2020	451,369
2021	68,168
Total minimum future lease payments	$2,411,581

Rent expense for the years ended December 31, 2016 and 2015 was $0.9 million and $0.6 million, respectively.

Purchase Commitments

On January 25, 2013, a subsidiary of the Company entered into a ten year, automatically renewable, License Agreement with Dry Spot Diagnostics AG (“Dry Spot”). The agreement provides for a royalty of 10% on sales incorporating the Dry Spot technology in years subsequent to 2016 through the expiry of the agreement.

The Company has entered into a purchase agreement for reagent supplies through December, 2020.

Minimum commitments as of December 31, 2016 for these obligations are as follows:

Year ending December 31,
2017	54,871
2018	54,871
2019	54,781
2020	54,961
Total purchase commitments	$219,484

Concentration of Credit Risk - Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising the client base. The Company does have significant receivable balances with government payers and various insurance carriers. Generally, the Company does not require collateral or other security to support customer receivables. However, the Company continually monitors and evaluates its client acceptance and collection procedures to minimize potential credit risks associated with its accounts receivable and establishes an allowance for uncollectible accounts and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

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

The Company maintains its cash balances in high credit quality financial institutions.  The Company’s cash balances may, at times, exceed the deposit insurance limits provided by the Federal Deposit Insurance Corp.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s Epinex Diagnostics Laboratories, Inc. subsidiary had been sued in a California state court by two former employees who alleged that they were wrongfully terminated, as well as for a variety of unpaid wage claims. The parties entered into a settlement agreement of this matter on July 29, 2016 for approximately $0.2 million, and the settlement was consummated on August 25, 2016. In October of 2016, the plaintiffs in this matter filed a motion with the court seeking payment for attorneys’ fees in the approximate amount of $0.7 million. On March 24, 2017, the court granted plaintiffs’ motion for payment of attorneys’ fees in the amount of $0.3 million, and the Company has accrued this amount in its consolidated financial statements.

In February 2016, the Company received notice that the Internal Revenue Service (the “IRS”) had placed a lien against Medytox Solutions, Inc. and its subsidiaries relating to unpaid 2014 taxes due, plus penalties and interest, in the amount of $5.0 million. The Company paid $0.1 million toward its 2014 tax liability in March 2016. The Company filed its 2015 Federal tax return on March 15, 2016 and the accompanying election to carryback the reported net operating losses was filed in April 2016. On August 24, 2016, the lien was released, and in September of 2016 the Company received a refund from the IRS in the amount of $1.9 million. In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return. The Company is currently unable to predict the outcome of the audit or any liability to the Company that may result from the audit.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid state income taxes in the approximate amount of $0.9 million, including penalties and interest. On January 25, 2017, the Company paid the DOR $250,000 as partial payment on this liability, and in February 2017 the Company entered into a Stipulation Agreement with the DOR which will allow the Company to pay the remainder of the amount due to the DOR over a period of 12 months. If at any time during the Stipulation period the Company fails to timely file any required tax returns with the DOR or does not meet the payment obligations under the Stipulation Agreement, the entire amount due will be accelerated.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra (see note 9). On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. In January and February of 2017, the Company made payments to Tetra in connection with this judgment aggregating to $0.7 million, and on February 15, 2017 the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due would be paid in 24 equal monthly installments, commencing on May 1, 2017.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see note 9). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due would be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%.

On December 7, 2016, the holders of the Tegal Notes (see note 7) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of $0.4 million, including accrued interest. A request for entry of default judgment was filed on January 24, 2017. The Company has attempted to work out a payment arrangement with the plaintiffs, but to date has not been able to consummate such an arrangement. A Case Management Conference is scheduled for September 5, 2017.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Segment Reporting

Selected financial information for the Company’s operating segments is as follows:

	Year Ended December 31,
	2016	2015
Net revenues - External
Clinical Laboratory Operations	$3,716,662	$17,501,189
Supportive Software Solutions	834,158	805,899
Decision Support and Informatics	694,291	85,950
	$5,245,111	$18,393,038
Net revenues - Intersegment
Supportive Software Solutions	1,254,338	2,096,768
	$1,254,338	$2,096,768
(Loss) income from operations
Clinical Laboratory Operations	$(15,513,290)	$(17,197,888)
Supportive Software Solutions	(4,559,069)	(7,810,476)
Decision Support and Informatics	(3,065,657)	(13,023,465)
Corporate	(9,389,519)	(7,488,351)
Eliminations	134,647	55,206
	$(32,392,888)	$(45,464,974)
Depreciation and amortization
Clinical Laboratory Operations	$2,485,207	$2,178,423
Supportive Software Solutions	651,872	678,201
Decision Support and Informatics	41,462	8,006
Corporate	3,008	5,424
Eliminations	(134,647)	(120,204)
	$3,046,902	$2,749,850
Capital expenditures
Clinical Laboratory Operations	$25,009	$419,068
Supportive Software Solutions	1,875	102,235
Decision Support and Informatics	9,844	–
Eliminations	–	(65,000)
	$36,728	$456,303

	December 31,	December 31,
	2016	2015
Total assets
Clinical Laboratory Operations	$4,081,136	$15,152,583
Supportive Software Solutions	2,602,428	2,896,473
Decision Support and Informatics	379,652	4,307,053
Corporate	2,130,191	14,109,337
Eliminations	(2,711,014)	(7,095,520)
	$6,482,393	$29,369,926

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Investment in Genomas, Inc.

On July 19, 2016, the Company purchased the debt and equity interests in Genomas, Inc. (“Genomas”) held by Hartford Healthcare Corporation, consisting of 500,000 shares of Series A Preferred Stock of Genomas, 345,000 shares of Series B Preferred Stock of Genomas, an aggregate of approximately $1.5 million of Genomas notes payable to Hartford Healthcare Corporation and certain rights to and license participation in technology that is used by Genomas (the “Genomas Assets”). Genomas is a biomedical company that develops PhyzioType Systems for DNA-guided management and prescription of drugs used to treat mental illness, pain, heart disease, and diabetes. The purchase price for the Genomas Assets was $250,000 in cash. The Genomas preferred stock acquired in this transaction represents approximately 15% of the outstanding equity of Genomas.

On September 29, 2016, the Company entered into a definitive agreement to acquire the remaining equity interests in Genomas for 1,750,000 shares of the Company’s newly created Series F Convertible Preferred Stock and the assumption of approximately $0.8 million of liabilities. As of December 31, 2016, the consideration had not been issued and the transaction had not closed.

At December 31, 2016, in addition to the foregoing equity investment, the Company had outstanding advances to Genomas in the amount of $0.4 million. The Company determined that these advances were not recoverable and charged these advances to expense in its statement of operations for the year ended December 31, 2016. The Company also recorded a loss on impairment for the foregoing investment in the year ended December 31, 2016, based on the Company’s estimate of fair value of the equity stake acquired in Genomas.

Note 16 – Supplemental Disclosure of Cash Flow Information

Year Ended December 31,
	2016	2015
Cash paid for interest	$1,441,160	$624,896
Cash paid for income taxes	$157,346	$1,386,955
Non-cash investing and financing activities:
Accrued liabilities settled through the issuance of common stock and warrants	$2,231,829	$–
Exercise of stock options as reduction of notes payable, related party	$–	$2,500,000
Adjustment of goodwill	$–	$131,270
Assets acquired through capital leases	$–	$1,638,884
Acquisition of noncontrolling interest in Biohealth Medical Laboratory, Inc.	$–	$259,875
Acquisition of CollabRx	$–	$13,510,777
Conversions of preferred stock into common stock	$37,823,000	$25

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Recent Accounting Pronouncements

Title and reference	Prescribed	Commentary
Effective Date
ASU No. 2015-16, “Business Combinations” (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.	Fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.	In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations” (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2105-16 requires that (i) an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, and (iii) an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this Update apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. Adoption of ASU No. 2015-16 did not have a significant impact on the Company’s consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU No. 2015-15, “Interest—Imputation of Interest” (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.	Effective upon issuance	In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest” (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). In ASU 2015-15, the SEC adds guidance to Subtopic 835-30 pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest” (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. According to the SEC, the guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance in ASU 2015-15 is effective upon issuance. Adoption of ASU 2015-15 and ASU 2015-03 did not have a significant impact on the Company’s consolidated financial statements.
ASU No. 2015-14, “Revenue from Contracts with Customers” (Topic 606): Deferral of the Effective Date.	Effective upon issuance	In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers” (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 effectively defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), by one year for all entities. In May 2014, the FASB issued ASU 2014-09 with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period for public business entities, certain not-for-profit entities, and certain employee benefit plans. The effective date for all other entities was for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. ASU 2015-14 is effective upon issuance. ASU 2015-14 is not expected to have a significant impact on the Company’s consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standard Update (“ASU”) No. 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory.	Fiscal years beginning after December 15, 2016 and for interim periods therein.	In July 2015, the FASB issued ASU No. 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the measurement of inventory by requiring certain inventory to be subsequently measured at the lower of cost and net realizable value. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016 and for interim periods therein and are not expected to have a significant impact on the Company’s consolidated financial statements upon adoption.
ASU No. 2015-04, “Compensation - Retirement Benefits” (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.	Interim and fiscal periods beginning after December 15, 2015.	In April 2015, the FASB issued ASU No. 2015-04, “Compensation - Retirement Benefits” (Topic 715). ASU 2015-04 will allow employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year ends (i.e., on an alternative measurement date). An employer that makes this election must consistently apply the practical expedient from year to year and to all of its defined benefit plans. ASU 2015-04 will be effective for interim and fiscal periods beginning after December 15, 2015; prospective application is required and early adoption is permitted. This guidance did not have any impact on the Company’s financial position, results of operations or cash flows.
ASU No. 2015-02, “Consolidation” (Topic 810): Amendments to the Consolidation Process.	Annual periods, and interim periods within those annual periods, beginning after December 15, 2015.	In February 2015, the FASB issued ASU No. 2015-02, “Consolidation” (Topic 810): Amendments to the Consolidation Process (“ASU 2015-02”). ASU 2015-02 amends the consolidation analysis for limited partnerships and other variable interest entities (“VIEs”). Adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU No. 2015-01, Income Statement - “Extraordinary and Unusual Items” (Subtopic 225-20): Simplifying the Income Statement Presentation by Eliminating the Concept of Extraordinary Items.	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.	In January 2015, the FASB issued ASU No. 2015-01, Income Statement - “Extraordinary and Unusual Items” (Subtopic 225-20): Simplifying the Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40): Disclosure of Uncertainty about an Entity's Ability to Continue as a Going Concern.	Fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted.	In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40): Disclosure of Uncertainty about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance that establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. The Company does not expect this new standard to have a significant impact on its consolidated financial statements. See note 1 regarding management’s current disclosures regarding the Company’s ability to continue as a going concern.
ASU No. 2014-12, “Compensation - Stock Compensation”(Topic 718): Accounting for Share-based Payments.	Annual and interim periods within the annual period beginning after December 15, 2015.	In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation” (Topic 718): Accounting for Share-based Payments (“ASU 2014-12”). ASU 2014-12 provides guidance that impacts the accounting for share-based performance awards. This guidance requires that a performance target that affects vesting that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This guidance is effective for annual and interim periods within the annual period beginning after December 15, 2015. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”)	Fiscal years beginning on or after December 15, 2016, with early adoption permitted.	In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2015-17 to have a material impact on its consolidated financial statements.
Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”)	Annual and interim periods within the annual period beginning after December 15, 2018.	In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU 2016-02 is permitted. The Company has not yet determined the impact that adoption of ASU 2016-02 will have on its consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Subsequent Events

Between January 3, 2017 and March 29, 2017, an aggregate of 6,280 shares of Series H Preferred Stock was converted into 2,325,929 shares of the Company’s common stock, and 2,778 shares of common stock were issued to an employee as compensation.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid state income taxes in the approximate amount of $0.9 million, including penalties and interest. On January 25, 2017, the Company paid the DOR $250,000 as partial payment on this liability, and in February 2017 the Company entered into a stipulation agreement with the DOR which will allow the Company to pay the remainder of the amount due to the DOR over a period of 12 months. If at any time during the stipulation period the Company fails to timely file any required tax returns with the DOR or does not meet the payment obligations under the stipulation agreement, the entire amount due will be accelerated.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing arrangement that the Company had with Tetra (see note 9). On January 3, 2017, Tetra received a default judgment against the Company in the amount of $2.6 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. In January and February of 2017, the Company made payments to Tetra in connection with this judgment aggregating to $0.7 million, and on February 15, 2017 the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due under the default judgment would be paid in 24 equal monthly installments, commencing on May 1, 2017.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing arrangement that the Company had with DeLage (see note 9). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, the Company entered into a payment agreement with DeLage whereby the amount due would be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%.

On January 13, 2017, the Company completed an asset purchase agreement to acquire certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Hospital Assets”). The Hospital Assets include a 52,000 square foot hospital building and 6,300 square foot professional building on approximately 4.3 acres. Scott County Community Hospital is classified as a Critical Access Hospital (rural). The Company acquired the Hospital Assets out of bankruptcy for a purchase price of $1.0 million. The Company intends to reopen the hospital during the second or third quarter of 2017, subject to the receipt of the necessary licenses and regulatory approvals.

On February 2, 2017, the Company issued $1.6 million aggregate principal amount of Original Issue Discount Convertible Debentures due three months from the date of issuance (the “February Debentures”) and warrants to purchase an aggregate of 100,000 shares of common stock, which can be exercised at any time after August 17, 2017 at an exercise price of $2.58 per share (the “Warrants”), to an accredited investor for a purchase price of $1.5 million. The Debentures were convertible at a conversion price of $2.58 per share (subject to adjustment).

On February 22, 2017, the Reverse Stock Split became effective (see note 1). The Reverse Stock Split resulted in the issuance of 7,897 shares of common stock due to the rounding up of fractional shares.

In January and February of 2017, the Company received advances aggregating $3.3 million from Mr. Diamantis. The advances, along with $0.5 million of previously accrued but unpaid interest, were due on demand, bearing interest at 10% per annum. The Company used the advances to pay the purchase price for the Hospital Assets and for general corporate purposes. On March 7, 2017, the Company issued a promissory note to Mr. Diamantis in the amount of $3.8 million (the “2017 Diamantis Note”) in connection with these advances received in 2017, plus accrued and unpaid interest of $0.5 million.

On March 13, 2017, the September 2016 Notes, along with the accompanying warrants, were exchanged for 400,000 shares of the Company’s common stock.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 21, 2017, the Company, under the terms of an exchange agreement with a holder of previously issued warrants to purchase the Company’s common stock, issued 29,518 shares of common stock in exchange for the warrants.

On March 21, 2017, the Company issued $10.85 million aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due March 21, 2019 (the “Convertible Debentures”) and three series of warrants to purchase an aggregate of 19,608,435 shares of the Company’s common stock to several accredited investors. The Company received net proceeds from this transaction in the approximate amount of $8.4 million. The Company used $3.8 million of the net proceeds to repay the 2017 Diamantis Note and $0.75 million of the net proceeds to make a partial repayment on the TCA Debenture. The remainder of the net proceeds is being used for general corporate purposes. In conjunction with the issuance of the Convertible Debentures, the holder of the February Debentures exchanged these debentures for $2.5 million of new debentures (the “Exchange Debentures” and, collectively with the Convertible Debentures, the “Debentures”) on the same terms as, and pari passu with, the Convertible Debentures and warrants. Additionally, the holders of an aggregate of $2.2 million stated value of the Company’s Series H Preferred Stock exchanged such preferred stock into $2.7 million principal amount of Exchange Debentures and warrants. All of the Debentures contain a 24% original issue discount.

The Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.66 per share, subject to adjustment as more fully described in the Debentures. The Debentures will begin to amortize monthly commencing on the 90th day following the closing date, except for the Exchange Debentures related to the Series H Preferred Stock, which began to amortize monthly on the closing date. On each monthly amortization date, the Company may elect to repay 5% of the original principal amount of Debentures in cash or, in lieu thereof, the conversion price of such Debentures will thereafter be 85% of the volume weighted average price at the time of conversion. In the event the Company does not elect to pay such amortization amounts in cash, each investor, in their sole discretion, may increase the conversion amount subject to the alternative conversion price by up to four times the amortization amount. The Debentures contain customary affirmative and negative covenants. The conversion price is subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary anti-dilution protections as more fully described in the Debentures. The Debentures are secured by all of the Company’s assets and are guaranteed by all of the Company’s subsidiaries. Between March 22, 2017 and March 27, 2017, holders of the Exchange Debentures converted an aggregate of $0.3 million of such Exchange Debentures into 215,171 shares of common stock.

The Series A Warrants are immediately exercisable for up to a number of shares of our common stock equal to 100% of the shares underlying the Debentures and have a term of five years. The Series B Warrants are immediately exercisable for up to a number of shares of common stock equal to 100% of the shares underlying the Debentures for a period of 18 months. The Series C Warrants are exercisable for up to a number of shares of common stock equal to 100% of the shares underlying the Debentures and have a term of five years, however these Warrants only become exercisable if, when and to the extent that the holders exercise the Series B Warrants. The Series A and Series C Warrants each have an exercise price of $1.95 per share and the Series B Warrants have an exercise price of $1.66. All of the warrants are subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then exercise price, as well as other customary anti-dilution protections.

The Company is required to file a registration statement registering for resale the shares underlying the Debentures and warrants on or before April 7, 2017, and to use its best efforts to cause the registration statement to be declared effective within 45 days of filing, or within 75 days if the registration statement is reviewed. Additionally, the Company is required to seek shareholder approval to issue in excess of 20% of the Company’s issued and outstanding shares of common stock.

In February 2017, the Company made a payment to TCA in the amount of $0.4 million. In conjunction with the issuance of the Convertible Debentures on March 21, 2017, the Company entered into a letter agreement with TCA, which (i) waives any payment defaults through March 21, 2017; (ii) provides for the $0.75 million payment discussed above; (iii) sets forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million is repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provides for payment of an additional service fee in the amount of $150,000. In addition, TCA entered into an intercreditor agreement with the purchasers of the Convertible Debentures which sets forth rights, preferences and priorities with respect to the security interests in the Company’s assets.

The Company’s Epinex Diagnostics Laboratories, Inc. subsidiary had been sued in a California state court by two former employees who alleged that they were wrongfully terminated, as well as for a variety of unpaid wage claims. The parties entered into a settlement agreement of this matter on July 29, 2016 for approximately $0.2 million, and the settlement was consummated on August 25, 2016. In October of 2016, the plaintiffs in this matter filed a motion with the court seeking payment for attorneys’ fees in the approximate amount of $0.7 million. On March 24, 2017, the court granted plaintiffs’ motion for payment of attorneys’ fees in the amount of $0.3 million, and the Company has accrued this amount in its consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company's management, with the participation of the chief executive officer, who also functions as our interim chief financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2016 because of the material weaknesses in internal control over financial reporting discussed in Management’s Annual Report on Internal Control over Financial Reporting, presented below.

Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with U.S. GAAP. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the chief executive officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer who also functions as our interim chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 based upon the framework in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with such evaluation, management identified material weaknesses in internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2016. The Company is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal accounting department, including the addition of a full time Chief Financial Officer, (ii) beginning the process of converting to a new integrated accounting system to enhance controls and procedures for recording accounting transactions; and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department, including independent review of material cash disbursements.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2016, there was no material change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for our 2017 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 11.	Executive Compensation.

This information will be contained in our definitive proxy statement for our 2017 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

This information will be contained in our definitive proxy statement for our 2017 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for our 2017 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 14.	Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for our 2017 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

See EXHIBIT INDEX.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rennova Health, Inc.

Date: April 10, 2017	/s/ Seamus Lagan
Seamus Lagan, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seamus Lagan	Chief Executive Officer and Director	April 10, 2017
Seamus Lagan	(principal executive officer and principal financial officer)

/s/ Dr. Kamran Ajami	Director	April 10, 2017
Dr. Kamran Ajami

/s/ Christopher Diamantis	Director	April 10, 2017
Christopher Diamantis

/s/ Michael L. Goldberg	Director	April 10, 2017
Michael L. Goldberg

/s/ Trevor Langley	Director	April 10, 2017
Trevor Langley

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 29, 2012, by and among Tegal Corporation, CLBR Acquisition Corp., CollabRx, Inc. and CommerceOne, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2012).
2.2	Agreement and Plan of Merger, dated as of April 15, 2015, by and among Medytox Solutions, Inc., CollabRx, Inc. and CollabRx Merger Sub, Inc. (incorporated by reference to Annex A to the Company’s joint proxy statement/prospectus that was part of the registration statement on Form S-4, filed with the SEC on September 18, 2015).(1)
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013).
3.2	Restated Bylaws of Tegal Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2006).
3.3	Certificate of Amendment to Certificate of Incorporation of CollabRx, Inc., filed November 2, 2015 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.4	Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.5	Certificate of Designation for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.6	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed March 9, 2016 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K filed with the SEC on April 19, 2016)
3.7	Certificate of Designation for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 30, 2015).
3.8	Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.9	Certificate of Designation for Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on July 19, 2016).
3.10	Certificate of Designation for Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2016).
3.11	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed February 22, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017).
4.1	Stockholders Agreement, dated July 12, 2012, by and among Tegal Corporation and the stockholders identified therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).
4.2	Warrant Agency Agreement, dated as of December 30, 2015, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
4.3	Shareholder Rights Agreement, dated as of April 13, 2011, by and between Tegal Corporation and Registrar and Transfer Company (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed with the SEC on April 14, 2011).
4.4	Amendment to Shareholder Rights Agreement, dated April 15, 2015, by and between CollabRx, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
4.5	Medytox Solutions, Inc. Senior Secured, Convertible, Redeemable Debenture, effective September 11, 2015 (incorporated by reference to Exhibit 4.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
4.6	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2015).
4.7	Form of Warrant in connection with the Exchange Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (File No. 333-211515) filed with the SEC on July 12, 2016).
4.8	Warrant Agency Agreement, dated as of July 19, 2016, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2016).
4.9	Form of Warrant in connection with the Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.118 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

10.1	**	Fifth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).
10.2	**	Eighth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 14, 2006).
10.3	**	2007 Incentive Award Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A, filed with the SEC on July 29, 2007).
10.4	**	Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Company's revised definitive proxy statement on Schedule 14A filed with the SEC on July 29, 2004).
10.5		Form of Stock Option Agreement for Employees from the 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2007).
10.6	**	Form of Non-Qualified Stock Option Agreement for Employees from the Eighth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 12, 2004).
10.7	**	Form of Restricted Stock Unit Award Agreement from the Eighth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on July 11, 2005).
10.8	**	Restricted Stock Unit Award Agreement between Tegal Corporation and Tom Mika, dated July 5, 2005 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 11, 2005).
10.9	**	Restricted Stock Unit Awards between Tegal Corporation and each of Thomas Mika and Christine Hergenrother, each dated October 7, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2010).
10.10		Warrant issued to se2quel Partners LLC dated January 14, 2011 (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the SEC on January 21, 2011).
10.11		Warrant issued to se2quel Management GmbH dated January 14, 2011 (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed with the SEC on January 21, 2011).
10.12		Warrant Transfer Agreement and replacement Warrants issued dated March 31, 2012 (incorporated by reference to Exhibit 99.5 to the Company's Annual Report on Form 10-K filed with the SEC on June 14, 2012).
10.13		Warrant Transfer Agreement issued dated March 31, 2013 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.14	**	Employment Agreement, dated June 29, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 5, 2012).
10.15		Agreement Not to Compete, dated July 12, 2012, by and between Tegal Corporation and Jay M. Tenenbaum (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.16		Promissory Note issued by Tegal Corporation on July 12, 2012 to Jay M. Tenenbaum (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.17		Promissory Note issued by Tegal Corporation on July 12, 2012 to CommerceNet (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.18	**	Restricted Stock Unit Award Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.19		Indemnity Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.20	**	Amendment No. 1 to Employment Agreement, dated as of December 7, 2012, by and between CollabRx, Inc. and James M. Karis (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 7, 2012).
10.21	**	Amendment No. 1 to Restricted Stock Unit Award Agreement, dated as of December 7, 2012, by and between CollabRx, Inc. and James M. Karis (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 7, 2012).
10.22	**	Employment Agreement, dated February 12, 2013, by and among CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 12, 2013).
10.23	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Smruti Vidwans (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.24	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Michelle Turski (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.25	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Lisandra West (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.26	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Gavin Gordon (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.27	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and John Randy Gobbel (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.28	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and George Lundberg (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.29	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Jeff Shrager (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.30		Loan and Security Agreement, dated January 16, 2015, between CollabRx, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed with the SEC on January 22, 2015).
10.31		Agreement, dated January 16, 2015, between CollabRx, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 22, 2015).
10.32		Parent Support Agreement, dated April 15, 2015, between Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.33		Form of Company Support Agreement, dated April 15, 2015, between CollabRx, Inc. and certain Medytox Solutions, Inc. stockholders identified therein (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.34		Stockholders Agreement, dated April 15, 2015, among CollabRx, Inc., Thomas R. Mika and certain Medytox Solutions, Inc. stockholders identified therein (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.35	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.36	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.37	Form of Employment Agreement among New Sub, CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.38	Form of Employment Agreement among New Sub, CollabRx, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.39	Agreement, dated August 22, 2011, among Trident Laboratories, Inc., its shareholders and Medytox Institute of Laboratory Medicine, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on November 4, 2011).
10.40	Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on November 4, 2011).
10.41	Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on December 12, 2011).
10.42	Convertible Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on December 12, 2011).
10.43	Security Agreement, dated as of December 6, 2011, among Medytox Solutions, Inc., Medytox Management Solutions Corp., Medytox Institute of Laboratory Medicine, Inc. and Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on December 12, 2011).
10.44	Membership Interest Purchase Agreement, dated as of February 16, 2012, between Marylu Villasenor Hall and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on February 17, 2012).
10.45	Secured Promissory Note, dated February 16, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on February 17, 2012).
10.46	Senior Secured Revolving Credit Facility Agreement, dated as of April 30, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.47	Revolving Promissory Note, dated April 30, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.48	Guaranty Agreement, dated as of April 30, 2012, by Medytox Medical Marketing & Sales, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.49	Guaranty Agreement, dated as of April 30, 2012, by Medytox Diagnostics, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.50	Guaranty Agreement, dated as of April 30, 2012, by PB Laboratories, LLC in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.51	Security Agreement, dated as of April 30, 2012, between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.52	Security Agreement, dated as of April 30, 2012, between Medytox Medical Marketing & Sales, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.7 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.53	Security Agreement, dated as of April 30, 2012, between Medytox Diagnostics, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.8 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.54	Security Agreement, dated as of April 30, 2012, between PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.9 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.55	Amendment No. 1 to Senior Secured Revolving Credit Facility, dated as of July 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.56	Amended and Restated Revolving Promissory Note, dated July 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.57	Amendment to Convertible Promissory Note, dated as of July 27, 2012, between Medytox Solutions, Inc. and Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.58	Amendment to Security Agreement, dated as of July 27, 2012, among Medytox Solutions, Inc., Medytox Medical Management Solutions Corp. and Medytox Institute of Laboratory Medicine, Inc. in favor of Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.59	Membership Interest Purchase Agreement, dated as of October 31, 2012, between Medytox Diagnostics, Inc. and Marylu Villasenor Hall (incorporated by reference to Exhibit 10.10 to Medytox's Quarterly Report on Form 10-Q/A filed with the SEC on November 21, 2012).
10.60	Secured Promissory Note, dated October 31, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall (incorporated by reference to Exhibit 10.11 to Medytox's Quarterly Report on Form 10-Q/A filed with the SEC on November 21, 2012).
10.61	Amendment No. 2 to Senior Secured Revolving Credit Facility Agreement, dated as of October 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on December 17, 2012).
10.62	Amended and Restated Revolving Promissory Note, dated October 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on December 17, 2012).
10.63	Stock Purchase Agreement, dated as of December 7, 2012, between Luisa G. Suarez and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.64		Stock Purchase Agreement, dated as of December 7, 2012, between Balbino Suarez and Medytox Diagnostics, Inc.(incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.65		Secured Promissory Note, dated December 7, 2012, issued by Medytox Diagnostics, Inc. to Balbino Suarez (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.66		Guarantee of Medytox Solutions, Inc., dated December 7, 2012, of Secured Promissory Note issued to Balbino Suarez (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.67		Option Agreement, dated as of December 31, 2012, between Joseph Fahoome and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on January 15, 2013).
10.68		Option Agreement, dated as of December 31, 2012, between Robert Kuechenberg and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on January 15, 2013).
10.69		Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.70		Amended and Restated Revolving Promissory Note, dated February 28, 2013, by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.71		Guaranty Agreement, dated as of January 22, 2013, by Biohealth Medical Laboratory, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.72		Security Agreement, dated as of January 22, 2013, between Biohealth Medical Laboratory, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.73		Guaranty Agreement, dated as of February 28, 2013, by Advantage Reference Labs, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.74		Security Agreement, dated as of February 28, 2013, between Advantage Reference Labs, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.75		Consulting Agreement, dated May 25, 2011, between Seamus Lagan and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.37 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.76		Consulting Agreement, dated October 3, 2011, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.38 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.77		Consulting Agreement, dated as of October 1, 2012, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.39 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.78	**	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Dr. Thomas F. Mendolia (incorporated by reference to Exhibit 10.45 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.79	Stock Purchase Agreement, dated as of January 1, 2013, among Bill White, Jackson R. Ellis and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.46 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.80	Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Bill White (incorporated by reference to Exhibit 10.47 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.81	Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Jackson R. Ellis (incorporated by reference to Exhibit 10.48 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.82	Promissory Note, dated March 13, 2013, issued by Alethea Laboratories, Inc. to Summit Diagnostics, LLC (incorporated by reference to Exhibit 10.49 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.83	Membership Interest Purchase Agreement, dated as of January 14, 2013, as amended, among Reginald Samuels, Ralph Perricelli and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.50 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.84	Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Reginald Samuels (incorporated by reference to Exhibit 10.51 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.85	Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Ralph Perricelli (incorporated by reference to Exhibit 10.52 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.86	Option Agreement, effective as of April 19, 2013, between Christopher E. Diamantis and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on April 26, 2013).
10.87	Option Agreement, effective as of April 19, 2013, between Benjamin Frank and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on April 26, 2013).
10.88	Amendment No. 4 to Senior Secured Revolving Credit Facility Agreement, dated as of June 30, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., International Technologies, LLC, Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.89	Fourth Amended and Restated Revolving Promissory Note, dated June 30, 2013 (effective date July 15, 2013), issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.90	Guaranty Agreement, dated as of July 15, 2013, by International Technologies, LLC in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.91	Security Agreement, dated as of July 15, 2013, between International Technologies, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.92	Guaranty Agreement, dated as of July 15, 2013, by Alethea Laboratories, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.93	Security Agreement, dated as of July 15, 2013, between Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.94	Amendment, dated July 12, 2013, to the Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.53 to Medytox's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013).

10.95	**	Form of Medytox Solutions, Inc. 2013 Incentive Compensation Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on March 19, 2014).
10.96		Stock Purchase Agreement, dated as of March 18, 2014, by and among Clinlab, Inc., Daniel Stewart, James A. Wilson, Medytox Information Technology, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.65 to Medytox's Annual Report on Form 10-K filed with the SEC on March 31, 2014).
10.97		Form of Purchase Option Agreement between Medytox Solutions, Inc., and each holder of Series B Preferred Stock (incorporated by reference to Exhibit 10.66 to Medytox's Annual Report on Form 10-K filed with the SEC on March 31, 2014).
10.98		Consulting Agreement, dated March 15, 2014, between Medytox Solutions, Inc. and SS International Consulting, Ltd. (incorporated by reference to Exhibit 10.67 to Medytox's Annual Report on Form 10-K filed with the SEC on March 31, 2014).
10.99		Stock Purchase Agreement, dated as of August 26, 2014, by and among Epinex Diagnostics Laboratories, Inc., Epinex Diagnostics, Inc., Medytox Diagnostics, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on August 28, 2014).
10.100	**	Agreement for the Retirement as CEO and Release of Any and All Claims by and between Medytox Solutions, Inc. and William G. Forhan, dated August 26, 2014, effective as of September 11, 2014 (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on September 12, 2014).
10.101		Amendment to Consulting Agreement, by and between Medytox Solutions, Inc. and Alcimede LLC, dated as of September 11, 2014 (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on September 12, 2014).
10.102	**	Employment Agreement by and between Medytox Solutions, Inc. and Samuel R. Mitchell, dated as of February 4, 2015 (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on February 18, 2015).
10.103	**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the SEC on July 7, 2011).
10.104		Amendment to Consulting Agreement, by and between SS International Consulting, Ltd. and Medytox Solutions, Inc., dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.105	**	Employment Agreement, dated as of September 9, 2015, between Medytox Solutions, Inc. and Jason P. Adams (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.106	**	Amendment to Employment Agreement, dated as of June 16, 2015, between Medytox Solutions, Inc. and Sharon Hollis (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.107		Securities Purchase Agreement, effective September 11, 2015, by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.108		Form of Guaranty Agreement (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.109		Security Agreement, effective September 11, 2015 by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.110		Form of Security Agreement (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.111		Medytox Solutions, Inc. 2013 Incentive Compensation Plan, filed as Exhibit 4.1 to Medytox's Registration Statement on Form S-8 filed with the SEC on December 23, 2013 and incorporated by reference herein.
10.112	**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-210909) filed with the SEC on April 25, 2016).

10.113		Consulting Agreement dated August 1, 2015 between Medytox Solutions, Inc. and Monarch Capital, LLC (incorporated by reference to Exhibit 10.112 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2016).
10.114		Prepaid Forward Purchase Agreement dated as of March 31, 2016 by and between Racine Funding Co., LLC and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (incorporated by reference to Exhibit 10.114 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 7, 2016).
10.115		Form of Exchange Agreement, dated July 11, 2016 (incorporated by reference to Exhibit 10.115 of the Company's Registration Statement on Form S-1 (File No. 333-211515) filed with the SEC on July 12, 2016).
10.116		Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.116 of the Company's Current Report on Form 8-K filed with the SEC on September 21, 2016).
10.117		Form of Note in connection with the Securities Purchase Agreement (incorporated by reference to Exhibit 10.117 of the Company's Current Report on Form 8-K filed with the SEC on September 21, 2016).
10.118		Stock Purchase Agreement, dated as of September 29, 2016, by and among Genomas, Inc., the Sellers set forth in Schedule D thereto, Medytox Diagnostics, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.119 of the Company's Current Report on Form 8-K filed with the SEC on October 5, 2016).
10.119	**	Executive Transition and Separation Agreement and General Release, dated September 28, 2016, between Rennova Health, Inc. and Jason Adams (incorporated by reference to Exhibit 10.120 of the Company's Current Report on Form 8-K filed with the SEC on October 5, 2016).
10.120		Form of Share Redemption Agreement (incorporated by reference to Exhibit 10.120 of the Company’s Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 16, 2016).
10.121		Asset Purchase Agreement dated as of October 26, 2016 by and among Pioneer Health Services of Oneida LLC, Pioneer Health Services of Oneida Real Estate LLC, and Rennova Health, Inc., as amended by Amendment No. 1 to the Asset Purchase Agreement, dated as of December 31, 2016, and as further amended by Amendment No. 2 to the Asset Purchase Agreement, dated as of January 6, 2017 (incorporated by reference to Exhibit 10.121 of the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2017).
10.122		Securities Purchase Agreement dated January 29, 2017 between Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.122 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2017).
10.123		Original Issue Discount Convertible Debenture due May 2, 2017 (incorporated by reference to Exhibit 10.123 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).
10.124		Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.124 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).
10.125		Subsidiary Guarantee between the subsidiaries of the Registrant party thereto and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.125 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).
10.126		Securities Purchase Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.126 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017). .
10.127		Form of Senior Secured Original Issue Discount Convertible Debenture (incorporated by reference to Exhibit 10.127 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.128		Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.134 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.129		Form of Security Agreement (incorporated by reference to Exhibit 10.129 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.130		Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.130 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.131		Exchange Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.131 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.132		Side Letter, dated March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.138 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.133	Security Agreement dated, as of March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.139 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.134	Guaranty Agreement, dated as of March 20, 2017, by Rennova Health, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.140 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.135	Intercreditor Agreement, dated as of March 20, 2017, between Sabby Management, LLC, as Agent, and TCA Global Credit Master Fund, LP (incorporated by referenced to Exhibit 10.141 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.136	Services Agreement, dated as of March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.142 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
21	List of Subsidiaries of the Registrant (2).
23	Consent of Independent Registered Public Accounting Firm – Green & Company, CPAs. (2)
31.1	Section 302 Certification of the Chief Executive Officer and Interim Chief Financial Officer. (2)
32.1	Section 906 Certification of the Chief Executive Officer and Interim Chief Financial Officer. (3)
101.INS	XBRL Instance Document. (2)
101.SCH	XBRL Taxonomy Extension Schema Document. (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

____________________
(1)	The exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Rennova Health, Inc. will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

(2)	Filed herewith.

(3)	Furnished herewith.

**	Management contract for compensatory plan or arrangement.

