Form 10-K/A
period 2016-12-31
Rennova Health, Inc.
filed 2017-04-28
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

_______________________________________

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

As of April 10, 2017, the registrant had 6,378,796 shares of Common Stock outstanding.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by Rennova Health, Inc. (the "Company") to amend the Annual Report on Form 10-K for the year ended December 31, 2016 filed by the Company with the Securities and Exchange Commission (the "SEC") on April 10, 2017 (the “Original Report”) to include the information required to be disclosed by Part III, Items 10-14 of Form 10-K and the Consent of the Company’s Independent Registered Public Accounting Firm. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in the Original Report is changed by this amendment.

As required pursuant to the Securities and Exchange Act of 1934, as amended, this Amendment also includes updated certifications from the Company’s Chief Executive Officer and Interim Chief Financial Officer as Exhibits 31.1 and 32.1.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are currently serving as directors and executive officers of the Company.

Name	Age	Positions
Seamus Lagan	48	President, Chief Executive Officer and Interim Chief Financial Officer and Director
Dr. Kamran Ajami	58	Director
Christopher E. Diamantis	48	Director
Trevor Langley	55	Director

All directors of the Company serve one year terms and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Executive Officers’ and Directors’ Biographies

Seamus Lagan was appointed Chief Executive Officer and President and a director of the Company on November 2, 2015 and as Chief Executive Officer and a director of Medytox Solutions, Inc., a wholly-owned subsidiary of the Company (“Medytox”), effective September 15, 2014. Mr. Lagan was appointed Interim Chief Financial Officer of the Company upon the resignation of Jason Adams effective September 30, 2016. Mr. Lagan has been, either individually or through Alcimede LLC (“Alcimede”), a consultant to Medytox since May 2011. Mr. Lagan has been a director of Alcimede since its formation in 2007. Alcimede is a privately-held, Delaware limited liability company which provides various consulting services, including management, organization, and financial consulting services. Mr. Lagan also currently serves, through Alcimede, as chief executive officer of the following subsidiaries of the Company: Medytox Diagnostics, Inc. (since February 2012), and Health Technology Solutions, Inc. (since June 2011) and as president of Medical Billing Choices, Inc. (since July 2013). From September 2008 through May 2011, Mr. Lagan was a private investor. In 2008, TecEnergy UK Limited (“TEC”), a waste management and alternative energy company in England and Wales, of which Mr. Lagan served as a director, was placed into administration to protect it from bankruptcy. The relevant taxing authorities in the United Kingdom alleged that the directors reduced the debt of TEC to its creditors at the expense of tax liabilities to the taxing authorities. There were no other allegations of wrongdoing, but based on such allegations, the taxing authorities sought to have each of the directors of TEC banned from acting as a director in the United Kingdom for a three-year period. At the time of such action, Mr. Lagan had significant health issues and did not defend himself. As a result, Mr. Lagan was banned in his absence from acting as a director of a United Kingdom company from October 8, 2010 until October 2015 (In the Matter of TecEnergy UK Limited and in the Matter of the Company Directors Disqualifications Act of 1986 between the Secretary of State for Business, Innovation and Skills and Seamus Lagan (Norwich County Court, from 2014 to 2015, UK, Claim No. 0NR00656)). Mr. Lagan graduated from Ballymena Technical College in Ireland in 1989.

Dr. Kamran Ajami has served as a director of the Company since April 9, 2017. He is a pathologist and, since February 2011, has been the Medical Director of the laboratories at West Side Regional Medical Center and Plantation General Hospital. Since 1997, he has also been Owner and Chief Executive Officer of Americana Cytopathology Associates, P.A. which supplies medical directors for laboratories.

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

Trevor Langley has served as a director of the Company since April 9, 2017. Since 2006, he has been the Owner and Managing Partner of Avanti Capital Group LLC/Avanti Partners, LLC (“Avanti”). Avanti assists micro, small and mid-cap publicly traded companies and those looking to become public by leveraging traditional and new communication technologies with a specialization in healthcare and alternative-energy markets. Avanti also provides comprehensive consulting services.

Family Relationships amongst Directors and Executive Officers

There are no family relationships between the executive officers and directors.

Audit Committee and Audit Committee Financial Expert

The purpose of the audit committee is to review the Company’s audited financial statements with management, review the performance of the Company’s independent registered public accountants, approve audit fees and fees for the preparation of the Company’s tax returns, review the Company’s internal accounting policies and internal control procedures and consider and appoint the Company’s independent registered public accountants. The audit committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

The audit committee charter is available on the Company's website at www.rennovahealth.com by selecting “Investors” and then “Corporate Governance” from the available options.

The audit committee of the Company consists of Mr. Trevor Langley and Dr. Kamran Ajami. Each member of the audit committee qualifies as “independent” for purposes of membership on audit committees pursuant to the Listing Rules of The NASDAQ Stock Market and the rules and regulations of the SEC and is “financially literate” as required by the Listing Rules of The NASDAQ Stock Market. In addition, the board of directors of the Company has determined that Mr. Langley qualifies as an “audit committee financial expert” as defined by the rules and regulations of the SEC and meets the qualifications of “financial sophistication” under the Listing Rules of The NASDAQ Stock Market.

Code of Conduct

The Company has adopted a written code of conduct (the "Code"), which is applicable to the Board of Directors and officers of the Company, including, but not limited to the Company's Chief Executive Officer, Chief Financial Officer, Controller and all persons performing similar functions to the foregoing officers of the Company. We intend to post amendments to or waivers from the Code (to the extent applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, or persons performing similar functions) on our website at www.rennovahealth.com. A copy of the Code will be provided to any person free of charge upon request by writing to Rennova Health, Inc., Attention: Secretary, 400 South Australian Avenue, Suite 800, West Palm Beach, Florida 33401.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who beneficially own 10% or more of our stock file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2016, our directors, executive officers and greater than 10% beneficial owners complied with all such applicable filing requirements, except for the untimely filing of (i) three Form 4 reports by Dr. Paul Billings, each with respect to one transaction; (ii) three Form 4 reports by Jason Adams with respect to an aggregate of four transactions; (iii) two Form 4 reports by Dr. Thomas Mendolia with respect to an aggregate of three transactions; (iv) one Form 3 report by Steven Sramowicz with respect to his initial ownership of Rennova Health, Inc. securities and four Form 4 reports by him with respect to an aggregate of seven transactions; (v) two Form 4 reports by Robert Lee with respect to an aggregate of three transactions; (vi) three Form 4 reports by Michael Goldberg with respect to an aggregate of four transactions; (vii) two Form 4 reports by Benjamin Frank, each with respect to one transaction; (viii) three Form 4 reports by Christopher Diamantis with respect to an aggregate of four transactions; (ix) three Form 4 reports by Francisco Roca, III with respect to an aggregate of five transactions; (x) three Form 4 reports by Seamus Lagan with respect to an aggregate of eight transactions; (xi) one Form 4 report by Aella Ltd. with respect to one transaction; and (xii) one Form 4 report by Epizon Ltd. with respect to one transaction.

Item 11.	Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual that served as our principal executive officer during the fiscal year ended December 31, 2016; (ii) the Company’s two most highly compensated executive officers other than the principal executive officer at the conclusion of the fiscal year ended December 31, 2016 and (iii) the Company’s two most highly compensated executive officers other than the principal executive officer but for the fact that these persons were not serving as executive officers at the conclusion of the fiscal year ended December 31, 2016 (collectively, the Named Executive Officers).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year		Salary	Bonus	Stock Awards (4)	Option Awards (4)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (5)	Total

Seamus Lagan
President, CEO, Interim	2016	(1)	$–	$200,000	$100,000	$374,118	$–	$–	$387,000	$1,061,118
CFO and Director	2015	(1)	$–	$–	$–	$–	$–	$–	$371,375	$371,375

Thomas R. Mika
Former Chairman,	2016	(2)	$277,968	$–	$–	$248,745	$–	$–	$–	$526,713
President, CEO and Acting Chief Financial Officer	2015	(2)	$321,923	$150,000	$–	$–	$–	$–	$1,179	$473,102

Jason P. Adams
Former Chief Financial Officer	2016	(1)	$153,667	$50,000	$63,250	$53,674	$–	$–	$12,277	$332,868
	2015	(3)	$70,833	$10,000	$–	$–	$–	$–	$1,031	$81,864

____________________

(1)	Mr. Lagan was appointed Medytox’s President and Chief Executive Officer on September 15, 2014 and the Company’s President and Chief Executive Officer on November 2, 2015. He was appointed Interim Chief Financial Officer of the Company upon the resignation of Jason Adams effective September 30, 2016. The compensation information presented for 2015 includes Mr. Lagan’s service to both Medytox and the Company.
(2)	Effective November 2, 2015, Mr. Mika ceased being the Company’s Chief Executive Officer, but he remained the Company’s Chairman until November 3, 2016.
(3)	Mr. Adams became Medytox’s Chief Financial Officer on September 12, 2015 and the Company’s Chief Financial Officer on November 2, 2015. Mr. Adams resigned as Chief Financial Officer of the Company effective September 30, 2016. The Company paid Mr. Adams a one-time relocation bonus of $10,000 in September 2015. The compensation information presented for the fiscal year ended December 31, 2015 includes the period from September 12, 2015 through December 31, 2015.
(4)	Reflects the aggregate grant date fair value of stock and option awards computed in accordance with FASB ASC Topic 718. In determining the grant date fair value of stock awards, the Company used the closing price of the Company’s common stock on the grant date. The grant date fair value of option awards was determined using a binomial model. The assumptions made in the valuation of the option awards are included in note 10 to our consolidated financial statements for the year ended December 31, 2016 included elsewhere in this report.
(5)	All other compensation for the year ended December 31, 2016 includes (1) for Mr. Lagan, consulting fees of $375,000 and automobile allowance of $12,000 described below; and (2) for Mr. Adams, health insurance premiums paid by the Company, All other compensation for the year ended December 31, 2015 includes (1) for Mr. Lagan, consulting fees of $359,375 and automobile allowance of $12,000 described below, (2) for Mr. Mika, premiums on excess group term life insurance; and (3) for Mr. Adams, health insurance premiums paid by the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding outstanding equity awards held by the named executive officers at December 31, 2016:

Name	Number of shares underlying unexercised options exercisable	Number of shares underlying unexercised options unexercisable	Equity Incentive Plan Awards; Number of shares underlying unexercised unearned options	Option exercise price	Option Expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested $	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested $
Seamus Lagan	33,334	-	-	$ 300.00	12/31/2022	-	-	-	-
	16,667	16,667	33,334	$ 30.00	5/2/2026	-	-	-	-
	16,667	16,667	33,334	$ 9.00	7/17/2026	-	-	-	-

Thomas Mika	70	-	-	$ 6,300	12/18/2017	-	-	-	-
	146	-	-	$ 3,510	11/5/2018	-	-	-	-
	20,000	-	-	$ 30.00	5/2/2026	-	-	-	-
	20,000	-	-	$ 9.00	7/17/2026	-	-	-	-

Jason Adams	3,334	-	-	$ 30.00	5/2/2026	-	-	-	-
	3,334	-	-	$ 9.00	7/17/2026	-	-	-	-

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

Seamus Lagan

On October 1, 2012, Medytox entered into a consulting agreement with Alcimede, which is controlled by Mr. Lagan. This agreement replaced and superseded a previous Alcimede consulting agreement. This agreement was originally for three years, and is now subject to annual renewals thereafter, unless either party gives notice of non-renewal. The agreement provides for a retainer of $20,000 per month and reimbursement to Alcimede for its out of pocket expenses. The parties agreed to cancel the options issued pursuant to the prior agreement. Under the new agreement, Alcimede was issued 4,500,000 shares of common stock of Medytox and 1,000 shares of Series B Preferred Stock of Medytox. In addition, Alcimede received options to purchase (i) 1,000,000 shares of common stock of Medytox exercisable at $2.50 per share through December 31, 2017, (ii) 1,000,000 shares of common stock of Medytox exercisable at $5.00 per share through December 31, 2017 and (iii) 1,000,000 shares of common stock of Medytox exercisable at $10.00 a share through December 31, 2022. On June 29, 2015, Alcimede exercised the option to purchase 1,000,000 shares of common stock of Medytox at an exercise price of $2.50 per share (See “Certain Relationships and Related Party Transactions” below for additional information). The parties agreed to cancel the remaining options to purchase 1,000,000 shares of common stock of Medytox at an exercise price of $5.00 per share and 1,000,000 shares of common stock at an exercise price of $10.00 per share in connection with the Merger on November 2, 2015. The share amounts and exercise prices in this paragraph are on a pre-split and pre-Merger basis.

Effective September 11, 2014 and in conjunction with the appointment of Mr. Lagan as our Chief Executive Officer, such consulting agreement with Alcimede was amended to provide for a monthly retainer of $31,250, and we agreed to provide Mr. Lagan with an automobile. During the year ended December 31, 2016, Alcimede received a cash bonus of $200,000.

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

In connection with the Merger of the Company with Medytox, Mr. Mika agreed to enter into a new employment agreement with CollabRx, Inc., a newly-formed subsidiary of the Company upon the effectiveness of the Merger. Mr. Mika also agreed that the Merger would not constitute a change of control or constitute or give rise to good reason under his prior employment agreement. As a result, on November 2, 2015, CollabRx entered into an at-will employment agreement for Mr. Mika to serve as President and Chief Executive Officer of CollabRx. The employment agreement had an initial term of one year and was subject to annual one-year extensions unless either party provided prior written notice of its intention not to renew. Mr. Mika’s annual base salary was set at $310,000, subject to review and potential increase in accordance with Company policy.

The employment agreement provided that in the event Mr. Mika’s employment was terminated by the Company other than for cause (as defined in the employment agreement) or if he resigned for “good reason,” died or becomes disabled, he would receive a payment equal to two times his then-prevailing base salary (or one times his then-prevailing salary if after the initial one-year term), plus $266,667 (if during the initial one-year term), plus 24 months of COBRA payments (or 12 months if after the initial one-year term), all payable in two equal lump sum payments, the first within 60 days following the date of separation and the second on the first anniversary of the date of separation. If Mr. Mika had any outstanding long-term incentive awards that were not fully vested and, if applicable, exercisable, the Company would cause them to be vested and exercisable immediately prior to the date of termination. Any notice of non-renewal of the term by the Company would constitute a termination of Mr. Mika without cause during a period after the initial one-year term. The employment agreement was not renewed by the Company beyond its initial one year term and, as a result, the employment agreement was terminated on November 2, 2016. Subject to the terms and conditions in the employment agreement, Mr. Mika is eligible to receive an amount equal to his base salary of $310,000 and 12 months of COBRA premiums for Mr. Mika.

Jason P. Adams

Medytox entered into a two-year employment agreement with Jason Adams effective September 9, 2015, pursuant to which he was compensated at the rate of $200,000 per year, and entitled to participate in any annual bonus plans that may be approved by the Board of Directors. The Company and Mr. Adams agreed that he would leave the Company effective September 30, 2016 to pursue other interests. The Company and Mr. Adams entered into an Executive Transition and Separation Agreement and General Release (the “Transition Agreement”) effective October 6, 2016. Under the Transition Agreement, Mr. Adams agreed to assist in the transition of duties and to remain available as a consultant for a period of three months to ensure a complete transition. Mr. Adams was paid $8,000 per month during that three-month period, which is included in the foregoing compensation table. He also received a grant of 2,778 shares of the Company’s common stock under the 2007 Incentive Award Plan. Mr. Adams’ health insurance was continued through November 30, 2016, including payment of 100% of the premiums for family dependent coverage. In addition, Mr. Adams granted the Company a full and general release.

Director Compensation

Non-employee directors receive an annual cash retainer of $40,000 and are granted stock options upon joining the Board of Directors. In addition, Mr. Lee was entitled to receive an additional $10,000 annually in connection with his service as Chairman of the Company’s Audit Committee. We do not pay employee directors for Board service in addition to their regular employee compensation. The Board has the primary responsibility for considering and determining the amount of director compensation. On March 23, 2016, the Board of Directors approved a change to its compensation, whereby, in addition to receiving $40,000 annually in cash, non-employee directors would receive 3,334 options to purchase the Company’s common stock on May 2, 2016, and each January 31 thereafter.

The following table shows amounts earned by each non-employee Director in the fiscal year ended December 31, 2016:

Director (1)	Fees earned or paid in cash	Stock Awards	Option Awards (3)	Non-equity Incentive Plan Compensation	All Other Compensation(2)	Total
Dr. Kamran Ajami	$–	$–	$–	$–	$–	$–
Dr. Paul R. Billings	$40,000	$–	$29,849	$–	$40,000	$109,849
Christopher E. Diamantis	$40,000	$–	$29,849	$–	$–	$69,849
Benjamin Frank (4)	$40,000	$–	$24,874	$–	$–	$64,874
Michael L. Goldberg	$–	$–	$74,623	$–	$227,500	$302,123
Trevor Langley	$–	$–	$–	$–	$–	$–
Robert Lee	$50,000	$–	$29,849	$–	$–	$79,849

____________________

(1)	Dr. Ajami and Mr. Langley were appointed as directors on April 9, 2017. Dr. Billings and Mr. Lee resigned from the board of directors on April 9, 2017. Mr. Goldberg resigned from the Board of Directors effective April 24, 2017.
(2)	For Dr. Billings, includes $20,000 for his service on the Company’s Scientific Advisory Committee and $20,000 for consulting services provided to the Company. For Mr. Goldberg, includes consulting fees earned by Monarch Capital LLC, of which Mr. Goldberg is the Managing Director (see Item 13. Certain Relationships and Related Transactions, and Director Independence).
(3)	Reflects the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. The grant date fair value of option awards was determined using a binomial model. The assumptions made in the valuation of the option awards are included in note 10 to our consolidated financial statements for the year ended December 31, 2016 included elsewhere in this report.
(4)	Mr. Frank passed away on December 18, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of our outstanding Common Stock as of April 10, 2017 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the stockholders listed below possess sole voting and investment power with respect to their shares. The address of each of the following (other than Epizon Ltd.) is c/o Rennova Health, Inc., 400 S. Australian Avenue, Suite 800, West Palm Beach, Florida 33401.

Name of Beneficial Owner	No. of Shares of Common Stock Owned		Percentage of Ownership(1)
Seamus Lagan	217,373	(2)	3.3%

Dr. Kamran Ajami	10,574	(3)	*

Christopher E. Diamantis	119,408	(4)	1.9%

Michael L. Goldberg	21,126	(5)	*

Trevor Langley	–		*

Thomas R. Mika	7,818	(6)	*

Jason P. Adams	20,058	(7)	*

Epizon Ltd.	129,575	(8)	2.0%

All Directors and Executive Officers as a Group (5 persons)	368,481	(9)	5.6%

_________________________

*	Less than one percent.
(1)	Based on 6,378,796 shares of Common Stock issued and outstanding as of April 10, 2017, and additional shares deemed to be outstanding as to a particular person, in accordance with applicable rules of the Securities and Exchange Commission (the “SEC”). Beneficial ownership is determined in accordance with SEC rules to generally include shares of Common Stock subject to options or issuable upon conversion of convertible securities, and such shares are deemed outstanding for computing the percentage of the person holding such options or securities, but are not deemed outstanding for computing the percentage of any other person.
(2)	Includes 1,475 shares of Common Stock and 141,667 stock options to purchase a like number of shares of Common Stock, owned of record by Mr. Lagan. Also includes 64,231 shares of Common Stock owned of record by Alcimede LLC, of which Mr. Lagan is the sole manager.
(3)	Includes 9,240 shares of common stock and 1,334 stock options to purchase a like number of shares of common stock, owned of record by Dr. Ajami.
(4)	Includes 60,496 shares of Common Stock, 10,049 stock options to purchase a like number of shares of Common Stock, and 298,890 warrants to purchase a like number of shares of Common Stock, owned of record by Mr. Diamantis.
(5)	Includes 257 shares of Common Stock and 20,000 stock options to purchase a like number of shares of Common Stock, owned of record by Mr. Goldberg. Also includes 889 shares of Common Stock owned of record by Monarch Capital LLC, of which Mr. Goldberg is a principal. Mr. Goldberg resigned as a Director effective April 24, 2017.
(6)	Mr. Mika has currently exercisable options to purchase 40,216 shares of Common Stock. Mr. Mika resigned as Chairman and a member of the Board of Directors effective November 3, 2016.
(7)	Includes 58 shares of Common Stock and 20,000 stock options to purchase a like number of shares of Common Stock, owned of record by Mr. Adams. Mr. Adams resigned as Chief Financial Officer effective September 30, 2016.
(8)	All of the outstanding capital stock of Epizon Ltd. is owned by The Shanoven Trust, of which P. Wilhelm F. Toothe serves as trustee. Mr. Lagan is the settlor and Mr. Lagan and his family are the beneficiaries of The Shanoven Trust. Epizon Ltd. owns of record 129,575 shares of Common Stock. The address of Epizon Ltd. is Suite 104a, Saffrey Square, Bank Lane, P.O. Box N-9306, Nassau, Bahamas.
(9)	Includes Messrs. Lagan, Diamantis, Goldberg and Langley and Dr. Ajami. Includes 146,518 shares of Common Stock, 173,050 stock options to purchase a like number of shares of Common Stock, and 48,890 warrants to purchase a like number of shares of Common Stock, owned by Messrs. Lagan, Diamantis, Goldberg and Langley and Dr. Ajami, as described in the above footnotes.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Alcimede, of which Mr. Lagan is the sole manager, was paid $0.6 million and $0.4 million for consulting fees pursuant to a consulting agreement for the years ended December 31, 2016 and 2015, respectively. In addition, Alcimede had advanced loans to the Company for the payment of certain operating expenses. The loans were non-interest bearing and were due on demand. On February 3, 2015, the Company borrowed $3,000,000 from Alcimede. The note has an interest rate of 6% and was originally due on February 2, 2016. In February 2016, Alcimede agreed to extend the maturity date of the loan to February 2, 2017 and the maturity date has since been extended to August 2, 2017. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase one million shares of the Company’s common stock at an exercise price of $2.50 per share. The loan outstanding was reduced in satisfaction of the aggregate exercise price of $2,500,000. In August 2016, a portion of the remaining $500,000 balance was repaid by the Company through the issuance of shares of common stock, and the remaining balance on this loan as of December 31, 2016 was approximately $200,000. On February 27, 2015, the Company borrowed $30,000 from Alcimede. The loan was repaid on April 15, 2015.

Dr. Thomas Mendolia, the former Chief Executive Officer of the Company’s Laboratories and at the time a principal stockholder, was reimbursed $26,765 and $32,439 for certain operating expenses and asset purchases paid by Dr. Mendolia on the Company’s behalf in the years ended December 31, 2016 and 2015, respectively.

On June 30, 2015, the Company issued 6,667 shares of common stock to SS International Consulting Ltd., of which a former director of the Company is the sole manager.

On August 1, 2015, Medytox entered into a non-exclusive consulting agreement with Monarch Capital LLC (“Monarch”). Michael Goldberg, at the time a director of Medytox and a director of the Company through April 24, 2017, is the Managing Director of Monarch. Under this agreement, Monarch provides business and financial advice. The original term of the agreement was through August 31, 2016, and is subject to automatic renewal for an additional one year unless Medytox provides the consultant with 180 days’ prior written notice of its intent not to renew. The agreement has been renewed for another year. Monarch was paid approximately $150,000 and $73,000 for consulting fees pursuant to this agreement for the years ended December 31, 2016 and 2015, respectively.

On September 4, 2015, the Company borrowed $500,000 from Mr. Diamantis, at the time a director of Medytox and currently a director of the Company. This loan was repaid in the fourth quarter of 2015 with a 10% fee in cash. In the fourth quarter of 2015, the Company borrowed $1,600,000 from Mr. Diamantis which was due, along with $100,000 of interest, on January 7, 2016. These amounts were repaid by the Company in January 2016. During the year ended December 31, 2016, the Company received additional short-term advances from Mr. Diamantis payable on demand and aggregating $5.7 million, all of which was repaid prior to December 31, 2016. In connection with these advances, the Company agreed to pay Mr. Diamantis interest in the amount of $0.4 million, as well as interest at 10% per annum for all advances made subsequent to September 30, 2016, and these amounts are reflected in accrued expenses in the consolidated balance sheet as of December 31, 2016 included elsewhere in this report. In January and February 2017, the Company received advances aggregating $3.3 million from Mr. Diamantis. The advances, along with $0.5 million of accrued interest, were due on demand, bearing interest at 10% per annum. The Company used the advances to pay the purchase price of the assets related to Scott County Community Hospital and for general corporate purposes. The Company repaid these amounts in full on March 21, 2017. Also, during the year ended December 31, 2016, the Company received short-term advances from three principal stockholders aggregating approximately $1.2 million, $1.1 million of which was repaid during the year. These remaining advances outstanding are payable on demand.

On December 31, 2014, the Company borrowed $3,000,000 (the “D&D Debenture”) from D&D Funding II, LLC (“D&D”). Mr. Diamantis is the manager and 50% owner of D&D. In January 2016, the Company temporarily repaid $3,000,000 of the amounts due under the D&D Debenture. In addition to the principal amount, the Company paid $300,000 in cash for interest for 2015. In March 2016, the Company re-borrowed 100% of the principal amount repaid in January 2016. In April 2016, the Company repaid $2,250,000 of the amount outstanding under the D&D Debenture from proceeds of the accounts receivable transaction discussed below, leaving an outstanding balance on the D&D Debenture of $750,000 as of June 30, 2016, all of which was repaid in July 2016.

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract. The receivables had an estimated collectable value of $8,700,000 and had been adjusted down to approximately $4,300,000 on the Company’s balance sheet at March 31, 2016 and $0 as of December 31, 2016. The consideration received was $5,000,000. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $500,000, (ii) all payments recovered from the accounts receivable up to $5,250,000, if paid in full within six months, or $5,500,000, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty has not been paid $6,000,000, the Company is required to pay the difference. Mr. Diamantis has guaranteed the Company’s payment obligation of up to $6,000,000. For providing the guarantee, and to the extent that the counterparty receives amounts payable under clause (ii) above exceeding $5,000,000, Mr. Diamantis will be paid a fee by the counterparty equal to the amount by which the amount received under clause (ii) above exceeds $5,000,000 ($250,000 or $500,000, depending on the timing of payment). In addition, the Company agreed to pay Mr. Diamantis $0.5 million in connection with his providing the guarantee. This amount was settled in August 2016 with the issuance of shares of the Company’s common stock and warrants to purchase shares of common stock as discussed below. To date, the Company has not recovered any payments against the accounts receivable. As of March 31, 2017, $6.0 million is due to the counterparty under this agreement. The Company does not have the financial resources to repay this obligation.

On August 5, 2016, the Company exchanged (i) an aggregate of $351,500 of debt and interest payments payable to Alcimede for 39,056 shares of common stock; (ii) $500,000 of interest payments payable to Mr. Diamantis for 37,038 shares of common stock and warrants to purchase 37,038 shares of common stock; (iii) an aggregate of $1,152,618.60 of accrued dividends payable to Epizon Ltd., Francisco Roca, III, Steven Sramowicz and Dr. Thomas F. Mendolia for 94,873 shares of common stock and warrants to purchase 63,336 shares of common stock; (iv) $8,000 of consulting fees payable to Monarch Capital LLC for 889 shares of common stock; (v) an aggregate of $95,010 of board of directors fees and expenses payable to Mr. Diamantis, Mr. Lee and Dr. Billings for 10,189 shares of common stock and warrants to purchase 741 shares of common stock; and (vi) $25,000 of interest payments payable to Aella Ltd. for 2,778 shares of common stock. On November 15, 2016, the Company exchanged $100,000 of accrued dividends payable to Steven Sramowicz for 7,408 shares of common stock and warrants to purchase 7,408 shares of common stock. The warrants issued have an exercise price of $13.50 per share, are immediately exercisable and have a five-year term. The issuance of the shares of common stock and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

Item 14.	Principal Accounting Fees and Services.

On March 23, 2016, the Company’s Audit Committee approved the dismissal of Burr, Pilger & Mayer LLP (“BPM”) as the Company’s independent registered public accounting firm, effective March 23, 2016. Also, on March 23, 2016, the Company’s Audit Committee approved the engagement of Green & Company, CPAs (“Green & Company”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2016. The engagement of Green & Company was effective March 23, 2016. Below are the aggregate fees billed for audit, audit-related and tax services rendered by BPM and Green & Company during the years ended December 31, 2016 and December 31, 2015:

Description of Services:	Fiscal 2016	Fiscal 2015
Audit	$183,059	$412,389
Audit-Related	30,800	47,750
Tax	–	23,000
All Other	–	–
Total Fees	$213,859	$483,139

Audit Fees

The aggregate fees billed by Green and Company for audit services related to the fiscal years ended December 31, 2016 and 2015 were $214,000 and $223,639, respectively.

The aggregate fees billed for professional services rendered by BPM for audit services during the year ended December 31, 2015, the reviews of the financial statements included in our quarterly reports on Form 10-Q during the year ended December 31, 2015, and services that are normally provided by BPM in connection with statutory and regulatory filings and engagements for that fiscal year were approximately $188,750.

Audit-Related Fees

The aggregate fees billed by Green and Company for audit-related services for the fiscal years ended December 31, 2016 and 2015, which primarily pertain to fees associated with the Company’s filing and maintaining effective registration statements with the SEC, were $30,800 and $38,500, respectively.

The aggregate fees billed for professional services rendered by BPM for evaluation of technical accounting policy related to the audit of our annual financial statements for the fiscal year ended December 31, 2015 were approximately $9,250.

Tax Fees

The aggregate fees billed by BPM for professional services rendered for tax compliance, tax advice, and tax planning were $23,000 for the fiscal year ended December 31, 2015.

All Other Fees

The Company incurred no other fees with its principal accountants.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit services to be provided by the independent auditors. The Audit Committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors. The Chairman of the Audit Committee may specifically approve any service within the pre-approved audit and non-audit service category if the fees for such service exceed the maximum set forth in the policy, as long as the excess fees are not reasonably expected to exceed $50,000. Any such approval by the Chairman must be reported to the Audit Committee at its next scheduled meeting. The general pre-approval fee levels for all services to be provided by the independent auditors are reviewed annually by the Audit Committee. The Audit Committee approved all services provided by Green & Company and BPM during 2016 and 2015.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

See EXHIBIT INDEX.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rennova Health, Inc.

Date: April 28, 2017	/s/ Seamus Lagan
Seamus Lagan, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seamus Lagan	Chief Executive Officer and Director	April 28, 2017
Seamus Lagan	(principal executive officer and principal financial officer)

/s/ Dr. Kamran Ajami	Director	April 28, 2017
Dr. Kamran Ajami

/s/ Christopher Diamantis	Director	April 28, 2017
Christopher Diamantis

/s/ Trevor Langley	Director	April 28, 2017
Trevor Langley

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 29, 2012, by and among Tegal Corporation, CLBR Acquisition Corp., CollabRx, Inc. and CommerceOne, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2012).
2.2	Agreement and Plan of Merger, dated as of April 15, 2015, by and among Medytox Solutions, Inc., CollabRx, Inc. and CollabRx Merger Sub, Inc. (incorporated by reference to Annex A to the Company’s joint proxy statement/prospectus that was part of the registration statement on Form S-4, filed with the SEC on September 18, 2015).(1)
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013).
3.2	Restated Bylaws of Tegal Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2006).
3.3	Certificate of Amendment to Certificate of Incorporation of CollabRx, Inc., filed November 2, 2015 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.4	Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.5	Certificate of Designation for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).
3.6	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed March 9, 2016 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K filed with the SEC on April 19, 2016)
3.7	Certificate of Designation for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 30, 2015).
3.8	Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2017).
3.9	Certificate of Designation for Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on July 19, 2016).
3.10	Certificate of Designation for Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2016).
3.11	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed February 22, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017).
4.1	Stockholders Agreement, dated July 12, 2012, by and among Tegal Corporation and the stockholders identified therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).
4.2	Warrant Agency Agreement, dated as of December 30, 2015, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).
4.3	Shareholder Rights Agreement, dated as of April 13, 2011, by and between Tegal Corporation and Registrar and Transfer Company (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed with the SEC on April 14, 2011).
4.4	Amendment to Shareholder Rights Agreement, dated April 15, 2015, by and between CollabRx, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).
4.5	Medytox Solutions, Inc. Senior Secured, Convertible, Redeemable Debenture, effective September 11, 2015 (incorporated by reference to Exhibit 4.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
4.6	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2015).
4.7	Form of Warrant in connection with the Exchange Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (File No. 333-211515) filed with the SEC on July 12, 2016).
4.8	Warrant Agency Agreement, dated as of July 19, 2016, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2016).
4.9	Form of Warrant in connection with the Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.118 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

10.1	**	Fifth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).
10.2	**	Eighth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 14, 2006).
10.3	**	2007 Incentive Award Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A, filed with the SEC on July 29, 2007).
10.4	**	Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Company's revised definitive proxy statement on Schedule 14A filed with the SEC on July 29, 2004).
10.5		Form of Stock Option Agreement for Employees from the 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2007).
10.6	**	Form of Non-Qualified Stock Option Agreement for Employees from the Eighth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 12, 2004).
10.7	**	Form of Restricted Stock Unit Award Agreement from the Eighth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on July 11, 2005).
10.8	**	Restricted Stock Unit Award Agreement between Tegal Corporation and Tom Mika, dated July 5, 2005 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 11, 2005).
10.9	**	Restricted Stock Unit Awards between Tegal Corporation and each of Thomas Mika and Christine Hergenrother, each dated October 7, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2010).
10.10		Warrant issued to se2quel Partners LLC dated January 14, 2011 (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the SEC on January 21, 2011).
10.11		Warrant issued to se2quel Management GmbH dated January 14, 2011 (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed with the SEC on January 21, 2011).
10.12		Warrant Transfer Agreement and replacement Warrants issued dated March 31, 2012 (incorporated by reference to Exhibit 99.5 to the Company's Annual Report on Form 10-K filed with the SEC on June 14, 2012).
10.13		Warrant Transfer Agreement issued dated March 31, 2013 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.14	**	Employment Agreement, dated June 29, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 5, 2012).
10.15		Agreement Not to Compete, dated July 12, 2012, by and between Tegal Corporation and Jay M. Tenenbaum (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.16		Promissory Note issued by Tegal Corporation on July 12, 2012 to Jay M. Tenenbaum (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.17		Promissory Note issued by Tegal Corporation on July 12, 2012 to CommerceNet (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.18	**	Restricted Stock Unit Award Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.19		Indemnity Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2012).
10.20	**	Amendment No. 1 to Employment Agreement, dated as of December 7, 2012, by and between CollabRx, Inc. and James M. Karis (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 7, 2012).
10.21	**	Amendment No. 1 to Restricted Stock Unit Award Agreement, dated as of December 7, 2012, by and between CollabRx, Inc. and James M. Karis (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 7, 2012).
10.22	**	Employment Agreement, dated February 12, 2013, by and among CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 12, 2013).
10.23	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Smruti Vidwans (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.24	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Michelle Turski (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.25	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Lisandra West (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.26	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Gavin Gordon (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.27	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and John Randy Gobbel (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.28	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and George Lundberg (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.29	**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Jeff Shrager (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed with the SEC on June 27, 2013).
10.30		Loan and Security Agreement, dated January 16, 2015, between CollabRx, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed with the SEC on January 22, 2015).
10.31		Agreement, dated January 16, 2015, between CollabRx, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 22, 2015).
10.32		Parent Support Agreement, dated April 15, 2015, between Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.33		Form of Company Support Agreement, dated April 15, 2015, between CollabRx, Inc. and certain Medytox Solutions, Inc. stockholders identified therein (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.34		Stockholders Agreement, dated April 15, 2015, among CollabRx, Inc., Thomas R. Mika and certain Medytox Solutions, Inc. stockholders identified therein (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.35		Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.36		Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.37		Form of Employment Agreement among New Sub, CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.38		Form of Employment Agreement among New Sub, CollabRx, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed with the SEC on April 17, 2015).
10.39		Agreement, dated August 22, 2011, among Trident Laboratories, Inc., its shareholders and Medytox Institute of Laboratory Medicine, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on November 4, 2011).
10.40		Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on November 4, 2011).
10.41		Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on December 12, 2011).
10.42		Convertible Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on December 12, 2011).
10.43		Security Agreement, dated as of December 6, 2011, among Medytox Solutions, Inc., Medytox Management Solutions Corp., Medytox Institute of Laboratory Medicine, Inc. and Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on December 12, 2011).
10.44		Membership Interest Purchase Agreement, dated as of February 16, 2012, between Marylu Villasenor Hall and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on February 17, 2012).
10.45		Secured Promissory Note, dated February 16, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on February 17, 2012).
10.46		Senior Secured Revolving Credit Facility Agreement, dated as of April 30, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.47		Revolving Promissory Note, dated April 30, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.48	Guaranty Agreement, dated as of April 30, 2012, by Medytox Medical Marketing & Sales, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.49	Guaranty Agreement, dated as of April 30, 2012, by Medytox Diagnostics, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.50	Guaranty Agreement, dated as of April 30, 2012, by PB Laboratories, LLC in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.51	Security Agreement, dated as of April 30, 2012, between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.52	Security Agreement, dated as of April 30, 2012, between Medytox Medical Marketing & Sales, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.7 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.53	Security Agreement, dated as of April 30, 2012, between Medytox Diagnostics, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.8 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.54	Security Agreement, dated as of April 30, 2012, between PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.9 to Medytox's Current Report on Form 8-K/A filed with the SEC on May 21, 2012).
10.55	Amendment No. 1 to Senior Secured Revolving Credit Facility, dated as of July 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.56	Amended and Restated Revolving Promissory Note, dated July 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.57	Amendment to Convertible Promissory Note, dated as of July 27, 2012, between Medytox Solutions, Inc. and Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.58	Amendment to Security Agreement, dated as of July 27, 2012, among Medytox Solutions, Inc., Medytox Medical Management Solutions Corp. and Medytox Institute of Laboratory Medicine, Inc. in favor of Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K filed with the SEC on August 15, 2012).
10.59	Membership Interest Purchase Agreement, dated as of October 31, 2012, between Medytox Diagnostics, Inc. and Marylu Villasenor Hall (incorporated by reference to Exhibit 10.10 to Medytox's Quarterly Report on Form 10-Q/A filed with the SEC on November 21, 2012).
10.60	Secured Promissory Note, dated October 31, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall (incorporated by reference to Exhibit 10.11 to Medytox's Quarterly Report on Form 10-Q/A filed with the SEC on November 21, 2012).
10.61	Amendment No. 2 to Senior Secured Revolving Credit Facility Agreement, dated as of October 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on December 17, 2012).
10.62	Amended and Restated Revolving Promissory Note, dated October 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on December 17, 2012).
10.63	Stock Purchase Agreement, dated as of December 7, 2012, between Luisa G. Suarez and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.64	Stock Purchase Agreement, dated as of December 7, 2012, between Balbino Suarez and Medytox Diagnostics, Inc.(incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.65	Secured Promissory Note, dated December 7, 2012, issued by Medytox Diagnostics, Inc. to Balbino Suarez (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.66	Guarantee of Medytox Solutions, Inc., dated December 7, 2012, of Secured Promissory Note issued to Balbino Suarez (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on December 19, 2012).
10.67	Option Agreement, dated as of December 31, 2012, between Joseph Fahoome and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on January 15, 2013).
10.68	Option Agreement, dated as of December 31, 2012, between Robert Kuechenberg and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on January 15, 2013).
10.69	Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.70		Amended and Restated Revolving Promissory Note, dated February 28, 2013, by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.71		Guaranty Agreement, dated as of January 22, 2013, by Biohealth Medical Laboratory, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.72		Security Agreement, dated as of January 22, 2013, between Biohealth Medical Laboratory, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.73		Guaranty Agreement, dated as of February 28, 2013, by Advantage Reference Labs, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.74		Security Agreement, dated as of February 28, 2013, between Advantage Reference Labs, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox's Current Report on Form 8-K filed with the SEC on March 15, 2013).
10.75		Consulting Agreement, dated May 25, 2011, between Seamus Lagan and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.37 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.76		Consulting Agreement, dated October 3, 2011, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.38 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.77		Consulting Agreement, dated as of October 1, 2012, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.39 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.78	**	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Dr. Thomas F. Mendolia (incorporated by reference to Exhibit 10.45 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.79		Stock Purchase Agreement, dated as of January 1, 2013, among Bill White, Jackson R. Ellis and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.46 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.80		Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Bill White (incorporated by reference to Exhibit 10.47 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.81		Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Jackson R. Ellis (incorporated by reference to Exhibit 10.48 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.82		Promissory Note, dated March 13, 2013, issued by Alethea Laboratories, Inc. to Summit Diagnostics, LLC (incorporated by reference to Exhibit 10.49 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.83		Membership Interest Purchase Agreement, dated as of January 14, 2013, as amended, among Reginald Samuels, Ralph Perricelli and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.50 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.84		Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Reginald Samuels (incorporated by reference to Exhibit 10.51 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.85		Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Ralph Perricelli (incorporated by reference to Exhibit 10.52 to Medytox's Annual Report on Form 10-K filed with the SEC on April 16, 2013).
10.86		Option Agreement, effective as of April 19, 2013, between Christopher E. Diamantis and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on April 26, 2013).
10.87		Option Agreement, effective as of April 19, 2013, between Benjamin Frank and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on April 26, 2013).
10.88		Amendment No. 4 to Senior Secured Revolving Credit Facility Agreement, dated as of June 30, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., International Technologies, LLC, Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.89		Fourth Amended and Restated Revolving Promissory Note, dated June 30, 2013 (effective date July 15, 2013), issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.90		Guaranty Agreement, dated as of July 15, 2013, by International Technologies, LLC in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.91		Security Agreement, dated as of July 15, 2013, between International Technologies, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.92		Guaranty Agreement, dated as of July 15, 2013, by Alethea Laboratories, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.93		Security Agreement, dated as of July 15, 2013, between Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox's Current Report on Form 8-K filed with the SEC on July 24, 2013).
10.94		Amendment, dated July 12, 2013, to the Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.53 to Medytox's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013).
10.95	**	Form of Medytox Solutions, Inc. 2013 Incentive Compensation Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on March 19, 2014).
10.96		Stock Purchase Agreement, dated as of March 18, 2014, by and among Clinlab, Inc., Daniel Stewart, James A. Wilson, Medytox Information Technology, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.65 to Medytox's Annual Report on Form 10-K filed with the SEC on March 31, 2014).
10.97		Form of Purchase Option Agreement between Medytox Solutions, Inc., and each holder of Series B Preferred Stock (incorporated by reference to Exhibit 10.66 to Medytox's Annual Report on Form 10-K filed with the SEC on March 31, 2014).
10.98		Consulting Agreement, dated March 15, 2014, between Medytox Solutions, Inc. and SS International Consulting, Ltd. (incorporated by reference to Exhibit 10.67 to Medytox's Annual Report on Form 10-K filed with the SEC on March 31, 2014).
10.99		Stock Purchase Agreement, dated as of August 26, 2014, by and among Epinex Diagnostics Laboratories, Inc., Epinex Diagnostics, Inc., Medytox Diagnostics, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on August 28, 2014).
10.100	**	Agreement for the Retirement as CEO and Release of Any and All Claims by and between Medytox Solutions, Inc. and William G. Forhan, dated August 26, 2014, effective as of September 11, 2014 (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on September 12, 2014).
10.101		Amendment to Consulting Agreement, by and between Medytox Solutions, Inc. and Alcimede LLC, dated as of September 11, 2014 (incorporated by reference to Exhibit 10.2 to Medytox's Current Report on Form 8-K filed with the SEC on September 12, 2014).
10.102	**	Employment Agreement by and between Medytox Solutions, Inc. and Samuel R. Mitchell, dated as of February 4, 2015 (incorporated by reference to Exhibit 10.1 to Medytox's Current Report on Form 8-K filed with the SEC on February 18, 2015).
10.103	**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the SEC on July 7, 2011).
10.104		Amendment to Consulting Agreement, by and between SS International Consulting, Ltd. and Medytox Solutions, Inc., dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.105	**	Employment Agreement, dated as of September 9, 2015, between Medytox Solutions, Inc. and Jason P. Adams (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.106	**	Amendment to Employment Agreement, dated as of June 16, 2015, between Medytox Solutions, Inc. and Sharon Hollis (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.107		Securities Purchase Agreement, effective September 11, 2015, by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.108		Form of Guaranty Agreement (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.109		Security Agreement, effective September 11, 2015 by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox's Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.110		Form of Security Agreement (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).
10.111		Medytox Solutions, Inc. 2013 Incentive Compensation Plan, filed as Exhibit 4.1 to Medytox's Registration Statement on Form S-8 filed with the SEC on December 23, 2013 and incorporated by reference herein.
10.112	**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-210909) filed with the SEC on April 25, 2016).
10.113		Consulting Agreement dated August 1, 2015 between Medytox Solutions, Inc. and Monarch Capital, LLC (incorporated by reference to Exhibit 10.112 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2016).
10.114		Prepaid Forward Purchase Agreement dated as of March 31, 2016 by and between Racine Funding Co., LLC and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (incorporated by reference to Exhibit 10.114 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 7, 2016).
10.115		Form of Exchange Agreement, dated July 11, 2016 (incorporated by reference to Exhibit 10.115 of the Company's Registration Statement on Form S-1 (File No. 333-211515) filed with the SEC on July 12, 2016).
10.116		Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.116 of the Company's Current Report on Form 8-K filed with the SEC on September 21, 2016).

10.117		Form of Note in connection with the Securities Purchase Agreement (incorporated by reference to Exhibit 10.117 of the Company's Current Report on Form 8-K filed with the SEC on September 21, 2016).
10.118		Stock Purchase Agreement, dated as of September 29, 2016, by and among Genomas, Inc., the Sellers set forth in Schedule D thereto, Medytox Diagnostics, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.119 of the Company's Current Report on Form 8-K filed with the SEC on October 5, 2016).
10.119	**	Executive Transition and Separation Agreement and General Release, dated September 28, 2016, between Rennova Health, Inc. and Jason Adams (incorporated by reference to Exhibit 10.120 of the Company's Current Report on Form 8-K filed with the SEC on October 5, 2016).
10.120		Form of Share Redemption Agreement (incorporated by reference to Exhibit 10.120 of the Company’s Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 16, 2016).
10.121		Asset Purchase Agreement dated as of October 26, 2016 by and among Pioneer Health Services of Oneida LLC, Pioneer Health Services of Oneida Real Estate LLC, and Rennova Health, Inc., as amended by Amendment No. 1 to the Asset Purchase Agreement, dated as of December 31, 2016, and as further amended by Amendment No. 2 to the Asset Purchase Agreement, dated as of January 6, 2017 (incorporated by reference to Exhibit 10.121 of the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2017).
10.122		Securities Purchase Agreement dated January 29, 2017 between Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.122 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2017).
10.123		Original Issue Discount Convertible Debenture due May 2, 2017 (incorporated by reference to Exhibit 10.123 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).
10.124		Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.124 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).
10.125		Subsidiary Guarantee between the subsidiaries of the Registrant party thereto and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.125 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).
10.126		Securities Purchase Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.126 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017). .
10.127		Form of Senior Secured Original Issue Discount Convertible Debenture (incorporated by reference to Exhibit 10.127 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.128		Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.134 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.129		Form of Security Agreement (incorporated by reference to Exhibit 10.129 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.130		Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.130 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.131		Exchange Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.131 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).
10.132		Side Letter, dated March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.138 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.133		Security Agreement dated, as of March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.139 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.134		Guaranty Agreement, dated as of March 20, 2017, by Rennova Health, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.140 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.135		Intercreditor Agreement, dated as of March 20, 2017, between Sabby Management, LLC, as Agent, and TCA Global Credit Master Fund, LP (incorporated by referenced to Exhibit 10.141 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.136	Services Agreement, dated as of March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.142 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
21	List of Subsidiaries of the Registrant (4).
23	Consent of Independent Registered Public Accounting Firm – Green & Company, CPAs. (2)
31.1	Section 302 Certification of the Chief Executive Officer and Interim Chief Financial Officer. (2)
32.1	Section 906 Certification of the Chief Executive Officer and Interim Chief Financial Officer. (3)
101.INS	XBRL Instance Document. (4)
101.SCH	XBRL Taxonomy Extension Schema Document. (4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (4)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (4)

____________________
(1)	The exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Rennova Health, Inc. will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on April 10, 2017 and incorporated herein by reference.

**	Management contract for compensatory plan or arrangement.