Form 10-Q
period 2017-03-31
Rennova Health, Inc.
filed 2017-05-22
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 18, 2017, the registrant had 7,103,796 shares of its Common Stock, $0.01 par value, outstanding.

RENNOVA HEALTH, INC.

FORM 10-Q

March 31, 2017

RENNOVA HEALTH, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$1,365,053	$77,979
Accounts receivable, net	1,297,585	1,467,580
Prepaid expenses and other current assets	206,444	216,642
Income tax refunds receivable	1,458,438	1,458,438
Total current assets	4,327,520	3,220,639

Property and equipment, net	3,594,579	3,096,602
Deposits	159,557	165,152
Other assets	231,268	–

Total assets	$8,312,924	$6,482,393

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable (includes related parties)	$3,301,427	$3,351,388
Accrued expenses	2,970,330	4,135,146
Income taxes payable	700,436	942,433
Current portion of notes payable	7,724,614	9,011,247
Current portion of notes payable, related party	243,500	328,500
Current portion of capital lease obligations	1,271,860	1,796,053
Total current liabilities	16,212,167	19,564,767

Other liabilities:
Capital lease obligations, net of current portion	1,387,272	1,774,121
Derivative liabilities	56,046,310	29,401

Total liabilities	73,645,749	21,368,289

Commitments and contingencies

Stockholders' deficit:

Series G preferred stock, $0.01 par value, 14,000 shares authorized, 215 shares issued and outstanding	2	2
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 1,565 and 10,019 shares issued and outstanding	15	100
Common stock, $0.01 par value, 500,000,000 shares authorized, 5,881,670 and 2,800,377 shares issued and outstanding	58,817	28,004
Additional paid-in-capital	44,953,912	45,726,862
Accumulated deficit	(110,345,571)	(60,640,864)
Total stockholders' deficit	(65,332,825)	(14,885,896)
Total liabilities and stockholders' deficit	$8,312,924	$6,482,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016

Net Revenues	$1,176,113	$1,878,813

Operating expenses:
Direct costs of revenue	292,304	564,200
General and administrative expenses	4,224,239	5,954,046
Sales and marketing expenses	314,866	873,440
Engineering expenses	380,197	522,768
Bad debt expense	(2,911)	1,285
Depreciation and amortization	592,945	727,270
Total operating expenses	5,801,640	8,643,009

Loss from operations	(4,625,527)	(6,764,196)

Other income (expense):
Other income	–	100,010
Change in fair value of derivative instruments	571,719	3,433,588
Interest expense	(45,647,649)	(1,013,413)
Total other (expense) income	(45,075,930)	2,520,185

Loss before income taxes	(49,701,457)	(4,244,011)

Income tax expense	3,250	–

Net loss	(49,704,707)	(4,244,011)

Net loss per common share:
Basic and diluted	$(10.15)	$(8.59)

Weighted average number of common shares outstanding during the period:
Basic and diluted	4,897,647	493,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

	Preferred Stock								Additional		Total
	Series G		Series H		Total		Common Stock		paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Earnings	Deficit
Balance at December 31, 2016	215	$2	10,019	$100	10,234	$102	2,800,377	$28,004	$45,726,862	$(60,640,864)	$(14,885,896)
Conversion of preferred stock into common stock			(6,280)	(63)	(6,280)	$(63)	2,325,929	23,259	(23,196)	–	–
Common stock issued in exchange for warrants	–	–	–	–	–	–	29,518	295	57,560	–	57,855
Shares issued in settlement of notes payable	–	–	–	–	–	–	400,000	4,000	436,000	–	440,000
Common shares cancelled	–	–	–	–	–	–	–	–	–	–	–
Exchange of preferred stock for convertible debentures	–	–	(2,174)	(22)	(2,174)	(22)	–	–	(2,173,978)	–	(2,174,000)
Conversion of debentures into common stock	–	–	–	–	–	–	315,171	3,152	486,032	–	489,184
Rounding up of common shares in connection with reverse stock split	–	–	–	–	–	–	7,897	79	(79)	–	–
Common stock granted to employees	–	–	–	–	–	–	2,778	28	(28)	–	–
Reclassification of derivative liabilities	–	–	–	–	–	–	–	–	409,524	–	409,524
Stock-based compensation	–	–	–	–	–	–	–	–	35,215		35,215
Net loss	–	–	–	–	–	–	–	–	–	(49,704,707)	(49,704,707)
Balance at March 31, 2017	215	$2	1,565	$15	1,780	$17	5,881,670	$58,817	$44,953,912	$(110,345,571)	$(65,332,825)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows used in operating activities:
Net loss	$(49,704,707)	$(4,244,011)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	592,945	727,270
Non-cash gain on derivative instruments	(571,719)	(3,433,588)
Stock issued for services	–	9,310
Stock-based compensation	35,215	–
Bad debt (recoveries) expense	(2,911)	1,285
Non-cash interest expense	44,074,628	–
Amortization of debt discount	943,160	789,376
Non-cash settlement of debt	(50,000)	–
(Gain) loss on extinguishment of debt	–	(100,000)
Changes in operating assets and liabilities:
Accounts receivable	172,906	1,096,357
Prepaid expenses and other current assets	10,198	(126,863)
Security deposits	5,595	–
Accounts payable	(49,961)	(923,381)
Accrued expenses	(1,164,816)	(684,981)
Income tax assets and liabilities	(241,997)	(101,015)
Net cash used in operating activities	(5,951,464)	(6,990,241)

Cash flows used in investing activities:
Purchase of property and equipment	(1,090,922)	(19,002)
Net cash used in investing activities	(1,090,922)	(19,002)

Cash flows provided by financing activities:
Proceeds from issuance of related party notes payable and advances	3,395,000	3,000,000
Proceeds from issuance of notes payable and convertible debentures	9,892,500	5,000,000
Payments on related party notes payable and advances	(3,430,000)	(4,600,000)
Payments on notes payable	(616,998)	–
Payments on capital lease obligations	(911,042)	(323,181)
Net cash provided by financing activities	8,329,460	3,076,819

Net increase (decrease) in cash	1,287,074	(3,932,424)

Cash at beginning of period	77,979	8,833,230

Cash at end of period	$1,365,053	$4,900,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization and Basis of Presentation

Rennova Health, Inc. (“Rennova”), together with its subsidiaries (the “Company”, “we”, “us” or “our”), is a vertically integrated provider of healthcare related products and services. The Company’s principal lines of business are (i) clinical laboratory operations; (ii) supportive software solutions to healthcare providers including Electronic Health Records (“EHR”), Medical Billing Services and Laboratory Information Services; (iii) decision support and interpretation of cancer and genomic diagnostics; and (iv) the recent addition of a rural critical access hospital.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the 2016 audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 10, 2017. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC, and therefore omit or condense certain footnotes and other information normally included in consolidated interim financial statements prepared in accordance with U.S. GAAP. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods reported herein. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

During the three months ended March 31, 2017 and 2016, comprehensive loss was equal to the net loss amounts presented in the accompanying condensed consolidated statements of operations. In addition, certain prior year balances have been reclassified to conform to the current presentation.

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

The reverse stock split became effective at the close of business on February 22, 2017 and the Company’s common stock began trading on The NASDAQ Capital Market on a post-split basis on February 23, 2017. The par value and other terms of the common stock were not affected by the Reverse Stock Split. The authorized capital of the Company of 500,000,000 shares of common stock and 5,000,000 shares of preferred stock were also unaffected by the Reverse Stock Split. All share, per share and capital stock amounts for all periods presented have been restated to give effect to the Reverse Stock Split.

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated significant losses and has negative cash flows from operations, and at March 31, 2017 had a working capital deficit and stockholders’ deficit of $11.9 million and $65.3 million, respectively, which raise substantial doubt about its ability to continue as a going concern. In addition, the Company’s cash position is critically deficient, critical payments are not being made in the ordinary course and certain indebtedness in the amount of $6.0 million matured on March 31, 2017, which the Company does not have the financial resources to satisfy (see note 4), all of which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently executing on a plan of action to reduce the number of laboratory facilities it operates from five such facilities into one, with a corresponding reduction in the number of employees and associated operating expenses, in order to reduce costs. In addition, the Company issued $12.4 million of convertible debentures in the first three months of 2017, for which it received net proceeds of $9.9 million (see note 5), and intends to seek additional financing on similar terms within the next few months. There are currently no commitments for any such funding.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Note 2 – Accounts Receivable

Accounts receivable at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
Accounts receivable - laboratory services	$6,998,918	$13,220,498
Accounts receivable - all others	732,888	701,583
Total accounts receivable	7,731,806	13,922,081
Less:
Allowance for discounts	(6,089,059)	(12,103,547)
Allowance for bad debts	(345,162)	(350,954)
Accounts receivable, net	$1,297,585	$1,467,580

Note 3 – Property and Equipment

Property and equipment at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
Medical equipment	$696,195	$696,195
Buiding	1,056,000	–
Equipment	490,746	490,746
Equipment under capital leases	4,497,025	4,497,025
Furniture	525,689	525,689
Leasehold improvements	1,335,971	1,335,971
Vehicles	196,534	196,534
Computer equipment	634,237	634,237
Software	1,774,269	1,739,348
	11,206,666	10,115,745
Less accumulated depreciation	(7,612,087)	(7,019,143)
Property and equipment, net	$3,594,579	$3,096,602

On January 13, 2017, the Company completed an asset purchase agreement to acquire certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Hospital Assets”). The Hospital Assets include a 52,000 square foot hospital building and 6,300 square foot professional building on approximately 4.3 acres. Scott County Community Hospital, which has since been renamed as Big South Fork Medical Center, is classified as a Critical Access Hospital (rural). The Company acquired the Hospital Assets out of bankruptcy for a purchase price of $1.0 million, and the purchase price has been recorded as property and equipment in the Company’s consolidated balance sheet. The Company intends to reopen the hospital during the third quarter of 2017, subject to the receipt of the necessary licenses and regulatory approvals.

Depreciation expense on property and equipment was $0.6 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively. Management periodically reviews the valuation of long-lived assets, including property and equipment, for potential impairment. Management did not recognize any impairment of these assets during the three months ended March 31, 2017 and 2016.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At March 31, 2017 and December 31, 2016, notes payable consisted of the following:

Notes Payable – Third Parties

	March 31, 2017	December 31, 2016
Loan payable under prepaid forward purchase contract	$5,000,000	$5,000,000

Loan payable to TCA Global Master Fund, LP ("TCA") in the original principal amount of $3 million at 16% interest (the "TCA Debenture"). Principal and interest payments due in various installments through September 17, 2017.	2,383,002	3,000,000

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the "Tegal Notes"). Prinicpal and interest payments are due annually from July 12, 2015 through July 12, 2017	341,612	341,612

Other convertible notes payable	–	440,000

Unamortized discount on other convertible notes	–	(179,889)
Derivative liability associated with the TCA Debenture, at fair value	–	409,524
	7,724,614	9,011,247
Less current portion	(7,724,614)	(9,011,247)
Notes payable - third parties, net of current portion	$–	$–

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract whereby the Company received consideration in the amount of $5.0 million. The receivables had an estimated collectable value of $8.7 million which had been adjusted down to approximately $4.3 million on the Company’s balance sheet as of March 31, 2016 and $0 as of March 31, 2017. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $0.5 million, (ii) all payments recovered from the accounts receivable up to $5.25 million, if paid in full within six months, or $5.5 million, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty has not been paid $6.0 million, the Company was required to pay the difference. To date, the Company has not recovered any payments against the accounts receivable. As of March 31, 2017, the Company has accrued $1.0 million for the counterparty’s required investment return, which is reflected in accrued expenses in the accompanying consolidated balance sheet, and $6.0 million was due to the counterparty on March 31, 2017. The Company does not have the financial resources to repay this obligation.

The Company did not make the required monthly principal and interest payments due under the TCA Debenture for the period from October 2016 through March 2017. On February 2, 2017, the Company made a payment to TCA in the amount of $0.4 million which was applied to accrued and unpaid interest and fees, including default interest, as of the date of payment. On March 21, 2017, the Company made a payment to TCA in the amount of $0.75 million, of which approximately $0.1 million was applied to accrued and unpaid interest and fees in accordance with the terms of the TCA Debenture. Also on March 21, 2017, the Company entered into a letter agreement with TCA, which (i) waives any payment defaults through March 21, 2017; (ii) provides for the $0.75 million payment discussed above; (iii) sets forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million is repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provides for payment of an additional service fee in the amount of $150,000, which is due upon the earlier of September 20, 2017 or the date on which a previously filed registration statement filed by the Company is declared effective by the SEC, and is reflected in accrued expenses in the accompanying consolidated balance sheet at March 31, 2017. In addition, TCA entered into an intercreditor agreement with the purchasers of the convertible debentures (see note 5) which sets forth rights, preferences and priorities with respect to the security interests in the Company’s assets.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On September 15, 2016, the Company entered into an agreement with two investors whereby the Company sold to the investors convertible notes in the aggregate principal amount of $0.4 million (the “September 2016 Notes”). The September 2016 Notes were convertible into shares of the Company’s common stock at a conversion price of $7.50 per share. In conjunction with the sale of the September 2016 Notes, the Company issued warrants to purchase an aggregate of 66,667 shares of the Company’s common stock at an exercise price of $12.00 per share. Based on the allocation of the net proceeds from the September 2016 Notes to the fair value of the warrants, and the resulting beneficial conversion features, the Company recognized a discount for the entire face value of the September 2016 Notes, which was accreted through the notes’ maturity date of March 15, 2017. On March 13, 2017, the September 2016 Notes, along with the accompanying warrants, were exchanged for 400,000 shares of the Company’s common stock.

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

Notes Payable – Related Parties

	March 31, 2017	December 31, 2016
Loan payable to Alcimede LLC, bearing interest at 6% per annum, with all principal and interest due on August 2, 2017	$168,500	$218,500

Other advances from related parties	75,000	110,000
	243,500	328,500
Less current portion	(243,500)	(328,500)
Total notes payable, related parties	$–	$–

On February 3, 2015, the Company borrowed $3.0 million from Alcimede LLC (“Alcimede”). Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede. The note has an interest rate of 6% and was originally due on February 2, 2016. Alcimede has since agreed to extend the maturity date of the loan to August 2, 2017. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase one million shares of the Company’s common stock at an exercise price of $2.50 per share, and the loan outstanding was reduced in satisfaction of the aggregate exercise price of $2.5 million. In August of 2016, $0.3 million was repaid by the Company through the issuance of shares of common stock. In March of 2017, the Company and Mr. Lagan agreed that a payment made to Mr. Lagan in the amount of $50,000 would be deducted from the outstanding balance of the note, and the remaining balance due on this loan as of March 31, 2017 was $0.2 million.

During the three months ended March 31, 2017, the Company repaid $0.1 million that was outstanding to a former principal stockholder, and borrowed an additional $75,000 from this same stockholder.

Note 5 – Convertible Debentures

On February 2, 2017, the Company issued $1.6 million aggregate principal amount of Original Issue Discount Convertible Debentures due three months from the date of issuance (the “February Debentures”) and warrants to purchase an aggregate of 100,000 shares of common stock, which can be exercised at any time after August 17, 2017 at an exercise price of $2.58 per share (the “Warrants”), to an accredited investor for a purchase price of $1.5 million. The February Debentures were convertible at a conversion price of $2.58 per share (subject to adjustment).

On March 21, 2017, the Company issued $10.85 million aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due March 21, 2019 (the “Convertible Debentures”) and three series of warrants to purchase an aggregate of 19,608,426 shares of the Company’s common stock to several accredited investors. The Company received net proceeds from this transaction in the approximate amount of $8.4 million. The Company used $3.8 million of the net proceeds to repay the 2017 Diamantis Note (see note 6) and $0.75 million of the net proceeds to make the partial repayment on the TCA Debenture (see note 4). The remainder of the net proceeds were used for general corporate purposes. In conjunction with the issuance of the Convertible Debentures, the holder of the February Debentures exchanged these debentures for $2.5 million of new debentures (the “Exchange Debentures” and, collectively with the Convertible Debentures, the “Debentures”) on the same terms as, and pari passu with, the Convertible Debentures, and warrants to purchase 4,453,917 shares of the Company’s common stock. The Company recorded non-cash interest expense in the amount of $0.4 million as a result of this exchange. Additionally, the holders of an aggregate of $2.2 million stated value of the Company’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) exchanged such preferred stock into $2.7 million principal amount of Exchange Debentures and warrants to purchase 4,871,853 shares of the Company’s common stock. All of the Debentures contain a 24% original issue discount, have no regularly scheduled interest payments except in the event of a default and have a maturity date of March 21, 2019. The warrants issued with the Convertible Debentures and the Exchange Debentures are collectively referred to as the “Debenture Warrants.”

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.66 per share, subject to adjustment as more fully described in the Debentures. The Debentures will begin to amortize monthly commencing on the 90th day following the closing date, except for the Exchange Debentures related to the Series H Preferred Stock, which began to amortize monthly on the closing date. On each monthly amortization date, the Company may elect to repay 5% of the original principal amount of Debentures in cash or, in lieu thereof, the conversion price of such Debentures will thereafter be 85% of the volume weighted average price at the time of conversion. In the event the Company does not elect to pay such amortization amounts in cash, each investor, in their sole discretion, may increase the conversion amount subject to the alternative conversion price by up to four times the amortization amount. The Debentures contain customary affirmative and negative covenants. The conversion price is subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary anti-dilution protections as more fully described in the Debentures. The Debentures are secured by all of the Company’s assets and are guaranteed by all of the Company’s subsidiaries. Between March 22, 2017 and March 31, 2017, holders of the Exchange Debentures converted an aggregate of $0.5 million of debentures into 315,171 shares of common stock.

The exercise price of the Debenture Warrants is subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then exercise price, as well as other customary anti-dilution protections. As a result of these provisions, both the Debentures and the Debenture Warrants are deemed to be not indexed to the Company’s common stock, and the Company recognized derivative liabilities for the embedded conversion feature of the Debentures and the Debenture Warrants in the amount of $15.3 million and $41.3 million, respectively. The Company recognized a discount for 100% of the principal value of the Debentures and non-cash interest expense in the amount of $43.7 million in connection with the recognition of these derivative liabilities. The fair value of these derivative liabilities were obtained using Monte Carlo simulations and a binomial lattice model, and the aggregate fair value of these derivative liabilities as of March 31, 2017 was $56.0 million. As a result, the Company recorded a gain on the change in fair value of derivative liabilities of $0.6 million for the three months ended March 31, 2017. The carrying amount of the Debentures, which is reflected in other assets in the accompanying consolidated balance sheet as of March 31, 2017, is as follows:

March 31, 2017
Convertible Debentures	$10,850,000
Exchange Debentures	4,671,076
Discount on Debentures	(15,356,925)
Deferred financing fees	(395,419)
(231,268)
Less current portion	–
Convertible Debentures	$(231,268)

Note 6 – Related Party Transactions

In addition to the transactions discussed in note 4, the Company had the following related party transactions during the three months ended March 31, 2017 and 2016:

In January and February of 2017, the Company received advances aggregating $3.3 million from Christopher Diamantis, a director of the Company. The advances, along with $0.5 million of previously accrued but unpaid interest, were due on demand, bearing interest at 10% per annum. The Company used the advances to pay the purchase price for the Hospital Assets and for general corporate purposes. On March 7, 2017, the Company issued a promissory note to Mr. Diamantis in the amount of $3.8 million (the “2017 Diamantis Note”) in connection with these advances received in 2017, plus accrued and unpaid interest of $0.5 million. In conjunction with the issuance of the 2017 Diamantis Note, the Company also issued to Mr. Diamantis warrants to purchase 250,000 shares of the Company’s common stock. The 2017 Diamantis Note was repaid on March 21, 2017 with the proceeds received from the issuance of the Convertible Debentures (see note 5).

Alcimede billed the Company $0.1 million for consulting fees pursuant to a consulting agreement for each of the three months ended March 31, 2017 and 2016.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Monarch Capital, LLC ("Monarch") billed the Company for consulting fees pursuant to a consulting agreement in the amount of $60,000 and $50,000 for the three months ended March 31, 2017 and 2016, respectively. Michael Goldberg, a director of the Company up until his resignation effective April 24, 2017, is the Managing Director of Monarch.

Note 7 – Capital Lease Obligations

The Company leases various assets under capital leases expiring through 2020 as follows:

	March 31,	December 31,
	2017	2016

Medical equipment	$4,497,025	$4,497,025
Less accumulated depreciation	(3,069,139)	(2,809,511)

Net	$1,427,886	$1,687,514

Aggregate future minimum rentals under capital leases are as follows:

Year ended December 31,
2017 (April through December)	$965,811
2018	1,427,375
2019	377,919
2020	32,611
Total	2,803,716

Less interest	144,584
Present value of minimum lease payments	2,659,132

Less current portion of capital lease obligations	1,271,860
Capital lease obligations, net of current portion	$1,387,272

Note 8 – Stockholders’ Equity

Preferred Stock

During the three months ended March 31, 2017, 6,280 shares of Series H Preferred Stock were converted into 2,325,929 shares of common stock in accordance with the terms of the Series H Preferred Stock. Also during the three months ended March 31, 2017, 2,174 shares of Series H Preferred Stock were exchanged for Exchange Debentures with an aggregate principal amount of $2.7 million and warrants (see note 5).

Common Stock

On January 17, 2017, 2,778 shares of common stock were issued to an employee.

On February 22, 2017, the Reverse Stock Split became effective (see note 1). The Reverse Stock Split resulted in the issuance of 7,897 shares of common stock due to the rounding up of fractional shares.

On March 13, 2017, the Company issued 400,000 shares of common stock in settlement of $0.4 million of outstanding notes and warrants (see note 4).

On March 15, 2017, the Company agreed to issue 29,518 shares of common stock to a holder of a like number of warrants to purchase the Company’s common stock in exchange for the warrants.

During the three months ended March 31, 2017, Exchange Debentures with a principal amount of $0.5 million were converted into 315,171 shares of common stock (see note 5).

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Options

The Company currently maintains and sponsors the Tegal Corporation 2007 Incentive Award Plan (the “2007 Equity Plan”). Tegal Corporation is the predecessor entity to CollabRx. The 2007 Equity Plan, as amended, provides for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. During the three months ended March 31, 2017 and 2016, the Company recognized stock-based compensation in the amount of $35,215 and $0, respectively, for the vesting of outstanding stock options. The following table summarizes the Company’s stock option activity for the three months ended March 31, 2017:

	Number of options	Weighted-average exercise price	Weighted-average contractual term
Outstanding at December 31, 2016	709,025	$129.43	8.93
Granted	–	–
Expired	–	–
Forfeit	–	–
Exercised	–	–
Outstanding at March 31, 2017	709,025	$129.43	8.68
Exercisable at March 31, 2017	642,357	$144.53

As of March 31, 2017, the Company had approximately $0.3 million of unrecognized compensation cost related to stock options granted under the Company’s 2007 Equity Plan, which is expected to be recognized over a weighted-average period of 1.12 years.

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock. The following summarizes the information related to warrants issued and the activity during the three months ended March 31, 2017:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2016	1,407,647	$11.70
Warrants issued during the period	29,284,193	$1.66
Warrants exchanged for other securities	(96,185)	$12.46
Warrants exercised during the period	–	$–
Warrants expired during the period	–	$–
Balance at March 31, 2017	30,595,655	$2.09

Basic and Diluted Loss per Share

Basic loss per share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For the three months ended March 31, 2017 and 2016, basic loss per share is the same as diluted loss per share.

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2017 and 2016, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	For the Three Months Ended March 31,
	2017	2016
Warrants	30,595,665	229,952
Convertible preferred stock	595,556	380,766
Convertible debt	10,007,141	293,045
Stock options	709,025	60,756
	41,907,387	964,519

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2017	2016
Cash paid for interest	$881,457	$520,000
Cash paid for income taxes	$296,313	$–

Non-cash investing and financing activities:
Exchange of preferred stock for convertible debentures and warrants	$2,695,760	$–
Exchange of convertible debentures for convertible debentures and warrants	$2,464,500
Notes payable settled through issuance of common stock	$440,000	$–
Debentures converted into common stock	$486,032	$–
Conversions of preferred stock into common stock	$6,280,000	$–

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

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra (see note 9). On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. In January and February of 2017, the Company made payments to Tetra in connection with this judgment aggregating to $0.7 million, and on February 15, 2017 the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due will be paid in 24 equal monthly installments, commencing on May 1, 2017.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see note 9). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due will be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%.

On December 7, 2016, the holders of the Tegal Notes (see note 4) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of $0.4 million, including accrued interest. A request for entry of default judgment was filed on January 24, 2017. The Company has attempted to work out a payment arrangement with the plaintiffs, but to date has not been able to consummate such an arrangement. A Case Management Conference is scheduled for September 5, 2017.

Potential De-Listing of the Company’s Stock

On April 18, 2017, the Company was notified by Nasdaq that the stockholders’ equity balance reported on its Form 10-K for the year ended December 31, 2016 fell below the $2.5 million minimum requirement for continued listing under the Nasdaq Capital Market’s Listing Rule 5550(b)(1) (the “Rule”). As of December 31, 2016, the Company’s stockholders’ deficit balance was $14.9 million. In accordance with the Rule, the Company has until June 2, 2017 to prepare and submit a plan to Nasdaq outlining how it intends to regain compliance. If the plan is accepted, the Company can be granted up to 180 calendar days from April 18, 2017 to evidence compliance. There can be no guarantee that the Company will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(b)(1) or that its plan will be accepted by Nasdaq.

The Company is currently evaluating its available options to resolve the deficiency and regain compliance with the Nasdaq minimum stockholders’ equity requirement.

Note 11 – Segment Information

Operating segments are defined under U.S. GAAP as components of an enterprise for which discrete financial information is available and are evaluated regularly by the enterprise’s chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in four reportable business segments:

•	Clinical Laboratory Operations, which specializes in providing urine and blood toxicology and pain medication testing to physicians, clinics and rehabilitation facilities in the United States.
•	Supportive Software Solutions, including EHR and medical billing and laboratory information management systems.
•	Decision Support and Informatics, which develops and markets medical information and clinical support products and services intended to set a standard for the clinical interpretation of genomics-based precision medicine.
•	Hospital Operations, which reflects the purchase of the Hospital Assets (see note 3) and the operations of Scott County Community Hospital, which has since been renamed as Big South Fork Medical Center.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Selected financial information for the Company’s operating segments is as follows:

	Three Months Ended March 31,
	2017	2016
Net revenues - External
Clinical Laboratory Operations	$767,010	$1,465,137
Supportive Software Solutions	236,945	230,026
Decision Support and Informatics	172,158	183,650
	$1,176,113	$1,878,813
Net revenues - Intersegment
Supportive Software Solutions	$78,326	$296,348
	$78,326	$296,348
(Loss) income from operations
Clinical Laboratory Operations	$(1,341,998)	$(2,650,540)
Supportive Software Solutions	(718,546)	(1,313,313)
Decision Support and Informatics	(301,001)	(881,566)
Hospital Operations	(467,316)	–
Corporate	(1,804,517)	(1,952,437)
Eliminations	7,851	33,660
	$(4,625,527)	$(6,764,196)
Depreciation and amortization
Clinical Laboratory Operations	$434,468	$581,101
Supportive Software Solutions	157,563	164,428
Decision Support and Informatics	8,453	14,527
Corporate	312	875
Eliminations	(7,851)	(33,661)
	$592,945	$727,270
Capital expenditures
Clinical Laboratory Operations	$–	$16,885
Supportive Software Solutions	–	2,117
Hospital Operations	1,090,922	–
	$1,090,922	$19,002

	March 31, 2017	December 31, 2016
Total assets
Clinical Laboratory Operations	$3,568,569	$4,081,136
Supportive Software Solutions	1,870,578	2,602,428
Decision Support and Informatics	246,930	379,652
Hospital Operations	1,342,804	–
Corporate	3,839,108	2,130,191
Eliminations	(2,786,333)	(2,711,014)
	$8,081,656	$6,482,393

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 12 – Recently Issued Accounting Standards

The following table provides a brief description of recently issued accounting standards:

Title and reference	Prescribed	Commentary
Effective Date
Accounting Standard Update (“ASU”) No. 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory.	Fiscal years beginning after December 15, 2016 and for interim periods therein.	In July 2015, the FASB issued ASU No. 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the measurement of inventory by requiring certain inventory to be subsequently measured at the lower of cost and net realizable value. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016 and for interim periods therein and did not have a significant impact on the Company’s consolidated financial statements upon adoption.
ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”	Fiscal years beginning after December 15, 2017 and for interim periods therein.	In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In April 2015, FASB deferred the effective date of this guidance until January 1, 2018 and the Company is currently assessing the impact of this guidance on its consolidated financial statements.
ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40): Disclosure of Uncertainty about an Entity's Ability to Continue as a Going Concern.	Fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted.	In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40): Disclosure of Uncertainty about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance that establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. Adoption of this new standard did not have a significant impact on the Company’s consolidated financial statements. See note 1 regarding management’s current disclosures regarding the Company’s ability to continue as a going concern.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”)	Fiscal years beginning on or after December 15, 2016, with early adoption permitted.	In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.
Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”)	Annual and interim periods within the annual period beginning after December 15, 2018.	In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU 2016-02 is permitted. The Company has not yet determined the impact that adoption of ASU 2016-02 will have on its consolidated financial statements.

Note 13 – Subsequent Events

Between April 5, 2017 and April 13, 2017, an additional $0.8 million of Exchange Debentures were converted into 722,126 shares of common stock. Between April 21, 2017 and April 26, 2017, 440 shares of Series H Preferred Stock were converted into 500,000 shares of common stock in accordance with the terms of the Series H Preferred Stock.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”) and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read in conjunction with the audited financial statements contained within the 2016 Form 10-K and with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

COMPANY OVERVIEW

We are a healthcare enterprise that delivers products and services to healthcare providers, their patients and individuals. We currently operate in four synergistic divisions: 1) Clinical diagnostics through our clinical laboratories; 2) supportive software solutions to healthcare providers including Electronic Health Records (“EHR”), Laboratory Information Systems and Medical Billing services; 3) Decision support and interpretation of cancer and genomic diagnostics; and 4) the recent addition of a rural critical access hospital in Tennessee. We aspire to create a more sustainable relationship with our customers by offering needed and interoperable solutions to capture multiple revenue streams from medical providers.

Our Services

Our principal line of business to date is laboratory blood and urine testing services performed by our Clinical Laboratory Operations business segment, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Testing services to rehabilitation facilities represented approximately 65% and 78% of our revenues for the three months ended March 31, 2017 and 2016, respectively.

Our Supportive Software Solutions segment provides a customizable EHR and revenue cycle management services providing a full suite of billing services to substance abuse and behavioral health providers, as well as a dictation-based ambulatory EHR for physician practices and advanced transcription services.

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

On January 13, 2017, we closed on an asset purchase agreement to acquire certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Hospital Assets”). The Hospital Assets include a 52,000 square foot hospital building and 6,300 square foot professional building on approximately 4.3 acres. Scott County Community Hospital is classified as a Critical Access Hospital (rural) with 25 beds, a 24/7 emergency department, operating rooms and a laboratory that provides a range of diagnostic services. Scott County Community Hospital closed in July 2016 in connection with the bankruptcy filing of its parent company, Pioneer Health Services, Inc. We acquired the Hospital Assets out of bankruptcy for a purchase price of $1.0 million. We expect the hospital, which has since been renamed Big South Fork Medical Center, to become operational during the third quarter of 2017, subject to the receipt of the necessary licenses and regulatory approvals. We believe that once the hospital becomes fully operational it will provide us with a stable revenue base, as well as the potential for significant synergistic opportunities with our Clinical Laboratory Operations business segment.

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

We have identified the policies and significant estimation processes discussed below as critical to our business and to the understanding of our results of operations. For a detailed application of these and other accounting policies, see Note 2 to the audited consolidated financial statements as of and for the year ended December 31, 2016 included in the 2016 Form 10-K.

Revenue Recognition

Service revenues are principally generated from laboratory testing services, including chemical diagnostic tests such as blood analysis and urine analysis. Laboratory service revenues are recognized at the time the testing services are performed and billed and are reported at their estimated net realizable amounts.

Net service revenues are determined utilizing gross service revenues net of contractual adjustments and discounts. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third-party payer such as a commercial insurance provider, Medicaid or Medicare to pay all or a portion of their healthcare expenses; the majority of services provided by us are to patients covered under a third-party payer contract. In most cases, the Company is provided the third-party billing information and seeks payment from the third party in accordance with the terms and conditions of the third party payer for health service providers like us. Each of these third-party payers may differ not only in terms of rates, but also with respect to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of procedures and judgments that require industry specific healthcare experience and an understanding of payer methods and trends. Despite follow up billing efforts, the Company does not currently anticipate collection of a significant portion of self-pay billings, including the patient responsibility portion of the billing for patients covered by third party payers. The Company currently does not have any capitated agreements.

We review our calculations for the realizability of gross service revenues on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payer groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payer groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed. This calculation is routinely analyzed by us on the basis of actual allowances issued by payers and the actual payments made to determine what adjustments, if any, are needed. Based on the calculations at March 31, 2017 and 2016, we determined that the collectible portion of our gross billings that should be reflected in net revenues was approximately 13% and 17%, respectively, of the outgoing gross billings.

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

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. We did not record any impairment charges during the three months ended March 31, 2017 and 2016.

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

Three months ended March 31, 2017 compared to three months ended March 31, 2016

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2017 and 2016:

	Year Ended March 31,
	2017		2016
	$	%	$	%
Net revenues	$1,176,113	100.0%	$1,878,813	100.0%
Operating expenses:
Direct costs of revenue	292,304	24.9%	564,200	30.0%
General and administrative expenses	4,224,239	359.2%	5,954,046	316.9%
Sales and marketing expenses	314,866	26.8%	873,440	46.5%
Bad debt expense	(2,911)	-0.2%	1,285	0.1%
Engineering expenses	380,197	32.3%	522,768	27.8%
Depreciation and amortization	592,945	50.4%	727,270	38.7%
Loss from operations	(4,625,527)	-393.3%	(6,764,196)	-360.0%
Interest expense	(45,647,649)	-3881.2%	(1,013,413)	-53.9%
Other income, net	571,719	48.6%	3,533,598	188.1%
Income tax expense	3,250	0.3%	–	0.0%
Net loss	$(49,704,707)	-4226.2%	$(4,244,011)	-225.9%

Net Revenues

Consolidated net revenues were $1.2 million for the three months ended March 31, 2017, as compared to $1.9 million for the three months ended March 31, 2016, a decrease of $0.7 million, or 37%. The decrease is mainly the result of a 64% decline in insured test volumes in our Clinical Laboratory Operations business segment. Net Revenues in our Supportive Software Solutions and Decision Support and Informatics segments were essentially unchanged in the three months ended March 31, 2017 as compared to the same period of a year ago. We do not expect to generate any revenues from our Hospital Operations until the second half of 2017.

Direct Cost of Revenue

Direct costs of revenue decreased by 48%, from $0.6 million in the three months ended March 31, 2017 to $0.3 million in the three months ended March 31, 2016. The decrease is a result of a reduced expenses for reagents and supplies at our laboratories, resulting in a 53% decrease in direct costs per sample.

General and Administrative Expenses

General and administrative expenses decreased by $1.7 million, or 29%, in the first quarter of 2017 as compared to the same period of a year ago. The decrease is mainly the result of a $1.5 million reduction in employee compensation and related costs, as we significantly reduced our headcount throughout the latter half of 2016 and early 2017 in response to the decline in revenues, and a $0.2 million reduction in maintenance costs for our laboratory equipment.

Sales and Marketing Expenses

The decline in sales and marketing expenses of $0.6 million, or 64%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to a reduction in sales employee and contractor compensation expenses in the amount of $0.5 million, as well as reduced travel, advertising and commissionable collections related to the decline in net revenues.

Engineering Expenses

Engineering expenses were $0.4 million for the three months ended March 31, 2017, as compared to $0.5 million for the three months ended March 31, 2016. Engineering expenses represent development expenses at our Decision Support and Informatics business. The decrease in 2017 was due to lower employee compensation costs and recruiting expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $0.6 million for the three months ended March 31, 2017 as compared to $0.7 million for the same period of a year ago, as some of our property and equipment became fully depreciated during 2016 and our capital expenditures have been minimal due to the reduced sample volume at our laboratories.

Loss from Operations

Our operating loss decreased by $2.1 million to $4.6 million for the three months ended March 31, 2017, as compared to $6.7 million for the three months ended March 31, 2016. The decrease is due to the $2.8 million decrease in total operating expenses for the quarter partially offset by the $0.7 million decrease in net revenues.

Interest Expense

Interest expense for the three months ended March 31, 2017 was $45.3 million, as compared to $1.0 million for the three months ended March 31, 2016. Interest expense in 2017 includes a $43.7 million non-cash interest charge related to the issuance of convertible debentures and warrants during the period, as more fully described in note 5 to the consolidated financial statements, and $0.9 million for the amortization of debt discount and deferred financing costs.

Other Income, net of Other Expenses

Other income, net, of $0.6 million for the three months ended March 31, 2017 consists of a gain on the change in fair value of the Company’s derivative liabilities. Other income, net, of $3.5 million for the three months ended March 31, 2016 includes a $3.4 million gain on the change in fair value of derivative liabilities.

Net Loss

Our net loss for the three months ended March 31, 2017 was $50.1 million, as compared to $4.2 million for the same period of a year ago, an increase of $45.9 million. The change is primarily due to the $43.7 million non-cash interest charge in 2017.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Three Months Ended March 31,
Clinical Laboratory Operations	2017	2016	Change	%

Net revenues	$767,010	$1,465,137	$(698,127)	-47.6%
Operating expenses:
Direct costs of revenue	231,227	454,279	(223,052)	-49.1%
Bad debt expense	–	–
General and administrative expenses	1,194,065	2,490,181	(1,296,116)	-52.0%
Sales and marketing expenses	249,249	590,116	(340,867)	-57.8%
Depreciation and amortization	434,467	581,101	(146,634)	-25.2%

(Loss) income from operations	$(1,341,998)	$(2,650,540)	$1,308,542	-49.4%

Key Operating Measures - Revenues:
Insured tests performed	22,559	63,434	(40,875)	-64.4%
Net revenue per insured test	$34.00	$23.10	$10.90	47.2%
Revenue recognition percent of gross billings	13.0%	17.0%	-4.0%

Key Operating Measures - Direct Costs:
Total samples processed	6,719	6,160	559	9.1%
Direct costs per sample	$34.41	$73.75	$(39.33)	-53.3%

The following table presents key financial metrics for our Supportive Software Solutions segment:

	Three Months Ended March 31,
Supportive Software Solutions	2017	2016	Change	%

Net revenues	$236,944	$230,026	$6,918	3.0%
Operating expenses:
Direct costs of revenue	46,704	83,973	(37,269)	-44.4%
General and administrative expenses	754,134	1,293,653	(539,519)	-41.7%
Bad debt expense	(2,911)	1,285	(4,196)	NM
Depreciation and amortization	157,563	164,428	(6,865)	-4.2%

Loss from operations	$(718,546)	$(1,313,313)	$594,767	-45.3%

The following table presents key financial metrics for our Decision Support and Informatics Operations segment:

	Three Months Ended March 31,
Decision Support and Informatics Operations	2017	2016	Change	%
Net revenues	$172,158	$183,650	$(11,492)	-6.3%
Operating expenses:
Direct costs of revenue	–	25,948	(25,948)	-100.0%
General and administrative expenses	22,448	218,400	(195,952)	-89.7%
Sales and marketing expenses	62,061	281,423	(219,362)	-77.9%
Engineering expenses	380,197	525,026	(144,829)	-27.6%
Depreciation and amortization	8,453	14,419	(5,966)	-41.4%

Loss from operations	$(301,001)	$(881,566)	$580,565	-65.9%

Our Hospital Operations segment, formed in January of 2017, had general and administrative expenses of $0.5 million for the three months ended March 31, 2017. These expenses consisted primarily of employee compensation costs, legal expenses and startup expenses.

The following table presents key financial metrics for our Corporate group:

	Three Months Ended March 31,
Corporate	2017	2016	Change	%

Operating expenses:
General and administrative expenses	$1,787,218	$1,951,563	$(164,345)	-8.4%
Direct costs of revenue	14,372	–	14,372	NM
Sales and marketing expenses	2,615	–	2,615	NM
Depreciation and amortization	(7,539)	(32,786)	25,247	-77.0%

Loss from operations	$(1,796,666)	$(1,918,777)	$122,111	-6.4%

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2016 and through March 31, 2017, we have financed our operations primarily from the sale of our equity securities, short-term advances from related parties and the proceeds we received from pledging certain of our accounts receivable as discussed below. Future cash needs for working capital, capital expenditures and potential acquisitions will require management to seek additional equity or obtain additional credit facilities. The sale of additional equity will result in additional dilution to the Company's stockholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

At March 31, 2017, we had cash on hand of approximately $1.4 million, a working capital deficit of $11.9 million and a stockholders’ deficit of $65.3 million. In addition, we incurred a loss from operations of $4.6 million for the three months ended March 31, 2017. As of the date of this report, our cash position is critically deficient and payments critical to our ability to operate are not being made in the ordinary course. Our fixed operating expenses, including payroll, rent, capital lease payments and other fixed expenses, including the costs required to reopen Big South Fork Medical Center, are approximately $1.5-$2.0 million per month. Our failure to raise additional capital in the coming weeks will have a material adverse effect on our ability to operate our business. In addition, we will be required to raise additional capital in order to fund our operations for the next twelve months. There can be no assurances that we will be able to raise the necessary capital on terms that are acceptable to us, or at all. If we are unable to secure the necessary funding as and when required, it will have a material adverse effect on our business and we may be required to downsize, further reduce our workforce, sell some of our assets or possibly curtail or even cease operations, raising substantial doubt about our ability to continue as a going concern.

In January and February of 2017, we received short term advances from Christopher Diamantis, a member of our Board of Directors, in the amount of $3.3 million. On March 7, 2017 we issued a promissory note to Mr. Diamantis in the amount of $3.8 million (the “2017 Diamantis Note”) in connection with the advances we received in 2017, plus accrued and unpaid interest reflecting the advances we received in both fiscal 2016 and 2017, in the amount of $0.5 million.

On February 2, 2017, we issued $1.59 million of convertible debentures (the “February Debentures”) and warrants to purchase 100,000 shares of our common stock and received net proceeds of $1.5 million.

On March 21, 2017, we issued $10.85 million aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due two years from the date of issuance (the “Convertible Debentures”) and three series of warrants to purchase shares of the Company’s common stock to several accredited investors. We received net proceeds from this transaction in the approximate amount of $8.4 million. We used $3.8 million of the net proceeds to repay the 2017 Diamantis Note and $0.75 million of the net proceeds to make a partial repayment on the TCA Debenture (as defined below). The remainder of the net proceeds were used for general corporate purposes. In conjunction with the issuance of the Convertible Debentures, the holder of the February Debentures exchanged these debentures for $2.5 million of new debentures (the “Exchange Debentures” and, collectively with the Convertible Debentures, the “Debentures”) on the same terms as, and pari passu with, the Convertible Debentures and warrants. Additionally, the holders of an aggregate of $2.2 million stated value of the Company’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) exchanged such preferred stock into $2.7 million principal amount of Exchange Debentures and warrants. All of the Debentures contain a 24% original issue discount.

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

We are obligated to file registration statements registering for resale the shares underlying the Debentures and warrants and are required to use our best efforts to cause the registration statements to be declared effective within 45 days of filing, or 75 days if the registration statement is reviewed. Additionally, we are required to seek shareholder approval to issue in excess of 20% of the Company’s issued and outstanding shares of common stock.

On March 31, 2016, we entered into an agreement to pledge certain of our accounts receivable as collateral against a prepaid forward purchase contract. The receivables had an estimated collectable value of $8.7 million which had been adjusted down to approximately $4.3 million and nil on our balance sheet as of March 31, 2016 and December 31, 2016, respectively. The consideration received was $5.0 million. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $0.5 million, (ii) all payments recovered from the accounts receivable up to $5.25 million, if paid in full within six months, or $5.5 million, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). As of March 31, 2017 and the date of this report, we had not collected any amounts due on these receivables, and $6.0 million is currently due to the counterparty. We currently do not have the financial resources to satisfy this obligation. Mr. Diamantis has guaranteed the Company's payment obligation under this agreement.

On November 3, 2016, we received a Notice of Default from TCA Global Credit Master Fund, LP (“TCA”), the holder of a secured convertible debenture with an outstanding principal amount of $3.0 million (the “TCA Debenture”), related to our failure to pay the monthly principal and interest payments required under the TCA Debenture. Prior to our issuance of the Convertible Debentures on March 21, 2017, we had not made the last six required payments under the TCA Debenture, other than a $0.4 million payment we made in February of 2017. In conjunction with the issuance of the Convertible Debentures on March 21, 2017, we entered into a letter agreement with TCA, which (i) waives any non-payment default through March 21, 2017; (ii) provides for the $0.75 million payment discussed above; (iii) sets forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million is repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provides for payment of an additional service fee in the amount of $150,000 upon the earlier of September 21, 2017 or when the registration statement we filed is declared effective by the SEC. In addition, TCA entered into an intercreditor agreement with the purchasers of the Convertible Debentures which sets forth rights, preferences and priorities with respect to the security interests in our assets.

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

On December 7, 2016, the holders of the Tegal Notes (see note 4 to the accompanying consolidated financial statements) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of $0.4 million, including accrued interest. A request for entry of default judgment was filed on January 24, 2017. The Company has attempted to work out a payment arrangement with the plaintiffs, but to date has not been able to consummate such an arrangement. A Case Management Conference is scheduled for September 5, 2017.

In September of 2016, we received $0.4 million from the sale of convertible notes and warrants with a maturity date of March 15, 2017. On March 13, 2017, these securities were exchanged for 400,000 shares of our common stock.

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

The following table presents our capital resources as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016	Change

Cash	$1,365,053	$77,979	$1,287,074
Working capital	(11,884,647)	(16,344,128)	4,459,481
Total debt, excluding discounts and derivative liabilities	23,489,190	9,110,112	14,379,078
Capital lease obligations	2,659,132	3,570,174	(911,042)
Stockholders' deficit	$(65,332,825)	$(14,885,896)	$(50,446,929)

The following table presents the major sources and uses of cash for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change

Cash used in operations	$(5,951,464)	$(6,990,241)	$1,038,777
Cash used in investing activities	(1,090,922)	(19,002)	(1,071,920)
Cash provided by financing activities	8,329,460	3,076,819	5,252,641

Net change in cash	$1,287,074	$(3,932,424)	$5,219,498

The decrease in cash used in operations for the three months ended March 31, 2017 and 2016 is presented in the following table:

	Three Months Ended March 31,
	2017	2016	Change

Net loss	$(49,704,707)	$(4,244,011)	$(45,460,696)
Non-cash adjustments to income	45,021,318	(2,006,347)	47,027,665
Accounts receivable	172,906	1,096,357	(923,451)
Accounts payable and accrued expenses	(1,214,777)	(1,608,362)	393,585
Other	(226,204)	(227,878)	1,674
Cash used in operations	$(5,951,464)	$(6,990,241)	$1,038,777

The increase in cash used in investing activities is due to the acquisition of the Hospital Assets in January of 2017.

Cash provided by financing activities for the three months ended March 31, 2017 consists of the $9.9 million of net proceeds received in connection with the issuance of the February Debentures and the Convertible Debentures, partially offset by payments on notes payable and capital lease obligations in the amount of $0.6 million and $0.9 million, respectively. Cash provided by financing activities for the three months ended March 31, 2016 consists of the $5.0 million received from the prepaid forward purchase contract, partially offset by the repayment of related party advances in the amount of $1.6 million and payment of capital lease obligations in the amount of $0.3 million.

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

As of March 31, 2017, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Potential De-Listing of the Company’s Stock

On April 18, 2017, we were notified by Nasdaq that the stockholders’ equity balance reported in the 2016 Form 10-K fell below the $2.5 million minimum requirement for continued listing under the Nasdaq Capital Market’s Listing Rule 5550(b)(1) (the “Rule”). As of December 31, 2016, our stockholders’ deficit balance was $14.9 million. In accordance with the Rule, we have until June 2, 2017 to prepare and submit a plan to Nasdaq outlining how we intend to regain compliance. If the plan is accepted, we can be granted up to 180 calendar days from April 18, 2017 to evidence compliance. There can be no guarantee that we will be able to regain compliance with the continued listing requirement of the Rule or that our plan will be accepted by Nasdaq.

We are currently evaluating our available options to resolve the deficiency and regain compliance with the Nasdaq minimum stockholders’ equity requirement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the chief executive officer, who also functions as our interim chief financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. In connection with such evaluation, management concluded that the material weakness in internal control over financial reporting identified in our Form 10-K for the year ended December 31, 2016 continued to exist, and as such our disclosure controls and procedures were not effective as of March 31, 2017. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. The Company is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal accounting department, including the addition of a full time Chief Financial Officer; (ii) beginning the process of converting to a new integrated accounting system to enhance controls and procedures for recording accounting transactions; and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department, including independent review of material cash disbursements.

Notwithstanding such material weakness, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods and dates presented.

(b)	Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra. On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. In January and February of 2017, the Company made payments to Tetra in connection with this judgment aggregating to $0.7 million, and on February 15, 2017 the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due will be paid in 24 equal monthly installments, commencing on May 1, 2017.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage. On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due will be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%.

On December 7, 2016, the holders of the Tegal Notes (see note 4 to the accompanying consolidated financial statements) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of $0.4 million, including accrued interest. A request for entry of default judgment was filed on January 24, 2017. The Company has attempted to work out a payment arrangement with the plaintiffs, but to date has not been able to consummate such an arrangement. A Case Management Conference is scheduled for September 5, 2017.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the 2016 Form 10-K which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer and Interim Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
Exhibit 99.1	Temporary Hardship Exemption
Exhibit 101.INS	XBRL Instance Document**
Exhibit 101.SCH	XBRL Schema Document**
Exhibit 101.CAL	XBRL Calculation Link base Document**
Exhibit 101.DEF	XBRL Definition Link base Document**
Exhibit 101.LAB	XBRL Label Link base Document**
Exhibit 101.PRE	XBRL Presentation Link base Document**

____________________

*Furnished herewith

** To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENNOVA HEALTH, INC.

Date: May 22, 2017	By: /s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Interim Principal Financial Officer)

