Form 10-Q/A
period 2017-05-23
Rennova Health, Inc.
filed 2017-05-23
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on May 22, 2017.

2

Item 6. Exhibits

Exhibit 101.INS	XBRL Instance Document*
Exhibit 101.SCH	XBRL Schema Document*
Exhibit 101.CAL	XBRL Calculation Link base Document*
Exhibit 101.DEF	XBRL Definition Link base Document*
Exhibit 101.LAB	XBRL Label Link base Document*
Exhibit 101.PRE	XBRL Presentation Link base Document*

____________________

*Furnished herewith

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENNOVA HEALTH, INC.

Date: May 23, 2017	By: /s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Interim Principal Financial Officer)

4