Form 10-Q
period 2017-06-30
Rennova Health, Inc.
filed 2017-08-14
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act: (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 3, 2017, the registrant had 15,926,247 shares of its Common Stock, $0.01 par value, outstanding.

RENNOVA HEALTH, INC.

FORM 10-Q

June 30, 2017

RENNOVA HEALTH, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$27,704	$75,017
Accounts receivable, net	392,213	1,199,899
Prepaid expenses and other current assets	227,692	149,385
Income tax refunds receivable	1,458,438	1,458,438
Current assets of AMSG classified as held for sale	43,829	337,900
Total current assets	2,149,876	3,220,639

Property and equipment, net	3,381,232	3,043,590
Deposits	132,461	141,402
Non-current assets of AMSG classified as held for sale	23,750	76,762
Total assets	$5,687,319	$6,482,393

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related parties)	$3,252,858	$2,928,524
Accrued expenses	2,803,004	2,882,029
Income taxes payable	443,630	790,627
Current portion of notes payable	7,624,614	9,011,247
Current portion of notes payable, related party	443,500	328,500
Current portion of debentures	1,578,028	-
Current portion of capital lease obligations	1,365,547	1,796,053
Current liabilities of AMSG classified as held for sale	1,625,260	1,827,787
Total current liabilities	19,136,441	19,564,767

Other liabilities:
Debentures, net of current portion	3,003,931	-
Capital lease obligations, net of current portion	1,063,461	1,774,121
Derivative liabilities	-	2,803
Non-current liabilities of AMSG classified as held for sale	-	26,598

Total liabilities	23,203,833	21,368,289

Commitments and contingencies

Stockholders’ deficit:
Series G preferred stock, $0.01 par value, 14,000 shares authorized, 215 shares issued and outstanding	2	2
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 60 and 10,019 shares issued and outstanding	-	100
Common stock, $0.01 par value, 500,000,000 shares authorized, 13,408,360 and 2,800,377 shares issued and outstanding	134,084	28,004
Additional paid-in-capital	74,430,142	45,726,862
Accumulated deficit	(92,080,742)	(60,640,864)
Total stockholders’ deficit	(17,516,514)	(14,885,896)
Total liabilities and stockholders’ deficit	$5,687,319	$6,482,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net revenues	$898,730	$2,565,272	$1,898,265	$4,026,200

Operating expenses:
Direct costs of revenue	248,750	355,569	540,285	822,903
General and administrative	3,660,458	5,351,555	7,808,871	10,644,545
Sales and marketing expenses	197,727	433,329	450,532	1,025,346
Bad debt	577,252	-	574,341	1,285
Depreciation and amortization	471,954	678,141	1,056,445	1,357,331
Total operating expenses	5,156,141	6,818,594	10,430,474	13,851,410

Loss from continuing operations before other income (expense) and income taxes	(4,257,411)	(4,253,322)	(8,532,209)	(9,825,210)

Other income (expense):
Other income	50,757	2	50,757	100,012
Change in fair value of derivative instruments	-	1,293,072	(11,093,012)	4,726,660
Gain on extinguishment of debt	-	-	11,093,012	-
(Loss) gain on legal settlement	-	(17,652)	-	(17,652)
Interest expense	(6,135,982)	(2,042,002)	(11,178,844)	(3,049,037)
Total other income (expense), net	(6,085,225)	(766,580)	(11,128,087)	1,759,983
Net loss from continuing operations before income taxes	(10,342,636)	(5,019,902)	(19,660,296)	(8,065,227)

(Benefit) provision for income taxes	-	-	3,250	-

Net loss from continuing operations	(10,342,636)	(5,019,902)	(19,663,546)	(8,065,227)

Net loss from discontinued operations	(335,573)	(842,189)	(683,320)	(2,040,875)

Net loss	(10,678,209)	(5,862,091)	(20,346,866)	(10,106,102)
Deemed dividend from trigger of down round provision feature	-	-	(11,093,012)	-
Net loss to common shareholders	$(10,678,209)	$(5,862,091)	$(31,439,878)	$(10,106,102)

Net loss per common share:
Basic and diluted: continuing operations	$(1.37)	$(10.19)	$(4.93)	$(16.40)

Basic and diluted: discontinued operations	(0.04)	(1.71)	(0.11)	(4.15)

Total Basic and diluted	$(1.41)	$(11.90)	$(5.04)	$(20.55)
Weighted average number of common shares outstanding during the period:
Basic and diluted	7,594,314	492,568	6,236,404	491,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

	Preferred Stock
	Series G		Series H		Total		Common Stock		Additional paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Earnings	Deficit
Balance at December 31, 2016	215	$2	10,019	$100	10,234	$102	2,800,377	$28,004	$45,726,862	$(60,640,864)	$(14,885,896)
Conversion of preferred stock into common stock			(7,785)	(78)	(7,785)	$(78)	5,556,697	55,567	(55,489)	-	-
Common stock issued in exchange for warrants	-	-	-	-	-	-	29,518	295	57,560	-	57,855
Shares issued in settlement of notes payable	-	-	-	-	-	-	400,000	4,000	436,000	-	440,000
Exchange of preferred stock for convertible debentures	-	-	(2,174)	(22)	(2,174)	(22)	-	-	(2,173,978)	-	(2,174,000)
Conversion of debentures into common stock	-	-	-	-	-	-	4,611,093	46,111	2,605,125	-	2,651,236
Rounding up of common shares in connection with reverse stock split	-	-	-	-	-	-	7,897	79	(79)	-	-
Common stock granted to employees	-	-	-	-	-	-	2,778	28	(28)	-	-
Discount on convertible debentures	-	-	-	-	-	-	-	-	252,143	-	252,143
Warrants and benefical conversion features related to the issuance of convertible notes	-	-	-	-	-	-	-	-	16,419,784	-	16,419,784
Stock-based compensation	-	-	-	-	-	-	-	-	69,230		69,230
Deemed dividend from trigger of down round provision feature	-	-	-	-	-	-	-	-	11,093,012	(11,093,012)	-
Net loss	-	-	-	-	-	-	-	-	-	(20,346,866)	(20,346,866)
Balance at June 30, 2017	215	$2	60	$0	275	$2	13,408,360	$134,084	$74,430,142	$(92,080,742)	$(17,516,514)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows used in operating activities:
Net loss	$(19,663,546)	$(8,065,227)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,056,445	1,357,331
Non-cash gain on derivative instruments	-	(4,726,660)
Stock issued for services	-	9,310
Stock-based compensation	69,230	353,271
Bad debt (recoveries) expense	398,424	1,385
Non-cash interest expense	7,418,722	-
Amortization of debt discount	2,498,120	2,087,881
Non-cash settlement of debt	(50,000)	-
Loss (gain) on extinguishment of debt	(11,093,012)	(100,000)
Change in fair value of derivative instrument	11,093,012	-
Loss from discontinued operations	(683,320)	(2,040,875)
Changes in operating assets and liabilities:
Accounts receivable	409,261	459,414
Prepaid expenses and other current assets	(78,307)	(267,320)
Security deposits	8,941	(2,410)
Accounts payable	325,329	(635,955)
Accrued expenses	(79,025)	(137,256)
Income tax assets and liabilities	(346,997)	(101,029)
Net cash used in operating activities of continuing operations	(8,716,723)	(11,808,140)
Net cash provided by (used in) discontinued operations	112,225	(83,419)
Net cash used in operating activities	(8,604,498)	(11,891,559)

Cash flows used in investing activities:
Purchase of property and equipment	(1,394,087)	(15,998)
Net cash used in investing activities of continuing operations	(1,394,087)	(15,998)
Net cash provided by (used in) investing activities of discontinued operations	1,936	(25,358)
Net cash used in investing activities	(1,392,151)	(41,356)

Cash flows provided by financing activities:
Proceeds from issuance of related party notes payable and advances	3,715,000	6,165,000
Proceeds from issuance of notes payable and debentures	11,642,500	5,000,000
Payments on related party notes payable and advances	(3,550,000)	(1,665,000)
Payments on notes payable	(716,998)	(5,250,000)
Payments on capital lease obligations	(1,141,166)	(665,074)
Net cash provided by financing activities	9,949,336	3,584,926

Net (decrease) in cash	(47,313)	(8,347,989)

Cash at beginning of period	75,017	8,833,230

Cash at end of period	$27,704	$485,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization and Basis of Presentation

Rennova Health, Inc. (“Rennova”), together with its subsidiaries (the “Company”, “we”, “us” or “our”), is a vertically integrated provider of healthcare related products and services. The Company’s principal lines of business are (i) clinical laboratory operations; (ii) supportive software solutions to healthcare providers including Electronic Health Records (“EHR”), Medical Billing Services and Laboratory Information Services; and (iii) the recent addition of a rural critical access hospital.

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

During the three and six months ended June 30, 2017 and 2016, comprehensive loss was equal to the net loss amounts presented in the accompanying condensed consolidated statements of operations. In addition, certain prior year balances have been reclassified to conform to the current presentation.

Reclassification

The Company has reclassified certain amounts in the 2016 consolidated financial statements to be consistent with the 2017 presentation. These principally relate to classification of certain revenues, cost of revenues and related segment data, as well as balance sheet classifications to assets and liabilities held for sale. Reclassifications relating to the discontinued operations of AMSG are described further in Note 13. The reclassifications had no impact on operations or cash flows for the three and six months ended June 30, 2016.

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

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Adoption of ASU 2017-11

In July 2017, the FASB issued ASU 2017-11  “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815).” The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

Under current GAAP, an equity-linked financial instrument with a down round feature that otherwise is not required to be classified as a liability under the guidance in Topic 480 is evaluated under the guidance in Topic 815, Derivatives and Hedging, to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting. Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative), the existence of a down round feature results in an instrument not being considered indexed to an entity’s own stock. This results in a reporting entity being required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date.

The amendments in this Update revise the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated.

For entities that present EPS in accordance with Topic 260, and when the down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the basic EPS calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. Convertible instruments are unaffected by the Topic 260 amendments in this Update.

Those amendments in Part 1 of this Update are a cost savings relative to current GAAP. This is because, assuming the required criteria for equity classification in Subtopic 815-40 are met, an entity that issued such an instrument no longer measures the instrument at fair value at each reporting period (in the case of warrants) or separately accounts for a bifurcated derivative (in the case of convertible instruments) on the basis of the existence of a down round feature. For convertible instruments with embedded conversion options that have down round features, applying specialized guidance such as the model for contingent beneficial conversion features rather than bifurcating an embedded derivative also reduces cost and complexity. Under that specialized guidance, the issuer recognizes the intrinsic value of the feature only when the feature becomes beneficial instead of bifurcating the conversion option and measuring it at fair value each reporting period.

The amendments in Part II of this Update replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. This has the benefit of improving the readability of the Codification and reducing the complexity associated with navigating the guidance in Topic 480.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part 1 of this Update should be applied in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective; or 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10.

The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

The Company has determined that this amendment will have a material impact on its condensed consolidated financial statements and has early adopted this accounting standard update. The cumulative effect of the adoption of ASU 2017-11, resulted in the reclassification of the derivative liability recorded of $56 million and the reversal of $41 million of interest expense recorded in the Company’s first fiscal quarter of 2017. The remaining $16 million was offset to additional paid in capital (discount on convertible debenture). Additionally, the Company recognized a deemed dividend from the trigger of the down round provision feature of $11 million. The adjustments were recorded retrospectively as of the beginning of the issuance of the March 2017 debentures where the initial derivative liability was recorded.

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated significant losses and has negative cash flows from operations, and at June 30, 2017 had a working capital deficit and stockholders’ deficit of $17 million and $17.5 million, respectively, which raise substantial doubt about its ability to continue as a going concern. In addition, the Company’s cash position is critically deficient, critical payments are not being made in the ordinary course of business and certain indebtedness in the amount of $6.5 million matured on March 31, 2017, which the Company does not have the financial resources to satisfy (see Note 4), all of which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently executing on a plan of action which is in process, to reduce the number of laboratory facilities it operates from five such facilities into one, with a corresponding reduction in the number of employees and associated operating expenses, in order to reduce costs. In addition, the Company received net proceeds of $11.6 million from the issuance of debentures in the first six months of 2017 (see Note 5), and intends to seek additional financing on similar terms within the next few months. There are currently no commitments for any such funding. The Company in July 2017 also announced that it plans to spin off its Advanced Molecular Services Group (“AMSG”) as an independent publicly traded company by way of a tax-free distribution to its shareholders. Completion of the spinoff is expected to occur at the end of September 2017, and is subject to numerous conditions, including effectiveness of a Registration Statement on Form 10 to be filed with the Securities and Exchange Commission. The intent of the spinoff is to create two public companies, each of which can focus on its own strengths and operational plans. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company has reflected amounts relating to AMSG as a disposal group classified as held for sale and included as part of discontinued operations. AMSG no longer is included in the segment reporting following the reclassification to discontinued operations. The Company has also announced that the Big South Fork Medical Center received CMS regional office licensure approval and that it opened on August 8, 2017.The Company expects that the opening of the hospital will provide additional revenue and cash flow sources.

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

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Accounts Receivable

Accounts receivable at June 30, 2017 (unaudited) and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Accounts receivable - laboratory services	$5,030,125	$12,715,835
Accounts receivable - all others	487,675	499,508
Total accounts receivable	5,517,800	13,215,343
Less:
Allowance for discounts	(4,376,208)	(11,664,490)
Allowance for bad debts	(749,379)	(350,954)
Accounts receivable, net	$392,213	$1,199,899

Note 3 – Property and Equipment

Property and equipment at June 30, 2017 (unaudited) and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Medical equipment	$704,567	$696,195
Building	1,252,104	-
Equipment	461,912	461,912
Equipment under capital leases	4,497,025	4,497,025
Furniture	387,302	377,630
Leasehold improvements	1,329,387	1,329,387
Vehicles	196,534	196,534
Computer equipment	564,742	564,742
Software	1,863,287	1,739,348
	11,256,860	9,862,773
Less accumulated depreciation	(7,875,628)	(6,819,183)
Property and equipment, net	$3,381,232	$3,043,590

On January 13, 2017, the Company completed an asset purchase agreement to acquire certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Hospital Assets”). The Hospital Assets include a 52,000 square foot hospital building and 6,300 square foot professional building on approximately 4.3 acres. Scott County Community Hospital, which has since been renamed as Big South Fork Medical Center, is classified as a Critical Access Hospital (rural). The Company acquired the Hospital Assets out of bankruptcy for a purchase price of $1.0 million, and the purchase price has been recorded as property and equipment in the Company’s consolidated balance sheet. The Company opened the hospital on August 8, 2017.

Depreciation expense on property and equipment was $0.5 million and $0.7 million for the three months ended June 30, 2017 and 2016, and $1.0 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively. Management periodically reviews the valuation of long-lived assets, including property and equipment, for potential impairment. Management did not recognize any impairment of these assets during the six months ended June 30, 2017 and 2016.

Note 4 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At June 30, 2017 (unaudited) and December 31, 2016, notes payable consisted of the following:

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Notes Payable – Third Parties

	June 30, 2017	December 31, 2016
Loan payable under prepaid forward purchase contract	$5,000,000	$5,000,000

Loan payable to TCA Global Credit Master Fund, LP (“TCA”) in the original principal amount of $3 million at 16% interest (the “TCA Debenture”). Principal and interest payments due in various installments through September 17, 2017.	2,283,002	3,000,000

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the “Tegal Notes”). Prinicpal and interest payments are due annually from July 12, 2015 through July 12, 2016	341,612	341,612

Other convertible notes payable	-	440,000

Unamortized discount on other convertible notes	-	(179,889)
Derivative liability associated with the TCA Debenture, at fair value	-	409,524
	7,624,614	9,011,247
Less current portion	(7,624,614)	(9,011,247)
Notes payable - third parties, net of current portion	$-	$-

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract whereby the Company received consideration in the amount of $5.0 million. The receivables had an estimated collectable value of $8.7 million which had been adjusted down to approximately $1.5 million on the Company’s balance sheet as of June 30, 2016 and $0 as of June 30, 2017. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $0.5 million, (ii) all payments recovered from the accounts receivable up to $5.25 million, if paid in full within six months, or $5.5 million, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty has not been paid $6.0 million, the Company was required to pay the difference, plus 30% interest per annum on the total balance. To date, the Company has not recovered any payments against the accounts receivable. As of June 30, 2017, the Company has accrued $1.5 million for the counterparty’s required investment return, which is reflected in accrued expenses in the accompanying condensed consolidated balance sheet, and $6.5 million was due to the counterparty on June 30, 2017. The Company does not have the financial resources to repay this obligation.

The Company did not make the required monthly principal and interest payments due under the TCA Debenture for the period from October 2016 through March 2017. On February 2, 2017, the Company made a payment to TCA in the amount of $0.4 million which was applied to accrued and unpaid interest and fees, including default interest, as of the date of payment. On March 21, 2017, the Company made a payment to TCA in the amount of $0.75 million, of which approximately $0.1 million was applied to accrued and unpaid interest and fees in accordance with the terms of the TCA Debenture. Also on March 21, 2017, the Company entered into a letter agreement with TCA, which (i) waived any payment defaults through March 21, 2017; (ii) provided for the $0.75 million payment discussed above; (iii) set forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million is repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provided for payment of an additional service fee in the amount of $150,000, which was due on June 27, 2017, the day after the effective date of the registration statement filed by the Company; which amount is reflected in accrued expenses in the accompanying condensed consolidated balance sheet at June 30, 2017. In addition, TCA entered into an intercreditor agreement with the purchasers of the convertible debentures (see Note 5) which sets forth rights, preferences and priorities with respect to the security interests in the Company’s assets.

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

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company did not make the principal payments under the Tegal Notes that were due on July 12, 2016. On November 3, 2016, the Company received a default notice from the holders of the Tegal Notes demanding immediate repayment of the outstanding principal and accrued interest aggregating to $0.4 million. On December 7, 2016 the Company received a breach of contract complaint with a request for entry of a default judgment (see Note 10). To date, the Company has yet to repay this amount.

Notes Payable – Related Parties

	June 30, 2017	December 31, 2016
Loan payable to Alcimede LLC, bearing interest at 6% per annum, with all principal and interest due on February 2, 2018	$168,500	$218,500

Loan payable to Christopher Diamantis	220,000	-

Other advances from related parties	55,000	110,000
	443,500	328,500
Less current portion	(443,500)	(328,500)
Total notes payable - related parties, net of current portion	$-	$-

On February 3, 2015, the Company borrowed $3.0 million from Alcimede LLC (“Alcimede”). Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede. The note has an interest rate of 6% and was originally due on February 2, 2016. Alcimede later agreed to extend the maturity date of the loan to August 2, 2017. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase one million shares of the Company’s common stock at an exercise price of $2.50 per share, and the loan outstanding was reduced in satisfaction of the aggregate exercise price of $2.5 million. In August of 2016, $0.3 million was repaid by the Company through the issuance of shares of common stock. In March of 2017, the Company and Mr. Lagan agreed that a payment made to Mr. Lagan in the amount of $50,000 would be deducted from the outstanding balance of the note, and the remaining balance due on this loan as of June 30, 2017 was $0.2 million. On August 2, 2017, the Company and Alcimede agreed to further extend the maturity date of the loan to February 2, 2018.

During the six months ended June 30, 2017, the Company repaid $0.1 million that was outstanding to a former principal stockholder, and borrowed an additional $75,000 from this same stockholder and $0.2 million from Mr. Diamantis, a director of the Company (see Note 6).

Note 5 – Debentures

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

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Debentures are convertible into shares of the Company’s common stock (initially at a conversion price of $1.66, which has been adjusted pursuant to the terms of the Debentures to $0.39 due to prices at which the Company has subsequently issued shares of common stock). The Debentures will begin to amortize monthly commencing on the 90th day following the closing date, except for the Exchange Debentures related to the Series H Preferred Stock, which began to amortize monthly on the closing date. On each monthly amortization date, the Company may elect to repay 5% of the original principal amount of Debentures in cash or, in lieu thereof, the conversion price of such Debentures will thereafter be 85% of the volume weighted average price at the time of conversion. In the event the Company does not elect to pay such amortization amounts in cash, each investor, in their sole discretion, may increase the conversion amount subject to the alternative conversion price by up to four times the amortization amount. The Debentures contain customary affirmative and negative covenants. The conversion price is subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary anti-dilution protections as more fully described in the Debentures. The Debentures are secured by all of the Company’s assets and are guaranteed by substantially all of the Company’s subsidiaries. Between March 22, 2017 and June 30, 2017, holders of the Exchange Debentures converted an aggregate of $2.7 million of debentures into 4,611,093 shares of common stock.

The exercise price of the Debenture Warrants is subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then exercise price, as well as other customary anti-dilution protections. As a result of these provisions, both the Debentures and the Debenture Warrants were deemed to be not indexed to the Company’s common stock, and the Company recognized derivative liabilities for the embedded conversion feature of the Debentures and the Debenture Warrants in the original amount of $15.3 million and $41.3 million, respectively. The Company recognized a discount for 100% of the principal value of the Debentures and non-cash interest expense in the amount of $43.7 million in connection with the recognition of these derivative liabilities. As a result of the adoption of ASU 2017-11, the interest expense and derivative liability originally recognized has since been adjusted and extinguished as reflected herein.

On June 2, 2017 and June 22, 2017, the Company issued $1.9 million aggregate principal amount of Original Issue Discount Debentures due three months from the date of issuance in these two issuances (collectively, the “June Debentures”) and warrants to purchase an aggregate of 1,500,000 shares of common stock (500,000 warrants in the June 2, 2017 transaction and 1,000,000 in the June 22, 2017 transaction), which can be exercised at any time after six months at an exercise price of $0.39 per share for the June 2, 2017 warrants and $0.38 per share for the June 22, 2017 warrants (collectively the “Warrants”), to accredited investors for a purchase price of $1.8 million. The Company recorded a discount on the debentures of $107,700 which is to be amortized over the term of the June 22, 2017 debenture.

See Note 1 for the adoption of ASU 2017-11 for the retrospective adjustments made to the Company’s condensed consolidated financial statements with respect to the derivative liabilities associated with the Convertible Debentures.

The carrying amount of the Debentures as of June 30, 2017 (unaudited), is as follows:

June 30, 2017
Debentures	$15,261,724
Discount on Debentures	(10,271,253)
Deferred financing fees	(408,512)
4,581,959
Less current portion	(1,578,028)
Debentures, net of current portion	$3,003,931

There were no debentures as of December 31, 2016.

Note 6 – Related Party Transactions

In addition to the transactions discussed in Note 4, the Company had the following related party transactions during the six months ended June 30, 2017 and 2016:

In January and February of 2017, the Company received advances aggregating $3.3 million from Christopher Diamantis, a director of the Company. The advances, along with $0.5 million of previously accrued but unpaid interest, were due on demand, bearing interest at 10% per annum. The Company used the advances to pay the purchase price for the Hospital Assets and for general corporate purposes. On March 7, 2017, the Company issued a promissory note to Mr. Diamantis in the amount of $3.8 million (the “2017 Diamantis Note”) in connection with these advances received in 2017, plus accrued and unpaid interest of $0.5 million. In conjunction with the issuance of the 2017 Diamantis Note, the Company also issued to Mr. Diamantis warrants to purchase 250,000 shares of the Company’s common stock. The 2017 Diamantis Note was repaid on March 21, 2017 with the proceeds received from the issuance of the Convertible Debentures (see Note 5). In May and June of 2017, the Company received advances from Mr. Diamantis, net of repayments totaling $0.2 million, at a 10% per annum interest rate.

Alcimede billed the Company $0.2 million and $0.3 million for consulting fees pursuant to a consulting agreement for each of the six months ended June 30, 2017 and 2016, respectively.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Monarch Capital, LLC (“Monarch”) billed the Company for consulting fees pursuant to a consulting agreement in the amount of $0.1 million for the six months ended June 30, 2017 and 2016, respectively. Michael Goldberg, a director of the Company up until his resignation effective April 24, 2017, is the Managing Director of Monarch.

Note 7 – Capital Lease Obligations

The Company leases various assets under capital leases expiring through 2020 as follows. At June 30, 2017 (unaudited) and December 31, 2016, capital lease obligations consisted of the following:

	June 30, 2017	December 31, 2016

Medical equipment	$4,497,025	$4,497,025
Less accumulated depreciation	(3,069,139)	(2,809,511)

Net	$1,427,886	$1,687,514

Aggregate future minimum rentals under capital leases are as follows:

Year ended December 31,
2017 (July through December)	$712,011
2018	1,427,375
2019	377,919
2020	32,611
Total	2,549,916

Less interest	120,908
Present value of minimum lease payments	2,429,008

Less current portion of capital lease obligations	1,365,547
Capital lease obligations, net of current portion	$1,063,461

Note 8 – Stockholders’ Equity

Preferred Stock

During the six months ended June 30, 2017, 7,785 shares of Series H Preferred Stock were converted into 5,556,697 shares of common stock in accordance with the terms of the Series H Preferred Stock. Also during the six months ended June 30, 2017, 2,174 shares of Series H Preferred Stock were exchanged for Exchange Debentures with an aggregate principal amount of $2.2 million and warrants (see Note 5).

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

On March 15, 2017, the Company agreed to issue 29,518 shares of common stock to a holder of a like number of warrants to purchase the Company’s common stock in exchange for the warrants valued at $57,855.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the six months ended June 30, 2017, Exchange Debentures with a principal amount of $2.7 million were converted into 4,611,092 shares of common stock (see Note 5).

Stock Options

The Company currently maintains and sponsors the Tegal Corporation 2007 Incentive Award Plan (the “2007 Equity Plan”). Tegal Corporation is the predecessor entity to the Company. The 2007 Equity Plan, as amended, provides for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. During the six months ended June 30, 2017 and 2016, the Company recognized stock-based compensation in the amount of $69,230 and $0.4 million, respectively, for the vesting of outstanding stock options. The following table summarizes the Company’s stock option activity for the six months ended June 30, 2017:

	Number of options	Weighted-average exercise price	Weighted-average contractual term
Outstanding at December 31, 2016	709,025	$129.43	8.93
Granted	-	-
Expired	-	-
Forfeit	(127,858)	-
Exercised	-	-
Outstanding at June 30, 2017	581,167	$137.37	8.43
Exercisable at June 30, 2017	477,167	$147.56

As of June 30, 2017, the Company had approximately $0.3 million of unrecognized compensation cost related to stock options granted under the Company’s 2007 Equity Plan, which is expected to be recognized over a weighted-average period of 1.12 years.

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock. The following summarizes the information related to warrants issued and the activity during the six months ended June 30, 2017:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2016	1,407,647	$11.70
Warrants issued during the period	30,784,193	$0.39
Warrants exchanged for other securities	(96,185)	$12.46
Warrants exercised during the period	-	$-
Warrants expired during the period	-	$-
Balance at June 30, 2017	32,095,655	$0.85

Basic and Diluted Loss per Share

Basic loss per share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For the six months ended June 30, 2017 and 2016, basic loss per share is the same as diluted loss per share.

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2017 and 2016, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	As of June 30,
	2017	2016
Warrants	32,095,655	227,819
Convertible preferred stock	153,845	398,268
Convertible debt	11,748,613	230,521
Stock options	581,167	574,789
	44,579,280	1,431,397

Note 9 – Supplemental Disclosure of Cash Flow Information

The supplemental cash flow information for the six months ended June 30, 2017 and 2016 (unaudited) is as follows:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest	$976,984	$858,741
Cash paid for income taxes	$401,313	$-

Non-cash investing and financing activities:
Exchange of preferred stock for convertible debentures and warrants	$4,490,760	$-
Exchange of convertible debentures for convertible debentures and warrants	$2,464,500
Notes payable settled through issuance of common stock	$440,000	$-
Exchange of Series H Preferred Stock for debentures	$2,174,000
Debentures converted into common stock	$2,651,236	$-
Deemed dividend for trigger of down round provision feature	$11,093,012
Conversions of preferred stock into common stock	$7,785,000	$-

Note 10 – Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings related to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. The Company operates in a highly regulated industry which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company’s financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims below.

The Company’s Epinex Diagnostics Laboratories, Inc. subsidiary had been sued in a California state court by two former employees who alleged that they were wrongfully terminated, as well as for a variety of unpaid wage claims. The parties entered into a settlement agreement of this matter on July 29, 2016 for approximately $0.2 million, and the settlement was consummated on August 25, 2016. In October of 2016, the plaintiffs in this matter filed a motion with the court seeking payment for attorneys’ fees in the approximate amount of $0.7 million. On March 24, 2017, the court granted plaintiffs’ motion for payment of attorneys’ fees in the amount of $0.3 million, and the Company has accrued this amount in its consolidated financial statements. Additionally, the Company is seeking indemnification for these amounts from Epinex Diagnostics, Inc. (“EDI”), the seller of Epinex Diagnostic Laboratories, Inc. (“EDL”), pursuant to a Stock Purchase Agreement entered into by and among the parties. This matter is pre-litigation, but to the extent a favorable outcome cannot be negotiated, the Company will consider pursuing indemnity claims against EDI in court.

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

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. On January 25, 2017, the Company paid the DOR $250,000 as partial payment on this liability, and in February 2017 the Company entered into a Stipulation Agreement with the DOR which will allow the Company to make monthly installment payments of $35,000 until February 2018 and negotiate a new payment agreement then, if the balance of $0.3 million cannot be satisfied in a lump sum. If at any time during the Stipulation period the Company fails to timely file any required tax returns with the DOR or does not meet the payment obligations under the Stipulation Agreement, the entire amount due will be accelerated.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra (see Note 7). On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. In January and February of 2017, the Company made payments to Tetra in connection with this judgment aggregating to $0.7 million, and on February 15, 2017 the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due will be paid in 24 equal monthly installments. Payments commenced on May 1, 2017 and have been made in a timely manner.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 7). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due will be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. Payments have been made in a timely manner.

On December 7, 2016, the holders of the Tegal Notes (see Note 4) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of $0.4 million, including accrued interest. A request for entry of default judgment was filed on January 24, 2017. A Case Management Conference is scheduled for September 5, 2017. The Company has attempted to work out a payment arrangement with the plaintiffs but to date has not been able to consummate such an arrangement.

Potential De-Listing of the Company’s Stock

On April 18, 2017, the Company was notified by Nasdaq that the stockholders’ equity balance reported on its Form 10-K for the year ended December 31, 2016 fell below the $2.5 million minimum requirement for continued listing under the Nasdaq Capital Market’s Listing Rule 5550(b)(1) (the “Rule”). As of December 31, 2016, the Company’s stockholders’ deficit balance was $14.9 million. In accordance with the Rule, the Company submitted a plan to Nasdaq outlining how it intends to regain compliance. If the plan is accepted, the Company can be granted up to 180 calendar days from April 18, 2017 to evidence compliance. There can be no guarantee that the Company will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(b)(1) or that its plan will be accepted by Nasdaq.

On June 12, 2017, the Company was notified by Nasdaq that the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Rule 5550(a)(2) (the “Price Rule”). In accordance with Nasdaq Rule 5810(c)(3)(A), the Company has 180 calendar days, or until December 11, 2017, to regain compliance. If at any time before December 11, 2017, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will regain compliance with the Price Rule. If the Company does not regain compliance by December 11, 2017, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the bid price requirement). The Company is required to hold a meeting of stockholders at the earliest practicable date to obtain stockholder approval of at least a 1-for-8 reverse split of the Company’s common stock.

Note 11 – Segment Information

Operating segments are defined under U.S. GAAP as components of an enterprise for which discrete financial information is available and are evaluated regularly by the enterprise’s chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in four reportable business segments:

●	Clinical Laboratory Operations, which specializes in providing urine and blood toxicology and pain medication testing to physicians, clinics and rehabilitation facilities in the United States

●	Supportive Software Solutions, including EHR and medical billing and laboratory information management systems
●	Hospital Operations, which reflects the purchase of the Hospital Assets (see Note 3) and the operations of Scott County Community Hospital, which has since been renamed as Big South Fork Medical Center.

●	Corporate, reflects consolidated company wide support services such as finance, legal counsel, human resources, and payroll.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s Decision Support and Informatics segment is now included in discontinued operations as it has been classified as held for sale as of June 30, 2017. The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and in Note 1 for the adoption to ASU 2017-11. Selected financial information for the Company’s operating segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues - External
Clinical Laboratory Operations	$645,386	$2,240,170	$1,407,976	$3,471,072
Supportive Software Solutions	253,344	325,102	490,289	555,128
	$898,730	$2,565,272	$1,898,265	$4,026,200
Net revenues - Intersegment (***)
Supportive Software Solutions	206,167	237,993	284,493	534,341
	$206,167	$237,993	$284,493	$534,341
(Loss) income from operations
Clinical Laboratory Operations	$(1,477,754)	$(886,541)	$(2,770,028)	$(3,226,339)
Supportive Software Solutions	(342,348)	(1,234,194)	(1,060,894)	(2,547,507)
Hospital Operations	(553,352)	-	(1,020,668)	-
Corporate	(1,884,287)	(2,166,251)	(3,688,800)	(4,118,688)
Eliminations	330	33,664	8,181	67,324
	$(4,257,411)	$(4,253,322)	$(8,532,209)	$(9,825,210)
Depreciation and amortization
Clinical Laboratory Operations	$419,905	$548,870	$854,373	$1,096,419
Supportive Software Solutions	45,421	162,059	202,984	326,487
Hospital Operations	6,609	-	6,609	-
Corporate	349	875	660	1,749
Eliminations	(330)	(33,663)	(8,181)	(67,324)
	$471,954	$678,141	$1,056,445	$1,357,331
Capital expenditures
Clinical Laboratory Operations	$-	$14,473	$-	$6,000
Supportive Software Solutions	-	7,881	-	9,998
Hospital Operations	214,147	-	1,305,069	-
	$214,147	$22,354	$1,305,069	$15,998

*** Intersegment revenues are eliminated in consolidation.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	June 30, 2017	December 31, 2016
Total assets
Clinical Laboratory Operations	$2,195,239	$3,986,126
Supportive Software Solutions	1,863,113	2,602,428
Decision Support and Informatics	-	60,000
Hospital Operations	1,360,800	-
Corporate	2,897,573	2,130,191
Assets of AMSG classified as held for sale	67,579	414,662
Eliminations	(2,696,985)	(2,711,014)
	$5,687,319	$6,482,393

Note 12 – Recently Issued Accounting Standards

The following table provides a brief description of recently issued accounting standards:

Title and reference	Prescribed Effective Date	Commentary

Accounting Standard Update (“ASU”) No. 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory.	Fiscal years beginning after December 15, 2016 and for interim periods therein.

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

ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40): Disclosure of Uncertainty about an Entity’s Ability to Continue as a Going Concern.	Fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40): Disclosure of Uncertainty about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance that establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. Adoption of this new standard did not have a significant impact on the Company’s consolidated financial statements. See Note 1 regarding management’s current disclosures regarding the Company’s ability to continue as a going concern.

ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”	Fiscal years beginning on or after December 15, 2016, with early adoption permitted.

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

Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”	Annual and interim periods within the annual period beginning after December 15, 2018.

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

ASU No. 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815)” (“ASU 2017-11”)	Fiscal years beginning on or after December 15, 2018, with early adoption permitted.	The Company adopted this amendment as of its period ended June 30, 2017 (see Note 1)

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 13: Discontinued Operations

On July 12, 2017, the Company announced plans to spin off its Advanced Molecular Services Group (“AMSG”) as an independent publicly traded company by way of a tax-free distribution to Rennova stockholders. Completion of the spinoff is expected to occur at the end of September 2017 and is subject to numerous conditions, including effectiveness of a Registration Statement on Form 10 to be filed with the Securities and Exchange Commission, and consents, including under various funding agreements previously entered into by Rennova. A record date to determine those stockholders entitled to receive shares in the spin off should be approximately 30 to 60 days prior to the date of the spinoff. The strategic goal of the spinoff is to create two public companies, each of which can focus on its own strengths and operational plans. In addition, after the spinoff, each company will provide a distinct and targeted investment opportunity.

In accordance with ASC 205-20 and having met the criteria for “held for sale”, as the Company reached this decision prior to June 30, 2017, the Company has reflected amounts relating to AMSG as a disposal group classified as held for sale and included as part of discontinued operations. AMSG had been included in the Decision Support and Informatics segment, except for Alethea which had been included in the Clinical Laboratory Operations segment. Segment disclosures in Note 11 no longer include amounts relating to AMSG following the reclassification to discontinued operations.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the consolidated balance sheets consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)
Cash	$1,967	$2,962
Accounts receivable, net	19,125	267,681
Prepaid expenses and other current assets	22,737	67,257
Current assets classified as held for sale	$43,829	$337,900

Property and equipment, net	$-	$53,012
Deposits	23,750	23,750
Non-current assets classified as held for sale	$23,750	$76,762

Accounts payable (includes related parties)	$351,541	$422,864
Accrued expenses	1,121,913	1,253,117
Income taxes payable	151,806	151,806
Current liabilities classified as held for sale	$1,625,260	$1,827,787

Non-current liabilities classified as held for sale (derivative liabilities)	$-	$26,598

 s

Major line items constituting loss from discontinued operations in the consolidated statements of operations for the six months ended June 30, 2017 and 2016 consisted of the following:

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)
Revenue from services	$223,104	$906,325
Cost of services	769	131,400
Gross Profit	222,335	774,925
Operating expenses	905,655	2,804,094
Allocated interest expense	-	11,706
Loss from discontinued operations	$(683,320)	$(2,040,875)

Note 14 – Subsequent Events

Subsequent to June 30, 2017, the Company has announced that we plan to spin off the Advanced Molecular Services Group (“AMSG”) as an independent publicly traded company by way of a tax-free distribution to our shareholders. Completion of the spinoff is expected to occur at the end of September 2017, and is subject to numerous conditions, including effectiveness of a Registration Statement on Form 10 to be filed with the Securities and Exchange Commission. The intent of the spinoff is to create two public companies, each of which can focus on its own strengths and operational plans. See Note 13 for further details.

The Company also announced that the Big South Fork Medical Center received CMS regional office licensure approval and opened the Big South Fork Medical Center on August 8, 2017. The Company expects that the hospital will provide additional revenue and cash flow sources.

On July 17, 2017, the Company closed an offering of $4,136,862 aggregate principal amount of Original Issue Discount Debentures due October 17, 2017 and warrants to purchase an aggregate of 2,120,000 shares of common stock for consideration of $2,000,000 in cash and the exchange of the $1,902,700 aggregate principal amount of Original Issue Discount Debentures due September 22, 2017 issued by the Company on June 22, 2017. Pursuant to the offering, the purchasers shall have the right, for one year, to participate in any issuance by the Company of common stock or common stock equivalents for cash consideration, indebtedness or a combination of units thereof, with certain exceptions. Also, the Company is required to hold a stockholders’ meeting to obtain stockholder approval for at least a 1-for-8 reverse split of the Company’s common stock. If such approval is not obtained on or before September 20, 2017, it shall be an event of default under the debentures. Promptly following receipt of such approval, the Company shall cause such reverse split to occur.

Subsequent to June 30, 2017, the Company has issued 2,392,887 shares of common stock in conversion of $933,226 principal amount of debentures at $0.39 per share. In addition, the Company issued 125,000 shares of stock valued at $48,750 to a former employee under the 2007 equity plan (see Note 8).

RENNOVA HEALTH, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving its continued business operations. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “potential,” “estimate,” “expect,” “intend,” “plan,” or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-Q are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. Our actual results could differ materially from the forward-looking statements.

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

COMPANY OVERVIEW

We are a healthcare enterprise that delivers products and services to healthcare providers, their patients and individuals. We currently operate in three synergistic divisions: 1) Clinical diagnostics through our clinical laboratories; 2) supportive software solutions to healthcare providers including Electronic Health Records (“EHR”), Laboratory Information Systems and Medical Billing services; and 3) the recent addition of a rural critical access hospital in Tennessee. We aspire to create a more sustainable relationship with our customers by offering needed and interoperable solutions to capture multiple revenue streams from medical providers.

Our Services

Our principal line of business to date is laboratory blood and urine testing services performed by our Clinical Laboratory Operations business segment, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Testing services to rehabilitation facilities represented approximately 74% and 86% of our revenues for the six months ended June 30, 2017 and 2016, respectively.

Our Supportive Software Solutions segment provides a customizable EHR and revenue cycle management services providing a full suite of billing services to substance abuse and behavioral health providers, as well as a dictation-based ambulatory EHR for physician practices and advanced transcription services.

RENNOVA HEALTH, INC.

On January 13, 2017, we closed on an asset purchase agreement to acquire certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Hospital Assets”). The Hospital Assets include a 52,000 square foot hospital building and 6,300 square foot professional building on approximately 4.3 acres. Scott County Community Hospital is classified as a Critical Access Hospital (rural) with 25 beds, a 24/7 emergency department, operating rooms and a laboratory that provides a range of diagnostic services. Scott County Community Hospital closed in July 2016 in connection with the bankruptcy filing of its parent company, Pioneer Health Services, Inc. We acquired the Hospital Assets out of bankruptcy for a purchase price of $1.0 million. The hospital, which has been renamed Big South Fork Medical Center, became operational on August 8, 2017. We believe that the hospital will provide us with a stable revenue base, as well as the potential for significant synergistic opportunities with our Clinical Laboratory Operations business segment.

Our Decision Support and Informatics business segment develops and markets medical information and clinical decision support products and services intended to set a standard for the clinical interpretation of genomics-based, precision medicine. CollabRx offers interpretation and decision support solutions that enhance cancer diagnoses and treatment through actionable data analytics and reporting for oncologists and their patients. This segment is now considered part of our discontinued operations.

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

We review our calculations for the realizability of gross service revenues on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payer groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payer groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed. This calculation is routinely analyzed by us on the basis of actual allowances issued by payers and the actual payments made to determine what adjustments, if any, are needed. Based on the calculations at June 30, 2017 and 2016, we determined that the collectible portion of our gross billings that should be reflected in net revenues was approximately 13% and 15%, respectively, of the outgoing gross billings.

RENNOVA HEALTH, INC.

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

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. We did not record any impairment charges during the six months ended June 30, 2017 and 2016.

Derivative Financial Instruments and Fair Value

We account for warrants issued in conjunction with the issuance of common stock and certain convertible debt instruments in accordance with the guidance contained in ASC Topic 815, Derivatives and Hedging (“ASC 815”) and ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). For warrant instruments and conversion options embedded in promissory notes that are not deemed to be indexed to the Company’s own stock, we classified such instruments as liabilities at their fair values at the time of issuance and adjusted the instruments to fair value at each reporting period. These liabilities were subject to re-measurement at each balance sheet date until extinguished either through conversion or exercise, and any change in fair value was recognized in our statement of operations. The fair values of these derivative and other financial instruments had been estimated using a Black-Scholes model and other valuation techniques.

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815).” The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

Under current GAAP, an equity-linked financial instrument with a down round feature that otherwise is not required to be classified as a liability under the guidance in Topic 480 is evaluated under the guidance in Topic 815, Derivatives and Hedging, to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting. Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative), the existence of a down round feature results in an instrument not being considered indexed to an entity’s own stock. This results in a reporting entity being required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date.

The amendments in this Update revise the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated.

For entities that present EPS in accordance with Topic 260, and when the down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the basic EPS calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. Convertible instruments are unaffected by the Topic 260 amendments in this Update.

RENNOVA HEALTH, INC.

The amendments in Part 1 of this Update are a cost savings relative to current GAAP. This is because, assuming the required criteria for equity classification in Subtopic 815-40 are met, an entity that issued such an instrument no longer measures the instrument at fair value at each reporting period (in the case of warrants) or separately accounts for a bifurcated derivative (in the case of convertible instruments) on the basis of the existence of a down round feature. For convertible instruments with embedded conversion options that have down round features, applying specialized guidance such as the model for contingent beneficial conversion features rather than bifurcating an embedded derivative also reduces cost and complexity. Under that specialized guidance, the issuer recognizes the intrinsic value of the feature only when the feature becomes beneficial instead of bifurcating the conversion option and measuring it at fair value each reporting period.

The amendments in Part II of this Update replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. This has the benefit of improving the readability of the Codification and reducing the complexity associated with navigating the guidance in Topic 480.

We have early adopted this amendment as it has a material impact on our condensed consolidated financial statements.

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the options, warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity (deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

RENNOVA HEALTH, INC.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

The following table summarizes the results of our consolidated continuing operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017		2016
	$	%	$	%
Net revenues	$898,730	100.0%	$2,565,272	100.0%
Operating expenses:
Direct costs of revenue	248,750	27.7%	355,569	13.9%
General and administrative expenses	3,660,458	407.3%	5,351,555	208.6%
Sales and marketing expenses	197,727	22.0%	433,329	16.9%
Bad debt expense	577,252	64.2%	-	0.0%
Depreciation and amortization	471,954	52.5%	678,141	26.4%
Loss from operations	(4,257,411)	-473.7%	(4,253,322)	-165.8%
Interest expense	(6,135,982)	-682.7%	(2,042,002)	-79.6%
Other income, net	50,757	5.6%	(17,650)	-0.7%
Change in fair value of derivative instruments	-	0.0%	(1,293,072)	-50.4%
Net loss	$(10,342,636)	-1150.8%	$(5,019,902)	-195.7%

Net Revenues

Consolidated net revenues were $0.9 million for the three months ended June 30, 2017, as compared to $2.6 million for the three months ended June 30, 2016, a decrease of $1.7 million, or 65%. The decrease is mainly the result of an 78% decline in insured test volumes in our Clinical Laboratory Operations business segment. Net Revenues in our Supportive Software Solutions decreased by $0.1 million or 22% for the three months ended June 30, 2017 compared to the same period a year ago.

Direct Cost of Revenue

Direct costs of revenue decreased by 30%, from $0.4 million in the three months ended June 30, 2016 to $0.3 million in the three months ended June 30, 2017. The decrease is a result of reduced expenses for reagents and supplies at our laboratories, resulting in a 16% decrease in direct costs per sample.

General and Administrative Expenses

General and administrative expenses decreased by $1.7 million, or 32%, in the second quarter of 2017 as compared to the same period a year ago. The decrease is mainly the result of a $1.5 million reduction in employee compensation and related costs, as we significantly reduced our headcount throughout the latter half of 2016 and 2017 in response to the decline in revenues, and a $0.2 million reduction in maintenance costs for our laboratory equipment.

Sales and Marketing Expenses

The decline in sales and marketing expenses of $0.2 million, or 54%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to a reduction in sales employee and contractor compensation expenses in the amount of $0.2 million, as well as reduced travel, advertising and commissionable collections related to the decline in net revenues.

Bad Debt Expense

During the three months ended June 30, 2017, we identified certain accounts receivable related to our Clinical Laboratory Operations business segment deemed uncollectible. As a result, we recorded a $0.6 million of uncollectible receivables, which is reflected in bad debt expense in the accompanying consolidated statements of operations.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $0.5 million for the three months ended June 30, 2017 as compared to $0.7 million for the same period a year ago, as some of our property and equipment became fully depreciated during 2016 and our capital expenditures have been minimal due to the reduced sample volume at our laboratories.

Loss from Operations

Our operating loss is essentially unchanged in the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

RENNOVA HEALTH, INC.

Interest Expense

Interest expense for the three months ended June 30, 2017 was $6.1 million, as compared to $2.0 million for the three months ended June 30, 2016. Interest expense in the three months ended June 30, 2017 includes a $2.8 million non-cash interest charge related to the issuance of convertible debentures and warrants during the period, and $0.9 million for the amortization of debt discount and deferred financing costs.

Net Loss

Our net loss from continuing operations for the three months ended June 30, 2017 was $10.3 million, as compared to $5 million for the same period of a year ago, an increase of $5.3 million. The change is primarily due to the increase of $2.8 million in non-cash interest charge, $1.7 million decrease in general and administrative expenses, and a decrease of net revenues of $1.7 million in 2017.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Three Months Ended June 30,
Clinical Laboratory Operations	2017	2016	Change	%

Net revenues	$645,386	$2,240,170	$(1,594,784)	-71.2%
Operating expenses:
Direct costs of revenue	183,598	290,798	(107,200)	-36.9%
Bad debt expense	570,821	-	570,821	-
General and administrative expenses	756,416	1,851,704	(1,095,288)	-59.2%
Sales and marketing expenses	192,400	435,230	(242,830)	-55.8%
Depreciation and amortization	419,905	548,979	(129,074)	-23.5%

Loss from operations	$(1,477,754)	$(886,541)	$(591,213)	66.7%

Key Operating Measures - Revenues:
Insured tests performed	14,459	67,072	(52,613)	-78.4%
Net revenue per insured test	$44.64	$33.40	$11.24	33.6%
Revenue recognition percent of gross billings	13.0%	15.0%	-2.0%

Key Operating Measures - Direct Costs:
Total samples processed	5,545	7,386	(1,841)	-24.9%
Direct costs per sample	$33.11	$39.37	$(6.26)	-15.9%

The following table presents key financial metrics for our Supportive Software Solutions segment:

	Three Months Ended June 30,
Supportive Software Solutions	2017	2016	Change	%

Net revenues	$253,344	$325,102	$(71,758)	-22.1%
Operating expenses:
Direct costs of revenue	28,677	64,771	(36,094)	-55.7%
General and administrative expenses	515,163	1,332,466	(817,303)	-61.3%
Bad debt expense	6,431	-	6,431	-
Depreciation and amortization	45,421	162,059	(116,638)	-72.0%

Loss from operations	$(342,348)	$(1,234,194)	$891,846	-72.3%

Our Hospital Operations segment, formed in January of 2017, had general and administrative expenses of $0.6 million for the three months ended June 30, 2017. These expenses consisted primarily of employee compensation costs, legal expenses and startup expenses.

RENNOVA HEALTH, INC.

The following table presents key financial metrics for our Corporate group:

	Three Months Ended June 30,
Corporate	2017	2016	Change	%

Operating expenses:
General and administrative expenses	$1,854,795	$2,165,377	$(310,582)	-14.3%
Direct costs of revenue	26,805	-	26,805	-
Sales and marketing expenses	2,338	-	2,338	-
Depreciation and amortization	19	874	(855)	-97.8%

Loss from operations	$(1,883,957)	$(2,166,251)	$282,294	-13.0%

Six months ended June 30, 2017 compared to six months ended June 30, 2016

The following table summarizes the results of our consolidated continuing operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
	$	%	$	%
Net revenues	$1,898,265	100.0%	$4,026,200	100.0%
Operating expenses:
Direct costs of revenue	540,285	28.5%	822,903	20.4%
General and administrative expenses	7,808,871	411.4%	10,644,545	264.4%
Sales and marketing expenses	450,532	23.7%	1,025,346	25.5%
Bad debt expense	574,341	30.3%	1,285	0.0%
Depreciation and amortization	1,056,445	55.7%	1,357,331	33.7%
Loss from operations	(8,532,209)	-449.5%	(9,825,210)	-244.0%
Interest expense	(11,178,844)	-588.9%	(3,049,037)	-75.7%
Other income, net	50,757	2.7%	82,360	2.0%
Change in fair value of derivative instruments	(11,093,012)	-584.4%	4,726,660	117.4%
Gain on extinguishment of debt	11,093,012	584.4%	-	0.0%
Income tax expense	3,250	0.2%	-	0.0%
Net loss	$(19,663,546)	-1035.9%	$(8,065,227)	-200.3%

Net Revenues

Consolidated net revenues were $1.9 million for the six months ended June 30, 2017, as compared to $4 million for the six months ended June 30, 2016, a decrease of $2.1 million, or 53%. The decrease is mainly the result of a 71% decline in insured test volumes in our Clinical Laboratory Operations business segment. Net Revenues in our Supportive Software Solutions decreased by $0.1 million or 12% for the six months ended June 30, 2017 as compared to the same period of a year ago.

Direct Cost of Revenue

Direct costs of revenue decreased by 34%, from $0.8 million in the six months ended June 30, 2016 to $0.5 million in the six months ended June 30, 2017. The decrease is a result of reduced expenses for reagents and supplies at our laboratories, resulting in a 38% decrease in direct costs per sample.

General and Administrative Expenses

General and administrative expenses decreased by $2.8 million, or 27%, for the six months ended June 30, 2017, compared to the same period a year ago. The decrease is mainly the result of a $2.6 million reduction in employee compensation and related costs, as we significantly reduced our headcount throughout the latter half of 2016 and 2017 in response to the decline in revenues, and a $0.2 million reduction in maintenance costs for our laboratory equipment.

Sales and Marketing Expenses

The decline in sales and marketing expenses of $0.6 million, or 56%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to a reduction in sales employee and contractor compensation expenses in the amount of $0.6 million, as well as reduced travel, advertising and commissionable collections related to the decline in net revenues.

Bad Debt Expense

During the six months ended June 30, 2017, we identified certain accounts receivable related to our Clinical Laboratory Operations business segment deemed uncollectible. As a result, we recorded a $0.6 million of uncollectible receivables, which is reflected in bad debt expense in the accompanying consolidated statements of operations.

RENNOVA HEALTH, INC.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $1.1 million for the six months ended June 30, 2017 as compared to $1.4 million for the same period a year ago, as some of our property and equipment became fully depreciated during 2016 and our capital expenditures have been minimal due to the reduced sample volume at our laboratories.

Loss from Operations

Our operating loss decreased by $1.3 million, to $8.5 million for the six months ended June 30, 2017, as compared to $9.8 million for the six months ended June 30, 2016. The decrease is due to the $3.4 million decrease in total operating expenses for the quarter partially offset by the $2.1 million decrease in net revenues.

Interest Expense

Interest expense for the six months ended June 30, 2017 was $11.2 million, as compared to $3 million for the six months ended June 30, 2016. Interest expense in the six months ended June 30, 2017 includes a $7.4 million non-cash interest charge related to the issuance of convertible debentures and warrants during the period, and $2.5 million for the amortization of debt discount and deferred financing costs.

Net Loss

Our net loss from continuing operations for the six months ended June 30, 2017 was $19.7 million, as compared to $8.1 million for the same period a year ago, an increase of $11.6 million. The change is primarily due to the increase of $9.9 million non-cash interest and amortization of debt discount charge, $2.8 million decrease in general and administrative expenses, and a decrease of net revenues of $2.1 million in 2017.

RENNOVA HEALTH, INC.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Six Months Ended June 30,
Clinical Laboratory Operations	2017	2016	Change	%

Net revenues	$1,407,976	$3,471,072	$(2,063,096)	-59.4%
Operating expenses:
Direct costs of revenue	414,056	674,159	(260,103)	-38.6%
Bad debt expense	570,821	-	570,821	-
General and administrative expenses	1,897,105	3,901,487	(2,004,382)	-51.4%
Sales and marketing expenses	441,649	1,025,346	(583,697)	-56.9%
Depreciation and amortization	854,373	1,096,419	(242,046)	-22.1%

(Loss) income from operations	$(2,770,028)	$(3,226,339)	$456,311	-14.1%

Key Operating Measures - Revenues:
Insured tests performed	37,171	126,206	(89,035)	-70.5%
Net revenue per insured test	$37.88	$27.50	$10.38	37.7%
Revenue recognition percent of gross billings	13.0%	15.0%	-2.0%

Key Operating Measures - Direct Costs:
Total samples processed	12,230	12,355	(125)	-1.0%
Direct costs per sample	$33.86	$54.57	$(20.71)	-38.0%

The following table presents key financial metrics for our Supportive Software Solutions segment:

	Six Months Ended June 30,
Supportive Software Solutions	2017	2016	Change	%

Net revenues	$490,289	$555,128	$(64,839)	-11.7%
Operating expenses:
Direct costs of revenue	75,381	148,744	(73,363)	-49.3%
General and administrative expenses	1,269,298	2,627,404	(1,358,106)	-51.7%
Bad debt expense	3,520	-	3,520	-
Depreciation and amortization	202,984	326,487	(123,503)	-37.8%

Loss from operations	$(1,060,894)	$(2,547,507)	$1,486,613	-58.4%

Our Hospital Operations segment, formed in January of 2017, had general and administrative expenses of $1.0 million for the six months ended June 30, 2017. These expenses consisted primarily of employee compensation costs, legal expenses and startup expenses.

The following table presents key financial metrics for our Corporate group:

	Six Months Ended June 30,
Corporate	2017	2016	Change	%

Operating expenses:
General and administrative expenses	$3,642,013	$4,116,939	$(474,926)	-11.5%
Direct costs of revenue	41,177	-	41,177	-
Sales and marketing expenses	4,953	-	4,953	-
Depreciation and amortization	(7,520)	1,749	(9,269)	-530.0%

Loss from operations	$(3,680,623)	$(4,118,688)	$438,065	-10.6%

RENNOVA HEALTH, INC.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2016 and through June 30, 2017, we have financed our operations primarily from the sale of our equity securities, short-term advances from related parties, through the issuance of debentures and the proceeds we received from pledging certain of our accounts receivable as discussed below. Future cash needs for working capital, capital expenditures and potential acquisitions will require management to seek additional equity or obtain additional credit facilities. The sale of additional equity will result in additional dilution to the Company’s stockholders. A portion of the Company’s cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

At June 30, 2017, we had cash on hand of approximately $30,000, a working capital deficit of $17 million and a stockholders’ deficit of $17.5 million. In addition, we incurred a loss from continuing operations of $8.5 million for the six months ended June 30, 2017. As of the date of this report, our cash position is critically deficient and payments critical to our ability to operate are not being made in the ordinary course. Our fixed operating expenses, including payroll, rent, capital lease payments and other fixed expenses, including the costs required to reopen Big South Fork Medical Center, are approximately $1.5-$2.0 million per month. Our failure to raise additional capital in the coming weeks will have a material adverse effect on our ability to operate our business. In addition, we will be required to raise additional capital in order to fund our operations for the next twelve months. There can be no assurances that we will be able to raise the necessary capital on terms that are acceptable to us, or at all. If we are unable to secure the necessary funding as and when required, it will have a material adverse effect on our business and we may be required to downsize, further reduce our workforce, sell some of our assets or possibly curtail or even cease operations, raising substantial doubt about our ability to continue as a going concern.

In 2017, we received short term advances from Christopher Diamantis, a member of our Board of Directors, in the amount of $3.3 million. On March 7, 2017 we issued a promissory note to Mr. Diamantis in the amount of $3.8 million (the “2017 Diamantis Note”) in connection with the advances we received in 2017, plus accrued and unpaid interest reflecting the advances we received in both fiscal 2016 and 2017, in the amount of $0.5 million. The net advances of $0.2 million received in the three months ended June 30, 2017 are not covered under this note.

On February 2, 2017, we issued $1.59 million of convertible debentures (the “February Debentures”) and warrants and received net proceeds of $1.5 million.

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

The Debentures are convertible into shares of the Company’s common stock at an initial conversion price equal of $1.66 per share, subject to adjustment, which is of June 30, 2017 is at $0.39 per share, as more fully described in the Debentures. The Debentures will begin to amortize monthly commencing on the 90th day following the closing date, except for the Exchange Debentures related to the Series H Preferred Stock, which began to amortize monthly on the closing date. On each monthly amortization date, the Company may elect to repay 5% of the original principal amount of Debentures in cash or, in lieu thereof, the conversion price of such Debentures will thereafter be 85% of the volume weighted average price at the time of conversion. In the event the Company does not elect to pay such amortization amounts in cash, each investor, in their sole discretion, may increase the conversion amount subject to the alternative conversion price by up to four times the amortization amount. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the Debentures. The Debentures are secured by all of our assets and are guaranteed by substantially all of our subsidiaries.

On June 2, 2017 and June 22, 2017, the Company issued $1.9 million aggregate principal amount of Original Issue Discount Debentures due three months from the date of issuance in these two issuances (collectively, the “June Debentures”) and warrants to purchase an aggregate of 1,500,000 shares of common stock (500,000 warrants in the June 2, 2017 transaction and 1,000,000 in the June 22, 2017 transaction), which can be exercised at any time after six months at an exercise price of $0.39 per share for the June 2, 2017 warrants and $0.38 per share for the June 22, 2017 warrants (collectively the “Warrants”), to accredited investors for a purchase price of $1.8 million. The Company recorded a discount on the debentures of $107,700 which is to be amortized over the term of the June 22, 2017 debenture.

RENNOVA HEALTH, INC.

On July 12, 2017 we announced that we plan to spin off the Advanced Molecular Services Group (“AMSG”) as an independent publicly traded company by way of a tax-free distribution to our shareholders. Completion of the spinoff is expected to occur at the end of September 2017, and is subject to numerous conditions, including effectiveness of a Registration Statement on Form 10 to be filed with the Securities and Exchange Commission. The intent of the spinoff is to create two public companies, each of which can focus on its own strengths and operational plans. We also announced on July 24, 2017 that the Big South Fork Medical Center received CMS regional office licensure approval and that the hospital opened on August 8, 2017. The Company expects that the hospital will provide us additional revenue and cash flow sources.

On July 17, 2017, the Company closed an offering of $4,136,862 aggregate principal amount of Original Issue Discount Debentures due October 17, 2017 and warrants to purchase an aggregate of 2,120,000 shares of common stock for consideration of $2,000,000 in cash and the exchange of the $1,902,700 aggregate principal amount of Original Issue Discount Debentures due September 22, 2017 issued by the Company on June 22, 2017. Pursuant to the offering, the purchasers shall have the right, for one year, to participate in any issuance by the Company of common stock or common stock equivalents for cash consideration, indebtedness or a combination of units thereof, with certain exceptions. Also, the Company is required to hold a stockholders’ meeting to obtain stockholder approval for at least a 1-for-8 reverse split of the Company’s common stock. If such approval is not obtained on or before September 20, 2017, it shall be an event of default under the debentures. Promptly following receipt of such approval, the Company shall cause such reverse split to occur.

On March 31, 2016, we entered into an agreement to pledge certain of our accounts receivable as collateral against a prepaid forward purchase contract. The receivables had an estimated collectable value of $8.7 million which had been adjusted down to approximately $4.3 million and nil on our balance sheet as of March 31, 2016 and December 31, 2016, respectively. The consideration received was $5.0 million. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $0.5 million, (ii) all payments recovered from the accounts receivable up to $5.25 million, if paid in full within six months, or $5.5 million, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty has not been paid $6.0 million, the Company was required to pay the difference, plus 30% interest per annum on the total balance. As of June 30, 2017 and the date of this report, we had not collected any amounts due on these receivables, and $6.5 million is currently due to the counterparty. We currently do not have the financial resources to satisfy this obligation. Mr. Diamantis has guaranteed the Company’s payment obligation under this agreement.

On November 3, 2016, we received a Notice of Default from TCA Global Credit Master Fund, LP (“TCA”), the holder of a secured convertible debenture with an outstanding principal amount of $3.0 million (the “TCA Debenture”), related to our failure to pay the monthly principal and interest payments required under the TCA Debenture. Prior to our issuance of the Convertible Debentures on March 21, 2017, we had not made the last six required payments under the TCA Debenture, other than a $0.4 million payment we made in February of 2017. In conjunction with the issuance of the Convertible Debentures on March 21, 2017, we entered into a letter agreement with TCA, which (i) waived any non-payment default through March 21, 2017; (ii) provided for the $0.75 million payment discussed above; (iii) set forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million is repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provided for payment of an additional service fee in the amount of $150,000, which was due on June 27, 2017, the day after the effective date of the registration statement filed by the Company; which amount is reflected in accrued expenses in the accompanying consolidated balance sheet at June 30, 2017. In addition, TCA entered into an intercreditor agreement with the purchasers of the Convertible Debentures which sets forth rights, preferences and priorities with respect to the security interests in our assets.

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

On December 7, 2016, the holders of the Tegal Notes (see Note 4 to the accompanying condensed consolidated financial statements) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of $0.4 million, including accrued interest. A request for entry of default judgment was filed on January 24, 2017. The Company has attempted to work out a payment arrangement with the plaintiffs, but to date has not been able to consummate such an arrangement. A Case Management Conference is scheduled for September 5, 2017.

RENNOVA HEALTH, INC.

In September of 2016, we received $0.4 million from the sale of convertible notes and warrants with a maturity date of March 15, 2017. On March 13, 2017, these securities were exchanged for 400,000 shares of our common stock.

Also in September of 2016, we were issued warrants from the Florida Department of Revenue (the “DOR”) for unpaid taxes related to the Company’s 2014 state income tax return in the amount of $0.9 million, including interest and penalties. On January 25, 2017, the Company paid the DOR $250,000 as partial payment on this liability, and in February 2017 the Company entered into a Stipulation Agreement with the DOR which requires monthly payments of $35,000 from March 2017 through January 2018 and a final payment of approximately $0.3 million in February 2018. Under certain circumstances, the Company may be permitted to spread the final $0.3 million payment over an additional 12 months subsequent to January 2018. If at any time during the Stipulation period the Company fails to timely file any required tax returns with the DOR or does not meet the payment obligations under the Stipulation Agreement, the entire amount due will be accelerated.

The following table presents our capital resources as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016	Change

Cash	$27,704	$75,017	$(47,313)
Working capital	(16,986,565)	(16,344,128)	(642,437)
Total debt, excluding discounts and derivative liabilities	22,988,226	9,110,112	13,878,114
Capital lease obligations	2,429,008	3,570,174	(1,141,166)
Stockholders' deficit	$(17,516,514)	$(14,885,896)	$(2,630,618)

The following table presents the major sources and uses of cash for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Change

Cash used in operations	$(8,604,498)	$(11,891,559)	$3,287,061
Cash used in investing activities	(1,392,151)	(41,356)	(1,350,795)
Cash provided by financing activities	9,949,336	3,584,926	6,364,410

Net change in cash	$(47,313)	$(8,347,989)	$8,300,676

The decrease in cash used in operations for continuing operations for the six months ended June 30, 2017 and 2016 is presented in the following table:

	Six Months Ended June 30,
	2017	2016	Change

Net loss	$(19,663,546)	$(8,065,227)	$(11,598,319)
Non-cash adjustments to income	11,390,941	(1,017,482)	12,408,423
Accounts receivable	409,261	459,414	(50,153)
Accounts payable and accrued expenses	246,304	(773,211)	1,019,515
Loss from discontinued operations	(683,320)	(2,040,875)	1,357,555
Other	(416,363)	(370,759)	(45,604)

Cash used in operations	$(8,716,723)	$(11,808,140)	$3,091,417

The increase in cash used in investing activities for continuing operations is due to the acquisition of the Hospital Assets in January of 2017.

RENNOVA HEALTH, INC.

Cash provided by financing activities for the six months ended June 30, 2017 consists of the $11.6 million of net proceeds received in connection with the issuance of the February, March and June Debentures and $0.6 million of related party payments net of advances, partially offset by payments on capital lease obligations in the amount of $1.1 million.

Cash provided by financing activities for the six months ended June 30, 2016 consists of the $5.0 million received from the prepaid forward purchase contract and $.1 million of related party payments, net of advances, partially offset by the repayment of capital lease obligations in the amount of $0.7 million.

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

As of June 30, 2017, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Potential De-Listing of the Company’s Stock

On April 18, 2017, the Company was notified by Nasdaq that the stockholders’ equity balance reported on its Form 10-K for the year ended December 31, 2016 fell below the $2.5 million minimum requirement for continued listing under the Nasdaq Capital Market’s Listing Rule 5550(b)(1) (the “Rule”). As of December 31, 2016, the Company’s stockholders’ deficit balance was $14.9 million. In accordance with the Rule, the Company submitted a plan to Nasdaq outlining how it intends to regain compliance. If the plan is accepted, the Company can be granted up to 180 calendar days from April 18, 2017 to evidence compliance. There can be no guarantee that the Company will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(b)(1) or that its plan will be accepted by Nasdaq.

On June 12, 2017, the Company was notified by Nasdaq that the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Rule 5550(a)(2) (the “Price Rule”). In accordance with Nasdaq Rule 5810(c)(3)(A), the Company has 180 calendar days, or until December 11, 2017, to regain compliance. If at any time before December 11, 2017, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will regain compliance with the Price Rule. If the Company does not regain compliance by December 11, 2017, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the bid price requirement). The Company is required to hold a meeting of stockholders at the earliest practicable date to obtain stockholder approval of at least a 1-for-8 reverse split of the Company’s common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

RENNOVA HEALTH, INC.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer, and our interim chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. In connection with such evaluation, management concluded that the material weakness in internal control over financial reporting identified in our Form 10-K for the year ended December 31, 2016 continued to exist, and as such our disclosure controls and procedures were not effective as of June 30, 2017. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. The Company is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal accounting department, including the addition of a full time Chief Financial Officer; (ii) beginning the process of converting to a new integrated accounting system to enhance controls and procedures for recording accounting transactions; and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department, including independent review of material cash disbursements.

Notwithstanding such material weakness, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

(b)	Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings related to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. The Company operates in a highly regulated industry which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company’s financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims below.

The Company’s Epinex Diagnostics Laboratories, Inc. subsidiary had been sued in a California state court by two former employees who alleged that they were wrongfully terminated, as well as for a variety of unpaid wage claims. The parties entered into a settlement agreement of this matter on July 29, 2016 for approximately $0.2 million, and the settlement was consummated on August 25, 2016. In October of 2016, the plaintiffs in this matter filed a motion with the court seeking payment for attorneys’ fees in the approximate amount of $0.7 million. On March 24, 2017, the court granted plaintiffs’ motion for payment of attorneys’ fees in the amount of $0.3 million, and the Company has accrued this amount in its consolidated financial statements. Additionally, the Company is seeking indemnification for these amounts from Epinex Diagnostics, Inc. (“EDI”), the seller of Epinex Diagnostic Laboratories, Inc. (“EDL”), pursuant to a Stock Purchase Agreement entered into by and among the parties. This matter is pre-litigation, but to the extent a favorable outcome cannot be negotiated, the Company will consider pursuing indemnity claims against EDI in court.

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

RENNOVA HEALTH, INC.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. On January 25, 2017, the Company paid the DOR $250,000 as partial payment on this liability, and in February 2017 the Company entered into a Stipulation Agreement with the DOR which will allow the Company to make monthly installment payments of $35,000 until February 2018 and negotiate a new payment agreement then, if the balance of $0.3 million cannot be satisfied in a lump sum. If at any time during the Stipulation period the Company fails to timely file any required tax returns with the DOR or does not meet the payment obligations under the Stipulation Agreement, the entire amount due will be accelerated.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra. On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. In January and February of 2017, the Company made payments to Tetra in connection with this judgment aggregating to $0.7 million, and on February 15, 2017 the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due will be paid in 24 equal monthly installments. Payments commenced on May 1, 2017 and have been made in a timely manner.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage. On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due will be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. Payments have been made in a timely manner.

On December 7, 2016, the holders of the Tegal Notes filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of $0.4 million, including accrued interest. A request for entry of default judgment was filed on January 24, 2017. A Case Management Conference is scheduled for September 5, 2017. The Company has attempted to work out a payment arrangement with the plaintiffs but to date has not been able to consummate such an arrangement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

RENNOVA HEALTH, INC.

Item 6. Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification by the Interim Principal Financial Officer

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification by the Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Schema Document

Exhibit 101.CAL	XBRL Calculation Link base Document

Exhibit 101.DEF	XBRL Definition Link base Document

Exhibit 101.LAB	XBRL Label Link base Document

Exhibit 101.PRE	XBRL Presentation Link base Document

*Furnished herewith

RENNOVA HEALTH, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENNOVA HEALTH, INC.

Date: August 14, 2017	By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer (Principal Executive Officer)

