Form 10-Q/A
period 2017-06-30
Rennova Health, Inc.
filed 2017-11-20
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Rennova Health, Inc. (the “Company”) for the three-months ended June 30, 2017 filed with the Securities and Exchange Commission on August 14, 2017 (the “Original Report”). On November 14, 2017, after review and consideration of the errors described below, the Board of Directors, after consultation with Green & Company, CPA’s, the Company’s independent registered public accounting firm, concluded that the Company’s financial statements for the three and six months ended June 30, 2017 (the “June 30, 2017 Financial Statements”) could no longer be relied upon as being in compliance with generally accepted accounting principles. Accordingly, the Company is restating the June 30, 2017 Financial Statements.

In July 2017, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2017-11 “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815).” The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The Company determined that the amendment would have a material impact on its condensed consolidated financial statements and early adopted this ASU. The cumulative effect of the adoption of ASU 2017-11 resulted in the reclassification of the derivative liability recorded of $56 million and the reversal of $41 million of interest expense recorded in the Company’s first fiscal quarter of 2017. The remaining $16 million was offset to additional paid in capital (discount on convertible debenture). Additionally, the Company recognized a deemed dividend from the trigger of the down round provision features of the convertible debt and common stock warrants of $11.1 million, which was recorded retrospectively as of the beginning of the issuance of the March 2017 debentures where the initial derivative liability was recorded.

The Company has identified errors in the calculation of the deemed dividend recorded upon adoption of ASU 2017-11 as the number of outstanding common stock warrants was not proportionally increased for decreases in the exercise prices of various warrants as a result of the trigger of the down round provision features. Therefore, the deemed dividend was understated by approximately $31.6 million for the six months ended June 30, 2017. In addition, other existing common stock warrants that also contain down round provisions that require the Company to reduce the per share exercise price of the warrants and proportionally increase the number of warrants issuable upon exercise, with certain exceptions, whenever the Company issues its common stock or common stock equivalents in a dilutive issuance were not revalued as of June 30, 2017. As a result, the Company did not record a deemed dividend associated with these warrants of approximately $3.5 million and $8.4 million for the three and six months ended June 30, 2017, respectively. The Company is required to report any increase in the fair value of the common stock warrants resulting from a trigger of the down round feature as a deemed dividend in its financial statements with a corresponding increase in the net loss available to common shareholders.

The errors discussed above also resulted in an understatement of the reported number of common stock warrants outstanding at June 30, 2017 from a reported 32,095,655 warrants outstanding to a corrected 156,920,342 warrants outstanding and an overstatement of the weighted average exercise price of the warrants from a reported $0.85 per share to a corrected weighted average exercise price of $0.44 per share. Accordingly, we are restating our previously filed financial statements to correct theses errors. The correction of the errors did not impact assets, liabilities, total stockholders’ deficit, total cash flows, net loss or comprehensive loss.

The effect of the restatement on each of our financial statements at June 30, 2017 and for the three and six months ended June 30, 2017 is as follows:

Unaudited Condensed Consolidated Balance Sheets Data

	As Previously Reported June 30, 2017	Correction	As Restated June 30, 2017
Stockholders’ deficit
Series G preferred stock, $0.01 par value, 14,000 shares authorized, 215 shares issued and outstanding	$2	$-	$2
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 60 shares issued and outstanding	$-	$-	$-
Common stock, $0.01 par value, 500,000,000 shares authorized, 13,408,360 shares issued and outstanding	$134,084	$-	$134,084
Additional paid-in-capital	$74,430,142	$39,968,327	$114,398,469
Accumulated deficit	$(92,080,742)	$(39,968,327)	$(132,049,069)
Total stockholders’ deficit	$(17,516,514)	$-	$(17,516,514)

Unaudited Condensed Consolidated Statements of Operations Data

	For the Three Months Ended June 30, 2017 As Previously Reported	Correction	For the Three Months Ended June 30, 2017 As Restated

Change in fair value of derivative instruments	$-	$-	$-
Gain on extinguishment of debt	$-	$-	$-
Net loss from continuing operations	$(10,342,636)	$-	$(10,342,636)
Net loss from discontinued operations	$(335,573)	$-	$(335,573)
Net loss	$(10,678,209)	$-	$(10,678,209)
Deemed dividend from trigger of down round provision feature	$-	$(3,508,587)	$(3,508,587)
Net loss to common shareholders	$(10,678,209)	$(3,508,587)	$(14,186,796)
Net loss per common share:
Basic and diluted: continuing operations	$(1.37)	$(0.46)	$(1.83)
Basic and diluted: discontinued operations	$(0.04)	$-	$(0.04)
Total basic and diluted	$(1.41)	$(0.46)	$(1.87)

Unaudited Condensed Consolidated Statements of Operations Data

	For the Six Months Ended June 30, 2017 As Previously Reported	Correction	For the Six Months Ended June 30, 2017 As Restated

Change in fair value of derivative instruments	$(11,093,012)	$(31,609,803)	$(42,702,815)
Gain on extinguishment of debt	$11,093,012	$31,609,803	$42,702,815
Net loss from continuing operations	$(19,663,546)	$-	$(19,663,546)
Net loss from discontinued operations	$(683,320)	$-	$(683,320)
Net loss	$(20,346,866)	$-	$(20,346,866)
Deemed dividend from trigger of down round provision feature	$(11,093,012)	$(39,968,327)	$(51,061,339)
Net loss to common shareholders	$(31,439,878)	$(39,968,327)	$(71,408,205)
Net loss per common share:
Basic and diluted: continuing operations	$(4.93)	$(6.41)	$(11.34)
Basic and diluted: discontinued operations	$(0.11)	$-	$(0.11)
Total basic and diluted	$(5.04)	$(6.41)	$(11.45)

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit Data

	For the Six Months Ended June 30, 2017 As Previously Reported	Correction	For the Six Months Ended June 30, 2017 As Restated
Additional paid-in-capital at June 30, 2017	$74,430,142	$39,968,327	$114,398,469
Accumulated deficit at June 30, 2017	$(92,080,742)	$(39,968,327)	$(132,049,069)
Total stockholders’ deficit at June 30, 2017	$(17,516,514)	$-	$(17,516,514)

Unaudited Condensed Consolidated Statements of Cash Flows Data

	For the Six Months Ended June 30, 2017 As Previously Reported	Correction	For the Six Months Ended June 30, 2017 As Restated
Cash flows from operating activities:
Loss (gain) on extinguishment of debt	$(11,093,012)	$(31,609,803)	$(42,702,815)
Change in fair value of derivative instrument	$11,093,012	$31,609,803	$42,702,815

As a result, changes have been made to Item 1 (Financial Statements) and Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations). As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company’s Chief Executive Officer and Interim Chief Financial Officer is providing currently dated certifications, set forth in Exhibits 31.1 and 31.2 to this Amendment. Thus, the Company hereby amends Items 1 and 2 of the Original Filing and adds such currently dated certificates and updated XBRL as Exhibits.

Except as disclosed above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing, including, without limitation, any changes that would have been caused by the 1-for-15 reverse stock split that was effective on October 5, 2017.

4

RENNOVA HEALTH, INC.

FORM 10-Q/A

June 30, 2017

RENNOVA HEALTH, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$27,704	$75,017
Accounts receivable, net	392,213	1,199,899
Prepaid expenses and other current assets	227,692	149,385
Income tax refunds receivable	1,458,438	1,458,438
Current assets of AMSG classified as held for sale	43,829	337,900
Total current assets	2,149,876	3,220,639

Property and equipment, net	3,381,232	3,043,590
Deposits	132,461	141,402
Non-current assets of AMSG classified as held for sale	23,750	76,762
Total assets	$5,687,319	$6,482,393

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related parties)	$3,252,858	$2,928,524
Accrued expenses	2,803,004	2,882,029
Income taxes payable	443,630	790,627
Current portion of notes payable	7,624,614	9,011,247
Current portion of notes payable, related party	443,500	328,500
Current portion of debentures	1,578,028	-
Current portion of capital lease obligations	1,365,547	1,796,053
Current liabilities of AMSG classified as held for sale	1,625,260	1,827,787
Total current liabilities	19,136,441	19,564,767

Other liabilities:
Debentures, net of current portion	3,003,931	-
Capital lease obligations, net of current portion	1,063,461	1,774,121
Derivative liabilities	-	2,803
Non-current liabilities of AMSG classified as held for sale	-	26,598

Total liabilities	23,203,833	21,368,289

Commitments and contingencies

Stockholders’ deficit:
Series G preferred stock, $0.01 par value, 14,000 shares authorized, 215 shares issued and outstanding	2	2
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 60 and 10,019 shares issued and outstanding	-	100
Common stock, $0.01 par value, 500,000,000 shares authorized, 13,408,360 and 2,800,377 shares issued and outstanding	134,084	28,004
Additional paid-in-capital	114,398,469	45,726,862
Accumulated deficit	(132,049,069)	(60,640,864)
Total stockholders’ deficit	(17,516,514)	(14,885,896)
Total liabilities and stockholders’ deficit	$5,687,319	$6,482,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net revenues	$898,730	$2,565,272	$1,898,265	$4,026,200

Operating expenses:
Direct costs of revenue	248,750	355,569	540,285	822,903
General and administrative	3,660,458	5,351,555	7,808,871	10,644,545
Sales and marketing expenses	197,727	433,329	450,532	1,025,346
Bad debt	577,252	-	574,341	1,285
Depreciation and amortization	471,954	678,141	1,056,445	1,357,331
Total operating expenses	5,156,141	6,818,594	10,430,474	13,851,410

Loss from continuing operations before other income (expense) and income taxes	(4,257,411)	(4,253,322)	(8,532,209)	(9,825,210)

Other income (expense):
Other income	50,757	2	50,757	100,012
Change in fair value of derivative instruments	-	1,293,072	(42,702,815)	4,726,660
Gain on extinguishment of debt	-	-	42,702,815	-
(Loss) gain on legal settlement	-	(17,652)	-	(17,652)
Interest expense	(6,135,982)	(2,042,002)	(11,178,844)	(3,049,037)
Total other income (expense), net	(6,085,225)	(766,580)	(11,128,087)	1,759,983
Net loss from continuing operations before income taxes	(10,342,636)	(5,019,902)	(19,660,296)	(8,065,227)

(Benefit) provision for income taxes	-	-	3,250	-

Net loss from continuing operations	(10,342,636)	(5,019,902)	(19,663,546)	(8,065,227)

Net loss from discontinued operations	(335,573)	(842,189)	(683,320)	(2,040,875)

Net loss	(10,678,209)	(5,862,091)	(20,346,866)	(10,106,102)
Deemed dividend from trigger of down round provision feature	(3,508,587)	-	(51,061,339)	-
Net loss to common shareholders	$(14,186,796)	$(5,862,091)	$(71,408,205)	$(10,106,102)

Net loss per common share:
Basic and diluted: continuing operations	$(1.83)	$(10.19)	$(11.34)	$(16.40)

Basic and diluted: discontinued operations	(0.04)	(1.71)	(0.11)	(4.15)

Total Basic and diluted	$(1.87)	$(11.90)	$(11.45)	$(20.55)
Weighted average number of common shares outstanding during the period:
Basic and diluted	7,594,314	492,568	6,236,404	491,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

	Preferred Stock
	Series G		Series H		Total		Common Stock		Additional paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Earnings	Deficit
Balance at December 31, 2016	215	$2	10,019	$100	10,234	$102	2,800,377	$28,004	$45,726,862	$(60,640,864)	$(14,885,896)
Conversion of preferred stock into common stock			(7,785)	(78)	(7,785)	(78)	5,556,697	55,567	(55,489)	-	-
Common stock issued in exchange for warrants	-	-	-	-	-	-	29,518	295	57,560	-	57,855
Shares issued in settlement of notes payable	-	-	-	-	-	-	400,000	4,000	436,000	-	440,000
Exchange of preferred stock for convertible debentures	-	-	(2,174)	(22)	(2,174)	(22)	-	-	(2,173,978)	-	(2,174,000)
Conversion of debentures into common stock	-	-	-	-	-	-	4,611,093	46,111	2,605,125	-	2,651,236
Rounding up of common shares in connection with reverse stock split	-	-	-	-	-	-	7,897	79	(79)	-	-
Common stock granted to employees	-	-	-	-	-	-	2,778	28	(28)	-	-
Discount on convertible debentures	-	-	-	-	-	-	-	-	252,143	-	252,143
Warrants and benefical conversion features related to the issuance of convertible notes	-	-	-	-	-	-	-	-	16,419,784	-	16,419,784
Stock-based compensation	-	-	-	-	-	-	-	-	69,230		69,230
Deemed dividend from trigger of down round provision feature	-	-	-	-	-	-	-	-	51,061,339	(51,061,339)	-
Net loss	-	-	-	-	-	-	-	-	-	(20,346,866)	(20,346,866)
Balance at June 30, 2017	215	$2	60	$0	275	$2	13,408,360	$134,084	$114,398,469	$(132,049,069)	$(17,516,514)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows used in operating activities:
Net loss	$(19,663,546)	$(8,065,227)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,056,445	1,357,331
Non-cash gain on derivative instruments	-	(4,726,660)
Stock issued for services	-	9,310
Stock-based compensation	69,230	353,271
Bad debt (recoveries) expense	398,424	1,385
Non-cash interest expense	7,418,722	-
Amortization of debt discount	2,498,120	2,087,881
Non-cash settlement of debt	(50,000)	-
Loss (gain) on extinguishment of debt	(42,702,815)	(100,000)
Change in fair value of derivative instrument	42,702,815	-
Loss from discontinued operations	(683,320)	(2,040,875)
Changes in operating assets and liabilities:
Accounts receivable	409,261	459,414
Prepaid expenses and other current assets	(78,307)	(267,320)
Security deposits	8,941	(2,410)
Accounts payable	325,329	(635,955)
Accrued expenses	(79,025)	(137,256)
Income tax assets and liabilities	(346,997)	(101,029)
Net cash used in operating activities of continuing operations	(8,716,723)	(11,808,140)
Net cash provided by (used in) discontinued operations	112,225	(83,419)
Net cash used in operating activities	(8,604,498)	(11,891,559)
Cash flows used in investing activities:
Purchase of property and equipment	(1,394,087)	(15,998)
Net cash used in investing activities of continuing operations	(1,394,087)	(15,998)
Net cash provided by (used in) investing activities of discontinued operations	1,936	(25,358)
Net cash used in investing activities	(1,392,151)	(41,356)

Cash flows provided by financing activities:
Proceeds from issuance of related party notes payable and advances	3,715,000	6,165,000
Proceeds from issuance of notes payable and debentures	11,642,500	5,000,000
Payments on related party notes payable and advances	(3,550,000)	(1,665,000)
Payments on notes payable	(716,998)	(5,250,000)
Payments on capital lease obligations	(1,141,166)	(665,074)
Net cash provided by financing activities	9,949,336	3,584,926

Net (decrease) in cash	(47,313)	(8,347,989)
Cash at beginning of period	75,017	8,833,230
Cash at end of period	$27,704	$485,241

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

The Company has determined that this amendment will have a material impact on its condensed consolidated financial statements and has early adopted this accounting standard update. The cumulative effect of the adoption of ASU 2017-11, resulted in the reclassification of the derivative liability recorded of $56 million and the reversal of $41 million of interest expense recorded in the Company’s first fiscal quarter of 2017. The remaining $16 million was offset to additional paid in capital (discount on convertible debenture). Additionally, the Company recognized a deemed dividend from the trigger of the down round provision feature of $51.1 million, with $47.6 million of the adjustment recorded retrospectively as of the beginning of the issuance of the March 2017 debentures where the initial derivative liability was recorded.

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

On March 21, 2017, the Company issued $10.85 million aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due March 21, 2019 (the “Convertible Debentures”) and three series of warrants to purchase shares of the Company’s common stock to several accredited investors. The Company received net proceeds from this transaction in the approximate amount of $8.4 million. The Company used $3.8 million of the net proceeds to repay the 2017 Diamantis Note (see Note 6) and $0.75 million of the net proceeds to make the partial repayment on the TCA Debenture (see Note 4). The remainder of the net proceeds were used for general corporate purposes. In conjunction with the issuance of the Convertible Debentures, the holder of the February Debentures exchanged these debentures for $2.5 million of new debentures (the “Exchange Debentures” and, collectively with the Convertible Debentures, the “Debentures”) on the same terms as, and pari passu with, the Convertible Debentures, and warrants to purchase 4,453,917 shares of the Company’s common stock. The Company recorded non-cash interest expense in the amount of $0.4 million as a result of this exchange. Additionally, the holders of an aggregate of $2.2 million stated value of the Company’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) exchanged such preferred stock into $2.7 million principal amount of Exchange Debentures and warrants to purchase shares of the Company’s common stock. All of the Debentures contain a 24% original issue discount, have no regularly scheduled interest payments except in the event of a default and have a maturity date of March 21, 2019. The warrants issued with the Convertible Debentures and the Exchange Debentures are collectively referred to as the “Debenture Warrants.”

The aggregate number of Debenture Warrants outstanding at June 30, 2017 was 137,499,256. The Debentures are convertible into shares of the Company’s common stock (initially at a conversion price of $1.66, which has been adjusted pursuant to the terms of the Debentures to $0.39 due to prices at which the Company has subsequently issued shares of common stock). The Debentures will begin to amortize monthly commencing on the 90th day following the closing date, except for the Exchange Debentures related to the Series H Preferred Stock, which began to amortize monthly on the closing date. On each monthly amortization date, the Company may elect to repay 5% of the original principal amount of Debentures in cash or, in lieu thereof, the conversion price of such Debentures will thereafter be 85% of the volume weighted average price at the time of conversion. In the event the Company does not elect to pay such amortization amounts in cash, each investor, in their sole discretion, may increase the conversion amount subject to the alternative conversion price by up to four times the amortization amount. The Debentures contain customary affirmative and negative covenants. The conversion price is subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary anti-dilution protections as more fully described in the Debentures. The Debentures are secured by all of the Company’s assets and are guaranteed by substantially all of the Company’s subsidiaries. Between March 22, 2017 and June 30, 2017, holders of the Exchange Debentures converted an aggregate of $2.7 million of debentures into 4,611,093 shares of common stock.

The exercise price and the number of Debenture Warrants, with certain exceptions, are subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then exercise price, as well as other customary anti-dilution protections. As a result of these provisions, both the Debentures and the Debenture Warrants were deemed to be not indexed to the Company’s common stock, and the Company recognized derivative liabilities for the embedded conversion feature of the Debentures and the Debenture Warrants in the original amount of $15.3 million and $41.3 million, respectively. The Company recognized a discount for 100% of the principal value of the Debentures and non-cash interest expense in the amount of $43.7 million in connection with the recognition of these derivative liabilities. As a result of the adoption of ASU 2017-11, the interest expense and derivative liability originally recognized has since been adjusted and extinguished as reflected herein. As a result of the down round provision features of the Convertible Debentures, Exchange Debentures and Debenture Warrants, the Company recorded a deemed dividend in the six months ended June 30, 2017 of $42.7 million.

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

Note 6 – Related Party Transactions

In addition to the transactions discussed in Note 4, the Company had the following related party transactions during the six months ended June 30, 2017 and 2016:

In January and February of 2017, the Company received advances aggregating $3.3 million from Christopher Diamantis, a director of the Company. The advances, along with $0.5 million of previously accrued but unpaid interest, were due on demand, bearing interest at 10% per annum. The Company used the advances to pay the purchase price for the Hospital Assets and for general corporate purposes. On March 7, 2017, the Company issued a promissory note to Mr. Diamantis in the amount of $3.8 million (the “2017 Diamantis Note”) in connection with these advances received in 2017, plus accrued and unpaid interest of $0.5 million. In conjunction with the issuance of the 2017 Diamantis Note, the Company also issued to Mr. Diamantis warrants to purchase 415,000 shares of the Company’s common stock, exercisable at $1.00. The 2017 Diamantis Note was repaid on March 21, 2017 with the proceeds received from the issuance of the Convertible Debentures (see Note 5). In May and June of 2017, the Company received advances from Mr. Diamantis, net of repayments totaling $0.2 million, at a 10% per annum interest rate.

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

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock. The following summarizes the information related to warrants issued and the activity during the six months ended June 30, 2017:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2016	1,407,647	$11.70
Warrants issued during the period	154,931,775	$0.35
Warrants exchanged for other securities	(96,185)	$12.46
Warrants exercised during the period	-	$-
Warrants expired during the period	-	$-
Balance at June 30, 2017	156,243,237	$0.44

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

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2017 and 2016, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	As of June 30,
	2017	2016
Warrants	156,243,237	227,819
Convertible preferred stock	153,845	398,268
Convertible debt	11,748,613	230,521
Stock options	581,167	574,789
	168,726,862	1,431,397

Note 9 – Supplemental Disclosure of Cash Flow Information

The supplemental cash flow information for the six months ended June 30, 2017 and 2016 (unaudited) is as follows:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest	$976,984	$858,741
Cash paid for income taxes	$401,313	$-

Non-cash investing and financing activities:
Exchange of preferred stock for convertible debentures and warrants	$4,490,760	$-
Exchange of convertible debentures for convertible debentures and warrants	$2,464,500	$-
Notes payable settled through issuance of common stock	$440,000	$-
Exchange of Series H Preferred Stock for debentures	$2,174,000	$-
Debentures converted into common stock	$2,651,236	$-
Deemed dividend for trigger of down round provision feature	$51,061,339	$-
Conversions of preferred stock into common stock	$7,785,000	$-

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues - External
Clinical Laboratory Operations	$645,386	$2,240,170	$1,407,976	$3,471,072
Supportive Software Solutions	253,344	325,102	490,289	555,128
	$898,730	$2,565,272	$1,898,265	$4,026,200
Net revenues - Intersegment (***)
Supportive Software Solutions	206,167	237,993	284,493	534,341
	$206,167	$237,993	$284,493	$534,341
(Loss) income from operations
Clinical Laboratory Operations	$(1,477,754)	$(886,541)	$(2,770,028)	$(3,226,339)
Supportive Software Solutions	(342,348)	(1,234,194)	(1,060,894)	(2,547,507)
Hospital Operations	(553,352)	-	(1,020,668)	-
Corporate	(1,884,287)	(2,166,251)	(3,688,800)	(4,118,688)
Eliminations	330	33,664	8,181	67,324
	$(4,257,411)	$(4,253,322)	$(8,532,209)	$(9,825,210)
Depreciation and amortization
Clinical Laboratory Operations	$419,905	$548,870	$854,373	$1,096,419
Supportive Software Solutions	45,421	162,059	202,984	326,487
Hospital Operations	6,609	-	6,609	-
Corporate	349	875	660	1,749
Eliminations	(330)	(33,663)	(8,181)	(67,324)
	$471,954	$678,141	$1,056,445	$1,357,331
Capital expenditures
Clinical Laboratory Operations	$-	$14,473	$-	$6,000
Supportive Software Solutions	-	7,881	-	9,998
Hospital Operations	214,147	-	1,305,069	-
	$214,147	$22,354	$1,305,069	$15,998

*** Intersegment revenues are eliminated in consolidation.

	June 30, 2017	December 31, 2016
Total assets
Clinical Laboratory Operations	$2,195,239	$3,986,126
Supportive Software Solutions	1,863,113	2,602,428
Decision Support and Informatics	-	60,000
Hospital Operations	1,360,800	-
Corporate	2,897,573	2,130,191
Assets of AMSG classified as held for sale	67,579	414,662
Eliminations	(2,696,985)	(2,711,014)
	$5,687,319	$6,482,393

Note 12 – Recently Issued Accounting Standards

The following table provides a brief description of recently issued accounting standards:

Title and reference	Prescribed Effective Date	Commentary

Accounting Standard Update (“ASU”) No. 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory.	Fiscal years beginning after December 15, 2016 and for interim periods therein.	In July 2015, the FASB issued ASU No. 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the measurement of inventory by requiring certain inventory to be subsequently measured at the lower of cost and net realizable value. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016 and for interim periods therein and did not have a significant impact on the Company’s consolidated financial statements upon adoption.

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”	Fiscal years beginning after December 15, 2017 and for interim periods therein.	In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In April 2015, FASB deferred the effective date of this guidance until January 1, 2018 and the Company is currently assessing the impact of this guidance on its consolidated financial statements.

ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40): Disclosure of Uncertainty about an Entity’s Ability to Continue as a Going Concern.	Fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted.	In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40): Disclosure of Uncertainty about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance that establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. Adoption of this new standard did not have a significant impact on the Company’s consolidated financial statements. See Note 1 regarding management’s current disclosures regarding the Company’s ability to continue as a going concern.

ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”	Fiscal years beginning on or after December 15, 2016, with early adoption permitted.	In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”	Annual and interim periods within the annual period beginning after December 15, 2018.	In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU 2016-02 is permitted. The Company has not yet determined the impact that adoption of ASU 2016-02 will have on its consolidated financial statements.

ASU No. 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815)” (“ASU 2017-11”)	Fiscal years beginning on or after December 15, 2018, with early adoption permitted.	The Company adopted this amendment as of its period ended June 30, 2017 (see Notes 1 and 14)

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

The following table presents key financial metrics for our Corporate group:

	Three Months Ended June 30,
Corporate	2017	2016	Change	%

Operating expenses:
General and administrative expenses	$1,854,795	$2,165,377	$(310,582)	-14.3%
Direct costs of revenue	26,805	-	26,805	-
Sales and marketing expenses	2,338	-	2,338	-
Depreciation and amortization	19	874	(855)	-97.8%

Loss from operations	$(1,883,957)	$(2,166,251)	$282,294	-13.0%

Six months ended June 30, 2017 compared to six months ended June 30, 2016

The following table summarizes the results of our consolidated continuing operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
	$	%	$	%
Net revenues	$1,898,265	100.0%	$4,026,200	100.0%
Operating expenses:
Direct costs of revenue	540,285	28.5%	822,903	20.4%
General and administrative expenses	7,808,871	411.4%	10,644,545	264.4%
Sales and marketing expenses	450,532	23.7%	1,025,346	25.5%
Bad debt expense	574,341	30.3%	1,285	0.0%
Depreciation and amortization	1,056,445	55.7%	1,357,331	33.7%
Loss from operations	(8,532,209)	-449.5%	(9,825,210)	-244.0%
Interest expense	(11,178,844)	-588.9%	(3,049,037)	-75.7%
Other income, net	50,757	2.7%	82,360	2.0%
Change in fair value of derivative instruments	(42,702,815)	-2249.6%	4,726,660	117.4%
Gain on extinguishment of debt	42,702,815	2249.6%	-	0.0%
Income tax expense	3,250	0.2%	-	0.0%
Net loss	$(19,663,546)	-1035.9%	$(8,065,227)	-200.3%

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

The following table presents our capital resources as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016	Change

Cash	$27,704	$75,017	$(47,313)
Working capital	(16,986,565)	(16,344,128)	(642,437)
Total debt, excluding discounts and derivative liabilities	22,988,226	9,110,112	13,878,114
Capital lease obligations	2,429,008	3,570,174	(1,141,166)
Stockholders’ deficit	$(17,516,514)	$(14,885,896)	$(2,630,618)

The following table presents the major sources and uses of cash for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Change

Cash used in operations	$(8,604,498)	$(11,891,559)	$3,287,061
Cash used in investing activities	(1,392,151)	(41,356)	(1,350,795)
Cash provided by financing activities	9,949,336	3,584,926	6,364,410

Net change in cash	$(47,313)	$(8,347,989)	$8,300,676

The decrease in cash used in operations for continuing operations for the six months ended June 30, 2017 and 2016 is presented in the following table:

	Six Months Ended June 30,
	2017	2016	Change

Net loss	$(19,663,546)	$(8,065,227)	$(11,598,319)
Non-cash adjustments to income	11,390,941	(1,017,482)	12,408,423
Accounts receivable	409,261	459,414	(50,153)
Accounts payable and accrued expenses	246,304	(773,211)	1,019,515
Loss from discontinued operations	(683,320)	(2,040,875)	1,357,555
Other	(416,363)	(370,759)	(45,604)

Cash used in operations	$(8,716,723)	$(11,808,140)	$3,091,417

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

Change in Internal Control Over Financial Reporting

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

RENNOVA HEALTH, INC.

Date: November 20, 2017	By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Interim Principal Financial Officer)

