Form 10-Q
period 2017-09-30
Rennova Health, Inc.
filed 2017-11-20
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ](Do not check if a smaller reporting company)	Smaller reporting company [X]

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

As of November 17, 2017, the registrant had 5,639,669 shares of its Common Stock, $0.01 par value, outstanding.

RENNOVA HEALTH, INC.

FORM 10-Q

September 30, 2017

RENNOVA HEALTH, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$41,019	$75,017
Accounts receivable, net	401,026	1,199,899
Prepaid expenses and other current assets	146,713	149,385
Inventory	73,732	-
Income tax refunds receivable	1,458,438	1,458,438
Current assets of AMSG classified as held for sale	68,775	337,900
Total current assets	2,189,703	3,220,639

Property and equipment, net	3,090,047	3,043,590
Deposits	157,461	141,402
Non-current assets of AMSG classified as held for sale	928,722	76,762
Total assets	$6,365,933	$6,482,393

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable (includes related parties of $0.3 and $0.2 milion, respectively)	$4,296,213	$2,928,524
Accrued expenses	5,010,298	2,882,029
Income taxes payable	490,436	942,433
Current portion of notes payable	7,299,088	9,011,247
Current portion of notes payable, related party	223,500	328,500
Current portion of capital lease obligations	1,491,666	1,796,053
Current liabilities of AMSG classified as held for sale	1,368,612	1,675,981
Total current liabilities	20,179,813	19,564,767

Other liabilities:
Debentures	4,239,005	-
Capital lease obligations, net of current portion	735,538	1,774,121
Derivative liabilities	-	2,803
Non-current liabilities of AMSG classified as held for sale	-	26,598

Total liabilities	25,154,356	21,368,289

Commitments and contingencies

Stockholders' deficit:
Series G preferred stock, $0.01 par value, 14,000 shares authorized, 215 shares issued and outstanding	$2	2
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 60 and 10,019 shares issued and outstanding	-	100
Series F preferred stock, $0.01 par value, 1,750,000 shares authorized, 1,750,000 and 0 shares issued and outstanding	17,500	-
Common stock, $0.01 par value, 500,000,000 shares authorized, 1,354,171 and 186,692 shares issued and outstanding	13,542	1,867
Additional paid-in-capital	126,335,119	45,752,999
Accumulated deficit	(145,154,586)	(60,640,864)
Total stockholders' deficit	(18,788,423)	(14,885,896)
Total liabilities and stockholders' deficit	$6,365,933	$6,482,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net revenues	$1,414,211	$41,362	$3,312,476	$4,067,562

Operating expenses:
Direct costs of revenue	309,347	305,157	849,632	1,128,060
General and administrative	5,169,478	6,497,718	12,978,349	17,142,263
Sales and marketing expenses	170,028	415,976	620,560	1,441,322
Bad debt	477,249	3,666,707	1,051,590	3,667,992
Depreciation and amortization	451,597	680,579	1,508,042	2,037,910
Total operating expenses	6,577,699	11,566,137	17,008,173	25,417,547

Loss from continuing operations before other income (expense) and income taxes	(5,163,488)	(11,524,775)	(13,695,697)	(21,349,985)

Other income (expense):
Other income	40,455	127,008	91,212	227,020
Change in fair value of derivative instruments	-	1,827,112	(42,702,815)	6,553,772
Gain (loss) on extinguishment of debt	-	-	42,702,815	-
Loss on legal settlement	-	-	-	(17,654)
Interest expense	(5,331,681)	(1,651,629)	(16,510,525)	(4,700,664)
Total other income (expense), net	(5,291,226)	302,491	(16,419,313)	2,062,474

Net loss from continuing operations before income taxes	(10,454,714)	(11,222,284)	(30,115,010)	(19,287,511)

Provision for income taxes	372	-	3,622	-

Net loss from continuing operations	(10,455,086)	(11,222,284)	(30,118,632)	(19,287,511)

Net loss from discontinued operations	(370,151)	(787,155)	(1,053,471)	(2,828,030)

Net loss	(10,825,237)	(12,009,439)	(31,172,103)	(22,115,541)
Deemed dividend from trigger of down round provision feature	(2,280,280)	-	(53,341,619)	-
Net loss to common shareholders	$(13,105,157)	$(12,009,439)	$(84,513,722)	$(22,115,541)

Net loss per common share:
Basic and diluted: continuing operations	$(10.59)	$(122.24)	$(122.12)	$(368.16)

Basic and diluted: discontinued operations	(0.31)	(8.57)	(1.54)	(53.98)

Total Basic and diluted	$(10.90)	$(130.81)	$(123.66)	$(422.14)

Weighted average number of common shares outstanding during the period:
Basic and diluted	1,202,299	91,808	683,411	52,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

	Preferred Stock										Additional		Total
	Series G		Series H		Series F		Total		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2016	215	$2	10,019	$100	-	$-	10,234	$102	186,692	$1,867	$45,752,999	$(60,640,864)	$(14,885,896)
Conversion of preferred stock into common stock	-	-	(7,785)	(78)	-	-	(7,785)	$(78)	370,446	3,704	(3,627)	-	-
Preferred stock issued for business acquisition	-	-	-	-	1,750,000	17,500	1,750,000	$17,500	-	-	156,597	-	174,097
Common stock issued in exchange for warrants	-	-	-	-	-	-	-	-	2,056	21	57,848	-	57,869
Shares issued in settlement of notes payable and warrants	-	-	-	-	-	-	-	-	26,667	267	439,733	-	440,000
Exchange of preferred stock for convertible debentures	-	-	(2,174)	(22)	-	-	(2,174)	(22)	-	-	(2,173,978)	-	(2,174,000)
Conversion of debentures into common stock	-	-	-	-	-	-	-	-	548,932	5,489	4,058,672	-	4,064,161
Rounding up of common shares in connection with reverse stock split	-	-	-	-	-	-	-	-	526	5	(5)	-	-
Common stock granted to employees	-	-	-	-	-	-	-	-	185	2	(2)	-	-
Discount on convertible debentures	-	-	-	-	-	-	-	-	-	-	252,143	-	252,143
Warrants and benefical conversion features related to the issuance of convertible notes	-	-	-	-	-	-	-	-	-	-	24,177,258	-	24,177,258
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	34,081		34,081
Deemed dividend from trigger of down round provision feature	-	-	-	-	-	-	-	-	-	-	53,341,619	(53,341,619)	-
Restricted stock issued to employees	-	-	-	-	-	-	-	-	181,933	1,819	81,145	-	82,964
Common stock issued for services and severance	-	-	-	-	-	-	-	-	41,667	417	160,586	-	161,003
Shares returned to treasury	-	-	-	-	-	-	-	-	(4,933)	(49)	49		-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(31,172,103)	(31,172,103)
Balance at September 30, 2017	215	$2	60	$0	1,750,000	$17,500	1,750,275	$17,502	1,354,171	$13,542	$126,335,119	$(145,154,586)	$(18,788,423)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows used in operating activities:
Net loss from continuing operations	$(30,118,632)	$(19,287,511)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,508,042	2,037,910
Non-cash gain on derivative instruments	-	(6,653,774)
Stock issued for services	161,003	9,310
Stock-based compensation	34,081	884,165
Bad debt expense	1,051,590	3,667,992
Non-cash interest expense	8,441,043	-
Amortization of debt discount	6,228,352	2,474,497
Non-cash settlement of debt	(50,000)	-
Loss (gain) on extinguishment of debt	(42,702,815)	(100,000)
Change in fair value of derivative instrument	42,702,815	-
Loss from discontinued operations	(1,053,471)	(2,828,030)
Changes in operating assets and liabilities:
Accounts receivable	(252,717)	1,878,086
Inventory	(73,732)	-
Prepaid expenses and other current assets	2,672	236,612
Security deposits	(16,059)	3,040
Accounts payable	1,367,689	(1,679,960)
Accrued expenses	2,081,876	331,797
Income tax assets and liabilities	(451,997)	2,202,206
Net cash used in operating activities of continuing operations	(11,140,260)	(16,823,660)
Net cash used in discontinued operations	(643,181)	(216,614)
Net cash used in operating activities	(11,783,441)	(17,040,274)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(1,554,499)	(15,998)
Net cash used in investing activities of continuing operations	(1,554,499)	(15,998)
Net cash provided by investing activites of discontinued operations	1,936	79,271
Net cash provided by (used in) investing activities	(1,552,563)	63,273

Cash flows provided by financing activities:
Proceeds from the issuance of common stock and warrants, net of offering cost	-	7,521,036
Proceeds from issuance of related party notes payable and advances	3,805,000	8,285,000
Proceeds from issuance of notes payable and debentures	15,742,500	5,394,500
Payments on related party notes payable and advances	(3,860,000)	(6,000,000)
Payments on notes payable	(1,042,524)	(5,715,000)
Payments on capital lease obligations	(1,342,970)	(791,365)
Net cash provided by financing activities of continuing operations	13,302,006	8,694,171
Net cash used in financing activities of discontinued operations	-	(36,056)
Net cash provided by financing activities	13,302,006	8,658,115

Net (decrease) in cash	(33,998)	(8,318,886)

Cash at beginning of period	75,017	8,833,230

Cash at end of period	$41,019	$514,344

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the 2016 audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 10, 2017. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC, and therefore omit or condense certain footnotes and other information normally included in consolidated interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods reported herein. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

During the three and nine months ended September 30, 2017 and 2016, comprehensive loss was equal to the net loss amounts presented in the accompanying condensed consolidated statements of operations. In addition, certain prior year balances have been reclassified to conform to the current presentation.

Reclassification

The Company has reclassified certain amounts in the 2016 condensed consolidated financial statements to be consistent with the 2017 presentation. These principally relate to classification of certain revenues, cost of revenues and related segment data, as well as balance sheet classifications to assets and liabilities held for sale. Reclassifications relating to the discontinued operations of AMSG are described further in Note 14. The reclassifications had no impact on operations or cash flows for the three and nine months ended September 30, 2016.

Reverse Stock Splits

On February 7, 2017, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-30 reverse stock split of the Company’s shares of common stock effective on February 22, 2017 and on September 21, 2017, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-15 reverse stock split effective October 5, 2017 (the “Reverse Stock Splits”). The stockholders of the Company had approved these amendments to the Company’s Certificate of Incorporation on December 22, 2016 for the February 7, 2017 reverse stock split and on September 20, 2017 for the October 5, 2017 reverse stock split. In both cases, the Company’s stockholders had granted authorization to the Board of Directors to determine in its discretion the specific ratio, subject to limitations, and the timing of the reverse splits within certain specified effective dates.

As a result of the Reverse Stock Splits, every 30 shares of the Company’s then outstanding common stock was combined and automatically converted into one share of the Company’s common stock, par value $0.01 per share, on February 7, 2017 and every 15 shares of the Company’s then outstanding common stock was combined and automatically converted into one share of the Company’s common stock, par value $0.01 per share, on October 5, 2017. In addition, the conversions and exercise prices of all of the Company’s outstanding preferred stock, common stock purchase warrants, stock options, restricted stock, equity incentive plans and convertible notes payable were proportionately adjusted at the 1:30 reverse split ratio and again at the 1:15 reverse split ratio in accordance with the terms of such instruments. In addition, proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Splits, other than as a result of the rounding up of fractional shares in the February reverse split and the payment of cash in lieu of fractional shares in the October reverse split, as no fractional shares were issued in connection with the Reverse Stock Splits.

The par value and other terms of the common stock were not affected by the Reverse Stock Splits. The authorized capital of the Company of 500,000,000 shares of common stock and 5,000,000 shares of preferred stock were also unaffected by the Reverse Stock Splits.

All share, per share and capital stock amounts for all periods presented have been restated to give effect to the Reverse Stock Splits.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Adoption of ASU 2017-11

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11 “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815).” The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

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

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

The Company has determined that this amendment had a material impact on its condensed consolidated financial statements and has early adopted this accounting standard update. The cumulative effect of the adoption of ASU 2017-11 resulted in the reclassification of the derivative liability recorded of $56 million and the reversal of $41 million of interest expense recorded in the Company’s first fiscal quarter of 2017. The remaining $16 million was offset to additional paid in capital (discount on convertible debenture). Additionally, the Company recognized a deemed dividend from the trigger of the down round provision feature of $53.3 million. A $51 million deemed dividend was recorded retrospectively as of the beginning of the issuance of the March 2017 debentures where the initial derivative liability was recorded. A $2.3 million deemed dividend adjustment was recorded in the three months ended September 30, 2017 as a result of the down round provision feature.

Going Concern

The Company’s condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated significant losses and has negative cash flows from operations, and at September 30, 2017 had a working capital deficit and stockholders’ deficit of $18.0 million and $18.8 million, respectively, which raise substantial doubt about its ability to continue as a going concern. In addition, the Company’s cash position as of the date of this report is critically deficient, critical payments are not being made in the ordinary course of business and certain indebtedness in the amount of $6.0 million matured on March 31, 2017, which the Company does not have the financial resources to satisfy (see Note 5), all of which raise substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to consider efficiencies and is currently using one laboratory for the majority of its toxicology diagnostics thereby reducing the number of employees and associated operating expenses, in order to reduce costs. In addition, the Company received approximately $15.7 million in cash from the issuances of debentures and warrants in the first nine months of 2017 (see Note 6), $3.8 million from related parties and an additional $4.0 million of proceeds on October 30, 2017 from the issuance of convertible preferred stock (see Note 15). In July 2017, the Company announced that it plans to spin off its Advanced Molecular Services Group (“AMSG”) as an independent publicly traded company by way of a tax-free distribution to its shareholders. Completion of the spinoff of AMSG is expected to occur during the first quarter of 2018, and is subject to numerous conditions, including effectiveness of a Registration Statement on Form 10 to be filed with the Securities and Exchange Commission and consents, including under various funding agreements previously entered into by the Company. The intent of the spinoff of AMSG is to create two public companies, each of which can focus on its own strengths and operational plans. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company has reflected amounts relating to AMSG as a disposal group classified as held for sale and included as part of discontinued operations. AMSG is no longer included in the segment reporting following the reclassification to discontinued operations. The discontinued operations of AMSG are described further in Note 14. The Company also announced that the Big South Fork Medical Center received CMS regional office licensure approval and opened its doors on August 8, 2017. The hospital provided services to over 1,854 patients and recognized approximately $0.6 million of revenues during the three months ended September 30, 2017. The Company may amend its current revenue recognition policy and percentage for the hospital when payments are received to support amended revenue recognition methodologies. Therefore, the Company expects that the opening of the hospital will continue to provide additional revenue and cash flow sources.

There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to significantly reduce its operating costs, increase its revenues and eventually regain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Events

Common Stock Listing

Effective October 25, 2017, the Company’s common stock (RNVA) and warrants to purchase common stock (RNVAW) were no longer listed on the Nasdaq Stock Market but began trading on the OTCQB instead, as more fully discussed in Note 15.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Financing Agreements

On October 30, 2017, the Company issued its Series I-1 Convertible Preferred Stock, and modified the anti-dilution provisions of certain outstanding debentures and warrants that were issued in March 2017, as more fully discussed in Note 15.

Note 2 – Accounts Receivable

Accounts receivable at September 30, 2017 (unaudited) and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Accounts receivable - laboratory services	$4,118,407	$12,715,835
Accounts receivable - hospital	2,982,771	-
Accounts receivable - all others	528,196	499,508
Total accounts receivable	7,629,374	13,215,343
Less:
Allowance for discounts	(3,583,014)	(11,664,490)
Allowance for discounts - hospital	(2,368,565)	-
Allowance for bad debts	(1,276,769)	(350,954)
Accounts receivable, net	$401,026	$1,199,899

Note 3 – Property and Equipment

Property and equipment at September 30, 2017 (unaudited) and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Medical equipment	$713,799	$696,195
Building	1,359,484	-
Equipment	461,912	461,912
Equipment under capital leases	4,497,025	4,497,025
Furniture	408,101	377,630
Leasehold improvements	1,333,385	1,329,387
Vehicles	196,534	196,534
Computer equipment	587,742	564,742
Software	1,859,289	1,739,348
	11,417,271	9,862,773
Less accumulated depreciation	(8,327,224)	(6,819,183)
Property and equipment, net	$3,090,047	$3,043,590

On January 13, 2017, the Company completed an asset purchase agreement to acquire certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Hospital Assets”). The Hospital Assets include a 52,000 square foot hospital building and 6,300 square foot professional building on approximately 4.3 acres. Scott County Community Hospital, which has since been renamed as Big South Fork Medical Center, is classified as a Critical Access Hospital (rural). The Company acquired the Hospital Assets out of bankruptcy for a purchase price of $1.0 million, and the purchase price has been recorded as property and equipment in the Company’s condensed consolidated balance sheet. The Company opened the hospital on August 8, 2017.

Depreciation expense on property and equipment was $0.5 million and $0.7 million for the three months ended September 30, 2017 and 2016, and $1.5 million and $2.0 million for the nine months ended September 30, 2017 and 2016, respectively. Management periodically reviews the valuation of long-lived assets, including property and equipment, for potential impairment. Management did not recognize any impairment of these assets during the nine months ended September 30, 2017 and 2016.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Accrued Expenses

Accrued expenses at September 30, 2017 (unaudited) and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Commisions payable	$29,860	$44,788
Accrued payroll and related liabilities	1,755,131	493,521
Accrued interest	2,211,588	1,471,191
Other accrued expenses	1,013,719	872,529
Total accrued expenses	$5,010,298	$2,882,029

Note 5 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At September 30, 2017 (unaudited) and December 31, 2016, notes payable consisted of the following:

Notes Payable – Third Parties

	September 30, 2017	December 31, 2016
Loan payable under prepaid forward purchase contract	$5,000,000	$5,000,000

Loan payable to TCA Global Master Fund, LP ("TCA") in the original principal amount of $3 million at 16% interest (the "TCA Debenture"). Principal and interest payments due in various installments through December 31, 2017.	1,957,476	3,000,000

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the "Tegal Notes"). Prinicpal and interest payments are due annually from July 12, 2015 through July 12, 2017	341,612	341,612

Other convertible notes payable	-	440,000

Unamortized discount on other convertible notes	-	(179,889)
Derivative liability associated with the TCA Debenture, at fair value	-	409,524
	7,299,088	9,011,247
Less current portion	(7,299,088)	(9,011,247)
Notes payable - third parties, net of current portion	$-	$-

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract whereby the Company received consideration in the amount of $5.0 million. The receivables had an estimated collectable value of $8.7 million which had been adjusted down to approximately $1.5 million on the Company’s balance sheet as of December 31, 2016 and $0 as of September 30, 2017. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $0.5 million, (ii) all payments recovered from the accounts receivable up to $5.25 million, if paid in full within six months, or $5.5 million, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty has not been paid $6.0 million, the Company was required to pay the difference, plus 30% interest per annum on the total balance. To date, the Company has not recovered any payments against the accounts receivable. As of September 30, 2017, the Company has accrued $1.9 million for the counterparty’s required investment return, which is reflected in accrued expenses in the accompanying condensed consolidated balance sheet, and $6.9 million was due to the counterparty on September 30, 2017. The Company does not have the financial resources to repay this obligation.

The Company did not make the required monthly principal and interest payments due under the TCA Debenture for the period from October 2016 through March 2017. On February 2, 2017, the Company made a payment to TCA in the amount of $0.4 million which was applied to accrued and unpaid interest and fees, including default interest, as of the date of payment. On March 21, 2017, the Company made a payment to TCA in the amount of $0.75 million, of which approximately $0.1 million was applied to accrued and unpaid interest and fees in accordance with the terms of the TCA Debenture. Also on March 21, 2017, the Company entered into a letter agreement with TCA, which (i) waived any payment defaults through March 21, 2017; (ii) provided for the $0.75 million payment discussed above; (iii) set forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million was to be repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provided for payment of an additional service fee in the amount of $150,000, which was due on June 27, 2017, the day after effective date of the registration statement filed by the Company; which amount is reflected in accrued expenses in the accompanying condensed consolidated balance sheet at September 30, 2017. In addition, TCA entered into an intercreditor agreement with the purchasers of the convertible debentures (see Note 6) which sets forth rights, preferences and priorities with respect to the security interests in the Company’s assets. On September 19, 2017, the Company entered into a new agreement with TCA, which extended the repayment schedule through to December 31, 2017. The Company is current with its payments.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On September 15, 2016, the Company entered into an agreement with two investors whereby the Company sold to the investors convertible notes in the aggregate principal amount of $0.4 million (the “September 2016 Notes”). The September 2016 Notes were convertible into shares of the Company’s common stock at a conversion price of $112.50 per share. In conjunction with the sale of the September 2016 Notes, the Company issued warrants to purchase an aggregate of 4,444 shares of the Company’s common stock at an exercise price of $180.00 per share. Based on the allocation of the net proceeds from the September 2016 Notes to the fair value of the warrants, and the resulting beneficial conversion features, the Company recognized a discount for the entire face value of the September 2016 Notes, which was accreted through the notes’ maturity date of March 15, 2017. On March 13, 2017, the September 2016 Notes, along with the accompanying warrants, were exchanged for 26,667 shares of the Company’s common stock.

The Company did not make the principal payments under the Tegal Notes that were due on July 12, 2016. On November 3, 2016, the Company received a default notice from the holders of the Tegal Notes demanding immediate repayment of the outstanding principal and accrued interest aggregating to $0.4 million. On December 7, 2016 the Company received a breach of contract complaint with a request for entry of a default judgment (see Note 11). To date, the Company has yet to repay this amount.

Notes Payable – Related Parties

	September 30, 2017	December 31, 2016
Loan payable to Alcimede LLC, bearing interest at 6% per annum, with all principal and interest due on February 2, 2018	$168,500	$218,500

Other advances from related parties	55,000	110,000
	223,500	328,500
Less current portion	(223,500)	(328,500)
Total notes payable - related parties, net of current portion	$-	$-

On February 3, 2015, the Company borrowed $3.0 million from Alcimede LLC (“Alcimede”). Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede. The note has an interest rate of 6% and was originally due on February 2, 2016. Alcimede later agreed to extend the maturity date of the loan to August 2, 2017. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase 66,667 shares of the Company’s common stock at an exercise price of $37.50 per share, and the loan outstanding was reduced in satisfaction of the aggregate exercise price of $2.5 million. In August of 2016, $0.3 million was repaid by the Company through the issuance of shares of common stock. In March of 2017, the Company and Mr. Lagan agreed that a payment made to Alcimede in the amount of $50,000 would be deducted from the outstanding balance of the note. On August 2, 2017, the Company and Alcimede agreed to further extend the maturity date of the loan to February 2, 2018.

The remaining balance due on this loan as of September 30, 2017 was $0.2 million, including accrued interest.

During the nine months ended September 30, 2017, the Company repaid $0.1 million that was outstanding to a former principal stockholder, and borrowed an additional $75,000 from this same stockholder of which $50,000 has been repaid and $3.6 million from Mr. Diamantis, a director of the Company, which has been fully repaid (see Note 7).

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Debentures

The carrying amount of all outstanding debentures as of September 30, 2017 (unaudited) is as follows:

September 30, 2017
Debentures	$20,962,234
Discount on Debentures	(16,398,666)
Deferred financing fees	(324,563)
4,239,005
Less current portion	-
Debentures	$4,239,005

There were no debentures outstanding as of December 31, 2016.

February Offering

On February 2, 2017, the Company issued $1.6 million aggregate principal amount of Original Issue Discount Convertible Debentures due three months from the date of issuance (the “February Debentures”) and warrants to purchase an aggregate of 6,667 shares of common stock, which can be exercised at any time after August 17, 2017 at an exercise price of $38.70 per share (the “February Warrants”), to an accredited investor for a purchase price of $1.5 million. On March 21, 2017, the February Debentures were exchanged for $2.5 million of exchange debentures as more fully discussed below.

March Offerings

On March 21, 2017, the Company issued $10.85 million aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due March 21, 2019 (the “Convertible Debentures”). The Company received net proceeds from this transaction in the approximate amount of $8.4 million. The Company used $3.8 million of the net proceeds to repay the 2017 Diamantis Note (see Note 7) and $0.75 million of the net proceeds to make the partial repayment on the TCA Debenture (see Note 5). The remainder of the net proceeds were used for general corporate purposes. In conjunction with the issuance of the Convertible Debentures, the holder of the February Debentures exchanged these debentures for $2.5 million of new debentures (the “Exchange Debentures” and, collectively with the Convertible Debentures, the “March Debentures”) on the same terms as, and pari passu with, the Convertible Debentures and warrants. The Company recorded non-cash interest expense in the amount of $0.4 million as a result of this exchange. Additionally, the holders of an aggregate of $2.2 million stated value of the Company’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) exchanged such preferred stock into $2.7 million principal amount of Exchange Debentures and warrants. The March Debentures contain a 24% original issue discount, have no regularly scheduled interest payments except in the event of a default and have a maturity date of March 21, 2019.

In connection with the March Debentures the Company issued warrants to purchase an aggregate of 9,166,616 shares of the Company’s common stock to several accredited investors. The warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C Warrants (collectively, the “March Warrants”). The Series A Warrants are exercisable for 3,214,911 shares of the Company’s common stock. They are immediately exercisable and have a term of exercise equal to five years. The Series B Warrants are exercisable for 2,736,794 shares of the Company’s common stock and are exercisable for a period of 18 months commencing immediately. The Series C Warrants are exercisable for 3,214,911 shares of the Company’s common stock and have a term of five years provided such warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. At September 30, 2017, the Series A, Series B and Series C Warrants each have an exercise price of $5.85 per share, which reflects an adjustment pursuant to their terms. The Series A, Series B and Series C Warrants are subject to “full ratchet” and other customary anti-dilution protections.

The March Debentures are convertible into shares of the Company’s common stock, at a conversion price which has been adjusted pursuant to the terms of the March Debentures to $5.85 per share as of September 30, 2017, due to prices at which the Company has subsequently issued shares of common stock. The Convertible Debentures began to amortize monthly commencing on the 90th day following the closing date. The Exchange Debentures began to amortize monthly on the closing date. On each monthly amortization date, the Company may elect to repay 5% of the original principal amount of the March Debentures in cash or, in lieu thereof, the conversion price of such debentures will thereafter be 85% of the volume weighted average price at the time of conversion. In the event the Company does not elect to pay such amortization amounts in cash, each investor, in their sole discretion, may increase the conversion amount subject to the alternative conversion price by up to four times the amortization amount. The March Debentures contain customary affirmative and negative covenants. The conversion prices are subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary anti-dilution protections as more fully described in the debentures.

The March Debentures are secured by all of the Company’s assets and are guaranteed by substantially all of the Company’s subsidiaries. Between March 22, 2017 and September 30, 2017, holders of the March Debentures converted an aggregate of $4.1 million of these debentures into 548,932 shares of common stock.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The exercise prices of the March Warrants issued in connection with the March Debentures are subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then exercise price, as well as other customary anti-dilution protections. As a result of these provisions, both the March Debentures and the March Warrants were deemed to be not indexed to the Company’s common stock, and the Company recognized derivative liabilities for the embedded conversion feature of the March Debentures and the March Warrants in the original amount of $15.3 million and $41.3 million, respectively. The Company recognized a discount for 100% of the principal value of the March Debentures and non-cash interest expense in the amount of $43.7 million in connection with the recognition of these derivative liabilities. As a result of the adoption of ASU 2017-11 in the second quarter of 2017, the interest expense and derivative liability originally recognized were adjusted and extinguished during the three months ended June 30, 2017. See Note 1 for the adoption of ASU 2017-11 for the retrospective adjustments made to the Company’s condensed consolidated financial statements with respect to the derivative liabilities associated with these debentures and warrants.

June Offerings

In June 2017, the Company issued debentures due three months from the date of issuance in two issuances (collectively, the “June Debentures”) and warrants to purchase an aggregate of 100,000 shares of common stock (33,333 warrants in the June 2, 2017 transaction and 66,667 in the June 22, 2017 transaction), which can be exercised at any time after nine months at an exercise price of $5.85 per share for the June 2, 2017 warrants and $5.70 per share for the June 22, 2017 warrants (collectively the “June Warrants”), to accredited investors for a purchase price of $1,902,700 and proceeds to the Company of $1.5 million. The Company recorded a discount on the debentures of $107,700 which has been fully amortized. As more fully discussed below, on July 17, 2017, the June Debentures were exchanged.

July Offerings

On July 17, 2017, the Company closed an offering of $4,136,862 aggregate principal amount of Original Issue Discount Debentures due October 17, 2017 (the “July Debentures”) and warrants to purchase an aggregate of 141,333 shares of common stock (the “July Warrants”) for consideration of $2,000,000 in cash and the exchange of the full $1,902,700 aggregate principal amount of the June Debentures. Under the Purchase Agreement, the Company was required to hold a stockholders’ meeting to obtain stockholder approval for at least a 1-for-8 reverse split of the Company’s common stock on or before September 20, 2017. Accordingly, the Company’s stockholders approved a reverse stock split on September 20, 2017 and the Company effected a 1-for-15 reverse stock split of its common stock on October 5, 2017, as further discussed in Note 1. The July Debentures were guaranteed by substantially all of the subsidiaries of the Company pursuant to a Subsidiary Guarantee in favor of the holders of the July Debentures. As more fully discussed below, on September 19, 2017, the July Debentures were exchanged for $6.4 million of exchange debentures.

The July Warrants are exercisable into shares of the Company’s common stock at any time from and after six months from the closing date at an exercise price of $5.63 per common share (subject to adjustment). The July Warrants will terminate five years after they become exercisable.

September Offerings

On September 19, 2017, the Company closed an offering of $2,604,000 principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019 (the “New Debentures”) and three series of warrants to purchase an aggregate of 6,935,517 shares of the Company’s common stock (the “Series A Warrants,” the “Series B Warrants,” and the “Series C Warrants,” and collectively, the “September Warrants”). The offering was pursuant to the terms of a Securities Purchase Agreement, dated as of August 31, 2017 (the “Purchase Agreement”), between the Company and certain existing institutional investors of the Company. The Company received proceeds of $2,100,000 from the offering.

Also on September 19, 2017, the Company closed exchanges by which the holders of the Company’s July Debentures exchanged $4,136,862 principal amount of such debentures for $6,412,136 principal amount of new debentures on the same items as, and pari passu with, the New Debentures (the “September Exchange Debentures” and, together with the New Debentures, the “September Debentures”). The Company recorded non-cash interest expense in the amount of $1.0 million as a result of this exchange. All issuance amounts of the September Debentures reflect a 24% original issue discount.

The September Debentures contain customary affirmative and negative covenants. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the debentures. The September Debentures may be converted at any time into shares of the Company’s common stock. The September Debentures begin to amortize monthly commencing on October 1, 2017. For the first three amortization dates, the amortization amount is $100,000. Thereafter, on each monthly amortization date, the Company may elect to repay 5% of the original principal amount of September Debentures in cash or, in lieu thereof, the conversion price of such September Debentures shall thereafter be 85% of the volume weighted average price at the time of conversion. In the event the Company does not elect to pay such amortization amounts in cash, each investor, in their sole discretion, may increase the conversion amount subject to the alternative conversion price by up to four times the amortization amount.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Series A Warrants are exercisable for an aggregate of 2,311,829 shares of the Company’s common stock. They are immediately exercisable and have a term of exercise equal to five years. The Series B Warrants are exercisable for an aggregate of 2,311,859 shares of the Company’s common stock and are exercisable for a period of 18 months commencing immediately. The Series C Warrants are exercisable for an aggregate of 2,311,829 shares of the Company’s common stock, and have a term of five years provided such Series C Warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. The September Warrants each have an exercise price of $3.90. All of the September Warrants are subject to “full ratchet” and other customary anti-dilution protections.

The Company’s obligations under the September Debentures are secured by a security interest in all of the Company’s and its subsidiaries’ assets, pursuant to the terms of the Security Agreement, dated as of March 20, 2017.

During the nine months ended September 30, 2017, the Company realized approximately $15.7 million in proceeds from the issuances of these debentures and warrants. At September 30, 2017, the unamortized discounts were $16.4 million. These discounts represent original issue discounts, the relative fair value of the warrants issued with the debentures and the relative fair value of the beneficial conversion features of the debentures. During the three and nine months ended September 30, 2017, the Company recorded approximately $4.8 million and approximately $14.7 million of non-cash interest and amortization of debt discount expense primarily in connection with the debentures and warrants.

See Note 9 for summarized information related to warrants issued and the activity during the nine months ended September 30, 2017.

Note 7 – Related Party Transactions

In addition to the transactions discussed in Note 5, the Company had the following related party transactions during the nine months ended September 30, 2017 and 2016:

In January and February of 2017, the Company received advances aggregating $3.6 million from Christopher Diamantis, a director of the Company. The advances, along with $0.5 million of previously accrued but unpaid interest, were due on demand, bearing interest at 10% per annum. The Company used the advances to pay the purchase price for the Hospital Assets and for general corporate purposes. On March 7, 2017, the Company issued a promissory note to Mr. Diamantis in the amount of $3.8 million (the “2017 Diamantis Note”) in connection with these advances received in 2017, plus accrued and unpaid interest of $0.5 million. In conjunction with the issuance of the 2017 Diamantis Note, the Company also issued to Mr. Diamantis warrants to purchase 27,667 shares of the Company’s common stock, exercisable at $15.00. The 2017 Diamantis Note was repaid on March 21, 2017 with the proceeds received from the issuance of the Convertible Debentures (see Note 6). In May and June of 2017, the Company received advances from Mr. Diamantis, net of repayments totaling $0.2 million, at a 10% annum interest rate, which amount was paid in full on July 18, 2017.

Alcimede billed the Company $0.4 million and $0.3 million for consulting fees pursuant to a consulting agreement for each of the nine months ended September 30, 2017 and 2016, respectively.

Monarch Capital, LLC (“Monarch”) billed the Company for consulting fees pursuant to a consulting agreement in the amount of $0.1 million for the nine months ended September 30, 2017 and 2016, respectively. The agreement expired on August 31, 2017. Michael Goldberg, a director of the Company up until his resignation effective April 24, 2017, is the Managing Director of Monarch.

Note 8 – Capital Lease Obligations

The Company leases various assets under capital leases expiring through 2020 as follows. At September 30, 2017 (unaudited) and December 31, 2016, capital lease obligations consisted of the following:

	September 30, 2017	December 31, 2016

Medical equipment	$4,497,025	$4,497,025
Less accumulated depreciation	(3,582,631)	(2,809,511)

Net	$914,394	$1,687,514

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Aggregate future minimum rentals under capital leases are as follows:

Year ended December 31,
2017 (October through December)	$493,282
2018	1,427,375
2019	377,919
2020	32,611
Total	2,331,187

Less interest	103,983
Present value of minimum lease payments	2,227,204

Less current portion of capital lease obligations	1,491,666
Capital lease obligations, net of current portion	$735,538

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares, par value $0.01, of preferred stock authorized. As of September 30, 2017, the Company had outstanding 1,750,275 shares of preferred stock consisting of 215 shares of its Series G Preferred Stock, 60 shares of its Series H Preferred Stock and 1,750,000 shares of its Series F Convertible Preferred Stock (the “Series F Preferred Stock”).

During the nine months ended September 30, 2017, 7,785 shares of Series H Preferred Stock were converted into 370,446 shares of common stock in accordance with the terms of the Series H Preferred Stock. Also during the nine months ended September 30, 2017, 2,174 shares of Series H Preferred Stock with a stated value of $2.2 million were exchanged for Exchange Debentures with an aggregate principal amount of $2.7 million and warrants (see Note 6).

In connection with the acquisition of Genomas, Inc., on September 27, 2017, which is more fully discussed in Note 14, the Company issued 1,750,000 shares of its Series F Preferred Stock valued at $174,097. The following is a summary of certain terms and provisions of the Company’s Series F Preferred Stock:

Rank. The Series F Preferred Stock ranks on parity to our common stock.

Conversion. Each share of the Series F Preferred Stock is convertible into shares of our common stock (subject to adjustment as provided in the related certificate of designation of preferences, rights and limitations) at any time after the first anniversary of the issuance date at the option of the holder at a conversion price equal to the greater of $29.25 or the average closing price of the Company’s common stock for the 10 trading days immediately preceding the conversion. The maximum number of shares of common stock issuable upon the conversion of the Series F Preferred Stock is 59,829. Any shares of Series F Preferred Stock outstanding on the fifth anniversary of the issuance date will be mandatorily converted into common stock at the applicable conversion price on such date.

Liquidation Preference. In the event of our liquidation, dissolution or winding-up, holders of Series F Preferred Stock will be entitled to receive the same amount that a holder of common stock would receive if the Series F Preferred Stock were fully converted into shares of our common stock at the conversion price (assuming for such purposes that the Series F Preferred Stock is then convertible) which amounts shall be paid pari passu with all holders of common stock.

Voting Rights. Each share of Series F Preferred Stock shall have one vote, and the holders of the Series F Preferred Stock shall vote together with the holders of our common stock as a single class.

Dividends. The holders of the Series F Preferred Stock will participate, on an as-if-converted-to-common stock basis, in any cash dividends to the holders of common stock.

Redemption. At any time, from time to time after the first anniversary of the issuance date, we have the right to redeem all or any portion of the outstanding Series F Preferred Stock at a price per share equal to $1.95 plus any accrued but unpaid dividends.

Negative Covenants. As long as any shares of Series F Preferred Stock are outstanding, the Company may not amend, alter or repeal any provision of our certificate of incorporation, the certificate of designation or our bylaws in a manner that materially adversely affects the powers, preferences or rights of the Series F Preferred Stock.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Preferred Stock Issued Subsequent to September 30, 2017

In October 2017, the Company issued its Series I-1 Convertible Preferred Stock in connection with a financing as more fully discussed in Note 15.

Common Stock

The Company had 1,354,171 and 186,692 shares of common stock outstanding at September 30, 2017 and December 31, 2016, respectively. The Company issued 1,167,479 shares of its common stock during the nine months ended September 30, 2017 as follows:

The February 22, 2017 reverse stock split, which is more fully described in Note 1, resulted in the issuance of 526 shares of common stock due to the rounding up of fractional shares.

On March 13, 2017, the Company issued 26,667 shares of common stock in settlement of $0.4 million of outstanding notes and warrants (see Note 5).

On March 15, 2017, the Company agreed to issue 2,056 shares of common stock to the holders of a like number of warrants to purchase the Company’s common stock in exchange for the warrants valued at $57,868.

During the nine months ended September 30, 2017, the Company issued 548,932 shares of its common stock upon conversion of $4.1 million of the principal amount of the March Debentures (See Note 6).

On July 25, 2017, the Company issued 8,333 shares of its common stock valued at $42,510 for severance owed to a former employee under the terms of the Company’s equity plan. The equity plan is more fully described below.

On August 14, 2017, the Company issued 181,933 shares of restricted stock to employees and directors, and later returned 4,933 shares of this stock to treasury, as more fully discussed under the heading Restricted Stock below.

On August 23, 2017, the Company issued 33,334 shares of its common stock in payment of professional service fees valued at $118,493.

Restricted Stock

On August 14, 2017, the Board of Directors, based on the recommendation of the Compensation Committee of the Board and in accordance with the provisions of the 2007 Equity Plan, approved grants to employees and directors of the Company of an aggregate of 181,933 shares of restricted common stock of the Company. The grants fully vest on the first anniversary of the date of grant, subject to the grantee’s continued status as an employee or director, as the case may be, on the vesting date. During the nine months ended September 30, 2017, 4,933 shares of the restricted stock were forfeited by their terms and returned to treasury and cancelled.

During the nine months ended September 30, 2017, the Company recognized stock-based compensation in the amount of $82,974 for the grant of the restricted stock based on a valuation of $3.75 per share. At September 30, 2017, the Company had approximately $580,750 of unrecognized compensation cost related to the restricted stock.

Stock Options

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Equity Plan (the “2007 Equity Plan”). Tegal Corporation is the predecessor entity to the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. During the nine months ended September 30, 2017 and 2016, the Company recognized stock-based compensation in the amount of $34,081 and $0.7 million, respectively, for the vesting of outstanding stock options. The 2007 Equity Plan terminated pursuant to its terms in September 2017. The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2017:

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Number of options	Weighted- average exercise price	Weighted- average contractual term (Yrs.)
Outstanding at December 31, 2016	47,268	$1,941.45	8.93
Granted	-	-
Expired	-	-
Forfeit	(8,790)	-
Exercised	-	-
Outstanding at September 30, 2017	38,478	$2,072.75	8.68
Exercisable at September 30, 2017	31,811	$2,445.84

As of September 30, 2017, the Company had approximately $155,582 of unrecognized compensation cost related to stock options granted under the Company’s 2007 Equity Plan, which is expected to be recognized over a weighted-average period of 1.03 years.

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock. The following summarizes the information related to warrants issued and the activity during the nine months ended September 30, 2017:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2016	93,843	$175.50
Warrants issued during the period	17,900,999	$4.58
Warrants exchanged/exercised during period	(6,500)
Warrants expired during the period	-
Balance at September 30, 2017	17,988,342	$5.40

During the nine-months ended September 31, 2017, the Company issued 16,350,132 warrants with a weighted average exercise price of $5.03 per share in connection with the issuances of debentures as more fully discussed in Note 6.

Basic and Diluted Loss per Share

Basic loss per share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For the three and nine months ended September 30, 2017 and 2016, basic loss per share is the same as diluted loss per share.

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2017 and 2016, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	As of September 30,
	2017	2016
Warrants	17,988,342	78,102
Convertible preferred stock	71,147	47,463
Convertible debt	4,353,898	3,911
Stock options	38,478	49,331
	22,451,865	178,807

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 10 – Supplemental Disclosure of Cash Flow Information

The supplemental cash flow information for the nine months ended September 30, 2017 and 2016 (unaudited) is as follows:

	Nine Months Ended September 30,
	2017	2016
Cash paid for interest	$1,106,835	$1,237,622
Cash paid for income taxes	$506,313	$-

Non-cash investing and financing activities:
Services and severance settled through issuance of common stock	$161,003	$2,131,829
Exchange of convertible debentures for convertible debentures and warrants	$10,734,336	$-
Series F Preferred Stock issued for business acquisition	$174,097	$-
Note payable and warrants settled through issuance of common stock	$440,000	$-
Convertible debenture issued in exchange of Series H Preferred Stock	$2,695,760	$-
Debentures converted into common stock	$4,064,162	$-
Deemed dividend for trigger of down round provision feature	$53,341,619	$-

Note 11 – Commitments and Contingencies

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

Biohealth Medical Laboratory, Inc, and PB Laboratories, LLC (the “Companies”) filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA - issued and CIGNA - administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which recently reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans as well as self-funded plans.

The Company’s Epinex Diagnostics Laboratories, Inc. subsidiary was sued in a California state court by two former employees who alleged that they were wrongfully terminated, as well as for a variety of unpaid wage claims. The parties entered into a settlement agreement of this matter on July 29, 2016 for approximately $0.2 million, and the settlement was consummated on August 25, 2016. In October of 2016, the plaintiffs in this matter filed a motion with the court seeking payment for attorneys’ fees in the approximate amount of $0.7 million. On March 24, 2017, the court granted plaintiffs’ motion for payment of attorneys’ fees in the amount of $0.3 million, and the Company has accrued this amount in its condensed consolidated financial statements. Additionally, the Company is seeking indemnification for these amounts from Epinex Diagnostics, Inc. (“EDI”), the seller of Epinex Diagnostic Laboratories, Inc. (“EDL”), pursuant to a Stock Purchase Agreement entered into by and among the parties.

In February 2016, the Company received notice that the Internal Revenue Service (the “IRS”) placed a lien against Medytox Solutions, Inc. and its subsidiaries relating to unpaid 2014 taxes due, plus penalties and interest, in the amount of $5.0 million. The Company paid $0.1 million toward its 2014 tax liability on March 2016. The Company filed its 2015 Federal tax return on March 15, 2016 and the accompanying election to carryback the reported net operating losses was filed in April 2016. On August 24, 2016, the lien was released, and on September of 2016 the Company received a refund from the IRS in the amount of $1.9 million. In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return. The Company is currently unable to predict the outcome of the audit or any liability to the Company that may result from the audit.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. On January 25, 2017, the Company paid the DOR $250,000 as partial payment on this liability, and in February 2017 the Company entered into a Stipulation Agreement with the DOR which will allow the Company to make monthly installment payments of $35,000 until February 2018 and negotiate a new payment agreement then, if the balance of $0.3 million cannot be satisfied in a lump sum. If at any time during the Stipulation period the Company fails to timely file any required tax returns with the DOR or does not meet the payment obligations under the Stipulation Agreement, the entire amount due will be accelerated. The Company is current with the agreed payment plan.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra (see Note 8). On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. In January and February of 2017, the Company made payments to Tetra in connection with this judgment aggregating to $0.7 million, and on February 15, 2017 the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due will be paid in 24 equal monthly installments. Payments commenced on May 1, 2017. The Company is current with its payments.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 8). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due will be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company is current in its payments.

On December 7, 2016, the holders of the Tegal Notes (see Note 5) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of $0.4 million, including accrued interest. A request for entry of default judgment was filed on January 24, 2017. A Case Management Conference is scheduled for December 5, 2017. The Company has submitted a settlement agreement proposal to the holders of the Tegal Notes and is awaiting a response.

Note 12 – Segment Information

Operating segments are defined under U.S. GAAP as components of an enterprise for which discrete financial information is available and are evaluated regularly by the enterprise’s chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in four reportable business segments:

●	Clinical Laboratory Operations, which specializes in providing urine and blood toxicology and pain medication testing to physicians, clinics and rehabilitation facilities in the United States.

●	Supportive Software Solutions, including EHR and medical billing and laboratory information management systems.

●	Hospital Operations, which reflects the purchase of the Hospital Assets (see Note 3) and the operations of Scott County Community Hospital, which has since been renamed as Big South Fork Medical Center.

●	Corporate, which reflects consolidated company wide support services such as finance, legal counsel, human resources, and payroll.

The Company’s Decision Support and Informatics segment is now included in discontinued operations as it has been classified as held for sale as of September 30, 2017. The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and in Note 1 for the adoption to ASU 2017-11. Selected financial information for the Company’s operating segments is as follows:

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues - External
Clinical Laboratory Operations	$586,663	$(9,085)	$1,994,639	$3,461,987
Supportive Software Solutions	208,070	50,447	698,359	605,575
Hospital Operations	619,478	-	619,478	-
	$1,414,211	$41,362	$3,312,476	$4,067,562
Net revenues - Intersegment (***)
Supportive Software Solutions	217,431	502,055	501,924	1,036,396
	$217,431	$502,055	$501,924	$1,036,396
(Loss) income from operations
Clinical Laboratory Operations	$(1,039,118)	$(7,364,096)	$(3,809,146)	$(10,590,435)
Supportive Software Solutions	(660,800)	(1,253,386)	(1,721,694)	(3,800,893)
Hospital Operations	(2,093,805)	-	(3,114,473)	-
Corporate	(1,369,765)	(2,940,956)	(5,058,565)	(7,059,644)
Eliminations	-	33,663	8,181	100,987
	$(5,163,488)	$(11,524,775)	$(13,695,697)	$(21,349,985)
Depreciation and amortization
Clinical Laboratory Operations	$410,801	$549,748	$1,265,174	$1,646,167
Supportive Software Solutions	25,015	163,749	227,999	490,236
Hospital Operations	15,436	-	22,045	-
Corporate	345	745	1,005	2,494
Eliminations	-	(33,663)	(8,181)	(100,987)
	$451,597	$680,579	$1,508,042	$2,037,910
Capital expenditures
Clinical Laboratory Operations	$-	$-	$-	$6,000
Supportive Software Solutions	-	-	-	9,998
Hospital Operations	160,413	-	1,554,499	-
	$160,413	$-	$1,554,499	$15,998

***` Intersegment revenues are eliminated in consolidation.

	September 30, 2017	December 31, 2016
Total assets
Clinical Laboratory Operations	$1,686,167	$3,986,126
Supportive Software Solutions	1,767,251	2,602,428
Decision Support and Informatics	-	60,000
Hospital Operations	1,748,986	-
Corporate	3,037,112	2,130,191
Assets of AMSG classified as held for sale	997,497	414,662
Eliminations	(2,871,080)	(2,711,014)
	$6,365,933	$6,482,393

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 13 – Recently Issued Accounting Standards

The following table provides a brief description of recently issued accounting standards:

Title and reference	Prescribed	Commentary
Effective Date
ASU No. 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory.	Fiscal years beginning after December 15, 2016 and for interim periods therein.	In July 2015, the FASB issued ASU No. 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the measurement of inventory by requiring certain inventory to be subsequently measured at the lower of cost and net realizable value. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016 and for interim periods therein and did not have a significant impact on the Company’s consolidated financial statements upon adoption.
ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”	Fiscal years beginning after December 15, 2017 and for interim periods therein.	In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In April 2015, FASB deferred the effective date of this guidance until January 1, 2018 and the Company is currently assessing the impact of this guidance on its consolidated financial statements.
ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40): Disclosure of Uncertainty about an Entity’s Ability to Continue as a Going Concern.	Fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted.	In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40): Disclosure of Uncertainty about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance that establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. Adoption of this new standard did not have a significant impact on the Company’s consolidated financial statements. See Note 1 regarding management’s current disclosures regarding the Company’s ability to continue as a going concern.
ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”	Fiscal years beginning on or after December 15, 2016, with early adoption permitted.	In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”	Annual and interim periods within the annual period beginning after December 15, 2018.	In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU 2016-02 is permitted. The Company has not yet determined the impact that adoption of ASU 2016-02 will have on its consolidated financial statements.
ASU No. 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815)” (“ASU 2017-11”)	Fiscal years beginning on or after December 15, 2018, with early adoption permitted.	The Company adopted this amendment as of its period ended June 30, 2017 (see Note 1).

ASU No. 2017-12, “Derivatives and Hedging (Topic 815)”(“ASU 2017-12”)	For public business entities, the amendments in this ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption permitted in any interim period after issuance of this ASU.	The amendments in ASU 2017-12 (“Update”) provide recognition and presentation guidance for qualifying hedges. The amendments in this Update more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments address specific limitations in current U.S. GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. Thus, the amendments will enable an entity to report more faithfully the economic results of hedging activities for certain fair value and cash flow hedges and will avoid mismatches in earnings by allowing for greater precision when measuring change in fair value of the hedged item for certain fair value hedges. Additionally, by aligning the timing of recognition of hedge results with the earnings effect of the hedged item for cash flow and net investment hedges, and by including the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented, the results of an entity’s hedging program and the cost of executing that program will be more visible to users of financial statements. Additionally, the amendments in this Update should ease the operational burden of applying hedge accounting by allowing more time to prepare hedge documentation and allowing effectiveness assessments to be performed on a qualitative basis after hedge inception. The Company has not yet determined the impact that adoption of ASU 2017-12 will have on its consolidated financial statements.

Note 14 – Discontinued Operations

On July 12, 2017, the Company announced plans to spin off AMSG as an independent publicly traded company by way of a tax-free distribution to the Company’s stockholders. Completion of the spinoff is expected to occur in the first quarter of 2018 and is subject to numerous conditions, including effectiveness of a Registration Statement on Form 10 to be filed with the Securities and Exchange Commission, and consents, including under various funding agreements previously entered into by the Company. A record date to determine those stockholders entitled to receive shares in the spin off should be approximately 30 to 60 days prior to the date of the spinoff. The strategic goal of the spinoff is to create two public companies, each of which can focus on its own strengths and operational plans. In addition, after the spinoff, each company will provide a distinct and targeted investment opportunity.

In accordance with ASC 205-20 and having met the criteria for “held for sale”, as the Company reached this decision prior to September 30, 2017, the Company has reflected amounts relating to AMSG as a disposal group classified as held for sale and included as part of discontinued operations. AMSG had been included in the Decision Support and Informatics segment, except for the Company’s subsidiary, Alethea Laboratories, Inc., which had been included in the Clinical Laboratory Operations segment. Segment disclosures in Note 12 no longer include amounts relating to AMSG following the reclassification to discontinued operations.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the condensed consolidated balance sheets consisted of the following:

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	September 30, 2017	December 31, 2016
	(unaudited)	(unaudited)
Cash	$8,690	$2,962
Accounts receivable, net	6,503	267,681
Prepaid expenses and other current assets	53,582	67,257
Current assets classified as held for sale	$68,775	$337,900

Property and equipment, net	$-	$53,012
Goodwill	914,972	-
Deposits	13,750	23,750
Non-current assets classified as held for sale	$928,722	$76,762

Accounts payable (includes related parties)	$837,989	$422,864
Accrued expenses	253,991	1,253,117
Current portion of notes payable	276,632	-
Current liabilities classified as held for sale	$1,368,612	$1,675,981

Non-current liabilities classified as held for sale	$-	$26,598

Major line items constituting loss from discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2017 and 2016 consisted of the following:

	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)
Revenue from services	$224,224	$1,154,967
Cost of services	9,282	162,266
Gross profit	214,942	992,701
Operating expenses	1,225,638	4,073,873
Other income (expenses)	42,775	(253,142)
Loss from discontinued operations	$(1,053,471)	$(2,828,030)

Acquisition of Genomas, Inc. on September 27, 2017

On September 29, 2016, the Company announced that it had entered into a Stock Purchase Agreement (the “Purchase Agreement”) to acquire the remaining outstanding equity securities of Genomas, Inc. (“Genomas”) that the Company did not already own, representing approximately 85% of the outstanding equity interests in Genomas, for 1,750,000 shares of the Company’s newly - designated Series F Preferred Stock. (The Series F Preferred Stock is more fully described in Note 9 and below.) Genomas is a biomedical company that develops PhyzioType Systems for DNA-guided management and prescription of drugs used to treat mental illness, pain, heart disease, and diabetes. The Company had previously announced that on July 19, 2016 it acquired approximately 15% of the outstanding equity of Genomas from Hartford Healthcare Corporation (“Hartford”), along with approximately $1.5 million of notes payable to Hartford and certain rights to and license participation in technology that is used by Genomas, for $250,000 in cash. Under the terms of the Purchase Agreement, the Company also agreed to assume approximately $0.8 million of indebtedness and other obligations of Genomas. The closing of this acquisition, which was subject to, among other things, receipt of regulatory and licensure approvals as well as other customary closing conditions, did not occur until September 27, 2017. As a result of delays in the closing of the transaction, the Company expensed all amounts previously paid for the company during the fourth quarter of 2016, including outstanding advances to Genomas in the amount of $0.4 million. Genomas will be spun-off as part of AMSG, so it is presented here in discontinued operations.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Series F Preferred Stock issued effective September 27, 2017 has an aggregate stated value of $1,750,000, and is convertible into shares of the Company’s common stock at any time after the one-year anniversary of the closing date at a conversion price per common share equal to the greater of $29.25 or the average closing sales price of the Company’s common stock for the 10 trading days immediately preceding the conversion. The maximum number of common shares issuable upon the conversion of the Series F Preferred Stock is 59,829. The Company valued the Series F Preferred Stock based on the value of the common stock issuable upon conversion on the date of the acquisition, which was $174,097.

The following table summarizes the (preliminary) fair values of assets acquired and liabilities assumed at the acquisition date of Genomas. The Fair Market Value appears to equal cost. The Company has one year to revalue goodwill and other intangible assets in accordance with GAAP per ASC 850-10-25-14.

Cash	$7,990
Accounts receivable, net	6,503
Accounts payable and accrued expenses	(458,736)
Deferred revenue	(20,000)
Loans payable short-term	(142,514)
Note payable long-term	(134,118)
Total identifiable net liabilities	(740,875)
Goodwill	914,972
Total consideration	$174,097

The acquisition of Genomas was accounted for under the purchase method of accounting and, accordingly, the unaudited condensed consolidated financial statements reflect the results of operations of Genomas from the date of acquisition. Unaudited pro forma results of operations for the three-months ended September 30, 2017 and 2016 and the nine-months ended September 30, 2017 and 2016 are included below. Such pro forma information assumes that the Genomas acquisition had occurred as of January 1, 2017 and 2016, respectively, and revenue is presented in accordance with our accounting policies. These unaudited pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what our results would have been had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2017	2016	2017	2016
Net Revenue	$1,439,151	$122,432	$3,460,125	$4,251,890
Loss from discontinued operations	(475,065)	452,083	(1,070,620)	(1,871,057)
Net loss	(10,930,151)	(10,770,201)	(31,189,252)	(21,158,568)
Deemed dividend from triggher of down
round provision feature	(2,280,280)	-	(53,341,619)	-
Net loss to common shareholders	$(13,210,431)	$(10,770,201)	$(84,530,871)	$(21,158,568)
Loss per share basic and diluted:
Loss per share – discontinued operations	$(0.40)	$(4.92)	$(1.57)	$(35.71)
Net loss per common share	$(10.99)	$(117.32)	$(123.69)	$(403.88)

Note 15 – Subsequent Events

Common Stock Listing

As previously announced, on April 18, 2017, the Company was notified by Nasdaq that the stockholders’ equity balance reported on the Company’s Form 10-K for the year ended December 31, 2016 fell below the $2.5 million minimum requirement for continued listing under the Nasdaq Capital Market’s Listing Rule 5550(b)(1) (the “Rule”). As of September 30, 2017, the Company reported a stockholders’ deficit of $18.8 million.

In accordance with the Rule, the Company submitted a plan to Nasdaq outlining how it intended to regain compliance. On August 17, 2017, Nasdaq notified the Company that its plan to correct the stockholders’ equity deficiency did not contain sufficient evidence to support a correction being achieved in the required time frame. The Company appealed this decision to a Hearing Panel which, on October 23, 2017, maintained this position and denied the Company a continued listing. Effective October 25, 2017, the Company’s common stock (RNVA) and warrants to purchase common stock (RNVAW) were no longer listed on the Nasdaq Stock Market but began trading on the OTCQB instead.

Subsequent to September 30, 2017, the Company has issued an aggregate of 4.3 million shares of common stock upon the conversion of debentures and exercise of warrants.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Series I-1 Convertible Preferred Stock

On October 30, 2017, the Company closed an offering of $4,960,000 stated value of its newly-authorized Series I-1 Convertible Preferred Stock (the “Series I-1 Preferred Stock”). The offering was pursuant to the terms of the Securities Purchase Agreement, dated as of October 30, 2017 (the “Purchase Agreement”), between the Company and certain existing institutional investors of the Company. The Company received proceeds of $4,000,000 from the offering.

The Purchase Agreement gives the investors the right to participate in up to 50% of any offering of common stock or common stock equivalents by the Company. In the event of any such offering, the investors may also exchange all or some of their Series I-1 Preferred Stock for such new securities on an $0.80 stated value of Series I-1 Preferred Stock for $1.00 of new subscription amount basis.

The following is a summary of certain terms and provisions of the Series I-1 Preferred Stock:

General. The Company’s board of directors has designated up to 4,960 shares of the 5,000,000 authorized shares of preferred stock as the Series I-1 Preferred Stock. Each share of Series I-1 Preferred Stock has a stated value of $1,000.

Rank. The Series I-1 Preferred Stock is senior in right of payment, including dividend rights and liquidation preference, to the Company’s Series G Preferred Stock and Series H Preferred Stock.

Conversion. Each share of Series I-1 Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to the lesser of (i) $1.00, subject to adjustment, and (ii) 85% of the lesser of the volume weighted average market price of the common stock on the day prior to conversion or on the day of conversion. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the Certificate of Designation of the Series I-1 Preferred Stock.

Liquidation Preference. Upon any liquidation, dissolution or winding-up of the Company, the holders of Series I-1 Preferred Stock shall be entitled to receive an amount equal to the stated value of the Series I-1 Preferred Stock, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing for each share of Series I-1 Preferred Stock, before any distribution or payment shall be made on any junior securities.

Voting Rights. Shares of Series I-1 Preferred Stock generally have no voting rights, except as required by law and except that the affirmative vote of the holders of a majority of the then outstanding shares of Series I-1 Preferred Stock is required to (a) alter or change adversely the powers, preferences or rights given to the Series I-1 Preferred Stock or alter or amend the Certificate of Designation of the Series I-1 Preferred Stock, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon liquidation senior to, or otherwise pari passu with, the Series I-1 Preferred Stock, (c) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (d) increase the number of authorized shares of Series I-1 Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

Dividends. Holders of Series I-1 Preferred Stock shall be entitled to receive dividends on shares of Series I-1 Preferred Stock equal (on an as-converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if dividends are paid on shares of common stock. No other dividends shall be paid on shares of Series I-1 Preferred Stock.

Redemption. Upon the occurrence of certain Triggering Events (as defined in the Certificate of Designation of the Series I-1 Preferred Stock), the holder shall, in addition to any other right it may have, have the right, at its option, to require the Company to either redeem the Series I-1 Preferred Stock in cash or in certain circumstance in shares of common stock at the redemption prices set forth in the Certificate of Designation.

Negative Covenants. As long as at least a specified number of shares of Series I-1 Preferred Stock are outstanding, unless the holders of 67% of the then outstanding shares of Series I-1 Preferred Stock shall have given prior written consent, the Company and its subsidiaries are, with certain exceptions, limited from (a) incurring indebtedness, (b) creating liens, (c) amending its charter documents, (d) repurchasing or acquiring shares of common stock or common stock equivalents, (e) paying cash dividends on junior securities, (f) entering into transactions with affiliates, or (g) entering into any agreement with respect to the foregoing.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Series I-2 Convertible Preferred Stock

On October 30, 2017, the Company entered into exchange agreements with the holders of the September Debentures to provide that the holders may, from time to time, exchange their September Debentures for shares of a newly-authorized Series I-2 Convertible Preferred Stock of the Company (the “Series I-2 Preferred Stock”). The exchange agreements permit the holders of the September Debentures to exchange specified principal amounts of the September Debentures on various closing dates from December 2, 2017 through March 1, 2018. Any exchange is at the option of the holders. Each holder may reduce the principal amount of September Debentures exchanged on any particular closing date, or elect not to exchange any September Debentures at all on a closing date. If a holder does choose to exchange less principal amount of September Debentures, or no September Debentures at all, it can carry forward such lesser amount to a future closing date and then exchange more than the originally specified principal amount for that later closing date. For each $0.80 of principal amount of September Debenture surrendered to the Company at any closing date, the Company will issue the holder a share of Series I-2 Preferred Stock with a stated value of $1.00. Each share of Series I-2 Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to the lesser of (i) $1.00, subject to adjustment, and (ii) 85% of the lesser of the volume weighted average market price of the common stock on the day prior to conversion or on the day of conversion. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the Certificate of Designation of the Series I-2 Preferred Stock.

The following is a summary of certain terms and provisions of the Series I-2 Preferred Stock.

General. The Company’s board of directors has designated up to 12,000 shares of the 5,000,000 authorized shares of preferred stock as the Series I-2 Preferred Stock. Each share of Series I-2 Preferred Stock has a stated value of $1,000.

Rank. The Series I-2 Preferred Stock is senior in right of payment, including dividend rights and liquidation preference, to the Company’s Series G Preferred Stock and Series H Preferred Stock.

Liquidation Preference. Upon any liquidation, dissolution or winding-up of the Company, the holders of Series I-2 Preferred Stock shall be entitled to receive an amount equal to the stated value of the Series I-2 Preferred Stock, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing for each share of Series I-2 Preferred Stock, before any distribution or payment shall be made on any junior securities.

Voting Rights. Shares of Series I-2 Preferred Stock generally have no voting rights, except as required by law and except that the affirmative vote of the holders of a majority of the then outstanding shares of Series I-2 Preferred Stock is required to (a) alter or change adversely the powers, preferences or rights given to the Series I-2 Preferred Stock or alter or amend the Certificate of Designation of the Series I-2 Preferred Stock, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon liquidation senior to, or otherwise pari passu with, the Series I-2 Preferred Stock, (c) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (d) increase the number of authorized shares of Series I-2 Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

Dividends. Holders of Series I-2 Preferred Stock shall be entitled to receive dividends on shares of Series I-2 Preferred Stock equal (on an as-converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if dividends are paid on shares of common stock. No other dividends shall be paid on shares of Series I-2 Preferred Stock.

Redemption. Upon the occurrence of certain Triggering Events (as defined in the Certificate of Designation of the Series I-2 Preferred Stock), the holder shall, in addition to any other right it may have, have the right, at its option, to require the Company to either redeem the Series I-2 Preferred Stock in cash or in certain circumstance in shares of common stock at the redemption prices set forth in the Certificate of Designation.

Negative Covenants. As long as at least a specified number of shares of Series I-2 Preferred Stock are outstanding, unless the holders of 67% of the then outstanding shares of Series I-2 Preferred Stock shall have given prior written consent, the Company and its subsidiaries are, with certain exceptions, limited from (a) incurring indebtedness, (b) creating liens, (c) amending its charter documents, (d) repurchasing or acquiring shares of common stock or common stock equivalents, (e) paying cash dividends on junior securities, (f) entering into transactions with affiliates, or (g) entering into any agreement with respect to the foregoing.

Modification of Anti-Dilution Provisions of the March Debentures and March Warrants

On October 30, 2017, the Company agreed to amend the March Debentures and March Warrants, which are more fully discussed in Note 6, to remove the floor in the anti-dilution provisions therein.

Conversions of March Debentures and Exercises of Warrants

During the month of October 2017, $2,185,464.02 aggregate principal amount of March Debentures were exercised for 1,924,037 shares of common stock and the Company received $633,000 upon the exercise of Class B Warrants issued in March 2017 for the issuance of 600,000 shares of common stock.

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

Our Services

Our principal line of business to date is laboratory blood and urine testing services performed by our Clinical Laboratory Operations business segment, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Testing services to rehabilitation facilities represented approximately 60% and 85% of our revenues for the nine months ended September 30, 2017 and 2016, respectively.

Our Supportive Software Solutions segment provides a customizable EHR and revenue cycle management services providing a full suite of billing services to substance abuse and behavioral health providers, as well as a dictation-based ambulatory EHR for physician practices and advanced transcription services.

On January 13, 2017, we closed on an asset purchase agreement to acquire certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Hospital Assets”). The Hospital Assets include a 52,000 square foot hospital building and 6,300 square foot professional building on approximately 4.3 acres. Scott County Community Hospital is classified as a Critical Access Hospital (rural) with 25 beds, a 24/7 emergency department, operating rooms and a laboratory that provides a range of diagnostic services. Scott County Community Hospital closed in July 2016 in connection with the bankruptcy filing of its parent company, Pioneer Health Services, Inc. We acquired the Hospital Assets out of bankruptcy for a purchase price of $1.0 million. The hospital, which has been renamed Big South Fork Medical Center, became operational on August 8, 2017. We believe that the hospital will provide us with a stable revenue base, as well as the potential for significant synergistic opportunities with our Clinical Laboratory Operations business segment. The Company is also actively seeking opportunities regarding other similar rural hospitals.

RENNOVA HEALTH, INC.

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

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

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

We review our calculations for the realizability of gross service revenues on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payer groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payer groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed. This calculation is routinely analyzed by us on the basis of actual allowances issued by payers and the actual payments made to determine what adjustments, if any, are needed. Based on the calculations at September 30, 2017 and 2016, we determined that the collectible portion of our gross billings that should be reflected in net revenues was approximately 13% and 15%, respectively, of the outgoing gross billings.

Contractual Allowances and Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for credits and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimating and reviewing the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for contractual credits and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectability of these receivables or reserve estimates. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to provision for bad debts.

RENNOVA HEALTH, INC.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. We did not record any impairment charges during the nine months ended September 30, 2017 and 2016.

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

In July 2017, the FASB issued ASU 2017-11“Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815).” The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

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

RENNOVA HEALTH, INC.

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

Three months ended September 30, 2017 compared to three months ended September 30, 2016

The following table summarizes the results of our consolidated continuing operations for the three months ended September 30, 2017 and 2016 (unaudited):

	Three Months Ended September 30,
	2017			2016
	$		%	$		%
Net revenues		$1,414,211	100.0%		$41,362	100.0%
Operating expenses:
Direct costs of revenue		309,347	21.9%		305,157	737.8%
General and administrative expenses		5,169,478	365.5%		6,497,718	15709.4%
Sales and marketing expenses		170,028	12.0%		415,976	1005.7%
Bad debt expense		477,249	33.7%		3,666,707	8864.9%
Depreciation and amortization		451,597	31.9%		680,579	1645.4%
Loss from operations		(5,163,488)	-365.1%		(11,524,775)	-27863.2%
Interest expense		(5,331,681)	-377.0%		(1,651,629)	-3993.1%
Other income, net		40,455	2.9%		127,008	307.1%
Change in fair value of derivative instruments		-	0.0%		1,827,112	4417.4%
Gain on extinguishment of debt		-	0.0%		-	0.0%
Net loss		$(10,454,714)	-739.3%		$(11,222,284)	-27131.9%

RENNOVA HEALTH, INC.

Net Revenues

Consolidated net revenues were $1.4 million for the three months ended September 30, 2017, as compared to $41 thousand for the three months ended September 30, 2016, an increase of $1.4 million. The increase is mainly the result of two factors; (1) the opening of the Hospital which resulted in net revenues of $0.6 million for the three months ended September 30, 2017 and (2) the increase in the Clinical Laboratory Operations business segment revenue of $0.6 million compared to last year, even though there was a 75% decline in insured test volumes. The net revenue decline for the three months ended September 30, 2016 was due to the determination that the collectible portion of gross billings should be reflected at 15%, as compared to 20% from earlier in 2016. This change in estimate resulted in a reduction in net revenues in the amount of $1.7 million. Net revenues in our Supportive Software Solutions increased by $0.2 million for the three months ended September 30, 2017 compared to the same period a year ago.

Direct Cost of Revenue

Direct costs of revenue is essentially unchanged in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

General and Administrative Expenses

General and administrative expenses decreased by $1.3 million, or 20%, in the third quarter of 2017 as compared to the same period a year ago. The decrease is mainly the result of a $1.1 million reduction in employee compensation and related costs, as we significantly reduced our headcount throughout the latter half of 2016 and 2017 in response to the decline in revenues, and a $0.2 million reduction in maintenance costs for our laboratory equipment.

Sales and Marketing Expenses

The decline in sales and marketing expenses of $0.2 million, or 59%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily due to a reduction in sales employee and contractor compensation expenses in the amount of $0.2 million, as well as reduced travel, advertising and commissionable collections related to the decline in net revenues.

Bad Debt Expense

Bad debt expense for the three months ended September 30, 2017 was $0.5 million, as compared to $3.7 million for the three months ended September 30, 2016.

During the three months ended September 30, 2016, we recorded a charge of $3.5 million related to receivables in our Clinical Laboratory Operations segment that were deemed uncollectible. The primary factors in rendering these receivables uncollectible were our failure to obtain preauthorization from the third party prior to rendering services and the lack of an existing preferred provider contract with the third-party payer. We also increased the allowance for doubtful accounts for our Supportive Software Solutions segment by $0.2 million.

During the three months ended September 30, 2017, the Hospital business segment deemed uncollectible $0.4 million related to the August and September receivables since their Medicare & Medicaid certification was not approved until October 11, 2017. The Company will submit all claims for services rendered for payment since the opening of the hospital. We also increased the allowance for doubtful accounts for our Supportive Software Solutions segment by $0.1 million.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $0.5 million for the three months ended September 30, 2017 as compared to $0.7 million for the same period a year ago, as some of our property and equipment became fully depreciated during 2016 and our capital expenditures have been minimal due to the reduced sample volume at our laboratories.

Loss from Operations

Our operating loss decreased by $6.4 million, to $5.2 million for the three months ended September 30, 2017, as compared to $11.5 million for the three months ended September 30, 2016. The decrease is due to the $5.0 million decrease in total operating expenses and the $1.4 million increase in net revenues.

Interest Expense

Interest expense for the three months ended September 30, 2017 was $5.3 million, as compared to $1.7 million for the three months ended September 30, 2016. Interest expense in the three months ended September 30, 2017 includes a $4.8 million non-cash interest charge related to the issuance of convertible debentures and warrants during the period. Interest expense in the three months ended September 30, 2016 mainly consists of an interest charge of $0.5 million related to the $5 million prepaid forward purchase contract and $0.4 million of non-cash interest expense related to the accretion of debt discounts.

RENNOVA HEALTH, INC.

Other income (expense)

Other income decreased by $1.9 million for three months ended September 30, 2017 as compared to same period a year ago. The decrease consists primarily of $2.1 million in non-cash gains on the change in fair value of derivative financial instruments related to convertible notes and warrants recorded in 2016.

Net Loss

Our net loss from continuing operations for the three months ended September 30, 2017 was $10.5 million, as compared to $11.2 million for the same period of a year ago, a decrease of $0.8 million. The change is primarily due to the decrease in operating expenses of $5.0 million, an increase of $3.6 million in interest expense, and a decrease of $2.0 million in other income (expense), offset by the increase in revenue of $1.4 million.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Three Months Ended September 30,
Clinical Laboratory Operations	2017	2016	Change	%

Net revenues	$586,663	$(9,085)	$595,748	6557.5%
Operating expenses:
Direct costs of revenue	191,537	224,285	(32,748)	-14.6%
Bad debt expense	(43,887)	3,475,252	(3,519,139)	-101.3%
General and administrative expenses	897,038	2,691,078	(1,794,040)	-66.7%
Sales and marketing expenses	170,292	414,648	(244,356)	-58.9%
Depreciation and amortization	410,801	549,748	(138,947)	-25.3%

Loss from operations	$(1,039,118)	$(7,364,096)	$6,324,978	-85.9%

Key Operating Measures - Revenues:
Insured tests performed	15,415	61,106	(45,691)	-74.8%
Net revenue per insured test	$38.06	$(0.15)	$38.21	25697.9%
Revenue recognition percent of gross billings	13.0%	15.0%	-2.0%

Key Operating Measures - Direct Costs:
Total samples processed	5,320	7,850	(2,530)	-32.2%
Direct costs per sample	$36.00	$28.57	$7.43	26.0%

The following table presents key financial metrics for our Supportive Software Solutions segment:

	Three Months Ended September 30,
Supportive Software Solutions	2017	2016	Change	%

Net revenues	$208,070	$50,447	$157,623	312.5%
Operating expenses:
Direct costs of revenue	47,347	80,872	(33,525)	-41.5%
General and administrative expenses	722,790	865,143	(142,353)	-16.5%
Sales and marketing expenses	491	1,329	(838)	-63.1%
Bad debt expense	73,227	192,740	(119,513)	-62.0%
Depreciation and amortization	25,015	163,749	(138,734)	-84.7%

Loss from operations	$(660,800)	$(1,253,386)	$592,586	-47.3%

RENNOVA HEALTH, INC.

The following table presents key financial metrics for our Hospital segment:

	Three Months Ended September 30,
Hospital	2017	2016	Change	%

Net revenues	$619,478	$-	$619,478	-
Operating expenses:
Direct costs of revenue	69,145	-	69,145	-
General and administrative expenses	2,180,793	-	2,180,793	-
Bad debt expense	447,909	-	447,909	-
Depreciation and amortization	15,436	-	15,436	-

Loss from operations	$(2,093,805)	$-	$(2,093,805)	-

The following table presents key financial metrics for our Corporate group:

	Three Months Ended September 30,
Corporate	2017	2016	Change	%

Operating expenses:
General and administrative expenses	$1,364,927	$2,940,211	$(1,575,284)	-53.6%
Direct costs of revenue	1,319	-	1,319	-
Sales and marketing expenses	3,174	-	3,174	-
Depreciation and amortization	345	745	(400)	-53.7%

Loss from operations	$(1,369,765)	$(2,940,956)	$1,571,191	-53.4%

RENNOVA HEALTH, INC.

Nine months ended September 30, 2017 compared to Nine months ended September 30, 2016

The following table summarizes the results of our consolidated continuing operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017			2016
	$		%	$		%
Net revenues		$3,312,476	100.0%		$4,067,562	100.0%
Operating expenses:
Direct costs of revenue		849,632	25.6%		1,128,060	27.7%
General and administrative expenses		12,978,349	391.8%		17,142,263	421.4%
Sales and marketing expenses		620,560	18.7%		1,441,322	35.4%
Bad debt expense		1,051,590	31.7%		3,667,992	90.2%
Depreciation and amortization		1,508,042	45.5%		2,037,910	50.1%
Loss from operations		(13,695,697)	-413.5%		(21,349,985)	-524.9%
Interest expense		(16,510,525)	-498.4%		(4,700,664)	-115.6%
Other income, net		91,212	2.8%		6,763,138	166.3%
Change in fair value of derivative instruments		(42,702,815)	-1289.2%		-	0.0%
Gain on extinguishment of debt		42,702,815	1289.2%		-	0.0%
Income tax expense		3,622	0.1%		-	0.0%
Net loss		$(30,118,632)	-909.2%		$(19,287,511)	-474.2%

Net Revenues

Consolidated net revenues were $3.3 million for the nine months ended September 30, 2017, as compared to $4.1 million for the nine months ended September 30, 2016, a decrease of $0.8 million, or 19%. The decrease is mainly the result of a 72% decline in insured test volumes in our Clinical Laboratory Operations business segment, offset by the net revenue of the Hospital in the amount of $0.6 million. Net revenues in our Supportive Software Solutions increased by $0.1 million or 15% for the nine months ended September 30, 2017 as compared to the same period a year ago.

Direct Cost of Revenue

Direct costs of revenue decreased by 25%, from $1.1 million in the nine months ended September 30, 2016 to $0.8 million in the nine months ended September 30, 2017. The decrease is a result of reduced expenses for transcription, data storage and software license related to our Supportive Software Solutions segment as well as a decrease in reagents and supplies at our laboratories offset by an increase of $0.1 million related to the Hospital.

General and Administrative Expenses

General and administrative expenses decreased by $4.2 million, or 24%, for the nine months ended September 30, 2017, compared to the same period a year ago. The decrease is mainly the result of a $3.0 million reduction in employee compensation and related costs, net of Hospital employee compensation of $1.6 million, as we significantly reduced our headcount throughout the latter half of 2016 and 2017 in response to the decline in revenues in our Clinical and Supportive Software, and a $0.2 million reduction in maintenance costs for our laboratory equipment and a $0.8 million decrease in stock compensation expense.

Sales and Marketing Expenses

The decline in sales and marketing expenses of $0.8 million, or 57%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to a reduction in sales employee and contractor compensation expenses in the amount of $0.8 million, as well as reduced travel, advertising and commissionable collections related to the decline in net revenues.

Bad Debt Expense

Bad debt expense for the nine months ended September 30, 2017 was $1.1 million, as compared to $3.7 million for the same period of a year ago. The decrease is mainly due to the $3.5 million bad debt charge in 2016 related to receivables in our Clinical Laboratory Operations segment.

RENNOVA HEALTH, INC.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $1.5 million for the nine months ended September 30, 2017 as compared to $2.0 million for the same period a year ago, as some of our property and equipment became fully depreciated during 2016 and our capital expenditures have been minimal due to the reduced sample volume at our laboratories. Most of the capital expenditures for the Hospital in the amount of $1.5 million, started depreciating at the time the Hospital was opened in August 2017.

Loss from Operations

Our operating loss decreased by $7.7 million, to $13.7 million for the nine months ended September 30, 2017, as compared to $21.3 million for the nine months ended September 30, 2016. The decrease is due to the $8.4 million decrease in total operating expenses partially offset by the $0.8 million decrease in net revenues.

Interest Expense

Interest expense for the nine months ended September 30, 2017 was $16.5 million, as compared to $4.7 million for the nine months ended September 30, 2016. Interest expense in the nine months ended September 30, 2017 includes a $8.5 million non-cash interest charge related to the issuance of convertible debentures and warrants during the period, and $6.2 million for amortization of debt discount.

Other income (expense)

Other income (expense) decreased by $6.8 million for nine months ended September 30, 2017 as compared to the same period a year ago. The decrease consists of the $6.8 million in non-cash gains on the change in fair value of derivative financial instruments related to convertible notes and warrants recorded in 2016.

Net Loss

Our net loss from continuing operations for the nine months ended September 30, 2017 was $30.1 million, as compared to $19.3 million for the same period a year ago, an increase of $10.8 million. The change is primarily due to the increase of $12.2 million in non-cash interest and amortization of debt discount charge, and a decrease of $6.8 million in other income (expense), offset by a decrease in loss from operations of $7.7 million.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Nine Months Ended September 30,
Clinical Laboratory Operations	2017	2016	Change	%

Net revenues	$1,994,639	$3,461,987	$(1,467,348)	-42.4%
Operating expenses:
Direct costs of revenue	605,593	898,444	(292,851)	-32.6%
Bad debt expense	526,934	3,475,252	(2,948,318)	-84.8%
General and administrative expenses	2,794,143	6,592,565	(3,798,422)	-57.6%
Sales and marketing expenses	611,941	1,439,994	(828,053)	-57.5%
Depreciation and amortization	1,265,174	1,646,167	(380,993)	-23.1%

(Loss) income from operations	$(3,809,146)	$(10,590,435)	$6,781,289	-64.0%

Key Operating Measures - Revenues:
Insured tests performed	52,374	187,283	(134,909)	-72.0%
Net revenue per insured test	$38.08	$18.49	$19.60	106.0%
Revenue recognition percent of gross billings	13.0%	15.0%	-2.0%

Key Operating Measures - Direct Costs:
Total samples processed	16,246	19,039	(2,793)	-14.7%
Direct costs per sample	$37.28	$47.19	$(9.91)	-21.0%

RENNOVA HEALTH, INC.

The following table presents key financial metrics for our Supportive Software Solutions segment:

	Nine Months Ended September 30,
Supportive Software Solutions	2017	2016	Change	%

Net revenues	$698,359	$605,575	$92,784	15.3%
Operating expenses:
Direct costs of revenue	122,728	229,616	(106,888)	-46.6%
General and administrative expenses	1,992,088	3,492,547	(1,500,459)	-43.0%
Sales and marketing expenses	491	1,329	(838)	-63.1%
Bad debt expense	76,747	192,740	(115,993)	-60.2%
Depreciation and amortization	227,999	490,236	(262,237)	-53.5%

Loss from operations	$(1,721,694)	$(3,800,893)	$2,079,199	-54.7%

The decrease in general and administrative expenses relates primarily to the reduction in employee compensation and related costs, as we significantly reduced our headcount.

The following table presents key financial metrics for our Hospital segment:

	Nine Months Ended September 30,
Hospital	2017	2016	Change	%

Net revenues	$619,478	$-	$619,478	-
Operating expenses:
Direct costs of revenue	78,815	-	78,815	-
General and administrative expenses	3,185,182	-	3,185,182	-
Bad debt expense	447,909	-	447,909	-
Depreciation and amortization	22,045	-	22,045	-

Loss from operations	$(3,114,473)	$-	$(3,114,473)	-

The following table presents key financial metrics for our Corporate group:

	Nine Months Ended September 30,
Corporate	2017	2016	Change	%

Operating expenses:
General and administrative expenses	$5,006,936	$7,057,150	$(2,050,214)	-29.1%
Direct costs of revenue	42,496	-	42,496	-
Sales and marketing expenses	8,128	-	8,128	-
Depreciation and amortization	1,005	2,494	(1,489)	-59.7%

Loss from operations	$(5,058,565)	$(7,059,644)	$2,001,079	-28.3%

The decrease in general and administrative expenses is mainly due to reductions in stock-based compensation in 2017 as compared to the prior year in the amount of $0.8 million, $0.7 million of interest and penalties that were recognized in 2016 in connection with unpaid taxes, and a $0.3 million decrease in salaries due to headcount reduction.

RENNOVA HEALTH, INC.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2016 and through September 30, 2017, we have financed our operations primarily from the sale of our equity securities, short-term advances from related parties, the issuance of debentures and the proceeds we received from pledging certain of our accounts receivable as discussed below. Future cash needs for working capital, capital expenditures and potential acquisitions will require management to seek additional equity or obtain additional credit facilities. The sale of additional equity will result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

At September 30, 2017, we had cash on hand from continuing operations of approximately $41,019, a working capital deficit of $18.0 million and a stockholders’ deficit of $18.8 million. In addition, we incurred a loss from continuing operations of $30.1 million for the nine months ended September 30, 2017. As of the date of this report, our cash position is critically deficient and payments critical to our ability to operate are not being made in the ordinary course. Our fixed operating expenses, including payroll, rent, capital lease payments and other fixed expenses, including the costs required to operate Big South Fork Medical Center, are approximately $1.5-$2.0 million per month.

On October 30, 2017, we raised $4.0 million from the issuance of our Series I-1 Convertible Preferred Stock (the “Series I-1 Preferred Stock”) as more fully discussed below. However, our failure to raise additional capital in the coming months will have a material adverse effect on our ability to operate our business. In addition, we will be required to raise additional capital in order to fund our operations for the next twelve months. There can be no assurances that we will be able to raise the necessary capital on terms that are acceptable to us, or at all. If we are unable to secure the necessary funding as and when required, it will have a material adverse effect on our business and we may be required to downsize, further reduce our workforce, sell some of our assets or possibly curtail or even cease operations, raising substantial doubt about our ability to continue as a going concern.

On July 12, 2017 we announced that we plan to spin off the Advanced Molecular Services Group (“AMSG”) as an independent publicly traded company by way of a tax-free distribution to our shareholders. Completion of the spinoff is expected to occur during the first quarter of 2018, and is subject to numerous conditions, including effectiveness of a Registration Statement on Form 10 to be filed with the Securities and Exchange Commission and consents, including under various funding agreements previously entered into by the Company. The intent of the spinoff is to create two public companies, each of which can focus on its own strengths and operational plans. We also announced on July 24, 2017 that the Big South Fork Medical Center received CMS regional office licensure approval. The hospital opened in August 2017. We expect that the hospital will provide us additional revenue and cash flow sources.

During 2017, we entered into financings as follows:

In 2017, we received short-term advances from Christopher Diamantis, a member of our Board of Directors, in the amount of $3.3 million. On March 7, 2017 we issued a promissory note to Mr. Diamantis in the amount of $3.8 million (the “2017 Diamantis Note”) in connection with the advances we received in 2017, plus accrued and unpaid interest reflecting the advances we received in both fiscal 2016 and 2017, in the amount of $0.5 million.

On February 2, 2017, we issued $1.59 million of convertible debentures (the “February Debentures”) and warrants to purchase 6,667 shares of our common stock and received cash proceeds of $1.5 million.

On March 21, 2017, we issued $10.85 million aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due two years from the date of issuance (the “Convertible Debentures”) and three series of warrants to purchase shares of our common stock to several accredited investors. We received net proceeds from this transaction in the approximate amount of $8.4 million. We used $3.8 million of the net proceeds to repay the 2017 Diamantis Note and $0.75 million of the net proceeds to make a partial repayment on the TCA Debenture (as defined below). The remainder of the net proceeds were used for general corporate purposes. In conjunction with the issuance of the Convertible Debentures, the holder of the February Debentures exchanged these debentures for $2.7 million of new debentures (the “Exchange Debentures” and, collectively with the Convertible Debentures, the “March Debentures”) on the same terms as, and pari passu with, the Convertible Debentures and warrants. Additionally, the holders of an aggregate of $2.2 million stated value of our Series H Convertible Preferred Stock (the “Series H Preferred Stock”) exchanged such preferred stock into $2.5 million principal amount of Exchange Debentures and warrants. All of the March Debentures contain a 24% original issue discount.

On June 2, 2017 and June 22, 2017, we issued $1.9 million aggregate principal amount of Original Issue Discount Debentures due three months from the date of issuance of these two issuances (collectively, the “June Debentures”) and warrants to purchase an aggregate of 100,000 shares of common stock to accredited investors for a purchase price of $1.8 million and cash proceeds of $1.5 million.

RENNOVA HEALTH, INC.

On July 17, 2017, we closed an offering of $4,136,862 aggregate principal amount of Original Issue Discount Debentures due October 17, 2017 and warrants to purchase an aggregate of 141,333 shares of common stock for consideration of $2,000,000 in cash and the exchange of the $1,902,700 aggregate principal amount of Original Issue Discount Debentures due September 22, 2017 issued by us on June 22, 2017.

On September 19, 2017, we closed an offering of $2,604,000 principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019 (the “New Debentures”) and three series of warrants to purchase shares of our common stock. The offering was pursuant to the terms of a Securities Purchase Agreement, dated as of August 31, 2017, between us and certain of our existing institutional investors. We received proceeds of $2,100,000 from the offering.

Also on September 19, 2017, we closed exchanges by which the holders of our July Debentures exchanged $4,136,862 principal amount of such debentures for $6,412,136 principal amount of new debentures and warrants on the same items as, and pari passu with, the New Debentures (the “September Exchange Debentures” and, together with the New Debentures, the “September Debentures”). All issuance amounts of the September Debentures reflect a 24% original issue discount.

On October 30, 2017, we closed an offering of $4,960,000 stated value of our newly-authorized Series I-1 Preferred Stock. The offering was pursuant to the terms of the Securities Purchase Agreement, dated as of October 30, 2017, between us and certain of our existing institutional investors. We received proceeds of $4,000,000 from the offering.

In September of 2016, we received $0.4 million from the sale of convertible notes and warrants with a maturity date of March 15, 2017. On March 13, 2017, these securities were exchanged for 26,666 shares of our common stock.

On March 31, 2016, we entered into an agreement to pledge certain of our accounts receivable as collateral against a prepaid forward purchase contract. The receivables had an estimated collectable value of $8.7 million which had been adjusted down to approximately $1.5 million and $0 on our balance sheet as of December 31, 2016 and September 30, 2017, respectively. The consideration received was $5.0 million. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from us on the consideration, with a minimum repayment term of six months and minimum return of $0.5 million, (ii) all payments recovered from the accounts receivable up to $5.25 million, if paid in full within six months, or $5.5 million, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty has not been paid $6.0 million, we were required to pay the difference, plus 30% interest per annum on the total balance. As of September 30, 2017, and the date of this report, we had not collected any amounts due on these receivables, and $6.9 million, including accrued interest, is currently due to the counterparty. We currently do not have the financial resources to satisfy this obligation. Mr. Diamantis has guaranteed our payment obligation under this agreement.

On November 3, 2016, we received a Notice of Default from TCA Global Credit Master Fund, LP (“TCA”), the holder of a secured convertible debenture with an original outstanding principal amount of $3.0 million (the “TCA Debenture”), related to our failure to pay the monthly principal and interest payments required under the TCA Debenture. Prior to our issuance of the March Debentures on March 21, 2017, we had not made the last nine required payments under the TCA Debenture, other than a $0.4 million payment we made in February of 2017. In conjunction with the issuance of the March Debentures on March 21, 2017, we entered into a letter agreement with TCA, which (i) waived any non-payment default through March 21, 2017; (ii) provided for the $0.75 million payment discussed above; (iii) set forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million was to be repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provided for payment of an additional service fee in the amount of $150,000, which was due on June 27, 2017, the day after the effective date of the registration statement filed by us; which amount is reflected in accrued expenses in the accompanying consolidated balance sheet at September 30, 2017. In addition, TCA entered into an intercreditor agreement with the purchasers of the March Debentures which sets forth rights, preferences and priorities with respect to the security interests in our assets. On September 19, 2017, the Company entered into a new agreement with TCA, which extended the repayment schedule through to December 31, 2017. The Company is current with its payments.

As of September 30, 2017, we were party to the following legal matters:

Biohealth Medical Laboratory, Inc, and PB Laboratories, LLC (the “Companies”) filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA - issued and CIGNA - administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which recently reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans as well as self-funded plans.

Our Epinex Diagnostics Laboratories, Inc. subsidiary had been sued in a California state court by two former employees who alleged that they were wrongfully terminated, as well as for a variety of unpaid wage claims. The parties entered into a settlement agreement of this matter on July 29, 2016 for approximately $0.2 million, and the settlement was consummated on August 25, 2016. In October of 2016, the plaintiffs in this matter filed a motion with the court seeking payment for attorneys’ fees in the approximate amount of $0.7 million. On March 24, 2017, the court granted plaintiffs’ motion for payment of attorneys’ fees in the amount of $0.3 million, and we have accrued this amount in its condensed consolidated financial statements. Additionally, we are seeking indemnification for these amounts from Epinex Diagnostics, Inc. (“EDI”), the seller of Epinex Diagnostic Laboratories, Inc. (“EDL”), pursuant to a Stock Purchase Agreement entered into by and among the parties.

RENNOVA HEALTH, INC.

In February 2016, we received notice that the Internal Revenue Service (the “IRS”) had placed a lien against Medytox Solutions, Inc. and its subsidiaries relating to unpaid 2014 taxes due, plus penalties and interest, in the amount of $5.0 million. We paid $0.1 million toward the 2014 tax liability on March 2016. We filed our 2015 Federal tax return on March 15, 2016 and the accompanying election to carryback the reported net operating losses was filed in April 2016. On August 24, 2016, the lien was released, and in September of 2016, we received a refund from the IRS in the amount of $1.9 million. In November of 2016, the IRS commenced an audit of our 2015 Federal tax return. We are currently unable to predict the outcome of the audit or any liability to us that may result from the audit.

On September 27, 2016, a tax warrant was issued against us by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. On January 25, 2017, we paid the DOR $250,000 as partial payment on this liability, and in February 2017, we entered into a Stipulation Agreement with the DOR which will allow us to make monthly installment payments of $35,000 until February 2018 and negotiate a new payment agreement then, if the balance of $0.3 million cannot be satisfied in a lump sum. If at any time during the Stipulation period we fail to timely file any required tax returns with the DOR or do not meet the payment obligations under the Stipulation Agreement, the entire amount due will be accelerated. The Company is current with the agreed payment plan.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against us for failure to make the required payments under an equipment leasing contract that we had with Tetra. On January 3, 2017, Tetra received a Default Judgment against us in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. We have recognized this amount in our consolidated financial statements as of December 31, 2016. In January and February of 2017, we made payments to Tetra in connection with this judgment aggregating to $0.7 million, and on February 15, 2017, we entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due will be paid in 24 equal monthly installments. Payments commenced on May 1, 2017. The Company is current with its payments.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against us for failure to make the required payments under an equipment leasing contract that we had with DeLage. On January 24, 2017, DeLage received a default judgment against us in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. We have recognized this amount in our consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due will be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company is current with its payments.

On December 7, 2016, the holders of the notes payable to CommerceNet and Jay Tannenbaum (the “Tegal Notes”) filed suit against us seeking payment for the amounts due under the notes in the aggregate of $0.4 million, including accrued interest. A request for entry of default judgment was filed on January 24, 2017. A Case Management Conference is scheduled for December 5, 2017.

The following table presents our capital resources as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016	Change

Cash	$41,019	$75,017	$(33,998)
Working capital	(17,990,110)	(16,344,128)	(1,645,982)
Total debt, excluding discounts and deferred financing fees	28,484,822	9,339,747	19,145,075
Capital lease obligations	2,227,204	3,570,174	(1,342,970)
Stockholders’ deficit	$(18,788,423)	$(14,885,896)	$(3,902,527)

RENNOVA HEALTH, INC.

The following table presents the major sources and uses of cash for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change

Cash used in operations	$(11,783,441)	$(17,040,274)	$5,256,833
Cash used in investing activities	(1,552,563)	63,273	(1,615,836)
Cash provided by financing activities	13,302,006	8,658,115	4,643,891

Net change in cash	$(33,998)	$(8,318,886)	$8,284,888

The decrease in cash used in operations for the nine months ended September 30, 2017 and 2016 is presented in the following table:

	Nine Months Ended September 30,
	2017	2016	Change

Net loss	$(30,118,632)	$(19,287,511)	$(10,831,121)
Non-cash adjustments to income	17,475,571	2,320,100	15,155,471
Accounts receivable	(252,717)	1,878,086	(2,130,803)
Accounts payable and accrued expenses	3,449,565	(1,348,163)	4,797,728
Loss from discontinued operations	(1,053,471)	(2,828,030)	1,774,559
Other	(539,116)	2,441,858	(2,980,974)
Net cash used in operating activities	(11,038,800)	(16,823,660)	5,784,860
Cash used in discontinued operations	(744,641)	(216,614)	(528,027)
Cash used in operations	$(11,783,441)	$(17,040,274)	$5,256,833

The increase in cash used in investing activities is due to the acquisition of the Hospital Assets in January of 2017. Cash provided by investing activities for the nine months ended September 30, 2017 consists of $1.6 million.

Cash provided by financing activities for the nine months ended September 30, 2017 consists of the $15.7 million of net proceeds received in connection with the issuance of debentures and warrants and $1.1 million of related party payments net of advances, partially offset by payments on capital lease obligations in the amount of $1.3 million.

Cash provided by financing activities for the nine months ended September 30, 2016 consists of the $5.0 million received from the prepaid forward purchase contract and the $7.5 million in proceeds from a public offering, partially offset by the $3.4 million of related party payments, net of advances, and repayment of capital lease obligations in the amount of $0.8 million.

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

RENNOVA HEALTH, INC.

As of September 30, 2017, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of our chief executive officer and interim chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. In connection with such evaluation, management concluded that the material weakness in internal control over financial reporting identified in our Form 10-K for the year ended December 31, 2016 continued to exist, and as such our disclosure controls and procedures were not effective as of September 30, 2017. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. The Company is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal accounting department, including the addition of a full time Chief Financial Officer; (ii) beginning the process of converting to a new integrated accounting system to enhance controls and procedures for recording accounting transactions; and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department, including independent review of material cash disbursements.

Notwithstanding such material weakness, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

(b)	Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings related to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. The Company operates in a highly regulated industry which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company’s financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims, which are presented in Note 11 to the accompanying unaudited condensed consolidated financial statements.

RENNOVA HEALTH, INC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended September 30, 2017, the Company had the following issuance of unregistered sales of equity securities that was not previously disclosed on a Current Report on Form 8-K:

On August 15, 2017, the Company issued 33,334 shares of its common stock in payment of professional service fees valued at $118,493. These securities were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Amended Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017).

3.2	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed October 5, 2017.

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.146 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2017).

4.2	Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.149 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2017).

10.1	Amendment, dated July 10, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.143 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2017).

10.2	Securities Purchase Agreement, dated as of July 16, 2017, between Rennova Health Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.144 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017).

10.3	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.145 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017).

10.4	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.147 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017).

10.5	Form of Grant Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2017).

RENNOVA HEALTH, INC.

10.6	Securities Purchase Agreement, dated as of August 31, 2017, between Rennova Health Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.147 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2017).

10.7	Form of Senior Secured Original Issue Discount Convertible Debenture (incorporated by reference to Exhibit 10.148 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2017).

10.8	Form of Exchange Agreement, dated as of August 31, 2017, between Rennova Health Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.150 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2017).

10.9	Form of Security Agreement, dated March 21, 2017 (incorporated by reference to Exhibit 10.154 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017).

10.10	Subsidiary Guarantee, dated as of September 19, 2017, by the Subsidiary Guarantors party thereto, in favor of the Purchasers (incorporated by reference to Exhibit 10.156 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017).

10.11	Consent, dated as of September 19, 2017, by TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.157 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017).

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer and Interim Principal Financial Officer

32.1	Certification by the Principal Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Link base Document

101.DEF	XBRL Definition Link base Document

101.LAB	XBRL Label Link base Document

101.PRE	XBRL Presentation Link base Document

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

