Form 10-K
period 2017-12-31
Rennova Health, Inc.
filed 2018-04-24
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 0-26824

RENNOVA HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0370244
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 S. Australian Avenue, Suite 800 West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 855-1626

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 Par Value	OTCQB

Warrants to Purchase Common Stock, $0.01 Par Value	OTCQB

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 was $4,961,093.

As of April 1, 2018, the registrant had 500,000,000 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

RENNOVA HEALTH, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

RENNOVA HEALTH, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2017

PART I

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

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

Rennova Health, Inc. (together with its subsidiaries, “Rennova”, “we” or the “Company”) is a provider of an expanding group of health care services for healthcare providers, patients and individuals. Beginning in 2018, the Company intends to focus on and operate two synergistic divisions: 1) Clinical diagnostics through its clinical laboratories; and 2) Hospital operations through its Big South Fork Medical Center, which opened on August 8, 2017, and a hospital in Jamestown Tennessee, including a doctor’s practice, the assets of which we expect to acquire in the second quarter of 2018, pursuant to the terms of a definitive asset purchase agreement that we entered into on January 31, 2018, as more fully discussed below. We believe that our approach will produce a more sustainable business model and the capture of multiple revenue streams from medical providers, patients and hospital services. Management determined that because Big South Fork Medical Center was reopened after being closed and contracts with payers had to be negotiated and implemented during the first months of operation, they would recognize a 20% collection rate for the period to December 31, 2017 until there was adequate collection history to analyze and confirm anticipated collections. Jamestown is a fully operating facility.

On July 12, 2017, the Company announced plans to spin off its Advanced Molecular Services Group (“AMSG”) and in the third quarter 2017 the Company’s Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. Completion of these spinoffs is expected to occur in the third quarter of 2018. Our Board of Directors is currently considering if AMSG and HTS would be better as one combined spinoff instead of two. The spinoffs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission, and consents, including under various funding agreements previously entered into by the Company. A record date to determine those stockholders entitled to receive shares in the spinoffs should be approximately 30 to 60 days prior to the dates of the spinoffs. The strategic goal of the spinoffs is to create three (or two) public companies, each of which can focus on its own strengths and operational plans. In addition, after the spinoffs, each company will provide a distinct and targeted investment opportunity.

The Company has reflected the amounts relating to AMSG and HTS as disposal groups classified as held for sale and included in discontinued operations in the Company’s accompanying consolidated financial statements. Prior to being classified as held for sale, AMSG had been included in the Decision Support and Informatics division, except for the Company’s subsidiary, Alethea Laboratories, Inc., which had been included in the Clinical Laboratories division and HTS had been included in the Company’s Supportive Software Solutions division. The Company believes it will be able to recognize the expenditures to date, which is in excess of $20 million, as an investment after the spinoff(s) are complete.

We have received approximately $15.7 million in cash from the issuances of debentures and warrants during 2017 (see Note 8 to the consolidated financial statements), $4.3 million from related parties (see Notes 7 and 8 to the consolidated financial statements) and an additional $4.0 million of proceeds on October 30, 2017 from the issuance of our convertible preferred stock (see Note 12 to the consolidated financial statements). Subsequent to December 31, 2017, we received $2 million from the issuance of debentures and $0.8 million from the sale of stock we owned (see Note 20).

The protective covenants in the various agreements combined with the Company’s current inability to issue new shares and nonpayment of certain liabilities means that $12.4 million that might otherwise be treated as equity have been treated as derivative liabilities and had the relative effect applied to the Company’s financial statements including the profit and loss and balance sheet.

Our net loss from continuing operations for the year ended December 31, 2017 was $50.9 million, as compared to $22.6 million for the same period of a year ago. The change is primarily due to the decrease in operating expenses of $5.1 million and the increase in revenue of $1.3 million offset by $12.4 million additional expense related to the value of derivative liabilities referred to above, an increase of $15.2 million in interest expense, the decrease of $5.3 million in other income (expense), and additional income tax expense of $1.8 million.

History and Development of the Company

Medytox Solutions, Inc. (“Medytox”) was organized on July 20, 2005 under the laws of the State of Nevada. In the first half of 2011, Medytox’s management elected to reorganize as a holding company, and Medytox established and acquired a number of companies in the medical service and software sector between 2011 and 2014.

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

Holders of Company equity prior to the closing of the Merger (including all outstanding Company common stock and all restricted stock units, options and warrants exercisable for shares of Company common stock) held 10% of the Company’s common stock immediately following the closing of the Merger, and holders of Medytox equity prior to the closing of the Merger (including all outstanding Medytox common stock and all outstanding options exercisable for shares of Medytox common stock, but less certain options that were cancelled upon the closing pursuant to agreements between Medytox and such optionees) held 90% of the Company’s common stock immediately following the closing of the Merger, in each case on a fully diluted basis, provided, however, outstanding shares of Series B Convertible Preferred Stock and Series E Convertible Preferred Stock, certain outstanding convertible promissory notes exercisable for Company common stock after the closing and certain option grants expected to be made following the closing of the Merger were excluded from such ownership percentages.

Common Stock Listing

On November 3, 2015, the common stock of Rennova Health, Inc. commenced trading on The NASDAQ Capital Market under the symbol “RNVA.” Prior to that date, our common stock was listed on The NASDAQ Capital Market under the symbol “CLRX.”

On April 18, 2017, the Company was notified by NASDAQ that the stockholders’ equity balance reported on the Company’s Form 10-K for the year ended December 31, 2016 fell below the $2.5 million minimum requirement for continued listing under The Nasdaq Capital Market’s Listing Rule 5550(b)(1) (the “Rule”). In accordance with the Rule, the Company submitted a plan to Nasdaq outlining how it intended to regain compliance. On August 17, 2017, Nasdaq notified the Company that its plan to correct the stockholders’ equity deficiency did not contain sufficient evidence to support a correction being achieved in the required time frame. The Company appealed this decision to a Hearing Panel which, on October 23, 2017, maintained this position and denied the Company a continued listing. Effective October 25, 2017, the Company’s common stock (RNVA) and warrants to purchase common stock (RNVAW) were no longer listed on The Nasdaq Capital Market but began trading on the OTCQB instead.

Reverse Stock Splits

On February 7, 2017, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-30 reverse stock split of the Company’s shares of common stock effective on February 22, 2017 and on September 21, 2017, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-15 reverse stock split effective October 5, 2017 (the “Reverse Stock Splits”). The stockholders of the Company had approved these amendments to the Company’s Certificate of Incorporation on December 22, 2016 for the February 22, 2017 reverse stock split and on September 20, 2017 for the October 5, 2017 reverse stock split. In both cases, the Company’s stockholders had granted authorization to the Board of Directors to determine in its discretion the specific ratio, subject to limitations, and the timing of the reverse splits within certain specified effective dates.

As a result of the Reverse Stock Splits, every 30 shares of the Company’s then outstanding common stock was combined and automatically converted into one share of the Company’s common stock, par value $0.01 per share, on February 22, 2017 and every 15 shares of the Company’s then outstanding common stock was combined and automatically converted into one share of the Company’s common stock, par value $0.01 per share, on October 5, 2017. In addition, the conversions and exercise prices of all of the Company’s outstanding preferred stock, common stock purchase warrants, stock options, restricted stock, equity incentive plans and convertible notes payable were proportionately adjusted at the 1:30 reverse split ratio and again at the 1:15 reverse split ratio in accordance with the terms of such instruments. In addition, proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Splits, other than as a result of the rounding up of fractional shares in the February reverse split and the payment of cash in lieu of fractional shares in the October reverse split, as no fractional shares were issued in connection with the Reverse Stock Splits.

The par value and other terms of the common stock were not affected by the Reverse Stock Splits. The authorized capital of the Company of 500,000,000 shares of common stock and 5,000,000 shares of preferred stock were also unaffected by the Reverse Stock Splits. All share, per share and capital stock amounts as of and for the years ended December 31, 2017 and 2016 have been restated to give effect to the Reverse Stock Splits.

Recent Developments

Asset Purchase Agreement to Acquire Acute Care Hospital

On January 31, 2018, the Company entered into an asset purchase agreement (the “Purchase Agreement”) to acquire certain assets related to an acute care hospital located in Jamestown, Tennessee. The hospital is known as Tennova Healthcare - Jamestown and its associated assets, including a separately located doctor’s practice, are being acquired from Community Health Systems, Inc. The transaction is expected to close in the second quarter of 2018, subject to customary regulatory approvals and closing conditions. The purchase price is equal to the Net Working Capital (as defined in the Purchase Agreement), plus $1.00.

Tennova Healthcare – Jamestown is a fully-operational 85-bed facility including a 24/7 emergency department, radiology department, surgical center, and a wound care and hyperbaric center. The purchase includes a 90,000-square foot hospital building on approximately eight acres. Tennova Healthcare – Jamestown is located 38 miles from the Company’s existing hospital, the Big South Fork Medical Center, which is located in Oneida Tennessee.

Proposals Submitted to Stockholders

On March 14, 2018, the Company gave notice of a special meeting of the stockholders of the Company to be held on May 2, 2018, at 11:00 a.m., local time, to, among other things:

1. Approve an amendment to its Certificate of Incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of its common stock, par value $0.01 per share, at a specific ratio within a range from 1-for-50 to 1-for-300, and to grant authorization to its Board of Directors to determine, in its discretion, the specific ratio and timing of the reverse stock split any time before March 1, 2019, subject to the Board of Directors’ discretion to abandon such amendment;

2. Approve an amendment to its Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock from 500,000,000 to 3,000,000,000 shares; and

3. Approve the Company’s new 2018 Incentive Award Plan.

The Board of Directors fixed the close of business on March 12, 2018 as the record date for the determination of stockholders entitled to notice of and to vote at the Special Meeting.

The Company’s new 2018 Incentive Award Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards. An aggregate of 100,000,000 shares of the Company’s common stock is proposed to be available for grant pursuant to the plan. No determination has been made as to the types or amounts of awards that will be granted to specific individuals pursuant to the plan and no awards will be granted under the plan until there are shares of authorized common stock available.

Accounts Receivable Financing

As previously announced, on March 31, 2016 the Company entered into an agreement to sell certain of its accounts receivable. The agreement was originally scheduled to mature on March 31, 2017, which date was extended to March 31, 2018 by an amendment on March 24, 2017. On April 2, 2018, the Company, the purchaser and Christopher Diamantis, a Director of the Company, as guarantor, entered into a second amendment to extend further the Company’s obligation to May 30, 2018. In connection with this further extension, the purchaser received a fee of $100,000. To the extent the Company satisfies its obligations to the purchaser prior to May 30, 2018, the $100,000 fee will be reduced pro rata and the reduced portion shall be refunded to the Company.

Share Issuances

On March 6, 2018, the Board of Directors, based on the recommendation of the Compensation Committee, approved grants to employees and directors of an aggregate of 71,333,331 shares of common stock, including the following to the directors of the Company:

Seamus Lagan	26,666,667 shares
Dr. Kamran Ajami	3,333,333 shares
John Beach	3,333,333 shares
Gary L. Blum	3,333,333 shares
Christopher Diamantis	3,333,333 shares
Trevor Langley	3,333,333 shares

The shares were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer not involving a public offering.

On February 9, 2018, holders of the Company’s Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019 exercised their right for the first time under exchange agreements (the “Exchange Agreements”) entered into with the Company by electing to exchange an aggregate of $1,384,556 principal amount of such Debentures and the Company issued an aggregate 1,731 shares of its Series I-2 Convertible Preferred Stock.

Such shares of Preferred Stock were issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act.

NanoVibronix

On February 14, 2018, the Company entered into a Common Stock Purchase Agreement with two investors pursuant to which the Company agreed to sell an aggregate of 200,000 shares of common stock of NanoVibronix, Inc. owned by the Company at a purchase price of $4.00 per share. The Company had acquired the shares as a result of an investment originally made in 2011.

March 2018 Offering

On March 5, 2018, the Company closed an offering of $2,480,000 aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019. The Company received proceeds of $2,000,000 in the offering. The terms of these Debentures are the same as those issued under the previously-announced Securities Purchase Agreement, dated as of August 31, 2017. These Debentures may also be exchanged for shares of the Company’s Series I-2 Convertible Preferred Stock under the terms of the Exchange Agreements.

The Debentures were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and by Rule 506 of Registration D promulgated thereunder as a transaction by an issuer not involving a public offering.

Our Services

We are a healthcare enterprise that delivers products and services to healthcare providers, their patients and individuals. We operate in two synergistic divisions: 1) Clinical diagnostics services through our clinical laboratories; and 2) Hospital operations through our Big South Fork Medical Center and a hospital in Jamestown, Tennessee, the assets of which we expect to acquire in the second quarter of 2018. We aspire to create a more sustainable relationship with our customers by offering needed and interoperable solutions to capture multiple revenue streams from medical providers.

Clinical Diagnostics

Our principal line of business over the past few years has been clinical laboratory blood and urine testing services, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. As we expand our customer base to include pain management and other healthcare providers, testing services to rehabilitation facilities represented approximately 51% of the Company’s revenues for the year ended December 31, 2017 and approximately 100% of the Company’s revenues for the year ended December 31, 2016. We believe that we are responding to the challenges faced by today’s healthcare providers to adopt paper free and interoperable systems, and to market demand for solutions by strategically expanding our offering of diagnostics services to include a full suite of clinical laboratory services. The drug and alcohol rehabilitation and pain management sectors provide an existing and sizable target market, where the need for our services already exists and opportunity is being created by a continued secular growth and need for compliance. This sector has been fraught with difficulties over the past two years as payers reduce reimbursement and cover for diagnostics in this sector. The lack of consistency between payer’s policies and their requirement for proof of medical necessity has created uncertainty for ordering physicians and testing laboratories and their ability to receive payment. We have reduced the number of laboratories we operate in first quarter 2018 to one facility in West Palm Beach, Florida.

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

Clinical Laboratory Operations

The Company, through its wholly-owned MDI subsidiary, owns and operates the following clinical laboratory:

Laboratory	Location
EPIC Reference Labs, Inc.	Riviera Beach, FL

During the year 2016 and year ended December 31, 2017, the Company experienced a substantial decline in the volume of samples processed at its laboratories and continued difficulty in receiving reimbursement for certain diagnostics. As result, in an effort to reduce costs, the Company is currently operating all of its Clinical Laboratory Operations business segment out of its EPIC Reference Labs, Inc. (“EPIC”) laboratory, and cost reduction efforts are continuing in response to the operating losses incurred. MDI formed EPIC as a wholly-owned subsidiary on January 29, 2013 to provide reference, confirmation and clinical testing services. The Company acquired necessary equipment and licenses in order to allow EPIC to test urine for drugs and medication monitoring. Operations at EPIC began in January 2014 using approximately 2,500 square feet and the premises has since been expanded to occupy approximately 12,500 square feet.

The Company’s Medytox Medical Marketing & Sales, Inc. subsidiary was formed on March 9, 2013 as a wholly-owned subsidiary to provide marketing, sales, and customer service exclusively for our clinical laboratories.

Hospital Operations

The Company believes that the acquisition or development of rural hospitals will create a stable revenue base as a needed service and believes that it can expand the sales of its products and services to surrounding medical providers and doctors’ groups.

On January 13, 2017, we acquired the Hospital Assets in Oneida Tennessee, which include a 52,000-square foot hospital building and 6,300 square foot professional building on approximately 4.3 acres. Scott County Community Hospital, since renamed Big South Fork Medical Center, is classified as a Critical Access Hospital (rural) with 25 beds, a 24/7 emergency department, operating rooms and a laboratory that provides a range of diagnostic services. The hospital began operations on August 8, 2017, following the receipt of the required licenses and regulatory approvals and generated revenues of approximately $1.8 million during the period from August 8, 2017 to December 31, 2017.

The hospital had unaudited annual revenues of approximately $12 million, and a normalized EBITDA of approximately $1.3 million for Fiscal 2015, the last full year of the hospital’s operation. These revenues were attributable to the typical services of a rural acute care hospital, including emergency room visits, outpatient procedures, diagnostic ancillary tests, physical therapy and inpatient hospital stays. Based on the hospital’s historical information, we believe the hospital offers an established patient and stable revenue base as it serves the general healthcare needs of its community and supports local physicians. Management determined that because Big South Fork Medical Center was reopened after being closed and contracts with payers had to be negotiated and implemented during the first months of operation, they would recognize a 20% collection rate for the period to December 31, 2017 until there was adequate collection history to analyze and confirm anticipated collections.

On January 31, 2018, we entered into an asset purchase agreement (the “Purchase Agreement”) to acquire certain assets related to an acute care hospital and separate doctor’s practice located in Jamestown, Tennessee. The hospital is known as Tennova Healthcare – Jamestown. The transaction is expected to close in the second quarter of 2018, subject to customary regulatory approvals and closing conditions. Tennova Healthcare – Jamestown is a fully-operational 85-bed facility including a 24/7 emergency department, radiology department, surgical center, and a wound care and hyperbaric center. The purchase includes a 90,000-square foot hospital building on approximately eight acres. Tennova Healthcare – Jamestown is located 38 miles from the Company’s existing hospital, the Big South Fork Medical Center, which is located in Oneida Tennessee.

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

Competition

The Company competes in a fragmented diagnostics industry split between independently-owned and physician-owned laboratories. There are three predominant players in the industry that operate as full-service clinical laboratories (processing blood, urine and other tissue). In addition, the competition ranges from smaller privately-owned laboratories (3-6 employees) to large publicly-traded laboratories with significant market capitalizations. The healthcare industry is highly competitive among hospitals and other healthcare providers for patients, affiliations with physicians and acquisitions. The most significant competition our hospital, and any other hospitals we may acquire, face comes from hospitals that provide more complex services, other healthcare providers, including outpatient surgery, orthopedic, oncology and diagnostic centers that also compete for patients. Our hospitals, our competitors, and other healthcare industry participants are increasingly implementing physician alignment strategies, such as acquiring physician practice groups, employing physicians and participating in ACOs or other clinical integration models, which may impact our competitive position. In addition, increasing consolidation within the payor industry, vertical integration efforts involving payors and healthcare providers, and cost-reduction strategies by large employer groups and their affiliates may impact our ability to contract with payors on favorable terms and otherwise affect our competitive position.

Governmental Regulation

General

The healthcare industry is subject to significant governmental laws and regulations at the federal, state and local levels. As described below, these laws and regulations concern licensure and operation of clinical laboratories and hospitals, claim submission and payment for services, health care fraud and abuse, security, privacy and confidentiality of health information, quality and environmental and occupational safety.

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

Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity,” or “waived.” Laboratories performing high complexity testing are required to meet more stringent requirements than moderate complexity laboratories. Laboratories performing only waived tests, which are tests determined by the FDA to have a low potential for error and requiring little oversight, may apply for a certificate of waiver exempting them from most of the requirements of CLIA. All Company laboratory facilities hold CLIA certificates to perform high complexity testing. The sanctions for failure to comply with CLIA requirements include suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, cancellation or suspension of the laboratory’s approval to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could have a material adverse effect on the Company.

In addition to compliance with the federal regulations, the Company is also subject to state and local laboratory regulation. CLIA provides that a state may adopt laboratory regulations different from or more stringent than those contained in Federal law and a number of states have implemented their own laboratory requirements. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls, or require maintenance of certain records. There are a number of states that have even more stringent requirements with which lab personnel must comply to obtain state licensure or a certificate of qualification.

The Company believes that it is in compliance with all applicable laboratory requirements. The Company’s laboratories have continuing programs to ensure that their operations meet all such regulatory requirements, but no assurances can be given that the Company’s laboratories will pass all future licensure or certification inspections. We embrace compliance as an integral part of our culture and we consistently promote that culture of ethics and integrity.

The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories. The FDA has issued draft guidance regarding FDA regulation of laboratory-developed tests (“LDTs”), but if or how the draft guidance will be implemented is uncertain. On November 18, 2016, the FDA announced it would not release final guidance at this time and instead would continue to work with stakeholders, the new administration and Congress to determine the right approach, and on January 3, 2017, the FDA released a discussion paper outlining a possible risk-based approach for FDA and CMS oversight of LTDs. Later in 2017, the FDA indicated that Congress should enact legislation to address improved oversight of diagnostics, including LTDs, rather than the FDA addressing the issue through administrative proposals. There are many other regulatory and legislative proposals that would increase general FDA oversight of clinical laboratories and LDTs. The outcome and ultimate impact of such proposals on the business is difficult to predict at this time. Our point of collection testing devices are regulated by the FDA. The FDA has authority to take various administrative and legal actions for non-compliance, such as fines, product suspension, warning letters, injunctions and other civil and criminal sanctions. We make every good faith effort to exercise proactive monitoring and review of pending legislation and regulatory action.

Payment for Services

In each of 2017 and 2016, the Company’s laboratories derived 16% and 12%, respectively, of their net sales directly from the Medicare and Medicaid programs. In addition, the Company’s other business depends significantly on continued participation in these programs and in other government healthcare programs. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for services.

Reimbursement under the Medicare program for clinical diagnostic laboratory services is subject to a clinical laboratory fee schedule that sets the maximum amount payable in each Medicare carrier’s jurisdiction. This clinical laboratory fee schedule is updated annually. Laboratories bill the program directly for covered tests performed on behalf of Medicare beneficiaries. State Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients.

For hospitals, the federal government similarly generally reviews payment rates under its various programs annually, and changes in reimbursement rates under such programs, including Medicare and Medicaid, generally occur based on the fiscal year of the federal government.

Medicare, Medicaid and other government program payment reductions will not currently have a direct adverse effect on the Company’s net earnings and cash flows, due to insignificant revenue earned, however, it is not currently possible to project what impact will be had in future years.

In addition to reimbursement rates, the Company is also impacted by changes in coverage policies. Congressional action in 1997 required the Department of Health and Human Services (“HHS”) to adopt uniform coverage, administration and payment policies for many of the most commonly performed lab tests using a negotiated rulemaking process. The negotiated rulemaking committee established uniform policies limiting Medicare coverage for certain tests to patients with specified medical conditions or diagnoses, replacing local Medicare coverage policies which varied around the country. The final rules generally became effective in 2002, and the use of uniform policies improves the Company’s ability to obtain necessary billing information in some cases, but Medicare, Medicaid and private payer diagnosis code requirements and payment policies continue to negatively impact the Company’s ability to be paid for some of the tests it performs. Further, some payers require additional information to process claims or have implemented prior authorization policies, which delay or prohibit payment. Due to the range of payers and policies, the extent of this impact continues to be difficult to quantify.

Future changes in federal, state and local laws and regulations (or in the interpretation of current regulations) affecting government payment could have a material adverse effect on the Company. In March 2010, comprehensive healthcare legislation, the Patient Protection and Affordable Care Act (“ACA”), was enacted. Numerous proposals continue to be discussed in Congress and the administration to repeal, amend or replace the ACA. Based on currently available information, the Company is unable to predict what type of changes in legislation or regulations, if any, will occur.

Standard Electronic Transactions, Security and Confidentiality of Health Information and Other Personal Information

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was designed to address issues related to the security and confidentiality of health insurance information. In an effort to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions, HIPAA regulations were promulgated. These regulations apply to health plans, health care providers that conduct standard transactions electronically and health care clearinghouses (“covered entities”). Six such regulations include: (i) the Transactions and Code Sets Rule; (ii) the Privacy Rule; (iii) the Security Rule; (iv) the Standard Unique Employer Identifier Rule, which requires the use of a unique employer identifier in connection with certain electronic transactions; (v) the National Provider Identifier Rule, which requires the use of a unique health care provider identifier in connection with certain electronic transactions; and (vi) the Health Plan Identifier Rule, which requires the use of a unique health plan identifier in connection with certain electronic transactions.

The Privacy Rule regulates the use and disclosure of protected health information (“PHI”) by covered entities. It also sets forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, such as the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. The Privacy Rule requires covered entities to contractually bind third parties, known as business associates, in the event that they perform an activity or service for or on behalf of the covered entity that involves the creation, receipt, maintenance or transmission of PHI. The Security Rule establishes requirements for safeguarding patient information that is electronically transmitted or electronically stored. The Company believes that it is in compliance in all material respects with the requirements of the HIPAA Privacy and Security Rules.

The Federal Health Information Technology for Economic and Clinical Health Act (“HITECH”), which was enacted in February 2009, with regulations effective on September 23, 2013, strengthens and expands the HIPAA Privacy and Security Rules and their restrictions on use and disclosure of PHI. HITECH includes, but is not limited to, prohibitions on exchanging PHI for remuneration, and additional restrictions on the use of PHI for marketing. HITECH also fundamentally changes a business associate’s obligations by imposing a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. Moreover, HITECH requires covered entities to provide notice to individuals, HHS, and, as applicable, the media when PHI is breached, as that term is defined by HITECH. Business associates are similarly required to notify covered entities of a breach. The Company believes its policies and procedures are fully compliant with the HITECH requirements.

On February 6, 2014, the CMS and HHS published final regulations that amended the HIPAA Privacy Rule to provide individuals (or their personal representatives) with the right to receive copies of their test reports from laboratories subject to HIPAA, or to request that copies of their test reports be transmitted to designated third parties. Previously, laboratories that were CLIA-certified or CLIA-exempt were not subject to the provision in the Privacy Rule that provides individuals with the right of access to PHI. The HIPAA Privacy Rule amendment resulted in the preemption of a number of state laws that prohibit a laboratory from releasing a test report directly to the individual. The Company revised its policies and procedures to comply with these new access requirements and has updated its privacy notice to reflect individuals’ new access rights under this final rule.

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

The Health Plan Identifier (HPID) is a unique identifier designed to furnish a standard way to identify health plans in electronic transactions. CMS published the final rule adopting the HPID for health plans required by HIPAA on September 12, 2012. Effective October 31, 2014, CMS announced a delay, until further notice, in the enforcement of regulations pertaining to health plan enumeration and use of the HPID in HIPAA transactions adopted in the HPID final rule. The delay remains in effect. The Company will continue to monitor future developments related to the HPID and respond accordingly.

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

The total cost associated with the requirements of HIPAA and HITECH is not expected to be material to the Company’s operations or cash flows. However, future regulations and interpretations of HIPAA and HITECH could impose significant costs on the Company.

In addition to the HIPAA regulations described above, there are a number of other Federal and state laws regarding the confidentiality and security of medical information, some of which apply to our business. These laws vary widely, but they most commonly regulate or restrict the collection, use and disclosure of medical and financial information and other personal information. In some cases, state laws are more restrictive than and therefore not preempted by HIPAA. Penalties for violation of these laws may include sanctions against our licensure, as well as civil and/or criminal penalties. Additionally, numerous other countries have or are developing similar laws governing the collection, use, disclosure and transmission of personal and/or patient information.

The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. The Company implemented Version 5010 of the HIPAA Transaction Standards and believes it has fully adopted the ICD-10-CM code set. The compliance date for ICD-10-CM was October 1, 2015. The costs associated with ICD-10-CM Code Set were substantial, and failure of the Company, third party payers or physicians to apply the new code set could have an adverse impact on reimbursement, day’s sales outstanding and cash collections. As a result of inconsistent application of transaction standards by payers or the Company’s inability to obtain certain billing information not usually provided to the Company by physicians, the Company could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues.

On January 2, 2018, the Substance Abuse and Mental Health Services Administration (SAMHSA) announced the finalization of proposed changes to the Confidentiality of Substance Use Disorder Patient Records regulation, 42 CFR Part 2. This regulation protects the confidentiality of patient records relating to the identity, diagnosis, prognosis, or treatment that are maintained in connection with the performance of any federally assisted program or activity relating to substance use disorder education, prevention, training, treatment, rehabilitation, or research. Under the regulation, patient identifying information may only be released with the individual’s written consent, subject to certain limited exceptions. The latest changes to this regulation seek to align its requirements more closely with HIPAA, while maintaining more stringent confidentiality of substance use disorder information. The Company will adopt such changes to its policies and procedures as may be necessary for compliance.

The Company believes it is in compliance in all material respects with the Operating Rules for electronic funds transfers and remittance advice transactions, for which the compliance date was January 1, 2014.

Fraud and Abuse Laws and Regulations

Existing federal laws governing federal health care programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on health care providers. These laws are interpreted liberally and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, HHS’ Office of Inspector General (“OIG”), and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives. The federal government’s enforcement efforts regarding health care providers have been increasing over the past decade, in part as a result of the enactment of HIPAA, which included several provisions related to fraud and abuse enforcement, including the establishment of a program to coordinate and fund federal, state and local law enforcement efforts. The Deficit Reduction Act of 2005 also included new requirements directed at Medicaid fraud, including increased spending on enforcement and financial incentives for states to adopt false claims act provisions similar to the federal False Claims Act. Amendments to the False Claims Act, as well as other enhancements to the federal fraud and abuse laws enacted as part of the ACA, have further increased fraud and abuse enforcement efforts and compliance issues. For example, the ACA established an obligation to report and refund overpayments from Medicare or Medicaid within 60 days of identification (whether or not paid through any fault of the recipient); failure to comply with this new requirement can give rise to additional liability under the False Claims Act and Civil Monetary Penalties statute. On February 11, 2016, CMS issued the final rule clarifying certain aspects of the overpayment requirement for purposes of Medicare, effective on March 14, 2016.

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

In October 1994, the OIG issued a Special Fraud Alert on arrangements for the provision of clinical laboratory services. The Fraud Alert set forth a number of practices allegedly engaged in by some clinical laboratories and health care providers that raise issues under the federal fraud and abuse laws, including the Anti-Kickback Law. These practices include: (i) providing employees to furnish valuable services for physicians (other than collecting patient specimens for testing) that are typically the responsibility of the physicians’ staff; (ii) offering certain laboratory services at prices below fair market value in return for referrals of other tests which are billed to Medicare at higher rates; (iii) providing free testing to physicians’ managed care patients in situations where the referring physicians benefit from such reduced laboratory utilization; (iv) providing free pick-up and disposal of bio-hazardous waste for physicians for items unrelated to a laboratory’s testing services; (v) providing general-use facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services; and (vi) providing free testing for health care providers, their families and their employees (i.e., so-called “professional courtesy” testing). The OIG emphasized in the Special Fraud Alert that when one purpose of such arrangements is to induce referrals of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider (e.g., physician) may be liable under the Anti-Kickback Law, and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs. More recently, in June 2014, the OIG issued another Special Fraud Alert addressing compensation paid by laboratories to referring physicians for blood specimen processing and for submitting patient data to registries. This Special Fraud Alert reiterates the OIG’s longstanding concerns about payments from laboratories to physicians in excess of the fair market value of the physician’s services and payments that reflect the volume or value of referrals of federal healthcare program business.

Another issue the OIG has expressed concern about involves the provision of discounts on laboratory services billed to customers in return for the referral of federal health care program business. In a 1999 Advisory Opinion, the OIG concluded that a proposed arrangement whereby a laboratory would offer physicians significant discounts on non-federal health care program laboratory tests might violate the Anti-Kickback Law. The OIG reasoned that the laboratory could be viewed as providing such discounts to the physician in exchange for referrals by the physician of business to be billed by the laboratory to Medicare at non-discounted rates. The OIG indicated that the arrangement would not qualify for protection under the discount safe harbor to the Anti-Kickback Law because Medicare and Medicaid would not get the benefit of the discount. Similarly, in a 1999 correspondence, the OIG stated that if any direct or indirect link exists between a discount that a laboratory offers to a skilled nursing facility (“SNF”) for tests covered under Medicare’s payments to the SNF and the referral of tests billable by the laboratory under Medicare Part B, then the Anti-Kickback Law would be implicated.

The OIG also has issued guidance regarding joint venture arrangements that may be viewed as suspect under the Anti-Kickback Law. These documents have relevance to clinical laboratories that are part of (or are considering establishing) joint ventures with potential sources of federal health care program business. The first guidance document, which focused on investor referrals to such ventures, was issued in 1989 and another concerning contractual joint ventures was issued in April 2003. Some of the elements of joint ventures that the OIG identified as “suspect” include: arrangements in which the capital invested by the physicians is disproportionately small and the return on investment is disproportionately large when compared to a typical investment; specific selection of investors who are in a position to make referrals to the venture; and arrangements in which one of the parties to the joint venture expands into a line of business that is dependent on referrals from the other party (sometimes called “shell” joint ventures). In a 2004 advisory opinion, the OIG expressed concern about a proposed joint venture in which a laboratory company would assist physician groups in establishing off-site pathology laboratories. The OIG indicated that the physicians’ financial and business risk in the venture was minimal and that the physicians would contract out substantially all laboratory operations, committing very little in the way of financial, capital, or human resources. The OIG was unable to exclude the possibility that the arrangement was designed to permit the laboratory to pay the physician groups for their referrals, and therefore was unwilling to find that the arrangement fell within a safe harbor or had sufficient safeguards to protect against fraud or abuse.

Violations of other fraud and abuse laws also can result in exclusion from participation in federal health care programs, including Medicare and Medicaid. One basis for such exclusion is an individual’s or entity’s submission of claims to Medicare or Medicaid that are substantially in excess of that individual’s or entity’s usual charges for like items or services. In 2003, the OIG issued a notice of proposed rulemaking that would have defined the terms “usual charges” and “substantially in excess” in ways that might have required providers, including the Company, to either lower their charges to Medicare and Medicaid or increase charges to certain other payers to avoid the risk of exclusion. On June 18, 2007, however, the OIG withdrew the proposed rule, saying it preferred to continue evaluating billing patterns on a case-by-case basis. In its withdrawal notice, the OIG also said it “remains concerned about disparities in the amounts charged to Medicare and Medicaid when compared to private payers,” that it continues to believe its exclusion authority for excess charges “provides useful backstop protection for the public fisc from providers that routinely charge Medicare or Medicaid substantially more than their other customers,” and that it will continue to use “all tools available … to address instances where Medicare or Medicaid are charged substantially more than other payers.” An enforcement action by the OIG under this statutory exclusion basis or an enforcement by Medicaid officials of similar state law restrictions could have a material adverse effect on the Company.

Under another federal statute, known as the “Stark Law” or “self-referral” prohibition, physicians may not refer Medicare and Medicaid patients to providers of a broad range of designated health services with which the physicians or their immediate family members have ownership or certain other financial arrangements unless an exceptions applies, regardless of the intent of the parties. Similarly, providers may not bill Medicare for services furnished pursuant to a prohibited self-referral. There are several Stark Law exceptions, including: 1) fair market value compensation for the provision of items or services; 2) payments by physicians to a laboratory for clinical laboratory services; 3) an exception for certain ancillary services (including laboratory services) provided within the referring physician’s own office, if certain criteria are satisfied; 4) physician investment in a company whose stock is traded on a public exchange and has stockholder equity exceeding $75.0 million; and 5) certain space and equipment rental arrangements that are set at a fair market value rate and satisfy other requirements. All of the requirements of a Stark Law exception must be met to take advantage of the exception. Many states have their own self-referral laws as well, which in some cases apply to all patient referrals, not just government reimbursement programs.

There are a variety of other types of federal and state fraud and abuse laws, including laws prohibiting submission of false or fraudulent claims. The Company seeks to conduct its business in compliance with all federal and state fraud and abuse laws. The Company is unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangements will not be subject to scrutiny under such laws. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid and other federal or state health care programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a federal or state health care program, or any loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would likely have a material adverse effect on the Company’s business. In addition, any significant criminal or civil penalty resulting from such proceedings could have a material adverse effect on the Company’s business.

Environmental, Health and Safety

The Company is subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. All Company laboratories are subject to applicable laws and regulations relating to biohazard disposal of all laboratory specimens and the Company generally utilizes outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens.

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

Drug Testing

There is no comprehensive federal law that regulates drug testing in the private sector. The Drug-Free Workplace Act does impose certain employee education requirements on companies that do business with the government, but it does not require testing, nor does it restrict testing in any way. Drug testing is allowed under the Americans with Disabilities Act (ADA) because the ADA does not consider drug abuse a disability — but the law does not regulate or prohibit testing. Instead of a comprehensive regulatory system, federal law provides for specific agencies to adopt drug testing regulations for employers under their jurisdiction. As a general rule, testing is presumed to be lawful unless there is a specific restriction in state or federal law.

Controlled Substances

The use of controlled substances in testing for drugs of abuse is regulated by the Federal Drug Enforcement Administration. The Company believes that it is in compliance with these regulations as applicable.

Compliance Program

The Company continuously evaluates and monitors its compliance with all Medicare, Medicaid and other rules and regulations. The objective of the Company’s compliance program is to develop, implement, and update compliance safeguards as necessary. Emphasis is placed on developing and implementing compliance policies and guidelines, personnel training programs and various monitoring and audit procedures to attempt to achieve implementation of all applicable rules and regulations.

The Company seeks to conduct its business in compliance with all statutes, regulations, and other requirements applicable to its operations. The health care industry is, however, subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. There can be no assurance that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant civil and criminal penalties, fines, exclusions from participation in government health care programs and the loss of various licenses, certificates, and authorizations, necessary to operate as well as potential liabilities from third-party claims, all of which could have a material adverse effect on the Company’s business.

Certificate of Need Requirements

A number of states require approval for the purchase, construction or expansion of various healthcare facilities, such as hospitals, including findings of need for additional or expanded healthcare facilities or services. Certificates of Need (“CONs”), which are issued by governmental agencies with jurisdiction over applicable healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or the addition of services and certain other matters. Tennessee, the state in which the Big South Fork Medical Center and Tennova Healthcare-Jamestown are located, has a CON law that applies to such facilities. States periodically review, modify and revise their CON laws and related regulations.

The Company is unable to predict whether its subsidiaries’ hospitals will be able to obtain any CONs that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required. Violation of these state laws may result in the imposition of civil sanctions or the revocation of licenses for such facilities. In addition, future healthcare facility acquisitions also may occur in states that require CONs.

Future healthcare facility acquisitions also may occur in states that do not require CONs or which have less stringent CON requirements than the state in which Rennova currently operates a hospital. Any healthcare facility operated by the Company in such states may face increased competition from new or expanding facilities operated by competitors, including physicians.

Utilization Review Compliance and Hospital Governance

Healthcare facilities are subject to, and comply with, various forms of utilization review. In addition, under the Medicare prospective payment system, each state must have a peer review organization to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services and physician practices are supervised by committees of staff doctors at each healthcare facility, are overseen by each healthcare facility’s local governing board, the primary voting members of which are physicians and community members, and are reviewed by quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

Emergency Medical Treatment and Active Labor Act

The Emergency Medical Treatment and Active Labor Act (“EMTALA”) is a federal law that requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition or is in active labor, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program, the Medicaid program or both. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital. Although we believe that we comply with EMTALA, we cannot predict whether CMS will implement new requirements in the future and whether our subsidiaries’ hospitals will be able to comply with any new requirements.

Employees

As of March 16, 2018, we have 155 employees for our continuing operations, of which 98 are full time. Of our total employees from continuing operations, 7 are assigned to laboratory operations, 12 are assigned to sales and customer service, 4 are assigned to corporate administration, and 132 are assigned to our Big South Fork Medical Center. In addition, we have 18 employees associated with our discontinued operations. We continue to adjust our number of employees to achieve efficiencies and cost savings where applicable. We currently expect to have a total of approximately 134 additional hospital employees when our Tennova Healthcare - Jamestown hospital is acquired and is in full operation.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a regular basis and are required to disclose certain material events in a Current Report on Form 8-K. All reports of the Company filed with the SEC are available free of charge through the SEC’s Web site at http://www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth herein. You should carefully consider the risks and uncertainties described below and the other information in this Annual Report before you decide to invest in our securities. If any of the following events actually occur, our business could be materially harmed. In such case, the value of your investment may decline and you may lose all or part of your investment. You should not invest in our securities unless you can afford the loss of your entire investment.

Although our financial statements have been prepared on a going concern basis, we have recently accumulated significant losses and have negative cash flows from operations that could adversely affect our ability to refinance existing indebtedness or raise additional capital to fund our operations or limit our ability to react to changes in the economy or our industry. Restrictive covenants in the agreements governing our indebtedness may adversely affect us. These or additional risks or uncertainties not presently known to us, or that we currently deem immaterial, raise substantial doubt about our ability to continue as a going concern.

If we are unable to improve our liquidity position we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business, which could cause investors to suffer the loss of all or a substantial portion of their investment.

We have accumulated significant losses and have negative cash flows from operations, and at December 31, 2017, we had a working capital deficit and stockholders’ deficit of $21.5 million and $40.6 million, respectively. For the years ended December 31, 2017 and 2016, we incurred net losses attributable to common stockholders in the amount of $108.5 million and $32.6 million, respectively. In addition, our cash position is critically deficient, critical payments are not being made in the ordinary course of business, we have indebtedness for which we do not have the financial resources to satisfy, all of which raises substantial doubt about our ability to continue as a going concern.

We continue to consider efficiencies and are currently using one laboratory for the majority of our toxicology diagnostics thereby reducing the number of employees and associated operating expenses, in order to reduce costs. In addition, we have received approximately $15.7 million in cash from the issuances of debentures and warrants during 2017 (see Note 8 to the consolidated financial statements), $4.3 million from related parties (see Notes 7 and 8 to the consolidated financial statements) and an additional $4.0 million of proceeds on October 30, 2017 from the issuance of our convertible preferred stock (see Note 12 to the consolidated financial statements). Subsequent to December 31, 2017, we received $2 million from the issuance of debentures and $0.8 million from the sale of stock we owned (see Note 20).

On July 12, 2017, the Company announced plans to spin off its Advanced Molecular Services Group (“AMSG”) and in the third quarter 2017 the Company’s Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. Completion of these spinoffs is expected to occur in the third quarter of 2018. The Board of Directors is currently considering if AMSG and HTS would be better as one combined spinoff instead of two. The spinoffs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission, and consents, including under various funding agreements previously entered into by the Company. A record date to determine those stockholders entitled to receive shares in the spinoffs should be approximately 30 to 60 days prior to the dates of the spinoffs. The strategic goal of the spinoffs is to create three (or two) public companies, each of which can focus on its own strengths and operational plans. In addition, after the spinoffs, each company will provide a distinct and targeted investment opportunity.

In accordance with ASC 205-20 and having met the criteria for “held for sale”, we have reflected amounts relating to AMSG and HTS as disposal groups classified as held for sale and included as part of discontinued operations. AMSG and HTS are no longer included in the segment reporting following the reclassification to discontinued operations. The discontinued operations of AMSG and HTS are described further in Note 17 to the consolidated financial statements.

We also announced that the Big South Fork Medical Center received CMS regional office licensure approval and opened its doors on August 8, 2017. The hospital provided services to over 3,747 patients and recognized approximately $2.0 million of gross revenues during 2017. In addition, on January 31, 2018, we announced that we had entered into a definitive asset purchase agreement to acquire an acute care hospital in Jamestown, Tennessee known as Tennova Healthcare – Jamestown. The transaction is expected to close in the second quarter of 2018.

There can be no assurance that we will be able to achieve our business plan, raise any additional capital or secure the additional financing necessary to implement our current operating plan. Our ability to continue as a going concern is dependent upon our ability to significantly reduce our operating costs, increase our revenues and eventually regain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The proposed spin offs of our Advanced Molecular Services Group and Health Technology Solutions are subject to various risks and uncertainties and may not be completed on the terms or timeline currently contemplated, if at all, and will involve significant time and expense, which could harm our business, results of operations and financial condition.

In July 2017, we announced plans to separate our Advanced Molecular Services Group and Health Technology Solutions businesses as independent, publicly-traded companies. The transactions are expected to be completed in the third quarter of 2018, subject to satisfaction of certain conditions. Unanticipated developments could delay, prevent or otherwise adversely affect one or both of these proposed spin offs, including but not limited to disruptions in general market conditions or potential problems, delays or difficulties in satisfying conditions and obtaining approvals and clearances or litigation or other legal proceedings that may arise as a result of the proposed spin offs. In addition, consummation of the spin offs will require final approval from our Board of Directors. Therefore, we cannot assure that we will be able to complete the spin offs on the terms or on the timeline that we announced, if at all.

We will incur significant expenses in connection with the spin offs, and such costs and expenses may be greater than we anticipate. In addition, completion of the spin offs will require a significant amount of management time and effort which may disrupt our business or otherwise divert management’s attention from other aspects of our business operations. Any such difficulties could adversely affect our business, results of operations and financial condition.

The proposed spin offs may not achieve some or all of the anticipated benefits.

If the spin offs are completed, there is uncertainty as to whether the anticipated operational, financial and strategic benefits of the spin offs will be achieved. There can be no assurance that the combined value of the common stock of the publicly-traded companies will be equal to or greater than what the value of our common stock would have been had the proposed separations not occurred. The combined value of the common stock of the companies could be lower than anticipated for a variety of reasons, including, but not limited to, the inability of the new spin off companies to operate and compete effectively as independent entities, and the stock price of the common stock of each of the companies could experience periods of volatility. If we fail to achieve the anticipated benefits of the spin offs, our stock price could decline.

If either spin off does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

We intend to obtain an opinion of outside counsel regarding the qualification of the distribution in each spin off, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes. The opinion will be based on and rely on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of Rennova and the new spin off company, including those relating to the past and future conduct of Rennova and the new spin off company. If any of these facts, assumptions, representations, statements or undertakings are, or become, inaccurate or incomplete, or if we or the new spin off company breach any of their respective covenants in the separation documents, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized. It is also possible that the U.S. Internal Revenue Service, or the IRS, could determine that the distribution in the spin off, together with certain related transactions, is taxable for U.S. federal income tax purposes if it determines that any of these facts, assumptions, representations, statements or undertakings are incorrect or have been violated or if it disagrees with the conclusions in the opinion of counsel. An opinion of counsel is not binding on the IRS or any court and there can be no assurance that the IRS will not challenge the conclusions reached in the opinion. If the distribution in the spin off, together with certain related transactions, is ultimately determined to be taxable, we and our stockholders that are subject to U.S. federal income tax could incur significant tax liabilities.

Our common stock is no longer listed on the NASDAQ.

On April 18, 2017, we were notified by NASDAQ that the stockholders’ equity balance reported on our Form 10-K for the year ended December 31, 2016 fell below the $2.5 million minimum requirement for continued listing under The Nasdaq Capital Market’s Listing Rule 5550(b)(1) (the “Rule”). In accordance with the Rule, we submitted a plan to Nasdaq outlining how we intended to regain compliance. On August 17, 2017, Nasdaq notified us that our plan to correct the stockholders’ equity deficiency did not contain sufficient evidence to support a correction being achieved in the required time frame. We appealed this decision to a Hearing Panel which, on October 23, 2017, maintained this position and denied us a continued listing. Effective October 25, 2017, our common stock (RNVA) and warrants to purchase common stock (RNVAW) were no longer listed on The Nasdaq Capital Market but began trading on the OTCQB instead. The OTCQB is an electronic quotation system that displays real-time quotes, last sale prices, and volume information for many over the counter securities that are not listed on a national securities exchange. OTCQB quotations for our common stock and common stock warrant prices may not represent the true market value of our common stock.

Our acquisition of the Big South Fork Medical Center and intended purchase of an additional hospital does not provide assurance that the acquired operations will be accretive to our earnings or otherwise improve our results of operations.

Acquisitions, such as that of the Hospital Assets of the Big South Fork Medical Center, which were acquired in January of 2017 and that began operations on August 8, 2017, involve the integration of previously separate businesses into a common enterprise in which it is envisioned that synergistic operations will be result in improved financial performance. However, realization of these envisioned results is subject to numerous risks and uncertainties, including but not limited to:

●	Diversion of management time and attention from daily operations;
●	Difficulties integrating the acquired business, technologies and personnel into our business;
●	Potential loss of key employees, key contractual relationships or key customers of the acquired business; and
●	Exposure to unforeseen liabilities of the acquired business

There is no assurance that the acquisition of the Big South Fork Medical Center or the planned acquisition of Tennova Healthcare - Jamestown will be accretive to our earnings or otherwise improve our results of operations.

We have decided to alter our business model to include hospital acquisition and development which may not succeed if we are unable to effectively compete for patients. Local residents could use other hospitals and healthcare providers.

The healthcare industry is highly competitive among hospitals and other healthcare providers for patients, affiliations with physicians and acquisitions. The most significant competition our hospital(s) face comes from hospitals that provide more complex services, other healthcare providers, including outpatient surgery, orthopedic, oncology and diagnostic centers that also compete for patients. Our hospitals, our competitors, and other healthcare industry participants are increasingly implementing physician alignment strategies, such as acquiring physician practice groups, employing physicians and participating in ACOs or other clinical integration models, which may impact our competitive position. In addition, increasing consolidation within the payor industry, vertical integration efforts involving payors and healthcare providers, and cost-reduction strategies by large employer groups and their affiliates may impact our ability to contract with payors on favorable terms and otherwise affect our competitive position.

Trends toward clinical transparency and value-based purchasing may have an unanticipated impact on our competitive position and patient volumes.

We expect these competitive trends to continue. If we are unable to compete effectively with other hospitals and other healthcare providers, local residents may seek healthcare services at providers other than our hospitals and affiliated businesses.

The failure to obtain our medical supplies at favorable prices for our hospital division could cause our operating results to decline. Higher costs could adversely impact our operating results.

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

The clinical laboratory testing industry is subject to extensive federal and state regulation, and many of these statutes and regulations have not been interpreted by the courts. The Clinical Laboratory Improvement Amendments of 1988, or CLIA, are federal regulatory standards that apply to virtually all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, by requiring that they be certified by the federal government or by a federally approved accreditation agency. CLIA does not preempt state law, which in some cases may be more stringent than federal law and require additional personnel qualifications, quality control, record maintenance and proficiency testing. The sanction for failure to comply with CLIA and state requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Many other states have similar laws and we may be subject to similar penalties.

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

Healthcare plans have taken steps to control the utilization and reimbursement of healthcare services.

We also face efforts by non-governmental third-party payers, including healthcare plans, to reduce utilization and reimbursement for healthcare services.

The healthcare industry has experienced a trend of consolidation among healthcare insurance plans and payers, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers. These healthcare plans, and independent physician associations, may demand that providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing services to their members through capped payment arrangements. In addition, some healthcare plans have been willing to limit the PPO or Point of Service (“POS”) laboratory network to only a single national laboratory to obtain improved fee-for-service pricing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing.

The increased consolidation among healthcare plans and payers increases the potential adverse impact of ceasing to be a contracted provider with any such insurer. The Health Care Reform Law includes provisions, including ones regarding the creation of healthcare exchanges, which may encourage healthcare insurance plans to increase exclusive contracting.

We expect continuing efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of services. These efforts, including future changes in third-party payer rules, practices and policies or ceasing to be a contracted provider to many healthcare plans, have had and may continue to have a material adverse effect on our business.

Unless we raise sufficient funds, we will not be able to succeed in our business model.

During the year ended December 31, 2017 and through the date of this report, we have relied on the sale of our equity securities, a loan from a related party and convertible debentures to fund our operations. We generated negative cash flow from operating activities for the years ended December 31, 2017 and 2016. If this trend were to continue and we are unable to raise sufficient capital to fund our operations through other sources, our business will be adversely affected, and we may not be able to continue as a going concern (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources”). There can be no assurances that we will be able to raise sufficient funds on terms that are acceptable to us, or at all, to fund our operations under our current business model.

Regulation by the FDA of LDTs and clinical laboratories may result in significant change, and our business could be adversely impacted if we fail to adapt.

High complexity, CLIA-certified laboratories, such as ours, frequently develop testing procedures to provide diagnostic results to customers. These tests have been traditionally offered by nearly all complex laboratories for the last few decades and LDTs are subject to CMS oversight through its enforcement of CLIA. The FDA, which regulates the development and use of medical devices, has claimed that it has regulatory authority over LDTs, but has not exercised enforcement with respect to most LDTs offered by high complexity laboratories, and not sought to require these laboratories to comply with FDA regulations regarding medical devices. During 2010, the FDA publicly announced that it has decided to exercise regulatory authority over these LDTs, and that it plans to issue guidance to the industry regarding its regulatory approach. At that time, the FDA indicated that it would use a risk-based approach to regulation and would direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. In September 2014, the FDA announced its framework and timetable for implementing this guidance. On November 18, 2016, the FDA announced it would not release final guidance at this time and instead would continue to work with stakeholders, the new administration and Congress to determine the right approach, and on January 3, 2017, the FDA released a discussion paper outlining a possible risk-based approach for FDA and CMS oversight of LDTs. Later in 2017, the FDA indicated that Congress should enact legislation to address improved oversight of diagnostics, including LTDs, rather than the FDA addressing the issue through administrative proposals. We cannot predict the ultimate timing or form of any such guidance or regulation or their potential impact. If adopted, such a regulatory approach by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA’s approach is unknown, it may be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

Some of our operations are subject to federal and state laws prohibiting “kickbacks” and other laws designed to prohibit payments for referrals and eliminate healthcare fraud.

Federal and state anti-kickback and similar laws prohibit payment, or offers of payment, in exchange for referrals of products and services for which reimbursement may be made by Medicare or other federal and state healthcare programs. Some state laws contain similar prohibitions that apply without regard to the payer of reimbursement for the services. Under a federal statute, known as the “Stark Law” or “self-referral” prohibition, physicians, subject to certain exceptions, are prohibited from referring their Medicare or Medicaid program patients to providers with which the physicians or their immediate family members have a financial relationship, and the providers are prohibited from billing for services rendered in violation of Stark Law referral prohibitions. Violations of the federal Anti-Kickback Law and Stark Law may be punished by civil and criminal penalties, and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. States may impose similar penalties. The Health Care Reform Law significantly strengthened provisions of the Federal False Claims Act and Anti-Kickback Law provisions, and other health care fraud provisions, leading to the possibility of greatly increased qui tam suits by private citizen “relators” for perceived violations of these laws. There can be no assurance that our activities will not come under the scrutiny of regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen relators under federal or state false claims laws.

Federal officials responsible for administering and enforcing the healthcare laws and regulations have made a priority of eliminating healthcare fraud. For example, the Health Care Reform Law includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increased potential penalties for violations. Federal funding available for combating health care fraud and abuse generally has increased. While we seek to conduct our business in compliance with all applicable laws and regulations, many of the laws and regulations applicable to our business, particularly those relating to billing and reimbursement of services and those relating to relationships with physicians, hospitals and patients, contain language that has not been interpreted by courts. We must rely on our interpretation of these laws and regulations based on the advice of our counsel and regulatory or law enforcement authorities may not agree with our interpretation of these laws and regulations and may seek to enforce legal remedies or penalties against us for violations.

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

To enhance compliance with applicable health care laws, and mitigate potential liability in the event of noncompliance, regulatory authorities, such as the OIG, have recommended the adoption and implementation of a comprehensive health care compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the United States Sentencing Commission Guidelines Manual, and for many years the OIG has made available a model compliance program. In addition, certain states require that health care providers that engage in substantial business under the state Medicaid program have a compliance program that generally adheres to the standards set forth in the Model Compliance Program. Also, under the Health Care Reform Law, the U.S. Department of Health and Human Services, or HHS, will require suppliers, such as the Company, to adopt, as a condition of Medicare participation, compliance programs that meet a core set of requirements. While we have adopted, or are in the process of adopting, healthcare compliance and ethics programs that generally incorporate the OIG’s recommendations, and training our applicable employees in such compliance, having such a program can be no assurance that we will avoid any compliance issues.

We conduct our business in a heavily regulated industry and changes in regulations or violations of regulations could, directly or indirectly, harm our operating results and financial condition.

The healthcare industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

●	federal and state laws applicable to billing and claims payment;
●	federal and state laboratory anti-mark-up laws;
●	federal and state anti-kickback laws;
●	federal and state false claims laws;
●	federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;
●	coverage and reimbursement levels by Medicare and other governmental payors and private insurers;
●	federal and state laws governing laboratory licensing and testing, including CLIA;
●	federal and state laws governing the development, use and distribution of diagnostic medical tests known as laboratory developed tests or “LDTs”;
●	HIPAA, along with the revisions to HIPAA as a result of the HITECH Act, and analogous state laws;
●	federal, state and foreign regulation of privacy, security, electronic transactions and identity theft;
●	federal, state and local laws governing the handling, transportation and disposal of medical and hazardous waste;
●	Occupational Safety and Health Administration rules and regulations;
●	changes to laws, regulations and rules as a result of the Health Care Reform Law; and
●	changes to other federal, state and local laws, regulations and rules, including tax laws.

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

Failure to comply with complex federal and state laws and regulations related to submission of claims for services can result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid Programs.

We are subject to extensive federal and state laws and regulations relating to the submission of claims for payment for services, including those that relate to coverage of our services under Medicare, Medicaid and other governmental health care programs, the amounts that may be billed for our services and to whom claims for services may be submitted.

Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or result in attempts by third-party payers, such as Medicare and Medicaid, to recover payments from us that have already been made. Submission of claims in violation of certain statutory or regulatory requirements can result in penalties, including substantial civil money penalties for each item or service billed to Medicare in violation of the legal requirement, and exclusion from participation in Medicare and Medicaid. Government authorities may also assert that violations of laws and regulations related to submission or causing the submission of claims violate the federal False Claims Act (“FCA”) or other laws related to fraud and abuse, including submission of claims for services that were not medically necessary. Violations of the FCA could result in enormous economic liability. The FCA provides that all damages are trebled. For example, we could be subject to FCA liability if it was determined that the services we provided were not medically necessary and not reimbursable, particularly if it were asserted that we contributed to the physician’s referrals of unnecessary services to us. It is also possible that the government could attempt to hold us liable under fraud and abuse laws for improper claims submitted by an entity for services that we performed if we were found to have knowingly participated in the arrangement that resulted in submission of the improper claims.

We continuously conduct internal audits on current and historical billings to protect against errors related to any of the above. One of these audits has led us to retain an independent consulting firm to assess if any violations to the foregoing regulations have occurred in the historical billings by our laboratories. If the review determines that any overpayment was received, we will inform the relative party and make arrangements to repay any overpayment. Medicare and Medicaid have continued to be a very small percentage of our total business.

Changes in regulation and policies, including increasing downward pressure on health care reimbursement, may adversely affect reimbursement for our services and could have a material adverse impact on our business.

Reimbursement levels for health care services are subject to continuous and often unexpected changes in policies, and we face a variety of efforts by government payers to reduce utilization and reimbursement for our services. Changes in governmental reimbursement may result from statutory and regulatory changes, retroactive rate adjustments, administrative rulings, competitive bidding initiatives, and other policy changes.

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

Billing for medical services is extremely complicated and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payers, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups. Changes in laws and regulations could increase the complexity and cost of our billing process. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, our billing systems require significant technology investment and, as a result of marketplace demands, we need to continually invest in our billing systems.

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

There have been times when our accounts receivable have increased at a greater rate than revenue growth and, therefore, have adversely affected our cash flows from operations. We have taken steps to implement systems and processing changes intended to improve billing procedures and related collection results. However, we cannot assure that our ongoing assessment of accounts receivable will not result in the need for additional provisions. Such additional provisions, if implemented, could have a material adverse effect on our operating results.

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

Our operations are always subject to adverse impacts resulting from extreme weather conditions, natural disasters, health pandemics, hostilities or acts of terrorism or other criminal activities. Such events may result in a temporary decline in the number of patients who seek our services or in our employees’ ability to perform their job duties. In addition, such events may temporarily interrupt our ability to transport specimens, to receive materials from our suppliers or otherwise to provide our services. The occurrence of any such event and/or a disruption of our operations as a result may adversely affect our results of operations.

Increased competition, including price competition, could have a material adverse impact on our net revenues and profitability.

We operate in a business that is characterized by intense competition. Our major competitors include large national laboratories and hospitals that possess greater name recognition, larger customer bases, and significantly greater financial resources and employ substantially more personnel than we do. Many of our competitors have long established relationships. We cannot assure you that we will be able to compete successfully with such entities in the future.

The healthcare business is intensely competitive both in terms of price and service. Pricing of services is often one of the most significant factors used by patients, health care providers and third-party payers in selecting a provider. As a result of the healthcare industry undergoing significant consolidation, larger providers are able to increase cost efficiencies. This consolidation results in greater price competition. We may be unable to increase cost efficiencies sufficiently, if at all, and as a result, our net earnings and cash flows could be negatively impacted by such price competition. We may also face competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry. Additionally, we may also face changes in fee schedules, competitive bidding for services or other actions or pressures reducing payment schedules as a result of increased or additional competition. Additional competition, including price competition, could have a material adverse impact on our net revenues and profitability.

Failure to comply with environmental, health and safety laws and regulations, including the federal Occupational Safety and Health Administration Act and the Needlestick Safety and Prevention Act, could result in fines and penalties and loss of licensure, and have a material adverse effect upon the Company’s business.

The Company is subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, and infectious and hazardous waste materials, as well as regulations relating to the safety and health of employees. All of the Company’s laboratories are subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens, and they utilize outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These requirements, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, the Needlestick Safety and Prevention Act requires, among other things, that the Company include in its safety programs the evaluation and use of emergency controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace.

Failure to comply with federal, state and local laws and regulations could subject the Company to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions which would have a material adverse effect on its business. In addition, compliance with future legislation could impose additional requirements on the Company which may be costly.

Regulations requiring the use of “standard transactions” for health care services issued under HIPAA may negatively impact the Company’s profitability and cash flows.

Pursuant to HIPAA, the Secretary of Health and Human Services has issued regulations designed to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions while protecting the privacy and security of the information exchanged.

The HIPAA transaction standards are complex, and subject to differences in interpretation by payers. For instance, some payers may interpret the standards to require the Company to provide certain types of information, including demographic information not usually provided to the Company by physicians. As a result of inconsistent application of transaction standards by payers or the Company’s inability to obtain certain billing information not usually provided to the Company by physicians, the Company could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. In addition, new requirements for additional standard transactions, such as claims attachments and the ICD-10-CM Code Set, could prove technically difficult, time-consuming or expensive to implement.

Failure to maintain the security of customer-related information or compliance with security requirements could damage the Company’s reputation with customers, and cause it to incur substantial additional costs and to become subject to litigation.

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

The Company receives certain personal and financial information about its customers. In addition, the Company depends upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise in the Company’s security systems that results in customer personal information being obtained by unauthorized persons or the Company’s failure to comply with security requirements for financial transactions could adversely affect the Company’s reputation with its customers and others, as well as the Company’s results of operations, financial condition and liquidity. It could also result in litigation against the Company or the imposition of penalties.

Failure of the Company, third party payers or physicians to comply with the ICD-10-CM Code Set and our failure to comply with other emerging electronic transmission standards could adversely affect our business.

The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. The Company implemented Version 5010 of the HIPAA Transaction Standards, and believes it has fully adopted the ICD-10-CM code set. The compliance date for ICD-10-CM was October 1, 2015. Clinical laboratories are typically required to submit health care claims with diagnosis codes to third party payers. The diagnosis codes must be obtained from the ordering physician. The failure of the Company, third party payers or physicians to transition within the required timeframe could have an adverse impact on reimbursement, day’s sales outstanding and cash collections.

Also, the failure of our IT systems to keep pace with technological advances may significantly reduce our revenues or increase our expenses. Public and private initiatives to create healthcare information technology (“HCIT”) standards and to mandate standardized clinical coding systems for the electronic exchange of clinical information, including test orders and test results, could require costly modifications to our existing HCIT systems. While we do not expect HCIT standards to be adopted or implemented without adequate time to comply, if we fail to adopt or delay in implementing HCIT standards, we could lose customers and business opportunities.

Compliance with the HIPAA security regulations and privacy regulations may increase the Company’s costs.

The HIPAA privacy and security regulations, including the expanded requirements under HITECH, establish comprehensive federal standards with respect to the use and disclosure of protected health information by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and security of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including:

●	the circumstances under which the use and disclosure of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for the Company’s services, and its healthcare operations activities;
●	a patient’s rights to access, amend and receive an accounting of certain disclosures of protected health information;
●	the content of notices of privacy practices for protected health information;
●	administrative, technical and physical safeguards required of entities that use or receive protected health information; and
●	the protection of computing systems maintaining Electronic Personal Health Information (“ePHI”).

The Company has implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both federal privacy and security regulations and varying state privacy and security laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, the Company may also be required to comply with the laws of those other countries. The federal privacy regulations restrict the Company’s ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. Due to the enactment of HITECH and an increase in the amount of monetary financial penalties, government enforcement has also increased. It is not possible to predict what the extent of the impact on business will be, other than heightened scrutiny and emphasis on compliance. If the Company does not comply with existing or new laws and regulations related to protecting the privacy and security of health information it could be subject to significant monetary fines, civil penalties or criminal sanctions. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues. For example, the Company could incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information.

The clinical laboratory industry is subject to changing technology and new product introductions.

Advances in technology may lead to the development of more cost-effective technologies such as point-of-care testing equipment that can be operated by physicians or other healthcare providers in their offices or by patients themselves without requiring the services of freestanding clinical laboratories. Development of such technology and its use by the Company’s customers could reduce the demand for its laboratory testing services and negatively impact its revenues.

Currently, most clinical laboratory testing is categorized as “high” or “moderate” complexity, and thereby is subject to extensive and costly regulation under CLIA. The cost of compliance with CLIA makes it impractical for most physicians to operate clinical laboratories in their offices, and other laws limit the ability of physicians to have ownership in a laboratory and to refer tests to such a laboratory. Manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling test kits approved for home or physician office use to both physicians and patients. Diagnostic tests approved for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories as well as by patients in their homes with minimal regulatory oversight. Other tests meeting certain FDA criteria also may be classified as “waived” for CLIA purposes. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories and has taken responsibility from the CDC for classifying the complexity of tests for CLIA purposes. Increased approval of “waived” test kits could lead to increased testing by physicians in their offices or by patients at home, which could affect the Company’s market for laboratory testing services and negatively impact its revenues.

Health care reform and related programs (e.g. Health Insurance Exchanges), changes in government payment and reimbursement systems, or changes in payer mix, including an increase in capitated reimbursement mechanisms and evolving delivery models, could have a material adverse impact on the Company’s net revenues, profitability and cash flow.

Our services are billed to private patients, Medicare, Medicaid, commercial clients, managed care organizations (“MCOs”) and third-party insurance companies. Bills may be sent to different payers depending on the medical insurance benefits of a particular patient. Most testing services are billed to a party other than the physician or other authorized person that ordered the test. Increases in the percentage of services billed to government and managed care payers could have an adverse impact on the Company’s net revenues.

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

The Company expects efforts to impose reduced reimbursement, more stringent payment policies and cost controls by government and other payers to continue. If the Company cannot offset additional reductions in the payments it receives for its services by reducing costs, increasing test volume or the volume of its other services and/or introducing new procedures, it could have a material adverse impact on the Company’s net revenues, profitability and cash flows.

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

A failure to obtain and retain new customers, a loss of existing customers or material contracts, a reduction in tests ordered or specimens submitted by existing customers, or the inability to retain existing and create new relationships with health systems could impact the Company’s ability to successfully grow its business.

To offset efforts by payers to reduce the cost and utilization of clinical laboratory services and to otherwise grow its business, the Company needs to obtain and retain new customers and business partners. In addition, a reduction in tests ordered or specimens submitted by existing customers, without offsetting growth in its customer base, could impact the Company’s ability to successfully grow its business and could have a material adverse impact on the Company’s net revenues and profitability. The Company competes in its laboratory business primarily on the basis of the quality of testing, timeliness of test reporting, reporting and information systems, reputation in the medical community, the pricing of services and ability to employ qualified personnel. The Company’s failure to successfully compete on any of these factors could result in the loss of customers and a reduction in the Company’s ability to expand its customer base.

In addition, as the broader healthcare industry trend of consolidation continues, including the acquisition of physician practices by health systems, relationships with hospital-based health systems and integrated delivery networks are becoming more important. The Company’s inability to create relationships with those provider systems and networks could impact its ability to successfully grow its business.

A failure to identify and successfully close and integrate strategic acquisition targets could have a material adverse impact on the Company’s business objectives and its net revenues and profitability.

Part of the Company’s strategy involves deploying capital in investments that enhance the Company’s business, which includes pursuing strategic acquisitions to strengthen the Company’s capabilities and increase its presence in key geographic areas. Since January 1, 2013, the Company has acquired the Big South Fork Medical Center, clinical laboratories in California, New Jersey and New Mexico in addition to Clinlab, Medical Mime and CollabRx. The acquisition of Tennova Healthcare - Jamestown is expected to close in the second quarter of 2018. However, the Company cannot assure that it will be able to identify acquisition targets that are attractive to the Company or that are of a large enough size to have a meaningful impact on the Company’s operating results. Furthermore, the successful closing and integration of a strategic acquisition entails numerous risks, including, among others:

●	failure to obtain regulatory clearance;
●	loss of key customers or employees;
●	difficulty in consolidating redundant facilities and infrastructure and in standardizing information, including lack of complete integration;
●	unidentified regulatory problems;
●	failure to maintain the quality of services that such companies have historically provided;
●	coordination of geographically-separated facilities and workforces; and
●	diversion of management’s attention from the present core business of the Company.

The Company cannot assure that current or future acquisitions, if any, or any related integration efforts will be successful, or that the Company’s business will not be adversely affected by any future acquisitions, including with respect to net revenues and profitability. Even if the Company is able to successfully integrate the operations of businesses that it may acquire in the future, the Company may not be able to realize the benefits that it expects from such acquisitions.

Adverse results in material litigation matters or governmental inquiries could have a material adverse effect upon the Company’s business and financial condition.

The Company may become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability, contracts and employee-related matters, as well as inquiries and requests for information from governmental agencies and bodies and Medicare or Medicaid carriers requesting comment and/or information on allegations of billing irregularities, billing and pricing arrangements and other matters that are brought to their attention through billing audits or third parties. The healthcare industry is subject to substantial Federal and state government regulation and audit. Legal actions could result in substantial monetary damages as well as damage to the Company’s reputation with customers, which could have a material adverse effect upon its business.

As a company with limited capital and human resources, we anticipate that more of management’s time and attention will be diverted from our business to ensure compliance with regulatory requirements than would be the case with a company that has well established controls and procedures. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.

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

An inability to attract and retain experienced and qualified personnel could adversely affect the Company’s business.

The loss of key management personnel or the inability to attract and retain experienced and qualified employees at the Company’s clinical laboratories and at the hospital could adversely affect the business. The success of the Company is dependent in part on the efforts of key members of its management team.

In addition, the success of the Company’s clinical laboratories also depends on employing and retaining qualified and experienced laboratory professionals, including specialists, who perform clinical laboratory testing services. In the future, if competition for the services of these professionals increases, the Company may not be able to continue to attract and retain individuals in its markets. The Company’s revenues and earnings could be adversely affected if a significant number of professionals terminate their relationship with the Company or become unable or unwilling to continue their employment.

Failure in the Company’s information technology systems could significantly increase testing turn-around time or billing processes and otherwise disrupt the Company’s operations or customer relationships.

The Company’s business and customer relationships depend, in part, on the continued performance of its information technology systems. Despite network security measures and other precautions, the Company’s information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. Sustained system failures or interruption of the Company’s systems in one or more of its operations could disrupt the Company’s ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. Breaches with respect to protected health information could result in violations of HIPAA and analogous state laws, and risk the imposition of significant fines and penalties. Failure of the Company’s information technology systems could adversely affect the Company’s business, profitability and financial condition.

A significant deterioration in the economy could negatively impact testing volumes, cash collections and the availability of credit.

The Company’s operations are dependent upon ongoing demand for diagnostic testing and other services by patients, physicians, hospitals, MCOs, and others. A significant downturn in the economy could negatively impact the demand for diagnostic testing and other services as well as the ability of patients and other payers to pay for services ordered. In addition, uncertainty in the credit markets could reduce the availability of credit and impact the Company’s ability to meet its financing needs in the future.

Increasing health insurance premiums and co-payments or high deductible health plans may cause individuals to forgo health insurance and avoid medical attention, either of which may reduce demand for our products and services.

Health insurance premiums, co-payments and deductibles have generally increased in recent years. These increases may cause individuals to forgo health insurance, as well as medical attention. This behavior may reduce demand for testing by our laboratories and for services at our hospital.

Our business has substantial indebtedness.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt and other obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions and place us at a competitive disadvantage. As of December 31, 2017, we had total debt outstanding, excluding the effects of derivative liabilities and unamortized discounts, of approximately $25.3 million, most of which is short term. In addition, our capital lease obligations were approximately $2.1 million at December 31, 2017, of which certain payments are past due.

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

Our management has determined that as of December 31, 2017, we did not maintain effective internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. If the results of our remediation efforts regarding our material weaknesses are not successful, or if additional material weaknesses or significant deficiencies are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

Hardware and software failures, delays in the operation of computer and communications systems, the failure to implement system enhancements or cyber security breaches may harm the Company.

The Company’s success depends on the efficient and uninterrupted operation of its computer and communications systems. A failure of the network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of the business and could result in the corruption or loss of data. While certain operations have appropriate disaster recovery plans in place, we currently do not have sufficient redundant facilities to provide IT capacity in the event of a system failure. Despite any precautions the Company may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, cybersecurity breaches and similar events at our various computer facilities could result in interruptions in the flow of data to the servers and from the servers to clients.

In addition, any failure by the computer environment to provide required data communications capacity could result in interruptions in service. In the event of a delay in the delivery of data, the Company could be required to transfer data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in the ability to deliver products and services to clients. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage the Company’s reputation and harm the business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, acts of terrorism (particularly involving cities in which the Company has offices) and cybersecurity breaches could adversely affect the business. Although the Company carries property and business interruption insurance, the coverage may not be adequate to compensate for all losses that may occur.

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

As a public company with common stock listed on the OTCQB, we must comply with various laws, regulations and requirements, including certain provisions of the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC. Complying with these statutes, regulations and requirements, including our public company reporting requirements, continues to occupy a significant amount of the time of our board of directors and management and involves significant accounting, legal and other expenses. We will need to hire additional accounting personnel to handle these responsibilities, which will increase our operating costs. Furthermore, these laws, regulations and requirements could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC, would likely result in increased costs to us as we respond to their requirements. We are investing resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends on our common stock and certain of our financing agreements, while outstanding, prohibit us from declaring or paying cash dividends without approval which may not be granted. In addition, we anticipate that we will retain our earnings, if any, for future growth and therefore do not anticipate paying any cash dividends in the foreseeable future. Accordingly, our stockholders will not realize a return on their investment unless the trading price of our common stock appreciates, which is uncertain and unpredictable.

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

Our common stock is subject to substantial dilution and we are requesting our stockholders’ approval to increase the number of authorized shares of our common stock and to approve a discretionary reverse split of our common stock.

The Company has outstanding options, warrants, convertible preferred stock and convertible debentures. Exercise of the options and warrants, and conversions of the convertible preferred stock and debentures could result in substantial dilution of our common stock and a decline in its market price. In addition, the terms of certain of the warrants, convertible preferred stock and convertible debentures issued by us provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that we issue common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock and debentures. These provisions, as well as the issuances of debentures and preferred stock with conversion prices that vary based upon the price of our common stock on the date of conversion, have resulted in significant dilution of our common stock and have given rise to reverse splits of our common stock.

The following table presents the dilutive effect of our various potential common shares as of April 1, 2018:

April 1, 2018
Common shares outstanding	500,000,000
Dilutive potential shares:
Stock options	38,478
Warrants	15,327,409,130
Convertible debt	680,485,125
Convertible preferred stock	787,212,324
Total dilutive potential common shares	17,295,145,057

As of April 1, 2018, the Company lacked a sufficient number of authorized shares of common stock to cover all potentially dilutive common shares outstanding. On May 2, 2018, the Company intends to hold a special meeting of stockholders pursuant to a proxy statement filed with the SEC on March 14, 2018 to, among other things, obtain stockholder approve to increase the number of shares of its authorized common stock from 500,000,000 shares to 3,000,000,000 shares and to authorize its Board of Directors to approve an amendment to its Certificate of Incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of the Company’s common stock at a specific ratio within a range from 1-for-50 to 1-for-300, and to grant authorization to its Board of Directors to determine, in its discretion, the specific ratio and timing of the reverse stock split any time before March 1, 2019, subject to the Board of Directors’ discretion to abandon such amendment.

If the Company does not secure approval from its stockholders to increase the authorized number of shares of common stock and to complete a reverse split of its common stock as is required to comply with the provisions of its outstanding agreements and to have sufficient authorized shares necessary to obtain additional capital to fund its operations, its business, and its ability to secure capital will be adversely affected, and it may not be able to continue as a going concern.

The success of our hospital depends upon its ability to maintain good relationships with physicians and, if the hospital is unable to successfully maintain good relationships with physicians, admissions and outpatient revenues may decrease and operating performance could decline.

Because physicians generally direct the majority of hospital admissions and outpatient services, a hospital’s success is, in part, dependent upon the number and quality of physicians on the medical staffs, the admissions and referrals practices of the physicians and the ability to maintain good relations with physicians. If the hospital is unable to successfully maintain good relationships with physicians, admissions may decrease and operating performance could decline.

The Big South Fork Medical Center is dependent on the local economy of Oneida, Tennessee and the surrounding area. A significant deterioration in the economy could cause a material adverse effect on the hospital’s business.

The hospital’s operations are dependent upon the local economy where it is located. A significant deterioration in that economy would negatively impact the demand for the hospital’s services, as well as the ability of patients and other payers to pay for service as rendered.

On January 31, 2018, the Company entered into an asset purchase agreement to acquire certain assets related to an acute care hospital located in Jamestown, Tennessee. This hospital is 38 miles from our existing hospital. Although the Company believes the synergies of management and services in a close geographic location will create numerous efficiencies for the Company, if the proposed asset purchase is consummated, it will expose the Company to a much greater degree to the effects of the economy in that one local area.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The table below summarizes certain information as to our principal facilities as of April 1, 2018:

Location	Purpose	Type of Occupancy
West Palm Beach, Florida	Corporate Headquarters	Leased through February 28, 2021
Riviera Beach, Florida(1)	Laboratory	Leased through April 30, 2018
Oneida, Tennessee(2)	Medical Facility and Laboratory	Owned

(1)	Clinical Laboratory Operations segment.
(2)	Hospital Operations segment.

In addition, the table below summarizes certain information as to facilities used by our discontinued operations as of April 1, 2018:

Location	Purpose	Type of Occupancy
Orange City, Florida(1)	Offices	Leased through December 31, 2018

(1)	HTS - Discontinued operations.

We believe that each of our facilities as presently equipped has the production capacity for its currently foreseeable level of operations.

Item 3.	Legal Proceedings

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

Biohealth Medical Laboratory, Inc, and PB Laboratories, LLC (the “Companies”) filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA - issued and CIGNA - administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which in late 2017 reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans as well as self-funded plans.

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

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. On January 25, 2017, the Company paid the DOR $250,000 as partial payment on this liability, and in February 2017 the Company entered into a Stipulation Agreement with the DOR which allows the Company to make monthly installment payments of $35,000 until February 2018 and negotiate a new payment agreement then, if the balance of $0.3 million cannot be satisfied in a lump sum. If at any time during the Stipulation period the Company fails to timely file any required tax returns with the DOR or does not meet the payment obligations under the Stipulation Agreement, the entire amount due will be accelerated. $0.5 million remains outstanding to the DOR at December 31, 2017.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra (see Note 11). On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. In January and February of 2017, the Company made payments to Tetra in connection with this judgment aggregating to $0.7 million, and on February 15, 2017, the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due will be paid in 24 equal monthly installments. Payments commenced on May 1, 2017. $1.3 million monthly payments remain outstanding to Tetra at December 31, 2017. The Company and Tetra have agreed to dispose of certain equipment and reduce the balance owed by amounts received.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 8). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due will be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company is in default of its payments to DeLage.

On December 7, 2016, the holders of the Tegal Notes (see Note 7) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of $0.4 million, including accrued interest. A request for entry of default judgment was filed on January 24, 2017. These amounts remain outstanding at December 31, 2017.

In November 2017 a former shareholder of Genomas filed suit against the Company for payment of a Note payable by the subsidiary Genomas. This Note is recorded in the financial statements of the subsidiary and is not payable directly from the Company. Other claims were included in the suit which the Company believes to be frivolous and without merit. The Company has filed a motion to dismiss certain of the claims. The Company does not deem this suit to be material.

The Company and subsidiaries have been party to suits filed by landlords for late payment of rent and have either settled these claims or are in process of agreeing to settlement. The Company does not deem these actions to be material.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since October 25, 2017, our common stock has been traded on the OTCQB under the symbol “RNVA”. From November 3, 2015 to October 24, 2017, our common stock was listed on The NASDAQ Capital Market under the symbol “RNVA”. Prior to that date our common stock was listed on The NASDAQ Capital Market under the symbol “CLRX”. The following table sets forth the high and low sales prices per share of our common stock as reported on the OTCQB or The NASDAQ Capital Market, as the case may be, for the periods indicated, as adjusted to reflect the Reverse Stock Splits. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low
March 31, 2016	$598.50	$256.65
June 30, 2016	$522.00	$234.00
September 30, 2016	$332.25	$77.85
December 31, 2016	$103.50	$36.15
March 31, 2017	$60.15	$21.00
June 30, 2017	$25.35	$5.40
September 30, 2017	$6.00	$2.85
December 31, 2017	$2.70	$0.03

Holders

As of April 1, 2018, there were 123 holders of record of the Company’s common stock which excludes stockholders whose shares are held in nominee or street name by brokers.

Dividend Distributions

We have never declared or paid any cash dividends on our common stock, nor do we anticipate any cash dividends on our common stock in the foreseeable future. Certain of our financing agreements prohibit the payment of cash dividends. The holders of our preferred stock receive dividends at the same time any dividend is paid on shares of common stock in an amount equal to the amount such holder would have received if such shares of preferred stock were converted into common stock.

The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company’s financial condition, capital requirements, general business conditions, restrictions under the Company’s financing agreements and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid on the Company’s common stock.

Equity Compensation Plan Information

On September 25, 2013, the Company’s board of directors approved and adopted the Medytox Solutions, Inc. 2013 Incentive Compensation Plan (the “Plan”). The Plan was approved by the holders of a majority of the Company’s voting stock on November 22, 2013. The Plan provided for the grant of shares of common stock, options, performance shares, performance units, restricted stock, stock appreciation rights and other awards. Options to purchase shares of common stock and restricted shares of common stock were granted to the Company’s employees and consultants under the Plan. As a result of the Merger, this Plan was cancelled. Any grants issued prior to the cancellation remain in force, as adjusted pursuant to the terms of the Merger.

2007 Incentive Award Plan

The Company’s 2007 Equity Participation Plan (“2007 Equity Plan”), as amended, which became available upon the completion of the Merger, authorized an aggregate of 50 million shares of common stock to be available for grant pursuant to the 2007 Equity Plan. The 2007 Equity Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards. The option exercise price of all stock options granted pursuant to the 2007 Equity Plan was not less than 100% of the fair market value of the common stock on the date of grant. Stock options may be exercised as determined by the Board, but in no event after the tenth anniversary of the date of grant, provided that a vested nonqualified stock option may be exercised up to 12 months after the optionee’s death. Awards granted under the 2007 Equity Plan were generally subject to vesting at the discretion of the Compensation Committee of the Board of Directors. The 2007 Equity Plan terminated pursuant to its terms in September 2017. Grants made prior to the date of termination will remain outstanding until exercised, forfeited or expired pursuant to the terms of each grant.

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2017:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights(1)	(c) Number of shares remaining available for future issuances under equity compensation plans (excluding shares reflected in column (a))

Equity compensation plans approved by stockholders	38,478	$2,072.75	—

Equity compensation plans not approved by stockholders	–	–	n/a

Total	38,478	$2,072.75	—

n/a - not applicable.

(1) See Note 13 of the consolidated financial statements for additional information about weighted average exercise prices.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

COMPANY OVERVIEW

Medytox Solutions, Inc. (“Medytox”) was organized on July 20, 2005 under the laws of the State of Nevada. In the first half of 2011, Medytox’s management elected to reorganize as a holding company, and Medytox established and acquired a number of companies in the medical service and software sector between 2011 and 2014.

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

Holders of Company equity prior to the closing of the Merger (including all outstanding Company common stock and all restricted stock units, options and warrants exercisable for shares of Company common stock) held 10% of the Company’s common stock immediately following the closing of the Merger, and holders of Medytox equity prior to the closing of the Merger (including all outstanding Medytox common stock and all outstanding options exercisable for shares of Medytox common stock, but less certain options that were cancelled upon the closing pursuant to agreements between Medytox and such optionees) held 90% of the Company’s common stock immediately following the closing of the Merger, in each case on a fully diluted basis, provided, however, outstanding shares of Series B Convertible Preferred Stock and Series E Convertible Preferred Stock, certain outstanding convertible promissory notes exercisable for Company common stock after the closing and certain option grants expected to be made following the closing of the Merger were excluded from such ownership percentages.

Rennova Health is a healthcare enterprise that delivers products and services to healthcare providers, their patients and individuals. We operate in two synergistic divisions: 1) Clinical diagnostics through our clinical laboratories; and 2) Hospital operations through our Big South Fork Medical Center located in Oneida Tennessee, which began operations on August 8, 2017. In addition, we recently entered into an asset purchase agreement to acquire the assets of an acute care hospital located in Jamestown Tennessee, which we expect to close on in the second quarter of 2018. We aspire to create a more sustainable relationship with our customers by offering needed and interoperable solutions to capture multiple revenue streams from medical providers.

Our Services

We are a healthcare enterprise that delivers products and services to healthcare providers, their patients and individuals. We operate in two synergistic divisions: 1) Clinical diagnostics services through our clinical laboratories; and 2) Hospital operations. During 2017, we decided to spin off two of our business divisions as more fully discussed below under the heading “Discontinued Operations.”

Our principal line of business over the past few years has been clinical laboratory blood and urine testing services, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Testing services to rehabilitation facilities represented approximately 51% of our revenues for the year ended December 31, 2017 and 100% of our revenues for the year ended December 31, 2016. Our Hospital Operations, which began on August 8, 2017, as more fully discussed below, represented approximately 40% of our revenues for the year ended December 31, 2017.

On January 13, 2017, we closed on an asset purchase agreement to acquire certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Hospital Assets”). The Hospital Assets include a 52,000-square foot hospital building and 6,300 square foot professional building on approximately 4.3 acres. Scott County Community Hospital is classified as a Critical Access Hospital (rural) with 25 beds, a 24/7 emergency department, operating rooms and a laboratory that provides a range of diagnostic services. Scott County Community Hospital closed in July 2016 in connection with the bankruptcy filing of its parent company, Pioneer Health Services, Inc. We acquired the Hospital Assets out of bankruptcy for a purchase price of $1.0 million. The hospital, which has since been renamed Big South Fork Medical Center, became operational on August 8, 2017. Going forward, we expect the hospital will provide us with a stable revenue base, as well as the potential for significant synergistic opportunities with our Clinical Laboratory Operations business segment.

In addition, on January 31, 2018, the Company entered into an asset purchase agreement (the “Purchase Agreement”) to acquire certain assets related to an acute care hospital located in Jamestown, Tennessee. The hospital is known as Tennova Healthcare - Jamestown and its associated assets, including a separately located doctor’s practice, are being acquired from Community Health Systems, Inc. The transaction is expected to close in the second quarter of 2018, subject to customary regulatory approvals and closing conditions. The purchase price is equal to the Net Working Capital (as defined in the Purchase Agreement), plus $1.00.

Tennova Healthcare – Jamestown is a fully-operational 85-bed facility including a 24/7 emergency department, radiology department, surgical center, and a wound care and hyperbaric center. The purchase includes a 90,000-square foot hospital building on approximately eight acres. Tennova Healthcare – Jamestown is located 38 miles from the Company’s existing hospital, the Big South Fork Medical Center, which is located in Oneida Tennessee.

Discontinued Operations

On July 12, 2017, the Company announced plans to spin off its Advanced Molecular Services Group (“AMSG”) and in the third quarter 2017 the Company’s Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. Completion of these spinoffs is expected to occur in the third quarter of 2018. The Board of Directors is currently considering if AMSG and HTS would be better as one combined spinoff instead of two. The spinoffs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission, and consents, including under various funding agreements previously entered into by the Company. A record date to determine those stockholders entitled to receive shares in the spinoffs should be approximately 30 to 60 days prior to the dates of the spinoffs. The strategic goal of the spinoffs is to create three (or two) public companies, each of which can focus on its own strengths and operational plans. In addition, after the spinoffs, each company will provide a distinct and targeted investment opportunity.

The Company has reflected the amounts relating to AMSG and HTS as disposal groups classified as held for sale and included in discontinued operations in the Company’s accompanying consolidated financial statements. Prior to being classified as held for sale, AMSG had been included in the Decision Support and Informatics division, except for the Company’s subsidiary, Alethea Laboratories, Inc., which had been included in the Clinical Laboratories division and HTS had been included in the Company’s Supportive Software Solutions division. The segment disclosures included in our results of operations presented below no longer include amounts relating to AMSG and HTS following the reclassification to discontinued operations.

Outlook

While our Clinical Laboratory Operations continue to account for a substantial portion of our consolidated revenues, these revenues have decreased significantly over the past one to two years. This decline in revenues has had a material adverse impact on our liquidity, results of operations and financial condition, and is the result of lower third-party reimbursement and while we secured numerous in-network contracts with payers our status in many cases is as an “out of network” service provider. These trends have impacted our entire industry, and have been accompanied by allegations of irregularities in the practices of a number our competitors and substance abuse facilities. In response, we have put in place a robust compliance program that we are implementing in all facets of our business.

We believe that our ability to grow our clinical laboratory revenues and return to the profitability is dependent on our ability to secure additional “in-network” contracts with insurance companies and other third-party payers which will then ensure adequate and timely payment for the toxicology, clinical pharmacogenetics and other testing services we perform. These third-party payers are now generally unwilling to reimburse service providers who are not part of their network, a departure from prior industry practices and a trend that has accelerated during the two years. While we have made some progress in securing “in network” contracts with payers during the past two years, it has not been reflected in our revenues for the years ended December 31, 2017 and 2016. However, we do anticipate that significant new opportunities to become credentialed with certain large third-party payers will arise in fiscal 2018, which would have a significant positive impact on our future revenues. In addition, we have made a number of changes to our onboarding policies and procedures to ensure that, on a going forward basis, substantially all services that we performed will be reimbursable.

We believe that the addition of Rural hospitals to our business model offers a more predictable and contracted stable revenue base, as well as the potential for significant synergistic opportunities with our Clinical Laboratory Operations business segment. Rural hospitals provide a much-needed service to their local community and reduce our reliance on commission based sales employees to generate sales. We currently operate one hospital and the acquisition of the recently announced second, larger hospital in the same geographic location should create numerous efficiencies in purchasing, staffing and provision of needed services to the local community. We are confident that this is a sustainable model we can continue to grow through acquisition and development and believe that we can benefit from the compliance and IT and software capabilities we already have in place. We believe that a successful spin off the Company’s wholly-owned subsidiaries, Advanced Molecular Services Group, Inc. and Health Technology Solutions, Inc. as one or two independent publicly traded companies by way of tax-free distributions to the Company’s stockholders would allow each to focus on its own strengths and operational plans. In addition, after the spinoffs, each company will provide a distinct and targeted investment opportunity. The Company believes it will be able to recognize the expenditures to date, which are in excess of $20 million, as an investment after the spinoff(s) are complete.

We have received approximately $15.7 million in cash from the issuances of debentures and warrants during 2017 (see Note 8 to the consolidated financial statements), $4.3 million from related parties (see Notes 7 and 8 to the consolidated financial statements) and an additional $4.0 million of proceeds on October 30, 2017 from the issuance of our convertible preferred stock (see Note 12 to the consolidated financial statements). Subsequent to December 31, 2017, we received $2 million from the issuance of debentures and $0.8 million from the sale of stock we owned (see Note 20).

The protective covenants in the various agreements combined with the Company’s current inability to issue new shares and nonpayment of certain liabilities means that $12.4 million that might otherwise be treated as equity have been treated as derivative liabilities and had the relative effect applied to the Company’s financial statements including the profit and loss and balance sheet.

Our net loss from continuing operations for the year ended December 31, 2017 was $50.9 million, as compared to $22.6 million for the same period of a year ago. The change is primarily due to the decrease in operating expenses of $5.1 million and the increase in revenue of $1.3 million offset by $12.4 million additional expense related to the value of derivative liabilities referred to above, an increase of $15.2 million in interest expense, the decrease of $5.3 million in other income (expense), and additional income tax expense of $1.8 million.

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

We have identified the policies and significant estimation processes discussed below as critical to our business and to the understanding of our results of operations. For a detailed application of these and other accounting policies, see Note 2 to the accompanying audited consolidated financial statements as of and for the year ended December 31, 2017.

Revenue Recognition

Service revenues are generated from laboratory testing services and hospital revenues.

Laboratory testing services include chemical diagnostic tests such as blood analysis and urine analysis. Laboratory service revenues are recognized at the time the testing services are performed and billed and are reported at their estimated net realizable amounts. Net service revenues are determined utilizing gross service revenues net of contractual adjustments and discounts. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the U.S. have an agreement with a third-party payer such as a commercial insurance provider, Medicaid or Medicare to pay all or a portion of their healthcare expenses; the majority of services provided by us are to patients covered under a third-party payer contract. In most cases, the Company is provided the third-party billing information and seeks payment from the third party in accordance with the terms and conditions of the third party payer for health service providers like us. Each of these third-party payers may differ not only in terms of rates, but also with respect to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of procedures and judgments that require industry specific healthcare experience and an understanding of payer methods and trends. Despite follow up billing efforts, the Company does not currently anticipate collection of a significant portion of self-pay billings, including the patient responsibility portion of the billing for patients covered by third party payers. The Company currently does not have any capitated agreements.

For hospital goods and or services, net revenues are determined utilizing gross revenues net of contractual adjustments and discounts and are recognized when the goods and services are delivered. Even though it is the responsibility of the patient to pay for goods and services rendered, most individuals have an agreement with a third-party payer such as a commercial insurance provider, Medicaid or Medicare to pay all or a portion of their healthcare expenses.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The standard, including subsequently issued amendments, will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. There is a five-step approach outlined in the standard. Entities are permitted to apply the new standard under the full retrospective method, subject to certain practical expedients, or the modified retrospective method that requires the application of the guidance only to contracts that are uncompleted on the date of initial application.

In determining revenue, we first identify the contract according to the scope of ASC 606 with the following criteria:

●	The parties have approved the contract either in writing through the acknowledgement or consent of the patient responsibility or consent form; orally by acknowledgement or by scheduled appointment; or implicitly, based on the hospital’s customary business practices (outpatient services, inpatient, emergency room visits, for example).
●	Each party’s rights and the contract’s payment terms are identified.
●	The contract has commercial substance.
●	Collection is probable.

The hospital ensures that it is probable and will collect substantially all of the consideration to which it is entitled. The hospital has established the transaction price for providing goods or services to a patient through historical cash collection and current data from each identified payer class. This may include the effects of variable consideration such as discounts and price concessions and may be less than the stated contract price. With variable consideration, whether applied on a contract-by-contract basis or by using a portfolio approach. The ultimate transaction price reflects explicit price concessions. The hospital has an obligation to provide medically necessary or emergency services regardless of a patient’s intent or ability to pay. In determining collectability, the evaluation is based on experience or the contract portfolio approach with either a specific patient or a class of similar patients.

The hospital practices the full retrospective approach of all the reporting periods presented under the new standard discloses any adjustment to prior-period information.

This includes but is not limited to Disaggregated revenue information, Contract asset and liability information, including significant changes from prior year, and Judgements, and changes in judgement, that significantly affect the determination of the amount of revenue and timing.

We review our calculations for the realizability of gross service revenues on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payer groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payer groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions. This calculation is routinely analyzed by us on the basis of actual allowances issued by payers and the actual payments made to determine what adjustments, if any, are needed.

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

At December 31, 2016, we determined that a portion of our laboratory service equipment was impaired and we recorded an impairment charge of $0.8 million, and we also recorded an impairment charge for our equity investment in Genomas, Inc. (“Genomas”) in the amount of $0.2 million. At December 31, 2017, we recorded a goodwill impairment charge of $1.0 million related to Genomas acquisition. Genomas is part of AMSG and is included in our discontinued operations.

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

We have determined that this amendment had a material impact on our consolidated financial statements and we have early adopted this accounting standard update. The cumulative effect of the adoption of ASU 2017-11 resulted in the reclassification of the derivative liability recorded of $56 million and the reversal of $41 million of interest expense recorded in our first fiscal quarter of 2017. The remaining $16 million was offset to additional paid in capital (discount on convertible debenture). Additionally, we recognized a deemed dividend from the trigger of the down round provision feature of $53.3 million. A $51 million deemed dividend was recorded retrospectively as of the beginning of the issuance of the debentures issued in March 2017 where the initial derivative liability was recorded as a result of the down round provision feature.

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

●	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets; or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets).

●	Level 3 applies to assets or liabilities for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including our own assumptions.

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the options, warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

Year ended December 31, 2017 compared to year ended December 31, 2016

The following table summarizes the results of our consolidated continuing operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016
	$	%	$	%
Net revenues	$4,619,473	100.0%	$3,338,425	100.0%
Operating expenses:
Direct costs of revenue	948,838	20.5%	1,245,304	37.3%
General and administrative expenses	15,757,527	341.1%	17,318,026	518.7%
Sales and marketing expenses	742,637	16.1%	1,758,667	52.7%
Bad debt expense	1,531,257	33.1%	2,055,002	61.6%
Impairment charges	-	0.0%	1,038,285	31.1%
Depreciation and amortization	1,715,321	37.1%	2,415,048	72.3%
Loss from operations	(16,076,107)	-348.0%	(22,491,907)	-673.7%
Interest expense	(21,432,285)	-464.0%	(6,308,347)	-188.1%
Other income (expense), net	38,342	0.8%	128,954	3.9%
Loss on disposal of property and equipment	-	0.0%	(124,494)	-4.6%
Change in fair value of derivative instruments	(42,702,815)	-924.4%	5,392,390	161.5%
Gain on extinguishment of debt	42,702,815	924.4%	-	0.0%
Value of derivative liabilities	(12,435,250)	-269.2%	-	0.0%
Provision for income tax (benefit)	1,015,724	22.0%	(778,756)	-23.3%
Net loss from continuing operations	$(50,921,024)	-1102.3%	$(22,624,648)	-677.7%

Net Revenues

Consolidated net revenues were $4.6 million for the year ended December 31, 2017, as compared to $3.3 million for the year ended December 31, 2016, an increase of $1.3 million, or 39%. The increase is mainly due to the $1.8 million of net revenue in 2017 from our Big South Fork Medical Center, which began operating on August 8, 2017, partially offset by the $0.5 decline in Clinical Laboratory Operations revenue resulting from a decrease of 79.6% in insured test volume in 2017 as compared to 2016, as a number of large third party payers are now generally unwilling to reimburse service providers who are not part of their network, a departure from prior industry practices. Our focus on the provision of diagnostic services to the substance abuse sector was a factor in this reduction of revenue. The third party payers have dramatically changed the way they reimburse for this sector. The Company has made progress in expanding into a wider and more varied market place, including hospital operations, and that combined with aggressive consolidation and cost cutting is expected to reduce the losses incurred in the future.

Direct Cost of Revenue

Direct costs of revenue from continuing operations decreased by 24%, from $1.2 million for the year ended December 31, 2016 to $0.9 million for the year ended December 31, 2017. The decrease of $0.3 million is a result of a decrease in reagents and supplies at our laboratories, partially offset by an increase of $0.1 million related to our Hospital Operations. The decrease is a result of the 16.7% decline in total samples processed and the transition of a significant portion of our testing from external reference laboratories to internal processing.

General and Administrative Expenses

General and administrative expenses decreased by $1.6 million, or 9%, for the year ended December 31, 2017, as compared to the same period of a year ago. The decrease is mainly the result of a $3.3 million reduction in employee compensation and related costs, net of Hospital Operations employee compensation of $2.2 million, as we significantly reduced our headcount throughout the latter half of 2016 and 2017 in response to the decline in revenues in our Clinical Laboratory Operations, a $0.6 million decrease in consulting fees, offset by $1.0 million of physician fees related to the Hospital Operations, $1.0 million loan extension fee and $0.8 million decrease in stock compensation expense. In 2016, the Company also incurred $0.8 million related to the financial support of Epinex Diagnostics, Inc. and $0.4 million related to Genomas.

Sales and Marketing Expenses

The decrease in sales and marketing expenses of $1.0 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016 was primarily due to a reduction in sales employee and contractor compensation expenses in the amount of $1.0 million, as well as reduced travel, advertising and commissionable collections related to the decline in net revenues.

Bad Debt Expense

Bad debt expense for the year ended December 31, 2017 was $1.5 million, as compared to $2.1 million for the year ended December 31, 2016. The decrease in 2017 is mainly due to the $3.5 million bad debt charge related to receivables in our Clinical Laboratory Operations segment.

Impairment Charges

During the year ended December 31, 2016, we recognized an impairment charge of $0.8 million with respect to some of our idle laboratory equipment, which was primarily due to the decrease in sample volume at our Clinical Laboratory Operations segment, and we also recorded an impairment related to our equity investment in Genomas, Inc. in the amount of $0.2 million. In December 31, 2017, we recorded a goodwill impairment charge of $1.0 million related to the Genomas acquisition, reflected in discontinued operations.

Depreciation and Amortization Expenses

Depreciation and amortization expense decreased by $0.7 million during the year ended December 31, 2017, as compared with the year ended December 31, 2016, as some of our property and equipment became fully depreciated during 2016 and our capital expenditures have been minimal due to the reduced sample volume at our laboratories.

Loss from Operations

Our operating loss decreased to $16.1 million for the year ended December 31, 2017 compared to $22.5 million for the year ended December 31, 2016. The decrease is mainly due to decrease in bad debt charge of $0.5 million, a decrease in impairment charges in the amount of $1.0 million, a decrease in general and administrative expenses of $1.6 million, a decrease in sales and marketing expenses in the amount of $1.0 million, a decrease in direct costs of revenue in the amount of $0.3 million, and a decrease in depreciation expenses of $0.7 million, partially offset by the $1.3 million increase in net revenues for the year.

Other (Expense) Income, net

Other expense, net, of $33.8 million for the year ended December 31, 2017 consists primarily of $8.8 million of non-cash interest charge and $12.4 million value of derivative liabilities related to convertible debentures and warrants that were issued during the period, $10.4 million for amortization of debt discount, $2.4 million for interest expense related to notes payable and capital lease obligations. Other expense, net also includes a $43 million gain on the extinguishment of debt, fully offset by a loss of $43 million due to the change in fair value of debt as a result of the adoption of ASU 2017-11, which is more fully discussed in Note 2 to the consolidated financial statements. Other expense, net of $0.9 million for the year ended December 31, 2016 primarily consists of $5.4 million in non-cash gains on the change in fair value of derivative financial instruments related to convertible notes and warrants, which was more than offset by $6.3 million of interest expense. Interest expense for the year ended December 31, 2016 includes interest charges of $1.3 million related to a $5.0 million prepaid forward purchase contract, $0.8 million related to capital lease obligations and $3.0 million of non-cash interest expense related to the accretion of debt discounts.

Net loss from Continuing Operations

Our net loss from continuing operations for the year ended December 31, 2017 was $50.9 million, as compared to $22.6 million for the same period of a year ago. The change is primarily due to the decrease in operating expenses of $5.1 million and the increase in revenue of $1.3 million offset by $12.4 million additional expense related to the value of derivative liabilities referred to above, an increase of $15.2 million in interest expense, the decrease of $5.3 million in other income (expense), and additional income tax expense of $1.8 million.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Year Ended December 31,
Clinical Laboratory Operations	2017	2016	Change	%

Net revenues	$2,793,089	$3,338,425	$(545,336)	-16.3%
Operating expenses:
Direct costs of revenue	821,535	1,054,455	(232,920)	-22.1%
Bad debt expense	582,772	2,055,002
General and administrative expenses	3,687,328	8,225,287	(4,537,959)	-55.2%
Sales and marketing expenses	734,268	1,749,499	(1,015,231)	-58.0%
Impairment charges	-	788,285	(788,285)	-100.0%
Depreciation and amortization	1,639,954	2,412,041	(772,087)	-32.0%

(Loss) income from operations	$(4,672,768)	$(12,946,144)	$6,801,146	-52.5%

Key Operating Measures - Revenues:
Insured tests performed	44,458	218,073	(173,615)	-79.6%
Net revenue per insured test	$62.83	$15.31	$47.52	310.4%
Revenue recognition percent of gross billings	15.0%	11.0%	4.0%

The reduction in insured tests performed in 2017 negatively impacted our revenues by $2.7 million, while the increase in net revenue per insured test positively impacted our revenues by $2.1 million. The increase in direct costs per sample resulted in a $0.8 million increase in direct costs of revenue, while the decrease in the number of samples processed resulted in a $0.5 million reduction in direct costs of revenue.

The decrease in general and administrative expenses is primarily due to the reduction in employee compensation and related costs, as we significantly reduced our headcount.

The following table presents key financial metrics for our Hospital Operations segment:

	Year Ended December 31,
Hospital Operations	2017	2016	Change	%

Net revenues	$1,826,383	$-	$1,826,383	NM
Operating expenses:
Direct costs of revenue [1]	84,808	-	84,808	NM
General and administrative expenses [1]	5,514,794	-	5,514,794	NM
Bad debt	948,485	-	948,485	NM
Depreciation and amortization	78,836	-	78,836	NM

Loss from operations	$(4,800,540)	$-	$(4,800,540)	NM

Number of Patients Serviced	3,747	-	3,747	NM

Key Operating Measures – Net Revenues per patient:	$487.43	NM	NM	NM

Key Operating Measures - Direct Costs of revenue per patient:	$22.63	NM	NM	NM

Our hospital operations began on August 8, 2017.

1 During our start up period the separation of direct costs per patient and general and administrative expenses has not been completed. As this exercise is completed we expect to reduce the general and administration costs and increase our direct costs of revenue per patient.

The following table presents key financial metrics for our Corporate group:

	Year Ended December 31,
Corporate	2017	2016	Change	%

Operating expenses:
General and administrative expenses	$5,550,553	$9,227,383	$(3,676,830)	-39.8%
Direct costs of revenue	42,496	190,850	(148,354)	-77.7%
Sales and marketing expenses	8,369	9,169	(800)	-8.7%
Impairment charge	-	250,000	(250,000)	-100.0%
Depreciation and amortization	1,382	131,639	133,021	-101.0%

Loss from operations	$(5,602,800)	$(9,809,041)	$3,942,963	-41.3%

The decrease in general and administrative expenses is mainly the result of a $3.0 million reduction in employee compensation and related costs, net of Hospital employee compensation of $1.6 million, as we significantly reduced our headcount throughout the latter half of 2016 and 2017 in response to the decline in revenues in our Clinical and Supportive Software, and a $0.2 million reduction in maintenance costs for our laboratory equipment and a $0.8 million decrease in stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 2016 and 2017, we have financed our operations primarily from the sale of our equity securities, the issuance of debentures, short-term advances from related parties, and the proceeds we received from pledging certain of our accounts receivable as discussed below. Future cash needs for working capital, capital expenditures and potential acquisitions will require management to seek additional equity or obtain additional credit facilities. The sale of additional equity will result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

At December 31, 2017, we had no cash on hand from continuing operations, a working capital deficit of $21.5 million and a stockholders’ deficit of $40.6 million. In addition, we incurred a loss from continuing operations of $50.9 million for the year ended December 31, 2017. As of the date of this report, our cash position is critically deficient and payments critical to our ability to operate are not being made in the ordinary course. Our fixed operating expenses, including payroll, rent, capital lease payments and other fixed expenses, including the costs required to operate Big South Fork Medical Center, which began operations on August 8, 2017, are approximately $1.5-$2.0 million per month.

During 2017, we raised approximately $19.7 million from the sale of equity securities and debentures, including $4.0 million that we raised on October 30, 2017 from the issuance of our Series I-1 Convertible Preferred Stock (the “Series I-1 Preferred Stock”) as more fully discussed below. However, our failure to raise additional capital in the coming months will have a material adverse effect on our ability to operate our business. In addition, we will be required to raise additional capital in order to fund our operations for the next twelve months. There can be no assurances that we will be able to raise the necessary capital on terms that are acceptable to us, or at all. If we are unable to secure the necessary funding as and when required, it will have a material adverse effect on our business and we may be required to downsize, further reduce our workforce, sell some of our assets or possibly curtail or even cease operations, raising substantial doubt about our ability to continue as a going concern.

In July 2017, we announced that we plan to spin off AMSG and in the third quarter of 2017, our Board of Directors voted unanimously to spin off our HTS, as independent publicly traded companies by way of tax-free distributions to our shareholders. Completion of these spinoffs is expected to occur in the third quarter of 2018. Our Board of Directors is currently considering if AMSG and HTS would be better off as one combined spinoff instead of two. The spinoffs are subject to numerous conditions, including effectiveness of the required Registration Statements on Form 10s to be filed with the Securities and Exchange Commission and consents, including under various funding agreements previously entered into by the Company. The intent of the spinoffs is to create three (or two) public companies, each of which can focus on its own strengths and operational plans. On July 24, 2017, we announced that the Big South Fork Medical Center, which opened in August 2017, received CMS regional office licensure approval. On January 31, 2018, we announced that we had entered into a definitive asset purchase agreement to acquire an acute care hospital in Jamestown, Tennessee known as Tennova Healthcare - Jamestown. The transaction is expected to close in the second quarter of 2018. Going forward, we expect that these two hospitals will provide us additional revenue and cash flow sources.

During 2017, we entered into financings as follows:

In 2017, we received short-term advances from Christopher Diamantis, a member of our Board of Directors, in the amount of $3.3 million. On March 7, 2017, we issued a promissory note to Mr. Diamantis in the amount of $3.8 million (the “2017 Diamantis Note”) in connection with the advances we received in 2017, plus accrued and unpaid interest reflecting the advances we received in both fiscal 2016 and 2017, in the amount of $0.5 million.

On February 2, 2017, we issued $1.59 million of convertible debentures (the “February Debentures”) and warrants to purchase shares of our common stock and received cash proceeds of $1.5 million.

On March 21, 2017, we issued $10.85 million aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due two years from the date of issuance (the “Convertible Debentures”) and three series of warrants to purchase shares of our common stock to several accredited investors. We received net proceeds from this transaction in the approximate amount of $8.4 million. We used $3.8 million of the net proceeds to repay the 2017 Diamantis Note and $0.75 million of the net proceeds to make a partial repayment on the TCA Debenture (as defined below). The remainder of the net proceeds was used for general corporate purposes. In conjunction with the issuance of the Convertible Debentures, the holder of the February Debentures exchanged these debentures for $2.7 million of new debentures (the “Exchange Debentures” and, collectively with the Convertible Debentures, the “March Debentures”) on the same terms as, and pari passu with, the Convertible Debentures and warrants. Additionally, the holders of an aggregate of $2.2 million stated value of our Series H Convertible Preferred Stock (the “Series H Preferred Stock”) exchanged such preferred stock into $2.5 million principal amount of Exchange Debentures and warrants. All of the March Debentures contain a 24% original issue discount.

On June 2, 2017 and June 22, 2017, we issued $1.9 million aggregate principal amount of Original Issue Discount Debentures due three months from the date of issuance of these two issuances (collectively, the “June Debentures”) and warrants to purchase shares of common stock to accredited investors for a purchase price of $1.8 million and cash proceeds of $1.5 million.

On July 17, 2017, we closed an offering of $4,136,862 aggregate principal amount of Original Issue Discount Debentures due October 17, 2017 and warrants to purchase shares of common stock for consideration of $2,000,000 in cash and the exchange of the $1,902,700 aggregate principal amount of Original Issue Discount Debentures due September 22, 2017 that were issued by us on June 22, 2017.

On September 19, 2017, we closed an offering of $2,604,000 principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019 (the “New Debentures”), and three series of warrants to purchase shares of our common stock. The offering was pursuant to the terms of a Securities Purchase Agreement, dated as of August 31, 2017, between us and certain of our existing institutional investors. We received proceeds of $2,100,000 from the offering.

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

During the fourth quarter of 2017, holders of a portion of common stock warrants issued in March 2017 paid the Company $0.6 million upon the exercise of 663,000 warrants.

Subsequent to December 31, 2017, we received $2.0 million from the issuance of debentures and $0.8 million from the sale of stock we owned as more fully discussed in Note 20 to the accompanying consolidated financial statements.

As of December 31, 2017, we were party to the following legal matters:

Biohealth Medical Laboratory, Inc, and PB Laboratories, LLC (the “Companies”) filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA - issued and CIGNA - administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which in late 2017 reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans as well as self-funded plans.

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

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. On January 25, 2017, the Company paid the DOR $250,000 as partial payment on this liability, and in February 2017 the Company entered into a Stipulation Agreement with the DOR which allows the Company to make monthly installment payments of $35,000 until February 2018 and negotiate a new payment agreement then, if the balance of $0.3 million cannot be satisfied in a lump sum. If at any time during the Stipulation period the Company fails to timely file any required tax returns with the DOR or does not meet the payment obligations under the Stipulation Agreement, the entire amount due will be accelerated. $0.5 million remains outstanding to the DOR at December 31, 2017.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra (see Note 11). On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. In January and February of 2017, the Company made payments to Tetra in connection with this judgment aggregating to $0.7 million, and on February 15, 2017, the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due will be paid in 24 equal monthly installments. Payments commenced on May 1, 2017. $1.3 million monthly payments remain outstanding to Tetra at December 31, 2017. The Company and Tetra have agreed to dispose of certain equipment and reduce the balance owed by amounts received.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 8). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due will be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company is in default of its payments to DeLage.

On December 7, 2016, the holders of the Tegal Notes (see Note 7) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of $0.4 million, including accrued interest. A request for entry of default judgment was filed on January 24, 2017. These amounts remain outstanding at December 31, 2017.

In November 2017 a former shareholder of Genomas filed suit against the Company for payment of a Note payable by the subsidiary Genomas. This Note is recorded in the financial statements of the subsidiary and is not payable directly from the Company. Other claims were included in the suit which the Company believes to be frivolous and without merit. The Company has filed a motion to dismiss certain of the claims. The Company does not deem this suit to be material.

The Company and subsidiaries have been party to suits filed by landlords for late payment of rent and have either settled these claims or are in process of agreeing to settlement. The Company does not deem these actions to be material.

The following table presents our capital resources as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016	Change

Cash	$-	$70,173	$(70,173)
Working capital	(21,496,044)	(16,344,128)	(5,151,916)
Total debt, excluding discounts and derivative liabilities	25,306,412	9,339,747	15,966,665
Capital lease obligations	2,079,137	3,570,174	(1,491,037)
Stockholders’ deficit	$(40,613,461)	$(14,885,896)	$(25,727,565)

The following table presents the major sources and uses of cash for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change

Cash used in operations	$(17,713,547)	$(19,863,680)	$2,150,133
Cash (used in) provided by investing activities	(492,537)	63,272	(555,809)
Cash provided by financing activities	18,135,911	11,045,157	7,090,754

Net change in cash	(70,173)	(8,755,251)	8,685,078
Cash and cash equivalents, beginning of the year	70,173	8,825,424	(8,755,251)
Cash and cash equivalents, end of the year	$-	$70,173	$(70,173)

The components of cash used in operations for the years ended December 31, 2017 and 2016 is presented in the following table:

	Year Ended December 31,
	2017	2016	Change

Net loss	$(50,921,024)	$(22,624,648)	$(28,296,376)
Non-cash adjustments to income	35,154,630	4,998,074	30,156,556
Accounts receivable	(1,451,224)	2,831,849	(4,283,073)
Inventory	(236,914)	-	(236,914)
Accounts payable and accrued expenses	2,920,134	94,658	2,825,476
Loss from discontinued operations	(4,276,918)	(9,989,039)	5,712,121
Other	637,976	2,259,865	(1,621,889)
Net cash used in operating activities	(18,173,341)	(22,429,241)	4,255,900
Cash used in discontinued operations	459,794	2,565,561	(2,105,767)
Cash used in operations	$(17,713,547)	$(19,863,680)	$2,150,133

The increase in cash used in investing activities for the year ended December 31, 2017 is due to the acquisition of Hospital assets.

Cash provided by financing activities for the year ended December 31, 2017 consists of $4.0 million received from the issuance of preferred stock, and $15.7 million from the issuance of debentures and warrants, partially offset by the $3.9 million of related party payments, net of advances, and repayment of capital lease obligations in the amount of $1.7 million. During the year ended December 31, 2016, we received proceeds from the issuance of equity securities of $19.3 million, partially offset by the redemption of preferred stock in the amount of $8.3 million, received proceeds from the issuance of non-related party debt in the amount of $5.4 million, made net repayments of related party debt in the amount of $4.4 million and made payments on capital leases of $0.9 million.

We need to raise additional funds immediately and continuing until we begin to realize cash flow from operations.

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock and debentures. In addition, the majority of these equity-based securities contain prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 8, 11 and 12 to the accompanying consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock. As a result of these down round provisions, the potential common stock equivalents totaled 17.3 billion as of April1 1, 2018.

Proposals Submitted to Stockholders

On March 14, 2018, the Company gave notice of a special meeting of the stockholders of the Company to be held on May 2, 2018, at 11:00 a.m., local time, to, among other things:

1. Approve an amendment to its Certificate of Incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of its common stock, par value $0.01 per share, at a specific ratio within a range from 1-for-50 to 1-for-300, and to grant authorization to its Board of Directors to determine, in its discretion, the specific ratio and timing of the reverse stock split any time before March 1, 2019, subject to the Board of Directors’ discretion to abandon such amendment; and

2. Approve an amendment to its Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock from 500,000,000 to 3,000,000,000 shares.

The Board of Directors has fixed the close of business on March 12, 2018 as the record date for the determination of stockholders entitled to notice of and to vote at the Special Meeting.

A portion of the proposed increase in the number of authorized shares of the Company’s common stock and the proposal to approve a discretionary reverse stock split are necessary primarily due to the recent declines in the Company’s stock price. The declines have resulted in the number of shares of common stock issuable upon exercise of outstanding common stock warrants and upon conversion of outstanding debentures and preferred stock to exceed the 500,000,000 shares of the Company’s common stock that are currently authorized.

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

As of December 31, 2017, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

De-Listing of the Company’s Common Stock

On April 18, 2017, the Company was notified by Nasdaq that the stockholders’ equity balance reported on the Company’s Form 10-K for the year ended December 31, 2016 fell below the $2.5 million minimum requirement for continued listing under The Nasdaq Capital Market’s Listing Rule 5550(b)(1) (the “Rule”). In accordance with the Rule, the Company submitted a plan to Nasdaq outlining how it intended to regain compliance. On August 17, 2017, Nasdaq notified the Company that its plan to correct the stockholders’ equity deficiency did not contain sufficient evidence to support a correction being achieved in the required time frame. The Company appealed this decision to a Hearing Panel which, on October 23, 2017, maintained this position and denied the Company a continued listing. Effective October 25, 2017, the Company’s common stock (RNVA) and warrants to purchase common stock (RNVAW) were no longer listed on The Nasdaq Captial Market but began trading on the OTCQB instead.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Rennova Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Rennova Health, Inc. (the Company) as of December 31, 2017 and 2016, the related Consolidated Statements of Operations, Stockholders’ Deficit, and Cash Flows for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying Consolidated Financial Statements, the Company has significant net losses, cash flow deficiencies, negative working capital and accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company, CPAs

Green & Company, CPAs

We have served as the Company’s auditor since 2015.

Tampa, FL 33618

April 24, 2018

13907 N Dale Mabry Hwy, Suite 102	Tampa, FL 33618	813.606.4388

RENNOVA HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$-	$70,173
Accounts receivable, net	971,312	1,051,345
Inventory	236,914	-
Prepaid expenses and other current assets	9,842	146,793
Income tax refunds receivable	1,940,845	1,458,438
Current assets of AMSG and HTS classified as held for sale	226,732	493,890
Total current assets	3,385,645	3,220,639

Property and equipment, net	2,695,440	2,799,049
Deposits	180,875	135,146
Non-current assets of AMSG and HTS classified as held for sale	28,834	327,559

Total assets	$6,290,794	$6,482,393

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable (includes related parties amount of $0.2 and $0.3 million, respectively)	$4,188,678	$2,513,710
Accrued expenses (includes related parties amount of $0.1 and $0.1 million, respectively)	4,967,405	3,675,847
Income taxes payable	1,971,592	942,433
Current portion of notes payable	6,957,830	9,011,247
Current portion of notes payable, related party	1,128,500	328,500
Current portion of capital lease obligations	2,079,137	1,796,053
Current portion of debentures	1,615,693	-
Current liabilities of AMSG and HTS classified as held for sale	1,972,854	1,296,977
Total current liabilities	24,881,689	19,564,767

Other liabilities:
Debentures, net of current portion	3,752,022	-
Capital lease obligations, net of current portion	-	1,774,121
Derivative liabilities	12,435,250	2,803
Non-current liabilities of AMSG and HTS classified as held for sale	-	26,598

Total liabilities	41,068,961	21,368,289

Commitments and contingencies

Redeemable Preferred Stock	5,835,294	-

Stockholders’ deficit:
Series G preferred stock, $0.01 par value, 14,000 shares authorized, 215 and 215 shares issued and outstanding	2	2
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 60 and 10,019 shares issued and outstanding	-	100
Series F preferred stock, $0.01 par value, 1,750,000 shares authorized, 1,750,000 and 0 shares issued and outstanding	17,500	-
Common stock, $0.01 par value, 500,000,000 shares authorized, 19,750,844 and 186,692 shares issued and outstanding	197,508	1,867
Additional paid-in-capital	128,351,954	45,752,999
Accumulated deficit	(169,180,425)	(60,640,864)
Total stockholders’ deficit	(40,613,461)	(14,885,896)
Total liabilities and stockholders’ deficit	$6,290,794	$6,482,393

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016

Net revenues	$4,619,473	$3,338,425

Operating expenses:
Direct costs of revenue	948,838	1,245,304
General and administrative	15,757,527	17,318,026
Sales and marketing expenses	742,637	1,758,667
Bad debt	1,531,257	2,055,002
Impairment	-	1,038,285
Depreciation and amortization	1,715,321	2,415,048
Total operating expenses	20,695,580	25,830,332

Loss from continuing operations before other income (expense) and income taxes	(16,076,107)	(22,491,907)

Other income (expense):
Other income	38,342	128,954
Change in fair value of derivative instruments	(42,702,815)	5,392,390
Gain on extinguishment of debt	42,702,815	-
Value of derivative liabilities	(12,435,250)	-
(Loss) on disposal of property and equipment	-	(124,494)
Interest expense	(21,432,285)	(6,308,347)
Total other income (expense), net	(33,829,193)	(911,497)

Net loss from continuing operations before income taxes	(49,905,300)	(23,403,404)

Provision for income taxes (benefit)	1,015,724	(778,756)

Net loss from continuing operations	(50,921,024)	(22,624,648)

Net loss from discontinued operations	(4,276,918)	(9,989,039)

Net loss	(55,197,942)	(32,613,687)
Deemed dividend from trigger of down round provision feature	(53,341,619)	-
Net loss to common shareholders	$(108,539,561)	$(32,613,687)

Net loss per common share:
Basic and diluted: continuing operations	$(45.17)	$(313.96)
Basic and diluted: discontinued operations	(1.85)	(138.62)

Total Basic and diluted	$(47.02)	$(452.58)
Weighted average number of common shares outstanding during the period:
Basic and diluted	2,308,090	72,062

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the year ended December 31, 2017

	Preferred Stock (see Note 10)		Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2016	10,234	$102	186,692	$1,867	$45,752,999	$(60,640,864)	$(14,885,896)
Conversion of preferred stock into common stock	(7,785)	(78)	370,446	3,704	(3,626)	-	-
Preferred stock issued for business acquisition	1,750,000	$17,500	-	-	156,597	-	174,097
Common stock issued in exchange for warrants			665,056	6,651	690,834	-	697,485
Shares issued in settlement of notes payable and warrants			26,667	267	439,733	-	440,000
Exchange of preferred stock for convertible debentures	(2,174)	$(22)	-	-	(2,173,978)	-	(2,174,000)
Conversion of debentures into common stock			18,285,517	182,855	7,123,459	-	7,306,314
Rounding up of common shares in connection with reverse stock split			526	5	(5)	-	-
Reduction in common stock in connection with reverse stock split			(2,472)	(25)	(6,650)	-	(6,675)
Common stock granted to employees		-	185	2	(2)	-	-
Discount on convertible debentures		-			252,143	-	252,143
Warrants and beneficial conversion features related to the issuance of convertible notes		-	-	-	24,177,258	-	24,177,258
Stock based compensation	-	-		-	58,278	-	58,278
Deemed dividend from trigger of down round provision feature	-	-	-	-	53,341,619	(53,341,619)	-
Restricted stock issued to employees		-	181,933	1,819	242,949	-	244,768
Common stock issued for services and severance	-	-	41,667	417	160,586	-	161,003
Shares returned to treasury			(5,373)	(54)	54	-	-
Beneficial conversion feature of Series I-1 preferred stock	-	-	-	-	(1,860,294)	-	(1,860,294)
Net loss	-	-	-	-	-	(55,197,942)	(55,197,942)
Balance at December 31, 2017	1,750,275	$17,502	19,750,844	$197,508	$128,351,954	$(169,180,425)	$(40,613,461)

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the year ended December 31, 2016

	Preferred Stock				Additional		Total
	(see Note 10)		Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2015	59,000	$590	32,560	$326	$26,832,462	$(28,027,177)	$(1,193,799)
Conversion of Series C Preferred shares into common stock	(260)	(3)	372	4	(1)	-	-
Cashless exercise of warrants	-	-	108	1	(1)	-	-
Shares issued in adjustment of prior conversion of preferred stock	-	-	112	1	(1)	-	-
Common shares cancelled	-	-	(91)	(1)	1	-	-
Issuance of shares for services	-	-	586	6	73,329	-	73,335
Exchange of Series C Preferred Stock and warrants for Series G Preferred Stock and warrants	5,053	51	-	-	(51)	-	-
Conversion of Series G Preferred Stock into common stock	(5,232)	(53)	25,836	258	(205)	-	-
Common stock and warrants issued for cash	-	-	42,478	425	7,520,611	-	7,521,036
Conversion of related party liabilities into common stock	-	-	12,816	128	2,231,701	-	2,231,829
Common stock granted to employees	-	-	1,618	16	248,603	-	248,619
Conversion of Series B Preferred shares into common stock	(5,000)	(50)	12,742	127	(77)	-	-
Cancellation of Series E Preferred Stock	(45,000)	(450)	-	-	450	-	-
Cancellation of warrants not qualifying for equity treatment	-	-	-	-	1,854,546	-	1,854,546
Reclassification of derivative liability	-	-	-	-	2,265,742	-	2,265,742
Warrants and beneficial conversion features related to the issuance of convertible notes	-	-	-	-	394,500	-	394,500
Stock-based compensation	-	-	-	-	858,868		858,868
Issuance of Series H Preferred Stock for cash	12,350	124	-	-	11,819,141	-	11,819,265
Redemption of Series G Preferred Stock	(8,346)	(83)	-	-	(8,346,067)	-	(8,346,150)
Conversion of Series H Preferred Stock into common stock	(2,331)	(24)	57,555	575	(551)	-	-
Net loss	-	-	-	-	-	(32,613,687)	(32,613,687)
Balance at December 31, 2016	10,234	$102	186,692	$1,867	$45,752,999	$(60,640,864)	$(14,885,896)

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
Cash flows used in operating activities:
Net loss	$(50,921,024)	$(22,624,648)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,715,321	2,415,048
Non-cash gain on derivative instruments	(2,803)	(5,392,390)
Stock issued for services	161,003	73,335
Stock-based compensation	303,046	1,107,487
Bad debts	1,531,257	2,055,002
Impairment charges	-	1,038,285
Non-cash interest expense	8,649,232	-
Amortization of debt discount	10,412,324	2,951,023
Non-cash charges related to capital leases	-	725,790
Non-cash settlement of debt	(50,000)	-
Gain on extinguishment of debt	(42,702,815)	(100,000)
Change in fair value of derivative instrument	42,702,815	-
Value of derivative liabilities	12,435,250	-
Gain on disposal of property and equipment	-	124,494
Loss from discontinued operations	(4,276,918)	(9,989,039)
Changes in operating assets and liabilities:
Accounts receivable	(1,451,224)	2,831,849
Prepaid expenses and other current assets	136,951	975,365
Inventory	(236,914)	-
Security deposits	(45,728)	(182,678)
Accounts payable	1,674,969	(1,024,137)
Accrued expenses	1,245,165	1,118,795
Income tax assets and liabilities	546,752	1,467,178
Net cash used in operating activities of continuing operations	(18,173,341)	(22,429,241)
Net cash provided by operating activities of discontinued operations	459,794	2,565,561
Net cash used in operating activities	(17,713,547)	(19,863,680)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(1,422,002)	(14,123)
Proceeds from the sale of property and equipment	-	(3,940)
Net cash used in investing activities of continuing operations	(1,422,002)	(18,063)
Net cash provided by investing activities of discontinued operations	929,465	81,335
Net cash (used in) provided by investing activities	(492,537)	63,272

Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants	639,615	-
Proceeds from the issuance of preferred stock, common stock and warrants, net of issuance costs of $1,614,485	-	19,340,302
Proceeds from issuance of Series I-1 Preferred Stock	4,000,000	-
Redemption of preferred stock	-	(8,346,150)
Financing fees	(25,000)	-
Proceeds from issuance of related party notes payable and advances	4,765,000	10,000,567
Proceeds from issuance of notes payable and debentures	15,742,500	5,394,500
Payments on related party notes payable and advances	(5,298,782)	(14,470,567)
Payments on capital lease obligations	(1,680,747)	(837,439)
Cash paid for fractional shares in connection with reverse stock split	(6,675)	-
Net cash provided by financing activities of continuing operations	18,135,911	11,081,213
Net cash used in financing activities of discontinued operations	-	(36,056)
Net cash provided by financing activities	18,135,911	11,045,157

Net decrease in cash	(70,173)	(8,755,251)
Cash at beginning of period	70,173	8,825,424

Cash at end of period	$-	$70,173

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Basis of Presentation

Rennova Health, Inc., together with its subsidiaries (the “Company”), is a vertically integrated provider of healthcare related products and services. The Company’s principal lines of business are: (i) Clinical Laboratory Operations; and (ii) Hospital Operations. The Company presents its financial results based upon these two business segments.

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

Holders of Company equity prior to the closing of the Merger (including all outstanding Company common stock and all restricted stock units, options and warrants exercisable for shares of Company common stock) held 10% of the Company’s common stock immediately following the closing of the Merger, and holders of Medytox equity prior to the closing of the Merger (including all outstanding Medytox common stock and all outstanding options exercisable for shares of Medytox common stock, but less certain options that were cancelled upon the closing pursuant to agreements between Medytox and such optionees) held 90% of the Company’s common stock immediately following the closing of the Merger, in each case on a fully diluted basis, provided, however, outstanding shares of Series B Convertible Preferred Stock and Series E Convertible Preferred Stock, certain outstanding convertible promissory notes exercisable for Company common stock after the closing and certain option grants expected to be made following the closing of the Merger are excluded from such ownership percentages.

Common Stock Listing

On November 3, 2015, the common stock of Rennova Health, Inc. commenced trading on The NASDAQ Capital Market under the symbol “RNVA.” Prior to that date, our common stock was listed on The NASDAQ Capital Market under the symbol “CLRX.”

On April 18, 2017, the Company was notified by NASDAQ that the stockholders’ equity balance reported on the Company’s Form 10-K for the year ended December 31, 2016 fell below the $2.5 million minimum requirement for continued listing under The Nasdaq Capital Market’s Listing Rule 5550(b)(1) (the “Rule”). In accordance with the Rule, the Company submitted a plan to Nasdaq outlining how it intended to regain compliance. On August 17, 2017, Nasdaq notified the Company that its plan to correct the stockholders’ equity deficiency did not contain sufficient evidence to support a correction being achieved in the required time frame. The Company appealed this decision to a Hearing Panel which, on October 23, 2017, maintained this position and denied the Company a continued listing. Effective October 25, 2017, the Company’s common stock (RNVA) and warrants to purchase common stock (RNVAW) were no longer listed on The Nasdaq Capital Market but began trading on the OTCQB instead.

Reverse Stock Splits

On February 7, 2017, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-30 reverse stock split of the Company’s shares of common stock effective on February 22, 2017 and on September 21, 2017, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-15 reverse stock split effective October 5, 2017 (the “Reverse Stock Splits”). The stockholders of the Company had approved these amendments to the Company’s Certificate of Incorporation on December 22, 2016 for the February 22, 2017 reverse stock split and on September 20, 2017 for the October 5, 2017 reverse stock split. In both cases, the Company’s stockholders had granted authorization to the Board of Directors to determine in its discretion the specific ratio, subject to limitations, and the timing of the reverse splits within certain specified effective dates.

As a result of the Reverse Stock Splits, every 30 shares of the Company’s then outstanding common stock was combined and automatically converted into one share of the Company’s common stock, par value $0.01 per share, on February 22, 2017 and every 15 shares of the Company’s then outstanding common stock was combined and automatically converted into one share of the Company’s common stock, par value $0.01 per share, on October 5, 2017. In addition, the conversions and exercise prices of all of the Company’s outstanding preferred stock, common stock purchase warrants, stock options, restricted stock, equity incentive plans and convertible notes payable were proportionately adjusted at the 1:30 reverse split ratio and again at the 1:15 reverse split ratio in accordance with the terms of such instruments. In addition, proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Splits, other than as a result of the rounding up of fractional shares in the February reverse split and the payment of cash in lieu of fractional shares in the October reverse split, as no fractional shares were issued in connection with the Reverse Stock Splits.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The par value and other terms of the common stock were not affected by the Reverse Stock Splits. The authorized capital of the Company of 500,000,000 shares of common stock and 5,000,000 shares of preferred stock were also unaffected by the Reverse Stock Splits. All share, per share and capital stock amounts as of and for the years ended December 31, 2017 and 2016 have been restated to give effect to the Reverse Stock Splits.

Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has recently accumulated significant losses and has negative cash flows from operations, and at December 31, 2017, had a working capital deficit and stockholders’ deficit of $21.5 million and $40.6 million, respectively. In addition, the Company’s cash position as of the date of this report is critically deficient, critical payments, including capital lease obligations are not being made in the ordinary course of business and certain indebtedness, including accrued interest and extension fees, in the amount of $7.8 million matures on May 30, 2018, that the Company does not have the financial resources to satisfy (see Notes 7, 9 and 15), all of which raise substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to consider efficiencies and is currently using one laboratory for the majority of its toxicology diagnostics thereby reducing the number of employees and associated operating expenses, in order to reduce costs. In addition, the Company received approximately $15.7 million in cash from the issuances of debentures and warrants during 2017 (see Note 8), $4.3 million from related parties and an additional $4.0 million of proceeds on October 30, 2017 from the issuance of convertible preferred stock (see Note 12).

In July 2017, the Company announced that it plans to spin off its Advanced Molecular Services Group (“AMSG”) and in the third quarter of 2017, the Company’s Board of Directors voted unanimously to spin off Health Technology Solutions, Inc., a wholly-owned subsidiary (“HTS”), as independent publicly traded companies by way of tax-free distributions to its shareholders. Completion of these spinoffs is expected to occur during the third quarter of 2018. Our Board of Directors is currently considering if AMSG and HTS would be better as one combined spinoff instead of two. The spin offs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission and consents, including under various funding agreements previously entered into by the Company. The intent of the spinoffs of AMSG and HTS is to create three (or two) public companies, each of which can focus on its own strengths and operational plans. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company has reflected amounts relating to AMSG and HTS as disposal groups classified as held for sale and included as part of discontinued operations. AMSG and HTS are no longer included in the segment reporting following the reclassification to discontinued operations. The discontinued operations of AMSG and HTS are described further in Note 17.

The Company also announced that the Big South Fork Medical Center received CMS regional office licensure approval and opened its doors on August 8, 2017. The hospital provided services to over 3,747 patients and recognized approximately $1.8 million of net revenues during the second half of 2017. In addition, on January 31, 2018, the Company announced that it had entered into a definitive asset purchase agreement to acquire an acute care hospital in Jamestown, Tennessee known as Tennova Healthcare – Jamestown, as more fully discussed in Note 20. The Company may amend its current revenue recognition policy and percentage for the hospitals when payments are received to support amended revenue recognition methodologies. Therefore, the Company expects that these hospitals will continue to provide additional revenue and cash flow sources.

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

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and in accordance with Regulation S-X of the SEC. The consolidated financial statements include the accounts of Rennova Health, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

The Company has reclassified certain amounts in the 2016 consolidated financial statements to be consistent with the 2017 presentation. These principally relate to classification of certain revenues, cost of revenues and related segment data, as well as balance sheet classifications to assets and liabilities held for sale. Reclassifications relating to the discontinued operations of AMGS and HTS are described further in Note 17.

Comprehensive Loss

During the years ended December 31, 2017 and 2016, comprehensive loss was equal to the net loss amounts presented in the accompanying consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas of estimation include the allowance for bad debts, the lives and valuation of long-lived assets, impairment of assets and rates for amortization, accrued liabilities, future income tax, in valuation models used in estimating the allocation of fair value of debentures, warrants, embedded conversion options, deemed dividends and stock-based compensation and transactions and changes in the fair value of derivative instruments, among others. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2017 and 2016.

Revenue Recognition

Service revenues are generated from laboratory testing services and hospital revenues.

Laboratory testing services include chemical diagnostic tests such as blood analysis and urine analysis. Laboratory service revenues are recognized at the time the testing services are performed and billed and are reported at their estimated net realizable amounts. Net service revenues are determined utilizing gross service revenues net of contractual adjustments and discounts. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the U.S. have an agreement with a third-party payer such as a commercial insurance provider, Medicaid or Medicare to pay all or a portion of their healthcare expenses; the majority of services provided by us are to patients covered under a third-party payer contract. In most cases, the Company is provided the third-party billing information and seeks payment from the third party in accordance with the terms and conditions of the third party payer for health service providers like us. Each of these third-party payers may differ not only in terms of rates, but also with respect to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of procedures and judgments that require industry specific healthcare experience and an understanding of payer methods and trends. Despite follow up billing efforts, the Company does not currently anticipate collection of a significant portion of self-pay billings, including the patient responsibility portion of the billing for patients covered by third party payers. The Company currently does not have any capitated agreements.

For hospital goods and or services, net revenues are determined utilizing gross revenues net of contractual adjustments and discounts and are recognized when goods and services are delivered. Even though it is the responsibility of the patient to pay for goods and services rendered, most individuals have an agreement with a third-party payer such as a commercial insurance provider, Medicaid or Medicare to pay all or a portion of their healthcare expenses.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The standard, including subsequently issued amendments, will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. There is a five-step approach outlined in the standard. Entities are permitted to apply the new standard under the full retrospective method, subject to certain practical expedients, or the modified retrospective method that requires the application of the guidance only to contracts that are uncompleted on the date of initial application.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In determining revenue, we first identify the contract according to the scope of ASC 606 with the following criteria:

●	The parties have approved the contract either in writing through the acknowledgement or consent of the patient responsibility or consent form; orally by acknowledgement or by scheduled appointment; or implicitly, based on the hospital’s customary business practices (outpatient services, inpatient, emergency room visits, for example).
●	Each party’s rights and the contract’s payment terms are identified.
●	The contract has commercial substance.
●	Collection is probable.

The hospital ensures that it is probable and will collect substantially all of the consideration to which it is entitled. The hospital has established the transaction price for providing goods or services to a patient through historical cash collection and current data from each identified payer class. This may include the effects of variable consideration such as discounts and price concessions and may be less than the stated contract price. With variable consideration, whether applied on a contract-by-contract basis or by using a portfolio approach. The ultimate transaction price reflects explicit price concessions. The hospital has an obligation to provide medically necessary or emergency services regardless of a patient’s intent or ability to pay. In determining collectability, the evaluation is based on experience or the contract portfolio approach with either a specific patient or a class of similar patients.

The hospital practices the full retrospective approach of all the reporting periods presented under the new standard discloses any adjustment to prior-period information.

This includes but is not limited to Disaggregated revenue information, Contract asset and liability information, including significant changes from prior year, and Judgements, and changes in judgement, that significantly affect the determination of the amount of revenue and timing.

We review our calculations for the realizability of gross service revenues on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payer groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payer groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions. This calculation is routinely analyzed by us on the basis of actual allowances issued by payers and the actual payments made to determine what adjustments, if any, are needed.

Contractual Allowances and Doubtful Accounts Policy

Accounts receivable are reported at realizable value, net of allowances for credits and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimating and reviewing the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for contractual credits and doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectability of these receivables or reserve estimates. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to provision for bad debts. See Note 4 – Accounts Receivable.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not record an impairment charge during the year ended December 31, 2017. During the year ended December 31, 2016, the Company recorded an impairment charge for certain of the Company’s property and equipment in the amount of $1.0 million. In December 31, 2017, the Company recorded a goodwill impairment charge of $1.0 million related to the Genomas acquisition. Genomas is part of AMSG and is included in the discontinued operations – see Note 17.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments and Fair Value, Including the Adoption of ASU 2017-11

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

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815).” The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

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

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has determined that this amendment had a material impact on its consolidated financial statements and has early adopted this accounting standard update. The cumulative effect of the adoption of ASU 2017-11 resulted in the reclassification of the derivative liability recorded of $56 million and the reversal of $41 million of interest expense recorded in the Company’s first fiscal quarter of 2017. The remaining $16 million was offset to additional paid in capital (discount on convertible debenture). Additionally, the Company recognized a deemed dividend from the trigger of the down round provision feature of $53.3 million. A $51 million deemed dividend was recorded retrospectively as of the beginning of the issuance of the debentures issued in March 2017 where the initial derivative liability was recorded as a result of the down round provision feature.

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

●	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets; or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets).

●	Level 3 applies to assets or liabilities for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions.

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At December 31, 2017 and 2016, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 and 2016:

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total
As of December 31, 2016
Beneficial conversion features:
Notes payable	$-	$-	$409,524	$409,524
Variable priced warrants:
Derivative liabilities	$-	$-	$2,803	$2,803
As of December 31, 2017
Derivative liabilities	$-	$-	$12,435,250	$12,435,250

For the year ended December 31, 2017, total loss realized on instruments valued using Level 3 valuations were $12.4 million. For the year ended December 31, 2016, total realized and unrealized gains on instruments valued using Level 3 valuation methods were $7.0 million.

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

For contingently issuable variable priced warrants and variable priced warrants, the Company determines the fair value as of each balance sheet date by using the Black-Scholes option pricing model as though the exercise price of the warrants were reduced to the last market closing price of its stock for the period, to the extent that it is less than the then current exercise price. The value calculated is recorded as a liability. For contingently issuable variable priced warrants and variable priced warrants, all inputs are observable and, therefore, there is no sensitivity in the valuation to unobservable inputs.

For derivative liabilities: (i) for embedded conversion options valued at $1.6 million, the Company determines the fair value by comparing the discounted conversion price per share (85% of market price) multiplied by the number of shares issuable at the balance sheet date to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability; and (ii) for warrants valued at $10.5 million, the Company determines the fair value by comparing the fixed price per share (which was 85% of market price) multiplied by the number of shares issuable at the balance sheet date to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability; and (iii) for warrants valued at $0.3 million, the Company determines the fair value using the Black-Scholes option pricing model. All inputs for the derivative liabilities are observable and, therefore, there is no sensitivity in the valuation to unobservable inputs.

The following table reconciles the changes in the liabilities categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2017:

Balance at December 31, 2016	$412,327
Gain on change in fair value included in net loss	27,406
Reclassifications to equity	(439,733)
Derivative liabilities	12,435,250
Balance at December 31, 2017	$12,435,250

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the services provided or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

The Company issues stock to consultants for various services. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The Company recognizes consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized. When projected future taxable income is insufficient to provide for the realization of deferred tax assets, the Company recognizes a valuation allowance (see Note 14).

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2017 and 2016.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two operating segments as of December 31, 2017: Clinical Laboratory Services and Hospital Operations (see Note 16).

Note 3 – Loss per Share

Basic and diluted loss per share is computed by dividing (i) loss available to common stockholders, by (ii) the weighted-average number of shares of common stock outstanding during the period.

Basic loss per share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For the years ended December 31, 2017 and 2016, basic loss per share is the same as diluted loss per share.

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Numerator
Net loss from continuing operations	$(50,921,024)	$(22,624,648)
Deemed dividend from trigger of down round provision feature	(53,341,619)	-
Net loss attributable to common stockholders, continuing operations	$(104,262,643)	$(22,624,648)
Net loss from discontinued operations	$(4,276,918)	$(9,989,039)
Net loss	$(108,539,561)	$(32,613,687)

Denominator
Basic and diluted weighted average common shares outstanding	2,308,090	72,062

Loss per share, basic and diluted
Basic and diluted, continuing operations	$(45.17)	$(313.96)
Basic and diluted, discontinued operations	$(1.85)	$(138.62)
Total basic and diluted	$(47.02)	$(452.58)

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2017 and 2016, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2017	2016
Warrants	2,176,403,218	93,843
Convertible preferred stock	179,781,292	248,444
Convertible debentures	326,919,506	95,198
Stock options	38,478	47,268
	2,683,142,494	484,753

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock and debentures. In addition, the majority of these equity-based securities contain prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 8, 11 and 12). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock. As a result of these down round provisions, the potential common stock and common stock equivalents totaled 17.3 billion at April 1, 2018. See Note 13 regarding a discussion of the number of shares of the Company’s authorized common stock.

Note 4 – Accounts Receivable

Accounts receivable at December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Accounts receivable - laboratory services	$1,478,451	$12,715,835
Accounts receivable - hospital	8,593,747	-
Total accounts receivable	10,072,198	12,715,835
Less:
Allowance for discounts - laboratory services	(1,177,054)	(11,664,490)
Allowance for discounts - hospital	(6,936,429)	-
Allowance for bad debts	(987,403)	-
Accounts receivable, net	$971,312	$1,051,345

For the years ended December 31, 2017 and 2016, bad debt expense was $1.5 million and $2.1 million, respectively. During the years ended December 31, 2017 and 2016, the Company identified certain accounts receivable related to its Clinical Laboratory Operations business segment that were deemed uncollectible. The primary factors in rendering these receivables uncollectible were the Company’s failure to obtain preauthorization from the third party payer prior to rendering services and the lack of an existing preferred provider contract with the third party payer. As a result, the Company recorded a charge of $1.5 million and $3.5 million, respectively, related to the Company’s inability to collect on these receivables, which is reflected in bad debt expense in the accompanying consolidated statements of operations.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Property and Equipment

Property and equipment at December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016

Medical equipment	$696,195	$696,195
Building	1,359,472	-
Equipment	476,548	437,029
Equipment under capital leases	4,686,736	4,497,025
Furniture	222,824	222,824
Leasehold improvements	1,303,131	1,303,131
Vehicles	196,534	196,534
Computer equipment	226,441	203,442
Software	631,033	631,033
	9,798,914	8,187,213
Less accumulated depreciation	(7,103,474)	(5,388,164)
Property and equipment, net	$2,695,440	$2,799,049

On January 13, 2017, the Company completed an asset purchase agreement to acquire certain assets related to the Big South Fork Medical Center, based in Oneida, Tennessee (the “Hospital Assets”). Big South Fork Medical Center is classified as a Critical Access Hospital (rural). The Company acquired the Hospital Assets out of bankruptcy for a purchase price of $1.0 million, and the purchase price has been recorded as property and equipment. The Company opened the hospital on August 8, 2017.

Depreciation expense on property and equipment was $1.7 million and $2.4 million for the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2016, the Company determined that some of the equipment within the Clinical Laboratory Services business segment was impaired and the Company recorded an impairment charge of $1.0 million.

Note 6 – Accrued Expenses

Accrued expenses at December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016

Commisions payable	$24,470	$44,788
Accrued payroll and related liabilities	897,088	1,324,438
Accrued interest	2,636,057	1,471,191
Other accrued expenses	1,409,790	835,430
Accrued expenses	$4,967,405	$3,675,847

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At December 31, 2017 and December 31, 2016, notes payable consisted of the following:

Notes Payable – Third Parties

	December 31, 2017	December 31, 2016
Loan payable under prepaid forward purchase contract	$5,000,000	$5,000,000

Loan payable to TCA Global Master Fund, LP (“TCA”) in the original principal amount of $3 million at 16% interest (the “TCA Debenture”). Principal and interest payments due in various installments through December 31, 2017	1,616,218	3,000,000

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the “Tegal Notes”). Prinicpal and interest payments are due annually from July 12, 2015 through July 12, 2017	341,612	341,612

Other convertible notes payable	-	440,000

Unamortized discount on other convertible notes	-	(179,889)
Derivative liability associated with the TCA Debenture, at fair value	-	409,524
	6,957,830	9,011,247
Less current portion	(6,957,830)	(9,011,247)
Notes payable - third parties, net of current portion	$-	$-

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract whereby the Company received consideration in the amount of $5.0 million. The receivables had an estimated collectable value of $8.7 million which had been adjusted down to approximately $1.5 million on the Company’s balance sheet as of December 31, 2016 and $0 as of December 31, 2017. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $0.5 million, (ii) all payments recovered from the accounts receivable up to $5.25 million, if paid in full within six months, or $5.5 million, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty had not been paid $6.0 million, the Company was required to pay the difference. Christopher Diamantes, a director of the Company, guaranteed the Company’s obligation. On March 24, 2017, the Company, the counterparty and Mr. Diamantis, as guarantor, entered into an amendment (the “Amendment”) to extend the Company’s obligation to March 31, 2018. Also, what the counterparty is to receive was amended to equal (a) the $5,000,000 purchase price plus a 20% per annum investment return thereon, plus (b) $500,000, plus (c) the product of (i) the proceeds received from the accounts receivable, minus the amount set forth in clauses (a) and (b), multiplied by (ii) 40%. In connection with the extension, the counterparty received a fee of $1,000,000. To date, the Company has not recovered any payments against the accounts receivable. As of December 31, 2017, the Company has accrued $2.3 million for the counterparty’s required investment return, which is reflected in accrued expenses in the accompanying consolidated balance sheet, and $7.3 million was due to the counterparty on December 31, 2017. Subsequent to December 31, 2017, the Company entered into a second amendment to the terms of this agreement as more fully discussed in Note 20. The Company does not have the financial resources to repay this obligation.

The Company did not make the required monthly principal and interest payments due under the TCA Debenture for the period from October 2016 through March 2017. On February 2, 2017, the Company made a payment to TCA in the amount of $0.4 million which was applied to accrued and unpaid interest and fees, including default interest, as of the date of payment. On March 21, 2017, the Company made a payment to TCA in the amount of $0.75 million, of which approximately $0.1 million was applied to accrued and unpaid interest and fees in accordance with the terms of the TCA Debenture. Also on March 21, 2017, the Company entered into a letter agreement with TCA, which (i) waived any payment defaults through March 21, 2017; (ii) provided for the $0.75 million payment discussed above; (iii) set forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million was to be repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provided for payment of an additional service fee in the amount of $150,000, which was due on June 27, 2017, the day after the effective date of the registration statement filed by the Company; which amount is reflected in accrued expenses in the accompanying consolidated balance sheet at December 31, 2017. In addition, TCA entered into an intercreditor agreement with the purchasers of the convertible debentures (see Note 8) which sets forth rights, preferences and priorities with respect to the security interests in the Company’s assets. On September 19, 2017, the Company entered into a new agreement with TCA, which extended the repayment schedule through to December 31, 2017. The Company is past due on its payments.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not make the principal payments under the Tegal Notes that were due on July 12, 2016. On November 3, 2016, the Company received a default notice from the holders of the Tegal Notes demanding immediate repayment of the outstanding principal and accrued interest aggregating to $0.4 million. On December 7, 2016, the Company received a breach of contract complaint with a request for entry of a default judgment (see Note 15). To date, the Company has yet to repay this amount.

On September 15, 2016, the Company entered into an agreement with two investors whereby the Company sold to the investors convertible notes in the aggregate principal amount of $0.4 million (the “September 2016 Notes”) that were convertible into shares of the Company’s common stock at a conversion price of $112.50 per share. In conjunction with the sale of the September 2016 Notes, the Company issued warrants to purchase an aggregate of 4,444 shares of the Company’s common stock at an exercise price of $180.00 per share. Based on the allocation of the net proceeds from the September 2016 Notes to the fair value of the warrants, and the resulting beneficial conversion features, the Company recognized a discount for the entire face value of the September 2016 Notes, which was accreted through the notes’ maturity date of March 15, 2017. On March 13, 2017, the September 2016 Notes, along with the accompanying warrants, were exchanged for 26,667 shares of the Company’s common stock.

Notes Payable – Related Parties

	December 31, 2017	December 31, 2016

Loan payable to Alcimede LLC, bearing interest at 6% per annum, with all principal and interest due on February 2, 2018	$168,500	$218,500

Loan payable to Christopher Diamantis	960,000	-

Other advances from related parties	-	110,000

Total current notes payable, related parties	$1,128,500	$328,500

On February 3, 2015, the Company borrowed $3.0 million from Alcimede LLC (“Alcimede”). Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede. The note has an interest rate of 6% and was originally due on February 2, 2016. Alcimede later agreed to extend the maturity date of the loan to August 2, 2017. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase 2,223 shares of the Company’s common stock at an exercise price of $1,125.00 per share, and the loan outstanding was reduced in satisfaction of the aggregate exercise price of $2.5 million. In August of 2016, $0.3 million was repaid by the Company through the issuance of shares of common stock. In March of 2017, the Company and Mr. Lagan agreed that a payment made to Alcimede in the amount of $50,000 would be deducted from the outstanding balance of the note. On August 2, 2017, the Company and Alcimede agreed to further extend the maturity date of the loan to February 2, 2018. As of April 1, 2018, the balance outstanding on the note was $168,500.

During the year ended December 31, 2017, the Company repaid $110,000 that was outstanding to a former principal stockholder, and borrowed an additional $75,000 from this same stockholder, which has been repaid as of December 31, 2017. In addition, the Company borrowed $4.6 million from Mr. Diamantis, a director of the Company, of which $3.6 million was repaid (see Note 8).

Note 8 – Debentures

The carrying amount of all outstanding debentures as of December 31, 2017 is as follows (there were no debentures outstanding as of December 31, 2016):

December 31, 2017
Debentures	$17,720,082
Discount on Debentures	(12,127,634)
Deferred financing fees	(224,733)
5,367,715
Less current portion	(1,615,693)
Debentures, long term	$3,752,022

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

March Offerings

On March 21, 2017, the Company issued $10.85 million aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due March 21, 2019 (the “Convertible Debentures”). The Company received net proceeds from this transaction in the approximate amount of $8.4 million. The Company used $3.8 million of the net proceeds to repay the 2017 Diamantis Note (see Note 7) and $0.75 million of the net proceeds to make the partial repayment on the TCA Debenture (see Note 7). The remaining net proceeds were used for general corporate purposes. In conjunction with the issuance of the Convertible Debentures, the holder of the February Debentures exchanged these debentures for $2.5 million of new debentures (the “Exchange Debentures” and, collectively with the Convertible Debentures, the “March Debentures”) on the same terms as, and pari passu with, the Convertible Debentures and warrants. The Company recorded non-cash interest expense in the amount of $0.4 million as a result of this exchange. Additionally, the holders of an aggregate of $2.2 million stated value of the Company’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) exchanged such preferred stock into $2.7 million principal amount of Exchange Debentures and warrants. The March Debentures contained a 24% original issue discount, have no regularly scheduled interest payments except in the event of a default and have a maturity date of March 21, 2019.

In connection with the March Debentures the Company issued warrants to purchase shares of the Company’s common stock to several accredited investors, As of December 31, 2017, the aggregate number of warrants outstanding was 1,919,749,817. The warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C Warrants (collectively, the “March Warrants”). At December 31, 2017, the Series A Warrants are exercisable for 681,421,283 shares of the Company’s common stock. They are immediately exercisable and they have a term of exercise equal to five years. At December 31, 2017, the Series B Warrants are exercisable for 556,907,251 shares of the Company’s common stock. They are exercisable for a period of 18 months commencing immediately. At December 31, 2017, the Series C Warrants are exercisable for 681,421,283 shares of the Company’s common stock. They have a term of five years provided such warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. At December 31, 2017, the exercise price of the March Warrants was $0.0276 per share.

The March Debentures are convertible into shares of the Company’s common stock, at a conversion price which has been adjusted pursuant to their terms to $0.0276 per share as of December 31, 2017, due to prices at which the Company has subsequently issued shares of common stock equivalents. The Convertible Debentures began to amortize monthly commencing on the 90th day following the closing date. The Exchange Debentures began to amortize monthly on the closing date. On each monthly amortization date, the Company may elect to repay 5% of the original principal amount of the March Debentures in cash or, in lieu thereof, the conversion price of such debentures will thereafter be 85% of the volume weighted average price at the time of conversion. In the event the Company does not elect to pay such amortization amounts in cash, each investor, in their sole discretion, may increase the conversion amount subject to the alternative conversion price by up to four times the amortization amount. The March Debentures contain customary affirmative and negative covenants. The conversion prices are subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary anti-dilution protections as more fully described in the debentures.

On October 30, 2017, the Company agreed to amend the March Debentures and March Warrants to remove the floor in the anti-dilution provisions therein. The conversion price of the March Debentures and the exercise price of the March Warrants as of December 31, 2017 stated above reflect this amendment as well as other adjustment for dilutive issuances, which triggered the down round provisions in the March Debentures and March Warrants.

The March Debentures are secured by all of the Company’s assets and are guaranteed by substantially all of the Company’s subsidiaries. Between March 22, 2017 and December 31, 2017, holders of the March Debentures converted an aggregate of approximately $7.3 million of these debentures into 18,285,517 shares of the Company’s common stock and received 663,000 shares of common stock upon exercise of 663,000 March Warrants for an aggregate exercise price of approximately $0.6 million.

The exercise prices of the March Warrants issued in connection with the March Debentures are subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then exercise price, as well as other customary anti-dilution protections. As a result of these provisions, both the March Debentures and the March Warrants were deemed to be not indexed to the Company’s common stock, and the Company recognized derivative liabilities for the embedded conversion feature of the March Debentures and the March Warrants in the original amount of $15.3 million and $41.3 million, respectively. The Company recognized a discount for 100% of the principal value of the March Debentures and non-cash interest expense in the amount of $43.7 million in connection with the recognition of these derivative liabilities. As a result of the adoption of ASU 2017-11 in the second quarter of 2017, the interest expense and derivative liability originally recognized were adjusted and extinguished during the three months ended June 30, 2017. See Note 2 for the adoption of ASU 2017-11 and for the retrospective adjustments made to the Company’s consolidated financial statements with respect to the derivative liabilities associated with these debentures and warrants.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June Offerings

In June 2017, the Company issued debentures due three months from the date of issuance in two issuances (collectively, the “June Debentures”) and warrants to purchase an aggregate of 100,000 shares of common stock (33,333 warrants in the June 2, 2017 transaction and 66,667 in the June 22, 2017 transaction), which can be exercised at any time after nine months at an exercise price of $5.85 per share for the June 2, 2017 warrants and $5.70 per share for the June 22, 2017 warrants (collectively, the “June Warrants”), to accredited investors for a purchase price of $1,902,700 and proceeds to the Company of $1.5 million. The Company recorded a discount on the debentures of $107,700 which has been fully amortized. As more fully discussed below, on July 17, 2017, the June Debentures were exchanged.

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

September Offerings

On September 19, 2017, the Company closed an offering of $2,604,000 principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019 (the “New Debentures”) and three series of warrants to purchase an aggregate of 34,677,585 shares of the Company’s common stock (the “Series A Warrants,” the “Series B Warrants,” and the “Series C Warrants,” and collectively, the “September Warrants”). The offering was pursuant to the terms of a Securities Purchase Agreement, dated as of August 31, 2017 (the “Purchase Agreement”), between the Company and certain existing institutional investors of the Company. The Company received proceeds of $2,100,000 from the offering.

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

The September Debentures contain customary affirmative and negative covenants. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the debentures. The September Debentures may be converted at any time into shares of the Company’s common stock. Originally, the September Debentures begin to amortize monthly commencing on October 1, 2017, and for the first three amortization dates, the amortization amount was $100,000. On October 19, 2017, the September Debentures were amended so that they began to amortize immediately. On each monthly amortization date, the Company may elect to repay 5% of the original principal amount of September Debentures in cash or, in lieu thereof, the conversion price of such September Debentures shall thereafter be 85% of the volume weighted average price at the time of conversion, but not less than the floor of $0.78 per share. In the event the Company does not elect to pay such amortization amounts in cash, each investor, in their sole discretion, may increase the conversion amount subject to the alternative conversion price by up to four times the amortization amount. On October 30, 2017, the Company entered into exchange agreements with the holders of the September Debentures to provide that the holders may, from time to time, exchange their September Debentures for shares of a newly-authorized Series I-2 Convertible Preferred Stock of the Company (the “Series I-2 Preferred Stock”), which is more fully discussed in Note 12. Subsequent to December 31, 2017, $1,384,556 of the September Debentures were exchanged for 1,730.1 shares of Series I-2 Preferred Stock as more fully discussed in Note 20.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, the Series A Warrants are exercisable for an aggregate of 11,559,145 shares of the Company’s common stock. They are immediately exercisable and have a term of exercise equal to five years. The Series B Warrants are exercisable for an aggregate of 11,559,295 shares of the Company’s common stock and are exercisable for a period of 18 months commencing immediately. The Series C Warrants are exercisable for an aggregate of 11,559,145 shares of the Company’s common stock, and have a term of five years provided such Series C Warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. The September Warrants have a fixed exercise price, subject to a floor of $0.78 per share. At December 31, 2017, the exercise price was $0.78 per share, which reflects adjustments made pursuant to their terms due to the down round provisions in the September Warrants. The September Warrants are subject to “full ratchet” and other customary anti-dilution protections.

The Company’s obligations under the September Debentures are secured by a security interest in all of the Company’s and its subsidiaries’ assets, pursuant to the terms of the Security Agreement, dated as of March 20, 2017.

During the year ended December 31, 2017, the Company realized approximately $15.7 million in proceeds from the issuances of these debentures and warrants. At December 31, 2017, the unamortized discounts were approximately $12.1 million. These discounts represent original issue discounts, the relative fair value of the warrants issued with the debentures and the relative fair value of the beneficial conversion features of the debentures. During the year ended December 31, 2017, the Company recorded approximately $8.6 million and approximately $10.4 million, respectively of non-cash interest and amortization of debt discount expense primarily in connection with the debentures and warrants.

See Note 13 for summarized information related to warrants issued and the activity during the years ended December 31, 2017 and 2016.

See Notes 3 and 13 for a discussion of the dilutive effect of the outstanding debentures and warrants as of December 31, 2017 and at April 1, 2018.

Note 9 – Related Party Transactions

In addition to the transactions discussed in Notes 7, 8 and 15, the Company had related party transactions during the years ended December 31, 2017 and 2016 as follows:

The Company has a consulting agreement with Alcimede pursuant to which Mr. Lagan provides services as the Company’s Chief Executive Officer. Alcimede was paid $0.4 million and $0.6 million in consulting fees for the years ended December 31, 2017 and 2016, respectively.

During the second quarter of 2016, the Company received a short-term advance from Jason Adams, the Company’s then Chief Financial Officer, in the amount of $50,000, all of which was repaid during the second quarter.

On August 1, 2015, Medytox entered into a non-exclusive consulting agreement with Monarch Capital, LLC (“Monarch”). Michael Goldberg, at the time a director of Medytox and a director of the Company until his resignation on April 24, 2017, is the Managing Director of Monarch. Under this agreement, Monarch provided business and financial advice. The agreement expired on August 31, 2017. Monarch was paid approximately $139,000 and $150,000 for consulting fees pursuant to this agreement for the years ended December 31, 2017 and 2016, respectively.

Dr. Thomas Mendolia, the former Chief Executive Officer of the Company’s laboratories and at the time a principal stockholder, was reimbursed $26,765 for certain operating expenses and asset purchases paid by Dr. Mendolia on the Company’s behalf in the year ended December 31, 2016.

The terms of the foregoing transactions, including those discussed in Notes 7, 8, 12 and 14, are not necessarily indicative of those that would have been agreed to with unrelated parties for similar transactions.

Note 10 – Derivative Liabilities

Derivatives liabilities were $12,435,250 and $2,803 at December 31, 2017 and 2016, respectively. The derivative liabilities consist of the fair value of: (i) conversion option features of debentures; and (ii) the fair value of warrants. As of December 31, 2017, the Company does not have enough authorized shares of its common stock to satisfy its obligations under the terms of its debentures and warrants. Accordingly, the Company recorded the fair value of the conversion option features of outstanding debentures and the fair value of warrants as derivative liabilities. The total common stock and common stock equivalents outstanding as of December 31, 2017 are presented in Note 3. The total common stock and common stock equivalents outstanding as of April 1, 2018 are presented in Note 13.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Capital Lease Obligations

The Company leases various assets under capital leases expiring in 2019 and 2020 as follows:

	December 31, 2017	December 31, 2016

Medical equipment	$4,686,736	$4,497,025
Less accumulated depreciation	(3,842,443)	(2,809,511)

Net	$844,293	$1,687,514

Depreciation expense on assets under capital leases was $1.0 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively.

During the fourth quarter of 2016, the Company did not meet its payment obligations under two of its capital lease agreements, which comprise substantially all of the Company’s aggregate capital lease obligations. In December 2016, the two counterparties to these lease agreements filed separate lawsuits against the Company and in January of 2017 default judgments were issued against the Company in the aggregate amount of $3.5 million, which includes default interest, late fees, penalties and other fees (see Note 15). As a result, the Company recognized additional interest expense of $0.6 million to recognize the additional obligations under these leases. As of December 31, 2017, the Company did not meet its obligations under these two capital leases, therefore, the aggregate future minimum rentals under capital leases are deemed to be current.

Note 12 – Redeemable Preferred Stock

The Company has 5,000,000 authorized shares of Preferred Stock at a par value of $0.01. Issuances of the Company’s Preferred Stock included as part of stockholder’s deficit are discussed in Note 13. The following is a summary of the issuances of the Company’s Redeemable Preferred Stock.

Series I-1 Convertible Preferred Stock

On October 30, 2017, the Company closed an offering of $4,960,000 stated value of its 4,960 shares of newly-authorized Series I-1 Convertible Preferred Stock (the “Series I-1 Preferred Stock”). Each share of Series I-1 Preferred Stock has a stated value of $1,000. The offering was pursuant to the terms of the Securities Purchase Agreement, dated as of October 30, 2017 (the “Purchase Agreement”), between the Company and certain existing institutional investors of the Company. The Company received proceeds of $4.0 million from the offering. The Purchase Agreement gives the investors the right to participate in up to 50% of any offering of common stock or common stock equivalents by the Company. In the event of any such offering, the investors may also exchange all or some of their Series I-1 Preferred Stock for such new securities on an $0.80 stated value of Series I-1 Preferred Stock for $1.00 of new subscription amount basis. Each share of Series I-1 Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to the lesser of (i) $1.00, subject to adjustment, and (ii) 85% of the lesser of the volume weighted average market price of the common stock on the day prior to conversion or on the day of conversion. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the Certificate of Designation of the Series I-1 Preferred Stock. Upon the occurrence of certain Triggering Events, as defined in the Certificate of Designation of the Series I-1 Preferred Stock, the holder shall, in addition to any other right it may have, have the right, at its option, to require the Company to either redeem the Series I-1 Preferred Stock in cash or in certain circumstance in shares of common stock at the redemption prices set forth in the Certificate of Designation.

Series I-2 Convertible Preferred Stock

On October 30, 2017, the Company entered into exchange agreements with the holders of the September Debentures to provide that the holders may, from time to time, exchange their September Debentures for shares of a newly-authorized Series I-2 Preferred Stock. The exchange agreements permit the holders of the September Debentures to exchange specified principal amounts of the September Debentures on various closing dates starting on December 2, 2017. Any exchange is at the option of the holders. Each holder may reduce the principal amount of September Debentures exchanged on any particular closing date, or elect not to exchange any September Debentures at all on a closing date. If a holder does choose to exchange less principal amount of September Debentures, or no September Debentures at all, it can carry forward such lesser amount to a future closing date and then exchange more than the originally specified principal amount for that later closing date. For each $0.80 of principal amount of September Debenture surrendered to the Company at any closing date, the Company will issue the holder a share of Series I-2 Preferred Stock with a stated value of $1.00. Each share of Series I-2 Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to the lesser of (i) $1.00, subject to adjustment, and (ii) 85% of the lesser of the volume weighted average market price of the common stock on the day prior to conversion or on the day of conversion. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the Certificate of Designation of the Series I-2 Preferred Stock.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s board of directors has designated up to 11,271 shares of the 5,000,000 authorized shares of preferred stock as the Series I-2 Preferred Stock. Each share of Series I-2 Preferred Stock has a stated value of $1,000. Upon the occurrence of certain Triggering Events (as defined in the Certificate of Designation of the Series I-2 Preferred Stock), the holder shall, in addition to any other right it may have, have the right, at its option, to require the Company to either redeem the Series I-2 Preferred Stock in cash or in certain circumstance in shares of common stock at the redemption prices set forth in the Certificate of Designation.

As more fully discussed in Note 20, on February 9, 2018, the holders exercised their right to exchange a portion of the September Debentures for shares of the Series I-2 Preferred Stock for the first time. On that date, the holders elected to exchange an aggregate of $1,384,556 principal amount of September Debentures and the Company issued an aggregate 1,730.7 shares of its Series I-2 Preferred Stock.

See Notes 3 and 13 for a discussion of the dilutive effect of the Series I-1 Preferred Stock and the Series I-2 Preferred Stock as of December 31, 2017 and April 1, 2018.

Note 13 – Stockholders’ Deficit

Authorized Capital

The Company has 500,000,000 authorized shares of Common Stock at $0.01 par value and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01.

Preferred Stock

In conjunction with the Merger, all outstanding Medytox Series B preferred shares were cancelled in exchange for shares of Rennova Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which were not entitled to receive dividends unless dividends were declared on the Company’s common stock. On September 6, 2016, all of the outstanding shares of Series B Preferred Stock were converted into an aggregate of 12,742 shares of the Company’s common stock, in accordance with the terms of the Series B Preferred Stock.

Between January 1, 2016 and July 10, 2016, holders of the Company’s Series C Preferred Stock converted a total of 260 shares of Series C Preferred Stock into 373 shares of common stock. On July 11, 2016, the Company entered into Exchange Agreements with the holders of the Series C Preferred Stock and the holders of the Company’s 14,337 warrants to purchase shares of common stock issued December 30, 2015 (the “December 2015 Warrants”), to exchange such securities for shares of newly-authorized Series G Convertible Preferred Stock with a stated value of $1,000 per share (the “Series G Preferred Stock”) and new warrants to purchase shares of common stock (the “Exchange”). The Exchange closed on July 19, 2016 in conjunction with the public offering discussed below, and the outstanding 8,740 shares of Series C Preferred Stock and the December 2015 Warrants were exchanged for 13,793 shares of Series G Preferred Stock and new warrants to purchase 167,555,446 shares of the Company’s common stock (the “Exchange Warrants”). On July 6, 2016, stockholders representing approximately 74% of the voting power of the Company approved the Exchange. The Exchange was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof based on the representations of the holders. No commission or other remuneration was paid or given directly or indirectly for soliciting the Exchange.

The Series G Preferred Stock is convertible into common stock at the stated value divided by $13.50. The exercise price of the Exchange Warrants is $0.0038 per share, which reflects adjustments for the down round provisions. No gain or loss was recognized by the Company as result of the Exchange, however the Company did record a gain on the change in fair value of the December 2015 Warrants of $1.7 million in July 2016. Subsequent to the closing of the Exchange through December 31, 2016, 5,232 shares of Series G Preferred Stock were converted into 25,836 shares of the Company’s common stock.

On August 26, 2016, in accordance with the terms of a stock purchase agreement between the Company and Epinex Diagnostics, Inc. (“Epinex Diagnostics”), the Company cancelled the 45,000 shares of its Series E Preferred Stock that had previously been issued to Epinex Diagnostics.

On December 20, 2016, the Company completed a public offering whereby the Company issued 12,350 shares of its newly designated Series H Convertible Preferred Stock (the “Series H Preferred Stock”) and received net proceeds of $11.8 million, net of offering costs of $0.5 million. The underwriters to the offering also received warrants to purchase an aggregate of 15,247 shares of common stock at an exercise price of $50.70 per share. The Series H Preferred Stock has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock at a conversion price of $2.70 per share. A total of $8.3 million of the net proceeds received from this offering was used to redeem 8,346 shares of Series G Preferred Stock. Subsequent to the closing of the offering and prior to December 31, 2016, 2,331 shares of Series H Preferred Stock were converted into 57,555 shares of common stock.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2017, 7,785 shares of Series H Preferred Stock were converted into 370,446 shares of common stock in accordance with the terms of the Series H Preferred Stock. Also during the year ended December 31, 2017, 2,174 shares of Series H Preferred Stock with a stated value of $2.2 million were exchanged for Exchange Debentures with an aggregate principal amount of $2.7 million and warrants (see Note 8).

In connection with the acquisition of Genomas, Inc., on September 27, 2017, which is more fully discussed in Note 17, the Company issued 1,750,000 shares of its Series F Preferred Stock valued at $174,097. Each share of the Series F Preferred Stock is convertible into shares of our common stock (subject to adjustment as provided in the related certificate of designation of preferences, rights and limitations) at any time after the first anniversary of the issuance date at the option of the holder at a conversion price equal to the greater of $29.25 or the average closing price of the Company’s common stock for the 10 trading days immediately preceding the conversion. The maximum number of shares of common stock issuable upon the conversion of the Series F Preferred Stock is 59,829. Any shares of Series F Preferred Stock outstanding on the fifth anniversary of the issuance date will be mandatorily converted into common stock at the applicable conversion price on such date. At any time, from time to time after the first anniversary of the issuance date, the Company has the right to redeem all or any portion of the outstanding Series F Preferred Stock at a price per share equal to $1.95 plus any accrued but unpaid dividends. The Series F Preferred Stock has voting rights. Each share of Series F Preferred Stock has one vote, and the holders of the Series F Preferred Stock shall vote together with the holders of the Company’s common stock as a single class.

The following table summarizes the activity in the Company’s various classes of Preferred Stock included in Stockholders’ Deficit for the years ended December 31, 2017 and 2016:

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Series B		Series C		Series E		Series G		Series H		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	5,000	$50	9,000	$90	45,000	$450	-	$-	-	$-	59,000	$590
Conversion of Series C Preferred shares into common stock			(260)	(3)							(260)	(3)
Exchange of Series C Preferred Stock and warrants for Series G Preferred Stock and warrants			(8,740)	(87)			13,793	138			5,053	51
Conversion of Series G Preferred Stock into common stock							(5,232)	(53)			(5,232)	(53)
Conversion of Series B Preferred shares into common stock	(5,000)	(50)									(5,000)	(50)
Cancellation of Series E Preferred Stock					(45,000)	(450)					(45,000)	(450)
Issuance of Series H Preferred Stock for cash									12,350	124	12,350	124
Redemption of Series G Preferred Stock							(8,346)	(83)			(8,346)	(83)
Conversion of Series H Preferred Stock into common stock									(2,331)	(24)	(2,331)	(24)
Balance at December 31, 2016	-	$-	-	$-	-	$-	215	$2	10,019	$100	10,234	$102

	Series G		Series H		Series F		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	215	$2	10,019	$100	-	$-	10,234	$102
Conversion of Series H Preferred shares into common stock			(7,785)	(78)			(7,785)	(78)
Issuance of Series F for business acquisition					1,750,000	17,500	1,750,000	17,500
Exchange of Series H Preferred Stock for convertible debentures			(2,174)	(22)			(2,174)	(22)
Issuance of Series I-1 Stock into common stock							-	-
Balance at December 31, 2017	215	$2	60	$-	1,750,000	$17,500	1,750,275	$17,502

Common Stock

The Company had 19,750,844 and 186,692 shares of common stock outstanding at December 31, 2017 and 2016, respectively. The Company issued shares of its common stock during the years ended December 31, 2017 and 2016 as follows:

During the year ended December 31, 2016, the Company issued an aggregate of 586 shares of its common stock to consultants for services valued at approximately $73,000. Also during the year ended December 31, 2016, the Company issued 108 shares of common stock for the cashless exercise of outstanding warrants, issued 112 shares of common stock as an adjustment to previously converted preferred stock and cancelled 91 shares of common stock previously issued to an employee.

In 2016, the Company issued an aggregate of 1,618 shares of its common stock under the 2007 Equity Plan, as defined below, to: (i) three of its executive officers as compensation; (ii) one employee in connection with an employment agreement; (iii) an employee in conjunction with a separation agreement; and (iv) shares of restricted common stock to an employee which vested in January of 2017. The Company recognized compensation cost in the amount of $0.3 million in connection with the foregoing grants.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 19, 2016, the Company closed a public offering of its equity securities whereby the Company issued 42,478 shares of its common stock and warrants to purchase an additional 42,478 shares of its common stock and received net proceeds of $7.5 million. In conjunction with this offering, the Company also issued an additional 675 warrants to cover over-allotments.

During the year ended December 31, 2016, the Company exchanged an aggregate of $2.23 million of indebtedness and other obligations to various related parties for an aggregate of 12,815 shares of common stock and warrants to purchase 55,092,381 shares of the Company’s common stock. At December 31, 2017, these warrants have an exercise price of $0.276 per share, which reflects the effect of dilutive issuances made during 2017. The exercise price is subject to additional adjustment for future dilutive issuances. The warrants were immediately exercisable and have a five-year term. The issuance of the shares of common stock and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

The February 22, 2017 reverse stock split, which is more fully described in Note 1, resulted in the issuance of 526 shares of common stock due to the rounding up of fractional shares.

On March 13, 2017, the Company issued 26,667 shares of common stock in settlement of $0.4 million of outstanding notes and warrants (see Note 7).

On March 15, 2017, the Company agreed to issue 2,056 shares of common stock to the holders of a like number of warrants to purchase the Company’s common stock in exchange for the warrants valued at $57,868.

During the year ended December 31, 2017, the Company issued 18,285,517 shares of its common stock upon conversion of $7.3 million principal amount of the March Debentures and issued 663,000 shares of its common stock for $0.6 million upon exercise of 663,000 March Warrants (see Note 8).

On July 25, 2017, the Company issued 8,333 shares of its common stock valued at $42,510 for severance owed to a former employee under the terms of the Company’s 2007 Equity Plan, which is more fully described below.

On August 14, 2017, the Company issued 181,933 shares of restricted stock to employees and directors, and later returned 5,373 shares of this stock to treasury, as more fully discussed under the heading Restricted Stock below.

On August 23, 2017, the Company issued 33,334 shares of its common stock in payment of professional service fees valued at $118,493.

Restricted Stock

On August 14, 2017, the Board of Directors, based on the recommendation of the Compensation Committee of the Board and in accordance with the provisions of the 2007 Equity Plan, approved grants to employees and directors of the Company of an aggregate of 181,933 shares of restricted common stock of the Company. The grants fully vest on the first anniversary of the date of grant, subject to the grantee’s continued status as an employee or director, as the case may be, on the vesting date. During the year ended December 31, 2017, 5,373 shares of the restricted stock were forfeited by their terms and cancelled and the shares were returned to treasury.

During the year ended December 31, 2017, the Company recognized stock-based compensation in the amount of $244,768 for the grant of the restricted stock based on a valuation of $3.75 per share. At December 31, 2017, the Company had approximately $0.4 million of unrecognized compensation cost related to the restricted stock.

Common Stock and Common Stock Equivalents

The Company has outstanding options, warrants, convertible preferred stock and convertible debentures. Exercise of the options and warrants, and conversions of the convertible preferred stock and debentures could result in substantial dilution of our common stock and a decline in its market price. In addition, the terms of certain of the warrants, convertible preferred stock and convertible debentures issued by us provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that we issue common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock and debentures. These provisions, as well as the issuances of debentures and preferred stock with conversion prices that vary based upon the price of our common stock on the date of conversion, have resulted in significant dilution of our common stock and have given rise to reverse splits of our common stock.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the dilutive effect of our various potential common shares as of April 1, 2018:

April 1, 2018
Common shares outstanding	500,000,000
Dilutive potential shares:
Stock options	38,478
Warrants	15,327,409,130
Convertible debt	680,485,125
Convertible preferred stock	787,212,324
Total dilutive potential common shares	17,295,145,057

As of April 1, 2018, the Company lacked a sufficient number of authorized shares of its common stock to cover all potentially dilutive common shares outstanding. Pursuant to a proxy statement filed with the Securities and Exchange Commission on March 14, 2018, the Company intends to hold a special meeting of stockholders on May 2, 2018 to approve an increase in the number of shares of its authorized common stock from 500,000,000 shares to 3,000,000,000 shares and to authorize its Board of Directors to effect a discretionary reverse stock split as more fully discussed in Note 20.

Stock Options

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Equity Plan (the “2007 Equity Plan”). Tegal Corporation is the predecessor entity to the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated pursuant to its terms in September 2017. The following table summarizes the stock option activity for the years ended December 31, 2017 and 2016:

	Number of options	Weighted-average exercise price	Weighted-average contractual term
Outstanding at December 31, 2015	3,557	$3,479.40	2.90
Granted	46,219	$1,778.25
Expired	(286)	$430.35
Forfeit	(2,222)	$324.00
Outstanding at December 31, 2016	47,268	$1,941.45	8.93
Granted	-
Expired	-
Forfeit	(8,790)
Outstanding at December 31, 2017	38,478	$2,072.75	8.33

Exercisable at December 31, 2017	32,922	$2,373.16

The Company recognized stock option expense of approximately $0.2 million and $0.9 million for the years ended December 31, 2017 and 2016, respectively. Stock options granted during the year ended 2016 were recorded at their grant date fair value using a binomial model with the following assumptions: (i) dividend yield 0%; (ii) expected volatility 168%; and (iii) risk free rate of interest 1.88%. The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at December 31, 2017:

Options outstanding					Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise	Aggregate intrinsic value	Number vested	Weighted average exercise	Aggregate intrinsic value
$4,500.00	11,111	8.25	$4,500.00	$–	11,111	$4,500.00	$-
$2,250,00	11,111	8.25	$2,250.00	-	11,111	$2,250.00	-
$450.00	8,128	8.33	$450.00	-	5,350	$450.00	-
$135.00	8,128	8.54	$135.00	–	5,350	$135.00	–
	38,478		$2,072.75	$–	32,922	$2,373.16	$–

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, there was unrecognized compensation cost of $0.4 million related to stock options. The Company expects to recognize those costs over a weighted average period of 1.08 years as of December 31, 2017.

The Company is seeking approval of its 2018 Incentive Plan pursuant to a proxy statement filed with the Securities and Exchange Commission on March 14, 2018, as more fully discussed in Note 20.

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock.

During the year ended December 31, 2017, the Company issued 1,955,338,400 warrants with a weighted average exercise price of $0.0418 per share at December 31, 2017 in connection with the issuances of debentures as more fully discussed in Note 8. The terms of the debenture warrants are more fully discussed in Note 8.

The number of warrants issued, converted and outstanding as well as the exercise prices of the warrants reflected in the table below have been adjusted to reflect the full ratchet and other dilutive and down round provisions pursuant to the warrant agreements as of December 31, 2017. As a result of the current exercise prices for the majority of the outstanding warrants (subject to a floor in some cases), as well as the full ratchet provisions of the majority of the outstanding warrants (again, subject to a floor in some cases), subsequent decreases in the price of the Company’s common stock and subsequent issuances of the Company’s common stock or common stock equivalents at prices below the current exercises prices of the warrants will result in increases in the number of warrants issued and decreases in the exercise prices.

The following summarizes the information related to warrants issued and the activity during the years ended December 31, 2017 and 2016:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2015	15,330	$27.4500
Cashless exercises	(205)	$103.5000
Exchange of December 30, 2015 warrants	(14,337)	$871.9500
Exchange Warrants issued	22,777	$202.5000
Warrants issued during the period	70,278	$168.1500
Balance at December 31, 2016	93,843	$175.5000
Warrants issued during the period	2,176,978,875	$0.0376
Warrants exchanged/exercised during the period	(6,500)	$184.3770
March Warrants exercised during the period	(663,000)	$0.9600
Balance at December 31, 2017	2,176,403,218	$0.0444

See above and Note 3 for a discussion of the dilutive effect of the outstanding warrants as of April 1, 2018.

Note 14 – Income Taxes

The income tax (expense) benefit for the years ended December 31, 2017 and 2016 consists of the following:

	2017	2016
Current
Federal	$1,015,724	$(778,756)
State	---	---
	1,015,724	(778,756)

Deferred
Federal	---	---
State	---	---
	---	---

Income tax expense (benefit)	$1,015,724	$(778,756)

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles the Federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2017 and 2016:

	2017	2016
	%	%
Federal statutory rate	34.0	34.0
Permanent and other items	(0.06)	5.4
Beneficial conversion feature	(20.05)	--
Other	--	(25.0)
Rate change	(10.40)	--
Change in valuation allowance	(1.49)	(12.0)
	2.0	2.4

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, it is more likely than not that the deferred tax asset will not be realized and as such a valuation allowance has been recorded as of December 31, 2017 and 2016. Deferred tax assets and liabilities are comprised of the following at December 31, 2017 and 2016:

	2017	2016
Deferred income tax assets:
Amortization	$978,688	$--
Net operating loss carryforward	5,244,000	11,752,815
Goodwill and intangible assets	(112,742)	1,477,448
Allowance for doubtful accounts	259,110	130,580
Charitable contributions	618	891
Stock options	700,745	1,010,164
Accrued liabilities	121,993	254,165
Deferred state tax asset	595,531	--
	7,787,943	14,626,063
Deferred income tax liabilities:
Depreciation	(406,310)	(969,933)
	(406,310)	(969,933)
Deferred tax asset, net	7,381,633	13,656,130

Less: valuation allowance	(7,381,633)	(13,656,130)

Net deferred tax assets	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA includes a number of provisions impacting us, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018 and 100% bonus depreciation for qualifying capital expenditures acquired and placed into service after September 27, 2017, among others.

The TCJA’s reduction in the U.S. corporate tax rate from 35% to 21% (effective for Fiscal 2018) and increased allowance for bonus depreciation will have a favorable impact on our future after tax net income and cash flows. While we were able to make provisional estimates for the impact of the TJCA, the actual results may differ from these estimates, due to, among other things, changes in our interpretations and assumptions relating to the changes made by the TCJA and additional guidance that is anticipated to be issued by the U.S. Treasury and Internal Revenue Service.

Management has reviewed the provisions regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it should record a valuation allowance of $7.4 million and $13.7 million against its deferred tax assets as of December 31, 2017 and 2016, respectively. The Company has federal net operating loss carryforwards totaling $21.85 million generated in 2017 and 2016. It also has various state net operating loss carryforwards that begin to expire in 2031. In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return (see Note 15).

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

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies

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

At December 31, 2017, future minimum lease payments under these leases are as follows:

Year ending December 31,
2018	$295,629
2019	256,564
2020	174,220
2021	21,858
Total minimum future lease payments	$748,271

Rent expense for the years ended December 31, 2017 and 2016 was $0.9 million and $0.9 million, respectively.

Concentration of Credit Risk

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

Biohealth Medical Laboratory, Inc, and PB Laboratories, LLC (the “Companies”) filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA - issued and CIGNA - administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which in late 2017 reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans as well as self-funded plans.

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

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. On January 25, 2017, the Company paid the DOR $250,000 as partial payment on this liability, and in February 2017 the Company entered into a Stipulation Agreement with the DOR which allows the Company to make monthly installment payments of $35,000 until February 2018 and negotiate a new payment agreement then, if the balance of $0.3 million cannot be satisfied in a lump sum. If at any time during the Stipulation period the Company fails to timely file any required tax returns with the DOR or does not meet the payment obligations under the Stipulation Agreement, the entire amount due will be accelerated. $0.5 million remains outstanding to the DOR at December 31, 2017.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra (see Note 11). On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. In January and February of 2017, the Company made payments to Tetra in connection with this judgment aggregating to $0.7 million, and on February 15, 2017, the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due will be paid in 24 equal monthly installments. Payments commenced on May 1, 2017. $1.3 million monthly payments remain outstanding to Tetra at December 31, 2017. The Company and Tetra have agreed to dispose of certain equipment and reduce the balance owed by amounts received.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 8). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due will be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company is in default of its payments to DeLage.

On December 7, 2016, the holders of the Tegal Notes (see Note 7) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of $0.4 million, including accrued interest. A request for entry of default judgment was filed on January 24, 2017. These amounts remain outstanding at December 31, 2017

In November 2017, a former shareholder of Genomas filed suit against the Company for payment of a Note payable by the subsidiary Genomas. This Note is recorded in the financial statements of the subsidiary and is not payable directly from the Company. Other claims were included in the suit which the Company believes to be frivolous and without merit. The Company has filed a motion to dismiss certain of these claims. The Company does not deem this suit to be material.

The Company and subsidiaries have been party to suits filed by landlords for late payment of rent and have either settled these claims or are in process of agreeing to settlement. The Company does not deem these actions to be material.

Note 16– Segment Reporting

Operating segments are defined under U.S. GAAP as components of an enterprise for which discrete financial information is available and, which are evaluated regularly by the enterprise’s chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in two reportable business segments:

●	Clinical Laboratory Operations, which specializes in providing urine and blood toxicology and pain medication testing to physicians, clinics and rehabilitation facilities in the United States; and

●	Hospital Operations, which reflects the purchase of the Hospital Assets (see Note 1) and the operations of the Big South Fork Medical Center.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Corporate expenses reflect consolidated company wide support services such as finance, legal counsel, human resources, and payroll.

The Company’s Decision Support and Informatics segment and its Supportive Software Solutions segment are now included in discontinued operations as they have been classified as held for sale as of December 31, 2017. The accounting policies of the reportable segments are the same as those described in Note 2.

Selected financial information for the Company’s operating segments is as follows:

	Year Ended December 31,
	2017	2016
Net revenues - External
Clinical Laboratory Operations	$2,793,089	$3,338,425
Hospital Operations	1,826,384	-
	$4,619,473	$3,338,425
(Loss) income from operations
Clinical Laboratory Operations	$(4,672,768)	$(12,946,144)
Hospital Operations	(4,800,539)	-
Corporate	(6,602,800)	(9,545,763)
	$(16,076,107)	$(22,491,907)
Depreciation and amortization
Clinical Laboratory Operations	$1,639,954	$2,412,040
Hospital Operations	73,985	-
Corporate	1,382	3,008
	$1,715,321	$2,415,048
Capital expenditures
Clinical Laboratory Operations	$-	$14,123
Hospital Operations	1,422,002	-
	$1,422,002	$14,123

	Year Ended December 31,
	2017	2016
Total assets
Clinical Laboratory Operations	$1,503,520	$4,637,984
Hospital Operations	2,549,504	-
Corporate	3,436,773	2,130,191
Assets of AMSG and HTS classified as held for sale	255,566	821,449
Eliminations	(1,454,570)	(1,107,231)
	$6,290,794	$6,482,393

Note 17 – Discontinued Operations

On July 12, 2017, the Company announced plans to spin off AMSG and in third quarter of 2017, the Company’s Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. Completion of these spinoffs is expected to occur in the third quarter of 2018. The Company’s Board of Directors is currently considering if AMSG and HTS would be better as one combined spinoff instead of two. The spinoffs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission, and consents, including under various funding agreements previously entered into by the Company. A record date to determine those stockholders entitled to receive shares in the spinoffs should be approximately 30 to 60 days prior to the dates of the spinoffs. The strategic goal of the spinoffs is to create three (or two) public companies, each of which can focus on its own strengths and operational plans.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 205-20 and having met the criteria for “held for sale”, as the Company reached this decision prior to December 31, 2017, the Company has reflected amounts relating to AMSG and HTS as disposal groups classified as held for sale and included as part of discontinued operations. Prior to being classified as “held for sale,” AMSG had been the Company’s Decision Support and Informatics segment, except for the Company’s subsidiary, Alethea Laboratories, Inc., which had been included in the Clinical Laboratory Operations segment and now is part of AMSG, and HTS had been the Company’s Supportive Software Solutions segment. Segment disclosures in Note 16 no longer include amounts relating to AMSG and HTS following the reclassification to discontinued operations.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the consolidated balance sheets as of December 31, 2017 and 2016 consisted of the following:

AMSG Assets and Liabilities:

	December 31, 2017	December 31, 2016

Cash	$9,273	$2,962
Accounts receivable, net	19,022	267,681
Prepaid expenses and other current assets	25,477	67,257
Current assets classified as held for sale	$53,772	$337,900

Property and equipment, net	$-	$53,012
Deposits	-	23,750
Non-current assets classified as held for sale	$-	$76,762

Accounts payable (includes related parties)	$671,561	$422,864
Accrued expenses	375,165	274,636
Current portion of notes payable	249,589	-
Current liabilities classified as held for sale	$1,296,315	$697,500

Non-current liabilities classified as held for sale	$-	$26,598

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HTS Assets and Liabilities:

	December 31, 2017	December 31, 2016

Cash	$8,281	$4,844
Accounts receivable, net	160,715	148,554
Prepaid expenses and other current assets	3,964	2,592
Current assets classified as held for sale	$172,960	$155,990

Property and equipment, net	$21,078	$244,541
Deposits	7,756	6,256
Non-current assets classified as held for sale	$28,834	$250,797

Accounts payable (includes related parties)	$407,404	$414,813
Accrued expenses	269,135	184,664
Current liabilities classified as held for sale	$676,539	$599,477

Consolidated Discontinued Operations Assets and Liabilities:

	December 31, 2017	December 31, 2016

Cash	$17,554	$7,806
Accounts receivable, net	179,737	416,235
Prepaid expenses and other current assets	29,441	69,849
Current assets classified as held for sale	$226,732	$493,890

Property and equipment, net	$21,078	$297,553
Deposits	7,756	30,006
Non-current assets classified as held for sale	$28,834	$327,559

Accounts payable (includes related parties)	$1,078,965	$837,677
Accrued expenses	644,300	459,300
Current portion of notes payable	249,589	-
Current liabilities classified as held for sale	$1,972,854	$1,296,977

Non-current liabilities classified as held for sale	$-	$26,598

Major line items constituting loss from discontinued operations in the consolidated statements of operations for the years ended December 31, 2017 and 2016 consisted of the following:

AMSG Loss from Discontinued Operations:

	Year Ended December 31,
	2017	2016

Revenue from services	$283,460	$1,072,528
Cost of services	12,575	156,795
Gross profit	270,885	915,733
Operating expenses	2,525,110	6,464,758
Other expense	46,859	13,220
Loss from Discontinued Operations:	$(2,301,084)	$(5,562,245)

HTS Loss from Discontinued Operations:

	Year Ended December 31,
	2017	2016

Revenue from services (**)	$1,650,109	$2,088,496
Cost of services	168,274	293,134
Gross profit	1,481,835	1,795,362
Operating expenses	3,402,860	6,219,784
Other expense	54,809	2,371
Loss from Discontinued Operations:	$(1,975,834)	$(4,426,793)

**Revenue from services, includes related party revenue of $0.7 million and $1.3 million, respectively

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Loss from Discontinued Operations:

	Year Ended December 31,
	2017	2016

Revenue from services	$1,933,569	$3,161,024
Cost of services	180,849	449,929
Gross profit	1,752,720	2,711,095
Operating expenses	5,927,970	12,612,076
Other expense	101,668	88,058
Loss from Discontinued Operations:	$(4,276,918)	$(9,989,039)

Acquisition of Genomas, Inc. on September 27, 2017

On September 29, 2016, the Company announced that it had entered into a Stock Purchase Agreement (the “Purchase Agreement”) to acquire the remaining outstanding equity securities of Genomas, Inc. (“Genomas”) that the Company did not already own, representing approximately 85% of the outstanding equity interests in Genomas, for 1,750,000 shares of the Company’s newly - designated Series F Preferred Stock. (The Series F Preferred Stock is more fully described in Note 13 and below.) Genomas is a biomedical company that develops PhyzioType Systems for DNA-guided management and prescription of drugs used to treat mental illness, pain, heart disease, and diabetes. The Company had previously announced that on July 19, 2016 it acquired approximately 15% of the outstanding equity of Genomas from Hartford Healthcare Corporation (“Hartford”), along with approximately $1.5 million of notes payable to Hartford and certain rights to and license participation in technology that is used by Genomas, for $250,000 in cash. The closing of this acquisition under the Purchase Agreement, which was subject to, among other things, receipt of regulatory and licensure approvals as well as other customary closing conditions, did not occur until September 27, 2017. As a result of delays in the closing of the transaction, the Company expensed all amounts previously paid to the company aggregating $1.0 million during the fourth quarter of 2016, including outstanding advances to Genomas in the amount of $0.4 million. Genomas will be spun-off as part of AMSG, so it is presented here in discontinued operations.

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

The following table summarizes the (preliminary) fair values of assets acquired and liabilities assumed at the acquisition date of Genomas. The Fair Market Value appears to equal cost. The Company has one year to revalue goodwill and other intangible assets in accordance with U.S. GAAP per ASC 850-10-25-14. See the discussion below regarding the impairment of the goodwill acquired.

Cash	$7,990
Accounts receivable, net	6,503
Accounts payable and accrued expenses	(458,736)
Deferred revenue	(20,000)
Loans payable short-term	(142,514)
Note payable long-term	(134,118)
Total identifiable net liabilities	(740,875)
Goodwill	914,972
Total consideration	$174,097

During the fourth quarter of 2017, the Company determined that the goodwill acquired in the Genomas acquisition was impaired and, accordingly, it recorded an impairment charge of $914,972 in the discontinued operations of AMSG for the year ended December 31, 2017.

The acquisition of Genomas was accounted for under the purchase method of accounting and, accordingly, the unaudited condensed consolidated financial statements reflect, in discontinued operations, the results of operations of Genomas from the date of acquisition. Unaudited pro forma results of operations for the years ended December 31, 2017 and 2016 are included below. Such pro forma information assumes that the Genomas acquisition had occurred as of January 1, 2017 and 2016, respectively, and revenue is presented in accordance with our accounting policies. These unaudited pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what our results would have been had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2017	2016
Net revenue	$5,572,637	$3,728,997
Loss from discontinued operations	(4,294,067)	(9,017,890)
Net loss	(52,397,725)	(31,642,538)
Deemed dividend from trigger of
Down round provision feature	(53,341,619)	-
Net loss to common shareholders	$(105,739,344)	$(31,642,538)
Loss per share basic and diluted:
Loss per share – discontinued operations	$(6.28)	$(172.13)
Net loss per common share	$(154.72)	$(604.00)

Note 18 – Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2017	2016
Cash paid for interest	$1,200,759	$1,441,160
Cash paid for income taxes	$541,313	$157,346

Non-cash investing and financing activities:
Accrued liabilities settled through the issuance of common stock and warrants	$-	$2,231,829
Services and severance settled through the issuances of common stock	$161,003	$-
Exchange of convertible debentures for convertible debentures and warrants	$10,734,336	$-
Series F Preferred Stock issued for business acquisition;	$174,097	$-
Notes payable and warrants settled through issuance of common stock	$440,000	$-
Conversions of preferred stock into common stock	$-	$37,823,000
Convertible debentures issued in exchange for Series H Preferred Stock	$2,695,760	$-
Debentures converted into common stock	$7,306,314	$-
Deemed dividend for trigger of down round provision feature	$53,341,620	$-
Conversions of preferred stock into common stock	$7,785,000	$-
Value of derivative liabilities	$12,435,250	$-

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Recent Accounting Pronouncements

The following table provides a brief description of recently issued accounting standards:

Title and reference	Prescribed Effective Date	Commentary
ASU No. 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory.	Fiscal years beginning after December 15, 2016 and for interim periods therein.	In July 2015, the FASB issued ASU No. 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the measurement of inventory by requiring certain inventory to be subsequently measured at the lower of cost and net realizable value. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016 and for interim periods therein and did not have a significant impact on the Company’s consolidated financial statements upon adoption.
ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”	Fiscal years beginning after December 15, 2017 and for interim periods therein.	In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. In April 2015, FASB deferred the effective date of this guidance until January 1, 2018 and the Company is currently assessing the impact of this guidance on its consolidated financial statements.
ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40): Disclosure of Uncertainty about an Entity’s Ability to Continue as a Going Concern.	Fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted.	In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40): Disclosure of Uncertainty about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance that establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. Adoption of this new standard did not have a significant impact on the Company’s consolidated financial statements. See Note 1 regarding management’s current disclosures regarding the Company’s ability to continue as a going concern.
ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”	Fiscal years beginning on or after December 15, 2016, with early adoption permitted.	In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”	Annual and interim periods within the annual period beginning after December 15, 2018.	In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU 2016-02 is permitted. The Company has not yet determined the impact that adoption of ASU 2016-02 will have on its consolidated financial statements.
ASU No. 2016-15, “Statement of Cash Flows” (Topic 230)	Annual and interim periods within the annual period beginning after December 15, 2017.	This amendment reduces diversity in practice in how certain transactions are classified in the statement of cash flows. Current GAAP either is unclear or does not include specific guidance on eight cash flow classification issues addressed in this amendment, including (i) debt prepayment or debt extinguishment costs; (ii) proceeds from the settlement of insurance claims; (iii) separately identifiable cash flows and application of the predominance principle; and (iv) contingent consideration payments made after a business combination. The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.
ASU No. 2017-01, “Clarifying the Definition of a Business” (Topic 805)	Annual and interim periods within the annual period beginning on January 1, 2017.	The amendments in this update clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consolidation. The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.
ASU No. 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815)” (“ASU 2017-11”)	Fiscal years beginning on or after December 15, 2018, with early adoption permitted.	The Company adopted this amendment as of its period ended June 30, 2017 (see Note 2)
ASU No. 2017-12, “Derivatives and Hedging (Topic 815) (“ASU 2017-12”)	For public business entities, the amendments in this ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption permitted in any interim period after issuance of this ASU.	The amendments in ASU 2017-12 provide recognition and presentation guidance for qualifying hedges. The amendments in this Update more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments address specific limitations in current U.S. GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. Thus, the amendments will enable an entity to report more faithfully the economic results of hedging activities for certain fair value and cash flow hedges and will avoid mismatches in earnings by allowing for greater precision when measuring change in fair value of the hedged item for certain fair value hedges. Additionally, by aligning the timing of recognition of hedge results with the earnings effect of the hedged item for cash flow and net investment hedges, and by including the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented, the results of an entity’s hedging program and the cost of executing that program will be more visible to users of financial statements. Additionally, the amendments in this Update should ease the operational burden of applying hedge accounting by allowing more time to prepare hedge documentation and allowing effectiveness assessments to be performed on a qualitative basis after hedge inception. The Company has not yet determined the impact that adoption of ASU 2017-12 will have on its consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Subsequent Events

Acquisition of Acute Care Hospital Under Asset Purchase Agreement

On January 31, 2018, the Company entered into an asset purchase agreement (the “Purchase Agreement”) to acquire certain assets related to an acute care hospital located in Jamestown, Tennessee. The hospital is known as Tennova Healthcare - Jamestown and its associated assets are being acquired from Community Health Systems, Inc. The transaction is expected to close in the second quarter of 2018, subject to customary regulatory approvals and closing conditions. The purchase price is equal to the Net Working Capital (as defined in the Purchase Agreement), plus $1.00.

Tennova Healthcare – Jamestown is a fully-operational 85-bed facility including a 24/7 emergency department, radiology department, surgical center, and a wound care and hyperbaric center. The purchase includes a 90,000 square foot hospital building on approximately eight acres. Tennova Healthcare – Jamestown is located 38 miles from the Company’s existing hospital, the Big South Fork Medical Center in Oneida Tennessee.

Sale of NanoVibronix, Inc. Common Stock

On February 14, 2018, the Company entered into a Common Stock Purchase Agreement with two investors pursuant to which the Company agreed to sell an aggregate of 200,000 shares of common stock of NanoVibronix, Inc. owned by the Company (the “Shares”). The purchase price was $4.00 per Share and the Company received the $800,000 of proceeds on February 15, 2018. The Shares were acquired by the Company as the result of an investment originally made in 2011.

Exchange of Convertible Debentures for Shares of Series I-2 Convertible Preferred Stock

As previously announced, on October 30, 2017 the Company entered into Exchange Agreements with the holders of the Company’s $9,016,136 aggregate principal amount of September Debentures. The Exchange Agreements provide that the holders may, from time to time, exchange their September Debentures for shares of a newly-authorized Series I-2 Preferred Stock. The terms of the Series I-2 Preferred Stock are discussed in Note 13. The Exchange Agreements permit the holders of the September Debentures to exchange specific principal amounts of the September Debentures on various dates beginning December 2, 2017. Any exchange is at the option of the holders.

On March 5, 2018, the Company closed an offering of $2,480,000 aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019 (the “Additional Debentures”). The offering was pursuant to the terms of an Additional Issuance Agreement, dated as of March 5, 2018 (the “Issuance Agreement”), between the Company and certain existing institutional investors of the Company. The Company received proceeds of $2,000,000 in the offering. The terms of the Additional Debentures are the same as the New Debentures, which are more fully described in Note 8. The Additional Debentures may also be exchanged for shares of the Company’s Series I-2 Convertible Preferred Stock under the terms of the Exchange Agreements.

The holders exercised their right to exchange a portion of the September Debentures for shares of the Company’s Series I-2 Preferred Stock for the first time on February 9, 2018. On that date, the holders elected to exchange an aggregate of $1,384,556 principal amount of September Debentures and the Company issued an aggregate 1,731 shares of its Series I-2 Preferred Stock.

RENNOVA HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Second Amendment to Accounts Receivable Sale Agreement

On April 2, 2018, the Company, the counterparty, and Mr. Diamantis, as guarantor, entered into a second amendment (the “Second Amendment”) to extend further the Company’s obligation to May 30, 2018. In connection with this further extension, the counterparty received a fee of $100,000. To the extent the Company satisfies its obligation to the counterparty prior to May 30, 2018, the $100,000 fee will be reduced pro rata and the reduced portion shall be refunded to the Company. No funds have been paid to date to the counterparty in connection with the accounts receivable.

Stock Grants to Employees and Directors

On March 6, 2018, the Board of Directors (the “Board”) of the Company, based on the recommendation of the Compensation Committee of the Board, approved grants to employees and directors of an aggregate of 71,333,331 shares of common stock, including the following to the directors of the Company:

Seamus Lagan	26,666,667	Shares
Dr. Kamran Ajami	3,333,333	Shares
John Beach	3,333,333	Shares
Gary L. Blum	3,333,333	Shares
Christopher Diamantis	3,333,333	Shares
Trevor Langley	3,333,333	Shares

The shares were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

Proposals Submitted to Stockholders

On March 14, 2018, the Company gave notice of a special meeting of the stockholders of the Company to be held on May 2, 2018, at 11:00 a.m., local time, to, among other things:

1. Approve an amendment to its Certificate of Incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of its common stock, par value $0.01 per share, at a specific ratio within a range from 1-for-50 to 1-for-300, and to grant authorization to its Board of Directors to determine, in its discretion, the specific ratio and timing of the reverse stock split any time before March 1, 2019, subject to the Board of Directors’ discretion to abandon such amendment;

2. Approve an amendment to its Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock from 500,000,000 to 3,000,000,000 shares; and

3. Approve the Company’s new 2018 Incentive Award Plan.

The Board of Directors has fixed the close of business on March 12, 2018 as the record date for the determination of stockholders entitled to notice of and to vote at the Special Meeting.

The Company’s new 2018 Incentive Award Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards. An aggregate of 100,000,000 shares of the Company’s common stock is proposed to be available for grant pursuant to the plan. No determination has been made as to the types or amounts of awards that will be granted to specific individuals pursuant to the plan and no awards will be granted under the plan until there are shares of authorized common stock available.

Issuance of Common Stock

Subsequent to December 31, 2017 and through April 1, 2018, the Company issued an aggregate of 480,249,156 shares of common stock for conversions of debentures, warrant exercises and the issuance of restricted stock to employees and directors.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer, who also functions as our interim chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2017 because of the material weaknesses in internal control over financial reporting discussed in Management’s Annual Report on Internal Control over Financial Reporting, presented below.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with U.S. GAAP. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the chief executive officer, does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer who also functions as our interim chief financial officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based upon the framework in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with such evaluation, management identified material weaknesses in internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2017. The Company is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal accounting department, including the addition of a full time Chief Financial Officer; (ii) beginning the process of converting to a new integrated accounting system to enhance controls and procedures for recording accounting transactions; and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department, including independent review of material cash disbursements.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2017, there was no material change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 11.	Executive Compensation.

Executive Compensation

The following table sets forth all of the compensation awarded to, earned by or paid to each individual that served as our principal executive officer or principal financial officer during the fiscal year ended December 31, 2017. The Company did not have any other executive officers during the fiscal year ended December 31, 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year		Salary	Bonus	Stock Awards (3)	Option Awards (3)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total

Seamus Lagan	2017	(1)	$—	$—	$52,000	$—	$—	$—	$293,250	$345,250
President, CEO, Interim CFO and Director	2016	(1)	$—	$200,000	$100,000	$374,118	$—	$—	$387,000	$1,061,118

Michael Pollack Interim Chief Financial Officer	2017	(2)	$—	$—	$—	$—	$—	$–	$30,475	$30,475

(1)	Mr. Lagan was Interim Chief Financial Officer of the Company from September 30, 2016 through May 24, 2017. He was again appointed Interim Chief Financial Officer after the resignation of Michael Pollack effective October 13, 2017.
(2)	Mr. Pollack was appointed Interim Chief Financial Officer of the Company on May 24, 2017 and he served through his resignation effective October 13, 2017.
(3)	Reflects the aggregate grant date fair value of stock and option awards computed in accordance with FASB ASC Topic 718. In determining the grant date fair value of stock awards, the Company used the closing price of the Company’s common stock on the grant date. The grant date fair value of option awards was determined using a binomial model. The assumptions made in the valuation of the option awards are included in note 11 to our consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016.
(4)	All other compensation for the year ended December 31, 2017 includes, for Mr. Lagan, consulting fees of $271,250 and an automobile allowance of $12,000 described below, and, for Mr. Pollack, consulting fees of $30,475. All other compensation for the year ended December 31, 2016 includes, for Mr. Lagan, consulting fees of $375,000 and an automobile allowance of $12,000 described below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding outstanding equity awards held by the named executive officers at December 31, 2017:

Name	Number of shares underlying unexercised options exercisable	Number of shares underlying unexercised options unexercisable	Equity Incentive Plan Awards; Number of shares underlying unexercised unearned options	Option exercise price	Option Expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested $	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested $
Seamus Lagan	2,223	-	-	$4,500.00	12/31/2022	-	-	-	-
	1,112	1,112	2,223	$450.00	5/2/2026	-	-	-	-
	1,112	1,112	2,223	$135.00	7/17/2026	-	-	-	-

Michael Pollack	-	-	-	$-	-	-	-	-	-

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

Seamus Lagan

On October 1, 2012, Medytox Solutions, Inc. (“Medytox”) entered into a consulting agreement with Alcimede LLC, which is controlled by Mr. Lagan. This agreement replaced and superseded a previous Alcimede consulting agreement. This agreement was originally for three years, and is now subject to annual renewals thereafter, unless either party gives notice of non-renewal. The agreement provided for a retainer of $20,000 per month and reimbursement to Alcimede for its out of pocket expenses. The parties agreed to cancel the options issued pursuant to the prior agreement. Under the new agreement, Alcimede was issued 4,500,000 shares of common stock of Medytox and 1,000 shares of Series B Preferred Stock of Medytox. In addition, Alcimede received options to purchase (i) 1,000,000 shares of common stock of Medytox exercisable at $2.50 per share through December 31, 2017, (ii) 1,000,000 shares of common stock of Medytox exercisable at $5.00 per share through December 31, 2017 and (iii) 1,000,000 shares of common stock of Medytox exercisable at $10.00 a share through December 31, 2022. On June 29, 2015, Alcimede exercised the option to purchase 1,000,000 shares of common stock of Medytox at an exercise price of $2.50 per share. The parties agreed to cancel the remaining options to purchase 1,000,000 shares of common stock of Medytox at an exercise price of $5.00 per share and 1,000,000 shares of common stock at an exercise price of $10.00 per share in connection with the merger of Medytox with the Company on November 2, 2015. The share amounts and exercise prices in this paragraph are on a pre-split and pre-merger basis.

Effective September 11, 2014 and in conjunction with the appointment of Mr. Lagan as our Chief Executive Officer, such consulting agreement with Alcimede was amended to provide for a monthly retainer of $31,250, and we agreed to provide Mr. Lagan with an automobile. During the year ended December 31, 2016, Alcimede received a cash bonus of $200,000. On April 1, 2017, Alcimede agreed to a voluntary reduction in the monthly retainer to $20,833 for one year.

Director Compensation

Non-employee directors receive an annual cash retainer of $40,000 and may be granted stock options. We do not pay employee directors for Board service in addition to their regular employee compensation. The Board has the primary responsibility for considering and determining the amount of director compensation.

The following table shows amounts earned by each non-employee Director in the fiscal year ended December 31, 2017:

Director(1)	Fees earned or paid in cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation(2)	Total
Dr. Kamran Ajami	$30,006	$26,000	$-	$-	$41,000	$97,006
John Beach	$10,002	$-	$-	$-	$-	$10,002
Dr. Paul R. Billings	$13,336	$-	$-	$-	$25,000	$38,336
Gary L. Blum	$10,002	$-	$-	$-	$-	$10,002
Christopher E. Diamantis	$40,000	$26,000	$-	$-	$-	$66,000
Michael L. Goldberg	$-	$-	$-	$-	$132,917	$132,917
Trevor Langley	$20,004	$26,000	$-	$-	$47,500	$93,504
Robert Lee	$13,336	$-	$-	$-	$10,000	$23,336

(1)	Dr. Ajami and Mr. Langley were appointed as directors on April 9, 2017. Dr. Billings and Mr. Lee resigned from the board of directors on April 9, 2017. Mr. Goldberg resigned from the board of directors effective April 24, 2017. Mr. Beach and Mr. Blum were appointed as directors on October 11, 2017.

(2)	For Dr. Ajami, includes $5,000 for his service on the Company’s Scientific Advisory Committee and $36,000 payable to American Cytopathology Associates, PA, of which Dr. Ajami is the owner and Chief Executive Officer, for medical director services to the Company’s laboratories. For Dr. Billings, includes $5,000 for his service on the Company’s Scientific Advisory Committee, $10,000 for consulting services provided to the Company and $10,000 in connection with his services as Chairman of the Company’s Compensation Committee. For Mr. Goldberg, includes consulting fees earned by Monarch Capital LLC (“Monarch”), of which Mr. Goldberg is the Managing Director. The agreement under which Monarch was paid for consulting services expired on August 31, 2017. For Mr. Langley, includes $47,500 for consulting services provided to the Company. For Mr. Lee, includes $10,000 in connection with his services as Chairman of the Company’s Audit Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

This information will be contained in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 14.	Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

See EXHIBIT INDEX.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rennova Health, Inc.

Date:	April 24, 2018	/s/ Seamus Lagan
Seamus Lagan, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seamus Lagan	Chief Executive Officer, Interim Chief Financial Officer and Director	April 24, 2018
Seamus Lagan	(principal executive officer interim chief financial officer and principal financial officer)

/s/ Dr. Kamran Ajami	Director	April 24, 2018
Dr. Kamran Ajami

/s/ Christopher Diamantis	Director	April 24, 2018
Christopher Diamantis

/s/ Trevor Langley	Director	April 24, 2018
Trevor Langley

/s/ John Beach	Director	April 24, 2018
John Beach

/s/ Gary L. Blum	Director	April 24, 2018
Gary L. Blum

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated June 29, 2012, by and among Tegal Corporation, CLBR Acquisition Corp., CollabRx, Inc. and CommerceOne, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2012).

2.2	Agreement and Plan of Merger, dated as of April 15, 2015, by and among Medytox Solutions, Inc., CollabRx, Inc. and CollabRx Merger Sub, Inc. (incorporated by reference to Annex A to the Company’s joint proxy statement/prospectus that was part of the registration statement on Form S-4, filed with the SEC on September 18, 2015).(1)

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013).

3.2	Restated Bylaws of Tegal Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2006).

3.3	Certificate of Amendment to Certificate of Incorporation of CollabRx, Inc., filed November 2, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).

3.4	Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).

3.5	Certificate of Designation for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).

3.6	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed March 9, 2016 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K filed with the SEC on April 19, 2016).

3.7	Certificate of Designation for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).

3.8	Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2017).

3.9	Certificate of Designation for Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2016).

3.10	Certificate of Designation for Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2016).

3.11	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed February 22, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017).

3.12	Amended Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

3.13	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 20, 2017).

3.14	Certificate of Designation for Series I-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.13 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017).

3.15	Certificate of Designation for Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.14 of the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2017).

4.1	Stockholders Agreement, dated July 12, 2012, by and among Tegal Corporation and the stockholders identified therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

4.2	Warrant Agency Agreement, dated as of December 30, 2015, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).

4.3	Shareholder Rights Agreement, dated as of April 13, 2011, by and between Tegal Corporation and Registrar and Transfer Company (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed with the SEC on April 14, 2011).

4.4	Amendment to Shareholder Rights Agreement, dated April 15, 2015, by and between CollabRx, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

4.5	Medytox Solutions, Inc. Senior Secured, Convertible, Redeemable Debenture, effective September 11, 2015 (incorporated by reference to Exhibit 4.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.6	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2015).

4.7	Form of Warrant in connection with the Exchange Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (File No. 333-211515) filed with the SEC on July 12, 2016).

4.8	Warrant Agency Agreement, dated as of July 19, 2016, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2016).

4.9	Form of Warrant in connection with the Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.118 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

4.10	Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.124 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).

4.11	Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.134 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

4.12	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.137 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).

4.13	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.141 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).

4.14	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.146 of the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2017).

4.15	Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.149 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).

10.1**	Fifth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 14, 2006).

10.2**	Eighth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 14, 2006).

10.3**	2007 Incentive Award Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on July 29, 2007).

10.4**	Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Company’s revised definitive proxy statement on Schedule 14A filed with the SEC on July 29, 2004).

10.5**	Form of Stock Option Agreement for Employees from the 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007).

10.6**	Form of Non-Qualified Stock Option Agreement for Employees from the Eighth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 12, 2004).

10.7**	Form of Restricted Stock Unit Award Agreement from the Eighth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2005).

10.8**	Restricted Stock Unit Award Agreement between Tegal Corporation and Tom Mika, dated July 5, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2005).

10.9**	Restricted Stock Unit Awards between Tegal Corporation and each of Thomas Mika and Christine Hergenrother, each dated October 7, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2010).

10.10	Warrant issued to se2quel Partners LLC dated January 14, 2011 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2011).

10.11	Warrant issued to se2quel Management GmbH dated January 14, 2011 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2011).

10.12	Warrant Transfer Agreement and replacement Warrants dated as of March 31, 2012 (incorporated by reference to Exhibit 99.5 to the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed with the SEC on June 15, 2012).

10.13	Warrant Transfer Agreement dated as of March 31, 2013 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.14**	Employment Agreement, dated June 29, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2012).

10.15	Agreement Not to Compete, dated July 12, 2012, by and between Tegal Corporation and Jay M. Tenenbaum (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.16	Promissory Note issued by Tegal Corporation on July 12, 2012 to Jay M. Tenenbaum (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.17	Promissory Note issued by Tegal Corporation on July 12, 2012 to CommerceNet (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.18**	Restricted Stock Unit Award Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.19	Indemnity Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.20**	Amendment No. 1 to Employment Agreement, dated as of December 7, 2012, by and between CollabRx, Inc. and James M. Karis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2012).

10.21**	Amendment No. 1 to Restricted Stock Unit Award Agreement, dated as of December 7, 2012, by and between CollabRx, Inc. and James M. Karis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2012).

10.22**	Employment Agreement, dated February 12, 2013, by and between CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2013).

10.23**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Smruti Vidwans (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.24**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Michelle Turski (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.25**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Lisandra West (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.26**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Gavin Gordon (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.27**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and John Randy Gobbel (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.28**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and George Lundberg (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.29**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Jeff Shrager (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.30	Loan and Security Agreement, dated January 16, 2015, between CollabRx, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on January 22, 2015).

10.31	Agreement, dated January 16, 2015, between CollabRx, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2015).

10.32	Parent Support Agreement, dated April 15, 2015, between Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.33	Form of Company Support Agreement, dated April 15, 2015, between CollabRx, Inc. and certain Medytox Solutions, Inc. stockholders identified therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.34	Stockholders Agreement, dated April 15, 2015, among CollabRx, Inc., Thomas R. Mika and certain Medytox Solutions, Inc. stockholders identified therein (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.35	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.36	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.37**	Form of Employment Agreement among New Sub, CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.38**	Form of Employment Agreement among New Sub, CollabRx, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.39	Agreement, dated August 22, 2011, among Trident Laboratories, Inc., its shareholders and Medytox Institute of Laboratory Medicine, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on November 4, 2011).

10.40	Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on November 4, 2011).

10.41	Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on December 12, 2011).

10.42	Convertible Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on December 12, 2011).

10.43	Security Agreement, dated as of December 6, 2011, among Medytox Solutions, Inc., Medytox Management Solutions Corp., Medytox Institute of Laboratory Medicine, Inc. and Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on December 12, 2011).

10.44	Membership Interest Purchase Agreement, dated as of February 16, 2012, between Marylu Villasenor Hall and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on February 17, 2012).

10.45	Secured Promissory Note, dated February 16, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on February 17, 2012).

10.46	Senior Secured Revolving Credit Facility Agreement, dated as of April 30, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.47	Revolving Promissory Note, dated April 30, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.48	Guaranty Agreement, dated as of April 30, 2012, by Medytox Medical Marketing & Sales, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.49	Guaranty Agreement, dated as of April 30, 2012, by Medytox Diagnostics, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.50	Guaranty Agreement, dated as of April 30, 2012, by PB Laboratories, LLC in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.51	Security Agreement, dated as of April 30, 2012, between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.52	Security Agreement, dated as of April 30, 2012, between Medytox Medical Marketing & Sales, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.7 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.53	Security Agreement, dated as of April 30, 2012, between Medytox Diagnostics, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.8 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.54	Security Agreement, dated as of April 30, 2012, between PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.9 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.55	Amendment No. 1 to Senior Secured Revolving Credit Facility, dated as of July 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on August 15, 2012).

10.56	Amended and Restated Revolving Promissory Note, dated July 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on August 15, 2012).

10.57	Amendment to Convertible Promissory Note, dated as of July 27, 2012, between Medytox Solutions, Inc. and Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on August 15, 2012).

10.58	Amendment to Security Agreement, dated as of July 27, 2012, among Medytox Solutions, Inc., Medytox Medical Management Solutions Corp. and Medytox Institute of Laboratory Medicine, Inc. in favor of Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.5 to Medytox’s Current Report on Form 8-K filed with the SEC on August 15, 2012).

10.59	Membership Interest Purchase Agreement, dated as of October 31, 2012, between Medytox Diagnostics, Inc. and Marylu Villasenor Hall (incorporated by reference to Exhibit 10.10 to Medytox’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012 filed with the SEC on November 21, 2012).

10.60	Secured Promissory Note, dated October 31, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall (incorporated by reference to Exhibit 10.11 to Medytox’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012 filed with the SEC on November 21, 2012).

10.61	Amendment No. 2 to Senior Secured Revolving Credit Facility Agreement, dated as of October 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on December 17, 2012).

10.62	Amended and Restated Revolving Promissory Note, dated October 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on December 17, 2012).

10.63	Stock Purchase Agreement, dated as of December 7, 2012, between Luisa G. Suarez and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.64	Stock Purchase Agreement, dated as of December 7, 2012, between Balbino Suarez and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.65	Secured Promissory Note, dated December 7, 2012, issued by Medytox Diagnostics, Inc. to Balbino Suarez (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.66	Guarantee of Medytox Solutions, Inc., dated December 7, 2012, of Secured Promissory Note issued to Balbino Suarez (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.67**	Option Agreement, dated as of December 31, 2012, between Joseph Fahoome and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on January 15, 2013).

10.68**	Option Agreement, dated as of December 31, 2012, between Robert Kuechenberg and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on January 15, 2013).

10.69	Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.70	Amended and Restated Revolving Promissory Note, dated February 28, 2013, by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.71	Guaranty Agreement, dated as of January 22, 2013, by Biohealth Medical Laboratory, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.72	Security Agreement, dated as of January 22, 2013, between Biohealth Medical Laboratory, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.73	Guaranty Agreement, dated as of February 28, 2013, by Advantage Reference Labs, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox’s Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.74	Security Agreement, dated as of February 28, 2013, between Advantage Reference Labs, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox’s Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.75**	Consulting Agreement, dated May 25, 2011, between Seamus Lagan and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.37 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.76**	Consulting Agreement, dated October 3, 2011, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.38 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.77**	Consulting Agreement, dated as of October 1, 2012, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.39 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.78**	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Dr. Thomas F. Mendolia (incorporated by reference to Exhibit 10.45 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.79	Stock Purchase Agreement, dated as of January 1, 2013, among Bill White, Jackson R. Ellis and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.46 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.80	Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Bill White (incorporated by reference to Exhibit 10.47 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.81	Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Jackson R. Ellis (incorporated by reference to Exhibit 10.48 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.82	Promissory Note, dated March 13, 2013, issued by Alethea Laboratories, Inc. to Summit Diagnostics, LLC (incorporated by reference to Exhibit 10.49 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.83	Membership Interest Purchase Agreement, dated as of January 14, 2013, as amended, among Reginald Samuels, Ralph Perricelli and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.50 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.84	Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Reginald Samuels (incorporated by reference to Exhibit 10.51 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.85	Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Ralph Perricelli (incorporated by reference to Exhibit 10.52 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.86**	Option Agreement, effective as of April 19, 2013, between Christopher E. Diamantis and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on April 26, 2013).

10.87**	Option Agreement, effective as of April 19, 2013, between Benjamin Frank and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on April 26, 2013).

10.88	Amendment No. 4 to Senior Secured Revolving Credit Facility Agreement, dated as of June 30, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., International Technologies, LLC, Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.89	Fourth Amended and Restated Revolving Promissory Note, dated June 30, 2013 (effective date July 15, 2013), issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.90	Guaranty Agreement, dated as of July 15, 2013, by International Technologies, LLC in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.91	Security Agreement, dated as of July 15, 2013, between International Technologies, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.92	Guaranty Agreement, dated as of July 15, 2013, by Alethea Laboratories, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox’s Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.93	Security Agreement, dated as of July 15, 2013, between Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox’s Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.94	Amendment, dated July 12, 2013, to the Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.53 to Medytox’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 14, 2013).

10.95**	Form of Medytox Solutions, Inc. 2013 Incentive Compensation Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on March 19, 2014).

10.96	Stock Purchase Agreement, dated as of March 18, 2014, by and among Clinlab, Inc., Daniel Stewart, James A. Wilson, Medytox Information Technology, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.65 to Medytox’s Annual Report on Form 10-K filed with the SEC on March 31, 2014).

10.97	Form of Purchase Option Agreement between Medytox Solutions, Inc., and each holder of Series B Preferred Stock (incorporated by reference to Exhibit 10.66 to Medytox’s Annual Report on Form 10-K filed with the SEC on March 31, 2014).

10.98**	Consulting Agreement, dated March 15, 2014, between Medytox Solutions, Inc. and SS International Consulting, Ltd. (incorporated by reference to Exhibit 10.67 to Medytox’s Annual Report on Form 10-K filed with the SEC on March 31, 2014).

10.99	Stock Purchase Agreement, dated as of August 26, 2014, by and among Epinex Diagnostics Laboratories, Inc., Epinex Diagnostics, Inc., Medytox Diagnostics, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on August 28, 2014).

10.100**	Agreement for the Retirement as CEO and Release of Any and All Claims by and between Medytox Solutions, Inc. and William G. Forhan, dated August 26, 2014, effective as of September 11, 2014 (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 12, 2014).

10.101**	Amendment to Consulting Agreement, by and between Medytox Solutions, Inc. and Alcimede LLC, dated as of September 11, 2014 (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 12, 2014).

10.102**	Employment Agreement by and between Medytox Solutions, Inc. and Samuel R. Mitchell, dated as of February 4, 2015 (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on February 18, 2015).

10.103**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2011).

10.104**	Amendment to Consulting Agreement, by and between SS International Consulting, Ltd. and Medytox Solutions, Inc., dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.105**	Employment Agreement, dated as of September 9, 2015, between Medytox Solutions, Inc. and Jason P. Adams (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.106**	Amendment to Employment Agreement, dated as of June 16, 2015, between Medytox Solutions, Inc. and Sharon Hollis (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.107	Securities Purchase Agreement, effective September 11, 2015, by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.108	Form of Guaranty Agreement (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.109	Security Agreement, effective September 11, 2015, by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.110	Form of Security Agreement (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.111**	Medytox Solutions, Inc. 2013 Incentive Compensation Plan, filed as Exhibit 4.1 to Medytox’s Registration Statement on Form S-8 filed with the SEC on December 23, 2013 and incorporated by reference herein.

10.112**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-210909) filed with the SEC on April 25, 2016).

10.113**	Consulting Agreement, dated August 1, 2015, between Medytox Solutions, Inc. and Monarch Capital, LLC (incorporated by reference to Exhibit 10.112 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 17, 2016).

10.114	Prepaid Forward Purchase Agreement, dated as of March 31, 2016, by and between Racine FundingCo., LLC and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (incorporated by reference to Exhibit 10.114 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 7, 2016).

10.115	Form of Exchange Agreement, dated July 11, 2016 (incorporated by reference to Exhibit 10.115 of the Company’s Registration Statement on Form S-1 (File No. 333-211515) filed with the SEC on July 12, 2016).

10.116	Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.116 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

10.117	Form of Note in connection with the Securities Purchase Agreement (incorporated by reference to Exhibit 10.117 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

10.118	Stock Purchase Agreement, dated as of September 29, 2016, by and among Genomas, Inc., the Sellers set forth in Schedule D thereto, Medytox Diagnostics, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.119 of the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2016).

10.119**	Executive Transition and Separation Agreement and General Release, dated September 28, 2016, between Rennova Health, Inc. and Jason Adams (incorporated by reference to Exhibit 10.120 of the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2016).

10.120	Form of Share Redemption Agreement (incorporated by reference to Exhibit 10.120 of the Company’s Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 16, 2016).

10.121	Asset Purchase Agreement, dated as of October 26, 2016, by and among Pioneer Health Services of Oneida LLC, Pioneer Health Services of Oneida Real Estate LLC, and Rennova Health, Inc. as amended by Amendment No. 1 to the Asset Purchase Agreement, dated as of December 31, 2016, and as further amended by Amendment No. 2 to the Asset Purchase Agreement, dated as of January 6, 2017 (incorporated by reference to Exhibit 10.121 of the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2017).

10.122	Securities Purchase Agreement, dated January 29, 2017, between Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.122 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2017).

10.123	Original Issue Discount Convertible Debenture due May 2, 2017 (incorporated by reference to Exhibit 10.123 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).

10.124	Subsidiary Guarantee between the subsidiaries of the Company party thereto and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.125 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).

10.125	Securities Purchase Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.126 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.126	Form of Senior Secured Original Issue Discount Convertible Debenture (incorporated by reference to Exhibit 10.127 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.127	Form of Security Agreement (incorporated by reference to Exhibit 10.129 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.128	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.130 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.129	Exchange Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.131 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.130	Side Letter, dated March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.138 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.131	Security Agreement, dated as of March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.139 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.132	Guaranty Agreement, dated as of March 20, 2017, by Rennova Health, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.140 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.133	Intercreditor Agreement, dated as of March 20, 2017, between Sabby Management, LLC, as Agent, and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.141 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.134	Services Agreement, dated as of March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.142 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.135	Securities Purchase Agreement, dated as of June 2, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.135 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).

10.136	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.136 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).

10.137	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.138 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).

10.138	Securities Purchase Agreement, dated as of June 21, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.139 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).

10.139	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.140 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).

10.140	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.142 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).

10.141	Amendment, dated July 10, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.143 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2017).

10.142	Securities Purchase Agreement, dated as of July 16, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.144 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).

10.143	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.145 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).

10.144	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.147 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).

10.145	Form of Rennova Health, Inc. 2007 Incentive Award Plan Grant Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2017).

10.146	Securities Purchase Agreement, dated as of August 31, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.147 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).

10.147	Form of Senior Secured Original Issue Discount Convertible Debenture (incorporated by reference to Exhibit 10.148 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).

10.148	Form of Exchange Agreement, dated as of August 31, 2017, between Rennova Health, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.150 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).

10.149	Subsidiary Guarantee, dated as of September 19, 2017, by the Subsidiary Guarantors party thereto, in favor of the Purchasers (incorporated by reference to Exhibit 10.156 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

10.150	Consent, dated as of September 19, 2017, by TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.157 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

10.151	Amendment, dated as of October 16, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.158 of the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2017).

10.152	Second Amendment, dated as of October 19, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.159 of the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2017).

10.153	Form of Exchange Agreement, dated as of October 30, 2017, between Rennova Health, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.160 of the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2017).

10.154	Securities Purchase Agreement, dated as of October 30, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.161 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017).

10.155	Asset Purchase Agreement, dated as January 31, 2018, by and among HMA Fentress County General Hospital, LLC, Jamestown HMA Physician Management, LLC, Jamestown TN Medical Center, Inc., CHS/Community Health Systems, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.162 of the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2018).

10.156	Common Stock Purchase Agreement, dated as of February 14, 2018, by and among Rennova Health, Inc. and the purchasers named on the signature pages thereto (incorporated by reference to Exhibit 10.163 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018).

10.157	Form of Additional Issuance Agreement, dated as of March 5, 2018 (incorporated by reference to Exhibit 10.164 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2018).

10.158	Amendment to Prepaid Forward Purchase Agreement, dated as of March 24, 2017, between Racine FundingCo, LLC, on the one hand, and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC, on the other hand, and Christopher Diamantis, as Guarantor (incorporated by reference to Exhibit 10.165 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2018).

10.159	Second Amendment to Prepaid Forward Purchase Agreement, dated as of March 30, 2018, between Racine FundingCo, LLC, on the one hand, and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC, on the other hand, and Christopher Diamantis, as Guarantor (incorporated by reference to Exhibit 10.166 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2018).

21	List of Subsidiaries of the Registrant.(2)

23	Consent of Independent Registered Public Accounting Firm – Green & Company, CPAs. (2)

31.1	Section 302 Certification of the Chief Executive Officer and Interim Chief Financial Officer (2)

32.1	Section 906 Certification of the Chief Executive Officer and Interim Chief Financial Officer (3)

101.INS	XBRL Instance Document. (2)

101.SCH	XBRL Taxonomy Extension Schema Document. (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

(1)	The exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Rennova Health, Inc. will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

(2)	Filed herewith

(3)	Furnished herewith

**	Management contract for compensatory plan or arrangement.

