Form 10-K/A
period 2017-12-31
Rennova Health, Inc.
filed 2018-04-30
CIK 931059

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

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by Rennova Health, Inc. (the "Company") to amend the Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company with the Securities and Exchange Commission (the "SEC") on April 24, 2018 (the “Original Report”) to include the information required to be disclosed by Part III, Items 10 and 12-14 of Form 10-K. Except for Items 10, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in the Original Report is changed by this amendment.

As required pursuant to the Securities Exchange Act of 1934, as amended, this Amendment also includes updated certifications from the Company’s Chief Executive Officer and Interim Chief Financial Officer as Exhibits 31.1 and 32.1.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are currently serving as directors and executive officers of the Company.

Name	Age	Positions
Seamus Lagan	49	President, Chief Executive Officer and Interim Chief Financial Officer and Director
Dr. Kamran Ajami	59	Director
John Beach	56	Director
Gary L. Blum	77	Director
Christopher E. Diamantis	49	Director
Trevor Langley	56	Director

All directors of the Company serve one year terms and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Executive Officers’ and Directors’ Biographies

Seamus Lagan was appointed Chief Executive Officer and President and a director of the Company on November 2, 2015 and as Chief Executive Officer and a director of Medytox Solutions, Inc., a wholly-owned subsidiary of the Company (“Medytox”), effective September 15, 2014. Mr. Lagan served as Interim Chief Financial Officer of the Company from September 30, 2016 through May 24, 2017. He was again appointed Interim Chief Financial Officer after the resignation of Michael Pollack, effective October 13, 2017. Mr. Lagan has been, either individually or through Alcimede LLC (“Alcimede”), a consultant to Medytox since May 2011. Mr. Lagan has been a director of Alcimede since its formation in 2007. Alcimede is a privately-held, Delaware limited liability company which provides various consulting services, including management, organization, and financial consulting services. Mr. Lagan also currently serves, through Alcimede, as chief executive officer of the following subsidiaries of the Company: Medytox Diagnostics, Inc. (since February 2012), and Health Technology Solutions, Inc. (since June 2011) and as president of Medical Billing Choices, Inc. (since July 2013). From September 2008 through May 2011, Mr. Lagan was a private investor. In 2008, TecEnergy UK Limited (“TEC”), a waste management and alternative energy company in England and Wales, of which Mr. Lagan served as a director, was placed into administration to protect it from bankruptcy. The relevant taxing authorities in the United Kingdom alleged that the directors reduced the debt of TEC to its creditors at the expense of tax liabilities to the taxing authorities. There were no other allegations of wrongdoing, but based on such allegations, the taxing authorities sought to have each of the directors of TEC banned from acting as a director in the United Kingdom for a three-year period. At the time of such action, Mr. Lagan had significant health issues and did not defend himself. As a result, Mr. Lagan was banned in his absence from acting as a director of a United Kingdom company from October 8, 2010 until October 2015 (In the Matter of TecEnergy UK Limited and in the Matter of the Company Directors Disqualifications Act of 1986 between the Secretary of State for Business, Innovation and Skills and Seamus Lagan (Norwich County Court, from 2014 to 2015, UK, Claim No. 0NR00656)). Mr. Lagan graduated from Ballymena Technical College in Ireland in 1989.

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

John Beach has conceived and managed entrepreneurial ventures related to the healthcare industry for three decades. Most recently, he was Chief Executive Officer of Accelerated Care Plus Corporation, the nation’s leading provider of integrated clinical rehabilitation programs for post-acute rehabilitation providers, from 2000 through December 2012. From December 2012 to March 2015, he was a private investor. He has been a director of Alana HealthCare, LLC, a post-acute care provider, since March 2014 and served as Co-Chief Executive Officer from March 2015 through December 2016. Since 2010, Mr. Beach has been the Chief Executive Officer of Next Steps, LLC, which provides consulting services to investment firms.

Gary L. Blum established the Law Offices of Gary L. Blum in 1986. Mr. Blum has served as counsel for a wide variety of closely-held and public companies for over three decades. Prior to becoming an attorney, he was a tenured professor of philosophy at the University of Nebraska, Omaha.

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

The audit committee charter is available on the Company’s website at www.rennovahealth.com by selecting “Investors” and then “Corporate Governance” from the available options.

The audit committee of the Company consists of John Beach and Gary L. Blum and Dr. Kamran Ajami. Each member of the audit committee qualifies as “independent” for purposes of membership on audit committees pursuant to the rules and regulations of the SEC. In addition, the board of directors of the Company has determined that John Beach qualifies as an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Code of Conduct

The Company has adopted a written code of conduct (the “Code”), which is applicable to the Board of Directors and officers of the Company, including, but not limited to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and all persons performing similar functions to the foregoing officers of the Company. We intend to post amendments to or waivers from the Code (to the extent applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, or persons performing similar functions) on our website at www.rennovahealth.com. A copy of the Code will be provided to any person free of charge upon request by writing to Rennova Health, Inc., Attention: Secretary, 400 South Australian Avenue, Suite 800, West Palm Beach, Florida 33401.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who beneficially own 10% or more of our stock file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2017, our directors, executive officers and greater than 10% beneficial owners complied with all such applicable filing requirements, except for the untimely filing of (i) a Form 3 report by each of Dr. Ajami and Messrs. Langley, Beach and Blum with respect to his respective initial ownership of Rennova Health, Inc. securities; and (ii) one Form 4 report by Mr. Diamantis with respect to one transaction.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of our outstanding Common Stock as of April 1, 2018 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the stockholders listed below possess sole voting and investment power with respect to their shares. The address of each of the following (other than Epizon Ltd., Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd.) is c/o Rennova Health, Inc., 400 S. Australian Avenue, Suite 800, West Palm Beach, Florida 33401. None of the following owns any Series F Convertible Preferred Stock.

Name of Beneficial Owner	No. of Shares of Common Stock Owned		Percentage of Ownership(1)
Seamus Lagan	26,693,825	(2)	5.34%

Dr. Kamran Ajami	3,341,900	(3)	*

John Beach	3,333,333		*

Gary L. Blum	3,333,333		*

Christopher E. Diamantis	3,434,176	(4)	*

Trevor Langley	3,339,999		*

Michael Pollack	–	(5)	–

Epizon Ltd.	8,638	(6)	*

All Directors and Executive Officers as a Group (6 persons)	43,476,566	(7)	8.69%

Sabby Healthcare Master Fund, Ltd. (8)	49,950,000		9.99%

Sabby Volatility Warrant Master Fund, Ltd. (8)	49,950,000		9.99%

*	Less than one percent.
(1)	Based on 500,000,000 shares of Common Stock issued and outstanding as of April 1, 2018, and additional shares deemed to be outstanding as to a particular person, in accordance with applicable rules of the Securities and Exchange Commission (the “SEC”). Beneficial ownership is determined in accordance with SEC rules to generally include shares of Common Stock subject to options or issuable upon conversion of convertible securities, and such shares are deemed outstanding for computing the percentage of the person holding such options or securities, but are not deemed outstanding for computing the percentage of any other person.

(2)	Includes 26,680,098 shares of Common Stock and 9,445 stock options to purchase a like number of shares of Common Stock, owned of record by Mr. Lagan. Also includes 4,282 shares of Common Stock owned of record by Alcimede LLC, of which Mr. Lagan is the sole manager.
(3)	Includes 3,341,281 shares of common stock and 619 stock options to purchase a like number of shares of common stock, owned of record by Dr. Ajami.
(4)	Includes 3,344,032 shares of Common Stock, 670 stock options to purchase a like number of shares of Common Stock, and 89,474 warrants to purchase a like number of shares of Common Stock, owned of record by Mr. Diamantis.
(5)	Mr. Pollack was appointed Interim Chief Financial Officer of the Company on May 24, 2017 and he served through his resignation effective October 13, 2017.
(6)	All of the outstanding capital stock of Epizon Ltd. is owned by The Shanoven Trust, of which P. Wilhelm F. Toothe serves as trustee. Mr. Lagan is the settlor and Mr. Lagan and his family are the beneficiaries of The Shanoven Trust. Epizon Ltd. owns of record 8,638 shares of Common Stock. The address of Epizon Ltd. is Suite 104a, Saffrey Square, Bank Lane, P.O. Box N-9306, Nassau, Bahamas.
(7)	Includes Messrs. Lagan, Diamantis, Beach, Blum and Langley and Dr. Ajami. Includes 43,376,358 shares of Common Stock, 10,734 stock options to purchase a like number of shares of Common Stock, and 89,474 warrants to purchase a like number of shares of Common Stock, owned by Messrs. Lagan, Diamantis, Beach, Blum and Langley and Dr. Ajami, as described in the above footnotes.
(8)	Based on Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on January 9, 2018. The address of each of Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands, This stockholder has indicated that Hal Mintz has voting and investment power over the shares held by it. This stockholder has indicated that Sabby Management, LLC serves as its investment manager, that Hal Mintz is the manager of Sabby Management, LLC and that each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over these shares except to the extent of any pecuniary interest therein. The conversion of the Debentures, Series I-1 Preferred Stock and Series I-2 Preferred Stock and the exercise of the warrants held by these entities are subject to ownership blockers of 9.99% and 4.99%, respectively.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Alcimede, of which Mr. Lagan is the sole manager, was paid $0.4 million and $0.6 million for consulting fees pursuant to a consulting agreement for the years ended December 31, 2017 and 2016, respectively. On April 2, 2017, Alcimede agreed to a voluntary reduction in the monthly retainer payable by the Company from $31,250 to $20,833 for one year. In addition, Alcimede had advanced loans to the Company for the payment of certain operating expenses. The loans were non-interest bearing and were due on demand. On February 3, 2015, the Company borrowed $3,000,000 from Alcimede. The note has an interest rate of 6% and was originally due on February 2, 2016. In February 2016, Alcimede agreed to extend the maturity date of the loan to February 2, 2017 and the maturity date has since been extended to February 2, 2018. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase one million shares of the Company’s common stock at an exercise price of $2.50 per share. The loan outstanding was reduced in satisfaction of the aggregate exercise price of $2,500,000. In August 2016, a portion of the remaining $500,000 balance was repaid by the Company through the issuance of shares of common stock. In March 2017, the Company and Mr. Logan agreed that a payment made to Alcimede in the amount of $50,000 would be deducted from the outstanding balance of the note. As of April 1, 2018, the balance out standing on the note was $168,500.

Dr. Thomas Mendolia, the former Chief Executive Officer of the Company’s Laboratories and at the time a principal stockholder, was reimbursed $26,765 for certain operating expenses and asset purchases paid by Dr. Mendolia on the Company’s behalf in the year ended December 31, 2016

On August 1, 2015, Medytox entered into a non-exclusive consulting agreement with Monarch Capital LLC (“Monarch”). Michael Goldberg, at the time a director of Medytox and a director of the Company through April 24, 2017, is the Managing Director of Monarch. Under this agreement, Monarch provided business and financial advice. The original term of the agreement was through August 31, 2016, and was subject to automatic renewal for an additional one year unless Medytox provided the consultant with 180 days’ prior written notice of its intent not to renew. The agreement expired on August 31, 2017. Monarch was paid approximately $139,000 and $150,000 for consulting fees pursuant to this agreement for the years ended December 31, 2017 and 2016, respectively.

In the fourth quarter of 2015, the Company borrowed $1,600,000 from Mr. Diamantis, at the time a director of Medytox and currently a director of the Company, which was due, along with $100,000 of interest, on January 7, 2016. These amounts were repaid by the Company in January 2016. During the year ended December 31, 2016, the Company received additional short-term advances from Mr. Diamantis payable on demand and aggregating $5.7 million, all of which was repaid prior to December 31, 2016. In connection with these advances, the Company agreed to pay Mr. Diamantis interest in the amount of $0.4 million, as well as interest at 10% per annum for all advances made subsequent to September 30, 2016, and these amounts are reflected in accrued expenses in the consolidated balance sheet as of December 31, 2016. In January and February 2017, the Company received advances aggregating $3.3 million from Mr. Diamantis. The advances, along with $0.5 million of accrued interest, were due on demand, bearing interest at 10% per annum. The Company used the advances to pay the purchase price of the assets related to Scott County Community Hospital and for general corporate purposes. The Company repaid these amounts in full on March 21, 2017.

Subsequent to March 21, 2017, Mr. Diamantis made advances to the Company aggregating $1,630,000 through December 31, 2017, of which $670,000 was repaid during the year. The advances bear interest at 10% and are repayable on demand.

During the year ended December 31, 2016, the Company received short-term advances from three principal stockholders aggregating approximately $1.2 million, $1.1 million of which was repaid during the year. The Company repaid the remaining amount during the year ended December 31, 2017. The Company during the year then reborrowed $75,000 from a principal stockholder, which was repaid as of December 31, 2017.

During the second quarter of 2016, the Company received a short-term advance from Jason Adams, then the Company’s Chief Financial Officer, in the amount of $50,000, all of which was repaid during the second quarter.

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

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract. The receivables had an estimated collectable value of $8,700,000 and had been adjusted down to approximately $4,300,000 on the Company’s balance sheet at March 31, 2016 and $0 as of December 31, 2017. The consideration received was $5,000,000. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $500,000, (ii) all payments recovered from the accounts receivable up to $5,250,000, if paid in full within six months, or $5,500,000, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty had not been paid $6,000,000, the Company was required to pay the difference. Mr. Diamantis has guaranteed the Company’s payment obligation of up to $6,000,000. For providing the guarantee, and to the extent that the counterparty receives amounts payable under clause (ii) above exceeding $5,000,000, Mr. Diamantis will be paid a fee by the counterparty equal to the amount by which the amount received under clause (ii) above exceeds $5,000,000 ($250,000 or $500,000, depending on the timing of payment). In addition, the Company agreed to pay Mr. Diamantis $0.5 million in connection with his providing the guarantee. This amount was settled in August 2016 with the issuance of shares of the Company’s common stock and warrants to purchase shares of common stock as discussed below. On March 24, 2017, the Company, the counterparty and Mr. Diamantis, as guarantor, entered into an amendment to extend the Company’s obligation to March 31, 2018. Also, what the counterparty is to receive was amended to equal (a) the $5,000,000 purchase price plus a 20% per annum investment return thereon, plus (b) $500,000, plus (c) the product of (i) the proceeds received from the accounts receivable, minus the amount set forth in clauses (a) and (b), multiplied by (ii) 40%. In connection with the extension, the counterparty received a fee of $1,000,000. As of December 31, 2017, the Company has accrued $2.3 million for the counterparty’s required investment return, which is reflected in accrued expenses in the consolidated balance sheet, and $7.3 million was due to the counterparty on December 31, 2017. On April 2, 2018, the Company, the counterparty, and Mr. Diamantis, as guarantor, entered into a second amendment to extend further the Company’s obligation to May 30, 2018. In connection with this further extension, the counterparty received a fee of $100,000. To the extent the Company satisfies its obligation to the counterparty prior to May 30, 2018, the $100,000 fee will be reduced pro rata and the reduced portion shall be refunded to the Company. No funds have been paid to date to the counterparty in connection with the accounts receivable. The Company does not have the financial resources to repay this obligation.

During the year ended December 31, 2017, the Company exchanged an aggregate $2.23 million of indebtedness and other obligations to Mr. Diamantis, Epizon Ltd., Francisco Roca, III, Steven Sramowicz, Dr. Thomas Mendolia, Monarch, Robert Lee and Dr. Paul Billings, all related parties of the Company, for an aggregate of 12,815 shares of common stock and warrants to purchase 55,092,381 shares of common stock. At December 31, 2017, these warrants have an exercise price of $0.276 per share, which reflects the effect of dilutive issuances of common stock made during 2017. The exercise price is subject to additional adjustment for future dilutive issuances. The warrants are immediately exercisable and have a five-year term. The issuances of the shares of common stock and warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

Director Independence

The Board of Directors has affirmatively determined that each of Dr. Kamran Ajami, John Beach, Gary L. Blum and Trevor Langley is an “independent director” under applicable rules. No director qualifies as independent unless the Board affirmatively determines that the director does not have a material relationship with the Company that would interfere with the exercise of independent judgement.

Item 14. Principal Accounting Fees and Services.

On March 23, 2016, the Company’s Audit Committee approved the dismissal of Burr, Pilger & Mayer LLP (“BPM”) as the Company’s independent registered public accounting firm, effective March 23, 2016. Also, on March 23, 2016, the Company’s Audit Committee approved the engagement of Green & Company, CPAs (“Green & Company”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2016. The engagement of Green & Company was effective March 23, 2016. Green & Company also served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2017. Below are the aggregate fees billed for audit, audit-related and tax services rendered by Green & Company during the years ended December 31, 2017 and December 31, 2016 (BPM did not render any services for the year ended December 31, 2016):

Description of Services:	Fiscal 2017	Fiscal 2016
Audit	$195,000	$183,059
Audit-Related	–	30,800
Tax	–	–
All Other	–	–
Total Fees	$195,000	$213,859

Audit Fees

The aggregate fees billed by Green & Company for audit services related to the fiscal years ended December 31, 2017 and 2016 were $195,000 and $183,059, respectively.

Audit-Related Fees

The aggregate fees billed by Green & Company for audit-related services for the fiscal year ended December 31, 2016, which primarily pertain to fees associated with the Company’s filing and maintaining effective registration statements with the SEC, were $30,800.

All Other Fees

The Company incurred no other fees with its principal accountants.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit services to be provided by the independent auditors. The Audit Committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors. The Chairman of the Audit Committee may specifically approve any service within the pre-approved audit and non-audit service category if the fees for such service exceed the maximum set forth in the policy, as long as the excess fees are not reasonably expected to exceed $50,000. Any such approval by the Chairman must be reported to the Audit Committee at its next scheduled meeting. The general pre-approval fee levels for all services to be provided by the independent auditors are reviewed annually by the Audit Committee. The Audit Committee approved all services provided by Green & Company during 2017 and 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

See EXHIBIT INDEX.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rennova Health, Inc.

Date: April 30, 2018	/s/ Seamus Lagan
Seamus Lagan, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seamus Lagan	Chief Executive Officer, Interim Chief Financial Officer and Director	April 30, 2018
Seamus Lagan	(principal executive officer and principal financial officer)

/s/ Dr. Kamran Ajami	Director	April 30, 2018
Dr. Kamran Ajami

/s/ John Beach	Director	April 30, 2018
John Beach

/s/ Gary L. Blum	Director	April 30, 2018
Gary L. Blum

/s/ Christopher Diamantis	Director	April 30, 2018
Christopher Diamantis

/s/ Trevor Langley	Director	April 30, 2018
Trevor Langley

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated June 29, 2012, by and among Tegal Corporation, CLBR Acquisition Corp., CollabRx, Inc. and CommerceOne, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2012).

2.2	Agreement and Plan of Merger, dated as of April 15, 2015, by and among Medytox Solutions, Inc., CollabRx, Inc. and CollabRx Merger Sub, Inc. (incorporated by reference to Annex A to the Company’s joint proxy statement/prospectus that was part of the registration statement on Form S-4, filed with the SEC on September 18, 2015).(1)

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013).

3.2	Restated Bylaws of Tegal Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2006).

3.3	Certificate of Amendment to Certificate of Incorporation of CollabRx, Inc., filed November 2, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).

3.4	Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).

3.5	Certificate of Designation for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).

3.6	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed March 9, 2016 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K filed with the SEC on April 19, 2016).

3.7	Certificate of Designation for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).

3.8	Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2017).

3.9	Certificate of Designation for Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2016).

3.10	Certificate of Designation for Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2016).

3.11	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed February 22, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017).

3.12	Amended Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

3.13	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 20, 2017).

3.14	Certificate of Designation for Series I-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.13 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017).

3.15	Certificate of Designation for Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.14 of the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2017).

4.1	Stockholders Agreement, dated July 12, 2012, by and among Tegal Corporation and the stockholders identified therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

4.2	Warrant Agency Agreement, dated as of December 30, 2015, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).

4.3	Shareholder Rights Agreement, dated as of April 13, 2011, by and between Tegal Corporation and Registrar and Transfer Company (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed with the SEC on April 14, 2011).

4.4	Amendment to Shareholder Rights Agreement, dated April 15, 2015, by and between CollabRx, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

4.5	Medytox Solutions, Inc. Senior Secured, Convertible, Redeemable Debenture, effective September 11, 2015 (incorporated by reference to Exhibit 4.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.6	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2015).

4.7	Form of Warrant in connection with the Exchange Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (File No. 333-211515) filed with the SEC on July 12, 2016).

4.8	Warrant Agency Agreement, dated as of July 19, 2016, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2016).

4.9	Form of Warrant in connection with the Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.118 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

4.10	Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.124 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).

4.11	Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.134 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

4.12	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.137 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).

4.13	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.141 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).

4.14	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.146 of the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2017).

4.15	Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.149 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).

10.1**	Fifth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 14, 2006).

10.2**	Eighth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 14, 2006).

10.3**	2007 Incentive Award Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on July 29, 2007).

10.4**	Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Company’s revised definitive proxy statement on Schedule 14A filed with the SEC on July 29, 2004).

10.5**	Form of Stock Option Agreement for Employees from the 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007).

10.6**	Form of Non-Qualified Stock Option Agreement for Employees from the Eighth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 12, 2004).

10.7**	Form of Restricted Stock Unit Award Agreement from the Eighth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2005).

10.8**	Restricted Stock Unit Award Agreement between Tegal Corporation and Tom Mika, dated July 5, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2005).

10.9**	Restricted Stock Unit Awards between Tegal Corporation and each of Thomas Mika and Christine Hergenrother, each dated October 7, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2010).

10.10	Warrant issued to se2quel Partners LLC dated January 14, 2011 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2011).

10.11	Warrant issued to se2quel Management GmbH dated January 14, 2011 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2011).

10.12	Warrant Transfer Agreement and replacement Warrants dated as of March 31, 2012 (incorporated by reference to Exhibit 99.5 to the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed with the SEC on June 15, 2012).

10.13	Warrant Transfer Agreement dated as of March 31, 2013 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.14**	Employment Agreement, dated June 29, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2012).

10.15	Agreement Not to Compete, dated July 12, 2012, by and between Tegal Corporation and Jay M. Tenenbaum (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.16	Promissory Note issued by Tegal Corporation on July 12, 2012 to Jay M. Tenenbaum (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.17	Promissory Note issued by Tegal Corporation on July 12, 2012 to CommerceNet (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.18**	Restricted Stock Unit Award Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.19	Indemnity Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.20**	Amendment No. 1 to Employment Agreement, dated as of December 7, 2012, by and between CollabRx, Inc. and James M. Karis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2012).

10.21**	Amendment No. 1 to Restricted Stock Unit Award Agreement, dated as of December 7, 2012, by and between CollabRx, Inc. and James M. Karis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2012).

10.22**	Employment Agreement, dated February 12, 2013, by and between CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2013).

10.23**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Smruti Vidwans (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.24**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Michelle Turski (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.25**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Lisandra West (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.26**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Gavin Gordon (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.27**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and John Randy Gobbel (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.28**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and George Lundberg (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.29**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Jeff Shrager (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.30	Loan and Security Agreement, dated January 16, 2015, between CollabRx, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on January 22, 2015).

10.31	Agreement, dated January 16, 2015, between CollabRx, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2015).

10.32	Parent Support Agreement, dated April 15, 2015, between Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.33	Form of Company Support Agreement, dated April 15, 2015, between CollabRx, Inc. and certain Medytox Solutions, Inc. stockholders identified therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.34	Stockholders Agreement, dated April 15, 2015, among CollabRx, Inc., Thomas R. Mika and certain Medytox Solutions, Inc. stockholders identified therein (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.35	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.36	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.37**	Form of Employment Agreement among New Sub, CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.38**	Form of Employment Agreement among New Sub, CollabRx, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.39	Agreement, dated August 22, 2011, among Trident Laboratories, Inc., its shareholders and Medytox Institute of Laboratory Medicine, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on November 4, 2011).

10.40	Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on November 4, 2011).

10.41	Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on December 12, 2011).

10.42	Convertible Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on December 12, 2011).

10.43	Security Agreement, dated as of December 6, 2011, among Medytox Solutions, Inc., Medytox Management Solutions Corp., Medytox Institute of Laboratory Medicine, Inc. and Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on December 12, 2011).

10.44	Membership Interest Purchase Agreement, dated as of February 16, 2012, between Marylu Villasenor Hall and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on February 17, 2012).

10.45	Secured Promissory Note, dated February 16, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on February 17, 2012).

10.46	Senior Secured Revolving Credit Facility Agreement, dated as of April 30, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.47	Revolving Promissory Note, dated April 30, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.48	Guaranty Agreement, dated as of April 30, 2012, by Medytox Medical Marketing & Sales, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.49	Guaranty Agreement, dated as of April 30, 2012, by Medytox Diagnostics, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.50	Guaranty Agreement, dated as of April 30, 2012, by PB Laboratories, LLC in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.51	Security Agreement, dated as of April 30, 2012, between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.52	Security Agreement, dated as of April 30, 2012, between Medytox Medical Marketing & Sales, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.7 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.53	Security Agreement, dated as of April 30, 2012, between Medytox Diagnostics, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.8 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.54	Security Agreement, dated as of April 30, 2012, between PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.9 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.55	Amendment No. 1 to Senior Secured Revolving Credit Facility, dated as of July 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on August 15, 2012).

10.56	Amended and Restated Revolving Promissory Note, dated July 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on August 15, 2012).

10.57	Amendment to Convertible Promissory Note, dated as of July 27, 2012, between Medytox Solutions, Inc. and Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on August 15, 2012).

10.58	Amendment to Security Agreement, dated as of July 27, 2012, among Medytox Solutions, Inc., Medytox Medical Management Solutions Corp. and Medytox Institute of Laboratory Medicine, Inc. in favor of Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.5 to Medytox’s Current Report on Form 8-K filed with the SEC on August 15, 2012).

10.59	Membership Interest Purchase Agreement, dated as of October 31, 2012, between Medytox Diagnostics, Inc. and Marylu Villasenor Hall (incorporated by reference to Exhibit 10.10 to Medytox’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012 filed with the SEC on November 21, 2012).

10.60	Secured Promissory Note, dated October 31, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall (incorporated by reference to Exhibit 10.11 to Medytox’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012 filed with the SEC on November 21, 2012).

10.61	Amendment No. 2 to Senior Secured Revolving Credit Facility Agreement, dated as of October 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on December 17, 2012).

10.62	Amended and Restated Revolving Promissory Note, dated October 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on December 17, 2012).

10.63	Stock Purchase Agreement, dated as of December 7, 2012, between Luisa G. Suarez and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.64	Stock Purchase Agreement, dated as of December 7, 2012, between Balbino Suarez and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.65	Secured Promissory Note, dated December 7, 2012, issued by Medytox Diagnostics, Inc. to Balbino Suarez (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.66	Guarantee of Medytox Solutions, Inc., dated December 7, 2012, of Secured Promissory Note issued to Balbino Suarez (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.67**	Option Agreement, dated as of December 31, 2012, between Joseph Fahoome and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on January 15, 2013).

10.68**	Option Agreement, dated as of December 31, 2012, between Robert Kuechenberg and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on January 15, 2013).

10.69	Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.70	Amended and Restated Revolving Promissory Note, dated February 28, 2013, by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.71	Guaranty Agreement, dated as of January 22, 2013, by Biohealth Medical Laboratory, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.72	Security Agreement, dated as of January 22, 2013, between Biohealth Medical Laboratory, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.73	Guaranty Agreement, dated as of February 28, 2013, by Advantage Reference Labs, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox’s Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.74	Security Agreement, dated as of February 28, 2013, between Advantage Reference Labs, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox’s Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.75**	Consulting Agreement, dated May 25, 2011, between Seamus Lagan and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.37 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.76**	Consulting Agreement, dated October 3, 2011, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.38 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.77**	Consulting Agreement, dated as of October 1, 2012, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.39 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.78**	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Dr. Thomas F. Mendolia (incorporated by reference to Exhibit 10.45 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.79	Stock Purchase Agreement, dated as of January 1, 2013, among Bill White, Jackson R. Ellis and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.46 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.80	Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Bill White (incorporated by reference to Exhibit 10.47 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.81	Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Jackson R. Ellis (incorporated by reference to Exhibit 10.48 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.82	Promissory Note, dated March 13, 2013, issued by Alethea Laboratories, Inc. to Summit Diagnostics, LLC (incorporated by reference to Exhibit 10.49 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.83	Membership Interest Purchase Agreement, dated as of January 14, 2013, as amended, among Reginald Samuels, Ralph Perricelli and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.50 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.84	Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Reginald Samuels (incorporated by reference to Exhibit 10.51 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.85	Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Ralph Perricelli (incorporated by reference to Exhibit 10.52 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.86**	Option Agreement, effective as of April 19, 2013, between Christopher E. Diamantis and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on April 26, 2013).

10.87**	Option Agreement, effective as of April 19, 2013, between Benjamin Frank and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on April 26, 2013).

10.88	Amendment No. 4 to Senior Secured Revolving Credit Facility Agreement, dated as of June 30, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., International Technologies, LLC, Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.89	Fourth Amended and Restated Revolving Promissory Note, dated June 30, 2013 (effective date July 15, 2013), issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.90	Guaranty Agreement, dated as of July 15, 2013, by International Technologies, LLC in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.91	Security Agreement, dated as of July 15, 2013, between International Technologies, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.92	Guaranty Agreement, dated as of July 15, 2013, by Alethea Laboratories, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox’s Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.93	Security Agreement, dated as of July 15, 2013, between Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox’s Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.94	Amendment, dated July 12, 2013, to the Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.53 to Medytox’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 14, 2013).

10.95**	Form of Medytox Solutions, Inc. 2013 Incentive Compensation Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on March 19, 2014).

10.96	Stock Purchase Agreement, dated as of March 18, 2014, by and among Clinlab, Inc., Daniel Stewart, James A. Wilson, Medytox Information Technology, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.65 to Medytox’s Annual Report on Form 10-K filed with the SEC on March 31, 2014).

10.97	Form of Purchase Option Agreement between Medytox Solutions, Inc., and each holder of Series B Preferred Stock (incorporated by reference to Exhibit 10.66 to Medytox’s Annual Report on Form 10-K filed with the SEC on March 31, 2014).

10.98**	Consulting Agreement, dated March 15, 2014, between Medytox Solutions, Inc. and SS International Consulting, Ltd. (incorporated by reference to Exhibit 10.67 to Medytox’s Annual Report on Form 10-K filed with the SEC on March 31, 2014).

10.99	Stock Purchase Agreement, dated as of August 26, 2014, by and among Epinex Diagnostics Laboratories, Inc., Epinex Diagnostics, Inc., Medytox Diagnostics, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on August 28, 2014).

10.100**	Agreement for the Retirement as CEO and Release of Any and All Claims by and between Medytox Solutions, Inc. and William G. Forhan, dated August 26, 2014, effective as of September 11, 2014 (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 12, 2014).

10.101**	Amendment to Consulting Agreement, by and between Medytox Solutions, Inc. and Alcimede LLC, dated as of September 11, 2014 (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 12, 2014).

10.102**	Employment Agreement by and between Medytox Solutions, Inc. and Samuel R. Mitchell, dated as of February 4, 2015 (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on February 18, 2015).

10.103**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2011).

10.104**	Amendment to Consulting Agreement, by and between SS International Consulting, Ltd. and Medytox Solutions, Inc., dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.105**	Employment Agreement, dated as of September 9, 2015, between Medytox Solutions, Inc. and Jason P. Adams (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.106**	Amendment to Employment Agreement, dated as of June 16, 2015, between Medytox Solutions, Inc. and Sharon Hollis (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.107	Securities Purchase Agreement, effective September 11, 2015, by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.108	Form of Guaranty Agreement (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.109	Security Agreement, effective September 11, 2015, by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.110	Form of Security Agreement (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.111**	Medytox Solutions, Inc. 2013 Incentive Compensation Plan, filed as Exhibit 4.1 to Medytox’s Registration Statement on Form S-8 filed with the SEC on December 23, 2013 and incorporated by reference herein.

10.112**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-210909) filed with the SEC on April 25, 2016).

10.113**	Consulting Agreement, dated August 1, 2015, between Medytox Solutions, Inc. and Monarch Capital, LLC (incorporated by reference to Exhibit 10.112 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 17, 2016).

10.114	Prepaid Forward Purchase Agreement, dated as of March 31, 2016, by and between Racine FundingCo., LLC and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (incorporated by reference to Exhibit 10.114 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 7, 2016).

10.115	Form of Exchange Agreement, dated July 11, 2016 (incorporated by reference to Exhibit 10.115 of the Company’s Registration Statement on Form S-1 (File No. 333-211515) filed with the SEC on July 12, 2016).

10.116	Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.116 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

10.117	Form of Note in connection with the Securities Purchase Agreement (incorporated by reference to Exhibit 10.117 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

10.118	Stock Purchase Agreement, dated as of September 29, 2016, by and among Genomas, Inc., the Sellers set forth in Schedule D thereto, Medytox Diagnostics, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.119 of the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2016).

10.119**	Executive Transition and Separation Agreement and General Release, dated September 28, 2016, between Rennova Health, Inc. and Jason Adams (incorporated by reference to Exhibit 10.120 of the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2016).

10.120	Form of Share Redemption Agreement (incorporated by reference to Exhibit 10.120 of the Company’s Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 16, 2016).

10.121	Asset Purchase Agreement, dated as of October 26, 2016, by and among Pioneer Health Services of Oneida LLC, Pioneer Health Services of Oneida Real Estate LLC, and Rennova Health, Inc. as amended by Amendment No. 1 to the Asset Purchase Agreement, dated as of December 31, 2016, and as further amended by Amendment No. 2 to the Asset Purchase Agreement, dated as of January 6, 2017 (incorporated by reference to Exhibit 10.121 of the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2017).

10.122	Securities Purchase Agreement, dated January 29, 2017, between Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.122 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2017).

10.123	Original Issue Discount Convertible Debenture due May 2, 2017 (incorporated by reference to Exhibit 10.123 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).

10.124	Subsidiary Guarantee between the subsidiaries of the Company party thereto and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.125 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).

10.125	Securities Purchase Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.126 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.126	Form of Senior Secured Original Issue Discount Convertible Debenture (incorporated by reference to Exhibit 10.127 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.127	Form of Security Agreement (incorporated by reference to Exhibit 10.129 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.128	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.130 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.129	Exchange Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.131 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.130	Side Letter, dated March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.138 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.131	Security Agreement, dated as of March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.139 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.132	Guaranty Agreement, dated as of March 20, 2017, by Rennova Health, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.140 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.133	Intercreditor Agreement, dated as of March 20, 2017, between Sabby Management, LLC, as Agent, and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.141 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.134	Services Agreement, dated as of March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.142 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.135	Securities Purchase Agreement, dated as of June 2, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.135 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).

10.136	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.136 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).

10.137	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.138 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).

10.138	Securities Purchase Agreement, dated as of June 21, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.139 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).

10.139	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.140 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).

10.140	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.142 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).

10.141	Amendment, dated July 10, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.143 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2017).

10.142	Securities Purchase Agreement, dated as of July 16, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.144 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).

10.143	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.145 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).

10.144	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.147 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).

10.145	Form of Rennova Health, Inc. 2007 Incentive Award Plan Grant Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2017).

10.146	Securities Purchase Agreement, dated as of August 31, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.147 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).

10.147	Form of Senior Secured Original Issue Discount Convertible Debenture (incorporated by reference to Exhibit 10.148 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).

10.148	Form of Exchange Agreement, dated as of August 31, 2017, between Rennova Health, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.150 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).

10.149	Subsidiary Guarantee, dated as of September 19, 2017, by the Subsidiary Guarantors party thereto, in favor of the Purchasers (incorporated by reference to Exhibit 10.156 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

10.150	Consent, dated as of September 19, 2017, by TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.157 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

10.151	Amendment, dated as of October 16, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.158 of the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2017).

10.152	Second Amendment, dated as of October 19, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.159 of the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2017).

10.153	Form of Exchange Agreement, dated as of October 30, 2017, between Rennova Health, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.160 of the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2017).

10.154	Securities Purchase Agreement, dated as of October 30, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.161 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017).

10.155	Asset Purchase Agreement, dated as January 31, 2018, by and among HMA Fentress County General Hospital, LLC, Jamestown HMA Physician Management, LLC, Jamestown TN Medical Center, Inc., CHS/Community Health Systems, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.162 of the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2018).

10.156	Common Stock Purchase Agreement, dated as of February 14, 2018, by and among Rennova Health, Inc. and the purchasers named on the signature pages thereto (incorporated by reference to Exhibit 10.163 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018).

10.157	Form of Additional Issuance Agreement, dated as of March 5, 2018 (incorporated by reference to Exhibit 10.164 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2018).

10.158	Amendment to Prepaid Forward Purchase Agreement, dated as of March 24, 2017, between Racine FundingCo, LLC, on the one hand, and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC, on the other hand, and Christopher Diamantis, as Guarantor (incorporated by reference to Exhibit 10.165 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2018).

10.159	Second Amendment to Prepaid Forward Purchase Agreement, dated as of March 30, 2018, between Racine FundingCo, LLC, on the one hand, and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC, on the other hand, and Christopher Diamantis, as Guarantor (incorporated by reference to Exhibit 10.166 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2018).

21	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the SEC on April 24, 2018).

31.1	Section 302 Certification of the Chief Executive Officer and Interim Chief Financial Officer (2)

32.1	Section 906 Certification of the Chief Executive Officer and Interim Chief Financial Officer (3)

101.INS	XBRL Instance Document. (4)

101.SCH	XBRL Taxonomy Extension Schema Document. (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (4)

(1)	The exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Rennova Health, Inc. will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

(2)	Filed herewith

(3)	Furnished herewith

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on April 24, 2018 and incorporated herein by reference.

**	Management contract for compensatory plan or arrangement.

