Form 10-Q
period 2018-03-31
Rennova Health, Inc.
filed 2018-06-19
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of June 18, 2018, the registrant had 1,110,232,133 shares of its Common Stock, $0.01 par value, outstanding.

RENNOVA HEALTH, INC.

FORM 10-Q

March 31, 2018

RENNOVA HEALTH, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$35,096	$-
Accounts receivable, net	1,101,758	971,312
Inventory	251,029	236,914
Prepaid expenses and other current assets	35,350	9,842
Income tax refunds receivable	1,915,343	1,940,845
Current assets of AMSG and HTS classified as held for sale	222,051	226,732
Total current assets	3,560,627	3,385,645

Property and equipment, net	2,362,225	2,695,440
Deposits	193,006	180,875
Non-current assets of AMSG and HTS classified as held for sale	21,912	28,834

Total assets	$6,137,770	$6,290,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related parties of $0.3 and $0.2 million, respectively)	$4,605,123	$4,188,678
Accrued expenses (includes related parties of $0.1 and $0.1 million, respectively)	4,131,767	4,967,405
Income taxes payable	1,968,750	1,971,592
Current portion of notes payable	6,957,830	6,957,830
Current portion of notes payable, related parties	1,068,500	1,128,500
Current portion of capital lease obligations	1,715,727	2,079,137
Current portion of debentures	3,445,841	1,615,693
Current portion of derivative liabilities	152,423,375	12,435,250
Current liabilities of AMSG and HTS classified as held for sale	2,062,992	1,972,854
Total current liabilities	178,379,905	37,316,939

Other liabilities:
Debentures, net current portion	3,794,079	3,752,022

Total liabilities	182,173,984	41,068,961

Redeemable Preferred Stock I-1	5,835,294	5,835,294
Redeemable Preferred Stock I-2	2,036,118	-
Stockholders’ deficit:
Series G preferred stock, $0.01 par value, 14,000 shares authorized, 215 shares issued and outstanding	2	2
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 60 shares issued and outstanding	-	-
Series F preferred stock, $0.01 par value, 1,750,000 shares authorized, 1,750,000 shares issued and outstanding	17,500	17,500
Common stock, $0.01 par value, 3,000,000,000 shares authorized, 499,992,133 and 19,750,844 shares issued and outstanding	4,999,922	197,508
Additional paid-in-capital	126,619,959	128,351,954
Accumulated deficit	(315,545,009)	(169,180,425)
Total stockholders’ deficit	(183,907,626)	(40,613,461)
Total liabilities and stockholders’ deficit	$6,137,770	$6,290,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net revenues	$1,601,661	$684,265

Operating expenses:
Direct costs of revenue	2,089,366	244,831
General and administrative	2,892,019	3,316,448
Sales and marketing expenses	(1,215)	252,314
Depreciation and amortization	333,515	426,929
Total operating expenses	5,313,685	4,240,522

Loss from continuing operations before other income (expense) and income taxes	(3,712,024)	(3,556,257)

Other income (expense):
Other income	11,969	-
Change in fair value of derivative instruments	(139,779,232)	563,617
Interest expense	(3,307,014)	(45,642,525)
Total other income (expense), net	(143,074,277)	(45,078,908)

Net loss from continuing operations before income taxes	(146,786,301)	(48,635,165)

Provision for income taxes	76	3,250

Net loss from continuing operations	(146,786,377)	(48,638,415)

Net income (loss) from discontinued operations	421,793	(1,066,292)

Net loss	(146,364,584)	(49,704,707)

Net loss to common shareholders	$(146,364,584)	$(49,704,707)

Net loss per common share:
Basic and diluted: continuing operations	$(0.66)	$(0.66)

Basic and diluted: discontinued operations	-	(0.01)

Total Basic and diluted	$(0.66)	$(0.67)
Weighted average number of common shares outstanding during the period:
Basic and diluted	221,942,501	73,464,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2018 (unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2017 -Post Split	1,750,275	$17,502	19,750,844	$197,508	$128,351,954	$(169,180,425)	$(40,613,461)
Common stock issued in cashless exercise of warrants	-	-	75,600,000	756,000	(756,000)	-	0
Conversion of debentures into common stock	-	-	333,310,452	3,333,105	(276,431)	-	3,056,674
Stock-based compensation	-	-	-	-	24,196	-	24,196
Restricted stock issued to employees	-	-	71,333,331	713,333	(72,223)	-	641,110
Shares returned to treasury	-	-	(2,494)	(25)	25	-	0
Beneficial conversion feature of Series 1-2 preferred stock	-	-	-	-	(651,562)	-	(651,562)
Net loss	-	-	-	-	-	(146,364,584)	(146,364,584)
Balance at March 31, 2018	1,750,275	$17,502	499,992,133	$4,999,922	$126,619,959	$(315,545,009)	$(183,907,627)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss from continuing operations	$(146,786,377)	$(48,638,415)
Depreciation and amortization	333,515	426,929
Non-cash gain on derivative instruments	-	(571,720)
Stock-based compensation	665,307	35,215
Non-cash interest expense	-	44,074,628
Amortization of debt discount	4,522,329	943,160
Non-cash settlement of debt	-	(50,000)
Change in fair value of derivative instruments	139,779,232	8,102
Income (loss) from discontinued operations	421,793	(1,066,292)
Changes in operating assets and liabilities:
Accounts receivable	(130,449)	115,446
Inventory	(14,115)	-
Prepaid expenses and other current assets	(25,508)	21,964
Security deposits	(12,128)	14,594
Accounts payable	416,445	146,969
Accrued expenses	(835,638)	(957,683)
Income tax assets and liabilities	22,660	(241,997)
Net cash used in operating activities of continuing operations	(1,642,934)	(5,739,099)
Net cash used in discontinued operations	(698,259)	(212,365)
Net cash used in operating activities	(2,341,193)	(5,951,464)

Cash flows from investing activities:
Purchase of property and equipment	(301)	(1,090,922)
Net cash used in investing activities of continuing operations	(301)	(1,090,922)
Net cash provided by (used in) investing activities of discontinued operations	800,000	-
Net cash provided by (used in) investing activities	799,699	(1,090,922)

Cash flows from financing activities:
Proceeds from issuance of related party notes payable and advances	-	3,395,000
Proceeds from issuance of notes payable and debentures	2,000,000	9,892,500
Payments on related party notes payable and advances	(60,000)	(3,430,000)
Payments on notes payable	-	(1,948,111)
Payments on capital lease obligations	(363,410)	(911,042)
Net cash provided by financing activities of continuing operations	1,576,590	6,998,347
Net cash provided by (used in) financing activities of discontinued operations	-	1,331,113
Net cash provided by financing activities	1,576,590	8,329,460

Net increase in cash	35,096	1,287,074

Cash at beginning of period	-	77,979

Cash at end of period	$35,096	$1,365,053

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the 2017 audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 24, 2018. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC, and therefore omit or condense certain footnotes and other information normally included in consolidated interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods reported herein. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

During the three months ended March 31, 2018 and 2017, comprehensive loss was equal to the net loss amounts presented in the accompanying condensed consolidated statements of operations. In addition, certain prior year balances have been reclassified to conform to the current presentation.

Based on new FASB rules for revenue recognition that became effective January 1, 2018, bad debts are now treated similar to contractual adjustments and directly reduce sales revenue. In an abundance of caution through the startup period of our Oneida hospital the Company has reserved a bad debt number of $591,323, which, when set against sales revenues of $2,191,983 means the Company is reporting net revenues for the first quarter of 2018 of $1.6 million. The Company will continue to review its provision for bad debt.

Reclassification

The Company has reclassified certain amounts in the 2017 condensed consolidated financial statements to be consistent with the 2018 presentation. These principally relate to classification of certain revenues, cost of revenues and related segment data, as well as balance sheet classifications to assets and liabilities held for sale. Reclassifications relating to the discontinued operations of AMSG and HTS are described further in Note 15. The reclassifications had no impact on operations or cash flows for the three months ended March 31, 2017. The Company also reclassified derivative liability previously reported in 2017 as long term to current liability.

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

The par value and other terms of the common stock were not affected by the Reverse Stock Splits. The authorized capital of the Company of 3,000,000,000 shares of common stock and 5,000,000 shares of preferred stock were also unaffected by the Reverse Stock Splits. On May 9, 2018, the Company amended its Certificate of Incorporation to increase its authorized common stock to 3,000,000,000 shares (see note 17).

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

Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has recently accumulated significant losses and has negative cash flows from operations, and at March 31, 2018, had a working capital deficit of $174.8 million and a stockholders’ deficit of $183.9 million. In addition, the Company’s cash position as of the date of this report is critically deficient, critical payments, including capital lease obligations are not being made in the ordinary course of business and certain indebtedness, including accrued interest and extension fees, in the amount of $7.8 million matures on May 30, 2018, that the Company does not have the financial resources to satisfy. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

The Company continues to consider efficiencies and is currently using one laboratory for the majority of its toxicology diagnostics thereby reducing the number of employees and associated operating expenses, in order to reduce costs. In addition, the Company received approximately $2 million in cash from the issuances of debentures during the first quarter of 2018 (see Note 6).

In July 2017, the Company announced that it plans to spin off its Advanced Molecular Services Group (“AMSG”) and in the third quarter of 2017, the Company’s Board of Directors voted unanimously to spin off Health Technology Solutions, Inc., a wholly-owned subsidiary (“HTS”), as independent publicly traded companies by way of tax-free distributions to its shareholders. Completion of these spinoffs is expected to occur during the second half of 2018. Our Board of Directors is currently considering if AMSG and HTS would be better as one combined spinoff instead of two. The spin offs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission and consents, including under various funding agreements previously entered into by the Company. The intent of the spinoffs of AMSG and HTS is to create three (or two) public companies, each of which can focus on its own strengths and operational plans. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company has reflected amounts relating to AMSG and HTS as disposal groups classified as held for sale and included as part of discontinued operations. AMSG and HTS are no longer included in the segment reporting following the reclassification to discontinued operations. The discontinued operations of AMSG and HTS are described further in Note 15.

The Company also announced that the Big South Fork Medical Center received CMS regional office licensure approval and opened on August 8, 2017. In addition, on January 31, 2018, the Company announced that it had entered into a definitive asset purchase agreement to acquire an acute care hospital in Jamestown, Tennessee known as Tennova Healthcare – Jamestown. The acquisition was completed on June 1, 2018. The Company may amend its current revenue recognition policy and percentage for the hospitals when payments are received to support amended revenue recognition methodologies. Therefore, the Company expects that these hospitals will continue to provide additional revenue and cash flow sources.

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

Recent Events

Asset Purchase Agreement to Acquire Acute Care Hospital

On January 31, 2018, the Company entered into an asset purchase agreement (the “Purchase Agreement”) to acquire certain assets related to an acute care hospital located in Jamestown, Tennessee. The purchase was completed on June 1, 2018. The hospital was acquired by a newly formed subsidiary, Jamestown TN Medical Center, Inc., and is an 85-bed facility of approximately 90,000 square feet on over eight acres of land, which offers a 24-hour Emergency Department with two spacious trauma bays and seven private exam rooms, inpatient and outpatient medical services and a Progressive Care Unit which provides telemetry services. The acquisition also included a separate physician practice which will now operate under Rennova as Mountain View Physician Practice, Inc.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Net annual revenues in recent years have been approximately $15 million with government payers including Medicare and Medicaid accounting for in excess of 60% of the payor mix. Rennova does not expect this payer mix to change significantly in the near future. The hospital was acquired for approximately $635,000 from Community Health Systems, Inc. Diligence, legal and other costs associated with the acquisition are estimated to be approximately $500,000 meaning the total cost of acquisition to the Company is approximately $1,100,000.

Jamestown is located 38 miles from the Company’s existing hospital, the Big South Fork Medical Center, which is located in Oneida, Tennessee.

Proposals Submitted to Stockholders

On May 9, 2018, the Company held a Special Meeting of Stockholders to (1) approve an amendment to the Company’s Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 500,000,000 to 3,000,000,000 shares, (2) approve the Company’s new 2018 Incentive Award Plan, and (3) authorize an adjournment of the Special Meeting if necessary.

Proposal 1 was approved while proposal 2 was rejected. Proposal 3 was not voted on.

Accounts Receivable Financing

As previously announced, on March 31, 2016 the Company entered into an agreement to sell certain of its accounts receivable. The agreement was originally scheduled to mature on March 31, 2017, which date was extended to March 31, 2018 by an amendment on March 24, 2017. On April 2, 2018, the Company, the purchaser and Christopher Diamantis, a Director of the Company, as guarantor, entered into a second amendment to extend further the Company’s obligation to May 30, 2018. In connection with this further extension, the purchaser received a fee of $100,000. As of May 30, 2018, the Company has not made a payment under this agreement and the full balance is now payable.

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

On February 9, 2018, holders of the Company’s Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019 exercised their right for the first time under exchange agreements (the “Exchange Agreements”) entered into with the Company by electing to exchange an aggregate of $1,384,556 principal amount of such Debentures and the Company issued an aggregate 1,730.7 shares of its Series I-2 Convertible Preferred Stock.

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

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Note 2 – Accounts Receivable

Accounts receivable at March 31, 2018 (unaudited) and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Accounts receivable - laboratory services	$1,302,579	$1,478,451
Accounts receivable – hospital	11,783,802	8,593,747
Total accounts receivable	13,086,381	10,072,198
Less:
Allowance for discounts - laboratory services	(1,150,800)	(1,177,054)
Allowance for discounts - hospital	(9,307,852)	(6,936,429)
Allowance for bad debts	(1,525,972)	(987,403)
Accounts receivable, net	$1,101,758	$971,312

Note 3 – Property and Equipment

Property and equipment at March 31, 2018 (unaudited) and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Medical equipment	$713,799	$696,195
Building	1,359,484	1,359,472
Equipment	437,029	476,548
Equipment under capital leases	4,686,736	4,686,736
Furniture	232,495	222,824
Leasehold improvements	1,303,131	1,303,131
Vehicles	196,534	196,534
Computer equipment	221,237	226,441
Software	333,853	631,033
	9,484,297	9,798,914
Less accumulated depreciation	(7,122,072)	(7,103,474)
Property and equipment, net	$2,362,225	$2,695,440

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

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Depreciation expense on property and equipment was $0.3 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. Management periodically reviews the valuation of long-lived assets, including property and equipment, for potential impairment. Management did not recognize any impairment of these assets during the three months ended March 31, 2018 and 2017

Note 4 – Accrued Expenses

Accrued expenses at March 31, 2018 (unaudited) and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Commissions payable	$13,345	$24,470
Accrued payroll and related liabilities	1,419,779	897,088
Accrued interest	1,402,498	2,636,057
Other accrued expenses	1,296,146	1,409,790
Total accrued expenses	$4,131,767	$4,967,405

Note 5 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At March 31, 2018 (unaudited) and December 31, 2017, notes payable consisted of the following:

Notes Payable – Third Parties

	March 31, 2018	December 31, 2017
Loan payable under prepaid forward purchase contract	$5,000,000	$5,000,000

Loan payable to TCA Global Master Fund, LP (“TCA”) in the original principal amount of $3 million at 16% interest (the “TCA Debenture”). Principal and interest payments due in various installments through December 31, 2017.	1,616,218	1,616,218

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the “Tegal Notes”). Prinicpal and interest payments are due annually from July 12, 2015 through July 12, 2017	341,612	341,612
	6,957,830	6,957,830
Less current portion	(6,957,830)	(6,957,830)
Notes payable - third parties, net of current portion	$-	$-

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

Christopher Diamantis, a director of the Company, guaranteed the Company’s obligation. On March 24, 2017, the Company, the counterparty and Mr. Diamantis, as guarantor, entered into an amendment to extend the Company’s obligation to March 31, 2018. Also, what the counterparty is to receive was amended to equal (a) the $5,000,000 purchase price plus a 20% per annum investment return thereon, plus (b) $500,000, plus (c) the product of (i) the proceeds received from the accounts receivable, minus the amount set forth in clauses (a) and (b), multiplied by 40%. In connection with this extension, the counterparty received a fee of $1,000,000. On April 2, 2018, the Company, the counterparty and Mr. Diamantis, as guarantor, entered into a second amendment to extend further the Company’s obligation to May 30, 2018. In connection with this further extension, the counterparty received a fee of $100,000. To date, the Company has not recovered any payments against the accounts recievable.

The Company did not make the required monthly principal and interest payments due under the TCA Debenture for the period from October 2016 through March 2017. On February 2, 2017, the Company made a payment to TCA in the amount of $0.4 million which was applied to accrued and unpaid interest and fees, including default interest, as of the date of payment. On March 21, 2017, the Company made a payment to TCA in the amount of $0.75 million, of which approximately $0.1 million was applied to accrued and unpaid interest and fees in accordance with the terms of the TCA Debenture. Also on March 21, 2017, the Company entered into a letter agreement with TCA, which (i) waived any payment defaults through March 21, 2017; (ii) provided for the $0.75 million payment discussed above; (iii) set forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million was to be repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provided for payment of an additional service fee in the amount of $150,000, which was due on June 27, 2017, the day after the effective date of the registration statement filed by the Company; which amount is reflected in accrued expenses in the accompanying condensed consolidated balance sheet at December 31, 2017. In addition, TCA entered into an inter-creditor agreement with the purchasers of the convertible debentures (see Note 6) which sets forth rights, preferences and priorities with respect to the security interests in the Company’s assets. On September 19, 2017, the Company entered into a new agreement with TCA, which extended the repayment schedule through December 31,2017. The debt to TCA remains outstanding and the parties are currently working to amend the Note to extend the maturity.

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

The Company did not make the principal payments under the Tegal Notes that were due on July 12, 2016. On November 3, 2016, the Company received a default notice from the holders of the Tegal Notes demanding immediate repayment of the outstanding principal and accrued interest aggregating to $0.4 million. On December 7, 2016, the Company received a breach of contract complaint with a request for entry of a default judgment (see Note 12). To date, the Company has yet to repay this amount.

Notes Payable – Related Parties

	March 31, 2018	December 31, 2017
Loan payable to Alcimede LLC, bearing interest at 6% per annum, with all principal and interest due on August 2, 2018	$168,500	$168,500

Loan Payable to Christopher Diamantis	900,000	960,000
	1,068,500	1,068,500
Less current portion	(1,068,500)	(1,068,500)
Total notes payable - related parties, net of current portion	$0	$0

On February 3, 2015, the Company borrowed $3.0 million from Alcimede LLC (“Alcimede”). Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede. The note has an interest rate of 6% and was originally due on February 2, 2016. Alcimede later agreed to extend the maturity date of the loan to August 2, 2017. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase 66,667 shares of the Company’s common stock at an exercise price of $37.50 per share, and the loan outstanding was reduced in satisfaction of the aggregate exercise price of $2.5 million. In August of 2016, $0.3 million was repaid by the Company through the issuance of shares of common stock. In March of 2017, the Company and Mr. Lagan agreed that a payment made to Alcimede in the amount of $50,000 would be deducted from the outstanding balance of the note. On August 2, 2017, the Company and Alcimede agreed to further extend the maturity date of the loan to August 2, 2018. The remaining balance due on this loan as of March 31, 2018 was $168,500, including accrued interest.

Note 6 – Debentures

The carrying amount of all outstanding debentures as of March 31, 2018 (unaudited), and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
Debentures	$15,758,851	$17,720,082
Discount on Debentures	(8,424,756)	(12,127,634)
Deferred financing fees	(94,175)	(224,733)
	7,239,921	5,367,715
Less current portion	(3,445,841)	(1,615,693)
Debentures	$3,794,079	$3,752,022

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Payment on all outstanding debentures as of March 31, 2018 are due as follows:

Period ended December 31,
2018	$5,647,271
2019	$10,111,580
$15,758,851

February 2017 Offering

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

March 2017 Offerings

On March 21, 2017, the Company issued $10.85 million aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due March 21, 2019 (the “Convertible Debentures”). The Company received net proceeds from this transaction in the approximate amount of $8.4 million. The Company used $3.8 million of the net proceeds to repay the 2017 Diamantis Note (see Note 7) and $0.75 million of the net proceeds to make the partial repayment on the TCA Debenture. The remainder of the net proceeds were used for general corporate purposes. In conjunction with the issuance of the Convertible Debentures, the holder of the February Debentures exchanged these debentures for $2.5 million of new debentures (the “Exchange Debentures” and, collectively with the Convertible Debentures, the “March Debentures”) on the same terms as, and pari passu with, the Convertible Debentures and warrants. The Company recorded non-cash interest expense in the amount of $0.4 million as a result of this exchange. Additionally, the holders of an aggregate of $2.2 million stated value of the Company’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) exchanged such preferred stock into $2.7 million principal amount of Exchange Debentures and warrants. The March Debentures contain a 24% original issue discount, have no regularly scheduled interest payments except in the event of a default and have a maturity date of March 21, 2019.

In connection with the March Debentures the Company issued warrants to purchase shares of the Company’s common stock to several accredited investors. At March 31, 2018, these warrants were exercisable into an aggregate of 13,823,699,256 shares of common stock. The warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C Warrants (collectively, the “March Warrants”). At March 31, 2018, the Series A Warrants are exercisable for 4,949,270,368 shares of the Company’s common stock. They are immediately exercisable and have a term of exercise equal to five years. At March 31, 2018, the Series B Warrants are exercisable for 3,925,158,519 shares of the Company’s common stock and are exercisable for a period of 18 months commencing immediately. The Series C Warrants are exercisable for 4,949,270,368 shares of the Company’s common stock and have a term of five years provided such warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. At March 31, 2018, the Series A, Series B and Series C Warrants each have an exercise price of $0.0038 per share, which reflects adjustments pursuant to their terms. The Series A, Series B and Series C Warrants are subject to “full ratchet” and other customary anti-dilution protections.

The March Debentures are convertible into shares of the Company’s common stock, at a conversion price which has been adjusted pursuant to the terms of the March Debentures to $0.0038 per share as of March 31, 2018, due to prices at which the Company has subsequently issued shares of common stock. The Convertible Debentures began to amortize monthly commencing on the 90th day following the closing date. The Exchange Debentures began to amortize monthly on the closing date. On each monthly amortization date, the Company may elect to repay 5% of the original principal amount of the March Debentures in cash or, in lieu thereof, the conversion price of such debentures will thereafter be 85% of the volume weighted average price at the time of conversion. In the event the Company does not elect to pay such amortization amounts in cash, each investor, in their sole discretion, may increase the conversion amount subject to the alternative conversion price by up to four times the amortization amount. The March Debentures contain customary affirmative and negative covenants. The conversion prices are subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary anti-dilution protections as more fully described in the debentures.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On October 30, 2017, the Company agreed to amend the March Debentures and March Warrants to remove the floor in the anti-dilution provisions therein. The conversion price of the March Debentures and the exercise price of the March Warrants as of March 31, 2018 stated above reflect the amendment as well as other adjustments for dilutive issuances, which triggered the down round provisions in the March Debentures and March Warrants. The March Debentures are secured by all of the Company’s assets and are guaranteed by substantially all of the Company’s subsidiaries. Between March 22, 2017 and March 31, 2018, holders of the March Debentures converted an aggregate of $10,362,989 of these debentures into 359,281,017 shares of common stock.

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

June 2017 Offerings

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

July 2017 Offerings

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

September 2017 Offerings

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

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The September Debentures contain customary affirmative and negative covenants. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the debentures. The September Debentures may be converted at any time into shares of the Company’s common stock. Originally, the September Debentures begin to amortize monthly commencing on October 1, 2017, and for the first three amortization dates, the amortization amount was $100,000. On October 19, 2017, the September Debentures were amended so that they began to amortize immediately. On each monthly amortization date, the Company may elect to repay 5% of the original principal amount of September Debentures in cash or, in lieu thereof, the conversion price of such September Debentures shall thereafter be 85% of the volume weighted average price at the time of conversion, but not less than the floor of $0.78 per share. In the event the Company does not elect to pay such amortization amounts in cash, each investor, in their sole discretion, may increase the conversion amount subject to the alternative conversion price by up to four times the amortization amount. On October 30, 2017, the Company entered into exchange agreements with the holders of the September Debentures to provide that the holders may, from time to time, exchange their September Debentures for shares of a newly-authorized Series I-2 Convertible Preferred Stock of the Company (the “Series I-2 Preferred Stock”), which is more fully discussed in Note 9. On February 8, 2018, $1,384,556 of the September Debentures were exchanged for 1,730.1 shares of Series I-2 Preferred Stock as more fully discussed in Note 9.

At March 31, 2018, the Series A Warrants are exercisable for an aggregate of 11,559,195 shares of the Company’s common stock. They are immediately exercisable and have a term of exercise equal to five years. The Series B Warrants are exercisable for an aggregate of 11,559,195 shares of the Company’s common stock and are exercisable for a period of 18 months commencing immediately. At March 31, 2018, the Series C Warrants are exercisable for an aggregate of 11,559,195 shares of the Company’s common stock, and have a term of five years provided such Series C Warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. The September Warrants have a fixed exercise price, subject to a floor of $0.78 per share. At December 31, 2017, the exercise price was $0.78 per share, which reflects adjustments made pursuant to their terms due to the down round provisions in the September Warrants. The September Warrants are subject to “full ratchet” and other customary anti-dilution protections.

The Company’s obligations under the September Debentures are secured by a security interest in all of the Company’s and its subsidiaries’ assets, pursuant to the terms of the Security Agreement, dated as of March 20, 2017.

During the year ended December 31, 2017, the Company realized approximately $15.7 million in proceeds from the issuances of these debentures and warrants. At December 31, 2017, the unamortized discounts were $16.4 million. These discounts represent original issue discounts, the relative fair value of the warrants issued with the debentures and the relative fair value of the beneficial conversion features of the debentures. During the three and nine months ended December 31, 2017, the Company recorded approximately $4.8 million and approximately $14.7 million of non-cash interest and amortization of debt discount expense primarily in connection with the debentures and warrants. See Note 9 for summarized information related to warrants issued and the activity during the twelve months ended December 31, 2017

March 2018 Offering

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

See Note 10 for summarized information related to warrants issued and the activity during the three months ended March 31, 2018 and 2017.

See Note 10 for a discussion of the dilutive effect of the outstanding debentures and warrants as of March 31, 2018.

Note 7 – Related Party Transactions

In addition to the transactions discussed in Note 5, the Company had the following related party transactions during the three months ended March 31, 2018 and 2017:

In January and February of 2017, the Company received advances aggregating $3.6 million from Christopher Diamantis, a director of the Company. The advances, along with $0.5 million of previously accrued but unpaid interest, were due on demand, bearing interest at 10% per annum. The Company used the advances to pay the purchase price for the Hospital Assets and for general corporate purposes. On March 7, 2017, the Company issued a promissory note to Mr. Diamantis in the amount of $0.5 million (the “2017 Diamantis Note”) in connection with these advances received in 2017, plus accrued and unpaid interest of $0.5 million. In conjunction with the issuance of the 2017 Diamantis Note, the Company also issued to Mr. Diamantis warrants to purchase 27,667 shares of the Company’s common stock, exercisable at $15.00. the 2017 Diamantis Note was repaid on March 21, 2017 with the proceeds received from the issuance of the Convertible Debentures (see Note 6).

Alcimede billed the Company $0.1 million for consulting fees pursuant to a consulting agreement for each of the three months ended March 31, 2018 and 2017, respectively.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Monarch Capital, LLC (“Monarch”) billed the Company for consulting fees pursuant to a consulting agreement in the amount of $0.1 million for the three months ended March 31, 2017. The agreement expired on August 31, 2017. Michael Goldberg, a director of the Company up until his resignation effective April 24, 2017, is the Managing Director of Monarch.

Note 8 – Capital Lease Obligations

The Company leases various assets under capital leases expiring through 2020 as follows. At March 31, 2018 (unaudited) and December 31, 2017, capital lease obligations consisted of the following:

	March 31, 2018	December 31, 2017
Medical equipment	$4,686,736	$4,686,736
Less accumulated depreciation	(4,010,259)	(3,842,443)

Net	$676,477	$844,293

During the fourth quarter of 2016, the Company did not meet its payment obligations under two of its capital lease agreements, which comprise substantially all of the Company’s aggregate capital lease obligations. In December 2016, the two counterparties to these lease agreements filed separate lawsuits against the Company and in January of 2017 default judgments were issued against the Company in the aggregate amount of $3.5 million, which includes default interest, late fees, penalties and other fees (see Note 12). As a result, the Company recognized additional interest expense of $0.6 million to recognize the additional obligations under these leases. As of March 31, 2018 the Company did not meet its obligations under these two capital leases, therefore, the aggregate future minimum rentals under capital leases are deemed to be current.

Note 9 – Redeemable Preferred Stock

The Company has 5,000,000 authorized shares of Preferred Stock at a par value of $0.01. Issuances of the Company’s Preferred Stock included as part of stockholders’ deficit are discussed in Note 10. The following is a summary of the issuances of the Company’s Redeemable Preferred Stock.

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

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 10 – Stockholders’ Deficit

Preferred Stock

The Company has 5,000,000 shares, par value $0.01, of preferred stock authorized. As of March 31, 2018, the Company had outstanding shares of preferred stock consisting of shares of its Series I-1 Preferred Stock, shares of Series I-2 Preferred Stock, 215 shares of its Series G Preferred Stock, 60 shares of its Series H Preferred Stock and 1,750,000 shares of its Series F Convertible Preferred Stock.

The rights of Preferred F, G, H, I-1 and I-2 shares are disclosed in the 2017 10K. There are no changes in these rights.

Common Stock

The Company had 499,992,133 and 19,750,844 shares of common stock issued and outstanding at March 31, 2018 and December 31, 2017, respectively. The Company issued 480,249,156 shares of its common stock during the three months ended March 31, 2018 as follows:

During the three months ended March 31, 2018, the Company issued an aggregate of 333,315,823 shares of its common stock upon conversion of $3.1 million of the principal amount of the March 2017 Debentures.

During the three months ended March 31, 2018, the Company issued 75,600,000 shares of common stock upon exercise of 119,746,776 March 2017 Series B Warrants, on a cashless basis.

During the three months ended March 31, 2018 the Company issued an aggregate of 71,333,333 shares of restricted stock as described below.

Restricted Stock

On August 14, 2017, the Board of Directors, based on the recommendation of the Compensation Committee of the Board and in accordance with the provisions of the 2007 Equity Plan, approved grants to employees and directors of the Company of an aggregate of 181,933 shares of restricted common stock of the Company. The grants fully vest on the first anniversary of the date of grant, subject to the grantee’s continued status as an employee or director, as the case may be, on the vesting date. During the three months ended March 31, 2018, 2,493 shares of the restricted stock were forfeited by their terms and returned to treasury.

On March 6, 2018, the Company issued an aggregate of 71,333,333 shares of restricted stock to employees and directors, based upon the recommendation of the Compensation Committee of the Board. The grants fully vested immediately. The Company recognized stock-based compensation in the amount of $477,933 for the grant of such restricted stock based on a valuation of $.0067 per share.

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2018:

	Number of options	Weighted- average exercise price	Weighted- average contractual term (Yrs.)
Outstanding at December 31, 2017	38,478	$2,072.75	8.33
Granted	-	-
Expired	-	-
Forfeit		-
Exercised	-	-
Outstanding at March 31, 2018	38,478	$2,072.75	8.33
Exercisable at March 31, 2018	32,922	$2,373.16

As of March 31, 2018, the Company had approximately $0.1 million of unrecognized compensation cost related to stock options granted under the Company’s 2007 Equity Plan, which is expected to be recognized over a weighted-average period of 0.94 years.

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock. The following summarizes the information related to warrants issued and the activity during the three months ended March 31, 2018:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2017	2,176,403,218	$0.0444
Warrants issued during the period	-	$-
Increases due to dilution	13,411,976,939	$-
Warrants exercised during the period	(119,746,776)	$0.0038
Warrants expired during the period	-	$-
Balance at March 31, 2018	15,468,633,381	$0.0062

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Basic and Diluted Loss per Share

Basic loss per share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For the three months ended March 31, 2018 and 2017, basic loss per share is the same as diluted loss per share.

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2018 and 2017, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	As of March 31,
	2018	2017
Warrants	15,468,633,381	30,595,665
Convertible preferred stock	893,098,291	595,556
Convertible debt	781,485,502	10,007,141
Stock options	38,478	709,025
	17,143,255,652	41,907,387

Note 11 – Supplemental Disclosure of Cash Flow Information

The supplemental cash flow information for the three months ended March 31, 2018 and 2017 (unaudited) is as follows:

	Three Months Ended March 31,
	2018	2017
Cash paid for interest	$24,791	$881,457
Cash paid for income taxes	$-	$296,313

Non-cash investing and financing activities:
Exchange of I-2 preferred stock for convertible debentures	$1,384,556	$2,695,760
Exchange of convertible debentures for convertible debentures and warrants	$-	$2,464,500
Note payable and warrants settled through issuance of common stock	$-	$440,000
Debentures converted into common stock	$3,056,675	$486,032
Conversions of preferred stock into common stock	$-	$6,280,000
Common stock issued in cashless excercise of warrants	$756,000	$-

Note 12 – Commitments and Contingencies

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

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. On January 25, 2017, the Company paid the DOR $250,000 as partial payment on this liability, and in February 2017 the Company entered into a Stipulation Agreement with the DOR which allows the Company to make monthly installment payments of $35,000 until February 2018 and negotiate a new payment agreement then, if the balance of $0.3 million cannot be satisfied in a lump sum. If at any time during the Stipulation period the Company fails to timely file any required tax returns with the DOR or does not meet the payment obligations under the Stipulation Agreement, the entire amount due will be accelerated. The Company has managed to pay some but not all of the required payments and $0.5 million remains outstanding to the DOR at March 31, 2018.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra (see Note 8). On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. In January and February of 2017, the Company made payments to Tetra in connection with this judgment aggregating to $0.7 million, and on February 15, 2017, the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due will be paid in 24 equal monthly installments. Payments commenced on May 1, 2017 and a total of $1.1 million remains outstanding to Tetra at March 31, 2018. The Company and Tetra have agreed to dispose of certain equipment and proceeds from the sale of surplus equipment have been applied to the outstanding balance.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 8). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due will be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage have now disposed of certain equipment and reduced the balance owed to DeLage. The reduced balance remains outstanding at March 31, 2018.

On December 7, 2016, the holders of the Tegal Notes (see Note 5) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of $0.4 million, including accrued interest. A request for entry of default judgment was filed on January 24, 2017. A judgment was entered against the Company on April 23, 2018. These amounts remain outstanding at March 31, 2018.

In November 2017 a former shareholder of Genomas filed suit against the Company for payment of a $200,000 Note payable by the subsidiary Genomas. This Note is recorded in the financial statements of the subsidiary and is not payable directly from the Company. Other claims were included in the suit which the Company believes to be frivolous and without merit. The Company has filed a motion to dismiss certain of the claims. The Company has made a $100,000 payment and agreed to a schedule of payments to discharge the remaining balance of the Note. The parties have agreed to dismiss the legal action.

The Company and subsidiaries have been party to suits filed by landlords for late payment of rent and have either settled these claims or are in process of agreeing to settlement. The Company does not deem these actions to be material.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 13 – Segment Information

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

The Company’s Decision Support and Informatics segment and its Supportive Software Solutions segment are now included in discontinued operations as they have been classified as held for sale as of March 31, 2018. The accounting policies of the reportable segments are the same as those described in Note 1. Selected financial information for the Company’s operating segments is as follows:

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended March 31,
	2018	2017
Net revenues – External
Clinical Laboratory Operations	$45,586	$684,265
Hospital Operations	1,556,075	-
	$1,601,661	$684,265

(Loss) income from operations
Clinical Laboratory Operations	$(756,083)	$(1,292,275)
Hospital Operations	(1,472,600)	(467,316)
Corporate	(1,483,341)	(1,804,517)
Eliminations	-	7,851
	$(3,712,024)	$(3,556,257)
Depreciation and amortization
Clinical Laboratory Operations	$295,474	$434,468
Hospital Operations	37,728	-
Corporate	314	312
Eliminations	-	(7,851)
	$333,515	$426,929
Capital expenditures
Clinical Laboratory Operations	$-	$(100,382)
Hospital Operations	-	1,090,922
	$-	$990,540

***` Intersegment revenues are eliminated in consolidation.

	March 31, 2018	December 31, 2017
Total assets
Clinical Laboratory Operations	$1,019,946	$1,503,520
Hospital Operations	2,788,059	2,549,504
Corporate	3,510,297	3,436,773
Assets of AMSG and HTS classified as held for sale	243,963	255,566
Eliminations	(1,424,496)	(1,454,570)
	$6,137,769	$6,290,794

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 14 – Recently Issued Accounting Standards

The following table provides a brief description of recently issued accounting standards:

Title and reference	Prescribed Effective Date	Commentary
ASU No. 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory.	Fiscal years beginning after December 15, 2016 and for interim periods therein.	In July 2015, the FASB issued ASU No. 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the measurement of inventory by requiring certain inventory to be subsequently measured at the lower of cost and net realizable value. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016 and for interim periods therein and did not have a significant impact on the Company’s consolidated financial statements upon adoption.

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”	Fiscal years beginning after December 15, 2017 and for interim periods therein.	In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for certain incremental costs of obtaining a contract and costs to fulfill a contract with a customer. Entities have the option of applying either a full retrospective approach to all periods presented or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. The Company has adopted this guidance for this financial statement.

ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40): Disclosure of Uncertainty about an Entity’s Ability to Continue as a Going Concern.	Fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted.	In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40): Disclosure of Uncertainty about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance that establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. Adoption of this new standard did not have a significant impact on the Company’s consolidated financial statements. See Note 1 regarding management’s current disclosures regarding the Company’s ability to continue as a going concern.

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”	Fiscal years beginning on or after December 15, 2016, with early adoption permitted.	In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”	Annual and interim periods within the annual period beginning after December 15, 2018.

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

ASU No. 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815)” (“ASU 2017-11”)	Fiscal years beginning on or after December 15, 2018, with early adoption permitted.	The Company adopted this amendment as of its period ended June 30, 2017 (see Note 1)

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

ASU No. 2017-12, “Derivatives and Hedging (Topic 815)” (“ASU 2017-12”)	For public business entities, the amendments in this ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption permitted in any interim period after issuance of this ASU.	The amendments in ASU 2017-12 (“Update”) provide recognition and presentation guidance for qualifying hedges. The amendments in this Update more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments address specific limitations in current U.S. GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. Thus, the amendments will enable an entity to report more faithfully the economic results of hedging activities for certain fair value and cash flow hedges and will avoid mismatches in earnings by allowing for greater precision when measuring change in fair value of the hedged item for certain fair value hedges. Additionally, by aligning the timing of recognition of hedge results with the earnings effect of the hedged item for cash flow and net investment hedges, and by including the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented, the results of an entity’s hedging program and the cost of executing that program will be more visible to users of financial statements. Additionally, the amendments in this Update should ease the operational burden of applying hedge accounting by allowing more time to prepare hedge documentation and allowing effectiveness assessments to be performed on a qualitative basis after hedge inception. The Company has not yet determined the impact that adoption of ASU 2017-12 will have on its consolidated financial statements.

Note 15 – Discontinued Operations

On July 12, 2017, the Company announced plans to spin off its Advanced Molecular Services Group (“AMSG”) and in the third quarter of 2017 the Company’s Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. Completion of these spinoffs is expected to occur in the second half of 2018. The Board of Directors is currently considering if AMSG and HTS would be better as one combined spinoff instead off two. The spinoffs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission, and consents, including under various funding agreements previously entered into by the Company. A record date to determine those stockholders entitled to receive shares in the spinoffs should be approximately 30 to 60 days prior to the dates of the spinoffs. The strategic goal of the spinoffs is to create three (or two) public companies, each of which can focus on its own strengths and operational plans. In addition, after the spinoffs, each company will provide a distinct and targeted investment opportunity.

The Company has reflected the amounts relating to AMSG and HTS as disposal groups classified as held for sale and included in discontinued operations in the Company’s accompanying consolidated financial statements. Prior to being classified as held for sale, AMSG had been included in the Decision Support and Informatics division, except for the Company’s subsidiary, Alethea Laboratories, Inc., which had been included in the Clinical Laboratories division and HTS had been included in the Company’s Supportive Software Solutions division. The segment disclosures included in our results of operations no longer include amounts relating to AMSG and HTS following the reclassification to discontinued operations except that the inter-company debt from HTS to the Company of $14,461,338 and from AMSG of $7,181,685 has not been separated. The Company hopes to complete the spin off(s) in a manner to permit it to recognize these amounts as investment in the divisions.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the condensed consolidated balance sheets consisted of the following:

AMSG Assets and Liabilities:

	March 31, 2018	December 31, 2017
	(unaudited)	(unaudited)
Cash	$5,314	$9,273
Accounts receivable, net	576	19,022
Prepaid expenses and other current assets	25,477	25,477
Current assets classified as held for sale	$31,367	$53,772

Property and equipment, net	$-	$-
Deposits	-	-
Non-current assets classified as held for sale	$-	$-

Accounts payable (includes related parties)	$674,425	$671,561
Accrued expenses	388,666	375,165
Current portion of notes payable	228,421	249,589
Current liabilities classified as held for sale	$1,291,512	$1,296,315

Non-current liabilities classified as held for sale	$-	$-

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

HTS Assets and Liabilities:

	March 31, 2018	December 31, 2017
	(unaudited)	(unaudited)
Cash	$1,727	$8,281
Accounts receivable, net	166,774	160,715
Prepaid expenses and other current assets	22,183	3,964
Current assets classified as held for sale	$190,684	$172,960

Property and equipment, net	$15,883	$21,078
Deposits	6,029	7,756
Non-current assets classified as held for sale	$21,912	$28,834

Accounts payable (includes related parties)	$500,235	$407,404
Accrued expenses	271,245	269,135
Current liabilities classified as held for sale	$771,480	$676,539

Non-current liabilities classified as held for sale	$-	$-

Consolidated Discontinued Operations Assets and Liabilities:

	March 31, 2018	December 31, 2017
	(unaudited)	(unaudited)
Cash	$7,041	$17,554
Accounts receivable, net	167,350	179,737
Prepaid expenses and other current assets	47,660	29,441
Current assets classified as held for sale	$222,051	$226,732

Property and equipment, net	$15,883	$21,078
Deposits	6,029	7,756
Non-current assets classified as held for sale	$21,912	$28,834

Accounts payable (includes related parties)	$1,174,660	$1,078,965
Accrued expenses	659,911	644,300
Current portion of notes payable	228,421	249,589
Current liabilities classified as held for sale	$2,062,992	$1,972,854

Non-current liabilities classified as held for sale	$-	$-

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Major line items constituting loss from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2018 and 2017 consisted of the following:

AMSG Income (Loss) from Discontinued Operations:

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Revenue from services	$33,685	$176,578
Cost of services	16,138	769
Gross profit	17,547	175,809
Operating expenses	176,202	526,533
Other income/expenses	(800,197)	(2,978)
Income/(Loss) from discontinued operations	$641,542	$(347,746)

HTS Income (Loss) from Discontinued Operations:

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Revenue from services	$355,147	$315,270
Cost of services	34,218	46,704
Gross profit	320,929	268,566
Operating expenses	538,199	987,111
Other income/expenses	2,478	-
Income/(Loss) from discontinued operations	$(219,748)	$(718,545)

Consolidated Income/(Loss) from Discontinued Operations:

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Revenue from services	$388,832	$491,848
Cost of services	50,356	47,473
Gross profit	338,476	444,375
Operating expenses	714,402	1,513,645
Other income (expenses)	(797,719)	(2,978)
Income/(Loss) from discontinued operations	$421,793	$(1,066,292)

Note 16 – Derivative Financial Instruments and Fair Value

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

RENNOVA HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At March 31, 2018 and December 31, 2017, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 and March 31, 2018:

	Level 1	Level 2	Level 3	Total
As of December 31, 2017:
Embedded conversion options	$-	$-	$1,577,025	$1,577,025
Common stock warrants	-	-	10,858,225	10,858,225
Total	$-	$-	$12,435,250	$12,435,250

As of March 31, 2018:
Embedded conversion options	$-	$-	$1,005,188	$1,005,188
Common stock warrants	-	-	151,418,187	151,418,187
Total	$-	$-	$152,423,375	$152,423,375

For the three months ended March 31, 2018, total loss realized on instruments valued using Level 3 valuations was $140.0 million.

The Company utilized the following methods to value its derivative liabilities for the three months ended March 31, 2018: (i) for embedded conversion options valued at $1.0 million, the Company determined the fair value by comparing the discounted conversion price per share (85% of market price) multiplied by the number of shares issuable at the balance sheet date to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability; (ii) for warrants valued at $151.4 million, the Company determined the fair value by using a binomial model and monte carlo simulations; and (iii) for warrants valued at $0.1 million and embedded conversion options valued at $0.2 million, the Company determined the fair value using the Black-Scholes option pricing model. All inputs for the derivative liabilities are observable and, therefore, there is no sensitivity in the valuation to unobservable inputs.

The following table reconciles the changes in the liabilities categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2018:

Balance at December 31, 2017	$12,435,250
Loss on change in fair value included in net loss	139,779,232
Issuance of convertible debt	208,893
Balance at March 31, 2018	$152,423,375

The increase in the fair value of the derivative liabilities is primarily due to the increase in the Company’s quoted trading price from $0.003 on December 31, 2017 to $0.009 on March 31, 2018.   Because the exercise price of a significant portion of the Company’s outstanding warrants are currently exercisable at $0.0038 per share, and subject to further reduction in their exercise price in the event of further issuances at lower than $0.0038 per share, the fair value of the warrants increased significantly during the three months ended March 31, 2018.

Note 17 – Subsequent Events

Common Stock

Outstanding shares as of June 18, 2018: 1,110,232,133

Since the period ended March 31, 2018, the Company has issued 610,240,000 shares of common stock through June 18, 2018 as follows:

The Company has issued 324,000,000 shares of its common stock upon conversion of $1,643,175 of the principal amount of the March 2017 Debentures.

The Company issued 286,240,000 shares of common stock to the holders of 381,405,434 March 2017 Series B warrants that were exercised on a cashless basis.

On May 9, 2018, the Company held a Special Meeting of Stockholders, in part, to approve an amendment to the Company’s Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 500,000,000 to 3,000,000,000 shares. The proposal was approved and on May 9, 2018 the Company filed an amendment to its Certificate of Incorporation to increase its authorized common stock to 3,000,000,000 shares.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”) and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read in conjunction with the audited financial statements contained within the 2017 Form 10-K and with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

Our Services

Our principal line of business historically was clinical laboratory blood and urine testing services, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States, Testing services to rehabilitation facilities represented approximately 5% and 95% of our revenues for the three months ended March 31, 2018 and 2017 respectively, the change caused by the percentage increase in the revenue from hospital operations. Since the opening of our hospital in Oneida, Tennessee in August 2018, our principal line of business has been our hospital operations.

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

On January 31, 2018, the Company entered into an asset purchase agreement (the “Purchase Agreement”) to acquire certain assets related to an acute care hospital located in Jamestown, Tennessee. The purchase was completed on June 1, 2018. The hospital was acquired by a newly-formed subsidiary, Jamestown TN Medical Center, Inc., and is an 85 bed facility of approximately 90,000 square feet on over eight acres of land, which offers a 24-hour Emergency Department with two spacious trauma bays and seven private exam rooms, inpatient and outpatient medical services and a Progressive Care Unit which provides telemetry services. The acquisition also included a separate Physician Practice which will now operate under Rennova as Mountain View Physician Practice, Inc.

Net annual revenues for the hospital in Jamestown in recent years have been approximately $15 million with government payers including Medicare and Medicaid accounting for in excess of 60% of the payor mix. Rennova does not expect this payor mix to change significantly in the near future. The hospital was acquired for approximately $635,000 from Community Health Systems, Inc. Diligence, legal and other costs associated with the acquisition are estimated to be approximately $500,000 meaning the total cost of acquisition to the Company is approximately $1,100,000. Jamestown is located 38 miles from the Company’s existing hospital, the Big South Fork Medical Center, which is located in Oneida, Tennessee.

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

We have identified the policies and significant estimation processes discussed below as critical to our business and to the understanding of our results of operations. For a detailed application of these and other accounting policies, see Notes 1 and 2 to the audited consolidated financial statements as of and for the year ended December 31, 2017 included in the 2017 Form 10-K.

Revenue Recognition

Service revenues are generated from laboratory testing services and hospital revenues.

Laboratory testing services include chemical diagnostic tests such as blood analysis and urine analysis. Laboratory service revenues are recognized at the time the testing services are performed and billed and are reported at their estimated net realizable amounts. Net service revenues are determined utilizing gross service revenues net of contractual adjustments and discounts. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the U.S. have an agreement with a third-party payer such as a commercial insurance provider, Medicaid or Medicare to pay all or a portion of their healthcare expenses; the majority of services provided by us are to patients covered under a third-party payer contract. In most cases, the Company is provided the third-party billing information and seeks payment from the third party in accordance with the terms and conditions of the third-party payer for health service providers like us. Each of these third-party payers may differ not only in terms of rates, but also with respect to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of procedures and judgments that require industry specific healthcare experience and an understanding of payer methods and trends. Despite follow up billing efforts, the Company does not currently anticipate collection of a significant portion of self-pay billings, including the patient responsibility portion of the billing for patients covered by third party payers. The Company currently does not have any capitated agreements.

RENNOVA HEALTH, INC.

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

The hospital ensures that it is probable and will collect substantially all of the consideration to which it is entitled. The hospital has established the transaction price for providing goods or services to a patient through historical cash collection and current data from each identified payer class. This may include the effects of variable consideration such as discounts and price concessions and may be less than the stated contract price, whether applied on a contract-by-contract basis or by using a portfolio approach. The ultimate transaction price reflects explicit price concessions. The hospital has an obligation to provide medically necessary or emergency services regardless of a patient’s intent or ability to pay. In determining collectability, the evaluation is based on experience or the contract portfolio approach with either a specific patient or a class of similar patients.

The Hospital practices the full retrospective approach of all the reporting periods presented under the new standard and discloses any adjustment to prior-period information.

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

RENNOVA HEALTH, INC.

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

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At March 31, 2018 and December 31, 2017, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 and March 31, 2018:

	Level 1	Level 2	Level 3	Total
As of December 31, 2017:
Embedded conversion options	$-	$-	$1,577,025	$1,577,025
Common stock warrants	-	-	10,858,225	10,858,225
Total	$-	$-	$12,435,250	$12,435,250

As of March 31, 2018:
Embedded conversion options	$-	$-	$1,005,188	$1,005,188
Common stock warrants	-	-	151,418,187	151,418,187
Total	$-	$-	$152,423,375	$152,423,375

For the three months ended March 31, 2018, total loss realized on instruments valued using Level 3 valuations was $140.0 million.

The Company utilized the following methods to value its derivative liabilities for the three months ended March 31, 2018: (i) for embedded conversion options valued at $1.0 million, the Company determined the fair value by comparing the discounted conversion price per share (85% of market price) multiplied by the number of shares issuable at the balance sheet date to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability; (ii) for warrants valued at $151.4 million, the Company determined the fair value by using a binomial model and monte carlo simulations; and (iii) for warrants valued at $0.1 million and embedded conversion options valued at 0.2 million, the Company determined the fair value using the Black-Scholes option pricing model. All inputs for the derivative liabilities are observable and, therefore, there is no sensitivity in the valuation to unobservable inputs.

The following table reconciles the changes in the liabilities categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2018:

Balance at December 31, 2017	$12,435,250
Loss on change in fair value included in net loss	139,779,232
Issuance of convertible debt	208,893
Balance at March 31, 2018	$152,423,375

The increase in the fair value of the derivative liabilities is primarily due to the increase in the Company’s quoted trading price from $0.003 on December 31, 2017 to $0.009 on March 31, 2018. Because the exercise price of a significant portion of the Company’s outstanding warrants are currently exercisable at $0.0038 per share, and subject to further reduction in their exercise price in the event of further issuances at lower than $0.0038 per share, the fair value of the warrants increased significantly during the three months ended March 31, 2018.

RENNOVA HEALTH, INC.

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

Three months ended March 31, 2018 compared to three months ended March 31, 2017

The following table summarizes the results of our consolidated continuing operations for the three months ended March 31, 2018 and 2017 (unaudited):

	Three Months Ended March 31,
	2018		2017
	$	%	$	%
Net revenues	$1,601,661	100.0%	$684,265	100.0%
Operating expenses:
Direct costs of revenue	2,089,366	130.4%	244,831	35.8%
General and administrative expenses	2,892,019	180.6%	3,316,448	484.7%
Sales and marketing expenses	(1,215)	-0.1%	252,314	36.9%
Depreciation and amortization	333,515	20.8%	426,929	62.4%
Loss from operations	(3,712,024)	-169.3%	(3,556,257)	-519.7%
Interest expense	(3,307,014)	-206.5%	(45,642,525)	-6670.3%
Change in fair value of derivative instruments	139,779,232	8727.1%	563,617	82.4%
Other income, net	11,969	0.7%	-	0.0%
Income tax expense	76	0.0%	3,250	0.5%
Net loss	$(146,786,377)	437.5%	$(48,638,415)	-7108.1%

Net Revenues

Consolidated net revenues were $1.6 million for the three months ended March 31, 2018, as compared to $0.7 million for the three months ended March 31, 2017, an increase of $0.9 million. The increase is mainly due to the opening of the Oneida Hospital which resulted in net revenues of $1.6 million for the three months ended March 31, 2018. The increase in Hospital revenue was offset by a $0.6 million decrease in Lab revenue for the three months ended March 31, 2018 compared to the same period in 2017.

Direct Cost of Revenue

Direct costs of revenue increased by $1.8 million compared to the three months ended March 31, 2017.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million, or 13%, compared to the same period a year ago.

Sales and Marketing Expenses

There was a decline in sales and marketing expenses of $0.2 million, or 100%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Bad Debt Expense

Bad debt expense for the three months ended March 31, 2018 was $0.6 million, as compared to zero for the three months ended March 31, 2017. The increase is related to allowance for doubtful accounts and allowance billing adjustments by insurance companies.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $0.3 million for the three months ended March 31, 2018 as compared to $0.4 million for the same period a year ago.

Loss from Operations

Our operating loss decreased by $0.2 million for the three months ended March 31, 2018 as compared to same period a year ago.

Interest Expense

Interest expense for the three months ended March 31, 2018 was $2.5 million, as compared to $45.6 million for the three months ended March 31, 2017.

RENNOVA HEALTH, INC.

Other income (expense)

Other income decreased by $0.6 million for the three months ended March 31, 2018 as compared to same period a year ago.

Net Loss

Our net loss increased by $98.1 million, to $146.7 million for the three months ended March 31, 2018, as compared to $48.6 million for the three months ended March 31, 2017. The decrease is due primarily to the revaluation of our derivative liability.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Three Months Ended March 31,
Clinical Laboratory Operations	2018	2017	Change	%

Net revenues	$45,586	$684,265	$(638,679)	-93.3%
Operating expenses:
Direct costs of revenue	20,412	230,459	(210,047)	-91.1%
Bad debt expense		-	-	0.0%
General and administrative expenses	486,998	1,061,914	(574,917)	-54.1%
Sales and marketing expenses	(1,215)	249,699	(250,914)	-100.5%
Depreciation and amortization	295,474	434,468	(138,994)	-32.0%

Loss from operations	$(756,083)	$(1,292,275)	$536,192	41.5%

Key Operating Measures - Revenues:
Insured tests performed	705	5,116	(4,411)	-86.2%
Net revenue per insured test	$64.66	$133.75	$(69.09)	51.7%
Revenue recognition percent of gross billings	13%	13%	0.0%

Key Operating Measures - Direct Costs:
Total samples processed	1,935	6,525	(4,590)	-70.3%
Direct costs per sample	$10.55	$35.32	$(24.77)	-70.1%

The following table presents key financial metrics for our Hospital segment:

	Three Months Ended March 31,
Hospital	2018	2017	Change	%

Net revenues	$1,556,075	$-	$1,556,075	NM
Operating expenses:
Direct costs of revenue	2,068,954	-	2,068,954	NM
General and administrative expenses	921,993	467,316	454,677	NM
Depreciation and amortization	37,728	-	37,728	NM

Loss from operations	$(1,472,600)	$(467,316)	$(1,005,284)	NM

Number of Patients Served	2,598	NM	NM

Key Operating Measures - Net Revenues per patient:	$598.95	NM	NM

Key Operating Measures - Direct Costs of revenue per patient:	$796.36	NM	NM

Our hospital operations began on August 8, 2017.

RENNOVA HEALTH, INC.

The following table presents key financial metrics for our Corporate group:

	Three Months Ended March 31,
Corporate	2018	2017	Change	%

Operating expenses:
General and administrative expenses	$1,483,027	$1,787,218	$(304,191)	-17.0%
Direct costs of revenue	-	14,372	(14,372)	-
Sales and marketing expenses	-	2,615	(2,615)	-
Depreciation and amortization	314	312	2	0.6%

Loss from operations	$(1,483,341)	$(1,804,517)	$321,176	-17.8%

LIQUIDITY AND CAPITAL RESOURCES

For the quarters ended March 31, 2018 and 2017, we have financed our operations primarily from the sale of our equity securities, the issuance of debentures, short-term advances from related parties, and the proceeds we received from pledging certain of our accounts receivable. Future cash needs for working capital, capital expenditures and potential acquisitions will require management to seek additional equity or obtain additional credit facilities. The sale of additional equity will result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

At March 31, 2018, we had $35 thousand in cash on hand from continuing operations, a working capital deficit of $174.8 million and a stockholders’ deficit of $183.9 million. In addition, we incurred a loss from continuing operations of $3.7 million for the quarter ended March 31, 2018. As of the date of this report, our cash position is critically deficient and payments critical to our ability to operate are not being made in the ordinary course. Our fixed operating expenses, including payroll, rent, capital lease payments and other fixed expenses, including the costs required to operate Big South Fork Medical Center, which began operations on August 8, 2017, are approximately $1.5-$2.0 million per month.

On February 9, 2018, the holders exercised their right to exchange a portion of the September Debentures for shares of the Series I-2 Preferred Stock for the first time. On that date, the holders elected to exchange an aggregate of $1,384,556 principal amount of September Debentures and the Company issued an aggregate 1,730.7 shares of its Series I-2 Preferred Stock.

On March 6, 2018, the Company issued 71,333,333 shares of restricted stock to employees and directors, based upon the recommendation of the Compensation Committee of the Board.

During the three months ended March 31, 2018, the Company issued 333,315,823 shares of its common stock upon conversion of $3.1 million of the principal amount of the March 2017 Debentures.

During the three months ended March 31, 2018, the Company issued 75,600,000 shares of common stock to the holders of 119,746,776 March 2017 Series B warrants, that were exercised on a cashless basis.

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

RENNOVA HEALTH, INC.

The following table presents our capital resources as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017	Change

Cash	$35,096	$-	$35,096
Working capital	(174,819,277)	(21,496,044)	(153,323,233)
Total debt, excluding discounts and deferred financing fees	182,173,983	41,068,961	141,105,022
Capital lease obligations	1,715,727	2,079,137	(363,410)
Stockholders' deficit	(183,907,627)	(40,613,461)	(143,294,166)

The following table presents the major sources and uses of cash for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change

Cash used in operations	$(2,341,193)	$(5,951,464)	$3,610,271
Cash provided by (used in) investing activities	799,699	(1,090,922)	1,890,621
Cash provided by financing activities	1,576,590	8,329,460	(6,752,870)

Net change in cash	$35,096	$1,287,074	$(1,251,978)

The decrease in cash used in operations for the three months ended March 31, 2018 and 2017 is presented in the following table:

	Three Months Ended March 31,
	2018	2017	Change

Net loss	$(146,786,377)	$(48,638,415)	$(98,147,962)
Accounts receivable	(720,769)	115,446	(836,215)
Accounts payable and accrued expenses	(419,193)	(810,714)	391,521
Loss from discontinued operations	421,793	(1,066,292)	1,488,085
Other	145,861,612	44,660,876	101,200,736
Net cash used in operating activities	(1,642,934)	(5,739,099)	4,096,165
Cash used in discontinued operations	(698,259)	(212,365)	(485,894)
Cash used in operations	$(2,341,193)	$(5,951,464)	$3,610,271

Cash provided by investing activities for the three months ended March 31, 2018 consist of the $800,000 received from the February 14, 201 Common Stock Purchase Agreement with two investors pursuant to which the Company agreed to sell an aggregate of 200,000 shares of common stock of NanoVibronix, Inc. owned by the Company at a purchase price of $4.00 per share. The Company had acquired the shares as a result of an investment originally made in 2011.

Cash provided by financing activities for the three months ended March 31, 2018 consists of the $2.0 million received from the debenture issuance, partially offset by the $60,000 of related party payments, net of advances, and repayment of capital lease obligations in the amount of $0.4 million.

RENNOVA HEALTH, INC.

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

As of March 31, 2018, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of our chief executive officer and interim chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. In connection with such evaluation, management concluded that the material weakness in internal control over financial reporting identified in our Form 10-K for the year ended December 31, 2017 continued to exist, and as such our disclosure controls and procedures were not effective as of March 31, 2018. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. The Company is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal accounting department, including the addition of a full time Chief Financial Officer; (ii) beginning the process of converting to a new integrated accounting system to enhance controls and procedures for recording accounting transactions; and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department, including independent review of material cash disbursements.

Notwithstanding such material weakness, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

(b)	Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RENNOVA HEALTH, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings related to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. The Company operates in a highly regulated industry which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company’s financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims, which are presented in Note 12 to the accompanying unaudited condensed consolidated financial statements.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the 2017 Form 10-K which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended March 31, 2018, the Company had no issuances of unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

RENNOVA HEALTH, INC.

Item 6. Exhibits

10.155	Asset Purchase Agreement, dated as of January 31, 2018, by and among HMA Fentress County Hospital, LLC, Jamestown HMA Physician Management, LLC, Jamestown TN Medical Center, Inc., CHS Community Health Systems, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.162 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2018).
10.156	Common Stock Purchase Agreement, dated as of February 14, 2018, by and among Rennova Heath, Inc. and the purchasers named on the signature pages hereto (incorporated by reference to Exhibit 10.163 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2018).
10.157	Form of Additional Issuance Agreement, dated as of March 5, 2018 (incorporated by reference to Exhibit 10.164 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2018).
10.158	Amendment to Prepaid Forward Purchase Agreement, dated as of March 24, 2017, between Racine FundingCo, LLC, on the one hand, and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC, on the other hand, and Christopher Diamantis, as Guarantor (incorporated by reference to Exhibit 10.165 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2018).
10.159	Second Amendment to Prepaid Forward Purchase Agreement, dated as of March 30, 2018, between Racine FundingCo, LLC, on the one hand, and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC, on the other hand, and Christopher Diamantis, as Guarantor (incorporated by reference to Exhibit 10.166 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2018).
31.1	Rule 13a-14(a) Certification by the Principal Executive Officer and Interim Principal Financial Officer.
32.1	Certification by the Principal Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Link base Document

101.DEF	XBRL Definition Link base Document

101.LAB	XBRL Label Link base Document

101.PRE	XBRL Presentation Link base Document

*Furnished herewith

RENNOVA HEALTH, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENNOVA HEALTH, INC.

Date: June 19, 2018	By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Interim Principal Financial Officer)

