Form 10-Q
period 2018-06-30
Rennova Health, Inc.
filed 2018-08-13
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 13, 2018, the registrant had 3,000,000,000 shares of its Common Stock, $0.01 par value, outstanding

RENNOVA HEALTH, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2018

RENNOVA HEALTH, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$7,058	$-
Accounts receivable, net	2,920,100	971,312
Inventory	727,285	236,914
Prepaid expenses and other current assets	303,258	9,842
Income tax refunds receivable	1,940,845	1,940,845
Current assets of AMSG and HTS classified as held for sale	269,526	226,732
Total current assets	6,168,072	3,385,645

Property and equipment, net	9,436,824	2,695,440
Intangibles, net	444,413	-
Deposits	179,458	180,875
Non-current assets of AMSG and HTS classified as held for sale	17,478	28,834

Total assets	$16,246,245	$6,290,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related parties of $0.3 and $0.2 million, respectively)	$4,887,281	$4,188,678
Accrued expenses (includes related parties of $0.1 and $0.1 million, respectively)	6,699,998	4,967,405
Income taxes payable	1,968,229	1,971,592
Current portion of notes payable	6,701,349	6,957,830
Current portion of notes payable, related parties	1,718,500	1,128,500
Current portion of capital lease obligations	1,246,853	2,079,137
Current portion of debentures	1,833,705	1,615,693
Derivative liabilities	102,940,555	12,435,250
Current liabilities of AMSG and HTS classified as held for sale	2,031,814	1,972,854
Total current liabilities	130,028,284	37,316,939

Other liabilities:
Debentures, net of current portion	8,128,607	3,752,022
Capital lease obligations, net of current portion	163,917	-
Total liabilities	138,320,808	41,068,961

Commitments and contingencies (Note 15)

Redeemable Preferred Stock I-1	5,835,294	5,835,294
Redeemable Preferred Stock I-2	2,036,118	-

Stockholders’ deficit:
Series G preferred stock, $0.01 par value, 14,000 shares authorized, 215 shares issued and outstanding	2	2
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 10 and 60 shares issued and outstanding	-	-
Series F preferred stock, $0.01 par value, 1,750,000 shares authorized, 1,750,000 shares issued and outstanding	17,500	17,500
Common stock, $0.01 par value, 3,000,000,000 and 500,000,000 shares authorized, 1,591,673,800 and 19,750,844 shares issued and outstanding	15,916,738	197,508
Additional paid-in-capital	124,346,871	128,351,954
Accumulated deficit	(270,227,086)	(169,180,425)
Total stockholders’ deficit	(129,945,975)	(40,613,461)
Total liabilities and stockholders’ deficit	$16,246,245	$6,290,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net revenues	$3,292,217	$74,565	$4,893,877	$758,830

Operating expenses:
Direct costs of revenue	2,369,813	210,403	4,459,179	455,234
General and administrative	2,998,055	3,164,563	5,890,073	6,481,011
Sales and marketing expenses	-	194,738	(1,215)	447,052
Depreciation and amortization	317,734	419,924	651,248	846,853
Total operating expenses	5,685,602	3,989,628	10,999,285	8,230,150

Loss from continuing operations before other income (expense) and income taxes	(2,393,385)	(3,915,063)	(6,105,408)	(7,471,320)

Other income (expense):
Other income	409,092	50,757	421,061	50,757
Gain on Bargain Purchase	7,732,302	-	7,732,302	-
Change in fair value of derivative instruments	44,162,579	-	(95,616,653)	(42,702,815)
Gain on extinguishment of debt	-	-	-	42,702,815
Interest expense	(4,446,090)	(6,135,982)	(7,753,103)	(11,178,844)
Total other income (expense), net	47,857,883	(6,085,225)	(95,216,393)	(11,128,087)

Net income (loss) from continuing operations before income taxes	45,464,498	(10,000,288)	(101,321,801)	(18,599,407)

Income tax expense	-	-	76	3,250

Net income (loss) from continuing operations	45,464,498	(10,000,288)	(101,321,877)	(18,602,657)

Net income (loss) from discontinued operations	(146,577)	(677,921)	275,216	(1,744,209)
Net income (loss)	45,317,921	(10,678,209)	(101,046,661)	(20,346,866)
Deemed dividend from trigger of down round provision feature	-	(3,508,587)	-	(51,061,339)
Net income (loss) to common shareholders	$45,317,921	$(14,186,796)	$(101,046,661)	$(71,408,205)

Net income (loss) per common share:
Basic continuing operations	$0.06	$(19.75)	$(0.20)	$(44.74)
Diluted continuing operations	$(0.00)	$(19.75)	$(0.20)	$(44.74)
Basic discontinued operations	$(0.00)	$(1.34)	$0.00	$(4.20)
Diluted discontinued operations	$(0.00)	$(1.34)	$0.00	$(4.20)
Basic net income (loss)	$0.06	$(28.02)	$(0.20)	$(171.75)
Diluted net loss	$(0.00)	$(28.02)	$(0.20)	$(171.75)
Weighted average number of common shares outstanding during the period:
Basic	810,165,997	506,288	517,679,176	415,760
Diluted	11,900,106,250	506,288	517,679,176	415,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2018 (unaudited)

					Additional		Total
	Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2017	1,750,275	$17,502	19,750,844	$197,508	$128,351,954	$(169,180,425)	$(40,613,461)
Conversion of Series H Preferred stock into common stock	(50)	-	20,000,000	200,000	(200,000)	-	-
Common stock issued in cashless exercise of warrants	-	-	361,840,000	3,618,400	339,366	-	3,957,766
Conversion of debentures into common stock	-	-	1,118,810,452	11,188,104	(4,094,341)	-	7,093,763
Stock-based compensation	-	-	-	-	48,393	-	48,393
Exchange of debentures into Series I-2 Preferred Stock	-	-	-	-	1,331	-	1,331
Restricted stock issued to employees	-	-	71,333,331	713,333	(100,441)	-	612,893
Shares returned to treasury	-	-	(60,827)	(608)	608	-	-
Net loss	-	-	-	-	-	(101,046,661)	(101,046,661)
Balance at June 30, 2018	1,750,225	$17,502	1,591,673,800	$15,916,738	$124,346,871	$(270,227,086)	$(129,945,975)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows used in operating activities:
Net loss from continuing operations	$(101,321,877)	$(18,602,657)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	651,248	846,853
Gain on sale of fixed assets	(391,103)	-
Stock-based compensation	661,286	69,230
Gain on purchase of Jamestown Regional Medical Center	(7,732,302)	-
Non-cash interest expense	-	7,418,722
Amortization of debt discount	7,072,228	2,498,120
Non-cash settlement of debt	-	(50,000)
Gain on extinguishment of debt	-	(42,702,815)
Change in fair value of derivative instruments	95,616,653	42,702,815
Income (loss) from discontinued operations	275,216	(1,744,209)
Changes in operating assets and liabilities:
Accounts receivable	(1,948,788)	908,269
Inventory	(39,689)	-
Prepaid expenses and other current assets	13,122	(71,845)
Security deposits	5,263	10,441
Accounts payable	637,865	452,327
Accrued expenses	1,519,733	(35,147)
Income tax assets and liabilities	(3,363)	(346,997)
Net cash used in operating activities of continuing operations	(4,984,508)	(8,646,898)
Net cash (used in) provided by discontinued operations	(772,478)	35,414
Net cash used in operating activities	(5,756,986)	(8,611,484)

Cash flows provided by (used in) investing activities:
Purchase of Jamestown Regional Medical Center, net of cash acquired	(634,721)	-
Sale of property and equipment	433,612	-
Purchase of property and equipment	-	(1,394,087)
Net cash used in investing activities of continuing operations	(201,109)	(1,394,087)
Net cash provided by investing activities of discontinued operations	800,000	1,936
Net cash provided by (used in) investing activities	598,891	(1,392,151)

Cash flows provided by financing activities:
Proceeds from issuance of related party notes payable and advances	590,000	3,715,000
Proceeds from issuance of debentures	5,500,000	11,642,500
Payments on related party notes payable and advances	-	(3,550,000)
Payments on notes payable	(256,481)	(716,998)
Payments on capital lease obligations	(668,366)	(1,141,166)
Net cash provided by financing activities of continuing operations	5,165,153	9,949,336
Net cash used in financing activities of discontinued operations	-	-
Net cash provided by financing activities	5,165,153	9,949,336

Net increase (decrease) in cash	7,058	(54,299)

Cash at beginning of period	-	70,173

Cash at end of period	$7,058	$15,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Description of Business

Rennova Health, Inc. (“Rennova”), together with its subsidiaries (the “Company”, “we”, “us” or “our”), is a vertically integrated provider of healthcare related products and services. The Company’s principal lines of business are (i) clinical laboratory operations; and (ii) Hospital Operations. The Company presents its financial results based upon these two business segments, which are more fully discussed in Note 16.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 24, 2018. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2018, and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2018 may not be indicative of results for the year ending December 31, 2018.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Principles of Consolidation

The accompanying condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) include the accounts of Rennova and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

Reclassification

The Company has reclassified certain amounts in the 2017 condensed consolidated financial statements to be consistent with the 2018 presentation. These principally relate to classification of certain revenues, cost of revenues and related segment data, as well as balance sheet classifications to assets and liabilities held for sale. Reclassifications relating to the discontinued operations of AMSG and HTS are described further in Note 18. The reclassifications had no impact on operations or cash flows for the three and six months ended June 30, 2017. The Company also reclassified derivative liability previously reported at December 31, 2017 as long term to current liability. In addition, certain prior year balances have been reclassified to conform to the current period presentation.

Comprehensive Income (Loss)

During the three and six months ended June 30, 2018 and 2017, comprehensive income (loss) was equal to the net income (loss) amounts presented in the accompanying condensed consolidated statements of operations.

Current Events

Purchase Agreement to Acquire Acute Care Hospital

On January 31, 2018, the Company entered into a purchase agreement to acquire a business engaging in acute hospital care located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center. The purchase was completed on June 1, 2018. The hospital was acquired by a newly formed subsidiary, Jamestown TN Medical Center, Inc., and is an 85-bed facility of approximately 90,000 square feet on over eight acres of land, which offers a 24-hour Emergency Department with two spacious trauma bays and seven private exam rooms, inpatient and outpatient medical services and a Progressive Care Unit which provides telemetry services. The acquisition also included a separate physician practice which will now operate under Rennova as Mountain View Physician Practice, Inc.

Net annual revenues in recent years have been approximately $15 million with government payers including Medicare and Medicaid accounting for in excess of 60% of the payor mix. Rennova does not expect this payor mix to change significantly in the near future. The hospital was acquired for $635,096 from Community Health Systems, Inc. Diligence, legal and other costs associated with the acquisition are estimated to be approximately $500,000 meaning the total cost of acquisition to the Company is expected to be approximately $1,100,000.

Jamestown, Tennessee is located 38 miles from the Company’s other hospital, the Big South Fork Medical Center, which is located in Oneida, Tennessee. The acquisition of Jamestown Regional Medical Center is more fully discussed in Note 6.

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

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accounts Receivable Financing

As previously announced, on March 31, 2016 the Company entered into an agreement to sell certain of its accounts receivable. The agreement was originally scheduled to mature on March 31, 2017, which date was extended to March 31, 2018 by an amendment on March 24, 2017. On April 2, 2018, the Company, the purchaser and Christopher Diamantis, a Director of the Company, as guarantor, entered into a second amendment to extend further the Company’s obligation relating to the sale of the accounts receivable, to May 30, 2018. In connection with this further extension, the purchaser received a fee of $100,000. As of August 13, 2018, the Company has not made a payment under this agreement and the full balance is now payable. The counterparty has filed a demand for arbitration under the agreement with regard to the outstanding balance. The Company does not have the financial resources to satisfy this amount.

Use of Estimates

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include the estimates of fair values of assets acquired and liabilities assumed in business combinations, reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, and debt discounts and the valuation of the assets and liabilities acquired in the acquisition of hospitals.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. This series of comprehensive guidance has replaced all existing revenue recognition guidance and became effective for us beginning January 1, 2018. There is a five-step approach outlined in the standard. Entities are permitted to apply the new standard under the full retrospective method, subject to certain practical expedients, or the modified retrospective method that requires the application of the guidance only to contracts that are uncompleted on the date of initial application.

In determining revenue, we first identify the contract according to the scope of Accounting Standard Codification (“ASC’) 606 with the following criteria:

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

Based on new rules for revenue recognition, bad debts are now treated similar to contractual adjustments and directly reduce sales revenue. In an abundance of caution through the startup period of our Oneida hospital, which began operations in August 2017, and Jamestown Regional Medical Center, which we acquired on June 1, 2018, we have reserved bad debt totaling $895,000 as of June 30, 2018, which when set against sales revenues of $5.8 million results in the Company reporting net revenues for the three and six months ended June 30, 2018 of $3.3 million and $4.9 million, respectively. The Company continues to review its provision for bad debt.

Service revenues are generated from laboratory testing services and hospital revenues.

Laboratory testing services include chemical diagnostic tests such as blood analysis and urine analysis. Laboratory service revenues are recognized at the time the testing services are performed and billed and are reported at their estimated net realizable amounts. Net service revenues are determined utilizing gross service revenues net of contractual adjustments and discounts. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the U.S. have an agreement with a third-party payer such as a commercial insurance provider, Medicaid or Medicare to pay all or a portion of their healthcare expenses; most of the services provided by us are to patients covered under a third-party payer contract. In most cases, the Company is provided the third-party billing information and seeks payment from the third party in accordance with the terms and conditions of the third-party payer for health service providers like us. Each of these third-party payers may differ not only in terms of rates, but also with respect to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of procedures and judgments that require industry specific healthcare experience and an understanding of payer methods and trends. Despite follow up billing efforts, the Company does not currently anticipate collection of a significant portion of self-pay billings, including the patient responsibility portion of the billing for patients covered by third party payers. The Company currently does not have any capitated agreements.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The hospitals ensure that it is probable and will collect substantially all the consideration to which it is entitled. The hospitals have established the transaction price for providing goods or services to a patient through historical cash collection and current data from each identified payer class. This may include the effects of variable consideration such as discounts and price concessions and may be less than the stated contract price, whether applied on a contract-by-contract basis or by using a portfolio approach. The ultimate transaction price reflects explicit price concessions. The hospitals have an obligation to provide medically necessary or emergency services regardless of a patient’s intent or ability to pay. In determining collectability, the evaluation is based on experience or the contract portfolio approach with either a specific patient or a class of similar patients.

The hospitals practice the full retrospective approach of all the reporting periods presented under the new standard and disclose any adjustment to prior-period information.

This includes but is not limited to Disaggregated revenue information, Contract asset and liability information, including significant changes from prior year, and Judgements, and changes in judgement, that significantly affect the determination of the amount of revenue and timing.

We review our calculations for the realizability of gross service revenues monthly to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payer groups. The contractual allowance calculation is made based on historical allowance rates for the various specific payer groups monthly with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions. This calculation is routinely analyzed by us based on actual allowances issued by payers and the actual payments made to determine what adjustments, if any, are needed.

Derivative Liabilities

The Company applies ASC Topic 815-40, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception in ASC 815-10-15-74. This standard triggers liability accounting on all instruments and embedded features exercisable at strike prices based on future equity-linked instruments issued at a lower rate. Using the criteria in ASC 815, the Company determines which instruments or embedded features that require liability accounting and records the fair values as a derivative liability. The changes in the values of the derivative liabilities are shown in the accompanying consolidated statements of operations as “Change in Fair Value of Derivative Instruments.”

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

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Those amendments in Part 1 of this Update are a cost savings relative to current GAAP. This is because, assuming the required criteria for equity classification in Subtopic 815-40 are met, an entity that issued such an instrument no longer measures the instrument at fair value at each reporting period (in the case of warrants) or separately accounts for a bifurcated derivative (in the case of convertible instruments) based on the existence of a down round feature. For convertible instruments with embedded conversion options that have down round features, applying specialized guidance such as the model for contingent beneficial conversion features rather than bifurcating an embedded derivative also reduces cost and complexity. Under that specialized guidance, the issuer recognizes the intrinsic value of the feature only when the feature becomes beneficial instead of bifurcating the conversion option and measuring it at fair value each reporting period.

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

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company has determined that this amendment had a material impact on its consolidated financial statements and has early adopted this accounting standard update. The cumulative effect of the adoption of ASU 2017-11 resulted in the reclassification of the derivative liability recorded of $56 million and the reversal of $41 million of interest expense recorded in the Company’s first fiscal quarter of 2017. The remaining $16 million was offset to additional paid in capital (discount on convertible debenture). Additionally, the Company recognized a deemed dividend from the trigger of the down round provision feature of $53.3 million. A $51 million deemed dividend was recorded retrospectively as of the beginning of the issuance of the debentures issued in March 2017 where the initial derivative liability was recorded because of the down round provision feature.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) allocable to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted earnings (loss) per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss. See Note 3 for the computation of earnings (loss) per share for the three and six months ended June 30, 2018 and 2017.

Note 2 – Liquidity and Financial Condition

Under ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the condensed consolidated financial statements, the Company had a working capital deficit and an accumulated deficit of $123.9 million and $270.2 million, respectively, at June 30, 2018. In addition, the Company had a loss from operations of approximately $101.0 million and cash used in operating activities of $5.8 million for the six months ended June 30, 2018. The loss from operations was primarily driven by a change in fair value of derivative instruments in the amount of $95.6 million. See Note 17. These factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date of this report.

The Company’s condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. Initial cost savings were realized by reducing the number of laboratory facilities to one for most of its toxicology diagnostics, thereby reducing the number of employees and associated operating expenses. During 2017, the Company’s Board of Directors voted unanimously to spin off Advanced Molecular Services Group (“AMSG”) and Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to its shareholders. Completion of these spinoffs is expected to occur during the second half of 2018. Our Board of Directors is currently considering if AMSG and HTS would be better as one combined spinoff instead of two. The spin offs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission and consents, including under various funding agreements previously entered by the Company. The intent of the spinoffs of AMSG and HTS is to create three (or two) public companies, each of which can focus on its own strengths and operational plans. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company has reflected amounts relating to AMSG and HTS as disposal groups classified as held for sale and included as part of discontinued operations. AMSG and HTS are no longer included in the segment reporting following the reclassification to discontinued operations. The discontinued operations of AMSG and HTS are described further in Note 18.

During the six months ended June 30, 2018, the Company completed several private placement offerings with institutional investors for an aggregate of $6.8 million in principal less original issue discounts of $1.3 million and received proceeds totaling $5.5 million. As more fully discussed in Note 20, from July 1, 2018 to August 10, 2018, the Company completed additional private placement offerings for $1.8 million in principal and received $1.5 million in total proceeds. Previously, the Company announced that its Big South Fork Medical Center received CMS regional office licensure approval and opened on August 8, 2017. On June 1, 2018, the Company purchased and began operating the Jamestown Regional Medical Center, which is located in Jamestown, Tennessee. The Company may amend its current revenue recognition policy and percentage for the hospitals when payments are received to support amended revenue recognition methodologies. Therefore, the Company expects that these hospitals will continue to provide additional revenue and cash flow sources.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

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

Note 3 – Earnings (Loss) Per Share

The following table sets forth basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) from continuing operations	$45,464,498	$(10,000,288)	$(101,321,877)	$(18,602,657)
Deduct change in fair value of derivative liabilities to the extent effect is dilutive	(44,091,731)	-	-	-
Amortize discounts associated with conversion of dilutive convertible debentures	(7,354,747)	-	-	-
Adjusted net loss from continuing operations	$(5,981,980)	$(10,000,288)	$(101,321,877)	$(18,602,657)
Net income (loss) from discontinued operations	(146,577)	(677,921)	275,216	(1,744,209)
Dividends	-	(3,508,587)	-	(51,061,339)
Net loss to common shareholders	$(6,128,557)	$(14,186,796)	$(101,046,661)	$(71,408,205)
Denominator:
Weighted average number of common shares outstanding during the period:
Basic	810,165,997	506,288	517,679,176	415,760
Common stock equivalents:
Warrants	8,737,863,005	-	-	-
Convertible preferred stock	946,457,265	-	-	-
Convertible debentures	1,405,619,963	-	-	-
Diluted	11,900,106,250	506,288	517,679,176	415,760
Net income (loss) per common share- continuing operations:
Basic	$0.06	$(19.75)	$(0.20)	$(44.74)
Diluted	$(0.00)	$(19.75)	$(0.20)	$(44.74)
Net income (loss) per common share- discontinued operations:
Basic	$(0.00)	$(1.34)	$0.00	$(4.20)
Diluted	$(0.00)	$(1.34)	$0.00	$(4.20)
Total per share net income (loss) to common shareholders:
Basic	$0.06	$(28.02)	$(0.20)	$(171.75)
Diluted	$(0.00)	$(28.02)	$(0.20)	$(171.75)

Diluted loss per share as reflected in the table above excludes all dilutive potential shares if their effect is anti-dilutive. For the six months ended June 30, 2018 and 2017, the following table sets forth the computation of the following potential common stock equivalents excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Six Months Ended June 30,
	2018	2017
Warrants	31,707,431,064	10,416,216
Convertible preferred stock	3,842,115,385	10,256
Convertible debentures	1,738,235,193	783,241
Stock options	38,478	38,744
	37,287,820,120	11,248,457

Note 4 – Accounts Receivable

Accounts receivable at June 30, 2018 (unaudited) and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Accounts receivable - laboratory services	$2,122,918	$1,478,451
Accounts receivable - hospital operations	17,247,474	8,593,747
Total accounts receivable	19,370,392	10,072,198
Less:
Allowance for discounts – laboratory services	(1,916,577)	(1,177,054)
Allowance for discounts - hospital operations	(13,638,967)	(6,936,429)
Allowance for bad debts	(894,748)	(987,403)
Accounts receivable, net	$2,920,100	$971,312

Note 5 – Property and Equipment

Property and equipment at June 30, 2018 (unaudited) and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Medical equipment	$2,173,488	$696,195
Land	550,700	-
Building	6,478,284	1,359,472
Equipment	437,029	476,548
Equipment under capital leases	4,253,123	4,686,736
Furniture	244,829	222,824
Leasehold improvements	1,303,131	1,303,131
Vehicles	56,625	196,534
Computer equipment	224,447	226,441
Software	724,126	631,033
	16,445,782	9,798,914
Less accumulated depreciation	(7,008,958)	(7,103,474)
Property and equipment, net	$9,436,824	$2,695,440

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

On January 31, 2018, the Company entered into a purchase agreement to acquire certain assets and liabilities related to Jamestown Regional Medical Center. The purchase was completed on June 1, 2018. The Company has valued the net assets acquired, subject to completion of a valuation study, at approximately $7.1 million, of which $6.5 million was recorded as property and equipment. The purchase is more fully discussed in Notes 1 and 6.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Depreciation expense on property and equipment was $0.3 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $0.6 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively.

Management periodically reviews the valuation of long-lived assets, including property and equipment, for potential impairment. Management did not recognize any impairment of these assets during the three and six months ended June 30, 2018 and 2017.

Note 6 – Acquisitions

Purchase Agreement Re Jamestown Regional Medical Center

On June 1, 2018, the Company acquired a business engaging in acute hospital care located in Jamestown, Tennessee under an asset purchase agreement. The hospital, known as Jamestown Regional Medical Center, is a fully operational 85-bed facility of approximately 90,000 square feet on over eight acres of land, and offers a 24-hour emergency department with two spacious trauma bays and seven private exam rooms, inpatient and outpatient medical services and a progressive care unit which provides telemetry services. The acquisition also included a separate physician practice which will now operate under the Company as Mountain View Physician Practice, Inc.

Pursuant to the asset purchase agreement, by and among the Company and Jamestown TN Medical Center, Inc., and HMA Fentress County Hospital, LLC, Jamestown HMA Physician Management, LLC and CHS/Community Health Systems, Inc. (the “Sellers”), the purchase price paid for the transaction was an aggregate of $635,096 which includes closing costs of $35,735 paid for in cash consideration to the Sellers.

The preliminary fair value of the purchase consideration paid to the Sellers was allocated to the net tangible and intangible assets acquired. The Company accounted for the acquisition as a business combination under U.S. GAAP In accordance with the acquisition method of accounting under ASC Topic 805, “Business Combinations,” (“ASC 805”) the assets acquired and liabilities assumed were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company.

The Company is currently undertaking a valuation study to determine the fair value of the assets acquired. The preliminary estimated fair value of the net assets acquired, and liabilities assumed is approximately $8.4 million. The excess of the aggregate fair value of the net tangible assets acquired over the purchase price is currently estimated to be $7.7 million and has been treated as a gain on bargain purchase in accordance with ASC 805. In addition, during the measurement period or until the valuation study is complete, the provisional amounts used for the purchase price allocation are subject to adjustments for a period not to exceed one year from the acquisition date. As a result, upon completion of the valuation study, the gain on bargain purchase presented below may be increased or decreased. The preliminary purchase price allocation was based, in part, on management’s knowledge of HMA Fentress County General Hospital and Jamestown HMA Physician Management, LLC.

The Company acquired the Jamestown Hospital as a synergistic opportunity to expand our operations in proximity to our already existing hospital in Oneida.

The following table shows the preliminary allocation of the purchase price of Jamestown Regional Medical Center to the acquired identifiable assets acquired, and liabilities assumed:

Total purchase price	$635,096

Tangible and Intangible assets acquired, and liabilities assumed at estimated fair value:
Cash	$375
Inventories	450,682
Prepaids and deposits	310,384
Property and equipment	7,347,467
Intangible Assets	452,455
Accrued expenses	(193,966)
Net tangible and intangible assets acquired	$8,367,397

Gain on bargain purchase	$7,732,302

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The total cost relating to the acquisition was approximately $1,100,000. This includes $635,096, which was paid in cash consideration to the sellers, closing costs of $35,735, legal costs of approximately $115,000, and other diligence related costs, which were expensed as of June 30, 2018.

The following presents the unaudited pro-forma combined results of operations of the Company and Jamestown Regional Medical Center as if the acquisition had occurred on January 1, 2017.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net Revenue	$5,093,024	$3,839,250	$10,328,453	$8,436,051
Income (Loss) from continuing operations	43,529,741	(11,610,404)	(106,503,432)	(21,707,605)
Net income (loss)	44,423,543	(11,373,767)	(104,095,132)	(21,681,965)
Deemed dividend from trigger of down round provision feature	-	(3,508,587)	-	(51,061,339)
Net Income (loss) to common shareholders	$44,423,543	$(14,882,354)	$(104,095,132)	$(72,743,304)

Net Income (Loss) per share of common:
Basic net income (loss) continuing operations	$0.05	$(22.93)	$(0.21)	$(52.21)
Diluted net loss continuing operations	$(0.00)	$(22.93)	$(0.21)	$(52.21)
Basic net income (loss) to common shareholders	$0.05	$(29.40)	$(0.20)	$(174.96)
Diluted net loss to common shareholders	$(0.00)	$(29.40)	$(0.20)	$(174.96)
Weighted average number of common shares outstanding during the period:
Basic	810,165,997	506,288	517,679,176	415,760
Diluted	11,900,106,250	506,288	517,679,176	415,760

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2017 or to project potential operating results as of any future date or for any future periods.

Asset Purchase Agreement for Big South Fork Medical Center

On January 13, 2017, the Company completed an asset purchase agreement to acquire certain assets related to its Big South Fork Medical Center for a purchase price of $1.0 million. The Big South Fork Medical Center began operations on August 8, 2017. See Note 5 for a discussion of the assets acquired.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Accrued Expenses

Accrued expenses at June 30, 2018 (unaudited) and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Commissions payable	$13,345	$24,470
Accrued payroll and related liabilities	2,137,495	897,088
Accrued interest	3,080,380	2,636,057
Other accrued expenses	1,468,778	1,409,790
Total accrued expenses	$6,699,998	$4,967,405

Note 8 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At June 30, 2018 (unaudited) and December 31, 2017, notes payable consisted of the following:

Notes Payable – Third Parties

	June 30, 2018	December 31, 2017
Loan payable under prepaid forward purchase contract	$5,000,000	$5,000,000

Loan payable to TCA Global Master Fund, LP (“TCA”) in the original principal amount of $3 million at 16% interest (the “TCA Debenture”). Principal and interest payments due in various installments through December 31, 2017.	1,359,737	1,616,218

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the “Tegal Notes”). Principal and interest payments due annually from July 12, 2015 through July 12, 2017.	341,612	341,612

	6,701,349	6,957,830
Less current portion	(6,701,349)	(6,957,830)
Notes payable - third parties, net of current portion	$-	$-

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract, whereby the Company received consideration in the amount of $5.0 million. The receivables had an estimated collectable value of $8.7 million, which had been adjusted down to approximately $1.5 million on the Company’s balance sheet as of December 31, 2016 and $0 as of December 31, 2017. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $0.5 million, (ii) all payments recovered from the accounts receivable up to $5.25 million, if paid in full within six months, or $5.5 million, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty had not been paid $6.0 million, the Company was required to pay the difference.

Christopher Diamantis, a director of the Company, guaranteed the Company’s obligation. On March 24, 2017, the Company, the counterparty and Mr. Diamantis, as guarantor, entered into an amendment to extend the Company’s obligation to March 31, 2018. Also, what the counterparty is to receive was amended to equal (a) the $5,000,000 purchase price plus a 20% per annum investment return thereon, plus (b) $500,000, plus (c) the product of (i) the proceeds received from the accounts receivable, minus the amount set forth in clauses (a) and (b), multiplied by 40%. In connection with this extension, the counterparty received a fee of $1,000,000. On April 2, 2018, the Company, the counterparty and Mr. Diamantis, as guarantor, entered into a second amendment to extend further the Company’s obligation to May 30, 2018. In connection with this further extension, the counterparty received a fee of $100,000. To date, the Company has not recovered any payments against the accounts receivable and the full balance is now payable. The counterparty has filed a demand for arbitration under the agreement with regard to the outstanding balance. The Company does not have the financial resources to satisfy this amount.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company did not make the required monthly principal and interest payments due under the TCA Debenture for the period from October 2016 through March 2017. On February 2, 2017, the Company made a payment to TCA in the amount of $0.4 million, which was applied to accrued and unpaid interest and fees, including default interest, as of the date of payment. On March 21, 2017, the Company made a payment to TCA in the amount of $0.75 million, of which approximately $0.1 million was applied to accrued and unpaid interest and fees in accordance with the terms of the TCA Debenture. Also on March 21, 2017, the Company entered into a letter agreement with TCA, which (i) waived any payment defaults through March 21, 2017; (ii) provided for the $0.75 million payment discussed above; (iii) set forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million was to be repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provided for payment of an additional service fee in the amount of $150,000, which was due on June 27, 2017, the day after the effective date of the registration statement filed by the Company; which amount is reflected in accrued expenses in the accompanying condensed consolidated balance sheet at December 31, 2017. In addition, TCA entered into an inter-creditor agreement with the purchasers of the convertible debentures (see Note 9) which sets forth rights, preferences and priorities with respect to the security interests in the Company’s assets. On September 19, 2017, the Company entered into a new agreement with TCA, which extended the repayment schedule through December 31, 2017. The principal balance as of June 30, 2018, was reduced from $1.6 million to $1.4 million, with interest accrued of approximately $125,000. The remaining debt to TCA remains outstanding and TCA has made a demand for payment. The parties are currently working to amend the Note to extend the maturity although there can be no assurance that the parties will agree to any such extension.

The Company did not make the principal payments under the Tegal Notes that were due on July 12, 2016. On November 3, 2016, the Company received a default notice from the holders of the Tegal Notes demanding immediate repayment of the outstanding principal of $341,612 and accrued interest of $43,000. On December 7, 2016, the Company received a breach of contract complaint with a request for the entry of a default judgment (see Note 15). On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. To date, the Company has yet to repay this amount.

Notes Payable – Related Parties

	June 30, 2018	December 31, 2017
Loan payable to Alcimede LLC, bearing interest at 6% per annum, with all principal and interest due on August 2, 2018	$168,500	$168,500

Loan payable to Christopher Diamantis	1,550,000	960,000
	1,718,500	1,128,500
Less current portion	(1,718,500)	(1,128,500)
Total notes payable - related parties, net of current portion	$0	$0

On February 3, 2015, the Company borrowed $3.0 million from Alcimede LLC (“Alcimede”). Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede. The note has an interest rate of 6% and was originally due on February 2, 2016. Alcimede later agreed to extend the maturity date of the loan to August 2, 2017. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase shares of the Company’s common stock, and the loan outstanding was reduced in satisfaction of the aggregate exercise price of $2.5 million. In August of 2016, $0.3 million was repaid by the Company through the issuance of shares of common stock. In March of 2017, the Company and Mr. Lagan agreed that a payment made to Alcimede in the amount of $50,000 would be deducted from the outstanding balance of the note. On August 2, 2017, the Company and Alcimede agreed to further extend the maturity date of the loan to August 2, 2018. On July 23, 2018, the Company issued preferred stock to Alcimede and part of the consideration was full settlement of this loan as more fully discussed in Note 20.

During the six months ended June 30, 2018, the Company borrowed $3.1 million from Christopher Diamantis and repaid $2.5 million. The increase in the loan payable balance from December 31, 2017 was $0.6 million.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Debentures

The carrying amount of all outstanding debentures as of June 30, 2018 (unaudited), and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
Debentures	$17,317,061	$17,720,082
Discount on Debentures	(7,324,327)	(12,127,634)
Deferred financing fees	(30,422)	(224,733)
	9,962,312	5,367,715
Less current portion	(1,833,705)	(1,615,693)
Debentures	$8,128,607	$3,752,022

Payment on all outstanding debentures as of June 30, 2018 is due as follows:

Period ended December 31,
2018	$2,875,481
2019	$14,441,580
$17,317,061

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

March 2017 Offerings

On March 21, 2017, the Company issued $10.85 million aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due March 21, 2019 (the “Convertible Debentures”). The Company received net proceeds from this transaction in the approximate amount of $8.4 million. The Company used $3.8 million of the net proceeds to repay a loan from Mr. Diamantis as more fully discussed in Note 10 and $0.75 million of the net proceeds to make the partial repayment on the TCA Debenture. The remainder of the net proceeds were used for general corporate purposes. In conjunction with the issuance of the Convertible Debentures, the holder of the February Debentures exchanged these debentures for $2.5 million of new debentures (the “Exchange Debentures” and, collectively with the Convertible Debentures, the “March Debentures”) on the same terms as, and pari passu with, the Convertible Debentures and warrants. The Company recorded non-cash interest expense in the amount of $0.4 million as a result of this exchange. Additionally, the holders of an aggregate of $2.2 million stated value of the Company’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) exchanged such preferred stock into $2.7 million principal amount of Exchange Debentures and warrants. The March Debentures contain a 24% original issue discount, have no regularly scheduled interest payments except in the event of a default and have a maturity date of March 21, 2019.

In connection with the March Debentures the Company issued warrants to purchase shares of the Company’s common stock to several accredited investors. At June 30, 2018, these warrants were exercisable into an aggregate of approximately 28.3 billion shares of common stock. The warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C Warrants (collectively, the “March Warrants”). At June 30, 2018, the Series A Warrants are exercisable for 10.4 billion shares of the Company’s common stock. They are immediately exercisable and have a term of exercise equal to five years. At June 30, 2018, the Series B Warrants are immediately exercisable for 7.5 billion shares of the Company’s common stock and were initially exercisable for a period of 18 months. During the three months ended June 30, 2018, the Company extended the exercise period for 90 days and recorded an additional discount on the March Debentures of approximately $0.3 million as a result of the extension. The Series C Warrants are exercisable for 10.4 billion shares of the Company’s common stock and have a term of five years provided such warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. At June 30, 2018, the Series A, Series B and Series C Warrants each have an exercise price of $0.0018 per share, which reflects adjustments pursuant to their terms. The Series A, Series B and Series C Warrants are subject to “full ratchet” and other customary anti-dilution protections.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The March Debentures are convertible into shares of the Company’s common stock, at a conversion price which has been adjusted pursuant to the terms of the March Debentures to $0.0018 per share as of June 30, 2018, due to prices at which the Company has subsequently issued shares of common stock. The Convertible Debentures began to amortize monthly commencing on the 90th day following the closing date. The Exchange Debentures began to amortize monthly on the closing date. On each monthly amortization date, the Company may elect to repay 5% of the original principal amount of the March Debentures in cash or, in lieu thereof, the conversion price of such debentures will thereafter be 85% of the volume weighted average price at the time of conversion. In the event the Company does not elect to pay such amortization amounts in cash, each investor, in their sole discretion, may increase the conversion amount subject to the alternative conversion price by up to four times the amortization amount. The March Debentures contain customary affirmative and negative covenants. The conversion prices are subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary anti-dilution protections as more fully described in the debentures.

On October 30, 2017, the Company agreed to amend the March Debentures and March Warrants to remove the floor in the anti-dilution provisions therein. The conversion price of the March Debentures and the exercise price of the March Warrants as of June 30, 2018 stated above reflect the amendment as well as other adjustments for dilutive issuances, which triggered the down round provisions in the March Debentures and March Warrants. The March Debentures are secured by all the Company’s assets and are guaranteed by substantially all of the Company’s subsidiaries. Between March 22, 2017 and June 30, 2018, holders of the March Debentures converted an aggregate of $13,134,779 of these debentures into 1,137,095,969 shares of common stock.

The exercise prices of the March Warrants issued relating to the March Debentures are subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then exercise price, as well as other customary anti-dilution protections. Because of these provisions, both the March Debentures and the March Warrants were deemed to be not indexed to the Company’s common stock, and the Company recognized derivative liabilities for the embedded conversion feature of the March Debentures and the March Warrants in the original amount of $15.3 million and $41.3 million, respectively. The Company recognized a discount for 100% of the principal value of the March Debentures and non-cash interest expense in the amount of $43.7 million regarding the recognition of these derivative liabilities. Because of the adoption of ASU 2017-11 in the second quarter of 2017, the interest expense and derivative liability originally recognized were adjusted and extinguished during the three months ended June 30, 2017. See Note 1 for the adoption of ASU 2017-11 for the retrospective adjustments made to the Company’s condensed consolidated financial statements with respect to the derivative liabilities associated with these debentures and warrants.

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

July 2017 Offerings

On July 17, 2017, the Company closed an offering of $4,136,862 aggregate principal amount of Original Issue Discount Debentures due October 17, 2017 (the “July Debentures”) and warrants to purchase an aggregate of 141,333 shares of common stock (the “July Warrants”) for consideration of $2,000,000 in cash and the exchange of the full $1,902,700 aggregate principal amount of the June Debentures. Under the Purchase Agreement, the Company was required to hold a stockholders’ meeting to obtain stockholder approval for at least a 1-for-8 reverse split of the Company’s common stock on or before September 20, 2017. Accordingly, the Company’s stockholders approved a reverse stock split on September 20, 2017 and the Company effected a 1-for-15 reverse stock split of its common stock on October 5, 2017, as further discussed in Note 1. The July Debentures were guaranteed by substantially all the subsidiaries of the Company pursuant to a Subsidiary Guarantee in favor of the holders of the July Debentures. As more fully discussed below, on September 19, 2017, the July Debentures were exchanged for $6.4 million of exchange debentures.

The July Warrants are exercisable into shares of the Company’s common stock at any time from and after six months from the closing date at an exercise price of $5.63 per common share (subject to adjustment). The July Warrants will terminate five years after they become exercisable.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Also on September 19, 2017, the Company closed exchanges by which the holders of the Company’s July Debentures exchanged $4,136,862 principal amount of such debentures for $6,412,136 principal number of new debentures on the same items as, and pari passu with, the New Debentures (the “September Exchange Debentures” and, together with the New Debentures, the “September Debentures”). The Company recorded non-cash interest expense in the amount of $1.0 million because of this exchange. All issuance amounts of the September Debentures reflect a 24% original issue discount.

The September Debentures contain customary affirmative and negative covenants. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the debentures. The September Debentures may be converted at any time into shares of the Company’s common stock. Originally, the September Debentures begin to amortize monthly commencing on October 1, 2017, and for the first three amortization dates, the amortization amount was $100,000. On October 19, 2017, the September Debentures were amended so that they began to amortize immediately. On each monthly amortization date, the Company may elect to repay 5% of the original principal amount of September Debentures in cash or, in lieu thereof, the conversion price of such September Debentures shall thereafter be 85% of the volume weighted average price at the time of conversion, but not less than the floor of $0.78 per share. In the event the Company does not elect to pay such amortization amounts in cash, each investor, in their sole discretion, may increase the conversion amount subject to the alternative conversion price by up to four times the amortization amount. On October 30, 2017, the Company entered into exchange agreements (“Exchange Agreements”) with the holders of the September Debentures to provide that the holders may, from time to time, exchange their September Debentures for shares of a newly-authorized Series I-2 Convertible Preferred Stock of the Company (the “Series I-2 Preferred Stock”). On February 8, 2018, $1,384,556 of the September Debentures were exchanged for 1,730.1 shares of Series I-2 Preferred Stock and the Company recorded a loss on the exchange of $651,562. The Series I-2 Preferred Stock is more fully discussed in Note 13.

At June 30, 2018, the Series A Warrants are exercisable for an aggregate of 11,559,195 shares of the Company’s common stock. They are immediately exercisable and have a term of exercise equal to five years. The Series B Warrants are exercisable for an aggregate of 11,559,195 shares of the Company’s common stock and are exercisable for a period of 18 months commencing immediately. At June 30, 2018, the Series C Warrants are exercisable for an aggregate of 11,559,195 shares of the Company’s common stock, and have a term of five years provided such Series C Warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. The September Warrants have a fixed exercise price, subject to a floor of $0.78 per share. At June 30, 2018, the exercise price was $0.78 per share, which reflects adjustments made pursuant to their terms due to the down round provisions in the September Warrants. The September Warrants are subject to “full ratchet” and other customary anti-dilution protections.

The Company’s obligations under the September Debentures are secured by a security interest in all of the Company’s and its subsidiaries’ assets, pursuant to the terms of the Security Agreement, dated as of March 20, 2017.

2018 Offerings

On March 5, 2018, May 14, 2018, May 21, 2018 and June 28, 2018, the Company closed offerings of $6,810,000 aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019. The Company received proceeds of $5,500,000 in the offerings net of the original issue discount of $1,310,000. The terms of these debentures are the same as those issued in September 2017 under the Purchase Agreement, dated as of August 31, 2017, as more fully described above, with the exception of the floor conversion price, which is $0.052 per share. These debentures may also be exchanged for shares of the Company’s Series I-2 Preferred Stock under the terms of the Exchange Agreements.

During the year ended December 31, 2017 and the six months ended June 30, 2018, the Company realized approximately $21.2 million in proceeds from the issuances of the debentures and warrants. At June 30, 2018, the unamortized discounts were $7.3 million. These discounts represent original issue discounts, the relative fair value of the warrants issued with the debentures and the relative fair value of the beneficial conversion features of the debentures. During the six months ended June 30, 2018 and 2017, the Company recorded approximately $7.1 million and approximately $9.9 million of non-cash interest and amortization of debt discount expense primarily in connection with the debentures and warrants.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

See Note 13 for summarized information related to warrants issued and the activity during the six months ended June 30, 2018 and 2017.

See Notes 3 and 13 for a discussion of the dilutive effect of the outstanding debentures and warrants as of June 30, 2018.

Note 10 – Related Party Transactions

In addition to the transactions discussed in Note 8, the Company had the following related party transactions during the six months ended June 30, 2018 and 2017:

In January and February of 2017, the Company received advances aggregating $3.6 million from Christopher Diamantis, a director of the Company. The advances, along with $0.5 million of previously accrued but unpaid interest, were due on demand, bearing interest at 10% per annum. The Company used the advances to pay the purchase price for the Hospital Assets and for general corporate purposes. On March 7, 2017, the Company issued a promissory note to Mr. Diamantis in the amount of $0.5 million relating to these advances received in 2017, plus accrued and unpaid interest of $0.5 million (and together with the advances and accrued interest the “2017 Diamantis Note”). In conjunction with the issuance of the 2017 Diamantis Note, the Company also issued to Mr. Diamantis warrants to purchase 27,667 shares of the Company’s common stock, exercisable at $15.00. The 2017 Diamantis Note was repaid on March 21, 2017 with the proceeds received from the issuance of the Convertible Debentures (see Note 9).

Monarch Capital, LLC (“Monarch”) billed the Company for consulting fees pursuant to a consulting agreement in the amount of $0.1 million for the six months ended June 30, 2017. The agreement expired on August 31, 2017. Michael Goldberg, a director of the Company up until his resignation effective April 24, 2017, is the Managing Director of Monarch.

Alcimede billed the Company $0.2 million and $0.1 million for consulting fees pursuant to a consulting agreement for the six months ended June 30, 2018 and 2017, respectively. Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede (see Note 8).

Note 11 – Capital Lease Obligations

The Company leases various assets under capital leases expiring through 2020 as follows. At June 30, 2018 (unaudited) and December 31, 2017, capital lease equipment consisted of the following:

	June 30, 2018	December 31, 2017

Medical equipment	$4,253,123	$4,686,736
Less accumulated depreciation	(3,879,729)	(3,842,443)

Net	$373,394	$844,293

As of June 30, 2018, the Company is in default of substantially all its lease obligations, therefore the aggregate future minimum rentals under capital leases in the amount of $1,246,853 are deemed to be current.

In December 2016, several lawsuits were filed for past due lease payment obligations. In January 2017, default judgements were issued against the Company aggregating to $3.5 million, including default interest, late fees, penalties and other fees (see Note 15). Additionally, the Company recognized additional interest expense of $0.6 million to recognize the additional obligations under these leases.

Note 12 – Redeemable Preferred Stock

The Company has 5,000,000 authorized shares of Preferred Stock at a par value of $0.01. Issuances of the Company’s Preferred Stock included as part of stockholders’ deficit are discussed in Note 13. The following is a summary of the issuances of the Company’s Redeemable Preferred Stock.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Series I-1 Convertible Preferred Stock

On October 30, 2017, the Company closed an offering of $4,960,000 stated value of 4,960 shares of newly-authorized Series I-1 Convertible Preferred Stock (the “Series I-1 Preferred Stock”). Each share of Series I-1 Preferred Stock has a stated value of $1,000. The offering was pursuant to the terms of the Securities Purchase Agreement, dated as of October 30, 2017 (the “Purchase Agreement”), between the Company and certain existing institutional investors of the Company. The Company received proceeds of $4.0 million from the offering. The Purchase Agreement gives the investors the right to participate in up to 50% of any offering of common stock or common stock equivalents by the Company. In the event of any such offering, the investors may also exchange all or some of their Series I-1 Preferred Stock for such new securities on an $0.80 stated value of Series I-1 Preferred Stock for $1.00 of new subscription amount basis. Each share of Series I-1 Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to the lesser of (i) $1.00, subject to adjustment, and (ii) 85% of the lesser of the volume weighted average market price of the common stock on the day prior to conversion or on the day of conversion. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the Certificate of Designation of the Series I-1 Preferred Stock. Upon the occurrence of certain Triggering Events, as defined in the Certificate of Designation of the Series I-1 Preferred Stock, the holder shall, in addition to any other right it may have, have the right, at its option, to require the Company to either redeem the Series I-1 Preferred Stock in cash or in certain circumstance in shares of common stock at the redemption prices set forth in the Certificate of Designation.

Series I-2 Convertible Preferred Stock

On October 30, 2017, the Company entered into Exchange Agreements with the holders of the September Debentures to provide that the holders may, from time to time, exchange their September Debentures for shares of a newly-authorized Series I-2 Preferred Stock. The exchange agreements permitted the holders of the September Debentures to exchange specified principal amounts of the September Debentures on various closing dates starting on December 2, 2017, as more fully discussed in Note 9. At the holder’s option each holder may reduce the principal amount of September Debentures exchanged on any particular closing date, or elect not to exchange any September Debentures at all on a closing date. If a holder does choose to exchange less principal amount of September Debentures, or no September Debentures at all, it can carry forward such lesser amount to a future closing date and then exchange more than the originally specified principal amount for that later closing date. For each $0.80 of principal amount of September Debenture surrendered to the Company at any closing date, the Company will issue the holder a share of Series I-2 Preferred Stock with a stated value of $1.00. Each share of Series I-2 Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to the lesser of (i) $1.00, subject to adjustment, and (ii) 85% of the lesser of the volume weighted average market price of the common stock on the day prior to conversion or on the day of conversion. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the Certificate of Designation of the Series I-2 Preferred Stock. From December 2, 2017 through March 1, 2018, any exchange under the Exchange Agreements was at the option of the holder. Subsequent to March 2018, any exchange is at the option of the Company.

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

On February 9, 2018, the holders exercised their right to exchange a portion of the September Debentures for shares of the Series I-2 Preferred Stock for the first time. On that date, the holders elected to exchange an aggregate of $1,384,556 principal amount of September Debentures and the Company issued an aggregate 1,730.7 shares of its Series I-2 Preferred Stock. The Company recorded a loss of $651,560 on the exchange.

On July 16, 2018, the Company issued an additional of 2,176.975 shares of its Series I-2 Preferred Stock in exchange for $1,741,580 principal amount of debentures and during July 2018, the holder converted 421.94233 shares of Series I-2 Preferred Stock into 482,643,330 shares of the Company’s common stock. These subsequent events are more fully discussed in Note 20.

Series J Convertible Preferred Stock

On July 23, 2018, the Company issued to a related party 250,000 shares of the newly created Series J Convertible Preferred Stock as more fully discussed in Note 20.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 13 – Stockholders’ Deficit

Preferred Stock

The Company has 5,000,000 shares, par value $0.01, of preferred stock authorized. As of June 30, 2018, the Company had outstanding shares of preferred stock consisting of shares of its Series I-1 Preferred Stock and shares of Series I-2 Preferred Stock (both of which are more fully discussed in Note 12), 215 shares of its Series G Preferred Stock, 10 shares of its Series H Preferred Stock and 1,750,000 shares of its Series F Convertible Preferred Stock. During the three months ended June 30, 2018, 50 shares of the Series H Preferred Stock were converted into 20,000,000 shares of the Company’s common stock.

The rights of Preferred F, G, and H are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Series G and H preferred stock are convertible into shares of the Company’s common stock at a price equal to 85% of the volume weighted average price of the Company’s common stock at the time of conversion. The Series F Preferred Stock is convertible into shares of the Company’s common stock at a fixed price of $29.25 per share.

Common Stock

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

The Company had 1,591,673,800 and 19,750,844 shares of common stock issued and outstanding at June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018, the Company:

●	issued an aggregate of 1,118,810,452 shares of its common stock upon conversion of $5.8 million of the principal amount of the March 2017 Debentures. The value of the common stock issued was based on the fair value of the stock at the time of issuance;

●	issued 361,840,000 shares of common stock upon exercise of 550,652,213 warrants, on a cashless basis; and

●	issued 20,000,000 shares of common stock upon the conversion of 50 shares of its Series H Preferred stock as discussed above.

Restricted Stock

On August 14, 2017, the Board of Directors, based on the recommendation of the Compensation Committee of the Board and in accordance with the provisions of the 2007 Equity Plan, approved grants to employees and directors of the Company of an aggregate of 181,933 shares of restricted common stock of the Company. The grants fully vest on the first anniversary of the date of grant, subject to the grantee’s continued status as an employee or director on the vesting date.

During the six months ended June 30, 2018:

●	60,827 shares of the restricted stock were forfeited by their terms and returned to treasury.

●	the Company issued an aggregate of 71,333,333 shares of restricted stock to employees and directors, based upon the recommendation of the Compensation Committee of the Board. The grants fully vested immediately. The Company recognized stock-based compensation in the amount of $477,933 for the grant of such restricted stock based on a valuation of $.0067 per share. In addition, the Company recorded $134,960 of compensation expense related to restricted stock issued in 2017. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Options

During the six months ended June 30, 2018 and 2017, the Company recorded approximately $48,393 and $69,230, respectively, as stock compensation expense from the amortization of stock options issued in prior periods. As of June 30, 2018, the weighted average remaining contractual life was 8.0 years for options outstanding and exercisable. The intrinsic value of options exercisable at June 30, 2018 and 2017 was $0. As of June 30, 2018, the remaining expense is approximately $82,993 over the remaining amortization period which is 0.79 years under the Company’s 2007 Equity Plan. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period using the simplified method. The Company has not paid cash dividends on its common stock and no assumption of dividend payment(s) is made in the model.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2018:

	Number of options	Weighted-average exercise price	Weighted-average contractual term (Yrs.)
Outstanding at December 31, 2017	38,478	$2,072.75	8.33
Granted	-	-
Expired	-	-
Forfeit	-	-
Exercised	-	-
Outstanding at June 30, 2018	38,478	$2,072.75	7.73
Exercisable at June 30, 2018	32,922	$2,373.16

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock. The following summarizes the information related to warrants issued and the activity during the six months ended June 30, 2018:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2017	2,176,403,218	$0.0444
Warrants issued during the period	-	$-
Increases due to dilution	30,081,680,059	$-
Warrants exercised during the period	(550,652,213)	$0.0038
Warrants expired during the period	-	$-
Balance at June 30, 2018	31,707,431,064	$0.0030

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The following table presents the dilutive effect of our various potential common shares as of August 1, 2018:

August 1, 2018
Common shares outstanding	3,000,000,000
Dilutive potential shares:
Stock options	38,478
Warrants	81,566,002,020
Convertible debt	3,205,778,378
Convertible preferred stock	13,063,630,114
Total dilutive potential common shares, including outstanding common stock	100,835,448,990

As of August 1, 2018, the Company lacked a sufficient number of authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

Note 14 – Supplemental Disclosure of Cash Flow Information

The supplemental cash flow information for the six months ended June 30, 2018 and 2017 (unaudited) is as follows:

	Six Months Ended June 30,
	2018		2017
Cash paid for interest		$18,894		$976,984
Cash paid for income taxes		$-		$401,313

Acquisition of Jamestown Regional Medical Center:
Cash		$375		$-
Inventory		$450,682		$-
Prepaid expenses and other current assets		$310,384		$-
Property and equipment		$7,347,467		$-
Intangible Assets		$452,455		$-
Accrued expenses		$(193,966)		$-

Non-cash investing and financing activities:
Exchange of preferred stock for convertible debentures and warrants		$-		$4,490,760
Cashless exercise of warrants		$3,957,766		$-
Exchange of convertible debentures for convertible debentures and warrants		$-		$2,464,500
Exchange of debentures into Series I-2 Preferred Stock		$1,384,556		$-
Note payable and warrants settled through issuance of common stock		$-		$440,000
Exchange of Series H Preferred Stock for debentures		$-		$2,174,000
Debentures converted into common stock		$7,093,763		$2,651,236
OID from issuance of debentures		$1,310,000		$3,080,200
Conversions of shares of Preferred Stock for common stock	$			$7,785,000
Conversions of shares of Series H Preferred Stock for common stock		$200,000	$
Deemed dividend for trigger of down round provision feature		$-		$51,061,339

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 15 – Commitments and Contingencies

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

The Company’s Epinex Diagnostics Laboratories, Inc. subsidiary was sued in a California state court by two former employees who alleged that they were wrongfully terminated, as well as for a variety of unpaid wage claims. The parties entered into a settlement agreement of this matter on July 29, 2016 for approximately $0.2 million, and the settlement was consummated on August 25, 2016. In October of 2016, the plaintiffs in this matter filed a motion with the court seeking payment for attorneys’ fees in the approximate amount of $0.7 million. On March 24, 2017, the court granted plaintiffs’ motion for payment of attorneys’ fees in the amount of $0.3 million, and the Company has accrued this amount in its condensed consolidated financial statements. Additionally, the Company is seeking indemnification for these amounts from Epinex Diagnostics, Inc., the seller of Epinex Diagnostic Laboratories, Inc., pursuant to a Stock Purchase Agreement entered into by and among the parties.

In February 2016, the Company received notice that the Internal Revenue Service (the “IRS”) placed a lien against Medytox Solutions, Inc. and its subsidiaries relating to unpaid 2014 taxes due, plus penalties and interest, in the amount of $5.0 million. The Company paid $0.1 million toward its 2014 tax liability on March 2016. The Company filed its 2015 Federal tax return on March 15, 2016 and the accompanying election to carryback the reported net operating losses was filed in April 2016. On August 24, 2016, the lien was released, and on September of 2016 the Company received a refund from the IRS in the amount of $1.9 million. In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return. The Company is currently unable to predict the outcome of the audit or any liability to the Company that may result from the audit and made provisions of approximately $2.0 million as a liability in its financial statements as well as an estimated $1.9 million of receivables for an additional refund that it believes is due. The Company expects the audit and all tax related matters to be concluded in late 2018.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. On January 25, 2017, the Company paid the DOR $250,000 as partial payment on this liability, and in February 2017 the Company entered into a Stipulation Agreement with the DOR which allows the Company to make monthly installment payments of $35,000 until February 2018 and negotiate a new payment agreement then, if the balance of $0.3 million cannot be satisfied in a lump sum. If at any time during the Stipulation period the Company fails to timely file any required tax returns with the DOR or does not meet the payment obligations under the Stipulation Agreement, the entire amount due will be accelerated. The Company has managed to pay some but not all of the required payments and approximately $0.5 million remains outstanding to the DOR at June 30, 2018.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra (see Note 11). On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. In January and February of 2017, the Company made payments to Tetra relating to this judgment aggregating to $0.7 million, and on February 15, 2017, the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due would be paid in 24 equal monthly installments. The Company has not maintained the payment schedule to Tetra. As a result of this default, in May 2018, Tetra and the Company agreed to dispose of certain equipment and the proceeds from the sale have been applied to the outstanding balance. The balance owed to Tetra at June 30, 2018 was $0.9 million and the Company remains in default.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 11). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company has recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due will be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage have now disposed of certain equipment and reduced the balance owed to DeLage. A balance of $0.2 million remains outstanding at June 30, 2018.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

On December 7, 2016, the holders of the Tegal Notes (see Note 8) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of the principal of $341,612, and accrued interest of $43,000. A request for entry of default judgment was filed on January 24, 2017. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. To date, the Company has yet to repay this amount.

In November 2017 a former shareholder of Genomas filed suit against the Company for payment of a $200,000 Note payable by the subsidiary Genomas. This Note is recorded in the financial statements of the subsidiary and is not payable directly from the Company. Other claims were included in the suit, which the Company believed to be frivolous and without merit. The Company filed a motion to dismiss certain of the claims. The Company has now made payments totaling $120,000 against this note and agreed to a schedule of payments to discharge the remaining amounts. The parties have agreed to dismiss the legal action.

The counterparty to the prepaid forward purchase agreement entered into by the Company on March 31, 2016, as amended, has filed a demand for arbitration under the agreement with regard to the outstanding balance. See Note 9. The Company does not have the financial resources to satisfy this amount.

Two former employees of the Company’s CollabRx, Inc. subsidiary have filed suits in a California state court in connection with amounts claimed to be owed under their respective employment agreements with the subsidiary. The aggregate amount claimed is approximately $300,000. The Company intends to defend these cases vigorously.

Note 16 – Segment Information

Operating segments are defined under U.S. GAAP as components of an enterprise for which discrete financial information is available and are evaluated regularly by the enterprise’s chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in two reportable business segments:

●	Clinical Laboratory Operations, which specializes in providing urine and blood toxicology and pain medication testing to physicians, clinics and rehabilitation facilities in the United States.

●	Hospital Operations, which reflects the purchase of Jamestown Regional Medical Center and the operations of Big South Fork Medical Center.

The Company’s Corporate expenses reflect consolidated company wide support services such as finance, legal counsel, human resources, and payroll.

The Company’s Decision Support and Informatics segment and its Supportive Software Solutions segment are now included in discontinued operations as they have been classified as held for sale as of June 30, 2018. The accounting policies of the reportable segments are the same as those described in Note 1 above and in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 24, 2018.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Selected financial information for the Company’s operating segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues - External
Clinical Laboratory Operations	$114,736	$74,565	$160,321	$758,830
Hospital Operations	3,177,481	-	4,733,556	-
	$3,292,217	$74,565	$4,893,877	$758,830
(Loss) income from operations
Clinical Laboratory Operations	$(462,271)	$(1,477,754)	$(1,218,354)	$(2,770,029)
Hospital Operations	(1,231,764)	(553,352)	(2,704,363)	(1,020,668)
Corporate	(699,350)	(1,884,287)	(2,182,691)	(3,688,804)
Eliminations	-	330	-	8,181
	$(2,393,385)	$(3,915,063)	$(6,105,408)	$(7,471,320)
Depreciation and amortization
Clinical Laboratory Operations	$217,495	$419,905	$512,969	$854,373
Corporate	248	349	562	661
Hospital Operations	99,991	-	137,717	-
Eliminations	-	(330)	-	(8,181)
	$317,734	$419,924	$651,248	$846,853
Capital expenditures
Clinical Laboratory Operations	$-	$-	$-	$-
Hospital Operations	-	214,147	-	1,394,087
Eliminations	-	-	-	-
	$-	$214,147	$-	$1,394,087

	June 30, 2018	December 31, 2017
Total assets
Clinical Laboratory Operations	$789,278	$1,503,520
Supportive Software Solutions	1,697,042	2,549,504
Decision Support and Informatics	36,870	-
Hospital Operations	11,783,059	3,436,773
Corporate	5,446,170	255,566
Eliminations	(3,506,174)	(1,454,569)
Total Assets	$16,246,245	$6,290,794

Note 17 – Derivative Financial Instruments and Fair Value

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At June 30, 2018 and December 31, 2017, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 and June 30, 2018:

	Level 1	Level 2	Level 3	Total
As of December 31, 2017:
Embedded conversion options	$-	$-	$1,577,025	$1,577,025
Common stock warrants	-	-	10,858,225	10,858,225
Total	$-	$-	$12,435,250	$12,435,250

As of June 30, 2018:
Embedded conversion options	$-	$-	$564,241	$564,241
Common stock warrants	-	-	102,376,314	102,376,314
Total	$-	$-	$102,940,555	$102,940,555

For the three and six months ended June 30, 2018, total income (loss) on instruments valued using Level 3 valuations was $44.2 million and ($95.6) million, respectively.

The Company utilized the following methods to value its derivative liabilities for the six months ended June 30, 2018: (i) for embedded conversion options valued at $507,438, the Company determined the fair value by comparing the discounted conversion price per share (85% of market price) multiplied by the number of shares issuable at the balance sheet date to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability; (ii) for warrants valued at $102.4 million, the Company determined the fair value by using a binomial model and monte carlo simulations; and (iii) for warrants valued at $12,999 and embedded conversion options valued at $56,803, the Company determined the fair value using the Black-Scholes option pricing model. In addition, the Company valued the modification in the term of the March 2017 Series B Warrants at $256,417 using the Black-Scholes option pricing model. All inputs for the derivative liabilities are observable and, therefore, there is no sensitivity in the valuation to unobservable inputs.

The following table reconciles the changes in the liabilities categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2018:

Balance at December 31, 2017	$12,435,250
Loss on change in fair value of debentures and warrants *	94,965,093
Fair value of warrants exercised	(3,957,766)
Fair value of debentures converted	(1,265,300)
Fair value of debentures exchanged for Series I-2 Preferred Stock	(1,331)
Modification of warrants	256,457
Issuance of convertible debt	508,152
Balance at June 30, 2018	$102,940,555

*In addition to the loss on change in fair value of debentures and warrants, during the six months ended June 30, 2018, the Company recorded a loss on the exchange of convertible debentures into shares of its Series I-2 Preferred Stock of $651,560.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The increase in the fair value of the derivative liabilities is primarily due to the increase in the number of warrants issuable as a result of ratchet provisions and the increase in the spread between the price of the Company’s common stock and the exercise prices of the derivatives. Because the exercise price of a significant portion of the Company’s outstanding warrants is at $0.0018 per share on June 30, 2018, and subject to further reduction in the event of future issuances at lower than $0.0018 per share, the fair value of the warrants increased significantly during the six months ended June 30, 2018.

Note 18 – Discontinued Operations

On July 12, 2017, the Company announced plans to spin off its Advanced Molecular Services Group (“AMSG”) and in the third quarter of 2017 the Company’s Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. Completion of these spinoffs is now expected to occur in the second half of 2018. The Board of Directors is currently considering if AMSG and HTS would be better as one combined spinoff instead off two. The spinoffs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission, and consents, including under various funding agreements previously entered into by the Company. A record date to determine those stockholders entitled to receive shares in the spinoffs should be approximately 30 to 60 days prior to the dates of the spinoffs. The strategic goal of the spinoffs is to create three (or two) public companies, each of which can focus on its own strengths and operational plans. In addition, after the spinoffs, each company will provide a distinct and targeted investment opportunity.

The Company has reflected the amounts relating to AMSG and HTS as disposal groups classified as held for sale and included in discontinued operations in the Company’s accompanying consolidated financial statements. Prior to being classified as held for sale, AMSG had been included in the Decision Support and Informatics division, except for the Company’s subsidiary, Alethea Laboratories, Inc., which had been included in the Clinical Laboratories division, and HTS had been included in the Company’s Supportive Software Solutions division. The segment disclosures included in our results of operations no longer include amounts relating to AMSG and HTS following the reclassification to discontinued operations except that the inter-company debt as of June 30, 2018 from HTS to the Company of $14,545,208 and from AMSG of $7,318,608 will remain with the separated entities. The Company hopes to complete the spin off(s) in a manner to permit it to recognize these amounts on its balance sheet as investments in the divisions.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the condensed consolidated balance sheets consisted of the following:

AMSG Assets and Liabilities:

	June 30, 2018	December 31, 2017
	(unaudited)	(unaudited)
Cash	$5,121	$9,273
Accounts receivable, net	5,947	19,022
Prepaid expenses and other current assets	25,477	25,477
Current assets classified as held for sale	$36,545	$53,772

Accounts payable (includes related parties)	$480,013	$671,561
Accrued expenses	396,440	375,165
Current portion of notes payable	325,603	249,589
Current liabilities classified as held for sale	$1,202,056	$1,296,315

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

HTS Assets and Liabilities:

	June 30, 2018	December 31, 2017
	(unaudited)	(unaudited)
Cash	$6,568	$8,281
Accounts receivable, net	214,962	160,715
Prepaid expenses and other current assets	11,451	3,964
Current assets classified as held for sale	$232,981	$172,960

Property and equipment, net	$11,449	$21,078
Deposits	6,029	7,756
Non-current assets classified as held for sale	$17,478	$28,834

Accounts payable (includes related parties)	$458,976	$407,404
Accrued expenses	370,782	269,135
Current liabilities classified as held for sale	$829,758	$676,539

Consolidated Discontinued Operations Assets and Liabilities:
Total Discontinued Assets and Liabilities:

	June 30, 2018	December 31, 2017
	(unaudited)	(unaudited)
Cash	$11,689	$17,554
Accounts receivable, net	220,909	179,737
Prepaid expenses and other current assets	36,928	29,441
Current assets classified as held for sale	$269,526	$226,732

Property and equipment, net	$11,449	$21,078
Deposits	6,029	7,756
Non-current assets classified as held for sale	$17,478	$28,834

Accounts payable (includes related parties)	$938,989	$1,078,965
Accrued expenses	767,222	644,300
Current portion of notes payable	325,603	249,589
Current liabilities classified as held for sale	$2,031,814	$1,972,854

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Major line items constituting income (loss) from discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 consisted of the following:

AMSG Loss from Discontinued Operations:

	Three Months Ended
	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Revenue from services	$45,156	$46,526
Cost of services	6,075	-
Gross profit	39,080	46,526
Operating expenses	94,683	370,873
Other (income) expenses	(13,313)	11,225
Loss from discontinued operations	$(42,290)	$(335,572)

HTS Loss from Discontinued Operations:

	Three Months Ended
	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Revenue from services	$441,458	$459,512
Cost of services	31,665	28,677
Gross profit	409,793	430,835
Operating expenses	510,589	773,184
Other (income) expenses	3,491	-
Loss from discontinued operations	$(104,287)	$(342,349)

AMSG Income (loss) from Discontinued Operations:

	Six Months Ended
	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Revenue from services	$78,841	$223,104
Cost of services	22,214	769
Gross profit	56,627	222,335
Operating expenses	270,885	897,406
Other (income) expenses	(813,510)	8,244
Income (loss) from discontinued operations	$599,252	$(683,315)

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

HTS Loss from Discontinued Operations:

	Six Months Ended
	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Revenue from services	$791,971	$774,782
Cost of services	65,883	75,381
Gross profit	726,088	699,401
Operating expenses	1,044,155	1,760,295
Other (income) expenses	5,969	-
Loss from discontinued operations	$(324,036)	$(1,060,894)

Consolidated Loss from Discontinued Operations:

	Three Months Ended
	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Revenue from services	$486,614	$506,038
Cost of services	37,740	28,677
Gross profit	448,874	477,361
Operating expenses	605,272	1,144,057
Other (income) expenses	(9,821)	11,225
Loss from discontinued operations	$(146,577)	$(677,921)

Consolidated Income (loss) from Discontinued Operations:

	Six Months Ended
	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Revenue from services	$870,812	$997,886
Cost of services	88,097	76,150
Gross profit	782,715	921,736
Operating expenses	1,315,040	2,657,701
Other (income) expenses	(807,541)	8,244
Income (loss) from discontinued operations	$275,216	$(1,744,209)

Note 19 – Recent Accounting Pronouncements

Accounting Pronouncements Adopted

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815).” The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company had determined that this amendment had a material impact on its consolidated financial statements and has early adopted this accounting standard update. The provisions of this Update and its impact on the Company’s financial statements are discussed in Note 1.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Effective January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as more fully discussed in Note 1.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) as updated. This new standard introduces a new lease model that requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. While this new standard retains most of the principles of the existing lessor model under U.S. GAAP, it aligns many of those principles with ASC 606: Revenue from Contracts with Customers. The new guidance will be effective for us beginning after December 31, 2018. Early adoption will be permitted for all entities. The Company has not yet determined the impact of the adoption of this guidance on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard provides companies with an option to reclassify stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act (“TCJA”) from accumulated other comprehensive income to retained earnings. This ASU will be effective for us for annual and interim periods beginning on December 15, 2018. Early adoption of this standard is permitted and may be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax rate as a result of TCJA is recognized. The Company does not expect the adoption of this ASU to have a material impact on its results of operations, financial position and cash flows.

In February 2018, the FASB issued ASU 2018-03; Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The technical corrections and improvements intended to clarify certain aspects of the guidance on recognizing and measuring financial assets and liabilities in ASU 2016-01. This includes equity securities without a readily determinable fair value, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in foreign currency and transition guidance for equity securities without a readily determinable fair value. The Company is required to adopt these standards starting in the first quarter of fiscal year 2019 and does not anticipate that implementation will have a material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)”, which amended ASC 740 to incorporate the requirements of Staff Accounting Bulletin (“SAB”) 118. Issued in December 2017 by the SEC, SAB 118 addresses the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA which was signed into law on December 22, 2017. The Company does not expect this to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company has not yet determined the effect of this pronouncement on its consolidated financial statements.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 20 – Subsequent Events

Issuance of Debentures

On July 16, 2018, the Company entered into Additional Issuance Agreements (the “Issuance Agreements”), with two existing institutional investors of the Company. Under the Issuance Agreements, the Company issued $1,240,000 aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019 and received proceeds of $1,000,000. The Issuance Agreements also provide that, from time to time on or before December 31, 2018, in one or more closings, the Company may request that the institutional investors purchase up to $3,100,000 aggregate principal amount of additional debentures, on the same terms. Any purchase by the investors will be at their discretion. As of August 13, 2018, the Company has received additional proceeds of $1,500,000 from the issuances of $1,860,000 of principal amount of additional debentures.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Issuance of Series I-2 Preferred Stock in Exchange for Debentures

Under the Exchange Agreements with the holders of the September Debentures, on July 16, 2018, the holders exchanged a portion of the September Debentures for shares of the Company’s Series I-2 Preferred Stock. On that date, the holders elected to exchange an aggregate of $1,741,580 principal amount of the September Debentures and the Company issued an aggregate of 2,176.975 shares of its Series I-2 Preferred Stock.

Issuance of Series J Convertible Preferred Stock

On July 20, 2018, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series J Convertible Preferred Stock (the “Series J Preferred Stock”). On July 23, 2018, the Company entered into an Exchange Agreement (the “Agreement”) with Alcimede, of which Seamus Lagan, our Chief Executive Officer, is the sole manager. Pursuant to the Agreement, the Company issued to Alcimede 250,000 shares of the Series J Preferred Stock in exchange for the cancellation of the outstanding principal and interest owed by the Company to Alcimede under the Note, dated February 5, 2015, and the cancellation of certain amounts owed by the Company to Alcimede under a consulting agreement between the parties. The total amount of consideration paid by Alcimede to the Company equaled $250,000. The Company’s Board of Directors has designated 250,000 shares of the 5,000,000 authorized shares of its preferred stock as the Series J Preferred Stock. Each share of the Series J Preferred Stock has a stated value of $1.00. The conversion price is equal to the average closing price of the Company’s common stock on the 10 trading days immediately prior to the conversion date. Each holder of the Series J Preferred Stock shall be entitled to vote on all matters submitted to a vote of the holders of the Company’s common stock. With respect to a vote of stockholders, no later than September 30, 2018 only, to approve either or both of a reverse stock split of the Company’s common stock and an increase in the authorized shares of common stock from three billion shares to up to ten billion shares, each share of the Series J Preferred Stock shall be entitled to the whole number of votes equal to 12,000 shares of common stock. With respect to all other matters, and from and after October 1, 2018, each share of the Series J Preferred Stock shall be entitled to the whole number of votes equal to the number of common shares into which it is then convertible. The full terms of the Series J Preferred Stock are listed in the Certificate of Designations filed as Exhibit 3.16 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018.

Common Stock

As of August 1, 2018, the Company has outstanding 3.0 billion shares of its common stock. Since June 30, 2018, the Company has issued 1.4 billion shares of common stock through August 1, 2018 as follows:

●	421.94233 shares of its Series I-2 Preferred Stock were converted into 482,643,330 shares of common stock;

●	624,529,524 shares of common stock were issued upon conversion of $809,334 of the principal amount of the March 2017 Debentures; and

●	301,333,334 shares of common stock were issued for the cashless exercise of 1,849,500,000 March 2017 Series B warrants.

The Company has exhausted all of its authorized shares of common stock and, absent an increase in the authorized shares or a reverse split or both, will be unable to issue any additional shares of common stock.

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

Our Services

Our principal line of business historically was clinical laboratory blood and urine testing services, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Testing services to rehabilitation facilities represented approximately 3% and 95% of our revenues for the six months ended June 30, 2018 and 2017, respectively, the change caused by the increase in revenue from our hospital operations. Since the opening of our hospital in Oneida, Tennessee in August 2017, our principal line of business has been our hospital operations.

Scott County Community Hospital (now known as Big South Fork Medical Center)

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

Jamestown Regional Medical Center

On January 31, 2018, the Company entered into an asset purchase agreement to acquire certain assets related to an acute care hospital located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center. The purchase was completed on June 1, 2018. The hospital was acquired by a newly formed subsidiary, Jamestown TN Medical Center, Inc., and is an 85-bed facility of approximately 90,000 square feet on over eight acres of land, which offers a 24-hour Emergency Department with two spacious trauma bays and seven private exam rooms, inpatient and outpatient medical services and a Progressive Care Unit which provides telemetry services. The acquisition also included a separate physician practice which will now operate under Rennova as Mountain View Physician Practice, Inc.

Net annual revenues for the hospital in Jamestown in recent years have been approximately $15 million with government payers including Medicare and Medicaid accounting for in excess of 60% of the payor mix. Rennova does not expect this payor mix to change significantly in the near future. The hospital was acquired for approximately $635,096 from Community Health Systems, Inc. Diligence, legal and other costs associated with the acquisition are estimated to be approximately $500,000 meaning the total cost of acquisition to the Company is approximately $1,100,000. Jamestown is located 38 miles from the Company’s other hospital, the Big South Fork Medical Center, which is located in Oneida, Tennessee.

Comparison for the three months ended June 30, 2018 and June 30, 2017

The following table summarizes the results of our consolidated continuing operations for the three months ended June 30, 2018 and 2017 (unaudited):

	Three Months Ended June 30,
	2018		2017

Net revenues	$3,292,217	100.0%	$74,565	100.0%
Operating expenses:
Direct costs of revenue	2,369,813	72.0%	210,403	282.2%
General and administrative expenses	2,998,055	91.1%	3,164,563	4244.0%
Sales and marketing expenses	-	0.0%	194,738	261.2%
Depreciation and amortization	317,734	9.7%	419,924	563.2%
Loss from operations	(2,393,385)	-72.7%	(3,915,063)	-5250.5%
Interest expense	(4,446,090)	-135.0%	(6,135,982)	-8229.0%
Other income, net	409,092	12.4%	50,757	68.1%
Gain on Bargain Purchase	7,732,302	234.9%	-	0.0%
Change in fair value of derivative instruments	44,162,579	1341.4%	-	0.0%
Income tax expense	-	0.0%	-	0.0%
Net income (loss) from continuing operations	$45,464,498	1381.0%	$(10,000,288)	-13411.5%

Net Revenues

Consolidated net revenues were $3.3 million for the three months ended June 30, 2018, as compared to $74.6 thousand for the three months ended June 30, 2017, an increase of $3.2 million. The increase is due to revenue from Jamestown Regional Medical Center, which was acquired on June 1, 2018 and the Big South Fork Medical Center, which we began operating on August 8, 2017. The increase in Hospital revenue was offset by a $0.7 million decrease in Clinical Laboratory Operations revenue for the three months ended June 30, 2018 compared to the same period in 2017. The 2018 and 2017 net revenues include a bad debt expense elimination of $0.7 million and $0.6 million, respectively, for doubtful accounts and allowance billing adjustments by insurance companies.

Direct Cost of Revenue

Direct costs of revenue increased by $2.2 million compared to the three months ended June 30, 2017. The increase is related to the hospital operations.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million, or 5%, compared to the same period a year ago due to a significant reduction in the number of laboratory facilities, thereby reducing the number of employees and the related operating expenses.

Sales and Marketing Expenses

There was a decline in sales and marketing expenses of $0.2 million, or 100%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, which is due to a significant reduction in sales force and in total marketing spend.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $0.3 million for the three months ended June 30, 2018 as compared to $0.4 million for the same period a year ago as some of our property and equipment became fully depreciated during 2017. We expect our depreciation and amortization expense to increase going forward as a result of the fixed assets associated with our hospital acquisitions.

Loss from Operations

Our operating loss decreased by $1.5 million for the three months ended June 30, 2018 as compared to same period a year ago. We attribute the improvement to the increase in our net revenues generated by our hospital acquisitions.

Interest Expense

Interest expense for the three months ended June 30, 2018 was $4.5 million, as compared to $6.1 million for the three months ended June 30, 2017. Interest expense for the three months ended June 30, 2018 includes $2.5 million for the amortization of debt discount and deferred financial costs related to convertible debentures and warrants and $2.0 million for interest expense on notes payable and capital lease obligations. Interest expense in the three months ended June 30, 2017 includes a $2.8 million non-cash interest charge related to the issuance of convertible debentures and warrants during the period, and $0.9 million for the amortization of debt discount and deferred financing costs.

Other income (expense)

Other income increased by $358,000 for the three months ended June 30, 2018 as compared to same period a year ago. There also was a $7.7 million gain on the bargain purchase involving real property assets acquired in the Jamestown Regional Medical Center acquisition on June 1, 2018.

Change in Fair Value of Derivative Instruments

Increase in the fair value of derivative instruments is primarily due to the increase in the spread between the price of our common stock and the exercise/conversion prices of the derivatives from March 31, 2018 to June 30, 2018.

Net Income (loss)

Our net income from continuing operations was $45.5 million for the three months ended June 30, 2018, as compared to a net loss of $10.0 million for the three months ended June 30, 2017. The net gain is due primarily to the revaluation of our derivative instruments. Also contributing to the net income in the current period is the $7.7 million bargain purchase gain related to the Jamestown Regional Medical Center acquisition on June 1, 2018, among other items.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Three Months Ended June 30,
Clinical Laboratory Operations	2018	2017	Change	%

Net revenues	$114,736	$74,565	$40,171	53.9%
Operating expenses:
Direct costs of revenue	20,609	183,598	(162,989)	-88.8%
General and administrative expenses	338,902	756,416	(417,514)	-55.2%
Sales and marketing expenses	-	192,400	(192,400)	-100.0%
Depreciation and amortization	217,496	419,905	(202,409)	-48.2%

Loss from operations	$(462,271)	$(1,477,754)	$1,015,483	68.7%

Key Operating Measures - Revenues:
Insured tests performed	840	14,459	(13,619)	-94.2%
Net revenue per insured test	$136.59	$5.16	$131.43	-2548.6%
Revenue recognition percent of gross billings	13%	13%	0.0%

Key Operating Measures - Direct Costs:
Total samples processed	1,282	5,545	(4,263)	-76.9%
Direct costs per sample	$16.08	$33.11	$(17.03)	-51.4%

The following table presents key financial metrics for our Hospital segment:

	Three Months Ended June 30,
Hospital	2018	2017	Change	%

Net revenues	$3,177,481	$-	$3,177,481	0.0%
Operating expenses:
Direct costs of revenue	2,349,203	-	2,349,203	0.0%
General and administrative expenses	1,960,050	553,352	1,406,698	-254.2%
Depreciation and amortization	99,991	-	99,991	0.0%

Loss from operations	$(1,231,764)	$(553,352)	$(678,412)	-122.6%

Number of Patients Serviced	5,070	-	5,070

Key Operating Measures - Net Revenues per patient:	$626.72	N/A	N/A

Key Operating Measures - Direct costs of revenue per patient:	$463.35	N/A	N/A

Our hospital operations began on August 8, 2017.

Our Hospital Operations segment, formed in January of 2017, had general and administrative expenses of $1.9 million for the three months ended June 30, 2018, as compared to $0.6 million for the three months ended June 30, 2017. These expenses consisted primarily of employee compensation costs, legal expenses and startup expenses.

The following table presents key financial metrics for our Corporate group:

	Three Months Ended June 30,
Corporate	2018	2017	Change	%

Operating expenses:
General and administrative expenses	$699,102	$1,854,795	$(1,155,693)	-62.3%
Direct costs of revenue	-	26,805	(26,805)	-100.0%
Sales and marketing expenses	-	2,338	(2,338)	-100.0%
Depreciation and amortization	248	19	229	1205.3%
Eliminations	-	330	(330)	-100.0%

Loss from operations	$(699,350)	$(1,884,287)	$1,184,937	-62.9%

Comparison for the six months ended June 30, 2018 and June 30, 2017

The following table summarizes the results of our consolidated continuing operations for the six months ended June 30, 2018 and 2017 (unaudited):

	Six Months Ended June 30,
	2018		2017
	$	%	$	%
Net revenues	$4,893,877	100.0%	$758,830	100.0%
Operating expenses:
Direct costs of revenue	4,459,179	91.1%	455,234	60.0%
General and administrative expenses	5,890,073	120.4%	6,481,011	854.1%
Sales and marketing expenses	(1,215)	0.0%	447,052	58.9%
Depreciation and amortization	651,248	13.3%	846,853	111.6%
Loss from operations	(6,105,408)	-124.8%	(7,471,320)	-984.6%
Interest expense	(7,753,103)	-158.4%	(11,178,844)	-1473.2%
Other income	421,061	8.6%	50,757	6.7%
Gain on Bargain Purchase	7,732,302	158.0%	-	0.0%
Change in fair value of derivative instruments	(95,616,653)	-1953.8%	(42,702,815)	-5627.5%
Gain on extinguishment of debt	-	0.0%	42,702,815	5627.5%
Income tax expense	(76)	0.0%	(3,250)	-0.4%
Net loss	$(101,321,877)	-2070.4%	$(18,602,657)	-2451.5%

Net Revenues

Consolidated net revenues were $4.9 million for the six months ended June 30, 2018, as compared to $0.8 million for the six months ended June 30, 2017, an increase of $4.2 million. The increase is due to revenue from Jamestown Regional Medical Center, which was acquired on June 1, 2018 and the Big South Fork Medical Center, which we began operating on August 8, 2017. The increase in Hospital revenue was offset by a $0.6 million decrease in Clinical Laboratory Operations revenue for the six months ended June 30, 2018 compared to the same period in 2017. The 2018 and 2017 net revenues include a bad debt expense elimination of $1.3 million and $0.6 million, respectively, for doubtful accounts and allowance billing adjustments by insurance companies.

Direct Cost of Revenue

Direct costs of revenue increased by $4.0 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The increase is related mostly to our hospital operations.

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million, or 9%, compared to the same period a year ago. The decrease is primarily due to the significant reduction in the number of laboratory facilities to one, thereby reducing the number of employees and the related operating expenses.

Sales and Marketing Expenses

There was a decline in sales and marketing expenses of $0.4 million, or 100%, for the six months ended June 30, 2018 as compared to the three months ended June 30, 2017. We attribute the decrease to the significant reduction in sales force and total marketing spend.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $0.6 million for the six months ended June 30, 2018 as compared to $0.8 million for the same period a year ago as some of our property and equipment became fully depreciated during 2017. We expect our depreciation and amortization expense to increase going forward as a result of the fixed assets associated with our hospital acquisitions.

Loss from Operations

Our operating loss decreased by $1.4 million for the six months ended June 30, 2018 as compared to same period a year ago due to a reduction in the operating loss of our Clinical Laboratory Operations and the decrease in Corporate’s general and administrative expenses, partially offset by the increase in the loss from our Hospital operations.

Interest Expense

Interest expense for the six months ended June 30, 2018 was $7.8 million, as compared to $11.2 million for the six months ended June 30, 2017. The interest expense for the six months ended June 30, 2018 included $7.1 million for the amortization of debt discount and deferred financial costs related to convertible debentures and warrants. Interest expense in the six months ended June 30, 2017 includes a $7.4 million non-cash interest charge related to the issuance of convertible debentures and warrants during the period, and $2.5 million for the amortization of debt discount and deferred financing costs.

Other income (expense)

Other income increased by $370,000 for the six months ended June 30, 2018 as compared to same period a year ago. There also was a $7.7 million gain on the bargain purchase involving real property assets acquired in the Jamestown Regional Medical Center acquisition on June 1, 2018.

Change in Fair Value of Derivative Instruments

The increase in the fair value of the derivative instruments is primarily due to the increase in the number of warrants issuable as a result of ratchet provisions and the increase in the spread between the price of our common stock and the exercise prices of the derivatives. Because the exercise price of a significant portion of outstanding warrants was at $0.0018 per share on June 30, 2018, and subject to further reduction in their exercise price in the event of future issuances at lower than $0.0018 per share, the fair value of the warrants increased significantly during the six months ended June 30, 2018.

Net Loss

Our net loss increased by $84.0 million, to $101.0 million for the six months ended June 30, 2018, as compared to $18.6 million for the six months ended June 30, 2017. The decrease is due primarily to the revaluation of our derivative instruments. Offsetting the increase in net loss in the current period is the $7.7 million bargain purchase gain related to the Jamestown Regional Medical Center acquisition on June 1, 2018, among other items.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment

	Six Months Ended June 30,
Clinical Laboratory Operations	2018	2017	Change	%

Net revenues	$160,321	$758,830	$(598,509)	-78.9%
Operating expenses:
Direct costs of revenue	41,021	414,057	(373,036)	-90.1%
General and administrative expenses	825,900	1,818,330	(992,430)	-54.6%
Sales and marketing expenses	(1,215)	442,099	(443,314)	-100.3%
Depreciation and amortization	512,969	854,373	(341,404)	-40.0%

Loss from operations	$(1,218,354)	$(2,770,029)	$1,551,675	56.0%

Key Operating Measures - Revenues:
Insured tests performed	1,549	37,171	(35,622)	-95.8%
Net revenue per insured test	$103.50	$20.41	$83.09	-407.0%
Revenue recognition percent of gross billings	13.0%	13.0%	0.0%

Key Operating Measures - Direct Costs:
Total samples processed	3,240	12,230	(8,990)	-73.5%
Direct costs per sample	$12.66	$33.86	$(21.20)	-62.6%

The following table presents key financial metrics for our Hospital segment:

	Six Months Ended June 30,
Hospital	2018	2017	Change	%

Net revenues	$4,733,556	$-	$4,733,556	0.0%
Operating expenses:
Direct costs of revenue	4,418,158	-	4,418,158	0.0%
General and administrative expenses	2,882,043	1,020,668	1,861,375	-182.4%
Depreciation and amortization	137,717	-	137,717	0.0%

Loss from operations	$(2,704,363)	$(1,020,668)	$(1,683,695)	-165.0%

Number of Patients Serviced	8,844	-	N/A

Key Operating Measures – Net Revenues per patient:	$535.23	N/A	N/A

Key Operating Measures - Direct costs of revenue per patient:	$499.57	N/A	N/A

Our hospital operations began on August 8, 2017.

Our Hospital Operations segment, formed in January of 2017, had general and administrative expenses of $1.0 million for the six months ended June 30, 2017. These expenses consisted primarily of employee compensation costs, legal expenses and startup expenses.

The following table presents key financial metrics for our Corporate group:

	Six Months Ended June 30,
Corporate	2018	2017	Change	%

Operating expenses:
General and administrative expenses	$2,182,129	$3,642,013	$(1,459,884)	-40.1%
Direct costs of revenue	-	41,177	(41,177)	-100.0%
Sales and marketing expenses	-	4,953	(4,953)	-100.0%
Depreciation and amortization	562	331	231	69.8%
Eliminations	-	330	(330)	-100.0%

Loss from operations	$(2,182,691)	$(3,688,804)	$1,506,113	-40.8%

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2018 and 2017, we have financed our operations primarily from the sale of our equity securities, the issuance of debentures, short-term advances from related parties, and the proceeds we received from pledging certain of our accounts receivable. Future cash needs for working capital, capital expenditures and potential acquisitions will require management to seek additional equity or obtain additional credit facilities. As of August 1, 2018, the Company has exhausted its authorized shares of common stock so it is currently unable to issue additional shares of common stock. The sale of additional equity will result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

At June 30, 2018, we had $7 thousand in cash on hand from continuing operations, a working capital deficit of $123.9 million and a stockholders’ deficit of $129.9 million. In addition, we incurred a loss from continuing operations before other income (expense) and income taxes of $2.4 million and $6.1 million for the three and six months ended June 30, 2018, respectively. As of the date of this report, our cash position is critically deficient and payments critical to our ability to operate are not being made in the ordinary course. Our fixed operating expenses, including payroll, rent, capital lease payments and other fixed expenses, including the costs required to operate Big South Fork Medical Center, which began operations on August 8, 2017, and Jamestown Regional Medical Center, which we acquired on June 1, 2018, are approximately $2.4 to $2.9 million per month.

On February 9, 2018, the holders exercised their right to exchange a portion of the September Debentures for shares of the Series I-2 Preferred Stock for the first time. On that date, the holders elected to exchange an aggregate of $1,384,556 principal amount of September Debentures and the Company issued an aggregate 1,730.7 shares of its Series I-2 Preferred Stock. Also, during the six months ended June 30, 2018, 50 shares of the Company’s Series H Preferred stock were converted into 20,000,000 shares of common stock.

On March 6, 2018, the Company issued 71,333,331 shares of restricted stock to employees and directors, based upon the recommendation of the Compensation Committee of the Board.

During the six months ended June 30, 2018, the Company issued 1,118,810,452 shares of its common stock upon conversion of $5.8 million of the principal amount of the March 2017 Debentures.

During the six months ended June 30, 2018, the Company issued 361,840,000 shares of common stock to the holders of 550,652,213 warrants that were exercised on a cashless basis.

On March 5, 2018, May 14, 2018, May 21, 2018 and June 28, 2018, the Company closed offerings of $6,810,000 aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019. The Company received proceeds of $5,500,000 in the offerings. The terms of these debentures are the same as those issued under the previously-announced Securities Purchase Agreement, dated as of August 31, 2017. These debentures may also be exchanged for shares of the Company’s Series I-2 Convertible Preferred Stock under the terms of exchange agreements.

The Debentures were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and by Rule 506 of Registration D promulgated thereunder as a transaction by an issuer not involving a public offering.

The following table presents our capital resources as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017	Change

Cash	$7,058	$-	$7,058
Working capital	(123,860,212)	(33,931,294)	(92,834,072)
Total debt, excluding discounts and deferred financing fees	25,736,910	25,806,412	(69,502)
Capital lease obligations	1,410,770	2,079,137	(668,366)
Stockholders’ deficit	(129,945,975)	(40,613,461)	(89,332,514)

The following table presents the major sources and uses of cash for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change

Cash used in operations	$(5,756,986)	$(8,611,484)	$2,854,498
Cash provided by (used in) investing activities	598,891	(1,392,151)	1,991,042
Cash provided by financing activities	5,165,153	9,949,336	(4,784,183)

Net change in cash	$7,058	$(54,299)	$61,357

The decrease in cash used in operations for the six months ended June 30, 2018 and 2017 is presented in the following table:

	Six Months Ended June 30,
	2018	2017	Change

Net loss	$(101,321,877)	$(18,602,657)	$(82,719,220)
Accounts receivable	(1,948,788)	908,269	(2,857,057)
Accounts payable and accrued expenses	2,157,598	417,180	1,740,418
Income (loss) from discontinued operations	275,216	(1,744,209)	2,019,425
Other	95,853,343	10,374,519	85,478,824
Net cash used in operating activities	(4,984,508)	(8,646,898)	3,662,390
Cash (used in) provided by discontinued operations	(772,478)	35,414	(807,892)
Cash used in operations	$(5,756,986)	$(8,611,484)	$2,854,498

Cash provided by investing activities for the six months ended June 30, 2018 consist of the $800,000 received from the February 14, 2018 Common Stock Purchase Agreement with two investors pursuant to which the Company agreed to sell an aggregate of 200,000 shares of common stock of NanoVibronix, Inc. owned by the Company at a purchase price of $4.00 per share. The Company had acquired the shares as a result of an investment originally made in 2011. Also, cash was provided in the six months ended June 30, 2018 from the sale of property and equipment of $433,612. Cash provided by investing activities for the six months ended June 30, 2018 was reduced by the purchase of Jamestown Medical Center of $634,721, which is net of cash acquired.

Cash provided by financing activities for the six months ended June 30, 2018 consists of the $5.5 million received from the debenture issuances, and $590,000 from related party notes payable and advances, partially offset by the $256,481 for payments on notes payable and $668,366 for payments on capital lease obligations.

Going Concern and Liquidity

Under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the condensed consolidated financial statements, the Company had a working capital deficit and an accumulated deficit of $123.9 million and $270.2 million, respectively, at June 30, 2018. In addition, the Company had a loss from operations of approximately $101.0 million and cash used in operating activities of $5.8 million for the six months ended June 30, 2018.

The Company’s condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. Initial cost savings were realized by reducing the number of laboratory facilities to one for most of its toxicology diagnostics, thereby reducing the number of employees and associated operating expenses. During 2017, the Company’s Board of Directors voted unanimously to spin off Advanced Molecular Services Group (“AMSG”) and Health Technology Solutions, Inc., (“HTS”), as independent publicly traded companies by way of tax-free distributions to its shareholders. Completion of these spinoffs is expected to occur during the second half of 2018. Our Board of Directors is currently considering if AMSG and HTS would be better as one combined spinoff instead of two. The spin offs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission and consents, including under various funding agreements previously entered by the Company. The intent of the spinoffs of AMSG and HTS is to create three (or two) public companies, each of which can focus on its own strengths and operational plans. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company has reflected amounts relating to AMSG and HTS as disposal groups classified as held for sale and included as part of discontinued operations. AMSG and HTS are no longer included in the segment reporting following the reclassification to discontinued operations. The discontinued operations of AMSG and HTS are described further in Note 18.

During the six months ended June 30, 2018, the Company completed several private placement offerings with institutional investors for $6.8 million in principal less original issue discounts of an aggregate of $1.3 million and received proceeds totaling $5,500,000. As more fully discussed in Note 20 to the accompanying condensed consolidated financial statements, from July 1, 2018 to August 13, 2018, the Company completed additional private placement offerings for an aggregate of $1,860,000 in principal and received $1,500,000 in additional proceeds. Previously, the Company announced that its Big South Fork Medical Center received CMS regional office licensure approval and opened on August 8, 2017. On June 1, 2018, the Company purchased certain assets of and began operating the Jamestown Regional Medical Center, which is located in Jamestown Tennessee. The Company may amend its current revenue recognition policy and percentage for the hospitals when payments are received to support amended revenue recognition methodologies. Therefore, the Company expects that these hospitals will continue to provide additional revenue and cash flow sources.

There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to significantly reduce its operating costs, increase its revenues and eventually regain profitable operations. While implementing cost reduction initiatives and generating operating profits are management’s primary focus, the Company also believes it can raise additional working capital through equity or debt offerings; however, no assurance can be provided that the Company will be successful in such capital raising efforts. .

The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered healthcare services. If the Company is unable to succeed with these new ventures to increase its revenue producing opportunities in the near term, the carrying value of its assets may be materially impacted.

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

As of June 30, 2018, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In our Annual Report on Form 10-K for the year ended December 31, 2017, we identified material weaknesses in our internal control over financial reporting as a result of not properly performing an effective risk assessment or monitoring of our internal controls over financial reporting. With the acquisitions of Oneida and Jamestown Hospitals, there are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. As of June 30, 2018, we concluded that certain of these material weaknesses continued to exist.

The Company expects improvements to be made on the integration of information issues in 2018 as we plan to move towards securing a prompt and accurate reporting system. The Company is continuing to further remediate the material weakness identified above as its resources permit. The Company is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal accounting department (the Company has recently hired a Chief Financial Officer); (ii) continuing the process of converting to a new integrated accounting system to enhance controls and procedures for recording accounting transactions; and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department, including independent review of material cash disbursements.

Notwithstanding such material weakness, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

(b)	Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings related to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. The Company operates in a highly regulated industry which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company’s financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims, which are presented in Note 15 to the accompanying unaudited condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits.

3.15	Certificate of Amendment to Certificate of Incorporation of Rennova Health Inc., filed May 9, 2018 (incorporated by reference to Exhibit 3.15 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2018).

10.160	Form of Additional Issuance Agreement, dated as of May 13, 2018 (incorporated by reference to Exhibit 10.166 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2018).

10.161	Form of Additional Issuance Agreement, dated as of May 20, 2018 (incorporated by reference to Exhibit 10.167 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2018).

10.162	Form of Additional Issuance Agreement, dated as of June 27, 2018 (incorporated by reference to Exhibit 10.168 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2018).

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Link base Document

101.DEF	XBRL Definition Link base Document

101.LAB	XBRL Label Link base Document

101.PRE	XBRL Presentation Link base Document

*Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENNOVA HEALTH, INC.

Date: August 13, 2018	By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer (Principal Executive Officer)

