Form 10-Q
period 2018-09-30
Rennova Health, Inc.
filed 2018-11-14
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act: (Check one)

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

As of November 9, 2018, the registrant had 15,291,866 shares of its Common Stock, $0.0001 par value, outstanding

RENNOVA HEALTH, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2018

RENNOVA HEALTH, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable, net	6,619,655	971,312
Inventory	662,530	236,914
Prepaid expenses and other current assets	231,195	9,842
Income tax refunds receivable	1,940,845	1,940,845
Current assets of AMSG and HTS classified as held for sale	225,640	226,732
Total current assets	9,679,865	3,385,645

Property and equipment, net	9,136,994	2,695,440
Intangibles, net	444,413	-
Deposits	156,864	180,875
Non-current assets of AMSG and HTS classified as held for sale	14,648	28,834

Total assets	$19,432,784	$6,290,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related parties of $0.3 and $0.2 million, respectively)	$7,746,626	$4,188,678
Accrued expenses	8,908,303	4,967,405
Income taxes payable	1,959,349	1,971,592
Current portion of notes payable	6,701,349	6,957,830
Current portion of notes payable, related parties	450,000	1,128,500
Current portion of capital lease obligations	941,687	2,079,137
Current portion of debentures	10,533,591	1,615,693
Derivative liabilities	357,797	12,435,250
Current liabilities of AMSG and HTS classified as held for sale	2,129,422	1,972,854
Total current liabilities	39,728,124	37,316,939

Other liabilities:
Debentures, net of current portion	-	3,752,022
Capital lease obligations, net of current portion	39,940	-
Total liabilities	39,768,064	41,068,961

Commitments and contingencies (Note 15)

Redeemable Preferred Stock I-1	5,835,294	5,835,294
Redeemable Preferred Stock I-2	3,964,156	-

Stockholders’ deficit:
Series G preferred stock, $0.01 par value, 14,000 shares authorized, 215 shares issued and outstanding	2	2
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 10 and 60 shares issued and outstanding	-	-
Series F preferred stock, $0.01 par value, 1,750,000 shares authorized, 1,750,000 shares issued and outstanding	17,500	17,500
Series J preferred stock, $0.01 par value, 250,000 shares authorized, 250,000 and 0 shares issued and outstanding	2,500	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 7,365,881 and 39,502 shares issued and outstanding	737	4
Additional paid-in-capital	160,817,545	128,549,458
Accumulated deficit	(190,973,014)	(169,180,425)
Total stockholders’ deficit	(30,134,730)	(40,613,461)
Total liabilities and stockholders’ deficit	$19,432,784	$6,290,794

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net revenues	$5,039,112	$810,088	$9,932,989	$1,568,918

Operating expenses:
Direct costs of revenue	3,350,286	262,000	7,809,465	717,234
General and administrative	4,348,818	4,454,167	10,238,891	10,935,179
Sales and marketing expenses	2,758	170,028	1,543	617,080
Depreciation and amortization	152,825	426,582	804,074	1,273,435
Total operating expenses	7,854,687	5,312,777	18,853,973	13,542,928

Loss from continuing operations before other income (expense) and income taxes	(2,815,575)	(4,502,688)	(8,920,984)	(11,974,010)

Other income (expense):
Other income	188,658	40,455	609,719	91,212
Gain on Bargain Purchase	-	-	7,732,302	-
Change in fair value of derivative instruments	109,305,331	-	13,688,678	(42,702,815)
Gain on extinguishment of debt	-	(23,000)	-	42,679,815
Interest expense	(9,322,333)	(5,331,673)	(17,075,437)	(16,510,517)
Total other income (expense), net	100,171,656	(5,314,218)	4,955,262	(16,442,305)

Net income (loss) from continuing operations before income taxes	97,356,081	(9,816,906)	(3,965,722)	(28,416,314)

Income tax expense	-	372	76	3,622

Net income (loss) from continuing operations	97,356,081	(9,817,278)	(3,965,798)	(28,419,936)

Net income (loss) from discontinued operations	(159,430)	(1,007,959)	115,787	(2,752,168)
Net income (loss)	97,196,652	(10,825,237)	(3,850,011)	(31,172,104)
Deemed dividend from trigger of down round provision feature	(17,942,578)	(2,280,280)	(17,942,578)	(53,341,619)
Net income (loss) to common shareholders	$79,254,074	$(13,105,517)	$(21,792,589)	$(84,513,723)

Net income (loss) per common share:
Basic continuing operations	$17.60	$(4,083)	$(1.55)	$(20,793)
Diluted continuing operations	$(0.08)	$(4,083)	$(1.55)	$(20,793)
Basic discontinued operations	$(0.03)	$(419)	$0.05	$(2,014)
Diluted discontinued operations	$(0.00)	$(419)	$0.05	$(2,014)
Basic net income (loss)	$14.33	$(5,450)	$(8.54)	$(61,832)
Diluted net loss	$(0.08)	$(5,450)	$(8.54)	$(61,832)
Weighted average number of common shares outstanding during the period:
Basic	5,531,767	2,405	2,550,632	1,367
Diluted	81,951,541	2,405	2,550,632	1,367

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 (unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2017	1,750,275	$17,502	39,502	$4	$128,549,458	$(169,180,425)	$(40,613,461)
Conversion of Series H Preferred stock into common stock	(50)	-	40,000	4	(4)	-	-
Common stock issued in cashless exercise of warrants	-	-	1,492,228	150	4,619,000	-	4,619,150
Common stock issued for conversion of Series I-2 Preferred stock	-	-	1,764,927	176	632,924		633,100
Conversion of debentures into common stock	-	-	3,886,680	389	8,084,953	-	8,085,342
Exchange of notes payable and accrued expenses for Series J Preferred Stock	250,000	2,500	-	-	247,500	-	250,000
Stock-based compensation	-	-	-	-	261,796	-	261,796
Deemed dividend from trigger of down round provision feature					17,942,579	(17,942,579)
Exchange of debentures into Series I-2 Preferred stock	-	-	-	-	1,420	-	1,420
Restricted stock issued to employees	-	-	142,667	14	477,919	-	477,933
Adjustment to Treasury Shares	-	-	(122)	-	-	-	-
Net loss	-	-	-	-	-	(3,850,010)	(3,850,010)
Balance at September 30, 2018	2,000,225	$20,002	7,365,881	$737	$160,817,545	$(190,973,014)	$(30,134,730)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows used in operating activities:
Net income (loss) from continuing operations	$(3,965,798)	$(28,419,936)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	804,074	1,273,435
Gain on sale of fixed assets	(549,524)	-
Stock issued for services	-	161,003
Stock-based compensation	739,729	34,081
Non-cash interest expense	-	8,441,043
Amortization of debt discount	16,080,270	6,228,352
Gain on purchase of Jamestown Medical Center	(7,732,302)	-
Non-cash settlement of debt	-	(50,000)
Gain on extinguishment of debt	-	(42,702,815)
Change in fair value of derivative instruments	(13,688,678)	42,702,815
Income (loss) from discontinued operations	115,787	(2,752,173)
Changes in operating assets and liabilities:
Accounts receivable	(5,648,343)	828,450
Inventory	25,066	(73,732)
Prepaid expenses and other current assets	85,185	6,592
Security deposits	27,857	(14,559)
Accounts payable	3,497,210	1,378,419
Accrued expenses	3,728,038	2,067,818
Income tax assets and liabilities	(12,243)	(451,997)
Net cash used in operating activities of continuing operations	(6,493,672)	(11,343,204)
Net cash used in discontinued operations	(628,154)	(449,925)
Net cash used in operating activities	(7,121,826)	(11,793,129)

Cash flows provided by (used in) investing activities:
Purchase of Jamestown Regional Medical Center, net of cash acquired	(668,983)	-
Sale of property and equipment	433,612	-
Purchase of property and equipment	(103,387)	(1,554,499)
Net cash used in investing activities of continuing operations	(338,758)	(1,554,499)
Net cash provided by investing activities of discontinued operations	800,000	1,936
Net cash provided by (used in) investing activities	461,242	(1,552,563)

Cash flows provided by financing activities:
Proceeds from issuance of related party notes payable and advances	-	3,805,000
Proceeds from issuance of debentures	8,000,000	15,742,500
Payments on related party notes payable and advances	(428,500)	(3,860,000)
Payments on notes payable	(256,481)	(1,042,524)
Payments on capital lease obligations	(654,435)	(1,342,970)
Net cash provided by financing activities of continuing operations	6,660,584	13,302,006
Net cash used in financing activities of discontinued operations	-	-
Net cash provided by financing activities	6,660,584	13,302,006

Net increase (decrease) in cash	-	(43,686)

Cash at beginning of period	-	70,173

Cash at end of period	$-	$26,487

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Description of Business

Rennova Health, Inc. (“Rennova”), together with its subsidiaries (the “Company”, “we”, “us” or “our”), is a vertically integrated provider of healthcare related products and services. The Company’s principal lines of business are (i) hospital operations; and (ii) clinical laboratory operations. The Company presents its financial results based upon these two business segments, which are more fully discussed in Note 16.

Reverse Stock Split

On September 18, 2018, the Company amended its Certificate of Incorporation to have the authority to issue 10,000,000,000 shares of Common Stock, par value $.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.01 per share.

On November 5, 2018, the Board of Directors of the Company approved an amendment to the Company’s Certificate of Incorporation, to effect a 1-for-500 reverse stock split of the Company’s shares of common stock to be effective on November 12, 2018. As a result of this reverse stock split, every 500 shares of the Company’s pre-reverse split common stock were combined and reclassified into one share of the Company’s common stock. The par value and other terms of the common stock were not affected by the reverse stock split.

All outstanding preferred shares, stock options, warrants, and equity incentive plans immediately prior to the reverse stock split will generally be appropriately adjusted by dividing the number of shares of common stock into which the preferred shares, stock options, warrants and equity incentive plans of the common stock are exercisable or convertible by 500 and multiplying the exercise or conversion price by 500, as a result of the reverse stock split.

All share, per share, and capital stock amounts for all periods presented have been restated to give effect to the reverse stock splits and the Certificate of Incorporation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 24, 2018. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2018, and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2018 may not be indicative of results for the year ending December 31, 2018.

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

Reclassification

The Company has reclassified certain amounts in the 2017 condensed consolidated financial statements to be consistent with the 2018 presentation. These principally relate to classification of certain revenues, cost of revenues and related segment data, as well as balance sheet classifications to assets and liabilities held for sale. Reclassifications relating to the discontinued operations of Advanced Molecular Services Group (AMSG) and Health Technology Solutions (HTS) are described further in Note 18. The reclassifications had no impact on operations or cash flows for the three and nine months ended September 30, 2017. In addition, certain prior year balances have been reclassified to conform to the current period presentation.

Comprehensive Income (Loss)

During the three and nine months ended September 30, 2018 and 2017, comprehensive income (loss) was equal to the net income (loss) amounts presented in the accompanying condensed consolidated statements of operations.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Based on the new standard for revenue recognition, bad debt is now treated similar to contractual allowance, and directly reduces sales revenue. The Company reduced gross revenues by $3.1 million for bad debt for the nine months ended September 30, 2018, for the Oneida hospital, which began operations in August 2017, and for the Jamestown Regional Medical Center, which was acquired on June 1, 2018. As required by the new standard, after bad debt and contractual allowance adjustments to revenues of $13.0 million for the nine months ended September 30, 2018, the Company reported net revenues for the three and nine months ended September 30, 2018 of $5.0 million and $9.9 million, respectively. The Company continues to review its provision for bad debt and contractual allowance.

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

The hospitals ensure that the collection of substantially all the consideration to which they are entitled to is probable. The hospitals have established the transaction price for providing goods or services to a patient through historical cash collection and current data from each identified payer class. This may include the effects of variable consideration such as discounts and price concessions and may be less than the stated contract price, whether applied on a contract-by-contract basis or by using a portfolio approach. The ultimate transaction price reflects explicit price concessions. The hospitals have an obligation to provide medically necessary or emergency services regardless of a patient’s intent or ability to pay. In determining collectability, the evaluation is based on experience or the contract portfolio approach with either a specific patient or a class of similar patients.

The hospitals and the laboratory service practice the full retrospective approach of all the reporting periods presented under the new standard and disclose any adjustment to prior-period information. No such prior-period adjustment has been determined to date.

This includes but is not limited to disaggregated revenue information, contract asset and liability information, including significant changes from prior year, and judgments, and changes in judgment, that significantly affect the determination of the amount of revenue and timing.

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

The amendments in Part II of this Update replace the indefinite deferral of certain guidance in Topic 480 with a scope exception and do not require any transition guidance because those amendments do not have an accounting effect. This has the benefit of improving the readability of the Codification and reducing the complexity associated with navigating the guidance in Topic 480.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) allocable to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted earnings (loss) per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. The gain associated with the change in fair value of the derivative liabilities and the unamortized discounts associated with dilutive convertible debentures, are deducted from net income, the numerator, as a result of the inclusion of dilutive securities in the common stock equivalents, the denominator. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss. See Note 3 for the computation of earnings (loss) per share for the three and nine months ended September 30, 2018 and 2017.

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

As reflected in the condensed consolidated financial statements, the Company had a working capital deficit and an accumulated deficit of $30 million and $191.0 million, respectively, at September 30, 2018. In addition, the Company had a loss from operations of approximately $3.9 million and cash used in operating activities of $7.1 million for the nine months ended September 30, 2018. The reduced loss from operations was primarily driven by a positive change in fair value of derivative instruments in the amount of $13.7 million and a gain on bargain purchase in the amount of $7.7 million. See Note 17. The continued losses and other related factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the filing date of this report.

The Company’s condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. Initial cost savings were realized by reducing the number of laboratory facilities to one for most of its toxicology diagnostics, thereby reducing the number of employees and associated operating expenses. During 2017, the Company’s Board of Directors voted unanimously to spinoff Advanced Molecular Services Group (“AMSG”) and Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to its shareholders. Completion of these spinoffs is expected to occur during the second half of 2018. The spinoffs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission and consents, including under various funding agreements previously entered by the Company. The intent of the spinoffs of AMSG and HTS is to create three public companies, each of which can focus on its own strengths and operational plans. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company has reflected amounts relating to AMSG and HTS as disposal groups classified as held for sale and included as part of discontinued operations. AMSG and HTS are no longer included in the segment reporting following the reclassification to discontinued operations. The discontinued operations of AMSG and HTS are described further in Note 18.

During the nine months ended September 30, 2018, the Company completed several private placement offerings with institutional investors for $9.9 million in principal less original issue discounts of an aggregate of $1.9 million and received proceeds totaling $8,000,000. As more fully discussed in Note 20, from October 1, 2018 to November 9, 2018, the Company completed additional private placement offerings for $1.2 million in principal and received $1 million in total proceeds.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to significantly reduce its operating costs, increase its revenues, and eventually regain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Earnings (Loss) Per Share

The following table sets forth basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) from continuing operations	$97,356,081	$(9,817,278)	$(3,965,798)	$(28,419,936)
Net income (loss) from discontinued operations	(159,430)	(1,007,959)	115,787	(2,752,168)
Deduct dividends	(17,942,578)	(2,280,280)	(17,942,578)	(53,341,619)
Net income (loss) to common shareholders - Basic	79,254,074	(13,105,517)	(21,792,589)	(84,513,723)
Deduct change in fair value of derivative liabilities to the extent effect is dilutive	(109,305,331)	-	-	-
Amortized discounts associated with dilutive convertible debentures	$(7,303,912)	$-	$-	$-
Change in warrant value	(11,376)	-	-	-
Adjusted net loss from continuing operations	$(37,366,546)	$(13,105,517)	$(21,792,589)	$(84,513,723)
Add back dividends	17,942,578	2,280,280	17,942,578	53,341,619
Add Net loss from discontinued operations	159,430	1,007,959	(115,787)	2,752,168
Net loss to common shareholders - dilutive	$(19,264,537)	$(9,817,278)	$(3,965,798)	$(28,419,936)
Denominator:
Weighted average number of common shares outstanding during the period:
Basic	5,531,767	2,405	2,550,632	1,367
Common stock equivalents:
Warrants	64,315,740	-	-	-
Convertible preferred stock	9,505,156	-	-	-
Convertible debentures	175,301,554	-	-	-
Diluted	254,654,217	2,405	2,550,632	1,367
Net income (loss) per common share- continuing operations:
Basic	$17.60	$(4,083)	$(1.55)	$(20,793)
Diluted	$(0.08)	$(4,083)	$(1.55)	$(20,793)
Net income (loss) per common share- discontinued operations:
Basic	$(0.03)	$(419)	$0.05	$(2,014)
Diluted	$(0.00)	$(419)	$0.05	$(2,014)
Total per share net income (loss) to common shareholders:
Basic	$14.33	$(5,450)	$(1.55)	$(61,832)
Diluted	$(0.08)	$(5,450)	$(1.55)	$(61,832)

Diluted loss per share as reflected in the table above excludes all dilutive potential shares if their effect is anti-dilutive. For the nine months ended September 30, 2018 and 2017, the following table sets forth the computation of the following potential common stock equivalents excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Warrants	463,449,767	35,977
Convertible preferred stock	68,344,495	142
Convertible debentures	214,222,495	8,708
Stock options	77	77
	746,016,834	44,904

Note 4 – Accounts Receivable

Accounts receivable at September 30, 2018 (unaudited) and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Accounts receivable - laboratory services	$2,448,120	$1,478,451
Accounts receivable - hospital operations	27,535,665	8,593,747
Total accounts receivable	29,983,785	10,072,198
Less:
Allowance for discounts – laboratory services	(2,302,331)	(1,177,054)
Allowance for discounts - hospital operations	(20,085,750)	(6,936,429)
Allowance for bad debts	(976,049)	(987,403)
Accounts receivable, net	$6,619,655	$971,312

Note 5 – Property and Equipment

Property and equipment at September 30, 2018 (unaudited) and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Medical equipment	$2,196,358	$696,195
Land	550,700	-
Building	6,478,284	1,359,472
Equipment	437,029	476,548
Equipment under capital leases	742,745	4,686,736
Furniture	244,828	222,824
Leasehold improvements	1,303,131	1,303,131
Vehicles	56,624	196,534
Computer equipment	224,447	226,441
Software	724,126	631,033
	12,958,272	9,798,914
Less accumulated depreciation	(3,821,278)	(7,103,474)
Property and equipment, net	$9,136,994	$2,695,440

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

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Depreciation expense on property and equipment was $0.1 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $0.8 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Management periodically reviews the valuation of long-lived assets, including property and equipment, for potential impairment. Management did not recognize any impairment of these assets during the three and nine months ended September 30, 2018 and 2017.

Note 6 – Acquisitions

Purchase Agreement Re Jamestown Regional Medical Center

On June 1, 2018, the Company acquired a business engaging in acute hospital care located in Jamestown, Tennessee under an asset purchase agreement. The acquisition also included a separate physician practice which now operates under the Company as Mountain View Physician Practice, Inc.

Pursuant to the asset purchase agreement, by and among the Company and Jamestown TN Medical Center, Inc., and HMA Fentress County Hospital, LLC, Jamestown HMA Physician Management, LLC and CHS/Community Health Systems, Inc. (the “Sellers”), the purchase price paid for the transaction was an aggregate of $668,983 which includes closing costs of $35,735 paid for in cash consideration to the Sellers.

The preliminary fair value of the purchase consideration paid to the Sellers was allocated to the net tangible and intangible assets acquired. The Company accounted for the acquisition as a business combination under U.S. GAAP. In accordance with the acquisition method of accounting under ASC Topic 805, “Business Combinations,” (“ASC 805”) the assets acquired, and liabilities assumed were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company.

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

The following table shows the preliminary allocation of the purchase price of Jamestown Regional Medical Center to the acquired identifiable assets acquired, and liabilities assumed:

Total purchase price	$668,983
Tangible and intangible assets acquired, and liabilities assumed at estimated fair value:
Cash	$-
Inventories	450,682
Prepaids and deposits	310,385
Property and equipment	7,347,468
Intangible assets	486,716
Accrued expenses	(193,966)
Net tangible and intangible assets acquired	$8,401,285
Gain on bargain purchase	$7,732,302

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The total cost relating to the acquisition was approximately $1,100,000. This includes $668,983, which was paid in cash consideration to the sellers, closing costs of $35,735, legal costs of approximately $115,000, and other diligence related costs, which were expensed as of September 30, 2018.

As prescribed by Regulation S-X of the Securities and Exchange Commission, within seventy-five days of the acquisition of a significant business, separate audited pre-acquisition historical financial statements are required to be filed. An audit of the Jamestown Regional Medical Center’s financial statements was deemed necessary based on the guidance applicable to our financial statements and based on the acquisition’s significance to the Company’s financial statements prior to completion. On August 25, 2018, the Company engaged our auditors, Haynie & Company to perform the required audit. As of the date of the filing of this report, the Company has not met this filing requirement.

The following presents the unaudited pro-forma combined results of operations of the Company and Jamestown Regional Medical Center as if the acquisition had occurred on January 1, 2017.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2018	2017
	(unaudited)	(unaudited)
Net revenue	$4,606,295	$15,367,565	$13,042,346
Net income (loss) from continuing operations	(10,581,164)	(6,098,958)	(30,956,920)
Net income (loss)	(11,589,123)	(5,983,171)	(33,709,088)
Deemed dividend from trigger of down round provision feature	(2,280,280)	(17,942,578)	(53,341,619)
Net income (loss) to common shareholders	$(13,869,403)	$(23,925,749)	$(87,050,707)

Net income (loss) per common share:
Basic continuing operations	$(4,400.39)	$(2.39)	$(22,648.83)
Diluted continuing operations	$(4,400.39)	$(2.39)	$(22,648.83)
Basic net income (loss)	$(5,767.87)	$(9.38)	$(63,688.40)
Diluted net loss	$(5,767.87)	$(9.38)	$(63,688.40)
Weighted average number of common shares outstanding during the period:
Basic	2,405	2,550,632	1,367
Diluted	2,405	2,550,632	1,367

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

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Accrued Expenses

Accrued expenses at September 30, 2018 (unaudited) and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Commissions payable	$15,985	$24,470
Sales Tax Payable	2,337	-
Accrued payroll and related liabilities	3,684,320	897,088
Property Tax	154,426	-
Accrued interest	3,377,732	2,636,057
Other accrued expenses	1,673,503	1,409,790
Total accrued expenses	$8,908,303	$4,967,405

Note 8 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At September 30, 2018 (unaudited) and December 31, 2017, notes payable consisted of the following:

Notes Payable – Third Parties

	September 30, 2018	December 31, 2017
Loan payable under prepaid forward purchase contract	$5,000,000	$5,000,000

Loan payable to TCA Global Master Fund, LP (“TCA”) in the original principal amount of $3 million at 16% interest (the “TCA Debenture”). Principal and interest payments due in various installments through December 31, 2017.	1,359,737	1,616,218

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the “Tegal Notes”). Principal and interest payments due annually from July 12, 2015 through July 12, 2017.	341,612	341,612

	6,701,349	6,957,830
Less current portion	(6,701,349)	(6,957,830)
Notes payable - third parties, net of current portion	$-	$-

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

Christopher Diamantis, a director of the Company, guaranteed the Company’s obligation. On March 24, 2017, the Company, the counterparty and Mr. Diamantis, as guarantor, entered into an amendment to extend the Company’s obligation to March 31, 2018. Also, what the counterparty is to receive was amended to equal (a) the $5,000,000 purchase price plus a 20% per annum investment return thereon, plus (b) $500,000, plus (c) the product of (i) the proceeds received from the accounts receivable, minus the amount set forth in clauses (a) and (b), multiplied by 40%. In connection with this extension, the counterparty received a fee of $1,000,000. On April 2, 2018, the Company, the counterparty and Mr. Diamantis, as guarantor, entered into a second amendment to extend further the Company’s obligation to May 30, 2018. In connection with this further extension, the counterparty received a fee of $100,000. To date, the Company has not recovered any payments against the accounts receivable and the full balance is now payable. The counterparty has instituted an arbitration proceeding under the agreement with regard to the outstanding balance. As of November 14, 2018, the Company has not made a payment under this agreement and the full balance is now payable. The Company does not have the financial resources to satisfy this amount.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company did not make the required monthly principal and interest payments due under the TCA Debenture for the period from October 2016 through March 2017. On February 2, 2017, the Company made a payment to TCA in the amount of $0.4 million, which was applied to accrued and unpaid interest and fees, including default interest, as of the date of payment. On March 21, 2017, the Company made a payment to TCA in the amount of $0.75 million, of which approximately $0.1 million was applied to accrued and unpaid interest and fees in accordance with the terms of the TCA Debenture. Also on March 21, 2017, the Company entered into a letter agreement with TCA, which (i) waived any payment defaults through March 21, 2017; (ii) provided for the $0.75 million payment discussed above; (iii) set forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million was to be repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provided for payment of an additional service fee in the amount of $150,000, which was due on June 27, 2017, the day after the effective date of the registration statement filed by the Company; which amount is reflected in accrued expenses in the accompanying condensed consolidated balance sheet at December 31, 2017. In addition, TCA entered into an inter-creditor agreement with the purchasers of the convertible debentures (see Note 9) which sets forth rights, preferences and priorities with respect to the security interests in the Company’s assets. On September 19, 2017, the Company entered into a new agreement with TCA, which extended the repayment schedule through December 31, 2017. The principal balance as of September 30, 2018, was reduced from $1.6 million to $1.4 million, with interest accrued of approximately $145,000. The remaining debt to TCA remains outstanding and TCA has made a demand for payment. The parties are currently working to amend the TCA Debenture to extend the maturity although there can be no assurance that the parties will agree to any such extension.

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

Notes Payable – Related Parties

	September 30, 2018	December 31, 2017
Loan payable to Alcimede LLC, bearing interest at 6% per annum, with all principal and interest due on August 2, 2018	$-	$168,500

Loan payable to Christopher Diamantis	450,000	960,000
	450,000	1,128,500
Less current portion	(450,000)	(1,128,500)
Total notes payable - related parties, net of current portion	$-	$-

On February 3, 2015, the Company borrowed $3.0 million from Alcimede LLC (“Alcimede”). Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede. The note had an interest rate of 6% and was originally due on February 2, 2016. Alcimede later agreed to extend the maturity date of the loan to August 2, 2017. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase shares of the Company’s common stock, and the loan outstanding was reduced in satisfaction of the aggregate exercise price of $2.5 million. In August of 2016, $0.3 million was repaid by the Company through the issuance of shares of common stock. In March of 2017, the Company and Mr. Lagan agreed that a payment made to Alcimede in the amount of $50,000 would be deducted from the outstanding balance of the note. On August 2, 2017, the Company and Alcimede agreed to further extend the maturity date of the loan to August 2, 2018. On July 23, 2018, the Company issued preferred stock to Alcimede and part of the consideration was full settlement of this loan as more fully discussed in Note 20.

During the nine months ended September 30, 2018, the Company borrowed $3.1 million from Christopher Diamantis and repaid $2.6 million. The loan payable balance including interest was $0.5 million on September 30, 2018.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Debentures

The carrying amount of all outstanding debentures as of September 30, 2018 (unaudited), and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
Debentures	$17,837,502	$17,720,082
Discount on Debentures	(7,284,194)	(12,127,634)
Deferred financing fees	(19,717)	(224,733)
	10,533,591	5,367,715
Less current portion	(10,533,591)	(1,615,693)
Debentures	$-	$3,752,022

Payment on all outstanding debentures as of September 30, 2018 is due as follows:

Period ended September 30,
2018	$2,027,502
2019	$15,810,000
$17,837,502

February 2017 Offering

On February 2, 2017, the Company issued $1.6 million aggregate principal amount of Original Issue Discount Convertible Debentures due three months from the date of issuance (the “February Debentures”) and warrants to purchase an aggregate of 13 shares of common stock, which can be exercised at any time after August 17, 2017 at an exercise price of $19,350 per share (the “February Warrants”), to an accredited investor for a purchase price of $1.5 million. On March 21, 2017, the February Debentures were exchanged for $2.5 million of exchange debentures as more fully discussed below.

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

In connection with the March Debentures the Company issued warrants to purchase shares of the Company’s common stock to several accredited investors. At September 30, 2018, these warrants were exercisable into an aggregate of approximately 382.3 million shares of common stock. The warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C Warrants (collectively, the “March Warrants”). At September 30, 2018, the Series A Warrants are exercisable for 146.6 million shares of the Company’s common stock. They are immediately exercisable and have a term of exercise equal to five years. At September 30, 2018, the Series B Warrants are immediately exercisable for 90.1 million shares of the Company’s common stock and were initially exercisable for a period of 18 months. During the three months ended September 30, 2018, the Company extended the exercise period for 180 days and recorded an additional discount on the March Debentures of approximately $8.3 million as a result of the extension. The Series C Warrants are exercisable for 145.6 million shares of the Company’s common stock and have a term of five years provided such warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. At September 30, 2018, the Series A, Series B and Series C Warrants each have an exercise price of $0.1275 per share, which reflects adjustments pursuant to their terms. The Series A, Series B and Series C Warrants are subject to “full ratchet” and other customary anti-dilution protections.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The March Debentures are convertible into shares of the Company’s common stock, at a conversion price which has been adjusted pursuant to the terms of the March Debentures to $0.1275 per share as of September 30, 2018, due to prices at which the Company has subsequently issued shares of common stock. The Convertible Debentures began to amortize monthly commencing on the 90th day following the closing date. The Exchange Debentures began to amortize monthly on the closing date. On each monthly amortization date, the Company may elect to repay 5% of the original principal amount of the March Debentures in cash or, in lieu thereof, the conversion price of such debentures will thereafter be 85% of the volume weighted average price at the time of conversion. In the event the Company does not elect to pay such amortization amounts in cash, each investor, in their sole discretion, may increase the conversion amount subject to the alternative conversion price by up to four times the amortization amount. The March Debentures contain customary affirmative and negative covenants. The conversion prices are subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary anti-dilution protections as more fully described in the debentures.

On October 30, 2017, the Company agreed to amend the March Debentures and March Warrants to remove the floor in the anti-dilution provisions therein. The conversion price of the March Debentures and the exercise price of the March Warrants as of September 30, 2018 stated above reflect the amendment as well as other adjustments for dilutive issuances, which triggered the down round provisions in the March Debentures and March Warrants. The March Debentures are secured by all the Company’s assets and are guaranteed by substantially all of the Company’s subsidiaries. Between March 22, 2017 and September 30, 2018, holders of the March Debentures converted an aggregate of $13,982,758 of these debentures into 3,923,251 shares of common stock.

The exercise prices of the March Warrants issued relating to the March Debentures are subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then exercise price, as well as other customary anti-dilution protections. Because of these provisions, both the March Debentures and the March Warrants were deemed to be not indexed to the Company’s common stock, and the Company recognized derivative liabilities for the embedded conversion feature of the March Debentures and the March Warrants in the original amount of $15.3 million and $41.3 million, respectively. The Company recognized a discount for 100% of the principal value of the March Debentures and non-cash interest expense in the amount of $43.7 million regarding the recognition of these derivative liabilities. Because of the adoption of ASU 2017-11 in the second quarter of 2017, the interest expense and derivative liability originally recognized were adjusted and extinguished during the three months ended September 30, 2017. See Note 1 for the adoption of ASU 2017-11 for the retrospective adjustments made to the Company’s condensed consolidated financial statements with respect to the derivative liabilities associated with these debentures and warrants.

June 2017 Offerings

In June 2017, the Company issued debentures due three months from the date of issuance in two issuances (collectively, the “June Debentures”) and warrants to purchase an aggregate of 200 shares of common stock (67 warrants in the June 2, 2017 transaction and 133 in the June 22, 2017 transaction), which can be exercised at any time after nine months at an exercise price of $2,925 per share for the June 2, 2017 warrants and $2,850 per share for the June 22, 2017 warrants (collectively the “June Warrants”), to accredited investors for a purchase price of $1,902,700 and proceeds to the Company of $1.5 million. The Company recorded a discount on the debentures of $107,700 which has been fully amortized. As more fully discussed below, on July 17, 2017, the June Debentures were exchanged.

July 2017 Offerings

On July 17, 2017, the Company closed an offering of $4,136,862 aggregate principal amount of Original Issue Discount Debentures due October 17, 2017 (the “July Debentures”) and warrants to purchase an aggregate of 283 shares of common stock (the “July Warrants”) for consideration of $2,000,000 in cash and the exchange of the full $1,902,700 aggregate principal amount of the June Debentures. The July Debentures were guaranteed by substantially all the subsidiaries of the Company pursuant to a Subsidiary Guarantee in favor of the holders of the July Debentures. As more fully discussed below, on September 19, 2017, the July Debentures were exchanged for $6.4 million of exchange debentures.

The July Warrants are exercisable into shares of the Company’s common stock at any time from and after six months from the closing date at an exercise price of $2,815 per common share (subject to adjustment). The July Warrants will terminate five years after they become exercisable.

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

The September Debentures contain customary affirmative and negative covenants. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the debentures. The September Debentures may be converted at any time into shares of the Company’s common stock. Originally, the September Debentures begin to amortize monthly commencing on October 1, 2017, and for the first three amortization dates, the amortization amount was $100,000. On October 19, 2017, the September Debentures were amended so that they began to amortize immediately. On each monthly amortization date, the Company may elect to repay 5% of the original principal amount of September Debentures in cash or, in lieu thereof, the conversion price of such September Debentures shall thereafter be 85% of the volume weighted average price at the time of conversion, but not less than the floor of $.78 per share. In the event the Company does not elect to pay such amortization amounts in cash, each investor, in their sole discretion, may increase the conversion amount subject to the alternative conversion price by up to four times the amortization amount. On October 30, 2017, the Company entered into exchange agreements (“Exchange Agreements”) with the holders of the September Debentures to provide that the holders may, from time to time, exchange their September Debentures for shares of a newly-authorized Series I-2 Convertible Preferred Stock of the Company (the “Series I-2 Preferred Stock”). On February 8, 2018, $1,384,556 of the September Debentures were exchanged for 1,730.1 shares of Series I-2 Preferred Stock and the Company recorded a loss on the exchange of $651,562. On July 16, 2018, $1,741,580 of the September Debentures were exchanged for 2,176.9 shares of Series I-2 Preferred Stock and the Company recorded a loss on the exchange of $819,561. The Series I-2 Preferred Stock is more fully discussed in Note 13.

At September 30, 2018, the Series A Warrants are exercisable for an aggregate of 11,559,195 shares of the Company’s common stock. They are immediately exercisable and have a term of exercise equal to five years. The Series B Warrants are exercisable for an aggregate of 11,559,195 shares of the Company’s common stock and are exercisable for a period of 18 months commencing immediately. At September 30, 2018, the Series C Warrants are exercisable for an aggregate of 11,559,195 shares of the Company’s common stock, and have a term of five years provided such Series C Warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. The September Warrants have a fixed exercise price, subject to a floor of $0.78 per share. At September 30, 2018, the exercise price was $0.78 per share, which reflects adjustments made pursuant to their terms due to the down round provisions in the September Warrants. The September Warrants are subject to “full ratchet” and other customary anti-dilution protections.

The Company’s obligations under the September Debentures are secured by a security interest in all of the Company’s and its subsidiaries’ assets, pursuant to the terms of the Security Agreement, dated as of March 20, 2017.

2018 Offerings

On March 5, 2018, May 14, 2018, May 21, 2018 and June 28, 2018, the Company closed offerings of $6,810,000 aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019. The Company received proceeds of $5,500,000 in the offerings net of the original issue discount of $1,310,000. On July 16, 2018, August 2, 2018, and September 6, 2018, the Company entered into Additional Issuance Agreements (the “Issuance Agreements”), with two existing institutional investors of the Company. Under the Issuance Agreements, the Company issued $3.1 million aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019 and received proceeds of $2.5 million. The conversion terms of these debentures are the same as those issued in September 2017 under the Purchase Agreement, dated as of August 31, 2017, as more fully described above, with the exception of the floor conversion price, which is $.052 per share. These debentures may also be exchanged for shares of the Company’s Series I-2 Preferred Stock under the terms of the Exchange Agreements.

During the year ended December 31, 2017 and the nine months ended September 30, 2018, the Company realized approximately $23.7 million in proceeds from the issuances of the debentures and warrants. At September 30, 2018, the unamortized discounts were $7.3 million. These discounts represent original issue discounts, the relative fair value of the warrants issued with the debentures and the relative fair value of the beneficial conversion features of the debentures. During the nine months ended September 30, 2018 and 2017, the Company recorded approximately $16.0 million and approximately $14.7 million, respectively, of non-cash interest and amortization of debt discount expense primarily in connection with the debentures and warrants.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

See Note 13 for summarized information related to warrants issued and the activity during the nine months ended September 30, 2018 and 2017.

See Notes 3 and 13 for a discussion of the dilutive effect of the outstanding debentures and warrants as of September 30, 2018.

Note 10 – Related Party Transactions

In addition to the transactions discussed in Note 8, the Company had the following related party transactions during the nine months ended September 30, 2018 and 2017:

In January and February of 2017, the Company received advances aggregating $3.6 million from Christopher Diamantis, a director of the Company. The advances, along with $0.5 million of previously accrued but unpaid interest, were due on demand, bearing interest at 10% per annum. The Company used the advances to pay the purchase price for the Hospital Assets and for general corporate purposes. On March 7, 2017, the Company issued a promissory note to Mr. Diamantis in the amount of $0.5 million relating to these advances received in 2017, plus accrued and unpaid interest of $0.5 million (and together with the advances and accrued interest the “2017 Diamantis Note”). In the nine months ended September 30, 2018, the Company has paid $251,000 of the accrued interest. In conjunction with the issuance of the 2017 Diamantis Note, the Company also issued to Mr. Diamantis warrants to purchase 55 shares of the Company’s common stock, exercisable at $7,500. The 2017 Diamantis Note was repaid on March 21, 2017 with the proceeds received from the issuance of the Convertible Debentures (see Note 9).

Monarch Capital, LLC (“Monarch”) billed the Company for consulting fees delivered in 2017, pursuant to a consulting agreement in the amount of $0.1 million. While the agreement expired on August 31, 2017, the balance remains outstanding at September 30, 2018. Michael Goldberg, a director of the Company up until his resignation effective April 24, 2017, is the Managing Director of Monarch.

Alcimede billed the Company $0.1 million and $0.1 million for consulting fees pursuant to a consulting agreement for the three months ended September 30, 2018 and 2017, respectively. Alcimede billed $0.3 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede (see Note 8).

Note 11 – Capital Lease Obligations

The Company leases various assets under capital leases expiring through 2020 as follows. At September 30, 2018 (unaudited) and December 31, 2017, capital lease equipment consisted of the following:

	September 30, 2018	December 31, 2017
Medical equipment	$742,745	$4,686,736
Less accumulated depreciation	(618,931)	(3,842,443)

Net	$123,815	$844,293

As of September 30, 2018, the Company is in default of substantially all its lease obligations, therefore the aggregate future minimum rentals and accrued interest under capital leases in the amount of $988,936 are deemed to be due. The significant reduction in the leased assets at September 30, 2018 from December 31, 2017, was due to the sale and or surrender of certain leased medical equipment relating to our laboratory operations which have significantly decreased in size over the past 24 months.

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

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Series I-1 Convertible Preferred Stock

On October 30, 2017, the Company closed an offering of $4,960,000 stated value of 4,960 shares of a newly-authorized Series I-1 Convertible Preferred Stock (the “Series I-1 Preferred Stock”). Each share of Series I-1 Preferred Stock has a stated value of $1,000. The offering was pursuant to the terms of the Securities Purchase Agreement, dated as of October 30, 2017 (the “Purchase Agreement”), between the Company and certain existing institutional investors of the Company. The Company received proceeds of $4.0 million from the offering. The Purchase Agreement gives the investors the right to participate in up to 50% of any offering of common stock or common stock equivalents by the Company. In the event of any such offering, the investors may also exchange all or some of their Series I-1 Preferred Stock for such new securities on an $0.80 stated value of Series I-1 Preferred Stock for $1.00 of new subscription amount basis. Each share of Series I-1 Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to the lesser of (i) $1.00, subject to adjustment, and (ii) 85% of the lesser of the volume weighted average market price of the common stock on the day prior to conversion or on the day of conversion. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the Certificate of Designation of the Series I-1 Preferred Stock. Upon the occurrence of certain Triggering Events, as defined in the Certificate of Designation of the Series I-1 Preferred Stock, the holder shall, in addition to any other right it may have, have the right, at its option, to require the Company to either redeem the Series I-1 Preferred Stock in cash or in certain circumstance in shares of common stock at the redemption prices set forth in the Certificate of Designation.

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

The Company’s board of directors has designated up to 21,346 shares of the 5,000,000 authorized shares of preferred stock as the Series I-2 Preferred Stock. Each share of Series I-2 Preferred Stock has a stated value of $1,000. Upon the occurrence of certain Triggering Events (as defined in the Certificate of Designation of the Series I-2 Preferred Stock), the holder shall, in addition to any other right it may have, have the right, at its option, to require the Company to either redeem the Series I-2 Preferred Stock in cash or in certain circumstance in shares of common stock at the redemption prices set forth in the Certificate of Designation.

On February 9, 2018, the holders exercised their right to exchange a portion of the September Debentures for shares of the Series I-2 Preferred Stock for the first time. On that date, the holders elected to exchange an aggregate of $1,384,556 principal amount of September Debentures and the Company issued an aggregate 1,730.7 shares of its Series I-2 Preferred Stock. On July 16, 2018, under the Exchange Agreements with the holders of the September Debentures, the holders exchanged a portion of the September Debentures for shares of the Company’s Series I-2 Preferred Stock. On that date, the holders elected to exchange an aggregate of $1,741,580 principal amount of the September Debentures and the Company issued an aggregate of 2,176.975 shares of its Series I-2 Preferred Stock. In July 2018, the holder converted 538.137 shares of Series I-2 Preferred Stock into 1,764,927 shares of the Company’s common stock.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 13 – Stockholders’ Deficit

Preferred Stock

The Company has 5,000,000 shares, par value $0.01, of preferred stock authorized. As of September 30, 2018, the Company had outstanding shares of preferred stock consisting of shares of its Series I-1 Preferred Stock and shares of Series I-2 Preferred Stock (both of which are more fully discussed in Note 12), 215 shares of its Series G Preferred Stock, 10 shares of its Series H Preferred Stock and 1,750,000 shares of its Series F Convertible Preferred Stock. On June 28, 2018, 50 shares of the Series H Preferred Stock were converted into 40,000 shares of the Company’s common stock.

The rights of the Series F, G, and H preferred stock are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Series G and H preferred stock are convertible into shares of the Company’s common stock at a price equal to 85% of the volume weighted average price of the Company’s common stock at the time of conversion. The Series F Preferred Stock is convertible into shares of the Company’s common stock at a fixed price of $14,625 per share.

On July 20, 2018, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series J Convertible Preferred Stock (the “Series J Preferred Stock”). On July 23, 2018, the Company entered into an Exchange Agreement (the “Agreement”) with Alcimede, of which Seamus Lagan, our Chief Executive Officer, is the sole manager. Pursuant to the Agreement, the Company issued to Alcimede 250,000 shares of the Series J Preferred Stock in exchange for the cancellation of the outstanding principal and interest owed by the Company to Alcimede under the Note, dated February 5, 2015, and the cancellation of certain amounts owed by the Company to Alcimede under a consulting agreement between the parties. The total amount of consideration paid by Alcimede to the Company equaled $250,000. Each share of the Series J Preferred Stock has a stated value of $1.00. The conversion price is equal to the average closing price of the Company’s common stock on the 10 trading days immediately prior to the conversion date. Each holder of the Series J Preferred Stock is entitled to vote on all matters submitted to a vote of the holders of the Company’s common stock. With respect to a vote of stockholders, no later than September 30, 2018 only, to approve either or both of a reverse stock split of the Company’s common stock and an increase in the authorized shares of common stock from three billion shares to up to ten billion shares, each share of the Series J Preferred Stock had the whole number of votes equal to 24 shares of common stock. With respect to all other matters, and from and after October 1, 2018, each share of the Series J Preferred Stock is entitled to the whole number of votes equal to the number of common shares into which it is then convertible. The full terms of the Series J Preferred Stock are listed in the Certificate of Designations filed as Exhibit 3.16 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2018.

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

On September 18, 2018, the Company amended its Certificate of Incorporation to have the authority to issue 10,000,000,000 shares of Common Stock, par value $.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.01 per share.

The Company had 7,365,881 and 39,502 shares of common stock issued and outstanding at September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018, the Company:

●	issued an aggregate of 3,886,680 shares of its common stock upon conversion of $6.7 million of the principal amount of the March 2017 Debentures. The value of the common stock issued was based on the fair value of the stock at the time of issuance;

●	issued 1,492,228 shares of common stock upon exercise of 5,906,177 warrants, on a cashless basis;

●	issued 40,000 shares of common stock upon the conversion of 50 shares of its Series H Preferred stock as discussed above; and

●	issued 1,764,927 shares of common stock upon the conversion of 538.137 shares its Series I-2 Preferred stock;

Restricted Stock

On August 14, 2017, the Board of Directors, based on the recommendation of the Compensation Committee of the Board and in accordance with the provisions of the 2007 Equity Plan, approved grants to employees and directors of the Company of an aggregate of 364 shares of restricted common stock of the Company. The grants fully vested on the first anniversary of the date of grant, subject to the grantee’s continued status as an employee or director on the vesting date.

During the nine months ended September 30, 2018:

●	122 shares of the restricted stock were forfeited by their terms and returned to treasury.

●	the Company issued an aggregate of 142,667 shares of restricted stock to employees and directors, based upon the recommendation of the Compensation Committee of the Board. The grants fully vested immediately. The Company recognized stock-based compensation in the amount of $477,933 for the grant of such restricted stock based on a valuation of $3.35 per share. In addition, the Company recorded $189,209 of compensation expense related to restricted stock issued in 2017. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Options

During the nine months ended September 30, 2018 and 2017, the Company recorded approximately $72,590 and $34,081, respectively, as stock compensation expense from the amortization of stock options issued in prior periods. As of September 30, 2018, the weighted average remaining contractual life was 7.6 years for options outstanding and exercisable. The intrinsic value of options exercisable at September 30, 2018 and 2017 was $0. As of September 30, 2018, the remaining expense is approximately $58,796 over the remaining amortization period which is 0.53 years under the Company’s 2007 Equity Plan. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period using the simplified method. The Company has not paid cash dividends on its common stock and no assumption of dividend payment(s) is made in the model.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2018:

	Number of options	Weighted- average exercise price	Weighted- average contractual term (Yrs.)
Outstanding at December 31, 2017	77	$1,036,374	8
Granted	-	-
Expired	-	-
Forfeit	-	-
Exercised	-	-
Outstanding at September 30, 2018	77	$1,036,374	8
Exercisable at September 30, 2018	66	$1,186,581

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock. The following summarizes the information related to warrants issued and the activity during the nine months ended September 30, 2018:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2017	38,961,036	$2.48
Warrants issued during the period	-	$-
Increases due to dilution	433,154,987	$0.67
Warrants exercised during the period	(5,906,177)	$0.17
Warrants expired during the period	(2,760,079)	$-
Balance at September 30, 2018	463,449,767	$0.21

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Common Stock and Common Stock Equivalents

The Company has outstanding options, warrants, convertible preferred stock and convertible debentures. Exercise of the options and warrants, and conversions of the convertible preferred stock and debentures could result in substantial dilution of our common stock and a decline in its market price. In addition, the terms of certain of the warrants, convertible preferred stock, and convertible debentures issued by us provide for reductions in the per share exercise prices of the warrants. These terms also provide for reductions in the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that we issue common stock or common stock equivalents (as that term is defined in the agreements), at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock and debentures. These provisions, as well as the issuances of debentures and preferred stock with conversion prices that vary based upon the price of our common stock on the date of conversion, have resulted in significant dilution of our common stock and have given rise to reverse splits of our common stock.

The following table presents the dilutive effect of our various potential common shares as of September 30, 2018:

September 30, 2018
Common shares outstanding	7,365,881
Dilutive potential shares:
Stock options	77
Warrants	463,449,767
Convertible debt	214,222,493
Convertible preferred stock	68,344,495
Total dilutive potential common shares, including outstanding common stock	753,382,713

As of November 9, 2018, the Company had sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

Note 14 – Supplemental Disclosure of Cash Flow Information

The supplemental cash flow information for the nine months ended September 30, 2018 and 2017 (unaudited) is as follows:

	Nine Months Ended September 30,
	2018	2017
Cash paid for interest	$302,308	$1,106,835
Cash paid for income taxes	$20,000	$506,313

Acquisition of Jamestown Regional Medical Center:
Cash	$-	$-
Inventory	$450,682	$-
Prepaid expenses and other current assets	$310,385	$-
Property and equipment	$7,347,468	$-
Intangible assets	$486,716	$-
Accrued expenses	$(193,966)	$-

Non-cash investing and financing activities:
Exchange of preferred stock for convertible debentures and warrants	$-	$10,734,336
Cashless exercise of warrants	$4,619,150	$-
Exchange of convertible debentures for convertible debentures and warrants	$-	$-
Exchange of debentures for Series I-2 Preferred Stock	$1,420	$-
Services and severance settled through issuance of common stock	$-	$161,003
Note payable, warrants, and accrued expenses settled through issuance of common stock	$-	$440,000
Note payable and accrued expenses settled through issuance of Series J Preferred Stock	$250,000	-
Exchange of Series H Preferred Stock for debentures	$-	$2,695,760
Series F Preferred Stock issued for business acquisition	$-	$174,097
Debentures converted into common stock	$8,085,342	$4,064,162
OID from issuance of debentures	$1,920,000	$-
Conversions of shares of Preferred Stock into common stock	$633,100	$-
Conversions of shares of Series H Preferred Stock into common stock	$50,000	$-
Deemed dividend for trigger of down round provision feature	$17,942,578	$53,341,619

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

Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (the “Companies”) filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA - issued and CIGNA - administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which in late 2017 reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans as well as self-funded plans. The Company continues to consider its options in this matter.

The Company’s Epinex Diagnostics Laboratories, Inc. subsidiary was sued in a California state court by two former employees who alleged that they were wrongfully terminated, as well as for a variety of unpaid wage claims. The parties entered into a settlement agreement of this matter on July 29, 2016 for approximately $0.2 million, and the settlement was consummated on August 25, 2016. In October of 2016, the plaintiffs in this matter filed a motion with the court seeking payment for attorneys’ fees in the approximate amount of $0.7 million. On March 24, 2017, the court granted plaintiffs’ motion for payment of attorneys’ fees in the amount of $0.3 million, and the Company accrued this amount in its condensed consolidated financial statements. Additionally, the Company is seeking indemnification for these amounts from Epinex Diagnostics, Inc., the seller of Epinex Diagnostic Laboratories, Inc., pursuant to a Stock Purchase Agreement entered into by and among the parties.

In February 2016, the Company received notice that the Internal Revenue Service (the “IRS”) placed a lien against Medytox Solutions, Inc. and its subsidiaries relating to unpaid 2014 taxes due, plus penalties and interest, in the amount of $5.0 million. The Company paid $0.1 million toward its 2014 tax liability in March 2016. The Company filed its 2015 Federal tax return on March 15, 2016 and the accompanying election to carryback the reported net operating losses was filed in April 2016. On August 24, 2016, the lien was released, and in September of 2016 the Company received a refund from the IRS in the amount of $1.9 million. In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return. The Company is currently unable to predict the outcome of the audit or any liability to the Company that may result from the audit and made provisions of approximately $2.0 million as a liability in its financial statements as well as an estimated $1.9 million of receivables for an additional refund that it believes is due. The Company expects the audit and all tax related matters to be concluded before the end of 2018.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company has made payments to reduce the amount owed to approximately $443,000, and entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. If in July 2019, the remaining estimated balance of $390,000 is not paid in lump sum, the Company would have the option to renegotiate another Stipulation agreement. If at any time during the Stipulation period the Company fails to timely file any required tax returns with the DOR or does not meet the payment obligations under the Stipulation Agreement, the entire amount due could be accelerated. The remaining balance of approximately $443,000 remains outstanding to the DOR at September 30, 2018.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra (see Note 11). On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. In January and February of 2017, the Company made payments to Tetra relating to this judgment aggregating to $0.7 million, and on February 15, 2017, the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due would be paid in 24 equal monthly installments. The Company has not maintained the payment schedule to Tetra. As a result of this default, in May 2018, Tetra and the Company agreed to dispose of certain equipment and the proceeds from the sale have been applied to the outstanding balance. The balance owed to Tetra at September 30, 2018 was $0.5 million and the Company remains in default.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 11). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due will be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage have now disposed of certain equipment and reduced the balance owed to DeLage. A balance of $0.2 million remains outstanding at September 30, 2018.

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

In November 2017, a former shareholder of Genomas, Phenomas, LLC, filed suit against the Company for payment of a $200,000 note payable by the Company’s subsidiary, Genomas. This note is recorded in the financial statements of the subsidiary and is not payable directly from the Company. The Company has made payments totaling $120,000 against this note and agreed to a payment schedule in order to dismiss the legal action. On November 12, 2018, Phenomas, LLC filed a motion to voluntarily dismisses the suit without prejudice.

The counterparty to the prepaid forward purchase agreement entered into by the Company on March 31, 2016, as amended, has filed an arbitration proceeding under the agreement with regard to the outstanding balance. See Note 9. The Company does not have the financial resources to satisfy this amount.

Two former employees of the Company’s CollabRx, Inc. subsidiary have filed suits in a California state court in connection with amounts claimed to be owed under their respective employment agreements with the subsidiary. One former employee received a judgment in October 2018 for approximately $253,000. The other former employee’s claim is for approximately $110,000. The Company is considering its options to refute these matters and believes the claims to be frivolous and outside of entitlement and contractual agreements.

The Company, as well as many of our subsidiaries, are defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleges a breach by Medytox Solutions, Inc. of its obligations under a debenture and claims damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries are sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. The Company has recorded the principal balance and interest owed under the debentures agreement for the period ended September 30, 2018. The Company and all defendants have filed a motion to dismiss the complaint, but have not recorded any potential liability related to any further damages. The case is in its early stages.

On September 13, 2018, Laboratory Corporation of America sued EPIC Reference Laboratories, Inc., a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed of approximately $148,000. The Company has recorded the amount owed in accrued expenses for the period ended September 30, 2018. This case is in its early stages.

Note 16 – Segment Information

Operating segments are defined under U.S. GAAP as components of an enterprise for which discrete financial information is available and are evaluated regularly by the enterprise’s chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in two reportable business segments:

●	Clinical Laboratory Operations, which specializes in providing urine and blood toxicology and pain medication testing to physicians, clinics and rehabilitation facilities in the United States.

●	Hospital Operations, which reflects the operations of Jamestown Regional Medical Center and Big South Fork Medical Center.

The Company’s Corporate expenses reflect consolidated company wide support services such as finance, legal counsel, human resources, and payroll.

The Company’s Decision Support and Informatics segment and its Supportive Software Solutions segment are now included in discontinued operations as they have been classified as held for sale as of September 30, 2018. The accounting policies of the reportable segments are the same as those described in Note 1 above and in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 24, 2018.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Selected financial information for the Company’s operating segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues - External
Clinical Laboratory Operations	$17,568	$190,610	$177,890	$949,440
Hospital Operations	5,021,541	619,478	9,755,099	619,478
	$5,039,110	$810,088	$9,932,989	$1,568,918
(Loss) from operations
Clinical Laboratory Operations	$(547,041)	$(1,039,118)	$(1,765,395)	$(3,809,147)
Hospital Operations	(1,294,580)	(2,093,805)	(3,998,943)	(3,114,473)
Corporate	(973,954)	(1,369,765)	(3,156,645)	(5,058,569)
Eliminations	-	-	-	-
	$(2,815,575)	$(4,502,688)	$(8,920,983)	$(11,982,189)
Depreciation and amortization
Clinical Laboratory Operations	$112,908	$410,801	$625,877	$1,265,174
Hospital Operations	39,669	15,436	177,386	15,436
Corporate	248	345	810	1006
Eliminations	-	-	-	-
	$152,825	$426,582	$804,073	$1,281,616

	September 30, 2018	December 31, 2017
Total assets
Clinical Laboratory Operations	$421,478	$1,503,520
Supportive Software Solutions	1,650,984	2,549,504
Decision Support and Informatics	38,323	-
Hospital Operations	16,730,568	3,436,773
Corporate	4,087,610	255,566
Eliminations	(3,506,178)	(1,454,569)
Total Assets	$19,422,785	$6,290,794

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

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At September 30, 2018 and December 31, 2017, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 and September 30, 2018:

	Level 1	Level 2	Level 3	Total
As of December 31, 2017:
Embedded conversion options	$-	$-	$1,577,025	$1,577,025
Common stock warrants	-	-	10,858,225	10,858,225
Total	$-	$-	$12,435,250	$12,435,250

As of September 30, 2018:
Embedded conversion options	$-	$-	$357,797	$357,797
Common stock warrants	-	-	-	0
Total	$-	$-	$357,797	$357,797

For the three and nine months ended September 30, 2018, total income (loss) on instruments valued using Level 3 valuations was $109.3 million and $13.7 million, respectively.

The Company reclassified the derivative liability previously reported at December 31, 2017 as long term to current liability for the second quarter 2018. On September 23, 2018, the Company’s board of directors approved a reverse split of its common stock, which would provide sufficient authorized and unissued shares to allow for otherwise equity classified instruments to be classified in equity. As of September 23, 2018, the fair value of these instruments was evaluated for reclassification. As a result of the evaluation, the Company reclassified the derivative liability previously reported as a current liability to derivative income.

The Company utilized the following methods to value its derivative liabilities for the nine months ended September 30, 2018, for embedded conversion options valued at $357,797. The Company determined the fair value by comparing the discounted conversion price per share (85% of market price) multiplied by the number of shares issuable at the balance sheet date to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability. In addition, the Company valued the modification in the term of the March 2017 Series B Warrants at $8,603,067 using Monte Carlo simulations. All inputs for the derivative liabilities are observable and, therefore, there is no sensitivity in the valuation to unobservable inputs.

The following table reconciles the changes in the liabilities categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2018:

Balance at December 31, 2017	$12,435,250
Loss on change in fair value of debentures and warrants	(15,159,799)
Fair value of warrants exercised	(4,619,150)
Fair value of debentures converted	(1,408,899)
Fair value of debentures exchanged for Series I-2 Preferred Stock	(1,420)
Modification of warrants	8,603,067
Issuance of convertible debt	508,748
Balance at September 30, 2018	$357,797

In addition to the loss on change in fair value of debentures and warrants, during the nine months ended September 30, 2018, the Company recorded a loss on the exchange of convertible debentures into shares of its Series I-2 Preferred Stock of $1,471,121.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

On September 14, 2018, the expiration date of certain warrants was extended by 180 days. The Company used the Black Scholes model to calculate the fair value of the warrants as of the modification date. Using the pre-modification term and related assumptions, and the post-modification term and related assumptions, the fair value of the warrant instruments was estimated for embedded conversion options on each conversation date. This was done by comparing the fair value of shares issued upon conversion to the amount of principal and interest converted.

On September 28, 2018, subsequent to the board approval of the reverse split and resulting reclassification of the warrants from liabilities to equity, the conversion of certain convertible notes triggered a further reduction in the exercise prices of any warrants containing a ratchet feature that had not already ratcheted down to their floor. In accordance with US GAAP, the incremental fair value of the warrants was measured, ignoring the down-round provision, using Black Scholes.

Note 18 – Discontinued Operations

On July 12, 2017, the Company announced plans to spinoff its Advanced Molecular Services Group (“AMSG”) and in the third quarter of 2017 the Company’s Board of Directors voted unanimously to spinoff the Company’s wholly-owned subsidiary, Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. Completion of these spinoffs is now expected to occur in the fourth quarter of 2018. The spinoffs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission, and consents, including under various funding agreements previously entered into by the Company. A record date to determine those stockholders entitled to receive shares in the spinoffs should be approximately 30 to 60 days prior to the dates of the spinoffs. The strategic goal of the spinoffs is to create three public companies, each of which can focus on its own strengths and operational plans. In addition, after the spinoffs, each company will provide a distinct and targeted investment opportunity.

The Company has reflected the amounts relating to AMSG and HTS as disposal groups classified as held for sale and included in discontinued operations in the Company’s accompanying consolidated financial statements. Prior to being classified as held for sale, AMSG had been included in the Decision Support and Informatics division, except for the Company’s subsidiary, Alethea Laboratories, Inc., which had been included in the Clinical Laboratories division, and HTS had been included in the Company’s Supportive Software Solutions division. The segment disclosures included in our results of operations no longer include amounts relating to AMSG and HTS following the reclassification to discontinued operations except that the inter-company debt as of September 30, 2018 from HTS to the Company of $15,396,149 and from AMSG of $7,429,387 will remain with the separated entities. The Company hopes to complete the spinoffs in a manner to permit it to recognize these amounts on its balance sheet as investments in the divisions.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the condensed consolidated balance sheets consisted of the following:

AMSG Assets and Liabilities:

	September 30, 2018	December 31, 2017
	(unaudited)	(unaudited)
Cash	$8,575	$9,273
Accounts receivable, net	1,837	19,022
Prepaid expenses and other current assets	25,477	25,477
Current assets classified as held for sale	$35,889	$53,772

Accounts payable (includes related parties)	$492,898	$671,561
Accrued expenses	405,616	375,165
Current portion of notes payable	281,728	249,589
Current liabilities classified as held for sale	$1,180,242	$1,296,315

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

HTS Assets and Liabilities:

	September 30, 2018	December 31, 2017
	(unaudited)	(unaudited)
Cash	$1,424	$8,281
Accounts receivable, net	178,027	160,715
Prepaid expenses and other current assets	10,300	3,964
Current assets classified as held for sale	$189,751	$172,960

Property and equipment, net	$8,619	$21,078
Deposits	6,029	7,756
Non-current assets classified as held for sale	$14,648	$28,834

Accounts payable (includes related parties)	$493,535	$407,404
Accrued expenses	455,645	269,135
Current liabilities classified as held for sale	$949,180	$676,539

Consolidated Discontinued Operations Assets and Liabilities:
Total Discontinued Assets and Liabilities:

	September 30, 2018	December 31, 2017
	(unaudited)	(unaudited)
Cash	$9,999	$17,554
Accounts receivable, net	179,864	179,737
Prepaid expenses and other current assets	35,777	29,441
Current assets classified as held for sale	$225,640	$226,732

Property and equipment, net	$8,619	$21,078
Deposits	6,029	7,756
Non-current assets classified as held for sale	$14,648	$28,834

Accounts payable (includes related parties)	$986,433	$1,078,965
Accrued expenses	861,261	644,300
Current portion of notes payable	281,728	249,589
Current liabilities classified as held for sale	$2,129,422	$1,972,854

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Major line items constituting income (loss) from discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

AMSG Loss from Discontinued Operations:

	Three Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Revenue from services	$13,249	$1,120
Cost of services	15,559	8,513
Gross profit	(2,310)	(7,393)
Operating expenses	93,059	328,233
Other (income) expenses	(5,748)	34,523
Loss from discontinued operations	$(89,621)	$(370,149)

HTS Loss from Discontinued Operations:

	Three Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Revenue from services	$499,317	$344,304
Cost of services	30,082	47,347
Gross profit	469,235	296,957
Operating expenses	532,892	957,757
Other (income) expenses	6,152	(22,992)
Loss from discontinued operations	$(69,808)	$(637,808)

AMSG Income (loss) from Discontinued Operations:

	Nine Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Revenue from services	$92,090	$224,224
Cost of services	37,773	9282
Gross profit	54,317	214,942
Operating expenses	363,944	1,225,639
Other (income) expenses	(819,258)	42,767
Income (loss) from discontinued operations	$509,631	$(1,053,464)

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

HTS Loss from Discontinued Operations:

	Nine Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Revenue from services	$1,291,288	$1,112,653
Cost of services	95,965	122,728
Gross profit	1,195,323	989,925
Operating expenses	1,577,046	2,711,619
Other (income) expenses	12,121	(22,992)
Loss from discontinued operations	$(393,844)	$(1,698,702)

Consolidated Loss from Discontinued Operations:

	Three Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Revenue from services	$512,566	$345,424
Cost of services	45,641	55,860
Gross profit	466,925	289,564
Operating expenses	625,950	1,285,990
Other (income) expenses	404	11,532
Loss from discontinued operations	$(159,430)	$(1,007,957)

Consolidated Income (loss) from Discontinued Operations:

	Nine Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Revenue from services	$1,383,378	$1,336,877
Cost of services	133,738	132,010
Gross profit	1,249,640	1,204,867
Operating expenses	1,940,990	3,937,258
Other (income) expenses	(807,137)	19,776
Income (loss) from discontinued operations	$115,787	$(2,752,166)

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

In March 2018, the FASB issued ASU 2018-05; “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)”, which amended ASC 740 to incorporate the requirements of Staff Accounting Bulletin (“SAB”) 118. Issued in December 2017 by the SEC, SAB 118 addresses the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA which was signed into law on December 22, 2017. The Company does not expect this to have a material impact on its consolidated financial statements.

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

RENNOVA HEALTH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 20 – Subsequent Events

Common Stock

As of November 9, 2018, the Company has outstanding 15.2 million shares of its common stock. Since September 30, 2018, the Company has issued 7,925,985 shares of common stock through November 9, 2018 as follows:

●	482.21 shares of its Series I-2 Preferred Stock were converted into 7,365,985 shares of common stock;

●	200,000 shares of common stock were issued upon conversion of $25,500 of the principal amount of the March 2017 Debentures; and

●	360,000 shares of common stock were issued for the cashless exercise of 2,400,000 March 2017 Series B warrants.

On November 5, 2018, the Board of Directors of the Company approved an amendment to the Company’s Certificate of Incorporation, to effect a 1-for-500 reverse stock split of the Company’s shares of common stock. As a result of the reverse stock split, every 500 shares of the Company’s pre-reverse split common stock were combined and reclassified into one share of the Company’s common stock. Proportionate voting rights and other rights of common stockholders will not be affected by the reverse stock split, other than as a result of the cash payment for any fractional shares that would have otherwise been issued. Stockholders who would otherwise hold a fractional share of common stock will receive a cash payment in respect of such fraction of a share of common stock. No fractional shares will be issued in connection with the reverse stock split.

After the reverse stock split, effective at 5:00 p.m., Eastern Time, on November 12, 2018, the Company’s common stock trades on a post-split basis. The par value and other terms of the common stock was not be affected by the reverse stock split. The authorized capital of the Company of 10,000,000,000 shares of common stock and 5,000,000 shares of preferred stock, also will not be affected by the reverse split.

All outstanding preferred shares, stock options, warrants, and equity incentive plans immediately prior to the reverse stock split will generally be appropriately adjusted by dividing the number of shares of common stock into which the preferred shares, stock options, warrants and equity incentive plans of the common stock are exercisable or convertible by 500 and multiplying the exercise or conversion price by 500, as a result of the reverse stock split.

The Company’s transfer agent, Computershare Inc., is acting as exchange agent for the reverse stock split and will send instructions to stockholders of record regarding the exchange of certificates for common stock.

The following table presents the dilutive effect of our various potential common shares as of November 9, 2018:

November 9, 2018
Common shares outstanding	15,291,866
Dilutive potential shares:
Stock options	77
Warrants	1,318,592,863
Convertible debt	269,272,606
Convertible preferred stock	194,943,417
Total dilutive potential common shares, including outstanding common stock	1,798,100,829

As of November 9, 2018, the Company had sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

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

Our Services

Our principal line of business historically was clinical laboratory blood and urine testing services, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Testing services to rehabilitation facilities represented approximately 3% and 95% of our revenues for the nine months ended September 30, 2018 and 2017, respectively, the change caused by the increase in revenue from our hospital operations. Since the opening of our hospital in Oneida, Tennessee in August 2017, our principal line of business has been our hospital operations.

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

Jamestown Regional Medical Center

On January 31, 2018, the Company entered into an asset purchase agreement to acquire certain assets related to an acute care hospital located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center. The purchase was completed on June 1, 2018. The hospital was acquired by a newly formed subsidiary, Jamestown TN Medical Center, Inc., and is an 85-bed facility of approximately 90,000 square feet on over eight acres of land, which offers a 24-hour Emergency Department with two spacious trauma bays and seven private exam rooms, inpatient and outpatient medical services and a Progressive Care Unit which provides telemetry services. The acquisition also included a separate physician practice which now operates under Rennova as Mountain View Physician Practice, Inc.

Net annual revenues for the hospital in Jamestown in recent years have been approximately $15 million with government payers including Medicare and Medicaid accounting for in excess of 60% of the payor mix. Rennova does not expect this payor mix to change significantly in the near future. The hospital was acquired for approximately $668,983 from Community Health Systems, Inc. Diligence, legal and other costs associated with the acquisition are estimated to be approximately $500,000 meaning the total cost of acquisition to the Company is approximately $1,100,000. Jamestown is located 38 miles from the Company’s other hospital, the Big South Fork Medical Center, which is located in Oneida, Tennessee.

Comparison for the three months ended September 30, 2018 and September 30, 2017

The following table summarizes the results of our consolidated continuing operations for the three months ended September 30, 2018 and 2017 (unaudited):

	Three Months Ended September 30,
	2018		2017

Net revenues	$5,039,112	100%	$810,088	100%
Operating expenses:
Direct costs of revenue	3,350,286	66.5%	262,000	32.3%
General and administrative expenses	4,348,818	86.3%	4,454,167	549.8%
Sales and marketing expenses	2,758	0.1%	170,028	21.0%
Depreciation and amortization	152,825	3%	426,582	52.7%
Loss from operations	(2,815,575)	-55.9%	(4,502,688)	-555.8%
Interest expense	(9,322,333)	-185.0%	(5,331,673)	-658.2%
Other income, net	188,658	3.7%	40,455	5.0%
Gain on Bargain Purchase	-	0.0%	-	0.0%
Change in fair value of derivative instruments	109,305,331	2169.1%	-	0.0%
Gain on extinguishment of debt	-	0.0%	(23,000)	0.0%
Income tax expense	-	0.0%	(372)	0.0%
Net income (loss) from continuing operations	$97,356,081	1381.0%	$(9,817,278)	-1211.9%

Net Revenues

Consolidated net revenues were $5.0 million for the three months ended September 30, 2018, as compared to $0.8 million for the three months ended September 30, 2017, an increase of $4.2 million. The 2018 and 2017 net revenues include a bad debt expense elimination of $1.8 million and $0.5 million, respectively, for doubtful accounts and allowance billing adjustments by insurance companies. In a continued effort to refine our revenue recognition estimates, the Company practices the full retrospective approach, evaluating and analyzing the realizability of gross service revenues monthly, to make certain that we are properly allowing for bad debt and contractual adjustments. The increase in net revenues was due to revenue from Jamestown Regional Medical Center, which was acquired on June 1, 2018 and a full quarter of revenue from the Big South Fork Medical Center, which we began operating on August 8, 2017. The increase in Hospital revenue was offset by a $0.7 million decrease in Clinical Laboratory Operations revenue for the three months ended September 30, 2018 compared to the same period in 2017.

Direct Costs of Revenue

Direct costs of revenue increased by $3.1 million compared to the three months ended September 30, 2017. The increase is related to the hospital operations.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million, compared to the same period a year ago due to a significant reduction in the number of laboratory facilities, thereby reducing the number of employees and the related operating expenses.

Sales and Marketing Expenses

There was a decline in sales and marketing expenses of $0.2 million, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, which is due to a significant reduction in sales force and in total marketing spend.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $0.2 million for the three months ended September 30, 2018 as compared to $0.4 million for the same period a year ago as some of our property and equipment became fully depreciated during 2017. We expect our depreciation and amortization expense to increase going forward as a result of the fixed assets associated with our hospital acquisitions.

Loss from Operations

Our operating loss decreased by $1.7 million for the three months ended September 30, 2018 as compared to same period a year ago. We attribute the improvement to the increase in our net revenues generated by our hospital acquisitions.

Interest Expense

Interest expense for the three months ended September 30, 2018 was $9.3 million, as compared to $5.3 million for the three months ended September 30, 2017. Interest expense for the three months ended September 30, 2018 includes $9 million for the amortization of debt discount and deferred financial costs related to convertible debentures and warrants and $300,000 for interest expense on notes payable and capital lease obligations. Interest expense in the three months ended September 30, 2017 includes a $4.8 million non-cash interest charge related to the issuance of convertible debentures and warrants during the period.

Other income (expense)

Other income increased by $148,000 for the three months ended September 30, 2018 as compared to same period a year ago.

Change in Fair Value of Derivative Instruments

The increase in the fair value of derivative instruments is primarily due to the increase in the spread between the price of our common stock and the exercise/conversion prices of the derivatives from July 1, 2018 to September 30, 2018.

Net Income (loss)

Our net income from continuing operations was $97.4 million for the three months ended September 30, 2018, as compared to a net loss of $4 million for the three months ended September 30, 2017. The net income is due primarily to the revaluation of our derivative instruments resulting in a gain of $109.3 million, among other items.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Three Months Ended September 30,
Clinical Laboratory Operations	2018	2017	Change	%

Net revenues	$17,569	$708,875	$(691,306)	-97.5%
Operating expenses:
Direct costs of revenue	193,826	191,536	2,290	1.2%
General and administrative expenses	255,237	975,813	(720,576)	-73.8%
Sales and marketing expenses	2,640	169,842	(167,202)	-98.4%
Depreciation and amortization	112,908	410,801	(297,893)	-72.5%

Loss from operations	$(547,041)	$(1,039,117)	$492,076	-47.4%

Key Operating Measures - Revenues:
Insured tests performed	1,895	14,459	(12,564)	-86.9%
Net revenue per insured test	$9.27	$49.03	$(39.80)	-81.1%
Revenue recognition percent of gross billings	7	13	(6)

Key Operating Measures - Direct Costs:
Total samples processed	1,259	5,545	(4,286)	-77.3%
Direct costs per sample	$153.95	$34.54	$119.41	345.7%

The following table presents key financial metrics for our Hospital segment:

	Three Months Ended September 30,
Hospital	2018	2017	Change	%

Net revenues	$5,021,543	$171,569	$4,849,974	2,826.8%
Operating expenses:
Direct costs of revenue	3,156,461	78,815	3,077,646	3904.9%
General and administrative expenses	3,119,994	2,164,514	955,480	44.1%
Depreciation and amortization	39,669	22,045	17,624	79.9%

Loss from operations	$(1,294,580)	$(2,093,805)	$799,225	-38.2%

Number of Patients Serviced	3,044	2,065	979

Key Operating Measures - Net Revenues per patient:	$1,649.65	83.08	N/A

Key Operating Measures - Direct costs of revenue per patient:	$1,036.95	38.17	N/A

Our hospital operations began on August 8, 2017.

Our Hospital Operations segment, formed in January of 2017, had general and administrative expenses of $3.1 million for the three months ended September 30, 2018, as compared to $2.2 million for the three months ended September 30, 2017. These expenses consisted primarily of employee compensation costs, legal expenses and startup expenses.

The following table presents key financial metrics for our Corporate group:

	Three Months Ended September 30,
Corporate	2018	2017	Change	%

Operating expenses:
General and administrative expenses	$973,588	$1,364,923	$(391,335)	-28.7%
Direct costs of revenue	-	1,319	(1,319)	-100.0%
Sales and marketing expenses	118	3,175	(3,057)	-96.3%
Depreciation and amortization	248	674	(426)	-63.2%

Loss from operations	$(973,954)	$(1,370,091)	$396,137	-28.9%

Comparison for the nine months ended September 30, 2018 and 2017

The following table summarizes the results of our consolidated continuing operations for the nine months ended September 30, 2018 and 2017 (unaudited):

	Nine Months Ended September 30,
	2018		2017
	$	%	$	%
Net revenues	$9,932,989	100%	$1,568,918	100%
Operating expenses:
Direct costs of revenue	7,809,465	78.6%	717,234	45.7%
General and administrative expenses	10,238,891	103.1%	10,935,178	697.0%
Sales and marketing expenses	1,543	0.0%	617,081	39.3%
Depreciation and amortization	804,074	8%	1,273,435	81.2%
Loss from operations	(8,920,984)	-89.8%	(11,974,010)	-763.2%
Interest expense	(17,075,437)	-171.9%	(16,510,517)	-1052.4%
Other income	609,719	6.1%	91,212	5.8%
Gain on Bargain Purchase	7,732,302	78%	-	-%
Change in fair value of derivative instruments	13,688,678	137.8%	(42,702,815)	-2721.8%
Gain on extinguishment of debt	-	-%	42,679,815	2,720.3%
Income tax expense	(76)	0.0%	(3,622)	-0.2%
Net loss	$(3,965,798)	-39.9%	$(28,419,936)	-1811.4%

Net Revenues

Consolidated net revenues were $9.9 million for the nine months ended September 30, 2018, as compared to $1.6 million for the nine months ended September 30, 2017, an increase of $8.3 million. The increase is due to revenue from Jamestown Regional Medical Center, which was acquired on June 1, 2018 and the Big South Fork Medical Center, which we began operating on August 8, 2017. The increase in Hospital revenue was offset by a $1.3 million decrease in Clinical Laboratory Operations revenue for the nine months ended September 30, 2018 compared to the same period in 2017. The 2018 and 2017 net revenues include a bad debt expense elimination of $3.1 million and $1.0 million, respectively, for doubtful accounts and allowance billing adjustments by insurance companies.

Direct Costs of Revenue

Direct costs of revenue increased by $7.1 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase is related mostly to our hospital operations.

General and Administrative Expenses

General and administrative expenses decreased by $0.7 million, or 9%, compared to the same period a year ago. The decrease is primarily due to the significant reduction in the number of laboratory facilities to one, thereby reducing the number of employees and the related operating expenses.

Sales and Marketing Expenses

There was a decline in sales and marketing expenses of $0.6 million, or 100%, for the nine months ended September 30, 2018 as compared to the three months ended September 30, 2017. We attribute the decrease to the significant reduction in sales force and total marketing spend.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $0.8 million for the nine months ended September 30, 2018 as compared to $1.3 million for the same period a year ago as some of our property and equipment became fully depreciated during 2017. We expect our depreciation and amortization expense to increase going forward as a result of the fixed assets associated with our hospital acquisitions.

Loss from Operations

Our operating loss decreased by $3.1 million for the nine months ended September 30, 2018 as compared to same period a year ago due to a reduction in the operating loss of our Clinical Laboratory Operations and the decrease in Corporate’s general and administrative expenses, partially offset by the increase in the loss from our Hospital operations.

Interest Expense

Interest expense for the nine months ended September 30, 2018 was $17.1 million, as compared to $16.5 million for the nine months ended September 30, 2017. The interest expense for the nine months ended September 30, 2018 included $16.1 million for the amortization of debt discount and deferred financial costs related to convertible debentures and warrants. Interest expense in the nine months ended September 30, 2017 includes a $12.2 million non-cash interest charge related to the issuance of convertible debentures and warrants during the period, and $9.0 million for the amortization of debt discount and deferred financing costs.

Other income (expense)

Other income increased by $518,500 for the nine months ended September 30, 2018 as compared to same period a year ago. There also was a $7.7 million gain on the bargain purchase involving real property assets acquired in the Jamestown Regional Medical Center acquisition on June 1, 2018.

Change in Fair Value of Derivative Instruments

The increase in the fair value of derivative instruments is primarily due to the increase in the spread between the price of our common stock and the exercise/conversion prices of the derivatives for the nine months ended September 30, 2018.

Net Loss

Our net loss decreased by $27.3 million, to $3.9 million for the nine months ended September 30, 2018, as compared to $31.2 million for the nine months ended September 30, 2017. The decrease is due primarily to the revaluation of our derivative instruments resulting in a net gain of $13.7 million. The decrease is also due to the $7.7 million bargain purchase gain related to the Jamestown Regional Medical Center acquisition on June 1, 2018, among other items.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment

	Nine Months Ended September 30,
Clinical Laboratory Operations	2018	2017	Change	%

Net revenues	$177,890	$1,467,705	$(1,289,815)	-87.9%
Operating expenses:
Direct costs of revenue	234,846	605,593	(370,747)	-61.2%
General and administrative expenses	1,081,137	2,794,143	(1,713,006)	-61.3%
Sales and marketing expenses	1,425	611,941	(610,516)	-99.8%
Depreciation and amortization	625,877	1,265,174	(639,297)	-50.5%

Loss from operations	$(1,765,395)	$(3,809,146)	$2,043,751	-53.7%

Key Operating Measures - Revenues:
Insured tests performed	3,444	14,459	(11,015)	-76.2%
Net revenue per insured test	$51.65	$101.51	$(49.86)	-49.1%
Revenue recognition percent of gross billings	11%	13%	(2)%

Key Operating Measures - Direct Costs:
Total samples processed	4,499	5,545	(1,046)	-18.9%
Direct costs per sample	$52.20	$109.21	$(57.01)	-52.2%

The following table presents key financial metrics for our Hospital segment:

	Nine Months Ended September 30,
Hospital	2018	2017	Change	%

Net revenues	$9,755,099	$171,569	$9,583,530	5,585.8%
Operating expenses:
Direct costs of revenue	7,574,619	78,815	7,495,804	9,510.6%
General and administrative expenses	6,002,037	3,185,182	2,816,855	88.4%
Depreciation and amortization	177,386	22,045	155,341	704.6%

Loss from operations	$(3,998,943)	$(3,114,473)	$(884,470)	28.4%

Number of Patients Serviced	10,093	2,065	N/A

Key Operating Measures – Net Revenues per patient:	$966.52	$83.08	N/A

Key Operating Measures - Direct costs of revenue per patient:	$750.48	$38.17	N/A

Our hospital operations began on August 8, 2017.

Our Hospital Operations segment, formed in January of 2017, had general and administrative expenses of $6 million for the nine months ended September 30, 2018. These expenses consisted primarily of employee compensation costs, legal expenses and startup expenses.

The following table presents key financial metrics for our Corporate group:

	Nine Months Ended September 30,
Corporate	2018	2017	Change	%

Operating expenses:
General and administrative expenses	$3,155,717	$5,006,936	$(1,851,219)	-37.0%
Direct costs of revenue	-	42,496	(42,496)	-100%
Sales and marketing expenses	118	8,128	(8,010)	-99%
Depreciation and amortization	810	1005	(195)	(19.4)%

Loss from operations	$(3,156,645)	$(5,058,565)	$(1,901,920)	37.6%

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2018 and 2017, we financed our operations primarily from the sale of our equity securities, the issuance of debentures, short-term advances from related parties, and the proceeds we received from pledging certain of our accounts receivable in March 2016. Future cash needs for working capital, capital expenditures and potential acquisitions will require management to seek additional equity or obtain additional credit facilities. As of November 9, 2018, the Company had enough authorized shares of common stock to issue additional shares of common stock. The sale of additional equity will result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

At September 30, 2018, we had no cash on hand from continuing operations, a working capital deficit of $30 million and a stockholders’ deficit of $30.1 million. In addition, we incurred a loss from continuing operations before other income (expense) and income taxes of $2.8 million and $8.9 million for the three and nine months ended September 30, 2018, respectively. As of the date of this report, our cash position is still deficient; however, payments critical to our operations in the ordinary course are being made. Our fixed operating expenses include payroll, rent, capital lease payments and other fixed expenses, as well as the costs required to operate Big South Fork Medical Center, which began operations on August 8, 2017, and Jamestown Regional Medical Center, which was acquired on June 1, 2018. The fixed operating expenses were approximately $2.6 and $2.1 million per month for the three and nine months ended September 30, 2018, respectively.

On February 9, 2018, the holders exercised their right to exchange a portion of the September Debentures for shares of the Series I-2 Preferred Stock for the first time. On that date, the holders elected to exchange an aggregate of $1,384,556 principal amount of September Debentures and the Company issued an aggregate 1,730.7 shares of its Series I-2 Preferred Stock. On July 16, 2018, under the Exchange Agreements with the holders of the September Debentures, the holders exchanged a portion of the September Debentures for shares of the Company’s Series I-2 Preferred Stock. On that date, the holders elected to exchange an aggregate of $1,741,580 principal amount of the September Debentures and the Company issued an aggregate of 2,176.975 shares of its Series I-2 Preferred Stock. In July 2018, the holder converted 538.137 shares of Series I-2 Preferred Stock into 1,764,927 shares of the Company’s common stock.

For the nine months ended September 30, 2018, the Company issued an aggregate of 142,667 shares of restricted stock to employees and directors, based upon the recommendation of the Compensation Committee of the Board. The Company recognized stock-based compensation in the amount of $477,933 for the grant of such restricted stock based on a valuation of $3.35 per share.

The Company had 7,365,881 and 39,502 shares of common stock issued and outstanding at September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018, the Company issued an aggregate of 3,886,680 shares of its common stock upon conversion of $6.7 million of the principal amount of the March 2017 Debentures. We also issued 1,492,228 shares of common stock upon exercise of 5,906,177 warrants, on a cashless basis and 40,000 shares of common stock upon the conversion of 50 shares of its Series H Preferred stock as discussed above.

On March 5, 2018, May 14, 2018, May 21, 2018 and June 28, 2018, the Company closed offerings of $6,810,000 aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019. The Company received proceeds of $5,500,000 in the offerings. The terms of these debentures are the same as those issued under the previously-announced Securities Purchase Agreement, dated as of August 31, 2017, (the “Purchase Agreement”). On July 16, 2018, August 2, 2018, and September 6, 2018, the Company entered into Additional Issuance Agreements (the “Issuance Agreements”), with two existing institutional investors of the Company. Under the Issuance Agreements, the Company issued $3.1 million aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019 and received proceeds of $2.5 million. The conversion terms of these debentures are the same as those issued in September 2017 under the Purchase Agreement, as more fully described above, with the exception of the floor conversion price, which is $.052 per share. These debentures may also be exchanged for shares of the Company’s Series I-2 Preferred Stock under the terms of the Exchange Agreements.

The Debentures were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and by Rule 506 of Registration D promulgated thereunder as a transaction by an issuer not involving a public offering.

The following table presents our capital resources as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017	Change

Cash	$-	$-	$-
Working capital	(30,048,259)	(33,931,294)	3,883,035
Total debt, excluding discounts and deferred financing fees	24,988,852	25,806,412	(817,560)
Capital lease obligations	981,627	2,079,137	(1,097,510)
Stockholders’ deficit	(30,134,730)	(40,613,461)	10,478,731

The following table presents the major sources and uses of cash for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change

Cash used in operations	$(7,121,826)	$(11,793,129)	$4,671,303
Cash provided by (used in) investing activities	461,242	(1,552,563)	2,013,805
Cash provided by financing activities	6,660,584	13,302,006	(6,641,422)

Net change in cash	$0	$(43,686)	$43,686

The decrease in cash used in operations for the nine months ended September 30, 2018 and 2017 is presented in the following table:

	Nine Months Ended September 30,
	2018	2017	Change

Net loss from continuing operations	$(3,965,798)	$(28,419,936)	$24,454,138
Non-cash adjustments to income	(4,346,430)	16,087,914
Accounts receivable	(5,648,343)	828,450	(6,476,793)
Accounts payable and accrued expenses	7,225,248	3,446,237	3,779,011
Income (loss) from discontinued operations	115,787	(2,752,173)	2,867,960
Other	125,865	(533,696)	659,561
Net cash used in operating activities	(6,493,672)	(11,343,204)	4,849,532
Cash used in discontinued operations	(628,154)	(449,925)	(178,229)
Cash used in operations	$(7,121,826)	$(11,793,129)	$4,671,303

Cash provided by investing activities for the nine months ended September 30, 2018 consist of the $800,000 received from the February 14, 2018 Common Stock Purchase Agreement with two investors pursuant to which the Company agreed to sell an aggregate of 200,000 shares of common stock of NanoVibronix, Inc. owned by the Company at a purchase price of $4.00 per share. The Company had acquired the shares as a result of an investment originally made in 2011. Also, cash was provided in the nine months ended September 30, 2018 from the sale of property and equipment of $433,612. Cash provided by investing activities for the nine months ended September 30, 2018 was reduced by the purchase of Jamestown Medical Center of $668,983, which is net of cash acquired.

Cash provided by financing activities for the nine months ended September 30, 2018 consists of the $8 million received from the debenture issuances, partially offset by $428,500 from related party notes payable and advances, $256,481 for payments on notes payable, and $654,435 for payments on capital lease obligations.

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

As reflected in the condensed consolidated financial statements, the Company reported net income from operations of approximately $97.2 million and cash used in operating activities of $7.1 million for the three months ended September 30, 2018. For the nine months ended September 30, 2018, the Company reported a net loss of $3.9 million. In addition, the Company had a working capital deficit and an accumulated deficit of $30 million and $190.1 million, respectively, at September 30, 2018.

The Company’s condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. Initial cost savings were realized by reducing the number of laboratory facilities to one for most of its toxicology diagnostics, thereby reducing the number of employees and associated operating expenses. During 2017, the Company’s Board of Directors voted unanimously to spinoff Advanced Molecular Services Group (“AMSG”) and Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to its shareholders. Completion of these spinoffs is expected to occur during the second half of 2018. The spinoffs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission and consents, including under various funding agreements previously entered by the Company. The intent of the spinoffs of AMSG and HTS is to create three public companies, each of which can focus on its own strengths and operational plans. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company has reflected amounts relating to AMSG and HTS as disposal groups classified as held for sale and included as part of discontinued operations. AMSG and HTS are no longer included in the segment reporting following the reclassification to discontinued operations. The discontinued operations of AMSG and HTS are described further in Note 18.

During the nine months ended September 30, 2018, the Company completed several private placement offerings with institutional investors for $9.9 million in principal less original issue discounts of an aggregate of $1.9 million and received proceeds totaling $8,000,000. As more fully discussed in Note 20 to the accompanying condensed consolidated financial statements, from October 1, 2018 to November 9, 2018, the Company completed additional private placement offerings for an aggregate of $1,240,000 in principal and received $1,000,000 in additional proceeds. Previously, the Company announced that its Big South Fork Medical Center received CMS regional office licensure approval and opened on August 8, 2017. On June 1, 2018, the Company purchased certain assets of and began operating the Jamestown Regional Medical Center, which is located in Jamestown Tennessee. The Company may amend its current revenue recognition policy and percentage for the hospitals when payments are received to support amended revenue recognition methodologies. Therefore, the Company expects that these hospitals will continue to provide additional revenue and cash flow sources.

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

As of September 30, 2018, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In our Annual Report on Form 10-K for the year ended December 31, 2017, we identified material weaknesses in our internal control over financial reporting as a result of not properly performing an effective risk assessment or monitoring of our internal controls over financial reporting. With the acquisitions of Oneida and Jamestown Hospitals, there are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. As of September 30, 2018, we concluded that the identified material weaknesses continued to exist.

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

(b)	Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits.

3.16	Certificate of Designation for Series J Convertible Preferred Stock (incorporated by reference to Exhibit 3.16 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2018).

3.17	Amended Certificate of Designation for Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.17 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2018).

3.18

Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc. filed September 18, 2018 (incorporated by reference to Exhibit 3.18 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2018).

10.163	Form of Additional Issuance Agreement, dated as of July 16, 2018 (incorporated by reference to Exhibit 10.169 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2018).

10.164	Exchange Agreement, dated as of July 23, 2018, between Rennova Health, Inc. and Alcimede LLC (incorporated by reference to Exhibit 10.170 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2018).

10.165	Series B Warrant Extension Agreement, dated September 14, 2018, between Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.171 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2018).

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Link base Document

101.DEF	XBRL Definition Link base Document

101.LAB	XBRL Label Link base Document

101.PRE	XBRL Presentation Link base Document

*Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENNOVA HEALTH, INC.

Date: November 14, 2018	By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer (Principal Executive Officer)

