Form 10-K
period 2018-12-31
Rennova Health, Inc.
filed 2019-10-21
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 0-26824

RENNOVA HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0370244
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

931 Village Boulevard, Suite 905 West Palm Beach, FL	33409
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 855-1626

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 Par Value

Warrants to Purchase Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ]Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 was $2,941,747.

As of September 10, 2019, the registrant had 7,508,936,775 shares of Common Stock outstanding.

RENNOVA HEALTH, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

RENNOVA HEALTH, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2018

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

Rennova Health, Inc. (together with its subsidiaries, “Rennova”, “we” or the “Company”) is a provider of health care services for healthcare providers, patients and individuals. Beginning in 2011 the Company owned and operated a number of clinical diagnostics laboratories which focused on the provision of urine toxicology diagnostics to the substance abuse sector. The majority of the Company’s business was conducted in Florida. The Company invested in and developed a suite of software products to complement its diagnostics business and create an additional revenue stream. The Company also expanded its diagnostics business to include certain genetic diagnostics and interpretation of diagnostic outcomes in the cancer and pharmacogenomics sector. Adverse market conditions in the Company’s core diagnostics business in 2015 and 2016 caused a significant downturn in revenue and cash generation and caused the Company to reconsider its activities and direction. In late 2016 the Company decided to pursue the opportunity acquire and operate clusters of rural hospitals and is currently focused on implementing this business model. In 2018, the Company focused on and operated two synergistic divisions: 1) Clinical diagnostics and 2) Hospital operations. Hospital operations have become the principle business of Rennova. The Company now owns and operates three hospitals, a physician’s office in Tennessee and a rural clinic in Kentucky. The facilities are, Big South Fork Medical Center, which we opened on August 8, 2017 in Oneida Tennessee, Jamestown Regional Medical Center located in Jamestown Tennessee, which includes a doctor’s practice, the assets of which were acquired in the second quarter of 2018, pursuant to the terms of a definitive asset purchase agreement that we entered into on January 31, 2018 and Jellico Community Hospital in Jellico, Tennessee and an outpatient clinic in Williamsburg, Kentucky, the assets of which we acquired on March 5, 2019, as more fully discussed below. We believe that our approach will produce a more sustainable business model and the capture of multiple revenue streams from medical providers, patients and hospital services.

On July 12, 2017, we announced plans to spin off our Advanced Molecular Services Group (“AMSG”) and in the third quarter 2017 our Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. While these spin offs have taken longer than anticipated, completion of these spin offs is now expected to occur in the first quarter of 2020. The spin offs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission, and consents, including under various funding agreements previously entered into by the Company. A record date to determine those stockholders entitled to receive shares in the spin offs should be approximately 30 to 60 days prior to the dates of the spin offs. The strategic goal of the spin offs is to create three public companies, each of which can focus on its own strengths and operational plans. In addition, after the spin offs, each company will provide a distinct and targeted investment opportunity.

We have reflected the amounts relating to AMSG and HTS as disposal groups classified as held for sale and included in discontinued operations in the Company’s accompanying consolidated financial statements. Prior to being classified as held for sale, AMSG had been included in the Decision Support and Informatics division, except for the Company’s subsidiary, Alethea Laboratories, Inc., which had been included in the Clinical Laboratories division and HTS had been included in the Company’s Supportive Software Solutions division. The Company believes it will be able to recognize the expenditures to date with regard to AMSG and HTS, which are in excess of $20 million, as an investment after the spin offs are complete.

We received approximately $9.0 million and $15.7 million in cash from issuances of debentures and warrants during 2018 and 2017, respectively (see Note 9 to the consolidated financial statements), $3.3 million and $4.8 million from related parties in 2018 and 2017, respectively (see Notes 8, 9 and 10 to the consolidated financial statements), $4.0 million of proceeds on October 30, 2017 from the issuance of our convertible preferred stock (see Note 13 to the consolidated financial statements) and $0.8 million in 2018 from the sale of stock we owned (see Note 18). Subsequent to December 31, 2018 and through September 27, 2019, we received $3.8 million from issuances of debentures as more fully discussed below and $1.6 million from the issuance of a promissory note, which is more fully discussed in Note 21 to the consolidated financial statements, and $9.9 million in advances from Mr. Diamantis, a member of our board of directors, which were used to repay obligations under a prepaid forward purchase contract related to an accounts receivable financing as more fully discussed below. In addition, subsequent to December 31, 2018 and through September 10, 2019, Mr. Diamantis loaned the Company $6.5 million, of which $1.9 million was used for fees and expenses incurred in connection with the settlement of the prepaid forward purchase contract, $0.7 million was used to purchase Jellico Community Hospital in March 2019 and the remainder was used for working capital purposes.

Our net loss from continuing operations for the year ended December 31, 2018 was $13.6 million, as compared to $50.9 million for the same period a year ago. The change is primarily due to a reduction in the loss from continuing operations before other income and expense and income taxes of $2.9 million, the change in fair value and the value of derivative liabilities, which provided a gain of $13.7 million in 2018 versus a loss of $12.4 million in 2017, a gain on bargain purchase associated with the acquisition of Jamestown Regional Medical Center in June 2018 of $7.6 million and an increase in other income of $0.6 million in 2018.

History and Development of the Company

Medytox Solutions, Inc. (“Medytox”) was organized on July 20, 2005 under the laws of the State of Nevada. In the first half of 2011, Medytox’s management elected to reorganize as a holding company, and Medytox established and acquired a number of companies in the medical service and software sector between 2011 and 2014.

On November 2, 2015, pursuant to the terms of the Agreement and Plan of Merger, dated as of April 15, 2015, by and among CollabRx, Inc. (“CollabRx”), CollabRx Merger Sub, Inc. (“Merger Sub”), a direct wholly-owned subsidiary of CollabRx formed for the purpose of the merger, and Medytox, Merger Sub merged with and into Medytox, with Medytox as the surviving company and a direct, wholly-owned subsidiary of CollabRx (the “Merger”). Prior to closing, the Company amended its certificate of incorporation to change its name to Rennova Health, Inc. This transaction was accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, as such, the historical financial statements of Medytox became the historical financial statements of the Company.

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

Reverse Stock Splits

On February 7, 2017, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-30 reverse stock split of the Company’s shares of common stock effective February 22, 2017, on September 21, 2017, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-15 reverse stock split effective October 5, 2017, and on November 5, 2018, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-500 reverse stock split effective November 12, 2018 (the “Reverse Stock Splits”). The stockholders of the Company had approved these amendments to the Company’s Certificate of Incorporation on December 22, 2016 for the February 22, 2017 reverse stock split, on September 20, 2017 for the October 5, 2017 reverse stock split and on August 22, 2018 for the November 12, 2018 reverse stock split. In each of these cases, the Company’s stockholders had granted authorization to the Board of Directors to determine in its discretion the specific ratio, subject to limitations, and the timing of the reverse splits within certain specified effective dates.

As a result of the Reverse Stock Splits, every 30 shares of the Company’s then outstanding common stock was combined and automatically converted into one share of the Company’s common stock on February 22, 2017, every 15 shares of the Company’s then outstanding common stock was combined and automatically converted into one share of the Company’s common stock on October 5, 2017 and every 500 shares of the Company’s common stock was combined and automatically converted into one share of the Company’s common stock on November 12, 2018. In addition, the conversion and exercise prices of all of the Company’s outstanding preferred stock, common stock purchase warrants, stock options, restricted stock, equity incentive plans and convertible notes payable were proportionately adjusted at the applicable reverse split ratio in accordance with the terms of such instruments. In addition, proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Splits, other than as a result of the rounding up of fractional shares in the February reverse split and the payment of cash in lieu of fractional shares in the October and November reverse splits, as no fractional shares were issued in connection with the Reverse Stock Splits.

All share, per share and capital stock amounts as of and for the years ended December 31, 2018 and 2017 have been restated to give effect to the Reverse Stock Splits.

In addition, on September 18, 2018, the Company amended its Certificate of Incorporation to have the authority to issue 10,000,000,000 shares of common stock and the par value of the Company’s common stock was decreased from $0.01 per share to $.0001 per share. No additional change was made to the terms of the Company’s common stock as a result of the November 12, 2018 reverse stock split and no change was made to the authorized preferred stock, which remains at 5,000,000 shares of preferred stock, par value $0.01 per share.

Recent Developments

Asset Acquisitions of Jellico Community Hospital and CarePlus Center

On March 5, 2019, the Company closed an asset purchase agreement (the “Purchase Agreement”) whereby it acquired certain assets related to an acute care hospital located in Jellico, Tennessee and an outpatient clinic located in Williamsburg, Kentucky. The hospital is known as Jellico Community Hospital and the clinic is known as the CarePlus Center. The hospital and the clinic and their associated assets were acquired from Jellico Community Hospital, Inc. and CarePlus Rural Health Clinic, LLC, respectively.

Jellico Community Hospital is a fully operational 54-bed acute care facility that offers comprehensive services, including diagnostic imaging, radiology, surgery (general, gynecological and vascular), nuclear medicine, wound care and hyperbaric medicine, intensive care, emergency care and physical therapy. The CarePlus Center offers sophisticated testing capabilities and compassionate care, all in a modern, patient-friendly environment. Services include diagnostic imaging services, x-ray, mammography, bone densitometry, computed tomography (CT), ultrasound, physical therapy and laboratory services on a walk-in basis.

The purchase price was approximately $658,537. This purchase price was made available by Christopher Diamantis, a director of the Company. Diligence, legal and other costs associated with the acquisition are estimated to be approximately $250,000, meaning the total cost of acquisition to the Company is approximately $908,000.

Annual net revenues of these businesses in recent years have been approximately $12,000,000, with government payors, including Medicare and Medicaid, accounting for in excess of 70% of the payor mix. The Company does not expect that payor mix to change in the new future.

Share Issuances

Subsequent to December 31, 2018 and through September 10, 2019, the Company issued an aggregate of 7,380,369,502 shares of common stock for conversions of preferred stock and the cashless exercise of warrants.

2019 Debenture Offerings

The Company issued debentures on February 24, 2019 in the aggregate principal amount of $300,000, on March 27, 2019 in the aggregate principal amount of $300,000 and on May 12, 2019 in the aggregate principal amount of $500,000. All of these debentures were guaranteed by Mr. Diamantis, a director of the Company, and were due on June 3, 2019. In addition, the Company issued debentures on June 5, 2019 in the aggregate principal amount of $125,000 and on June 7, 2019 in the aggregate principal amount of $200,000. These debentures were also guaranteed by Mr. Diamantis and were due on July 20, 2019.

On June 13, 2019 the Company closed an offering of $1,250,000 aggregate principal amount of debentures with certain existing institutional investors pursuant to the terms of a Bridge Debenture Agreement, dated as of June 13, 2019 ( the “June 13 Agreement”) and received proceeds of $1,250,000. The June 13 Agreement provided that on or prior to June 30, 2019, at the mutual election of the Company and the investors, the investors could purchase an additional $1,250,000 principal amount on the same terms and conditions as provided in the June 13 Agreement. Under the June 13 Agreement, the maturity dates of the debentures issued on February 24, 2019, March 27, 2019, May 12, 2019, June 5, 2019 and June 7, 2019 were extended to December 31, 2019 and the terms were changed such that they have the same interest terms as contained in the June 13, 2019 debentures, as more fully discussed below.

On June 21, 2019, the Company and the investors agreed that the Company would issue, and the investors would purchase, $250,000 principal amount of debentures and on June 24, 2019 the Company and the investors agreed that the Company would issue, and the investors would purchase, an additional $1,020,000 aggregate principal amount of debentures. In connection with the issuances of the June 21, 2019 and June 24, 2019 debentures, the Company received total proceeds of $1,270,000.

The June 13, 2019, June 21, 2019 and June 24, 2019 debentures (collectively, “the June 2019 Debentures”) are secured and guaranteed by the Company’s subsidiaries on the same terms as provided in the Securities Purchase Agreement, dated as of August 31, 2017. At the Company’s option, the June 2019 Debentures may also be exchanged for shares of the Company’s Series I-2 Convertible Preferred Stock under the terms of the previously-announced Exchange Agreement, dated as of October 30, 2017. Commencing on August 17, 2019, the June 2019 Debentures shall bear interest on the outstanding principal amount at a rate of 2.5% per month (increasing to 5% per month on October 12, 2019), payable quarterly beginning on October 1, 2019. All overdue accrued and unpaid interest shall entail a late fee equal to the lesser of 24% per annum or the maximum rate permitted by applicable law. Christopher Diamantis is a guarantor of the June 2019 Debentures.

Promissory Note

On September 27, 2019, the Company issued a promissory note to a lender in the principal amount of $1.9 million and received proceeds of $1.6 million. The first principal payment of $1.0 million is due on or before November 8, 2019 and the remaining $0.9 million is due on or before December 26, 2019. The note does not bear interest except upon the occurrence of an event of default (as defined in the note). The note is unsecured and is guaranteed by Mr. Diamantis.

Accounts Receivable Factoring Arrangements

Subsequent to December 31, 2018 and through September 10, 2019, the Company entered into five accounts receivable factoring arrangements as more fully discussed in Note 21 to the consolidated financial statements.

Accounts Receivable Financing (Prepaid Forward Purchase Contract)

As previously announced, on March 31, 2016 the Company entered into an agreement to sell certain of its accounts receivable. The agreement was originally scheduled to mature on March 31, 2017, which date was extended to March 31, 2018 by an amendment on March 24, 2017. Also, what the counterparty was to receive was amended to equal (a) the $5,000,000 purchase price plus a 20% per annum investment return thereon, plus (b) $500,000, plus (c) the product of (i) the proceeds received from the accounts receivable, minus the amount set forth in clauses (a) and (b), multiplied by 40%. In connection with this extension, the counterparty received a fee of $1,000,000. On April 2, 2018, the Company, the purchaser and Christopher Diamantis, a director of the Company, as guarantor, entered into a second amendment to extend further the Company’s obligation to May 30, 2018. In connection with this further extension, the purchaser received a fee of $100,000. The counterparty instituted an arbitration proceeding under the agreement with regard to the outstanding balance. In December 2018, the Company, Mr. Diamantis and the counterparty entered into a preliminary settlement agreement in connection with the arbitration, with the terms of the settlement agreement revised on March 31, 2019. Under the terms of the settlement agreement, the Company and Mr. Diamantis agreed to pay the counterparty $2,000,000 on or before April 5, 2019 and an additional $7,694,685 plus interest at 10% per annum on or before May 20, 2019. These terms were subsequently amended and on April 5, 2019 and May 31, 2019, Mr. Diamantis, a director of the Company made payments totaling $5,000,000 on behalf of the Company. A final payment of $4,937,105 was agreed to be made on or before July 28, 2019. Mr. Diamantis made that payment on behalf of the Company on July 26, 2019. The Company and Mr. Diamantis have now complied with all of their obligations under the settlement agreement. As a result, the Company is now obligated to repay Mr. Diamantis a total of $9,937,105. To date, the Company has not recovered any proceeds from the disputed accounts receivable.

Our Services

We are a healthcare enterprise that delivers products and services to healthcare providers, their patients and individuals. We operate in two synergistic divisions: 1) Hospital operations; and 2) Clinical diagnostics services through our clinical laboratory. We aspire to create a more sustainable relationship with our customers by offering needed and interoperable solutions to capture multiple revenue streams from medical providers, patients and hospital services.

Hospital Operations

We believe that the acquisition or development of rural hospitals will create a stable revenue base from a needed service and believe that we can expand the sales of our products and services to surrounding medical providers and doctors’ groups, as well as realize the potential for significant synergistic opportunities with our Clinical Laboratory Operations business segment.

Scott County Community Hospital (DBA Big South Fork Medical Center)

On January 13, 2017, we closed on an asset purchase agreement to acquire certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Oneida Assets”). The Oneida Assets include a 52,000 square foot hospital building and 6,300 square foot professional building on approximately 4.3 acres. Scott County Community Hospital is classified as a Critical Access Hospital (rural) with 25 beds, a 24/7 emergency department, operating rooms and a laboratory that provides a range of diagnostic services. Scott County Community Hospital closed in July 2016 in connection with the bankruptcy filing of its parent company, Pioneer Health Services, Inc. We acquired the Oneida Assets out of bankruptcy for a purchase price of $1.0 million. The hospital, which has been renamed Big South Fork Medical Center, became operational on August 8, 2017.

Jamestown Regional Medical Center

On January 31, 2018, the Company entered into an asset purchase agreement to acquire certain assets related to an acute care hospital located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center. The purchase was completed on June 1, 2018. The hospital was acquired by a newly formed subsidiary, Jamestown TN Medical Center, Inc., and is an 85-bed facility of approximately 90,000 square feet on over eight acres of land, which offers a 24-hour Emergency Department with two spacious trauma bays and seven private exam rooms, inpatient and outpatient medical services and a Progressive Care Unit which provides telemetry services. The acquisition also included a separate physician practice which now operates under Rennova as Mountain View Physician Practice, Inc. Jamestown is located 38 miles west of our from Big South Fork Medical Center.

Jellico Medical Center

On March 5, 2019, the Company closed an asset purchase agreement (the “Purchase Agreement”) whereby it acquired certain assets related to an acute care hospital located in Jellico, Tennessee and an outpatient clinic located in Williamsburg, Kentucky. The hospital is known as Jellico Community Hospital and the clinic is known as the CarePlus Center. The hospital and the clinic and their associated assets were acquired from Jellico Community Hospital, Inc. and CarePlus Rural Health Clinic, LLC, respectively.

Jellico Community Hospital is a fully operational 54-bed acute care facility that offers comprehensive services, including diagnostic imaging, radiology, surgery (general, gynecological and vascular), nuclear medicine, wound care and hyperbaric medicine, intensive care, emergency care and physical therapy. Jellico is located 33 miles east of our Big South Fork Medical Center. The CarePlus Center offers sophisticated testing capabilities and compassionate care, all in a modern, patient-friendly environment. Services include diagnostic imaging services, x-ray, mammography, bone densitometry, computed tomography (CT), ultrasound, physical therapy and laboratory services on a walk-in basis.

The purchase price was approximately $658,537. This purchase price was made available by Christopher Diamantis, a director of the Company. Diligence, legal and other costs associated with the acquisition are estimated to be approximately $250,000, meaning the total cost of acquisition to the Company is approximately $908,000.

Annual net revenues of these businesses in recent years have been approximately $12,000,000, with government payors, including Medicare and Medicaid, accounting for in excess of 70% of the payor mix. The Company does not expect that payor mix to change in the new future.

Our hospital operations began on August 8, 2017, following the receipt of the required licenses and regulatory approvals and generated revenues of approximately $14.4 million during 2018 and approximately $0.9 million during the period from August 8, 2017 to December 31, 2017. Management determined that because Big South Fork Medical Center was reopened after being closed and contracts with payers had to be negotiated and implemented during the first months of operation, they would recognize a 20% collection rate for the period to December 31, 2017, until there was adequate collection history to analyze and confirm anticipated collections. During 2018, based on collection history achieved, management recognized a 17% collection rate for all of our hospitals.

Clinical Diagnostics

Prior to our focus on hospital operations, our principal focus had been clinical laboratory blood and urine testing services, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Testing services to physicians, clinics and rehabilitation facilities represented approximately 0.9%% and 71.6% of our revenues for the years ended December 31, 2018 and 2017, respectively. We believe that we are responding to the challenges faced by today’s healthcare providers to adopt paper free and interoperable systems, and to market demand for solutions by strategically expanding our offering of diagnostics services to include a full suite of clinical laboratory services. The drug and alcohol rehabilitation and pain management sectors provide an existing and sizable target market, where the need for our services already exists and opportunity is being created by a continued secular growth and need for compliance. This sector has been fraught with difficulties over the past number of years as payers reduce reimbursement and cover for diagnostics in this sector. The lack of consistency between payer’s policies and their requirement for proof of medical necessity has created uncertainty for ordering physicians and testing laboratories and their ability to receive payment. In the first quarter of 2018, we reduced the number of laboratories we operate to one facility in Palm Beach County, Florida.

The Company owns and operates the following products and services to support its business objectives and to enable it to offer these services to its customers:

Medytox Diagnostics, Inc. (“MDI”)

Through our Clinical Laboratory Improvement Amendments (“CLIA”) certified laboratory, Rennova offers toxicology, clinical pharmacogenetics and esoteric testing. Rennova seeks to provide these testing services with superior logistics and specimen integrity, competitive turn-around times and excellent customer service.

Clinical Laboratory Operations

The Company, through its wholly-owned MDI subsidiary, owns and operates the following clinical laboratory:

Laboratory	Location
EPIC Reference Labs, Inc.	Riviera Beach, FL

During 2017 and 2018, the Company experienced a substantial decline in the volume of samples processed at its laboratories and continued difficulty in receiving reimbursement for certain diagnostics. As a result, in an effort to reduce costs, the Company is currently operating its Clinical Laboratory Operations business segment out of its EPIC Reference Labs, Inc. (“EPIC”) laboratory, and cost reduction efforts are continuing in response to the operating losses incurred. MDI formed EPIC as a wholly-owned subsidiary on January 29, 2013 to provide reference, confirmation and clinical testing services. The Company acquired necessary equipment and licenses in order to allow EPIC to test urine for drugs and medication monitoring. Operations at EPIC began in January 2014 using approximately 2,500 square feet and the premises has since been expanded to occupy approximately 12,500 square feet.

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

Competition

The healthcare industry is highly competitive among hospitals and other healthcare providers for patients, affiliations with physicians and acquisitions. The most significant competition our hospitals, and any other hospitals we may acquire, face comes from hospitals that provide more complex services, and other healthcare providers, including outpatient surgery, orthopedic, oncology and diagnostic centers that also compete for patients. Our hospitals, our competitors, and other healthcare industry participants are increasingly implementing physician alignment strategies, such as acquiring physician practice groups, employing physicians and participating in ACOs or other clinical integration models, which may impact our competitive position. In addition, increasing consolidation within the payor industry, vertical integration efforts involving payors and healthcare providers, and cost-reduction strategies by large employer groups and their affiliates may impact our ability to contract with payors on favorable terms and otherwise affect our competitive position.

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

Governmental Regulation

Overview

The healthcare industry is governed by an extremely complex framework of federal, state and local laws, rules and regulations, and there continue to be federal and state proposals that would, and actions that do, impose limitations on government and private payments to providers. In addition, there regularly are proposals to increase co-payments and deductibles from program and private patients. Facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls include what is commonly referred to as “utilization review”. Utilization review entails the review of a patient’s admission and course of treatment by a third party. Historically, utilization review has resulted in a decrease in certain treatments and procedures being performed. Utilization review is required in connection with the provision of care which is to be funded by Medicare and Medicaid and is also required under many managed care arrangements.

Many states have enacted, or are considering enacting, additional measures that are designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. Various states have applied, or are considering applying, for a waiver from current Medicaid regulations in order to allow them to serve some of their Medicaid participants through managed care providers. These proposals also may attempt to include coverage for some people who presently are uninsured, and generally could have the effect of reducing payments to hospitals, physicians and other providers for the same level of service provided under Medicaid.

Healthcare Facility Regulation

Certificate of Need Requirements

A number of states require approval for the purchase, construction or expansion of various healthcare facilities, including findings of need for additional or expanded healthcare services. Certificates of Need (“CONs”), which are issued by governmental agencies with jurisdiction over applicable healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or the addition of services and certain other matters. Tennessee, the state in which we currently operate our hospitals, has a CON law that applies to such facilities. States periodically review, modify and revise their CON laws and related regulations. Any violation of state CON laws can result in the imposition of civil sanctions or the revocation of licenses for such facilities. We are unable to predict whether our hospitals will be able to obtain any CONs that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required. Violation of these state laws may result in the imposition of civil sanctions or the revocation of licenses for such facilities. In addition, future healthcare facility acquisitions also may occur in states that require CONs.

Future healthcare facility acquisitions also may occur in states that do not require CONs or which have less stringent CON requirements than the state in which Rennova currently operates its hospitals. Any healthcare facility operated by the Company in such states may face increased competition from new or expanding facilities operated by competitors, including physicians.

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

Emergency Medical Treatment and Active Labor Act

The Emergency Medical Treatment and Active Labor Act (“EMTALA”) is a federal law that requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition or is in active labor, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program, the Medicaid program or both. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital. Although we believe that our hospitals comply with EMTALA, we cannot predict whether the Centers for Medicare & Medicaid Services (“CMS”) will implement new requirements in the future and whether our hospitals will be able to comply with any new requirements.

General Healthcare Regulations

Drugs and Controlled Substances

Various licenses and permits are required by our hospitals to dispense narcotics. They are required to register our dispensing operations for permits and/or licenses with, and comply with certain operating and security standards of, the United States DEA, the Food and Drug Administration (“FDA”), state health departments and other state agencies.

Fraud and Abuse, Anti-Kickback and Self-Referral Regulations

Participation in the Medicare and/or Medicaid programs is heavily regulated by federal statutes and regulations. If we fail to comply substantially with the numerous federal laws governing such activities, our participation in the Medicare and/or Medicaid programs may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare and/or Medicaid programs if it:

●	makes claims to Medicare and/or Medicaid for services not provided or misrepresents actual services provided in order to obtain higher payments;

●	pays money to induce the referral of patients or the purchase of items or services where such items or services are reimbursable under a federal or state health program;

●	fails to report or repay improper or excess payments; or

●	fails to provide appropriate emergency medical screening services to any individual who comes to a hospital’s campus or otherwise fails to properly treat and transfer emergency patients.

Hospitals continue to be one of the primary focus areas of the Office of the Inspector General (“OIG”) of the United States and other governmental fraud and abuse programs and the OIG has issued and periodically updated compliance program guidance for hospitals. Each federal fiscal year, the OIG also publishes a General Work Plan that provides a brief description of the activities that the OIG plans to initiate or continue with respect to the programs and operations of the Department of Health and Human Services (“HHS”) and details the areas that the OIG believes are prone to fraud and abuse.

Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the “anti-kickback” statute, prohibit certain business practices and relationships that might influence the provision and cost of healthcare services reimbursable under Medicare, Medicaid, TriCare or other healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be funded by Medicare or other government programs. Sanctions for violating the anti-kickback statute include criminal penalties and civil sanctions, including fines and possible exclusion from future participation in government programs, such as Medicare and Medicaid. HHS has issued regulations that create safe harbors under the anti-kickback statute. A given business arrangement that does not fall within an enumerated safe harbor is not per se illegal; however, business arrangements that fail to satisfy the applicable safe harbor criteria are subject to increased scrutiny by enforcement authorities.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to receipt of payments from a federal healthcare program. HIPAA created civil penalties for proscribed conduct, including upcoding and billing for medically unnecessary goods or services. These laws cover all health insurance programs, private as well as governmental. In addition, HIPAA broadened the scope of certain fraud and abuse laws, such as the anti-kickback statute, to include not just Medicare and Medicaid services, but all healthcare services reimbursed under a federal or state healthcare program. Finally, HIPAA established enforcement mechanisms to combat fraud and abuse. These mechanisms include a bounty system where a portion of the payment recovered is returned to the government agencies, as well as a whistleblower program, where a portion of the payment received is paid to the whistleblower. HIPAA also expanded the categories of persons that may be excluded from participation in federal and state healthcare programs.

There is increasing scrutiny by law enforcement authorities, the OIG, the courts and the U.S. Congress of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as mechanisms to exchange remuneration for patient-care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction and to reinterpret the underlying purpose of payments between healthcare providers and potential referral sources. Enforcement actions have increased, as is evidenced by highly publicized enforcement investigations of certain hospital activities.

In addition, provisions of the Social Security Act, known as the Stark Act, also prohibit physicians from referring Medicare and Medicaid patients to providers of a broad range of designated health services with which the physicians or their immediate family members have ownership or certain other financial arrangements. Certain exceptions are available for employment agreements, leases, physician recruitment and certain other physician arrangements. A person making a referral, or seeking payment for services referred, in violation of the Stark Act is subject to civil monetary penalties; restitution of any amounts received for illegally billed claims; and/or exclusion from future participation in the Medicare program, which can subject the person or entity to exclusion from future participation in state healthcare programs.

Further, if any physician or entity enters into an arrangement or scheme that the physician or entity knows or should have known has the principal purpose of assuring referrals by the physician to a particular entity, and the physician directly makes referrals to such entity, then such physician or entity could be subject to a civil monetary penalty. Compliance with and the enforcing of penalties for violations of these laws and regulations is changing and increasing. For example, CMS has issued a “self-referral disclosure protocol” for hospitals and other providers that wish to self-disclose potential violations of the Stark Act and attempt to resolve those potential violations and any related overpayment liabilities at levels below the maximum penalties and amounts set forth in the statute. In light of the provisions of the Affordable Care Act that created potential liabilities under the federal False Claims Act (discussed below) for failing to report and repay known overpayments and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later, hospitals and other healthcare providers are encouraged to disclose potential violations of the Stark Act to CMS. It is likely that self-disclosure of Stark Act violations will increase in the future. Finally, many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care.

The Federal False Claims Act and Similar State Laws

The Federal False Claims Act prohibits providers from, among other things, knowingly submitting false or fraudulent claims for payment to the federal government. The False Claims Act defines the term “knowingly” broadly, and while simple negligence generally will not give rise to liability, submitting a claim with reckless disregard to its truth or falsity can constitute the “knowing” submission of a false or fraudulent claim for the purposes of the False Claims Act. The “qui tam” or “whistleblower” provisions of the False Claims Act allow private individuals to bring actions under the False Claims Act on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. When a private party brings a qui tam action under the False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation. If a provider is found to be liable under the False Claims Act, the provider may be required to pay up to three times the actual damages sustained by the government plus mandatory civil monetary penalties for each separate false claim. The government has used the False Claims Act to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, submitting false cost reports, and providing care that is not medically necessary or that is substandard in quality.

HIPAA Transaction, Privacy and Security Requirements

HIPAA and federal regulations issued pursuant to HIPAA contain, among other measures, provisions that have required the Company to implement modified or new computer systems, employee training programs and business procedures. The federal regulations are intended to encourage electronic commerce in the healthcare industry, provide for the confidentiality and privacy of patient healthcare information and ensure the security of healthcare information.

A violation of the HIPAA regulations could result in civil money penalties per standard violated. HIPAA also provides for criminal penalties and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to five years in prison for obtaining protected health information under false pretenses and up to ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Since there is limited history of enforcement efforts by the federal government at this time, it is difficult to ascertain the likelihood of enforcement efforts in connection with the HIPAA regulations or the potential for fines and penalties, which may result from any violation of the regulations.

HIPAA Privacy Regulations

HIPAA privacy regulations protect the privacy of individually identifiable health information. The regulations provide increased patient control over medical records, mandate substantial financial penalties for violation of a patient’s right to privacy and, with a few exceptions, require that an individual’s individually identifiable health information only be used for healthcare-related purposes. These privacy standards apply to all health plans, all healthcare clearinghouses and healthcare providers, such as our hospitals, that transmit health information in an electronic form in connection with standard transactions, and apply to individually identifiable information held or disclosed by a covered entity in any form. These standards impose extensive administrative requirements on our hospitals and require compliance with rules governing the use and disclosure of such health information, and they require our facilities to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. In addition, our hospitals are subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary by state and could impose stricter standards and additional penalties.

The HIPAA privacy regulations also require healthcare providers to implement and enforce privacy policies to ensure compliance with the regulations and standards. We believe all of our facilities are in compliance with current HIPAA privacy regulations.

HIPAA Electronic Data Standards

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for all healthcare related electronic data interchange. These provisions are intended to streamline and encourage electronic commerce in the healthcare industry. Among other things, these provisions require us to use standard data formats and code sets established by HHS when electronically transmitting information in connection with certain transactions, including health claims and equivalent encounter information, healthcare payment and remittance advice and health claim status.

The HHS regulations establish electronic data transmission standards that all healthcare providers and payors must use when submitting and receiving certain electronic healthcare transactions. The uniform data transmission standards are designed to enable healthcare providers to exchange billing and payment information directly with the many payors thereby eliminating data clearinghouses and simplifying the interface programs necessary to perform this function. We believe that our management information systems comply with HIPAA’s electronic data regulations and standards.

HIPAA Security Standards

The Administrative Simplification Provisions of HIPAA require the use of a series of security standards for the protection of electronic health information. The HIPAA security standards rule specifies a series of administrative, technical and physical security procedures for covered entities to use to assure the confidentiality of electronic protected health information. The standards are delineated into either required or addressable implementation specifications.

HIPAA National Provider Identifier

HIPAA also required HHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and healthcare providers to be used in connection with standard electronic transactions. All healthcare providers, including our hospitals, were required to obtain a new National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers by May 23, 2007. Our hospitals implemented use of a standard unique healthcare identifier by utilizing their employer identification number. HHS has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have approximately one to two years to become fully compliant, but cannot predict the impact of such changes at this time. We cannot predict whether our facilities may experience payment delays during the transition to the new identifiers. HHS is currently working on the standards for identifiers for health plans; however, there are currently no proposed timelines for issuance of proposed or final rules. The issuance of proposed rules for individuals is on hold indefinitely.

Medical Waste Regulations

Our operations, especially our hospitals, generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations are also generally subject to various other environmental laws, rules and regulations. Based on our current level of operations, we do not anticipate that such compliance costs will have a material adverse effect on our cash flows, financial position or results of operations.

Compliance Program

The Company continuously evaluates and monitors its compliance with all Medicare, Medicaid and other rules and regulations. The objective of the Company’s compliance program is to develop, implement and update compliance safeguards as necessary. Emphasis is placed on developing and implementing compliance policies and guidelines, personnel training programs and various monitoring and audit procedures to attempt to achieve implementation of all applicable rules and regulations.

The Company seeks to conduct its business in compliance with all statutes, regulations, and other requirements applicable to its operations. The health care industry is, however, subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. There can be no assurance that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant civil and criminal penalties, fines, exclusions from participation in government health care programs and the loss of various licenses, certificates and authorizations, necessary to operate as well as potential liabilities from third-party claims, all of which could have a material adverse effect on the Company’s business.

Professional Liability

As part of our business, our hospitals are subject to claims of liability for events occurring in the ordinary course of operations. To cover a portion of these claims, professional malpractice liability insurance and general liability insurance are maintained in amounts which are commercially available and believed to be sufficient for operations as currently conducted, although some claims may exceed the scope or amount of the coverage in effect.

Environmental Regulation

We believe we are in substantial compliance with applicable federal, state and local environmental regulations. To date, compliance with federal, state and local laws regulating the discharge of material into the environment or otherwise relating to the protection of the environment have not had a material effect upon our results of operations, financial condition or competitive position. Similarly, we have not had to make material capital expenditures to comply with such regulations.

Clinical Laboratory Regulations

The CLIA are regulations that include federal standards applicable to all U.S. facilities or sites that test human specimens for health assessment or to diagnose, prevent, or treat disease. The Centers for Disease Control and Prevention (“CDC”), in partnership with CMS and the Food and Drug Administration (“FDA”), supports the CLIA program and clinical laboratory quality. CLIA requires that all clinical laboratories meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections.

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

The Company believes that it is in compliance with all applicable laboratory requirements. The Company’s laboratory has continuing programs to ensure that its operations meet all such regulatory requirements, but no assurances can be given that the Company’s laboratory will pass all future licensure or certification inspections. We embrace compliance as an integral part of our culture and we consistently promote that culture of ethics and integrity.

Payment for Services

In each of 2018 and 2017, the Company’s Hospital Operations derived over 60% of their net sales directly from the Medicare and Medicaid programs. The Company’s Hospital Operations depend significantly on continued participation in these programs and in other government healthcare programs. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for services.

Following an inspection at Jamestown Regional Medical Center on February 5, 2019, the hospital was informed on February 15 that several conditions of participation in its Medicare agreement were deficient. The hospital was informed that if the deficiencies where not corrected by May 16 the Medicare agreement would terminate. A follow-up inspection on May 15 resulted in the determination that the hospital had failed to adequately correct the deficiencies highlighted and a notice of involuntary termination was issued that was effective on June 12, 2019. A significant percentage of patients at Jamestown Regional Medical Center are covered by Medicare and without any ability to get paid for these services the Company suspended operations at the hospital. On June 10, 2019 the Company hired a new CEO to oversee the reopening of the hospital and took steps to re-enter the Medicare program. The hospital received initial approval of its application to reactivate the Medicare agreement in August and is currently planning the reopening of the hospital.

In 2018 and 2017, the Company’s Clinical Laboratory Operations derived less than 10% and 16%, respectively, of their net sales directly from the Medicare and Medicaid programs.

Employees

As of August 31, 2019, we have 309 employees for our continuing operations, of which 178 are full time. Of our total employees from continuing operations, two are assigned to Clinical Laboratory Operations, four are assigned to corporate administration and 303 are assigned to our Hospital Operations. In addition, we have eight employees associated with our discontinued operations. We continue to adjust our number of employees to achieve efficiencies and cost savings where applicable.

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

We have accumulated significant losses and have negative cash flows from operations, and at December 31, 2018, we had a working capital deficit and stockholders’ deficit of $39.3 million and $39.2 million, respectively. For the years ended December 31, 2018 and 2017, we incurred net losses attributable to common stockholders in the amount of $245.9 million and $108.5 million, respectively. In addition, our cash position is critically deficient, critical payments are not being made in the ordinary course of business, and we have indebtedness for which we do not have the financial resources to satisfy, all of which raises substantial doubt about our ability to continue as a going concern.

The Company plans to spin off AMSG and HTS as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. While these spin offs have taken longer than anticipated, completion of these spin offs is now expected to occur in the first quarter of 2020. The spin offs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission, and consents, including under various funding agreements previously entered into by the Company. A record date to determine those stockholders entitled to receive shares in the spin offs should be approximately 30 to 60 days prior to the dates of the spin offs. The strategic goal of the spin offs is to create three public companies, each of which can focus on its own strengths and operational plans. In addition, after the spin offs, each company will provide a distinct and targeted investment opportunity.

In accordance with ASC 205-20 and having met the criteria for “held for sale”, we have reflected amounts relating to AMSG and HTS as disposal groups classified as held for sale and included as part of discontinued operations. AMSG and HTS are no longer included in the segment reporting following the reclassification to discontinued operations. The discontinued operations of AMSG and HTS are described further in Note 18 to the consolidated financial statements.

Our hospital operations provided services to over 13,349 and 3,747 patients and recognized approximately $88.0 million and $2.0 million of gross revenues during 2018 and 2017, respectively. On March 5, 2019, we acquired certain assets of Jellico Community Hospital and CarePlus Center. On August 15, 2019, the Company received notice from CMS that the change of ownership for Jellico was effective from March 1, 2019, enabling the hospital, after almost six months of ownership, to bill and get paid for services since March 1, 2019.

The Company’s core business is now rural hospitals which is a specialized marketplace with a requirement for capable and knowledgeable management. The Company’s current financial condition may make it difficult to attract and maintain adequate expertise in its management team to successfully operate the Company’s hospitals.

Following an inspection at Jamestown Regional Medical Center on February 5, 2019, the hospital was informed on February 15 that several conditions of participation in the CMS-approved Medicare accreditation program were deficient. The hospital was informed that if the deficiencies where not corrected by May 16 the Medicare agreement would terminate. A follow-up inspection on May 15 resulted in the determination that the hospital had failed to adequately correct the deficiencies highlighted and a notice of involuntary termination was issued that was effective on June 12, 2019. The Company has taken steps to re-enter the Medicare program and has received initial approval of its application to reactivate the Medicare agreement.

There can be no assurance that we will be able to achieve our business plan, which is to acquire and operate clusters of rural hospitals, raise any additional capital or secure the additional financing necessary to implement our current operating plan. Our ability to continue as a going concern is dependent upon our ability to significantly reduce our operating costs, increase our revenues and eventually regain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The proposed spin offs of our Advanced Molecular Services Group and Health Technology Solutions are subject to various risks and uncertainties and may not be completed on the terms or timeline currently contemplated, if at all, and will involve significant time and expense, which could harm our business, results of operations and financial condition.

In 2017, we announced plans to separate our AMSG and HTS businesses as independent, publicly-traded companies. While these spin offs have taken longer than expected, the spin offs are now expected to be completed in the first quarter of 2020, subject to satisfaction of certain conditions. Unanticipated developments could delay, prevent or otherwise adversely affect one or both of these proposed spin offs, including but not limited to disruptions in general market conditions or potential problems, delays or difficulties in satisfying conditions and obtaining approvals and clearances or litigation or other legal proceedings that may arise as a result of the proposed spin offs. In addition, consummation of the spin offs will require final approval from our Board of Directors. Therefore, we cannot assure that we will be able to complete the spin offs on the terms or on the timeline that we announced, if at all.

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

Our acquisitions of the Big South Fork Medical Center, Jamestown Regional Medical Center, Jellico Community Hospital and CarePlus Center do not provide assurance that the acquired operations will be accretive to our earnings or otherwise improve our results of operations.

Acquisitions, such as that of Big South Fork Medical Center, which was acquired in January of 2017 and that began operations on August 8, 2017, Jamestown Regional Medical Center, which was acquired on June 1, 2018, and Jellico Community Hospital and CarePlus Center acquired in March 2019, involve the integration of previously separate businesses into a common enterprise in which it is envisioned that synergistic operations will result in improved financial performance. However, realization of these envisioned results is subject to numerous risks and uncertainties, including but not limited to:

●	Diversion of management time and attention from daily operations;
●	Difficulties integrating the acquired business, technologies and personnel into our business;
●	Potential loss of key employees, key contractual relationships or key customers of the acquired business; and
●	Exposure to unforeseen liabilities of the acquired business

There is no assurance that the acquisitions of the Big South Fork Medical Center, Jamestown Regional Medical Center, Jellico Community Hospital or CarePlus Center will be accretive to our earnings or otherwise improve our results of operations.

We have decided to alter our business model to focus on hospital acquisition and development which may not succeed if we are unable to effectively compete for patients. Local residents could use other hospitals and healthcare providers.

The healthcare industry is highly competitive among hospitals and other healthcare providers for patients, affiliations with physicians and acquisitions. The most significant competition our hospitals face comes from hospitals that provide more complex services as well as other healthcare providers, including outpatient surgery, orthopedic, oncology and diagnostic centers that also compete for patients. Our hospitals, our competitors, and other healthcare industry participants are increasingly implementing physician alignment strategies, such as acquiring physician practice groups, employing physicians and participating in accountable care organizations (ACOs) or other clinical integration models, which may impact our competitive position. In addition, increasing consolidation within the payor industry, vertical integration efforts involving payors and healthcare providers, and cost-reduction strategies by large employer groups and their affiliates may impact our ability to contract with payors on favorable terms and otherwise affect our competitive position.

We expect these competitive trends to continue. If we are unable to compete effectively with other hospitals and other healthcare providers, local residents may seek healthcare services at providers other than our hospitals and affiliated businesses.

Our results of operations may be adversely affected if the Patient Protection and Affordable Care Act (“ACA”) is repealed, replaced or otherwise changed.

The ACA has increased the number of people with health care insurance. It also has reduced Medicare and Medicaid reimbursements. Numerous proposals continue to be discussed in Congress and the administration to repeal, amend or replace the law. We cannot predict whether any such repeal, amend or replace proposals, or any parts of them, will become law and, if they do, what their substance or timing will be. There is uncertainty whether, when and how the ACA may be changed, what alternative provisions, if any, will be enacted, the timing of enactment and implementation of any alternative provisions and the impact of any alternative provisions on providers as well as other healthcare industry participants. In addition, in December 2018 a federal judge in Texas issued a decision finding the ACA unconstitutional. This decision is on appeal but it creates further uncertainty about the future of the law. Efforts to repeal or change the ACA or implement other initiatives intended to reform healthcare delivery and financial systems may have an adverse effect on our business and results of operations.

The industry trend towards value-based purchasing may negatively impact our revenues.

There is a trend in the healthcare industry toward “value-based” purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare and Medicaid currently require providers under such programs to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events. Many large commercial payors currently require providers under such programs to report quality data and several commercial payors do not reimburse providers under such programs for certain preventable adverse events.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect our results of operations, but it could negatively impact our financial condition or results of operations.

General economic conditions.

Much healthcare spending is discretionary and can be significantly impacted by economic downturns. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals. In addition, employers may impose or patients may select a high-deductible insurance plan or no insurance at all, which increases a hospital’s dependence on self-pay revenue. Moreover, a greater number of uninsured patients may seek care in our emergency rooms.

We are unable to quantify the specific impact of current or recent economic conditions on our business, however we believe that the economic conditions in the service areas in which our hospitals operate may have an adverse impact on our operations. Such impact can be expected to continue to affect not only the healthcare decisions of our patients and potential patients but could also have an adverse impact on the solvency of certain managed care providers and other counterparties to transactions with us.

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

The increased consolidation among healthcare plans and payers increases the potential adverse impact of not being, or ceasing to be, a contracted provider with any such insurer. The ACA includes provisions, including ones regarding the creation of healthcare exchanges, which may encourage healthcare insurance plans to increase exclusive contracting.

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

During the years ended December 31, 2018 and 2017 and through the date of this report, we have relied on the sale of our equity securities, loans from a related party and convertible debentures to fund our operations. We generated negative cash flow from operating activities for the years ended December 31, 2018 and 2017. If this trend were to continue and we are unable to raise sufficient capital to fund our operations through other sources, our business will be adversely affected, and we may not be able to continue as a going concern (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources”). There can be no assurances that we will be able to raise sufficient funds on terms that are acceptable to us, or at all, to fund our operations under our current business model.

Some of our operations are subject to federal and state laws prohibiting “kickbacks” and other laws designed to prohibit payments for referrals and eliminate healthcare fraud.

Federal and state anti-kickback and similar laws prohibit payment, or offers of payment, in exchange for referrals of products and services for which reimbursement may be made by Medicare or other federal and state healthcare programs. Some state laws contain similar prohibitions that apply without regard to the payer of reimbursement for the services. Under a federal statute, known as the “Stark Law” or “self-referral” prohibition, physicians, subject to certain exceptions, are prohibited from referring their Medicare or Medicaid program patients to providers with which the physicians or their immediate family members have a financial relationship, and the providers are prohibited from billing for services rendered in violation of Stark Law referral prohibitions. Violations of the federal Anti-Kickback Law and Stark Law may be punished by civil and criminal penalties, and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. States may impose similar penalties. The ACA significantly strengthened provisions of the Federal False Claims Act and Anti-Kickback Law provisions, and other health care fraud provisions, leading to the possibility of greatly increased qui tam suits by private citizen “relators” for perceived violations of these laws. There can be no assurance that our activities will not come under the scrutiny of regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen relators under federal or state false claims laws.

Federal officials responsible for administering and enforcing the healthcare laws and regulations have made a priority of eliminating healthcare fraud. For example, the ACA includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increased potential penalties for violations. Federal funding available for combating health care fraud and abuse generally has increased. While we seek to conduct our business in compliance with all applicable laws and regulations, many of the laws and regulations applicable to our business, particularly those relating to billing and reimbursement of services and those relating to relationships with physicians, hospitals and patients, contain language that has not been interpreted by courts. We must rely on our interpretation of these laws and regulations based on the advice of our counsel and regulatory or law enforcement authorities may not agree with our interpretation of these laws and regulations and may seek to enforce legal remedies or penalties against us for violations.

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

To enhance compliance with applicable health care laws, and mitigate potential liability in the event of noncompliance, regulatory authorities, such as the OIG, have recommended the adoption and implementation of a comprehensive health care compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the United States Sentencing Commission Guidelines Manual, and for many years the OIG has made available a model compliance program. In addition, certain states require that health care providers that engage in substantial business under the state Medicaid program have a compliance program that generally adheres to the standards set forth in the Model Compliance Program. Also, under the ACA, the U.S. Department of Health and Human Services, or HHS, will require suppliers, such as the Company, to adopt, as a condition of Medicare participation, compliance programs that meet a core set of requirements. While we have adopted, or are in the process of adopting, healthcare compliance and ethics programs that generally incorporate the OIG’s recommendations, and training our applicable employees in such compliance, having such a program can be no assurance that we will avoid any compliance issues.

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

The healthcare industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

●	federal and state laws applicable to billing and claims payment;
●	federal and state laws relating to licensure;
●	federal and state anti-kickback laws;
●	federal and state false claims laws;
●	federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;
●	coverage and reimbursement levels by Medicare and other governmental payors and private insurers;
●	HIPAA, along with the revisions to HIPAA as a result of the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and analogous state laws;
●	federal and state regulation of privacy, security, electronic transactions and identity theft;
●	federal, state and local laws governing the handling, transportation and disposal of medical and hazardous waste;
●	Occupational Safety and Health Administration rules and regulations;
●	changes to laws, regulations and rules as a result of the ACA; and
●	changes to other federal, state and local laws, regulations and rules, including tax laws.

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

Our hospitals are subject to potential claims for professional liability, including existing or potential claims based on the acts or omissions of third parties, which claims may not be covered by insurance.

Our hospitals are subject to potential claims for professional liability (medical malpractice) in connection with their operations, as well as potentially acquired or discontinued operations. To cover such claims, professional malpractice liability insurance and general liability insurance are maintained in amounts believed to be sufficient for operations, although some claims may exceed the scope or amount of the coverage in effect. The assertion of a significant number of claims, either within a self-insured retention (deductible) or individually or in the aggregate in excess of available insurance, could have a material adverse effect on our results of operations or financial condition. Premiums for professional liability insurance have historically been volatile and we cannot assure you that professional liability insurance will continue to be available on terms acceptable to us, if at all. The operations of hospitals also depend on the professional services of physicians and other trained healthcare providers and technicians in the conduct of their respective operations, including independent laboratories and physicians rendering diagnostic and medical services. There can be no assurance that any legal action stemming from the act or omission of a third party provider of healthcare services would not be brought against one of our hospitals, resulting in significant legal expenses in order to defend against such legal action or to obtain a financial contribution from the third party whose acts or omissions occasioned the legal action.

Our success depends on our ability to attract and retain qualified healthcare professionals. A shortage of qualified healthcare professionals could weaken our ability to deliver healthcare services.

Our hospitals’ operations are dependent on the efforts, ability and experience of healthcare professionals, such as physicians, nurses, therapists, pharmacists and lab technicians. Each hospital’s success has been, and will continue to be, influenced by its ability to attract and retain these skilled employees. A shortage of healthcare professionals, the loss of some or all of its key employees or the inability to attract or retain sufficient numbers of qualified healthcare professionals could cause the operating performance of one or more of our hospitals to decline.

A significant portion of our revenue is dependent on Medicare and Medicaid payments and possible reductions in Medicare or Medicaid payments or the implementation of other measures to reduce reimbursements may reduce our revenues.

A significant portion of our consolidated revenues are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. Over 60% of consolidated net patient revenues were derived from the Medicare and Medicaid programs for the year ended December 31, 2018. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs.

Future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs may have a material adverse effect on our consolidated business, financial condition, results of operations or prospects.

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

Our operations are always subject to adverse impacts resulting from extreme weather conditions, natural disasters, health pandemics, hostilities or acts of terrorism or other criminal activities. Such events may result in a temporary decline in the number of patients who seek our services or in our employees’ ability to perform their job duties. In addition, such events may temporarily interrupt our ability to provide our services. The occurrence of any such event and/or a disruption of our operations as a result may adversely affect our results of operations.

Increased competition, including price competition, could have a material adverse impact on our net revenues and profitability.

We operate in a business that is characterized by intense competition. Our major competitors include large national hospitals that possess greater name recognition, larger customer bases, and significantly greater financial resources and employ substantially more personnel than we do. Many of our competitors have long established relationships. Although our hospitals operate in communities where they are currently the only general acute care hospital, they face substantial competition from other hospitals. Although these competing hospitals may be many miles away, patients in these markets may migrate to these competing hospitals as a result of local physician referrals, managed care plan incentives or personal choices. We cannot assure you that we will be able to compete successfully with such entities in the future.

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

Pursuant to HIPAA and certain similar state laws, we must comply with comprehensive privacy and security standards with respect to the use and disclosure of protected health information. Under the HITECH amendments to HIPAA, HIPAA was expanded to require certain data breach notifications, to extend certain HIPAA privacy and security standards directly to business associates, to heighten penalties for noncompliance and to enhance enforcement efforts. If the Company does not comply with existing or new laws and regulations relating to protecting the privacy and security of personal or health information, it could be subject to monetary fines, civil penalties or criminal sanctions.

The Company receives certain personal and financial information about its customers. In addition, the Company depends upon the secure transmission of confidential information over public networks, including information permitting cashless payments. While we take reasonable and prudent steps to protect this information, a compromise in the Company’s security systems that results in customer personal information being obtained by unauthorized persons or the Company’s failure to comply with security requirements for financial transactions could adversely affect the Company’s reputation with its customers and others, as well as the Company’s results of operations, financial condition and liquidity. It could also result in litigation against the Company or the imposition of penalties.

Failure of the Company to comply with emerging electronic transmission standards could adversely affect our business.

The failure of our IT systems to keep pace with technological advances may significantly reduce our revenues or increase our expenses. Public and private initiatives to create healthcare information technology (“HCIT”) standards and to mandate standardized clinical coding systems for the electronic exchange of clinical information could require costly modifications to our existing HCIT systems. While we do not expect HCIT standards to be adopted or implemented without adequate time to comply, if we fail to adopt or delay in implementing HCIT standards, we could lose customers and business opportunities.

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

The Company has implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both federal privacy and security regulations and varying state privacy and security laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, the Company may also be required to comply with the laws of those other countries. The federal privacy regulations restrict the Company’s ability to use or disclose patient identifiable data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. Due to the enactment of HITECH and an increase in the amount of monetary financial penalties, government enforcement has also increased. It is not possible to predict what the extent of the impact on business will be, other than heightened scrutiny and emphasis on compliance. If the Company does not comply with existing or new laws and regulations related to protecting the privacy and security of health information it could be subject to significant monetary fines, civil penalties or criminal sanctions. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues. For example, the Company could incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information.

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

In addition, Medicare and Medicaid and private insurers have increased their efforts to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery have resulted in reduced prices, added costs and decreased utilization as well as increased complexity and new regulatory and administrative requirements. Changes to, or repeal of, the ACA, the health care reform legislation passed in 2010, also may continue to affect coverage, reimbursement and utilization of services, as well as administrative requirements, in ways that are currently unpredictable.

The Company expects efforts to impose reduced reimbursement, more stringent payment policies and utilization and cost controls by government and other payers to continue. If the Company cannot offset additional reductions in the payments it receives for its services by reducing costs, increasing the number of patients treated and/or introducing new procedures, it could have a material adverse impact on the Company’s net revenues, profitability and cash flows.

As an employer, health care reform legislation also contains numerous regulations that will require the Company to implement significant process and record keeping changes to be in compliance. These changes increase the cost of providing healthcare coverage to employees and their families. Given the limited release of regulations to guide compliance, as well as potential changes to or repeal of the ACA, the exact impact to employers including the Company is uncertain.

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

The Company may become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability, contracts and employee-related matters, as well as inquiries and requests for information from governmental agencies and bodies and Medicare or Medicaid payors requesting comment and/or information on allegations of billing irregularities, billing and pricing arrangements, privacy practices and other matters that are brought to their attention through billing audits or third parties. The healthcare industry is subject to substantial Federal and state government regulation and audit. Legal actions could result in substantial monetary damages as well as damage to the Company’s reputation with customers, which could have a material adverse effect upon its business.

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

The loss of key management personnel or the inability to attract and retain experienced and qualified employees by the Company could adversely affect the business. The success of the Company is dependent in part on the efforts of key members of its management team.

Failure in the Company’s information technology systems or delays or failures in the development and implementation of updates or enhancements to those systems could significantly delay billing and otherwise disrupt the Company’s operations or customer relationships.

The Company’s business and customer relationships depend, in part, on the continued performance of its information technology systems. Despite network security measures and other precautions, the Company’s information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. Sustained system failures or interruption of the Company’s systems in one or more of its operations could disrupt the Company’s ability to conduct its business. Breaches with respect to protected health information could result in violations of HIPAA and analogous state laws, and risk the imposition of significant fines and penalties. Failure of the Company’s information technology systems could adversely affect the Company’s business, profitability and financial condition.

Increasing health insurance premiums and co-payments or high deductible health plans may cause individuals to forgo health insurance and avoid medical attention, either of which may reduce demand for our products and services.

Health insurance premiums, co-payments and deductibles have generally increased in recent years. These increases may cause individuals to forgo health insurance, as well as medical attention. This behavior may reduce demand for services at our hospitals.

Our business has substantial indebtedness.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt and other obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions and place us at a competitive disadvantage. As of December 31, 2018, we had total debt outstanding, excluding the effects of derivative liabilities and unamortized discounts, of approximately $26.9 million, all of which is short term and of which certain payments are past due. In addition, our capital lease obligations were approximately $0.8 million at December 31, 2018, of which a majority of payments are past due.

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

Our management has determined that as of December 31, 2018, we did not maintain effective internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. If the results of our remediation efforts regarding our material weaknesses are not successful, or if additional material weaknesses or significant deficiencies are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

Hardware and software failures, delays in the operation of computer and communications systems, the failure to implement new systems or system enhancements to existing systems or cyber security breaches may harm the Company.

The Company’s success depends on the efficient and uninterrupted operation of its computer and communications systems. A failure of the network or data gathering procedures could impede the processing of data, delivery of databases and services and day-to-day management of the business and could result in the corruption or loss of data. While certain operations have appropriate disaster recovery plans in place, we currently do not have sufficient redundant facilities to provide IT capacity in the event of a system failure. Despite any precautions the Company may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, cybersecurity breaches and similar events at our computer facilities could result in interruptions in the flow of data to the servers and from the servers to clients.

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

We may choose to use additional stock to pay, to a large extent, for future acquisitions or for the repayment of debt, and believe that doing so will enable us to retain a greater percentage of our operating capital to pay for operations and marketing. Price and volume fluctuations in our stock might negatively impact our ability to effectively use our stock to pay for acquisitions, or could cause us to offer stock as consideration for acquisitions on terms that are not favorable to us and our stockholders. If we did resort to issuing stock in lieu of cash for acquisitions or the repayment of debt under unfavorable circumstances, it would result in increased dilution to investors.

Our common stock is subject to substantial dilution and we have obtained our stockholders’ approval to effect a discretionary reverse split of our common stock.

The Company has outstanding options, warrants, convertible preferred stock and convertible debentures. Exercise of the options and warrants, and conversions of the convertible preferred stock and debentures could result in substantial dilution of our common stock and a decline in its market price. In addition, the terms of certain of the warrants, convertible preferred stock and convertible debentures issued by us provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that we issue common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. These provisions, as well as the issuances of debentures and preferred stock with conversion prices that vary based upon the price of our common stock on the date of conversion, have resulted in significant dilution of our common stock and have given rise to reverse splits of our common stock.

The following table presents the dilutive effect of our various potential common shares as of September 10, 2019:

September 10, 2019
Common shares outstanding	7,508,936,775
Dilutive potential shares:
Stock options	77
Warrants	634,525,355,377
Convertible debt	30,570,395,193
Convertible preferred stock	83,791,788,355
Total dilutive potential common shares, including outstanding common stock	756,396,475,777

As of September 10, 2019, the Company lacked a sufficient number of authorized shares of common stock to cover all potentially dilutive common shares outstanding. On September 10, 2019, the closing price of the Company’s common stock was $0.0001 per share. Continued conversions and exercises of the Company’s outstanding securities into common stock have further depressed the market price of its common stock and have caused corresponding decreases of the exercise and conversion prices of much of the remaining convertible securities due to their anti-dilution provisions.

On October 4, 2019, the Board of Directors authorized the issuance and sale of certain shares of Series K Convertible Preferred Stock to Alcimede LLC pursuant to the terms of an Exchange Agreement. The Board considered all options to secure additional financing required to continue operations and determined this authorization to be necessary to secure needed financing in the required time frame. As a result of this authorization, as of the date of filing this report, the Company believes that it has the ability to have sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

The success of our hospitals depends upon their ability to maintain good relationships with physicians and, if a hospital is unable to successfully maintain good relationships with physicians, admissions and outpatient revenues may decrease and operating performance could decline.

Because physicians generally direct the majority of hospital admissions and outpatient services, a hospital’s success is, in part, dependent upon the number and quality of physicians on the medical staffs, the admissions and referrals practices of the physicians and the ability to maintain good relations with physicians. If one or more of our hospitals is unable to successfully maintain good relationships with physicians, admissions may decrease and operating performance could decline.

Our hospital operations are dependent on the local economies and the surrounding areas in which they operate. A significant deterioration in those economies could cause a material adverse effect on our hospitals’ businesses.

Each of our hospital operations is dependent upon the local economy where it is located. A significant deterioration in that economy would negatively impact the demand for the hospital’s services, as well as the ability of patients and other payers to pay for service as rendered.

On June 1, 2018, we acquired certain assets related to our Jamestown Regional Medical Center. This hospital is 38 miles west of our Big South Fork Medical Center. On March 5, 2019, we acquired certain assets related to Jellico Community Hospital and CarePlus Center. Jellico Community Hospital is 33 miles east of our Big South Fork Medical Center, and CarePlus is nearby in Kentucky. Although the Company believes the synergies of management and services in a close geographic location will create numerous efficiencies for the Company, it has exposed the Company to a much greater degree to the effects of the economy in that one area.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The table below summarizes certain information as to our principal facilities as of September 10, 2019:

Location	Purpose	Type of Occupancy
Riviera Beach, Florida(1)	Laboratory	Leased through December 31, 2019
Oneida, Tennessee(2)	Medical Facility and Laboratory	Owned
Jamestown, Tennessee(2)	Medical Facility	Owned
Jellico Community Hospital(2)	Medical Facility	Leased through April 30, 2025
CarePlus Center(2)	Medical Facility	As long as center remains in location

(1)	Clinical Laboratory Operations segment.
(2)	Hospital Operations segment.

In addition to the leases listed above, the Company leased its Corporate offices, which were located in West Palm Beach, Florida. The Company vacated the premises in June 2019 and has not paid certain amounts due under the lease. The lease term expires on February 29, 2020. The lessor has sued the Company in connection with the nonpayment and the Company is in process of negotiating a settlement with the lessor.

The table below summarizes certain information as to facilities used by our discontinued operations as of September 10, 2019:

Location	Purpose	Type of Occupancy
Orange City, Florida(1)	Offices	Month to month

(1)	HTS - Discontinued operations.

We believe that each of our facilities as presently equipped has the production capacity for its currently foreseeable level of operations.

Item 3.	Legal Proceedings

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

Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (the “Companies”) filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA - issued and CIGNA - administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which in late 2017 reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans as well as self-funded plans. In July 2019, the Companies and EPIC Reference Labs, Inc., filed suit against Cigna Health for failure to pay claims for laboratory services provided. Cigna Health, in turn, sued for improper billing practices. Both cases are in the early stages.

The Company’s Epinex Diagnostics Laboratories, Inc. subsidiary was sued in a California state court by two former employees who alleged that they were wrongfully terminated, as well as for a variety of unpaid wage claims. The parties entered into a settlement agreement of this matter on July 29, 2016 for approximately $0.2 million, and the settlement was consummated on August 25, 2016. In October of 2016, the plaintiffs in this matter filed a motion with the court seeking payment for attorneys’ fees in the approximate amount of $0.7 million. On March 24, 2017, the court granted plaintiffs’ motion for payment of attorneys’ fees in the amount of $0.3 million, and the Company accrued this amount in its consolidated financial statements. Additionally, the Company is seeking indemnification for these amounts from Epinex Diagnostics, Inc., the seller of Epinex Diagnostic Laboratories, Inc., pursuant to a Stock Purchase Agreement entered into by and among the parties.

In February 2016, the Company received notice that the Internal Revenue Service (the “IRS”) placed a lien against Medytox Solutions, Inc. and its subsidiaries relating to unpaid 2014 taxes due, plus penalties and interest, in the amount of $5.0 million. The Company paid $0.1 million toward its 2014 tax liability in March 2016. The Company filed its 2015 Federal tax return on March 15, 2016 and the accompanying election to carryback the reported net operating losses was filed in April 2016. On August 24, 2016, the lien was released, and in September of 2016 the Company received a refund from the IRS in the amount of $1.9 million. In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return. Based upon the audit results, the Company has made provisions of approximately $1.0 million as a liability in its financial statements as well as an estimated $0.6 million of receivables for an additional refund that it believes is due.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company has made payments to reduce the amount owed to approximately $443,000, and entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. As of July 2019, the remaining estimated balance of $390,000 was not paid in a lump sum. The Company intends to renegotiate another Stipulation agreement. However, there can be no assurance the Company will be successful. The remaining balance accrued of $460,089 remained outstanding to the DOR at December 31, 2018.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra. On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. In January and February of 2017, the Company made payments to Tetra relating to this judgment aggregating to $0.7 million, and on February 15, 2017, the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due would be paid in 24 equal monthly installments. The Company has not maintained the payment schedule to Tetra. As a result of this default, in May 2018, Tetra and the Company agreed to dispose of certain equipment and the proceeds from the sale have been applied to the outstanding balance. The balance owed to Tetra at December 31, 2018 was $0.5 million and the Company remains in default.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage. On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due will be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage have now disposed of certain equipment and reduced the balance owed to DeLage. A balance of $0.2 million remains outstanding at December 31, 2018.

On December 7, 2016, the holders of the Tegal Notes (see Note 8 to the accompanying consolidated financial statements) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of the principal of $341,612, and accrued interest of $43,000. A request for entry of default judgment was filed on January 24, 2017. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. To date, the Company has yet to repay this amount.

In November 2017, a former shareholder of Genomas, Inc., Phenomas, LLC, filed suit against the Company for payment of a $200,000 note payable by the Company’s subsidiary, Genomas. This note is recorded in the financial statements of the subsidiary and is not payable directly from the Company. The Company has made payments totaling $120,000 against this note and agreed to a payment schedule in order to dismiss the legal action. On November 12, 2018, Phenomas, LLC filed a motion to voluntarily dismiss the suit without prejudice.

The counterparty to a prepaid forward purchase agreement entered into by the Company on March 31, 2016, as amended, filed an arbitration proceeding under the agreement with regard to the outstanding balance. Subsequent to December 31, 2018, Mr. Diamantis advanced the Company $9.9 million, which was used to repay all obligations under the prepaid forward purchase agreement, as more fully discussed in Notes 8 and 21 to the accompanying consolidated financial statements.

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

The Company, as well as many of our subsidiaries, are defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleges a breach by Medytox Solutions, Inc. of its obligations under a debenture and claims damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries are sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. The Company has recorded the principal balance and interest owed under the debentures agreement for the period ended December 31, 2018. The Company and all defendants have filed a motion to dismiss the complaint, but have not recorded any potential liability related to any further damages.

On September 13, 2018, Laboratory Corporation of America sued EPIC Reference Labs, Inc., a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed of approximately $148,000. The Company has recorded the amount owed in accrued expenses at December 31, 2018. The court awarded a judgment against EPIC Reference Labs, Inc. in May 2019 for approximately $155,000.

In July 2019, Roche Diagnostics Corporation sued EPIC Reference Labs, Inc., in the Circuit Court for Palm Beach County claiming approximately $240,000 under an agreement to purchase laboratory supplies. This suit is in the early stages.

In August 2019, EPIC Reference Labs, Inc. and Medytox Solutions, Inc. were sued by Beckman Coulter, Inc. in the same court under an agreement to purchase laboratory supplies. The plaintiff claims damages of approximately $106,000. This case is in the early stages.

In July 2019, the landlord of Medytox Solutions, Inc. received a judgment in the amount of approximately $413,000 in connection with failure to pay under an office lease in West Palm Beach, Florida.

In February 2018, Techlogix, Inc. received a judgment of approximately$72,000 against the Company and HTS in the Superior Court of Middlesex County Massachusetts.

Following the Company’s decision to suspend operations at Jamestown Regional Medical Center in June 2019 a number of vendors remain unpaid. A number have initiated or threatened legal actions. The Company believes it will come to satisfactory arrangements with these parties as it works towards reopening the hospital. On June 10, 2019 the Company hired a new CEO to oversee the reopening of the hospital and took steps to re-enter the Medicare program. The hospital received initial approval of its application to reactivate the Medicare agreement in August and is currently planning the reopening of the hospital. Negotiations with vendors are ongoing.

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

Quarter Ended	High	Low
March 31, 2017	$30,075.00	$10,500.00
June 30, 2017	$12,675.00	$2,700.00
September 30, 2017	$3,000.00	$1,425.00
December 31, 2017	$1,350.00	$15.00
March 31, 2018	$20.00	$2.15
June 30, 2018	$14.55	$0.95
September 30, 2018	$1.40	$0.15
December 31, 2018	$0.15	$.0012

Holders

As of September 10, 2019, there were 36 holders of record of the Company’s common stock, which excludes stockholders whose shares are held in nominee or street name by brokers.

Dividend Distributions

We have never declared or paid any cash dividends on our common stock, nor do we anticipate any cash dividends on our common stock in the foreseeable future. Certain of our financing agreements prohibit the payment of cash dividends. The holders of our preferred stock receive dividends at the same time any dividend is paid on shares of common stock in an amount equal to the amount such holder would have received if such shares of preferred stock were converted into common stock. The Series J Preferred Stock is entitled to 8% per annum cumulative dividends at the discretion of the Company’s Board of Directors. No dividends have been declared by the Board as of December 31, 2018.

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

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2018:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights(1)	(c) Number of shares remaining available for future issuances under equity compensation plans (excluding shares reflected in column (a)

Equity compensation plans approved by stockholders	77	$1,036,374	—

Equity compensation plans not approved by stockholders	–	–	n/a

Total	77	$1,036,374	—

n/a - not applicable.

(1) See Note 14 of the consolidated financial statements for additional information about weighted average exercise prices.

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

On November 2, 2015, pursuant to the terms of the Agreement and Plan of Merger, dated as of April 15, 2015, by and among CollabRx, Inc. (“CollabRx”), CollabRx Merger Sub, Inc. (“Merger Sub”), a direct wholly-owned subsidiary of CollabRx formed for the purpose of the merger, and Medytox, Merger Sub merged with and into Medytox, with Medytox as the surviving company and a direct, wholly-owned subsidiary of CollabRx (the “Merger”). Prior to closing, the Company amended its certificate of incorporation to change its name to Rennova Health, Inc. This transaction was accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, as such, the historical financial statements of Medytox became the historical financial statements of the Company.

Rennova is a healthcare enterprise that delivers products and services to healthcare providers, their patients and individuals. We operate in two synergistic divisions: 1) Clinical diagnostics through our clinical laboratory; and 2) Hospital operations through our Big South Fork Medical Center, which opened on August 8, 2017, and our Jamestown Regional Medical Center located in Jamestown Tennessee, including a doctor’s practice, the assets of which were acquired in the second quarter of 2018. In addition, on March 5, 2019, we closed an asset purchase agreement whereby we acquired certain assets related to an acute care hospital located in Jellico, Tennessee and an outpatient clinic located in Williamsburg, Kentucky. We aspire to create a more sustainable relationship with our customers by offering needed and interoperable solutions to capture multiple revenue streams from medical providers, patients and hospital services.

Our Services

We are a healthcare enterprise that delivers products and services to healthcare providers, their patients and individuals. We operate in two synergistic divisions: 1) Hospital Operations; and 2) Clinical diagnostics services through our Clinical Laboratory Operations. During 2017, we decided to spin off two of our business divisions as more fully discussed below under the heading “Discontinued Operations.”

Our Hospital Operations represented approximately 99.1% and 28.4% of our revenues for the years ended December 31, 2018 and 2017, respectively. Our hospital operations began with the opening of our Big South Fork Medical Center on August 8, 2017, following the receipt of the required licenses and regulatory approvals, and generated revenues of approximately $14.4 million during 2018 and approximately $0.9 million during the period from August 8, 2017 to December 31, 2017. Management determined that because Big South Fork Medical Center, which is more fully discussed below, was reopened after being closed and contracts with payers had to be negotiated and implemented during the first months of operation, they would recognize a 20% collection rate for the period to December 31, 2017 until there was adequate collection history to analyze and confirm anticipated collections. During 2018, based on collection history achieved, management recognized a 17% collection rate for our hospitals.

On January 13, 2017, we closed on an asset purchase agreement to acquire certain assets related to Scott County Community Hospital, based in Oneida, Tennessee (the “Oneida Assets”). The Oneida Assets include a 52,000-square foot hospital building and 6,300 square foot professional building on approximately 4.3 acres. Scott County Community Hospital is classified as a Critical Access Hospital (rural) with 25 beds, a 24/7 emergency department, operating rooms and a laboratory that provides a range of diagnostic services. Scott County Community Hospital closed in July 2016 in connection with the bankruptcy filing of its parent company, Pioneer Health Services, Inc. We acquired the Oneida Assets out of bankruptcy for a purchase price of $1.0 million. The hospital, which has since been renamed Big South Fork Medical Center, became operational on August 8, 2017.

On January 31, 2018, the Company entered into an asset purchase agreement to acquire from Community Health Systems, Inc. certain assets related to an acute care hospital located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center. The purchase was completed on June 1, 2018 for a purchase price of $0.7 million. The hospital was acquired by a newly formed subsidiary, Jamestown TN Medical Center, Inc., and is an 85-bed facility of approximately 90,000 square feet on over eight acres of land, which offers a 24-hour Emergency Department with two spacious trauma bays and seven private exam rooms, inpatient and outpatient medical services and a Progressive Care Unit which provides telemetry services. The acquisition also included a separate physician practice which now operates under Rennova as Mountain View Physician Practice, Inc. Jamestown is located 38 miles west of Big South Fork Medical Center

In addition, on March 5, 2019, we closed an asset purchase agreement (the “Purchase Agreement”) whereby we acquired certain assets related to an acute care hospital located in Jellico, Tennessee and an outpatient clinic located in Williamsburg, Kentucky. The hospital is known as Jellico Community Hospital and the clinic is known as the CarePlus Center. The hospital and the clinic and their associated assets were acquired from Jellico Community Hospital, Inc. and CarePlus Rural Health Clinic, LLC, respectively.

Jellico Community Hospital is a fully operational 54-bed acute care facility that offers comprehensive services, including diagnostic imaging, radiology, surgery (general, gynecological and vascular), nuclear medicine, wound care and hyperbaric medicine, intensive care, emergency care and physical therapy. Jellico is 33 miles east of Big South Fork Medical Center. The CarePlus Center offers sophisticated testing capabilities and compassionate care, all in a modern, patient-friendly environment. Services include diagnostic imaging services, x-ray, mammography, bone densitometry, computed tomography (CT), ultrasound, physical therapy and laboratory services on a walk-in basis.

The purchase price was approximately $658,537. This purchase price was made available by Christopher Diamantis, a director of the Company. Diligence, legal and other costs associated with the acquisition are estimated to be approximately $250,000, meaning the total cost of acquisition to the Company is approximately $908,000. Annual net revenues in recent years have been approximately $12,000,000, with government payors, including Medicare and Medicaid, accounting for in excess of 70% of the payor mix. The Company does not expect that payor mix to change in the new future.

Going forward, we expect our Hospital Operations to provide us with a stable revenue base, as well as the potential for significant synergistic opportunities with our Clinical Laboratory Operations business segment.

Prior to our focus on our Hospital Operations, our principal line of business had been clinical laboratory blood and urine testing services, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Testing services to physicians, clinics and rehabilitation facilities represented approximately 1.6% and 71.6% of our revenues for the years ended December 31, 2018 and 2017, respectively.

Discontinued Operations

On July 12, 2017, the Company announced plans to spin off its Advanced Molecular Services Group (“AMSG”) and in the third quarter 2017 the Company’s Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. While these spin offs have taken longer than anticipated, completion of these spin offs is now expected to occur in the first quarter of 2020. The spin offs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission, and consents, including under various funding agreements previously entered into by the Company. A record date to determine those stockholders entitled to receive shares in the spin offs should be approximately 30 to 60 days prior to the dates of the spin offs. The strategic goal of the spin offs is to create three public companies, each of which can focus on its own strengths and operational plans. In addition, after the spin offs, each company will provide a distinct and targeted investment opportunity.

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

Outlook

We believe that the addition of our Hospital Operations to our business model offers a more predictable and stable revenue base, as well as the potential for significant synergistic opportunities with our Clinical Laboratory Operations business segment. To date, our focus is on rural hospitals, which provide a much-needed service to their local communities. These hospitals reduce our reliance on commission based sales employees to generate sales. We currently operate two hospitals and a doctor’s office practice in the same general geographic location, which has created numerous efficiencies in purchasing, staffing and provision of needed services to the local communities. We expect that the addition of our third hospital and an acute care center will allow us to continue to generate stable revenues and synergistic opportunities. We are confident that this is a sustainable model we can continue to grow through acquisition and development and believe that we can benefit from the compliance and IT and software capabilities we already have in place.

Our Clinical Laboratory Operations revenues have decreased significantly over the past few years. This decline in revenues has had a material adverse impact on our liquidity, results of operations and financial condition, and is the result of lower third-party reimbursement and while we secured numerous in-network contracts with payers our status in many cases is as an “out of network” service provider. These trends have impacted our entire industry, and have been accompanied by allegations of irregularities in the practices of a number of our competitors and substance abuse facilities. In response, we have put in place a robust compliance program that we are implementing in all facets of our business.

We believe that our ability to grow our clinical laboratory revenues and return this division to profitability is dependent on our ability to secure additional “in-network” contracts with insurance companies and other third-party payers, which will then ensure adequate and timely payment for the toxicology, clinical pharmacogenetics and other testing services we perform. These third-party payers are now generally unwilling to reimburse service providers who are not part of their network, a departure from prior industry practices and a trend that has accelerated during the past two years. While we have made some progress in securing “in network” contracts with payers during the past two years, it has not been reflected in our revenues for the years ended December 31, 2018 and 2017. However, we do anticipate that significant new opportunities to become credentialed with certain large third-party payers will arise in fiscal 2019, which would have a significant positive impact on our future revenues. In addition, we have made a number of changes to our onboarding policies and procedures to ensure that, on a going forward basis, substantially all services that we performed will be reimbursable.

We believe that a successful spin off AMSG and HTS as two independent publicly traded companies by way of tax-free distributions to the Company’s stockholders would allow each to focus on its own strengths and operational plans. In addition, after the spin offs, each company will provide a distinct and targeted investment opportunity. The Company believes it will be able to recognize the expenditures to date with regard to AMSG and HTS, which are in excess of $20 million, as an investment after the spin offs are complete.

We received approximately $9.0 million and $15.7 million in cash from issuances of debentures and warrants during 2018 and 2017, respectively, (see Note 9 to the consolidated financial statements), $3.3 million and $4.3 million from related parties in 2018 and 2017, respectively (see Notes 8, 9 and 10 to the consolidated financial statements), $4.0 million of proceeds on October 30, 2017 from the issuance of our convertible preferred stock (see Note 13 to the consolidated financial statements) and $0.8 million in 2018 from the sale of stock we owned (see Note 18 to the consolidated financial statements). Subsequent to December 31, 2018 and through September 27, 2019, we received $3.8 million from issuances of debentures, $1.6 million from the issuance of a promissory note and $9.9 million in advances from our director, Mr. Diamantis, which were used to repay obligations under a prepaid forward purchase contract (see Note 8 to the consolidated financial statements). In addition, subsequent to December 31, 2018 and through September 10, 2019, we received $6.5 million in loans from Mr. Diamantis and we entered into five accounts receivable factoring arrangements as more fully discussed in Note 21 to our consolidated financial statements.

Our net loss from continuing operations for the year ended December 31, 2018 was $13.6 million, as compared to $50.9 million for the same period of a year ago. The change is primarily due to a reduction in the loss from continuing operations before other income and expense and income taxes of $2.9 million, the change in fair value and the value of derivative liabilities, which provided a gain of $13.7 million in 2018 versus a loss of $12.4 million in 2017, the gain on bargain purchase associated with the acquisition of Jamestown Regional Medical Center in June 2018 of $7.5 million and an increase in other income of $0.6 million in 2018.

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

We have identified the policies and significant estimation processes discussed below as critical to our business and to the understanding of our results of operations. For a detailed application of these and other accounting policies, see Note 2 to the accompanying audited consolidated financial statements as of and for the year ended December 31, 2018.

Revenue Recognition

Hospital Operations

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates, related to revenue recognition. We adopted the new standard effective January 1, 2018, using the full retrospective method. The adoption of the new standard did not have an impact on our recognition of net revenues for any periods prior to adoption. The most significant impact of adopting the new standard is to the presentation of our consolidated income statements, where we no longer present the provision for doubtful accounts as a separate line item and our revenues are presented net of estimated contract and related allowances. We also do not present “allowances for doubtful accounts” on our consolidated balance sheets as a result of the adoption of the new standard.

Our revenues generally relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period our obligations to provide health care services are satisfied. Our performance obligations for inpatient services are generally satisfied over periods that average approximately five days, and revenues are recognized based on charges incurred in relation to total expected charges. Our performance obligations for outpatient services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). There were no adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during 2018 and 2017.

The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations require, and our commitment to providing quality patient care encourages, us to provide services to patients who are financially unable to pay for the health care services they receive. Patients treated at hospitals for non-elective care, who have income at or below 200% of the federal poverty level, were eligible for charity care. The federal poverty level is established by the federal government and is based on income and family size. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. In implementing the uninsured discount policy, we may first attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance, or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

The collection of outstanding receivables for Medicare, Medicaid, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Implicit price concessions relate primarily to amounts due directly from patients. Estimated implicit price concessions are recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. The estimates for implicit price concessions are based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical write offs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and write off data. We believe our quarterly updates to the estimated implicit price concession amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable.

Clinical Laboratory Operations

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

In applying the new revenue standard, (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606), using the full retrospective approach for all periods presented, no prior-period adjustment has been determined. This includes but is not limited to disaggregated revenue information, contract asset and liability information, including significant changes from the prior year, and judgments, and changes in judgment, that significantly affect the determination of the amount of revenue and timing.

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

Total gross revenues were reduced by approximately $9.4 million and $1.5 million for bad debt for the years ended December 31, 2018 and 2017, respectively. As required by the new standard, after bad debt and contractual and related allowance adjustments to revenues of $73.5 million and $20.9 million, for the years ended December 31, 2018 and 2017, respectively, we reported net revenues of $14.5 million and $3.1 million. We continue to review the provision for bad debt and contractual allowances.

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

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to FASB ASC Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

At December 31, 2018, we recorded an asset impairment charge of $0.2 million for an intangible asset acquired in the Jamestown Regional Medical Center acquisition in 2018. In 2017, we recorded a goodwill impairment charge of $1.0 million related to the acquisition of Genomas, Inc. Genomas, Inc. is part of AMSG and is included in our discontinued operations.

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

Those amendments in Part I of this Update are a cost savings relative to current GAAP. This is because, assuming the required criteria for equity classification in Subtopic 815-40 are met, an entity that issued such an instrument no longer measures the instrument at fair value at each reporting period (in the case of warrants) or separately accounts for a bifurcated derivative (in the case of convertible instruments) on the basis of the existence of a down round feature. For convertible instruments with embedded conversion options that have down round features, applying specialized guidance such as the model for contingent beneficial conversion features rather than bifurcating an embedded derivative also reduces cost and complexity. Under that specialized guidance, the issuer recognizes the intrinsic value of the feature only when the feature becomes beneficial instead of bifurcating the conversion option and measuring it at fair value each reporting period.

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

We have determined that this amendment had a material impact on our consolidated financial statements and we have early adopted this accounting standard update. The cumulative effect of the adoption of ASU 2017-11 resulted in the reclassification of the derivative liability recorded of $56 million and the reversal of $41 million of interest expense recorded in our first fiscal quarter of 2017. The remaining $15 million was offset to additional paid in capital (discount on convertible debenture). Additionally, we recognized a deemed dividend from the trigger of the down round provision feature of $53.3 million. A $51 million deemed dividend was recorded retrospectively as of the beginning of the issuance of the debentures issued in March 2017 where the initial derivative liability was recorded as a result of the down round provision feature. In addition, a $231.8 million deemed dividend was recorded in 2018 as a result of the application of this amendment.

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

Year ended December 31, 2018 compared to year ended December 31, 2017

The following table summarizes the results of our consolidated continuing operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017
	$	%	$	%
Net revenues	$14,548,690	100.0%	$3,088,216	100.0%
Operating expenses:
Direct costs of revenue	11,509,507	79.1%	948,838	30.7%
General and administrative expenses	14,821,606	101.9%	15,757,527	510.2%
Sales and marketing expenses	4,554	0.0%	742,637	24.0%
Asset impairment	173,799	1.2%	-	0.0%
Depreciation and amortization	1,263,844	8.7%	1,715,321	55.5%
Loss from continuing operations	(13,224,620)	-90.9%	(16,076,107)	-520.6%
Interest expense	(21,532,678)	-148.0%	(21,432,285)	-694.0%
Other income	672,972	4.6%	38,342	1.2%
Change in fair value of derivative instruments	13,696,214	94.1%	(42,702,815)	-1382.8%
Gain on extinguishment of debt	-	0.0%	42,702,815	1382.8%
Gain on bargain purchase	7,566,670	52.0%	-	0.0%
Value of convertible liabilities	-	0.0%	(12,435,250)	-402.7%
Provision for income taxes	766,070	5.3%	1,015,724	32.9%
Net loss from continuing operations	$(13,587,512)	-93.4%	$(50,921,024)	-1648.9%

Net Revenues

Consolidated net revenues were $14.5 million for the year ended December 31, 2018, as compared to $3.1 million for the year ended December 31, 2017, an increase of $11.4 million. The increase in net revenues was due to revenue from Jamestown Regional Medical Center, which was acquired on June 1, 2018 and a full year of revenue from the Big South Fork Medical Center, which we began operating on August 8, 2017. The increase in Hospital revenue of $13.5 million was offset by a $2.1 million decrease in Clinical Laboratory Operations revenue for 2018 compared to 2017. The 2018 and 2017 net revenues include bad debt expense elimination of $9.4 million and $1.5 million, respectively, for doubtful accounts. Bad debt and contractual and related allowance adjustments to revenues were of $73.5 million and $20.9 million, for the years ended December 31, 2018 and 2017, respectively.

Direct Costs of Revenue

Direct costs of revenue increased by $10.5 million for the year ended December 31, 2018, as compared the year ended December 31, 2017. The increase is related to our Hospital Operations.

General and Administrative Expenses

General and administrative expenses decreased by $1.0 million, or 5.9%, for the year ended December 31, 2018, as compared to the same period of a year ago. The change is primarily due to Hospital Operations, which increased by $3.4 million, offset by the $2.3 million reduction in expenses associated with our Clinical Laboratory Operations as a result of the significant reduction in the number of laboratory facilities to one, thereby reducing the number of employees and the related operating expenses, as well as a decrease in our Corporate general and administrative expenses of a $2.0 million primarily due to the Company taking cost cutting measures due to its financial condition.

Sales and Marketing Expenses

The decrease in sales and marketing expenses of $0.7 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017 was primarily due to a reduction in sales employee and contractor compensation expenses in the amount of $0.7 million, as well as reduced travel, advertising and commissionable collections related to the decline of our Clinical Laboratory Operations revenues.

Asset Impairment

We determined that a non-compete intangible asset that was acquired in the Jamestown Regional Medical Center acquisition on June 1, 2018 was impaired and, accordingly, we recorded an impairment charge of $0.2 million in 2018.

Depreciation and Amortization Expenses

Depreciation and amortization expense decreased by $0.5 million during the year ended December 31, 2018, as compared with the year ended December 31, 2017, as we sold some Clinical Laboratory Operations equipment in 2018 and some of our property and equipment became fully depreciated during 2017. We expect our depreciation and amortization expense to increase going forward as a result of the fixed assets associated with our hospital acquisitions.

Loss from Operations Before Other Income (Expense) and Income Taxes

Our operating loss decreased by approximately $2.9 million for the year ended December 31, 2018, as compared to same period a year ago. We realized a reduced operating loss at our Clinical Laboratory Operations, and a reduction in Corporate general and administration expenses, partially offset by an increase in operating loss at our Hospital Operations.

Interest Expense

Interest expense for the year ended December 31, 2018 was $21.5 million, as compared to $21.4 million for the year ended December 31, 2017. Interest expense for the year ended December 31, 2018 included $17.6 million for the amortization of debt discount and deferred financial costs related to convertible debentures and warrants. Interest expense in the year ended December 31, 2017 included a $8.6 million non-cash interest charge related to the issuance of convertible debentures and warrants during the period, and $10.4 million for the amortization of debt discount and deferred financing costs.

Other Income and Gain on Bargain Purchase

Other income increased by $0.6 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017 due primarily to a gain on sale of Clinical Laboratory Operations’ fixed assets. Gain on bargain purchase was $7.6 million for the year ended December 31, 2018 resulting from real property assets acquired in the Jamestown Regional Medical Center acquisition on June 1, 2018.

Change in Fair Value of Derivative Instruments and Gain on Extinguishment of Debt

The $13.7 million of income from the change in fair value of derivative instruments for the year ended December 31, 2018 is primarily due to the increase in the spread between the price of our common stock and the exercise/conversion prices of derivatives. For the year ended December 31, 2017, we recorded a $42.7 million gain on the extinguishment of debt, fully offset by a loss of $42.7 million due to the change in fair value of debt as a result of the adoption of ASU 2017-11.

Value of Convertible Liabilities

The $12.4 million value of derivative liabilities recorded in the year ended December 31, 2017 related to convertible debentures and warrants that were issued during the period.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2018 of $0.8 million was comparable to the $1.0 million provision for income taxes for the year ended December 31, 2017. The provision for income taxes for the year ended December 31, 2018 resulted from the completion of the Federal income tax audit for 2015.

Net Loss from Continuing Operations

Our net loss from continuing operations decreased by $37.3 million, to $13.6 million for the year ended December 31, 2018, as compared to $50.9 million for the year ended December 31, 2017. Loss from continuing operations before other income and expense and income taxes improved by $2.9 million for the year ended December 31, 2018 as compared to 2017. Also contributing to the decrease was the revaluation of our derivative instruments in the year ended December 31, 2018 resulting in a net gain of $13.7 million versus a loss of $12.4 million in valuation of convertible liabilities during 2017, a $7.6 million bargain purchase gain related to the Jamestown Regional Medical Center acquisition on June 1, 2018 and $0.6 million of other income in 2018 primarily due to a gain on the sale of fixed assets We have made progress in expanding into a wider and more varied market place with our Hospital Operations, and that combined with aggressive consolidation and cost cutting is expected to reduce the losses incurred in the future.

The following table presents key financial metrics for our Hospital Operations segment:

	Year Ended December 31,
Hospital Operations	2018	2017	Change	%

Net revenues	$14,417,676	$877,898	$13,539,778	1542.3%
Operating expenses:
Direct costs of revenue	11,286,278	84,808	11,201,470	13208.0%
General and administrative expenses (1)	8,893,785	5,514,793	3,378,992	61.3%
Asset impairment	173,799	-	173,799	0.0%
Depreciation and amortization	498,352	78,836	419,516	532.1%

Loss from operations	$(6,434,538)	$(4,800,539)	$(1,633,999)	34.0%

Number of Patients Served	13,349	3,747	9,602	256.3%

Key Operating Measures – Net revenues per patient served:	$1,080.06	$234.29	$845.76	361.0%

Key Operating Measures - Direct Costs per patient served:	$845.48	$22.63	$822.84	3635.5%

Our hospital operations began on August 8, 2017.

1 During our start up period in 2017 the separation of direct costs per patient and general and administrative expenses had not been completed. As this exercise was completed in 2018, we began to reduce the general and administrative costs and increase our direct costs of revenue per patient.

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Year Ended December 31,
Clinical Laboratory Operations	2018	2017	Change	%

Net revenues	$131,014	$2,210,318	$(2,079,304)	-94.1%
Operating expenses:
Direct costs of revenue	223,229	821,535	(598,306)	-72.8%
General and administrative expenses	1,386,285	3,687,329	(2,301,044)	-62.4%
Sales and marketing expenses	4,554	734,268	(729,714)	-99.4%
Depreciation and amortization	764,445	1,639,954	(875,509)	-53.4%

Loss from operations	$(2,247,499)	$(4,672,768)	$2,425,269	-51.9%

Key Operating Measures - Revenues:
Insured tests performed	3,593	44,458	(40,865)	-91.9%
Net revenue per insured test	$36.46	$49.72	$(13.25)	-26.7%
Revenue recognition percent of gross billings	11.0%	15.0%	-4.0%

Key Operating Measures - Direct Costs:
Total samples processed	4,560	5,545	(985)	-17.8%
Direct costs per sample	$48.95	$148.16	$(99.20)	-67.0%

The reduction in insured tests performed in 2018 negatively impacted our revenues by $2.5 million, while the decrease in net revenue per insured test negatively impacted our revenues by $0.4 million. The decrease in direct costs per sample resulted in a $1.1 million decrease in direct costs of revenue, while the decrease in the number of samples processed resulted in a $0.5 million reduction in direct costs of revenue.

The decrease in general and administrative expenses is primarily due to the reduction in employee compensation and related costs, as we significantly reduced our headcount.

The following table presents key financial metrics for our Corporate group:

	Year Ended December 31,
Corporate	2018	2017	Change	%

Operating expenses:
General and administrative expenses	$4,541,536	$6,550,553	$(2,009,017)	-30.7%
Direct costs of revenue	-	42,496	(42,496)	-100.0%
Sales and marketing expenses	-	8,369	(8,369)	-100.0%
Depreciation and amortization	1,047	1,382	(335)	-24.2%

Loss from operations	$(4,542,583)	$(6,602,800)	$2,060,217	-31.2%

The decrease in general and administrative expenses is mainly the result of a reduction in employee compensation and related costs, as we significantly reduced our headcount throughout 2018 and 2017 in response to the decline in revenues in our Clinical Laboratory Operations and our former Supportive Software segment, and a $0.3 million decrease in stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 2018 and 2017, we financed our operations primarily from the sale of our equity securities, the issuance of debentures and short-term advances from related parties. Future cash needs for working capital, capital expenditures and potential acquisitions will require management to seek additional equity or obtain additional credit facilities. The sale of additional equity will result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

At December 31, 2018, we had $7,000 cash on hand from continuing operations, a working capital deficit of $39.3 million and a stockholders’ deficit of $39.2 million. In addition, we incurred a loss from continuing operations of $13.6 million for the year ended December 31, 2018. As of the date of this report, our cash position is deficient; and payments for our operations in the ordinary course are not being made. Our fixed operating expenses include payroll, rent, capital lease payments and other fixed expenses, as well as the costs required to operate Big South Fork Medical Center, which began operations on August 8, 2017, and Jamestown Regional Medical Center, which was acquired on June 1, 2018. Our fixed operating expenses were approximately $2.0 million per month for the year ended December 31, 2018.

We received approximately $9.0 million and $15.7 million in cash from the issuances of debentures and warrants during 2018 and 2017, respectively, $3.3 million and $4.8 million from related parties in 2018 and 2017, respectively, $4.0 million of proceeds on October 30, 2017 from the issuance of our convertible preferred stock and $0.8 million in 2018 from the sale of stock we owned. Subsequent to December 31, 2018 and through September 27, 2019, we received $3.8 million from the issuances of debentures, $1.6 million from the issuance of a promissory note, $9.9 million in advances from our director, Mr. Diamantis, in connection with the settlement of a prepaid forward purchase contract. In addition, subsequent to December 31, 2018 and through September 10, 2019, we received $6.5 million in loans from Mr. Diamantis and we entered into five accounts receivable factoring arrangements. The subsequent events are more fully discussed in Notes 8 and 21 to the consolidated financial statements

During 2018, the holders of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019 (the “September Debentures”), which were offered pursuant to the terms of a Securities Purchase Agreement, dated as of August 31, 2017, between us and certain of our existing institutional investors, exchanged a portion of the September Debentures for shares of our Series I-2 Preferred Stock as follows:

On February 9, 2018, the holders exchanged a portion of the September Debentures for shares of the Series I-2 Preferred Stock for the first time. On that date, the holders elected to exchange an aggregate of $1,384,556 principal amount of September Debentures and the Company issued an aggregate 1,730.7 shares of its Series I-2 Preferred Stock. On July 16, 2018, under the Exchange Agreements with the holders of the September Debentures, the holders exchanged a portion of the September Debentures for shares of the Company’s Series I-2 Preferred Stock. On that date, the holders elected to exchange an aggregate of $1,741,580 principal amount of the September Debentures and the Company issued an aggregate of 2,176.975 shares of its Series I-2 Preferred Stock. In 2018, the holder converted 1,286.141 shares of its Series I-2 Preferred Stock into 106,335,991 shares of the Company’s common stock.

During 2018, the Company issued an aggregate of 142,667 shares of restricted stock to employees and directors, based upon the recommendation of the Compensation Committee of the Board. The Company recognized stock-based compensation in the amount of $477,933 for the grant of such restricted stock based on a valuation of $3.35 per share.

The Company had 128,567,273 and 39,502 shares of common stock issued and outstanding at December 31, 2018 and December 31, 2017, respectively. During the year ended December 31, 2018, the Company issued an aggregate of 4,221,601 shares of its common stock upon conversion of $6.7 million of the principal amount of the debentures that were issued in March 2017.

The Company also issued 17,788,579 shares of common stock upon the exercise on a cashless basis of 106,006,177 warrants and 40,000 shares of common stock were issued upon the conversion of 50 shares of its Series H Preferred Stock.

On March 5, 2018, May 14, 2018, May 21, 2018 and June 28, 2018, the Company closed offerings of $6,810,000 aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019. The Company received aggregate proceeds of $5,500,000 in the offerings. The terms of these debentures are the same as those issued under the previously-announced Securities Purchase Agreement, dated as of August 31, 2017, (the “Purchase Agreement”). On July 16, 2018, August 2, 2018, September 6, 2018 and November 8, 2018, the Company entered into Additional Issuance Agreements (the “Issuance Agreements”), with two existing institutional investors of the Company. Under the Issuance Agreements, the Company issued $4.3 million aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019 and received aggregate proceeds of $3.5 million. The conversion terms of these debentures are the same as those issued in September 2017 under the Purchase Agreement, with the exception of the floor conversion price, which is $.052 per share. At the Company’s option, these debentures may also be exchanged for shares of the Company’s Series I-2 Preferred Stock under the terms of the Exchange Agreements.

The Debentures were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and by Rule 506 of Registration D promulgated thereunder as a transaction by an issuer not involving a public offering.

As of December 31, 2018, we were party to legal proceedings, which are presented in Note 16 to the accompanying consolidated financial statements.

The following table presents our capital resources as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017	Change

Cash	$6,870	$-	$6,870
Working capital deficit	(39,293,904)	(33,931,294)	5,362,610
Total debt, excluding discounts and derivative liabilities	26,918,305	25,306,412	1,611,893
Capital lease obligations	762,208	2,079,137	(1,316,929)
Stockholders’ deficit	$(39,167,864)	$(40,613,461)	$(1,445,597)

The following table presents the major sources and uses of cash for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change

Cash used in operations	$(7,678,730)	$(17,713,547)	$10,034,817
Cash (used in) provided by investing activities	662,577	(492,537)	1,155,114
Cash provided by financing activities	7,023,024	18,135,911	(11,112,887)

Net change in cash	6,870	(70,173)	77,043
Cash and cash equivalents, beginning of the year	-	70,173	(70,173)
Cash and cash equivalents, end of the year	$6,870	$-	$6,870

The components of cash used in operations for the years ended December 31, 2018 and 2017 are presented in the following table:

	Year Ended December 31,
	2018	2017	Change

Net loss from continuing operations	$(13,587,512)	$(50,921,024)	$37,333,512
Non-cash adjustments to income	(2,054,462)	33,623,373	(35,677,835)
Accounts receivable	(2,840,437)	80,033	(2,920,470)
Inventory	234,194	(236,914)	471,108
Accounts payable, check issued in excess of bank balance and accrued expenses	10,493,697	2,920,134	7,573,563
Loss from discontinued operations	(434,843)	(4,276,918)	3,842,075
Other	882,246	637,975	244,271
Net cash used in operating activities	(7,307,117)	(18,173,341)	10,866,244
Cash (used in) provided by discontinued operations	(371,613)	459,794	(831,407)
Cash used in operations	$(7,678,730)	$(17,713,547)	$10,304,817

Cash provided by investing activities for the year ended December 31, 2018 of $0.7 million is due to the sale of property and equipment of $0.7 million, the sale of shares of stock that we owned of $0.8 million, offset by cash of $0.6 million used to acquire Jamestown Regional Medical Center and $0.2 million used to purchase property and equipment. The use of cash for the year ended December 31, 2017 of $1.4 million is due to the purchase of the Oneida Assets and other purchases of property and equipment.

Cash provided by financing activities for the year ended December 31, 2018 of $7.0 million consists of $9.0 million from the issuances of debentures, and $3.3 million from related party loans and advances, offset by $4.0 million of repayments of related party loan and advances and $1.3 million of payments of capital lease obligations. Cash provided by financing activities for the year ended December 31, 2017 consists of $4.0 million received from the issuance of preferred stock, and $15.7 million from the issuance of debentures and warrants, partially offset by $0.5 million of related party payments, net of advances, and repayment of capital lease obligations in the amount of $1.7 million.

We need to raise additional funds immediately and continue to do so until we begin to realize positive cash flow from operations.

There can be no assurance that we will be able to achieve our business plan, which is to acquire and operate clusters of rural hospitals, raise any additional capital or secure the additional financing necessary to implement our current operating plan. Our ability to continue as a going concern is dependent upon our ability to significantly reduce our operating costs, increase our revenues and eventually regain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, the majority of these equity-based securities contain exercise or conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 9, 12 and 13 to the accompanying consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock. As a result of these down round provisions, the potential common stock equivalents totaled 749 billion as of September 10, 2019.

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

As of December 31, 2018, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

RENNOVA HEALTH, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Rennova Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rennova Health, Inc. (the Company) as of December 31, 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the result of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has significant net losses, cash flow deficiencies, negative working capital and an accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Haynie & Company

Salt Lake City, Utah

October 18, 2019

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Rennova Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheet of Rennova Health, Inc. (the Company) as of December 31, 2017, the related Consolidated Statements of Operations, Stockholders’ Deficit, and Cash Flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Green & Company, CPAs

Green & Company, CPAs

Tampa, FL 33618

April 24, 2018

RENNOVA HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash	$6,870	$-
Accounts receivable, net	3,811,749	971,312
Inventory	453,402	236,914
Prepaid expenses and other current assets	78,820	9,842
Income tax refunds receivable	631,077	1,940,845
Current assets of AMSG and HTS classified as held for sale	140,352	226,732
Total current assets	5,122,270	3,385,645

Property and equipment, net	8,526,904	2,695,440
Intangibles, net	259,443	-
Deposits	278,864	180,875
Non-current assets of AMSG and HTS classified as held for sale	11,819	28,834

Total assets	$14,199,300	$6,290,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related parties amount of $0.4 million and $0.2 million, respectively)	$8,155,955	$4,179,336
Checks issued in excess of bank balance	109,695	9,342
Accrued expenses (includes related parties amount of $0.3 million and $0.1 million, respectively)	10,711,281	4,967,405
Income taxes payable	1,400,651	1,971,592
Current portion of notes payable	7,083,505	6,957,830
Current portion of notes payable, related parties	800,000	1,128,500
Current portion of capital lease obligations	730,665	2,079,137
Current portion of debentures	12,776,316	1,615,693
Derivative liabilities	350,260	12,435,250
Current liabilities of AMSG and HTS classified as held for sale	2,297,846	1,972,854
Total current liabilities	44,416,174	37,316,939

Other liabilities:
Debentures, net of current portion	-	3,752,022
Capital lease obligations, net of current portion	31,543	-

Total liabilities	44,447,717	41,068,961

Commitments and contingencies

Redeemable Preferred Stock - Series I-1	5,835,294	5,835,294
Redeemable Preferred Stock - Series I-2	3,084,153	-

Stockholders’ deficit:
Series G preferred stock, $0.01 par value, 14,000 shares authorized, 215 shares issued and outstanding	2	2
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 10 and 60 shares issued and outstanding	-	-
Series F preferred stock, $0.01 par value, 1,750,000 shares authorized, 1,750,000 shares issued and outstanding	17,500	17,500
Series J preferred stock, $0.01 par value, 250,000 shares authorized, 250,000 and 0 shares issued and outstanding	2,500	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 128,567,273 and 39,502 shares issued and outstanding	12,857	4
Additional paid-in-capital	375,845,883	128,549,458
Accumulated deficit	(415,046,606)	(169,180,425)
Total stockholders’ deficit	(39,167,864)	(40,613,461)
Total liabilities and stockholders’ deficit	$14,199,300	$6,290,794

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017

Net revenues	$14,548,690	$3,088,216

Operating expenses:
Direct costs of revenue	11,509,507	948,838
General and administrative	14,821,606	15,757,527
Sales and marketing expenses	4,554	742,637
Asset impairment	173,799	-
Depreciation and amortization	1,263,844	1,715,321
Total operating expenses	27,773,310	19,164,323

Loss from continuing operations before other income (expense) and income taxes	(13,224,620)	(16,076,107)

Other income (expense):
Other income	672,972	38,342
Gain on bargain purchase	7,566,670	-
Change in fair value of derivative instruments	13,696,214	(42,702,815)
Gain on extinguishment of debt	-	42,702,815
Value of convertible liabilities	-	(12,435,250)
Interest expense	(21,532,678)	(21,432,285)
Total other income (expense), net	403,178	(33,829,193)

Net loss from continuing operations before income taxes	(12,821,442)	(49,905,300)

Provision for income taxes	766,070	1,015,724

Net loss from continuing operations	(13,587,512)	(50,921,024)

Net loss from discontinued operations	(434,843)	(4,276,918)

Net loss	(14,022,355)	(55,197,942)
Deemed dividend from trigger of down round provision feature	(231,843,826)	(53,341,619)
Net loss to common shareholders	$(245,866,181)	$(108,539,561)

Net loss per common share:
Basic and diluted: continuing operations	$(24.49)	$(22,587.23)
Basic and diluted: discontinued operations	(0.04)	$(926.54)

Total Basic and diluted	$(24.53)	$(23,513.77)
Weighted average number of common shares outstanding during the period:
Basic and diluted	10,022,180	4,616

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the year ended December 31, 2018

	Preferred Stock				Additional		Total
	(see Note 10)		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2017	1,750,275	$17,502	39,502	$4	$128,549,458	$(169,180,425)	$(40,613,461)
Conversion of Series I-2 Preferred stock into common stock	-	-	106,335,991	10,634	1,502,471	-	1,513,105
Conversion of Series H Preferred Stock into common stock	(50)	-	40,000	4	(4)	-	-
Common stock issued in cashless exercise of warrants	-	-	17,788,579	1,779	4,617,371	-	4,619,150
Shares issued in settlement of notes payable	250,000	2,500	-	-	247,500	-	250,000
Exchange of convertible debentures for Series I-2 Preferred Stock	-	-	-	-	1,420	-	1,420
Conversion of debentures into common stock	-	-	4,221,601	422	8,127,622	-	8,128,044
Stock based compensation	-	-	-	-	285,992	-	285,992
Deemed dividend from trigger of down round provision feature	-	-	-	-	231,843,826	(231,843,826)	-
Restricted stock issued to employees	-	-	142,667	14	477,919	-	477,933
Shares returned to treasury	-	-	(123)	-	-	-	-
Adjust for fractional shares in reverse stock split	-	-	(944)	-	-	-	-
Beneficial conversion feature of convertible debentures	-	-	-	-	192,308	-	192,308
Net loss	-	-	-	-	-	(14,022,355)	(14,022,355)
Balance at December 31, 2018	2,000,225	$20,002	128,567,273	$12,857	$375,845,883	$(415,046,606)	$(39,167,864)

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the year ended December 31, 2017

	Preferred Stock (see Note 10)		Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2016	10,234	$102	373	$-	$45,754,866	$(60,640,864)	$(14,885,896)
Conversion of preferred stock into common stock	(7,785)	(78)	742	-	78	-	-
Preferred stock issued for business acquisition	1,750,000	17,500	-	-	156,597	-	174,097
Common stock issued in exchange for warrants	-	-	1,330	-	697,485	-	697,485
Shares issued in settlement of notes payable and warrants	-	-	53	-	440,000	-	440,000
Exchange of preferred stock for convertible debentures	(2,174)	(22)	-	-	(2,173,978)	-	(2,174,000)
Conversion of debentures into common stock	-	-	36,571	4	7,306,310	-	7,306,314
Rounding up of common shares in connection with reverse stock split	-	-	1	-	-	-	-
Reduction in common stock in connection with reverse stock split	-	-	(5)	-	(6,675)	-	(6,675)
Common stock granted to employees	-	-	-	-	-	-	-
Discount on convertible debentures	-	-	-	-	252,143	-	252,143
Warrants and beneficial conversion features related to the issuance of convertible notes	-	-	-	-	24,177,258	-	24,177,258
Stock based compensation	-	-	-	-	58,278	-	58,278
Deemed dividend from trigger of down round provision feature	-	-	-	-	53,341,619	(53,341,619)	-
Restricted stock issued to employees		-	364	-	244,768	-	244,768
Common stock issued for services and severance	-	-	83	-	161,003	-	161,003
Shares returned to treasury			(10)	-		-	-
Beneficial conversion feature of Series 1-1 preferred stock	-	-	-	-	(1,860,294)	-	(1,860,294)
Net loss	-	-	-	-	-	(55,197,942)	(55,197,942)
Balance at December 31, 2017	1,750,275	$17,502	39,502	$4	$128,549,458	$(169,180,425)	$(40,613,461)

The accompanying notes are an integral part of these consolidated financial statements.

RENNOVA HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
Cash flows used in operating activities:
Net loss from continuing operations	$(13,587,512)	$(50,921,024)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,263,844	1,715,321
Non-cash gain on derivative instruments	-	(2,803)
Stock issued for services	477,933	161,003
Stock-based compensation	285,992	303,046
Non-cash interest expense	-	8,649,232
Amortization of debt discount	17,558,008	10,412,324
Non-cash settlement of debt	-	(50,000)
Gain on extinguishment of debt	-	(42,702,815)
Change in fair value of derivative instruments	(13,696,214)	42,702,815
Value of convertible liabilities	-	12,435,250
Gain on purchase of Jamestown Medical Center	(7,566,670)	-
Asset impairment	173,799	-
Gain on disposal of equipment under capital lease	(551,155)	-
Loss from discontinued operations	(434,843)	(4,276,918)
Changes in operating assets and liabilities:
Accounts receivable	(2,840,437)	80,033
Prepaid expenses and other current assets	237,561	136,951
Inventory	234,194	(236,914)
Security deposits	(94,143)	(45,728)
Accounts payable and checks issued in excess of bank balance	4,076,972	1,674,969
Accrued expenses	6,416,725	1,245,165
Income tax assets and liabilities	738,827	546,752
Net cash used in operating activities of continuing operations	(7,307,117)	(18,173,341)
Net cash (used in) provided by operating activities of discontinued operations	(371,613)	459,794
Net cash used in operating activities	(7,678,730)	(17,713,547)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(213,105)	(1,422,002)
Purchase of Jamestown Regional Medical Center	(634,721)	-
Proceeds from the sale of equipment under capital lease	710,403	-
Net cash used in investing activities of continuing operations	(137,423)	(1,422,002)
Net cash provided by investing activities of discontinued operations	800,000	929,465
Net cash provided by (used in) investing activities	662,577	(492,537)
Cash flows (used in) provided by financing activities:
Proceeds from issuance of common stock and warrants	-	639,615
Proceeds from issuance of Series I-1 Preferred Stock	-	4,000,000
Financing fees	-	(25,000)
Proceeds from issuance of related party notes payable and advances	3,312,348	4,765,000
Proceeds from issuance of debentures	9,000,000	15,742,500
Payments on related party notes payable and advances	(3,972,348)	(5,298,782)
Payments on capital lease obligations	(1,316,929)	(1,680,747)
Cash paid for fractional shares in connection with reverse stock split	(47)	(6,675)
Net cash provided by financing activities of continuing operations	7,023,024	18,135,911
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by financing activities	7,023,024	18,135,911
Net increase (decrease) in cash	6,870	(70,173)
Cash at beginning of period	-	70,173
Cash at end of period	$6,870	$-

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

Merger between the Company and Medytox Solutions, Inc.

On November 2, 2015, pursuant to the terms of the Agreement and Plan of Merger, dated as of April 15, 2015, by and among CollabRx, Inc. (“CollabRx”), CollabRx Merger Sub, Inc. (“Merger Sub”), a direct wholly-owned subsidiary of CollabRx formed for the purpose of the merger, and Medytox Solutions, Inc. (“Medytox”), Merger Sub merged with and into Medytox, with Medytox as the surviving company and a direct, wholly-owned subsidiary of CollabRx (the “Merger”). Prior to closing, the Company amended its certificate of incorporation to change its name to Rennova Health, Inc. This transaction was accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, as such, the historical financial statements of Medytox became the historical financial statements of the Company.

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

Reverse Stock Splits

On February 7, 2017, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-30 reverse stock split of the Company’s shares of common stock effective February 22, 2017, on September 21, 2017, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-15 reverse stock split effective October 5, 2017, and on November 5, 2018, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-500 reverse stock split effective November 12, 2018 (the “Reverse Stock Splits”). The stockholders of the Company had approved these amendments to the Company’s Certificate of Incorporation on December 22, 2016 for the February 22, 2017 reverse stock split, on September 20, 2017 for the October 5, 2017 reverse stock split and on August 22, 2018 for the November 12, 2018 reverse stock split. In each of these cases, the Company’s stockholders had granted authorization to the Board of Directors to determine in its discretion the specific ratio, subject to limitations, and the timing of the reverse splits within certain specified effective dates.

As a result of the Reverse Stock Splits, every 30 shares of the Company’s then outstanding common stock was combined and automatically converted into one share of the Company’s common stock on February 22, 2017, every 15 shares of the Company’s then outstanding common stock was combined and automatically converted into one share of the Company’s common stock on October 5, 2017 and every 500 shares of the Company’s common stock was combined and automatically converted into one share of the Company’s common stock on November 12, 2018. In addition, the conversion and exercise prices of all of the Company’s outstanding preferred stock, common stock purchase warrants, stock options, restricted stock, equity incentive plans and convertible notes payable were proportionately adjusted at the applicable reverse split ratio in accordance with the terms of such instruments. In addition, proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Splits, other than as a result of the rounding up of fractional shares in the February reverse split and the payment of cash in lieu of fractional shares in the October and November reverse splits, as no fractional shares were issued in connection with the Reverse Stock Splits.

All share, per share and capital stock amounts as of and for the years ended December 31, 2018 and 2017 have been restated to give effect to the Reverse Stock Splits.

In addition, on September 18, 2018, the Company amended its Certificate of Incorporation to have the authority to issue 10,000,000,000 shares of common stock and the par value of the Company’s common stock was decreased from $0.01 per share to $.0001 per share. No additional change was made to the terms of the Company’s common stock as a result of the November 12, 2018 reverse stock split and no change was made to the authorized preferred stock, which remains at 5,000,000 shares of preferred stock, par value $0.01 per share.

Going Concern

Under Accounting Standards Update (“ASU”), 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) Accounting Standards Codification 205-40 (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the consolidated financial statements, the Company had a working capital deficit and an accumulated deficit of $39.3 million and $39.2 million, respectively, at December 31, 2018. In addition, the Company had a loss from continuing operations of approximately $13.6 million and cash used in operating activities of $7.3 million for the year ended December 31, 2018. The Company recorded income from the change in fair value of derivative instruments in the amount of approximately $13.7 million in 2018 compared to a loss from the value of convertible liabilities of $12.4 million in 2017. We also realized a gain on bargain purchase associated with the acquisition of Jamestown Regional Medical Center in June 2018 in the amount of $7.6 million, which is more fully discussed in Note 6. The continued losses and other related factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the filing date of this report.

The Company’s consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. Initial cost savings were realized by reducing the number of laboratory facilities to one for most of its toxicology diagnostics, thereby reducing the number of employees and associated operating expenses. The Company plans to spin off its Advanced Molecular Services Group (“AMSG”) and Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to its shareholders. Completion of these spin offs is now expected to occur during the first quarter of 2020. The spin offs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission and consents, including under various funding agreements previously entered by the Company. The intent of the spin offs of AMSG and HTS is to create three public companies, each of which can focus on its own strengths and operational plans. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company has reflected amounts relating to AMSG and HTS as disposal groups classified as held for sale and included as part of discontinued operations. AMSG and HTS are no longer included in the segment reporting following the reclassification to discontinued operations. The discontinued operations of AMSG and HTS are described further in Note 18.

The Company’s core business is now rural hospitals which is a specialized marketplace with a requirement for capable and knowledgeable management. The Company’s current financial condition may make it difficult to attract and maintain adequate expertise in its management team to successfully operate the Company’s hospitals.

There can be no assurance that the Company will be able to achieve its business plan, which is to acquire and operate clusters of rural hospitals, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to significantly reduce its operating costs, increase its revenues, and eventually regain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Reclassifications

The Company has reclassified certain amounts in the 2017 consolidated financial statements to be consistent with the 2018 presentation. These principally relate to reclassification of bad debt, which is now presented as a reduction of revenue, as well as the balance sheet classification of derivative liabilities. The reclassifications had no impact on operations or cash flows for the year ended December 31, 2017.

Comprehensive Loss

During the years ended December 31, 2018 and 2017, comprehensive loss was equal to the net loss amounts presented in the accompanying consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include the estimates of fair values of assets acquired and liabilities assumed in business combinations, including hospital acquisitions, reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, stock based compensation, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, deemed dividends and debt discounts, among others. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had minimal cash equivalents at December 31, 2018 and 2017.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates, related to revenue recognition. We adopted the new standard effective January 1, 2018, using the full retrospective method. The adoption of the new standard did not have an impact on our recognition of net revenues for any periods prior to adoption. The most significant impact of adopting the new standard is to the presentation of our consolidated income statements, where we no longer present the provision for doubtful accounts as a separate line item and our revenues are presented net of estimated contract and related allowances.

Hospital Operations

Our revenues generally relate to contracts with patients in which our performance obligations are to provide health care services to the patients. Revenues are recorded during the period our obligations to provide health care services are satisfied. Our performance obligations for inpatient services are generally satisfied over periods that average approximately five days, and revenues are recognized based on charges incurred in relation to total expected charges. Our performance obligations for outpatient services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges. Medicare generally pays for inpatient and outpatient services at prospectively determined rates based on clinical, diagnostic and other factors. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). There were no adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during 2018 and 2017.

The Emergency Medical Treatment and Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations require, and our commitment to providing quality patient care encourages, us to provide services to patients who are financially unable to pay for the health care services they receive. The federal poverty level is established by the federal government and is based on income and family size. The Company considers the poverty level in determining whether patients qualify for free or reduced cost of care. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. In implementing the uninsured discount policy, we may first attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance, or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

The collection of outstanding receivables for Medicare, Medicaid, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Implicit price concessions relate primarily to amounts due directly from patients. Estimated implicit price concessions are recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. The estimates for implicit price concessions are based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical write-off’s and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and write off data. We believe our quarterly updates to the estimated contractual allowance amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. At December 31, 2018 and 2017, estimated contractual allowances of $63 million and $7.0 million, respectively, had been recorded as reductions to our accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect.

To quantify the total impact of the trends related to uninsured accounts, we believe it is beneficial to view total uncompensated care, which is comprised of charity care, uninsured discounts and implicit price concessions. Total uncompensated care as a percentage of gross revenues was 11% and 18% for the years ended December 31, 2018 and 2017, respectively.

Clinical Laboratory Operations.

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

In applying the new revenue standard, (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606), using the full retrospective approach for all periods presented, no prior-period adjustment has been determined. This includes but is not limited to disaggregated revenue information, contract asset and liability information, including significant changes from prior year, and judgments, and changes in judgment, that significantly affect the determination of the amount of revenue and timing.

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

Total gross revenues for Hospital and Clinical Laboratory Operations were reduced by approximately $9.4 million and $1.5 million for bad debt for the years ended December 31, 2018 and 2017, respectively. As required by the new standard, after bad debt and contractual and related allowance adjustments to revenues of $73.5 million and $20.9 million, for the years ended December 31, 2018 and 2017, respectively, we reported net revenues of $14.5 million and $3.1 million. We continue to review the provision for bad debt and contractual and related allowances.

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

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the FASB ASC Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. At December 31, 2018, the Company recorded an asset impairment charge of $0.2 million for an intangible asset acquired in the Jamestown Regional Medical Center acquisition in 2018 – see Note 6. At December 31, 2017, the Company recorded a goodwill impairment charge of $1.0 million related to the Genomas, Inc. acquisition. Genomas, Inc. is part of AMSG and is included in the discontinued operations – see Note 18.

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

Those amendments in Part I of this Update are a cost savings relative to current GAAP. This is because, assuming the required criteria for equity classification in Subtopic 815-40 are met, an entity that issued such an instrument no longer measures the instrument at fair value at each reporting period (in the case of warrants) or separately accounts for a bifurcated derivative (in the case of convertible instruments) on the basis of the existence of a down round feature. For convertible instruments with embedded conversion options that have down round features, applying specialized guidance such as the model for contingent beneficial conversion features rather than bifurcating an embedded derivative also reduces cost and complexity. Under that specialized guidance, the issuer recognizes the intrinsic value of the feature only when the feature becomes beneficial instead of bifurcating the conversion option and measuring it at fair value each reporting period.

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

The Company has determined that this amendment had a material impact on its consolidated financial statements and has early adopted this accounting standard update. The cumulative effect of the adoption of ASU 2017-11 resulted in the reclassification of the derivative liability recorded of $56 million and the reversal of $41 million of interest expense recorded in the Company’s first fiscal quarter of 2017. The remaining $15 million was offset to additional paid in capital (discount on convertible debenture). Additionally, the Company recognized a deemed dividend from the trigger of the down round provision feature of $53.3 million. A $51 million deemed dividend was recorded retrospectively as of the beginning of the issuance of the debentures issued in March 2017 where the initial derivative liability was recorded as a result of the down round provision feature. A deemed dividend of $231.8 million was recorded during 2018 as a result of down round provision features. See Note 11 for an additional discussion of derivative financial instruments.

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

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized. When projected future taxable income is insufficient to provide for the realization of deferred tax assets, the Company recognizes a valuation allowance (see Note 15).

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2018 and 2017.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings (loss) per share of common stock is calculated by dividing net earnings (loss) allocable to common shareholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted earnings (loss) per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common shareholders is the same for periods with a net loss. See Note 3 for the computation of loss per share for the years ended December 31, 2018 and 2017.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two operating segments as of December 31, 2018: Hospital Operations and Clinical Laboratory Services (see Note 17).

Note 3 – Loss per Share

Basic and diluted loss per share is computed by dividing (i) loss available to common shareholders, by (ii) the weighted-average number of shares of common stock outstanding during the period.

Basic loss per share excludes dilution and is computed by dividing loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For the years ended December 31, 2018 and 2017, basic loss per share is the same as diluted loss per share.

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Numerator
Net loss from continuing operations	$(13,587,512)	$(50,921,024)
Deemed dividend from trigger of down round provision feature	(231,843,826)	(53,341,619)
Net loss attributable to common stockholders, continuing operations	$(245,431,338)	$(104,262,643)
Net loss from discontinued operations	$(434,843)	$(4,276,918)
Net loss available to common stockholders	$(245,866,181)	$(108,539,561)

Denominator
Basic and diluted weighted average common shares outstanding	10,022,180	4,616

Loss per share, basic and diluted
Basic and diluted, continuing operations	$(24.49)	$(22,587.23)
Basic and diluted, discontinued operations	$(0.04)	$(926.54)
Total basic and diluted	$(24.53)	$(23,513.77)

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2018 and 2017, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	Year Ended December 31,
	2018	2017
Warrants	53,130,510,439	4,352,806
Convertible preferred stock	7,863,880,588	359,563
Convertible debentures	2,179,779,002	653,839
Stock options	77	77
	63,174,170,106	5,366,285

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, many of these equity-based securities contain exercise or conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 9, 13 and 14). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock. As a result of these down round provisions, the potential common stock and common stock equivalents totaled 756.4 billion at September 10, 2019 as more fully discussed in Note 21. See Note 14 regarding a discussion of the number of shares of the Company’s authorized common stock.

Note 4 – Accounts Receivable

Accounts receivable at December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Accounts receivable - Clinical Laboratory Operations	$622,009	$1,478,451
Accounts receivable - Hospital Operations	31,607,644	8,593,747
Total accounts receivable	32,229,653	10,072,198
Less:
Allowance for discounts - Clinical Laboratory Operations	(573,584)	(1,177,054)
Allowance for discounts - Hospital Operations	(25,066,799)	(6,936,429)
Allowance for bad debts	(2,777,521)	(987,403)
Accounts receivable, net	$3,811,749	$971,312

For the years ended December 31, 2018 and 2017, bad debt expense was $9.4 million and $1.5 million, respectively.

Note 5 – Property and Equipment

Property and equipment at December 31, 2018 and 2017 consisted of the following:

	December 31, 2018	December 31, 2017

Medical equipment	$1,946,000	$696,195
Land	550,700	-
Building	6,482,260	1,359,472
Equipment	437,029	476,548
Equipment under capital leases	742,745	4,686,736
Furniture	244,828	222,824
Leasehold improvements	1,303,131	1,303,131
Vehicles	56,624	196,534
Computer equipment	224,447	226,441
Software	724,126	631,033
	12,711,890	9,798,914
Less accumulated depreciation	(4,184,986)	(7,103,474)
Property and equipment, net	$8,526,904	$2,695,440

On January 13, 2017, the Company completed an asset purchase agreement to acquire certain assets related to the Big South Fork Medical Center, based in Oneida, Tennessee (the “Oneida Assets”). Big South Fork Medical Center is classified as a Critical Access Hospital (rural). The Company acquired the Oneida Assets out of bankruptcy for a purchase price of $1.0 million, and the purchase price has been recorded as property and equipment. The Company opened the hospital on August 8, 2017.

On January 31, 2018, the Company entered into a purchase agreement to acquire certain assets and liabilities related to Jamestown Regional Medical Center. The purchase was completed on June 1, 2018. The Company has valued the net assets acquired at approximately $8.2 million, of which $7.1 million was recorded as property and equipment. The purchase is more fully discussed in Notes 1 and 6.

Property and equipment are depreciated on a straight-line basis over their respective lives. The building is being depreciated over 39 years, leasehold improvements were depreciated over the life of the lease(s) and the remaining equipment is being depreciated over lives ranging from three to seven years. Depreciation expense on property and equipment was $1.2 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively. Management periodically reviews the valuation of long-lived assets, including property and equipment, for potential impairment. Management did not recognize any impairment of these assets during the years ended December 31, 2018 and 2017.

Note 6 – Acquisitions

Purchase Agreement Re Jamestown Regional Medical Center

On June 1, 2018, the Company acquired a business engaging in acute hospital care located in Jamestown, Tennessee under an asset purchase agreement. The acquisition also included a separate physician practice which now operates under the Company as Mountain View Physician Practice, Inc. This acquisition was made as part of the Company’s business plan to acquire and operate clusters of rural hospitals.

Pursuant to the asset purchase agreement, by and among the Company and Jamestown TN Medical Center, Inc., and HMA Fentress County Hospital, LLC, Jamestown HMA Physician Management, LLC and CHS/Community Health Systems, Inc. (the “Sellers”), the purchase price paid for the transaction was $635,096.

The fair value of the purchase consideration paid to the Sellers was allocated to the net tangible and intangible assets acquired. The Company accounted for the acquisition as a business combination under U.S. GAAP. In accordance with the acquisition method of accounting under ASC Topic 805, “Business Combinations,” (“ASC 805”) the assets acquired, and liabilities assumed were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company.

The fair value of the assets acquired, net of the liabilities assumed, was approximately $8.2 million. The excess of the aggregate fair value of the net tangible assets acquired over the purchase price was estimated to be $7.6 million and has been treated as a gain on bargain purchase in accordance with ASC 805. We attribute the gain primarily to the value of the land and building acquired. The purchase price allocation was based, in part, on our management’s knowledge of HMA Fentress County General Hospital and Jamestown HMA Physician Management, LLC.

The following table shows the allocation of the purchase price of Jamestown Regional Medical Center to the acquired identifiable assets acquired, and liabilities assumed:

Total purchase price	$635,096
Tangible and intangible assets acquired, and liabilities assumed at estimated fair value:
Cash	$375
Inventories	450,682
Prepaids and deposits	310,385
Property and equipment	7,129,484
Intangible assets	504,806
Accrued expenses	(193,966)
Net tangible and intangible assets acquired	$8,201,766
Gain on bargain purchase	$7,566,670

The total cost relating to the acquisition was approximately $1,100,000. This includes $635,096, which includes closing costs of $35,735, legal costs of approximately $115,000, and other diligence related costs, which were expensed in 2018.

The intangible assets acquired in the Jamestown acquisition consisted of the following at December 31, 2018:

	Acquired in 2018	Life	Impairment in 2018	Amortization for the Year Ended December 31, 2018	Carrying Value December 31, 2018
Certificate of need	$259,443	Infinite	$-	$-	$259,443
Non-compete	245,363	2 yrs.	(173,799)	(71,564)	-
Total intangibles	$504,806		$(173,799)	$(71,564)	$259,443

As noted in the table above, we fully impaired the non-compete intangible asset acquired in the acquisition of Jamestown Regional Medical Center at December 31, 2018. We determined that this asset was impaired primarily due to the operating results of Jamestown Regional Medical Center since the acquisition on June 1, 2018, which were as follows:

For the Period June 1, 2018 to December 31, 2018 (unaudited)
Net Revenue	$7,898,222
Net Loss	$(2,022,380)

The following presents the unaudited pro-forma combined results of operations of the Company and Jamestown Regional Medical Center as if the acquisition had occurred on January 1, 2017.

	Year Ended
	December 31,
	2018	2017
	(unaudited)
Net revenue	$19,983,266	$19,446,732
Net loss from continuing operations	(15,720,672)	(55,305,325)
Net loss	(16,155,515)	(59,582,243)
Deemed dividend from trigger of down round provision feature	(231,843,826)	(53,341,619)
Net loss to common stockholders	$(247,999,341)	$(112,923,862)

Net loss per common share:
Basic and diluted continuing operations	$(24.70)	$(23,537.03)
Basic and diluted net loss to common stockholders	$(24.75)	$(24,463.57)

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2017 or to project potential operating results as of any future date or for any future periods.

Note 7 – Accrued Expenses

Accrued expenses at December 31, 2018 and 2017 consisted of the following:

	December 31, 2018	December 31, 2017

Commissions payable	$19,113	$24,470
Sales tax payable	8,016	-
Accrued payroll and related liabilities	3,400,052	897,088
Accrued property tax	47,396	-
Accrued interest	5,464,837	2,636,057
Other accrued expenses	1,771,867	1,409,790
Accrued expenses	$10,711,281	$4,967,405

Accrued expenses at December 31, 2018 include $4.9 million of accrued interest due under the terms of a settlement agreement for a prepaid forward purchase contract related to an accounts receivable financing, as more fully discussed in Note 8.

Note 8 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At December 31, 2018 and December 31, 2017, notes payable consisted of the following:

Notes Payable – Third Parties

	December 31, 2018	December 31, 2017
Loan payable under prepaid forward purchase contract	$5,000,000	$5,000,000

Loan payable to TCA Global Master Fund, LP (“TCA”) in the original principal amount of $3 million at 16% interest (the “TCA Debenture”). Principal and interest payments due in various installments through December 31, 2017	1,741,893	1,616,218

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the “Tegal Notes”). Principal and interest payments due annually from July 12, 2015 through July 12, 2017	341,612	341,612

	7,083,505	6,957,830
Less current portion	(7,083,505)	(6,957,830)
Notes payable - third parties, net of current portion	$-	$-

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract whereby the Company received consideration in the amount of $5.0 million. The receivables had an estimated collectable value of $8.7 million which had been adjusted down to $0 as of December 31, 2017. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $0.5 million, (ii) all payments recovered from the accounts receivable up to $5.25 million, if paid in full within six months, or $5.5 million, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty had not been paid $6.0 million, the Company was required to pay the difference. Christopher Diamantes, a director of the Company, guaranteed the Company’s obligation. On March 24, 2017, the Company, the counterparty and Mr. Diamantis, as guarantor, entered into an amendment (the “Amendment”) to extend the Company’s obligation to March 31, 2018. Also, what the counterparty was to receive was amended to equal (a) the $5,000,000 purchase price plus a 20% per annum investment return thereon, plus (b) $500,000, plus (c) the product of (i) the proceeds received from the accounts receivable, minus the amount set forth in clauses (a) and (b), multiplied by (ii) 40%. In connection with the extension, the counterparty received a fee of $1,000,000. On April 2, 2018, the Company, the counterparty and Mr. Diamantis, as guarantor, entered into a second amendment to extend further the Company’s obligation to May 30, 2018. In connection with this further extension, the counterparty received a fee of $100,000. The counterparty instituted an arbitration proceeding under the agreement with regard to the outstanding balance. In December 2018, the Company, Mr. Diamantis and the counterparty entered into a preliminary settlement agreement in connection with the arbitration, with the terms of the settlement agreement revised on March 31, 2019. The Company and Mr. Diamantis agreed to pay the counterparty $2,000,000 on or before April 5, 2019 and an additional $7,694,685 plus interest at 10% per annum on or before May 20, 2019, which date was subsequently amended. On April 5, 2019 and May 31, 2019, Mr. Diamantis made payments totaling $5.0 million on behalf of the Company. The final payment of $4,937,105 was due on or before July 28, 2019. Mr. Diamantis made that payment on behalf of the Company on July 26, 2019. The Company and Mr. Diamantis have now complied with all of their obligations under the settlement agreement. As a result, the Company is obligated to repay Mr. Diamantis a total of $9,937,105. In addition to the $5,000,000 reflected in the table above, $4,937,105 is included on the Balance Sheets in Accrued Expenses at December 31, 2018. Additional amounts owed to Mr. Diamantis are discussed below and in Note 21.

The Company did not make the required monthly principal and interest payments due under the TCA Debenture for the period from October 2016 through March 2017. On February 2, 2017, the Company made a payment to TCA in the amount of $0.4 million, which was applied to accrued and unpaid interest and fees, including default interest, as of the date of payment. On March 21, 2017, the Company made a payment to TCA in the amount of $0.75 million, of which approximately $0.1 million was applied to accrued and unpaid interest and fees in accordance with the terms of the TCA Debenture. Also on March 21, 2017, the Company entered into a letter agreement with TCA, which (i) waived any payment defaults through March 21, 2017; (ii) provided for the $0.75 million payment discussed above; (iii) set forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million was to be repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provided for payment of an additional service fee in the amount of $150,000, which was due on June 27, 2017, the day after the effective date of the registration statement filed by the Company; which amount is reflected in accrued expenses at December 31, 2018. In addition, TCA entered into an inter-creditor agreement with the purchasers of the convertible debentures (see Note 9) which sets forth rights, preferences and priorities with respect to the security interests in the Company’s assets. On September 19, 2017, the Company entered into a new agreement with TCA, which extended the repayment schedule through December 31, 2017. The principal balance as of December 31, 2018, was increased to $1.7 million from $1.4 million, which resulted from accrued interest. The remaining debt to TCA remains outstanding and TCA has made a demand for payment. The parties are currently working to amend the TCA Debenture to extend the maturity although there can be no assurance that the parties will agree to any such extension.

The Company did not make the principal payments under the Tegal Notes that were due on July 12, 2016. On November 3, 2016, the Company received a default notice from the holders of the Tegal Notes demanding immediate repayment of the outstanding principal of $341,612 and accrued interest of $43,000. On December 7, 2016, the Company received a breach of contract complaint with a request for the entry of a default judgment (see Note 16). On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. To date, the Company has yet to repay this amount.

Notes Payable – Related Parties

	December 31, 2018	December 31, 2017

Loan payable to Alcimede LLC, bearing interest at 6% per annum, with all principal and interest due August 2, 2018	$-	$168,500

Loan payable to Christopher Diamantis	800,000	960,000

Total notes payable, related parties	800,000	1,128,500

Less current portion of notes payable, related parties	(800,000)	(1,128,500)
Total notes payable, related parties long-term	$-	$-

On February 3, 2015, the Company borrowed $3.0 million from Alcimede LLC (“Alcimede”). Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede. The note had an interest rate of 6% and was originally due on February 2, 2016. Alcimede later agreed to extend the maturity date of the loan to August 2, 2017. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase shares of the Company’s common stock, and the loan outstanding was reduced in satisfaction of the aggregate exercise price of $2.5 million. In August of 2016, $0.3 million was repaid by the Company through the issuance of shares of common stock. In March of 2017, the Company and Mr. Lagan agreed that a payment made to Alcimede in the amount of $50,000 would be deducted from the outstanding balance of the note. On August 2, 2017, the Company and Alcimede agreed to further extend the maturity date of the loan to August 2, 2018. On July 23, 2018, the Company issued preferred stock to Alcimede in full settlement of this loan as more fully discussed in Note 14.

In January and February of 2017, the Company received advances aggregating $3.6 million from Christopher Diamantis, a director of the Company. The advances, along with $0.5 million of previously accrued but unpaid interest, were due on demand, bearing interest at 10% per annum. The Company used the advances to pay the purchase price for the Oneida Assets and for general corporate purposes. On March 7, 2017, the Company issued a promissory note to Mr. Diamantis relating to these advances received in 2017, plus accrued and unpaid interest of $0.5 million (and together with the advances and accrued interest the “2017 Diamantis Note”). The Company repaid $3.8 million of the 2017 Diamantis Note on March 21, 2017 with the proceeds received from the issuance of the Convertible Debentures (sees Note 9).

During the year ended December 31, 2018, the Company borrowed $3.3 million from Christopher Diamantis and incurred interest of $0.3 million and repaid $4.0 million, including interest of $0.2 million. The loan payable balance, which bears interest at a rate of 10% on all amounts funded, was $0.8 million on December 31, 2018 and accrued interest was $0.2 million. See Note 21 for a discussion of amounts borrowed from Mr. Diamantis subsequent to December 31, 2018.

Note 9 – Debentures

The carrying amount of all outstanding debentures as of December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017
Debentures	$19,034,800	$17,720,082
Discount on debentures	(6,247,469)	(12,127,634)
Deferred financing fees	(11,015)	(224,733)

	12,776,316	5,367,715
Less current portion	(12,776,316)	(1,615,693)
Debentures, long term	$-	$3,752,022

Payment on all outstanding debentures in the amount of $19,034,800 as of December 31, 2018 is due in 2019.

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

March 2017 Offerings

On March 21, 2017, the Company issued $10.85 million aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures originally due March 21, 2019 (the “Convertible Debentures”). The Company received net proceeds from this transaction in the approximate amount of $8.4 million. The Company used $3.8 million of the net proceeds to repay a loan from Mr. Diamantis as more fully discussed in Note 8 and $0.75 million of the net proceeds to make the partial repayment on the TCA Debenture. The remainder of the net proceeds was used for general corporate purposes. In conjunction with the issuance of the Convertible Debentures, the holder of the February Debentures exchanged these debentures for $2.5 million of new debentures (the “Exchange Debentures” and, collectively with the Convertible Debentures, the “March Debentures”) on the same terms as, and pari passu with, the Convertible Debentures and warrants. The Company recorded non-cash interest expense in the amount of $0.4 million as a result of this exchange. Additionally, the holders of an aggregate of $2.2 million stated value of the Company’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) exchanged such preferred stock into $2.7 million principal amount of Exchange Debentures and warrants. The March Debentures contain a 24% original issue discount, have no regularly scheduled interest payments except in the event of a default and have a maturity date of March 21, 2019. As of December 31, 2018, approximately $2.0 million of the March Debentures were outstanding and were not paid as of March 21, 2019, the maturity date, as more fully discussed in Note 21.

In connection with the March Debentures the Company issued warrants to purchase shares of the Company’s common stock to several accredited investors. At December 31, 2018, these warrants were exercisable into an aggregate of approximately 47.3 billion shares of common stock. The warrants were issued to the investors in three tranches, Series A Warrants, Series B Warrants and Series C Warrants (collectively, the “March Warrants”). At December 31, 2018, the Series A Warrants are exercisable for 17.9 billion shares of the Company’s common stock. They are immediately exercisable and have a term of exercise equal to five years. At December 31, 2018, the Series B Warrants are exercisable for 11.3 billion shares of the Company’s common stock and were initially exercisable for a period of 18 months. During 2018, the Company extended the exercise period twice, once to March 21, 2019 and the second time to June 21, 2019 and recorded an additional discount on the Series B Warrants of approximately $8.6 million as a result of the extensions, $6.4 million of which is included in interest expense in 2018. Subsequent to December 31, 2018, on March 27, 2019, the expiration date of the Series B Warrants was extended 90 days to September 21, 2019 and again on May 10, 2019 to March, 31, 2022. At December 31, 2018, the Series C Warrants are exercisable for 18.2 billion shares of the Company’s common stock and have a term of five years provided such warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. At December 31, 2018, the Series A, Series B and Series C Warrants each have an exercise price of $.00102 per share, which reflects adjustments pursuant to their terms. The Series A, Series B and Series C Warrants are subject to “full ratchet” and other customary anti-dilution protections.

The March Debentures are convertible into shares of the Company’s common stock, at a conversion price which has been adjusted pursuant to the terms of the March Debentures to $.00102 per share as of December 31, 2018, due to prices at which the Company has subsequently issued shares of common stock. The Convertible Debentures began to amortize monthly commencing on the 90th day following the closing date. The Exchange Debentures began to amortize monthly on the closing date. On each monthly amortization date, the Company may elect to repay 5% of the original principal amount of the March Debentures in cash or, in lieu thereof, the conversion price of such debentures will thereafter be 85% of the volume weighted average price at the time of conversion. In the event the Company does not elect to pay such amortization amounts in cash, each investor, in their sole discretion, may increase the conversion amount subject to the alternative conversion price by up to four times the amortization amount. The March Debentures contain customary affirmative and negative covenants. The conversion prices are subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then conversion price, as well as other customary anti-dilution protections as more fully described in the debentures.

On October 30, 2017, the Company agreed to amend the March Debentures and March Warrants to remove the floor in the anti-dilution provisions therein. The conversion price of the March Debentures and the exercise price of the March Warrants as of December 31, 2018 stated above reflect the amendment as well as other adjustments for dilutive issuances, which triggered the down round provisions in the March Debentures and March Warrants. The March Debentures are secured by all the Company’s assets and are guaranteed by substantially all of the Company’s subsidiaries. The aggregate principal amount of the March Debentures, which were non-interest bearing, was $16 million. Between March 22, 2017 and December 31, 2018, holders of the March Debentures converted an aggregate of $14.0 million of principal into 4,258,172 shares of common stock.

The exercise prices of the March Warrants issued relating to the March Debentures are subject to reset in the event of offerings or other issuances of common stock, or rights to purchase common stock, at a price below the then exercise price, as well as other customary anti-dilution protections. Because of these provisions, both the March Debentures and the March Warrants were deemed to be not indexed to the Company’s common stock, and the Company recognized derivative liabilities for the embedded conversion feature of the March Debentures and the March Warrants in the original amount of $15.3 million and $41.3 million, respectively. The Company recognized a discount for 100% of the principal value of the March Debentures and non-cash interest expense in the amount of $43.7 million regarding the recognition of these derivative liabilities. Because of the adoption of ASU 2017-11 in the second quarter of 2017, the interest expense and derivative liability originally recognized were adjusted and extinguished during 2017. See Note 2 for the adoption of ASU 2017-11 for the retrospective adjustments made to the Company’s consolidated financial statements with respect to the derivative liabilities associated with these debentures and warrants. For the years ended December 31, 2018 and 2017, reductions in the exercise prices of the March Warrants have given rise to deemed dividends as more fully discussed in Notes 2, 3 and 11.

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

July 2017 Offerings

On July 17, 2017, the Company closed an offering of $4,136,862 aggregate principal amount of Original Issue Discount Debentures due October 17, 2017 (the “July Debentures”) and warrants to purchase an aggregate of 283 shares of common stock (the “July Warrants”) for consideration of $2,000,000 in cash and the exchange of the full $1,902,700 aggregate principal amount of the June Debentures. The July Debentures were guaranteed by substantially all the subsidiaries of the Company pursuant to a Subsidiary Guarantee in favor of the holders of the July Debentures. As more fully discussed below, on September 19, 2017, the July Debentures were exchanged for $6.4 million of exchange debentures. The July Warrants are exercisable into shares of the Company’s common stock at any time from and after six months from the closing date at an exercise price of $2,812.50 per common share (subject to adjustment). The July Warrants will terminate five years after they become exercisable.

September 2017 Offerings

On September 19, 2017, the Company closed an offering of $2,604,000 principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019 (the “New Debentures”) and three series of warrants to purchase an aggregate of 69,355 shares of the Company’s common stock (the “Series A Warrants,” the “Series B Warrants,” and the “Series C Warrants,” and collectively, the “September Warrants”). The offering was pursuant to the terms of a Securities Purchase Agreement, dated as of August 31, 2017 (the “Purchase Agreement”), between the Company and certain existing institutional investors of the Company. The Company received proceeds of $2,100,000 from the offering.

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

The September Debentures contain customary affirmative and negative covenants. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the debentures. The September Debentures may be converted at any time into shares of the Company’s common stock. Originally, the September Debentures begin to amortize monthly commencing on October 1, 2017, and for the first three amortization dates, the amortization amount was $100,000. On October 19, 2017, the September Debentures were amended so that they began to amortize immediately. On each monthly amortization date, the Company may elect to repay 5% of the original principal amount of September Debentures in cash or, in lieu thereof, the conversion price of such September Debentures shall thereafter be 85% of the volume weighted average price at the time of conversion, but not less than the floor of $390.00 per share. In the event the Company does not elect to pay such amortization amounts in cash, each investor, in their sole discretion, may increase the conversion amount subject to the alternative conversion price by up to four times the amortization amount. The September Debentures were not paid on September 19, 2019, the maturity date, as more fully discussed in Note 21.

On October 30, 2017, the Company entered into exchange agreements (“Exchange Agreements”) with the holders of the September Debentures to provide that the holders may, from time to time, exchange their September Debentures for shares of a newly-authorized Series I-2 Convertible Preferred Stock of the Company (the “Series I-2 Preferred Stock”) (See Note 13.). On February 8, 2018, $1,384,556 of the September Debentures were exchanged for 1,730.1 shares of Series I-2 Preferred Stock and the Company recorded a loss on the exchange of $651,562. On July 16, 2018, $1,741,580 of the September Debentures were exchanged for 2,176.9 shares of Series I-2 Preferred Stock and the Company recorded a loss on the exchange of $819,561. The Series I-2 Preferred Stock is more fully discussed in Note 13.

At December 31, 2018, the Series A Warrants are exercisable for an aggregate of 23,118 shares of the Company’s common stock. They are immediately exercisable and have a term of exercise equal to five years. At December 31, 2018, the Series B Warrants are exercisable for an aggregate of 23,119 shares of the Company’s common stock and were initially exercisable for a period of 18 months commencing immediately. During 2018, the exercise period of the Series B Warrants was extended to June 19, 2019, which resulted in a de minimus additional discount. Subsequent to December 31, 2018, on March 27, 2019, the expiration date of these Series B Warrants was extended 90 days to September 21, 2019 and again on May 10, 2019 the expiration date was extended to March, 31, 2022. At December 31, 2018, the Series C Warrants are exercisable for an aggregate of 23,118 shares of the Company’s common stock, and have a term of five years provided such Series C Warrants shall only vest if, when and to the extent that the holders exercise the Series B Warrants. The September Warrants exercise price is subject to a floor of $390.00 per share. At December 31, 2018, the September Warrants exercise price was $390.00 per share. The September Warrants contain down round provisions, subject to a floor of $390.00 per share. The September Warrants are subject to “full ratchet” and other customary anti-dilution protections.

The Company’s obligations under the September Debentures are secured by a security interest in all of the Company’s and its subsidiaries’ assets, pursuant to the terms of the Security Agreement, dated as of March 20, 2017.

2018 Offerings

On March 5, 2018, May 14, 2018, May 21, 2018 and June 28, 2018, the Company closed offerings of $6,810,000 aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019. The Company received proceeds of $5.5 million in the offerings net of the original issue discount of $1,310,000. On July 16, 2018, August 2, 2018, September 6, 2018 and November 8, 2018, the Company entered into Additional Issuance Agreements (the “Issuance Agreements”), with two existing institutional investors of the Company. Under the Issuance Agreements, the Company issued $4.3 million aggregate principal amount of Senior Secured Original Issue Discount Convertible Debentures due September 19, 2019 and received proceeds of $3.5 million. The conversion terms of these debentures are the same as those issued in September 2017 under the Purchase Agreement, dated as of August 31, 2017, as more fully described above, with the exception of the floor conversion price, which is $.052 per share. These debentures may also be exchanged for shares of the Company’s Series I-2 Preferred Stock under the terms of the Exchange Agreements. These debentures were not paid on September 19, 2019, the maturity date, as more fully discussed in Note 21.

During the years ended December 31, 2018 and 2017, the Company realized a total of $24.7 million in proceeds from the issuances of the debentures and warrants. At December 31, 2018, the unamortized discounts were $6.2 million. These discounts represent original issue discounts, the relative fair value of the warrants issued with the debentures, including the modifications thereof, and the relative fair value of the beneficial conversion features of the debentures. During the years ended December 31, 2018 and 2017, the Company recorded approximately $17.6 million and approximately $19.0 million, respectively, of non-cash interest and amortization of debt discount expense primarily in connection with the debentures and warrants.

See Note 14 for summarized information related to warrants issued and the activity during the years ended December 31, 2018 and 2017.

See Notes 3 and 11 for a discussion of the dilutive effect of the outstanding debentures and warrants as of December 31, 2018.

Note 10 – Related Party Transactions

In addition to the transactions discussed in Notes 8, 9 and 14, the Company had the following related party transactions during the years ended December 31, 2018 and 2017:

Monarch Capital, LLC (“Monarch”) billed the Company for consulting fees delivered in 2017, pursuant to a consulting agreement in the amount of $0.1 million. While the agreement expired on August 31, 2017, the balance remains outstanding at December 31, 2018. Michael Goldberg, a director of the Company up until his resignation effective April 24, 2017, is the Managing Director of Monarch.

Alcimede billed $0.4 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively, pursuant to a consulting agreement originally entered into in 2012. It is subject to annual renewals. Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede (see Notes 8 and 14).

The terms of the foregoing transactions, including those discussed in Notes 8, 9, and 14, are not necessarily indicative of those that would have been agreed to with unrelated parties for similar transactions.

Note 11 – Derivative Financial Instruments and Fair Value

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

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. At December 31, 2018 and 2017, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018 and 2017:

	Level 1	Level 2	Level 3	Total
As of December 31, 2017:
Embedded conversion options	$-	$-	$1,577,025	$1,577,025
Common stock warrants	-	-	10,858,225	10,858,225
Total	$-	$-	$12,435,250	$12,435,250

As of December 31, 2018:
Embedded conversion options	-	-	350,260	350,260
Total	$-	$-	$350,260	$350,260

The Company reclassified the derivative liability previously reported at December 31, 2017 as long term to current liability. In September 2018, the Company’s board of directors approved two reverse stock splits of the Company’s common stock, one of which was effected on November 12, 2018 (the second was not effected) and which provided sufficient authorized and unissued shares to allow for otherwise equity classified instruments to be classified in equity. As a result, the fair value of these instruments was evaluated for reclassification. As a result of the evaluation, during 2018, the Company reclassified the derivative liabilities previously reported as a current liability to derivative income.

On October 4, 2019, the Board of Directors authorized the issuance and sale of certain shares of Series K Convertible Preferred Stock to Alcimede LLC pursuant to the terms of an Exchange Agreement. The Board considered all options to secure additional financing required to continue operations and determined this authorization to be necessary to secure needed financing in the required time frame. As a result of this authorization, as of the date of filing this report, the Company believes that it has the ability to have sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

For embedded conversion options, the Company determined the fair value as of December 31, 2018 by comparing the discounted conversion price per share (85% of market price, subject to a floor in certain cases) multiplied by the number of shares issuable at the balance sheet date to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability.

During 2018, the Company extended the exercise period of the Series B Warrants twice, once to March 21, 2019 and the second time to June 21, 2019 and recorded an additional discount on the Series B Warrants of approximately $8.6 million as a result of the extensions, $6.4 million of which is included in interest expense in 2018. The Company used the Black Scholes model to calculate the fair value of the warrants as of the modification dates. Using the pre-modification term and related assumptions of risk free rates ranging from 1.91-2.32%, volatility ranging from 184.0-296.3% and weighted average remaining life of .33 years, and the post-modification term and related assumptions of risk free rates ranging from 2.09-2.56%, volatility ranging from 208.2-249.1% and weighted average remaining life of .65 years, the change in the fair value of the warrant instruments as a result of the modifications was estimated on each date.

The following table reconciles the changes in the liabilities categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2018:

Balance at December 31, 2017	$12,435,250
Gain on change in fair value of debentures and warrants*	(15,167,335)
Fair value of warrants exercised	(4,619,150)
Fair value of debentures converted	(1,408,901)
Fair value of debentures exchanged for Series I-2 Preferred Stock	(1,420)
Modification of warrants	8,603,069
Convertible debt	508,747
Balance at December 31, 2018	$350,260

*In addition to the gain on change in fair value of debentures and warrants of $15.2 million during the year ended December 31, 2018, the Company recorded a loss on the exchange of convertible debentures into shares of its Series I-2 Preferred Stock of approximately $1.5 million, as more fully discussed in Note 13.

During 2018, subsequent to the board approval of the reverse splits and the resulting reclassification of the warrants from liabilities to equity and in some cases subsequent to the November 12, 2018 reverse stock split, the conversion of certain convertible notes and preferred stock and or the exercise of warrants triggered a further reduction in the exercise prices of any debentures and warrants containing ratchet features that had not already ratcheted down to their floor. In accordance with US GAAP, the incremental fair value of the debentures and warrants was measured, ignoring the down-round provision, using Black Scholes. The incremental value of $231.8 million and $53.3 million was recorded as a deemed dividend for the years ended December 31, 2018 and 2017, respectively. The following assumptions were utilized in the valuation models to determine the incremental value and fair value changes: risk free rates ranging from 2.47-2.98%, volatility ranging from 167-257% and a weighted-average remaining life of 2.87 years. Deemed dividends are also discussed in Notes 2 and 3.

For the year ended December 31, 2018, total gain realized on instruments valued using Level 3 valuations was $15.2 million. For the year ended December 31, 2017, total loss realized on instruments valued using Level 3 valuations was $12.4 million. In addition, during the year ended December 31, 2018, the Company recorded a loss on the exchange of convertible debentures into shares of its Series I-2 Preferred Stock of approximately $1.5 million.

Note 12 – Capital Lease Obligations

The Company leases various assets under capital leases that consisted of the following:

	December 31, 2018	December 31, 2017

Medical equipment	$742,745	$4,686,736
Less accumulated depreciation	(723,318)	(3,842,443)

Net	$19,427	$844,293

Depreciation expense on assets under capital leases was $0.5 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company is in default of the majority of its lease obligations, therefore the aggregate future minimum rentals and accrued interest under capital leases in the amount of $0.8 million are deemed to be due immediately and payments totaling $31,543 are due in 2020. The significant reduction in the leased assets at December 31, 2018 from December 31, 2017, was due to the sale and or surrender of certain leased medical equipment relating to our laboratory operations, which have significantly decreased in size over the past two years. For the year ended December 31, 2018, the Company recorded a non-cash gain of $551,155 on the sale of leased equipment.

Note 13 – Redeemable Preferred Stock

The Company has 5,000,000 authorized shares of Preferred Stock at a par value of $0.01. Issuances of the Company’s Preferred Stock included as part of stockholders’ deficit are discussed in Note 14. The following is a summary of the issuances of the Company’s Redeemable Preferred Stock.

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

On February 9, 2018, the holders exchanged a portion of the September Debentures for shares of the Series I-2 Preferred Stock for the first time. On that date, the holders elected to exchange an aggregate of $1,384,556 principal amount of September Debentures and the Company issued an aggregate 1,730.7 shares of its Series I-2 Preferred Stock. On July 16, 2018, the holders exchanged a portion of the September Debentures for shares of the Company’s Series I-2 Preferred Stock. On that date, the holders elected to exchange an aggregate of $1,741,580 principal amount of the September Debentures and the Company issued an aggregate of 2,176.975 shares of its Series I-2 Preferred Stock. The Company recorded a loss of approximately $1.5 million as a result of these exchanges. In 2018, the holder converted 1,286.141 shares of Series I-2 Preferred Stock into 106,335,991 shares of the Company’s common stock.

See Notes 3 and 21 for a discussion of the dilutive effect of the Series I-1 Preferred Stock and the Series I-2 Preferred Stock as of December 31, 2018 and September 10, 2019.

Note 14 – Stockholders’ Deficit

Authorized Capital

The Company has 10,000,000,000 authorized shares of Common Stock at $0.0001 par value and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01.

Preferred Stock

The Company has 5,000,000 shares, par value $0.01, of preferred stock authorized. As of December 31, 2018, the Company had outstanding shares of preferred stock consisting of shares of its Series I-1 Preferred Stock and shares of Series I-2 Preferred Stock (both of which are more fully discussed in Note 13), 215 shares of its Series G Preferred Stock, 10 shares of its Series H Preferred Stock, 1,750,000 shares of its Series F Convertible Preferred Stock and 250,000 shares of its Series J Convertible Preferred Stock.

The Series G Preferred Stock has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock at a price equal to 85% of the volume weighted average price of the Company’s common stock at the time of conversion.

The Series H Preferred Stock has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock at a conversion price of 85% of the volume weighted average price of the Company’s common stock at the time of conversion. During the year ended December 31, 2017, 7,785 shares of Series H Preferred Stock were converted into 742 shares of common stock in accordance with the terms of the Series H Preferred Stock. Also during the year ended December 31, 2017, 2,174 shares of Series H Preferred Stock with a stated value of $2.2 million were exchanged for Exchange Debentures with an aggregate principal amount of $2.7 million and warrants (see Note 9). On June 28, 2018, 50 shares of the Series H Preferred Stock were converted into 40,000 shares of the Company’s common stock.

In connection with the acquisition of Genomas, Inc., on September 27, 2017, which is more fully discussed in Note 20, the Company issued 1,750,000 shares of its Series F Convertible Preferred Stock valued at $174,097. Each share of the Series F Preferred Stock is convertible into shares of our common stock (subject to adjustment as provided in the related certificate of designation of preferences, rights and limitations) at any time after the first anniversary of the issuance date at the option of the holder at a conversion price equal to the greater of $14,625 or the average closing price of the Company’s common stock for the 10 trading days immediately preceding the conversion. The maximum number of shares of common stock issuable upon the conversion of the Series F Preferred Stock is 120. Any shares of Series F Preferred Stock outstanding on the fifth anniversary of the issuance date will be mandatorily converted into common stock at the applicable conversion price on such date. At any time, from time to time after the first anniversary of the issuance date, the Company has the right to redeem all or any portion of the outstanding Series F Preferred Stock at a price per share equal to $1.95 plus any accrued but unpaid dividends. The Series F Preferred Stock has voting rights. Each share of Series F Preferred Stock has one vote, and the holders of the Series F Preferred Stock shall vote together with the holders of the Company’s common stock as a single class.

On July 20, 2018, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series J Convertible Preferred Stock (the “Series J Preferred Stock”). On July 23, 2018, the Company entered into an Exchange Agreement (the “Agreement”) with Alcimede, of which Seamus Lagan, our Chief Executive Officer, is the sole manager. Pursuant to the Agreement, the Company issued to Alcimede 250,000 shares of the Series J Preferred Stock in exchange for the cancellation of the outstanding principal and interest owed by the Company to Alcimede under the Note, dated February 5, 2015, and the cancellation of certain amounts owed by the Company to Alcimede under a consulting agreement between the parties. The total amount of consideration paid by Alcimede to the Company equaled $250,000. Each share of the Series J Preferred Stock has a stated value of $1.00. The conversion price is equal to the average closing price of the Company’s common stock on the 10 trading days immediately prior to the conversion date. Each holder of the Series J Preferred Stock is entitled to vote on all matters submitted to a vote of the holders of the Company’s common stock. With respect to a vote of stockholders, no later than September 30, 2018 only, to approve either or both of a reverse stock split of the Company’s common stock and an increase in the authorized shares of common stock from three billion shares to up to ten billion shares, each share of the Series J Preferred Stock had the whole number of votes equal to 24 shares of common stock. With respect to all other matters, and from and after October 1, 2018, each share of the Series J Preferred Stock is entitled to the whole number of votes equal to the number of common shares into which it is then convertible. The full terms of the Series J Preferred Stock are listed in the Certificate of Designations filed as Exhibit 3.16 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2018. The Series J Preferred Stock is entitled to 8% per annum cumulative dividends at the discretion of the Company’s board of directors. No dividends have been declared by the board as of December 31, 2018.

The following table summarizes the activity in the Company’s various classes of Preferred Stock included in Stockholders’ Deficit for the years ended December 31, 2018 and 2017:

	Series G		Series H		Series F		Series J		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2016	215	$2	10,019	$100	-	$-	-	$-	10,234	$102
Conversion of Series H Preferred Stock into common stock	-	-	(7,785)	(78)	-	-	-	-	(7,785)	(78)
Issuance of Series F Preferred Stock for business acquisition	-	-	-	-	1,750,000	17,500	-	-	1,750,000	17,500
Exchange of Series H Preferred Stock for convertible debentures	-	-	(2,174)	(22)	-	-	-	-	(2,174)	(22)
Balance December 31, 2017	215	$2	60	$0	1,750,000	$17,500	-	$-	1,750,275	$17,502

	Series G		Series H		Series F		Series J		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2017	215	$2	60	$-	1,750,000	$17,500	-	$-	1,750,275	$17,502
Conversion of Series H Preferred Stock into common stock	-	-	(50)		-	-	-	-	(50)	-
Issuance of Series J Preferred Stock	-	-	-				250,000	2,500	250,000	2,500
Balance December 31, 2018	215	$2	10	$-	1,750,000	$17,500	250,000	$2,500	2,000,225	$20,002

Common Stock

On May 9, 2018, the Company filed an amendment to its Certificate of Incorporation, as amended, to increase its authorized common stock to 3,000,000,000 shares, and on September 18, 2018, the Company amended its Certificate of Incorporation, as amended, to have the authority to issue 10,000,000,000 shares of Common Stock, par value $.0001 per share, and 5,000,000 shares of Preferred Stock, par value $0.01 per share.

The Company had 128,567,273 and 39,502 shares of common stock issued and outstanding at December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, the Company:

●	issued an aggregate of 4,221,601 shares of its common stock upon conversion of $6.7 million of the principal amount of the March 2017 Debentures. The value of the common stock issued was based on the fair value of the stock at the time of issuance;

●	issued 17,788,579 shares of common stock upon exercise of 106,006,177 warrants, on a cashless basis;

●	issued 40,000 shares of common stock upon the conversion of 50 shares of its Series H Preferred stock as discussed above; and

●	Issued 106,335,991 shares of common stock upon the conversion of 1286.141 shares of its Series I-2 Preferred Stock;

Restricted Stock

On August 14, 2017, the Board of Directors, based on the recommendation of the Compensation Committee of the Board and in accordance with the provisions of the 2007 Equity Plan, approved grants to employees and directors of the Company of an aggregate of 364 shares of restricted common stock of the Company. The grants fully vested on the first anniversary of the date of grant, subject to the grantee’s continued status as an employee or director on the vesting date. The Company recorded $244,768 of compensation expense related to this restricted stock in 2017. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

Activity during the year ended December 31, 2018:

●	122 shares of the restricted stock were forfeited by their terms and returned to treasury.

●	the Company issued an aggregate of 142,667 shares of restricted stock to employees and directors, based upon the recommendation of the Compensation Committee of the Board. The grants fully vested immediately. The Company recognized stock-based compensation in the amount of $477,933 for the grant of such restricted stock based on a valuation of $3.35 per share.

●	The Company recorded $189,209 of compensation expense related to the restricted stock issued in 2017.

Common Stock and Common Stock Equivalents

The Company has outstanding options, warrants, convertible preferred stock and convertible debentures. Exercise of the options and warrants, and conversions of the convertible preferred stock and debentures could result in substantial dilution of our common stock and a decline in its market price. In addition, the terms of certain of the warrants, convertible preferred stock and convertible debentures issued by us provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that we issue common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock or debentures, as the case may be. These provisions, as well as the issuances of debentures and preferred stock with conversion prices that vary based upon the price of our common stock on the date of conversion, have resulted in significant dilution of our common stock and have given rise to reverse splits of our common stock.

On October 4, 2019, the Board of Directors authorized the issuance and sale of certain shares of Series K Convertible Preferred Stock to Alcimede LLC pursuant to the terms of an Exchange Agreement. The Board considered all options to secure additional financing required to continue operations and determined this authorization to be necessary to secure needed financing in the required time frame. As a result of this authorization, as of the date of filing this report, the Company believes that it has the ability to have sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

Stock Options

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Equity Plan (the “2007 Equity Plan”). Tegal Corporation is the prior name of the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated pursuant to its terms in September 2017. The following table summarizes the stock option activity for the years ended December 31, 2018 and 2017:

	Number of options	Weighted- average exercise price	Weighted- average contractual term
Outstanding at December 31, 2016	95	$970,725	8.93
Granted	-
Expired	-
Forfeit	(18)
Outstanding at December 31, 2017	77	$1,035,374	8.33
Granted	-
Expired	-
Forfeit	-
Outstanding at December 31, 2018	77	$1,036,374	7.33

Exercisable at December 31, 2018	68	$1,152,616

The Company recognized stock option expense of approximately $0.1 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the weighted average remaining contractual life was 7.3 years for options outstanding and exercisable. The intrinsic value of options exercisable at December 31, 2018 and 2017 was $0. As of December 31, 2018, the remaining compensation expense of approximately $34,600 will be expensed over the remaining amortization period, which is approximately one year. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period using the simplified method. The Company has not paid cash dividends on its common stock and no assumption of dividend payment(s) is made in the model.

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at December 31, 2018:

Options outstanding					Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise	Aggregate intrinsic value	Number vested	Weighted average exercise	Aggregate intrinsic value
$2,250,500	22	7.25		$–	22	$2,250,500	$-
$1,125,500	22	7.25		-	22	$1,125,500	-
$225,000	16	7.33		-	12	$225,000	-
$67,500	15	7.54		–	12	$67,500	–
	77		$1,036,374	$–	68	$1,152,616	$–

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock.

During the year ended December 31, 2018, the Company issued 53,234,923,889 warrants as a result of the anti-dilution provisions of outstanding warrants that were issued in connection with the issuances of debentures as more fully discussed in Note 9. The terms of the debenture warrants are more fully discussed in Note 9. The number of warrants issued, converted and outstanding as well as the exercise prices of the warrants reflected in the table below have been adjusted to reflect the full ratchet and other dilutive and down round provisions pursuant to the warrant agreements as of December 31, 2018. As a result of the full ratchet provisions of the majority of the outstanding warrants (subject to a floor in some cases), subsequent decreases in the price of the Company’s common stock and subsequent issuances of the Company’s common stock or common stock equivalents at prices below the current exercise prices of the warrants have resulted in increases in the number of shares issuable pursuant to the warrants and decreases in the exercise prices.

The following summarizes the information related to warrant activity during the years ended December 31, 2018 and 2017:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2016	188	$87,750.00
Increase in warrants during the period as a result of down round provisions	4,353,957	$18.8119
Warrants exchanged during the period	(13)	$(93,525.00)
March Warrants exercised during the period	(1,326)	$482.3643
Balance at December 31, 2017	4,352,806	$22.1782
Increase in warrants during the period as a result of down round provisions	53,234,923,889
March Warrants expired during the period	(2,760,079)	$(0.1700)
March Warrants exercised during the period	(106,006,177)	$(0.0419)
Balance at December 31, 2018	53,130,510,439	$0.0017

See above and Notes 3, 9 and 21 for a discussion of the dilutive effect of the outstanding warrants.

Note 15 – Income Taxes

The provision for income taxes for the years ended December 31, 2018 and 2017 consists of the following:

	2018	2017
Current
Federal	$766,070	$1,015,724
State	-	-
	766,070	1,015,724

Deferred
Federal	-	-
State	-	-

Provision for income taxes	$766,070	$1,015,724

The following reconciles the Federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2018 and 2017:

	2018	2017
	%	%
Federal statutory rate	21.00	34.00
Permanent and other items	(5.81)	(0.06)
Beneficial conversion feature	-	(20.05)
Federal income taxes audit and other adjustments	93.55	-
Rate change	-	(10.40)
Change in valuation allowance	(102.77)	(1.49)
	5.97	2.00

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, it is more likely than not that the deferred tax asset will not be realized and as such a valuation allowance has been recorded as of December 31, 2018 and 2017.

Deferred tax assets and liabilities are comprised of the following at December 31, 2018 and 2017:

	2018	2017
Deferred income tax assets:
Amortization	$914,520	$978,688
Net operating loss carryforward	19,567,649	5,244,000
Goodwill and intangible assets	-	(112,742)
Allowance for doubtful accounts	703,873	259,110
Charitable contributions	593	618
Stock options	936,641	700,745
Accrued liabilities	390,041	121,993
Business interest expense	989,408	-
Deferred state tax asset	1,139,059	595,531
	24,641,784	7,787,943

Deferred income tax liabilities:
Depreciation	(2,301,605)	(406,310)
	-	(406,310)
Deferred tax asset, net	22,340,179	7,381,633

Less: valuation allowance	(22,340,179)	(7,381,633)

Net deferred tax assets	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA includes a number of provisions impacting us, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018 and 100% bonus depreciation for qualifying capital expenditures acquired and placed into service after September 27, 2017, among others.

Management has reviewed the provisions regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it should record a valuation allowance of $22.3 million and $7.4 million against its deferred tax assets as of December 31, 2018 and 2017, respectively. The Company has federal net operating loss carryforwards totaling approximately $93.4 million generated in 2018, 2017 and 2016. It also has various state net operating loss carryforwards that begin to expire in 2031. In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return, which was completed in 2018 (see Note 16).

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

Note 16 – Commitments and Contingencies

Operating Lease Commitments

The Company leases office space and business equipment for its corporate office and subsidiaries under multiple year non-cancelable operating leases that expire through 2021. The office lease agreements have certain escalation clauses and renewal options. As of September 10, 2019, the Company is in default under certain of its office leases. Additionally, the Company has lease agreements for computer equipment, office copiers and fax machines.

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

At December 31, 2018, future minimum lease payments under these leases are as follows:

Year ending December 31,
2019	$730,665
2020	31,543

Total minimum future lease payments	$762,208

Rent expense for the years ended December 31, 2018 and 2017 was $0.6 million and $0.9 million, respectively.

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

A number of proposals for legislation continue to be under discussion which could substantially reduce Medicare and Medicaid (CMS) reimbursements to hospitals and clinical laboratories. Depending upon the nature of regulatory action, and the content of legislation, the Company could experience a significant decrease in revenues from Medicare and Medicaid (CMS), which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

The Company maintains its cash balances in high credit quality financial institutions. The Company’s cash balances may, at times, exceed the deposit insurance limits provided by the Federal Deposit Insurance Corp.

Legal Matters

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings related to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. The Company operates in a highly regulated industry which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company’s financial position or results of operations. The Company’s policy is to expense legal fees and expenses incurred in connection with the legal proceedings in the period in which the expense is incurred. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims below.

Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (the “Companies”) filed suit against CIGNA Health in 2015 alleging that CIGNA failed to pay claims for laboratory services the Companies provided to patients pursuant to CIGNA - issued and CIGNA - administered plans. In 2016, the U.S. District Court dismissed part of the Companies’ claims for lack of standing. The Companies appealed that decision to the Eleventh Circuit Court of Appeals, which in late 2017 reversed the District Court’s decision and found that the Companies have standing to raise claims arising out of traditional insurance plans as well as self-funded plans. In July 2019, the Companies and EPIC Reference Labs, Inc., filed suit against Cigna Health for failure to pay claims for laboratory services provided. Cigna Health, in turn, sued for improper billing practices. Both cases are in the early stages.

The Company’s Epinex Diagnostics Laboratories, Inc. subsidiary was sued in a California state court by two former employees who alleged that they were wrongfully terminated, as well as for a variety of unpaid wage claims. The parties entered into a settlement agreement of this matter on July 29, 2016 for approximately $0.2 million, and the settlement was consummated on August 25, 2016. In October of 2016, the plaintiffs in this matter filed a motion with the court seeking payment for attorneys’ fees in the approximate amount of $0.7 million. On March 24, 2017, the court granted plaintiffs’ motion for payment of attorneys’ fees in the amount of $0.3 million, and the Company accrued this amount in its consolidated financial statements. Additionally, the Company is seeking indemnification for these amounts from Epinex Diagnostics, Inc., the seller of Epinex Diagnostic Laboratories, Inc., pursuant to a Stock Purchase Agreement entered into by and among the parties.

In February 2016, the Company received notice that the Internal Revenue Service (the “IRS”) placed a lien against Medytox Solutions, Inc. and its subsidiaries relating to unpaid 2014 taxes due, plus penalties and interest, in the amount of $5.0 million. The Company paid $0.1 million toward its 2014 tax liability in March 2016. The Company filed its 2015 Federal tax return on March 15, 2016 and the accompanying election to carryback the reported net operating losses was filed in April 2016. On August 24, 2016, the lien was released, and in September of 2016 the Company received a refund from the IRS in the amount of $1.9 million. In November of 2016, the IRS commenced an audit of the Company’s 2015 Federal tax return. Based upon the audit results, the Company has made provisions of approximately $1.0 million as a liability in its financial statements as well as an estimated $0.6 million of receivables for an additional refund that it believes is due.

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company has made payments to reduce the amount owed to approximately $443,000, and entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. As of July 2019, the remaining estimated balance of $390,000 was not paid in a lump sum. The Company intends to renegotiate another Stipulation agreement. However, there can be no assurance the Company will be successful. The remaining balance accrued of $460,089 remained outstanding to the DOR at December 31, 2018.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra (see Note 12). On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. In January and February of 2017, the Company made payments to Tetra relating to this judgment aggregating to $0.7 million, and on February 15, 2017, the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due would be paid in 24 equal monthly installments. The Company has not maintained the payment schedule to Tetra. As a result of this default, in May 2018, Tetra and the Company agreed to dispose of certain equipment and the proceeds from the sale have been applied to the outstanding balance. The balance owed to Tetra at December 31, 2018 was $0.3 million and the Company remains in default.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 12). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due will be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage have now disposed of certain equipment and reduced the balance owed to DeLage. A balance of $0.2 million remains outstanding at December 31, 2018.

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

In November 2017, a former shareholder of Genomas, Inc., Phenomas, LLC, filed suit against the Company for payment of a $200,000 note payable by the Company’s subsidiary, Genomas. This note is recorded in the financial statements of the subsidiary and is not payable directly from the Company. The Company has made payments totaling $120,000 against this note and agreed to a payment schedule in order to dismiss the legal action. On November 12, 2018, Phenomas, LLC filed a motion to voluntarily dismiss the suit without prejudice.

The counterparty to the prepaid forward purchase agreement entered into by the Company on March 31, 2016, as amended, filed an arbitration proceeding under the agreement with regard to the outstanding balance. Subsequent to December 31, 2018, Mr. Diamantis advanced the Company $9.9 million, which was used to repay all obligations under the prepaid forward purchase agreement, as more fully discussed in Notes 8 and 21.

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

The Company, as well as many of our subsidiaries, are defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleges a breach by Medytox Solutions, Inc. of its obligations under a debenture and claims damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries are sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. The Company has recorded the principal balance and interest owed under the debentures agreement for the period ended December 31, 2018. The Company and all defendants have filed a motion to dismiss the complaint, but have not recorded any potential liability related to any further damages.

On September 13, 2018, Laboratory Corporation of America sued EPIC Reference Labs, Inc., a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed of approximately $148,000. The Company has recorded the amount owed in accrued expenses at December 31, 2018. The court awarded a judgment against EPIC Reference Labs, Inc. in May 2019 for approximately $155,000.

In July 2019, Roche Diagnostics Corporation sued EPIC Reference Labs, Inc., in the Circuit Court for Palm Beach County claiming approximately $240,000 under an agreement to purchase laboratory supplies. This suit is in the early stages.

In August 2019, EPIC Reference Labs, Inc. and Medytox Solutions, Inc. were sued by Beckman Coulter, Inc. in the same court under an agreement to purchase laboratory supplies. The plaintiff claims damages of approximately $106,000. This case is in the early stages.

In July 2019, the landlord of Medytox Solutions, Inc. received a judgment in the amount of approximately $413,000 in connection with failure to pay under an office lease in West Palm Beach, Florida.

In February 2018, Techlogix, Inc. received a judgment of approximately $72,000 against the Company and HTS in the Superior Court of Middlesex County Massachusetts.

Following the Company’s decision to suspend operations at Jamestown Regional Medical Center in June 2019 a number of vendors remain unpaid. A number have initiated or threatened legal actions. The Company believes it will come to satisfactory arrangements with these parties as it works towards reopening the hospital. On June 10, 2019 the Company hired a new CEO to oversee the reopening of the hospital and took steps to re-enter the Medicare program. The hospital received initial approval of its application to reactivate the Medicare agreement in August and is currently planning the reopening of the hospital. Negotiations with vendors are ongoing.

Note 17– Segment Reporting

Operating segments are defined under U.S. GAAP as components of an enterprise for which discrete financial information is available and are evaluated regularly by the enterprise’s chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in two reportable business segments:

●	Hospital Operations, which reflects the operations of Jamestown Regional Medical Center, which we acquired on June 1, 2018 and Big South Fork Medical Center, which began operations on August 8, 2017.
●	Clinical Laboratory Operations, which specializes in providing urine and blood toxicology and pain medication testing to physicians, clinics and rehabilitation facilities in the United States.

The Company’s Corporate expenses reflect consolidated company wide support services such as finance, legal counsel, human resources, and payroll.

The Company’s Decision Support and Informatics segment and its Supportive Software Solutions segment are now included in discontinued operations as they have been classified as held for sale as of December 31, 2018. The accounting policies of the reportable segments are the same as those described in Note 2.

Selected financial information for the Company’s operating segments is as follows:

	Year Ended December 31,
	2018	2017
Net revenues - External
Clinical Laboratory Operations	$131,014	$2,210,318
Hospital Operations	14,417,676	877,898
	$14,548,690	$3,088,216
Loss from operations
Clinical Laboratory Operations	$(2,247,499)	$(4,672,768)
Hospital Operations	(6,434,538)	(4,800,539)
Corporate	(4,542,583)	(6,602,800)
	$(13,224,620)	$(16,076,107)
Depreciation and amortization
Clinical Laboratory Operations	$764,445	$1,639,954
Hospital Operations	498,352	73,985
Corporate	1,047	1,382
	$1,263,844	$1,715,321
Capital expenditures
Clinical Laboratory Operations	$-	$-
Hospital Operations	213,105	1,422,002
	$213,105	$1,422,002

	Year Ended December 31,
	2018	2017
Total assets
Clinical Laboratory Operations	$271,426	$1,503,520
Hospital Operations	13,568,933	2,549,504
Corporate	2,707,416	3,436,773
Assets of AMSG and HTS classified as held for sale	152,171	255,566
Eliminations	(2,500,646)	(1,454,570)
	$14,199,300	$6,290,794

Note 18 – Discontinued Operations

On July 12, 2017, the Company announced plans to spin off AMSG and in the third quarter of 2017, the Company’s Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. While these spin offs have taken longer than anticipated, completion of these spin offs is now expected to occur in the first quarter of 2020. The spin offs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission, and consents, including under various funding agreements previously entered into by the Company. A record date to determine those stockholders entitled to receive shares in the spin offs should be approximately 30 to 60 days prior to the dates of the spin offs. The strategic goal of the spin offs is to create three public companies, each of which can focus on its own strengths and operational plans.

In accordance with ASC 205-20 and having met the criteria for “held for sale”, as the Company reached this decision prior to December 31, 2017, the Company has reflected amounts relating to AMSG and HTS as disposal groups classified as held for sale and included as part of discontinued operations. Prior to being classified as “held for sale,” AMSG had been the Company’s Decision Support and Informatics segment, except for the Company’s subsidiary, Alethea Laboratories, Inc., which had been included in the Clinical Laboratory Operations segment and now is part of AMSG, and HTS had been the Company’s Supportive Software Solutions segment. Segment operation disclosures in Note 17 no longer include amounts relating to AMSG and HTS following the reclassification to discontinued operations.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the consolidated balance sheets as of December 31, 2018 and 2017 consisted of the following:

AMSG Assets and Liabilities:

	December 31, 2018	December 31, 2017

Cash	$4,471	$9,273
Accounts receivable, net	6,838	19,022
Prepaid expenses and other current assets	25,477	25,477
Current assets classified as held for sale	$36,786	$53,772

Property and equipment, net	$-	$-
Deposits	-	-
Non-current assets classified as held for sale	$-	$-

Accounts payable (includes related parties)	$532,858	$671,561
Accrued expenses	418,932	375,165
Current portion of notes payable	278,836	249,589
Current liabilities classified as held for sale	$1,230,626	$1,296,315

Non-current liabilities classified as held for sale	$-	$-

HTS Assets and Liabilities:

	December 31, 2018	December 31, 2017

Cash	$2,523	$8,281
Accounts receivable, net	90,743	160,715
Prepaid expenses and other current assets	10,300	3,964
Current assets classified as held for sale	$103,566	$172,960

Property and equipment, net	$5,790	$21,078
Deposits	6,029	7,756
Non-current assets classified as held for sale	$11,819	$28,834

Accounts payable (includes related parties)	$546,969	$407,404
Accrued expenses	520,251	269,135
Current liabilities classified as held for sale	$1,067,220	$676,539

Consolidated Discontinued Operations Assets and Liabilities:

	December 31, 2018	December 31, 2017

Cash	$6,994	$17,554
Accounts receivable, net	97,581	179,737
Prepaid expenses and other current assets	35,777	29,441
Current assets classified as held for sale	$140,352	$226,732

Property and equipment, net	$5,790	$21,078
Deposits	6,029	7,756
Non-current assets classified as held for sale	$11,819	$28,834

Accounts payable (includes related parties)	$1,079,827	$1,078,965
Accrued expenses	939,183	644,300
Current portion of notes payable	278,836	249,589
Current liabilities classified as held for sale	$2,297,846	$1,972,854

Major line items constituting loss from discontinued operations in the consolidated statements of operations for the years ended December 31, 2018 and 2017 consisted of the following:

AMSG Income (Loss) from Discontinued Operations:

	Year Ended December 31,
	2018	2017

Revenue from services	$102,991	$283,460
Cost of services	38,299	12,575
Gross profit	64,692	270,885
Operating expenses	480,436	2,525,110
Gain on sale of stock	(800,000)	-
Other expense	1,049	46,859
Provision for income taxes	-	-
Income (loss) from Discontinued Operations:	$383,207	$(2,301,084)

HTS Loss from Discontinued Operations:

	Year Ended December 31,
	2018	2017

Revenue from services (**)	$1,419,494	$1,650,109
Cost of services	123,721	168,274
Gross profit	1,295,773	1,481,835
Operating expenses	2,108,880	3,402,860
Other expense	4,943	54,809
Provision for income taxes	-	-
Loss from Discontinued Operations:	$(818,050)	$(1,975,834)

**Revenue from services, includes related party revenue of $0.7 million and $0.7 million, respectively

Consolidated Loss from Discontinued Operations:

	Year Ended December 31,
	2018	2017

Revenue from services	$1,522,485	$1,933,569
Cost of services	162,020	180,849
Gross profit	1,360,465	1,752,720
Operating expenses	2,589,316	5,927,970
Gain on sale of stock	(800,000)	-
Other expense	5,992	101,668
Provision for income taxes	-	-
Loss from Discontinued Operations:	$(434,843)	$(4,276,918)

Acquisition of Genomas, Inc. on September 27, 2017

On September 29, 2016, the Company announced that it had entered into a Stock Purchase Agreement (the “Purchase Agreement”) to acquire the remaining outstanding equity securities of Genomas, Inc. (“Genomas”) that the Company did not already own, representing approximately 85% of the outstanding equity interests in Genomas, for 1,750,000 shares of the Company’s newly - designated Series F Preferred Stock. (The Series F Preferred Stock is more fully described in Note 14 and below.) Genomas is a biomedical company that develops PhyzioType Systems for DNA-guided management and prescription of drugs used to treat mental illness, pain, heart disease, and diabetes. The Company had previously announced that on July 19, 2016 it acquired approximately 15% of the outstanding equity of Genomas from Hartford Healthcare Corporation (“Hartford”), along with approximately $1.5 million of notes payable to Hartford and certain rights to and license participation in technology that is used by Genomas, for $250,000 in cash. The closing of this acquisition under the Purchase Agreement, which was subject to, among other things, receipt of regulatory and licensure approvals as well as other customary closing conditions, did not occur until September 27, 2017. As a result of delays in the closing of the transaction, the Company expensed all amounts previously paid to the company aggregating $1.0 million during the fourth quarter of 2016, including outstanding advances to Genomas in the amount of $0.4 million. Genomas will be spun-off as part of AMSG, so it is presented here in discontinued operations.

The Series F Preferred Stock issued effective September 27, 2017 has an aggregate stated value of $1,750,000, and is convertible into shares of the Company’s common stock at any time after the one-year anniversary of the closing date at a conversion price per common share equal to the greater of $14,625 or the average closing sales price of the Company’s common stock for the 10 trading days immediately preceding the conversion. The maximum number of common shares issuable upon the conversion of the Series F Preferred Stock is 120. The Company valued the Series F Preferred Stock based on the value of the common stock issuable upon conversion on the date of the acquisition, which was $174,097.

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

Note 19 – Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2018	2017
Cash paid for interest	$313,918	$1,200,759
Cash paid for income taxes	$23,362	$541,313

Acquisition of Jamestown Regional Medical Center:
Inventory	$450,682	$-
Prepaid and other assets	310,385	-
Property and equipment	7,129,484	-
Intangible assets	504,806	-
Accrued expenses	(193,966)	-

Non-cash investing and financing activities:
Cashless exercise of warrants	4,619,150	-
Exchange of debentures for Series I-2 Preferred Stock	3,127,556	-
Note payable and accrued expenses settled through issuance of Series J Preferred Stock	250,000	-
Common stock issued for conversion of Series I-2 Preferred Stock	1,513,105	-
Beneficial conversion feature	192,308
Services and severance settled through the issuances of common stock	-	161,003
Exchange of convertible debentures for convertible debentures and warrants	-	10,734,336
Series F Preferred Stock issued for business acquisition	-	174,097
Notes payable and warrants settled through issuance of common stock	-	440,000
Convertible debentures issued in exchange for Series H Preferred Stock	-	2,695,760
Debentures converted into common stock	8,128,044	7,306,314
Deemed dividend for trigger of down round provision feature	231,843,826	53,341,619
Conversions of preferred stock into common stock	-	7,785,000
Value of convertible liabilities	-	12,435,250

Note 20 – Recent Accounting Pronouncements

Accounting Pronouncements Adopted

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815).” The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company had determined that this amendment had a material impact on its consolidated financial statements and has early adopted this accounting standard update. The provisions of this Update and its impact on the Company’s financial statements are discussed in Note 2.

Effective January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as more fully discussed in Note 2.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) as updated. We plan to adopt this new standard beginning on January 1, 2019 by applying a modified retrospective approach in which we will not adjust prior comparable information and disclosures. We expect to utilize the practical expedients being made available, including the package of practical expedients not to reassess whether a contract is or contains a lease, the lease classification and the initial direct costs. We believe the primary effect of adopting the new standard will be to record right-of-use assets and obligations for our leases currently accounted for as operating leases and we expect the amount of right-of-use assets and liabilities resulting from the adoption to be approximately $0.5 million on January 1, 2019.

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

In February 2018, the FASB issued ASU 2018-03; Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. These technical corrections and improvements are intended to clarify certain aspects of the guidance on recognizing and measuring financial assets and liabilities in ASU 2016-01. This includes equity securities without a readily determinable fair value, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in foreign currency and transition guidance for equity securities without a readily determinable fair value. The Company is required to adopt these standards starting in the first quarter of fiscal year 2019 and does not anticipate that implementation will have a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard will require entities to disclose the amount of total gains or losses for the period recognized in other comprehensive income that is attributable to fair value changes in assets and liabilities held as of the balance sheet date and categorized within Level 3 of the fair value hierarchy. This ASU will be effective for us for annual and interim periods beginning on December 31, 2020. Early adoption of this standard is permitted. We do not expect the adoption of this ASU to have a material impact on our results of operations, financial position and cash flows.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under this standard customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The adoption of this new guidance prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and additional quantitative and qualitative disclosures. This ASU will be effective for us for annual and interim periods beginning on December 30, 2020. Early adoption of this standard is permitted and may be applied either prospectively to eligible costs incurred on or after the date of the new guidance or retrospectively. We do not expect the adoption of this ASU to have a material impact on our results of operations, financial position and cash flows.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 21 – Subsequent Events

Asset Acquisitions of Jellico Community Hospital and CarePlus Center

On March 5, 2019, the Company closed an asset purchase agreement (the “Purchase Agreement”) whereby it acquired certain assets related to an acute care hospital located in Jellico, Tennessee and an outpatient clinic located in Williamsburg, Kentucky. The hospital is known as Jellico Community Hospital and the clinic is known as the CarePlus Center. The hospital and the clinic and their associated assets were acquired from Jellico Community Hospital, Inc. and CarePlus Rural Health Clinic, LLC, respectively.

Jellico Community Hospital is a fully operational 54-bed acute care facility that offers comprehensive services, including diagnostic imaging, radiology, surgery (general, gynecological and vascular), nuclear medicine, wound care and hyperbaric medicine, intensive care, emergency care and physical therapy. The CarePlus Center offers sophisticated testing capabilities and compassionate care, all in a modern, patient-friendly environment. Services include diagnostic imaging services, x-ray, mammography, bone densitometry, computed tomography (CT), ultrasound, physical therapy and laboratory services on a walk-in basis.

The purchase price was approximately $658,537. This purchase price was made available by Christopher Diamantis, a director of the Company. Diligence, legal and other costs associated with the acquisition are estimated to be approximately $250,000, meaning the total cost of acquisition to the Company is approximately $908,000.

Annual net revenues in recent years have been approximately $12,000,000, with government payors, including Medicare and Medicaid, accounting for in excess of 70% of the payor mix. The Company does not expect that payor mix to change in the near future.

Accounts Receivable Financing (Prepaid Forward Purchase Contract) and Loans From Mr. Diamantis

Subsequent to December 31, 2018, Mr. Diamantis advanced the Company $9.9 million, which was used to repay obligations under a prepaid forward purchase contract related to an accounts receivable financing, as more fully discussed in Note 8. In addition Mr. Diamantis loaned the Company $6.5 million, of which $1.9 million was used for fees and expenses incurred in connection with the settlement of the prepaid forward purchase contract, $0.7 million was used to purchase Jellico Community Hospital in March 2019 and the remainder was used for working capital purposes. Subsequent to December 31, 2018, the Company incurred interest of $1.5 million on the loans from Mr. Diamantis and the Company repaid Mr. Diamantis $1.5 million of accrued interest.

2019 Debenture Offerings

The Company issued debentures on February 24, 2019 in the aggregate principal amount of $300,000, on March 27, 2019 in the aggregate principal amount of $300,000 and on May 12, 2019 in the aggregate principal amount of $500,000. All of these debentures were guaranteed by Mr. Diamantis, a director of the Company, and were due on June 3, 2019. In addition, the Company issued debentures on June 5, 2019 in the aggregate principal amount of $125,000 and on June 7, 2019 in the aggregate principal amount of $200,000. These debentures were also guaranteed by Mr. Diamantis and were due on July 20, 2019.

On June 13, 2019, the Company closed an offering of $1,250,000 aggregate principal amount of debentures with certain existing institutional investors pursuant to the terms of a Bridge Debenture Agreement, dated as of June 13, 2019 ( the “June 13 Agreement”) and received proceeds of $1,250,000. The June 13 Agreement provided that on or prior to June 30, 2019, at the mutual election of the Company and the investors, the investors could purchase an additional $1,250,000 principal amount on the same terms and conditions as provided in the June 13 Agreement. Under the June 13 Agreement, the maturity dates of the debentures issued on February 24, 2019, March 27, 2019, May 12, 2019, June 5, 2019 and June 7, 2019 were extended to December 31, 2019 and the terms were changed such that they have the same interest terms as contained in the June 13, 2019 debentures, as more fully discussed below.

On June 21, 2019, the Company and the investors agreed that the Company would issue, and the investors would purchase, $250,000 principal amount of debentures and on June 24, 2019 the Company and the investors agreed that the Company would issue, and the investors would purchase, an additional $1,020,000 aggregate principal amount of debentures. In connection with the issuances of the June 21, 2019 and June 24, 2019 debentures, the Company received total proceeds of $1,270,000.

The June 13, 2019, June 21, 2019 and June 24, 2019 debentures (collectively, “the June 2019 Debentures”) are secured and guaranteed by the Company’s subsidiaries on the same terms as provided in the Purchase Agreement, dated as of August 31, 2017, which is more fully described in Note 9. At the Company’s option, the June 2019 Debentures may also be exchanged for shares of the Company’s Series I-2 Convertible Preferred Stock under the terms of the previously-announced Exchange Agreement, dated as of October 30, 2017. Commencing on August 17, 2019, the June 2019 Debentures shall bear interest on the outstanding principal amount at a rate of 2.5% per month (increasing to 5% per month on October 12, 2019), payable quarterly beginning on October 1, 2019. All overdue accrued and unpaid interest shall entail a late fee equal to the lesser of 24% per annum or the maximum rate permitted by applicable law. Christopher Diamantis is a guarantor of the June 2019 Debentures.

The total proceeds received from the issuances of the debentures noted above were $3.8 million.

Modification of Warrants

On March 27, 2019, the expiration date of the Series B warrants issued in March 2017 and September 2017 were extended from June 2019 to September 2019. On May 12, 2019, the expiration date of these warrants was further extended to March 31, 2022. The Company used the Black Scholes model to calculate the fair value of the warrants as of the modification date. Using the pre-modification term and related assumptions, and the post-modification terms and related assumptions, the Company determined that the change in fair value of the warrants as a result of these modifications was $9.5 million, which will be recorded as interest expense.

Issuance of Common Stock

Subsequent to December 31, 2018 and through September 10, 2019, the Company issued an aggregate of 7,380,369,502 shares of common stock for conversions of preferred stock and the cashless exercise of warrants. The following table presents the dilutive effect of our various potential common shares as of September 10, 2019:

September 10, 2019
Common shares outstanding	7,508,936,775
Dilutive potential shares:
Stock options	77
Warrants	634,525,355,377
Convertible debt	30,570,395,193
Convertible preferred stock	83,791,788,355
Total dilutive potential common shares, including outstanding common stock	756,396,475,777

On October 4, 2019, the Board of Directors authorized the issuance and sale of certain shares of Series K Convertible Preferred Stock to Alcimede LLC pursuant to the terms of an Exchange Agreement. The Board considered all options to secure additional financing required to continue operations and determined this authorization to be necessary to secure needed financing in the required time frame. As a result of this authorization, as of the date of filing this report, the Company believes that it has the ability to have sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

Jamestown Regional Medical Center. Medicare Agreement;

Following an inspection at Jamestown Regional Medical Center on February 5, 2019, the hospital was informed on February 15 that several conditions of participation in its Medicare agreement were deficient. The hospital was informed that if the deficiencies where not corrected by May 16 the Medicare agreement would terminate. A follow-up inspection on May 15 resulted in the determination that the hospital had failed to adequately correct the deficiencies highlighted and a notice of involuntary termination was issued that was effective on June 12, 2019. A significant percentage of patients at Jamestown Regional Medical Center are covered by Medicare and without any ability to get paid for these services the Company suspended operations at the hospital. On June 10, 2019 the Company hired a new CEO to oversee the reopening of the hospital and took steps to re-enter the Medicare program. The hospital received initial approval of its application to reactivate the Medicare agreement in August and is currently planning the reopening of the hospital.

Accounts Receivable Factoring Arrangements

Subsequent to December 31, 2018 and through September 10, 2019, the Company entered into five accounts receivable factoring arrangements. The aggregate amount of accounts receivable sold on a non-recourse basis, was $3.9 million. The aggregate purchase price paid to the Company was $2.7 million, less $0.1 million of origination fees. As of September 10, 2019, $1.7 million was outstanding and owed to the factors under these arrangements.

Promissory Note

On September 27, 2019, the Company issued a promissory note to a lender in the principal amount of $1.9 million and received proceeds of $1.6 million. The first principal payment of $1.0 million is due on or before November 8, 2019 and the remaining $0.9 million is due on or before December 26, 2019. The note does not bear interest except upon the occurrence of an event of default (as defined in the note). The note is unsecured and is guaranteed by Mr. Diamantis.

Past Due Debentures

The Company had $1,984,000 principal amount of March Debentures issued March 21, 2017 and due on March 21, 2019 outstanding on the maturity date. These debentures have not been paid and remain outstanding, accruing interest at the default rate of 18% per annum. Per the terms of the debentures, the Company accrued a default penalty of approximately $0.6 million during the three months ended March 31, 2019.

The Company had $17,050,000 principal amount of debentures due September 19, 2019 outstanding on the maturity date. These debentures have not been paid and remain outstanding, accruing interest at the default rate of 18% per annum. In addition, the Company will incur a default penalty of approximately $5.1 million during the three months ended September 30, 2019 as a result of the payment default.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer, who also functions as our interim chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2018 because of the material weaknesses in internal control over financial reporting discussed in Management’s Annual Report on Internal Control over Financial Reporting, presented below.

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

With the participation of the chief executive officer, who also functions as our interim chief financial officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with such evaluation, management identified material weaknesses in internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions and the approval of certain cash disbursements. With the acquisitions of Oneida and Jamestown Hospitals, there are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2018.

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

The Company expects improvements to be made on the integration of information issues during 2019 as we plan to move towards securing a prompt and accurate reporting system. The Company is continuing to further remediate the material weaknesses identified above as its resources permit. The Company is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal accounting department; (ii) continuing the process of converting to a new integrated accounting system to enhance controls and procedures for recording accounting transactions; and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department, including independent review of material cash disbursements.

Notwithstanding such material weakness, management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2018, there was no material change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are currently serving as directors and executive officers of the Company.

Name	Age	Positions
Seamus Lagan	50	President, Chief Executive Officer, Interim Chief Financial Officer and Director
Dr. Kamran Ajami	59	Director
Gary L. Blum	78	Director
Christopher E. Diamantis	51	Director
Trevor Langley	57	Director

All directors of the Company serve one year terms and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Executive Officers’ and Directors’ Biographies

Seamus Lagan was appointed Chief Executive Officer and President and a director of the Company on November 2, 2015 and as Chief Executive Officer and a director of Medytox Solutions, Inc., a wholly-owned subsidiary of the Company (“Medytox”), effective September 15, 2014. Mr. Lagan served as Interim Chief Financial Officer of the Company from September 30, 2016 through May 24, 2017. He was again appointed Interim Chief Financial Officer after the resignation of Michael Pollack, effective October 13, 2017, and served through April 8, 2019. Mr. Lagan has also been the Interim Chief Financial Officer of the Company since the resignation of Jonathan Immordino, effective May 10, 2019. Mr. Lagan has been, either individually or through Alcimede LLC (“Alcimede”), a consultant to Medytox since May 2011. Mr. Lagan has been a director of Alcimede since its formation in 2007. Alcimede is a privately-held, Delaware limited liability company which provides various consulting services, including management, organization, and financial consulting services. Mr. Lagan also currently serves, through Alcimede, as chief executive officer of most of the subsidiaries of the Company. From September 2008 through May 2011, Mr. Lagan was a private investor. In 2008, TecEnergy UK Limited (“TEC”), a waste management and alternative energy company in England and Wales, of which Mr. Lagan served as a director, was placed into administration to protect it from bankruptcy. The relevant taxing authorities in the United Kingdom alleged that the directors reduced the debt of TEC to its creditors at the expense of tax liabilities to the taxing authorities. There were no other allegations of wrongdoing, but based on such allegations, the taxing authorities sought to have each of the directors of TEC banned from acting as a director in the United Kingdom for a three-year period. At the time of such action, Mr. Lagan had significant health issues and did not defend himself. As a result, Mr. Lagan was banned in his absence from acting as a director of a United Kingdom company from October 8, 2010 until October 2015 (In the Matter of TecEnergy UK Limited and in the Matter of the Company Directors Disqualifications Act of 1986 between the Secretary of State for Business, Innovation and Skills and Seamus Lagan (Norwich County Court, from 2014 to 2015, UK, Claim No. 0NR00656)). Mr. Lagan graduated from Ballymena Technical College in Ireland in 1989.

Dr. Kamran Ajami has served as a director of the Company since April 9, 2017. He is a pathologist and, since February 2011, has been the Medical Director of the laboratories at West Side Regional Medical Center and Plantation General Hospital. Since 1997, he has also been Owner and Chief Executive Officer of American Cytopathology Associates, P.A. which supplies medical directors for laboratories.

Gary L. Blum has served as a director of the Company since October 11, 2017. He established the Law Offices of Gary L. Blum in 1986. Mr. Blum has served as counsel for a wide variety of closely-held and public companies for over three decades. Prior to becoming an attorney, he was a tenured professor of philosophy at the University of Nebraska, Omaha. From September 2009 to July 2017, Mr. Blum served as Chairman, Chief Executive Officer and Chief Financial Officer of Thunderclap Entertainment, Inc. (now known as Traqiq, Inc.), a company whose business was to develop, produce and distribute low-budget independent feature films. He has also been Chairman of PotNetwork Holdings, Inc. since November 2015 and was its Chief Executive Officer from November 2015 until September 2017. That company is engaged in the development and sales of hemp-derived CBD oil containing products. September 2017. That company is engaged in the development and sales of hemp-derived CBD oil containing products.

Christopher E. Diamantis has served as a director of the Company since November 2, 2015 and previously served as a director of Medytox from April 24, 2013 to November 2, 2015. Mr. Diamantis has served, for more than the last five years, as Executive Chairman and Founder of Integrated Financial Settlements, Inc., a structured settlement consulting firm in Atlanta, Georgia. He has also been, since April 2000, a director and managing partner of The Gabor Agency, Inc., a 65-year old Florida-based company specializing in investment and insurance planning for public employees and universities. In addition, since 2007, Mr. Diamantis has been a director and partner in Counsel Financial Services, Inc., a specialty financial firm catering to the needs of the legal community and one of the largest non-bank lenders to law firms in the United States. He is a past member of the Board of Governors of the Florida State University College of Business and past president of the National Structured Settlements Trade Association.

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

The audit committee of the Company consists of Trevor Langley, Gary L. Blum and Dr. Kamran Ajami. Each member of the audit committee qualifies as “independent” for purposes of membership on audit committees pursuant to the rules and regulations of the SEC. In addition, the board of directors of the Company has determined that Trevor Langley qualifies as an “audit committee financial expert” as defined by the rules and regulations of the SEC. John Beach also served as a member of the audit committee through his resignation as a director on May 30, 2019.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who beneficially own 10% or more of our stock file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2018, our directors, executive officers and greater than 10% beneficial owners complied with all such applicable filing requirements, except for the untimely filing of one Form 4 report by Mr. Diamantis with respect to one transaction.

Item 11.	Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by or paid to each individual that served as our principal executive officer or principal financial officer during the fiscal year ended December 31, 2018. The Company did not have any other executive officers during the fiscal year ended December 31, 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year		Salary	Stock Awards (4)	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (5)	Total

Seamus Lagan	2018	(1)	$—	$178,667	$—	$—	$—	$257,500	$436,167
President, CEO, Interim CFO and Director	2017	(1)	$—	$52,000	$—	$—	$—	$293,250	$345,250

Marlene McLennan Chief Financial Officer	2018	(2)	$123,519	$—	$—	$—	$—	$—	$123,519

Michael Pollack Interim Chief Financial Officer	2017	(3)	$—	$—	$—	$—	$—	$30,475	$30,475

(1)	Mr. Lagan was Interim Chief Financial Officer of the Company from September 30, 2016 through May 24, 2017. He was again appointed Interim Chief Financial Officer after the resignation of Michael Pollack effective October 13, 2017, and served through June 30, 2018. Mr. Lagan has also been the Interim Chief Financial Officer of the Company since the resignation of Jonathan Immordino, effective May 10, 2019.
(2)	Ms. McLennan was Vice President of Finance of the Company from April 2, 2018 until July 1, 2018, when she was appointed Chief Financial Officer. She served as Chief Financial Officer through April 8, 2019.
(3)	Mr. Pollack was appointed Interim Chief Financial Officer of the Company on May 24, 2017 and he served through his resignation effective October 13, 2017.
(4)	Reflects the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. In determining the grant date fair value of stock awards, the Company used the closing price of the Company’s common stock on the grant date.
(5)	All other compensation for the year ended December 31, 2018 includes, for Mr. Lagan, consulting fees of $245,500 and an automobile allowance of $12,000 described below. All other compensation for the year ended December 31, 2017 includes, for Mr. Lagan, consulting fees of $271,250 and an automobile allowance of $12,000 described below, and, for Mr. Pollack, consulting fees of $30,475.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding outstanding equity awards held by the named executive officers at December 31, 2018:

Name	Number of shares underlying unexercised options exercisable	Number of shares underlying unexercised options unexercisable	Equity Incentive Plan Awards; Number of shares underlying unexercised unearned options	Option exercise price	Option Expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested $	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested $
Seamus Lagan	4	-	-	$2,250,500	3/23/2023	-	-	-	-
	4	-	-	$1,125,000	3/23/2026
	4	-	4	$225,000	5/2/2026	-	-	-	-
	4	-	4	$67,500	7/17/2026	-	-	-	-
Marlene McLennan	-	-	-	$-	-	-	-	-	-
Michael Pollack	-	-	-	$-	-	-	-	-	-

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

Effective September 11, 2014 and in conjunction with the appointment of Mr. Lagan as our Chief Executive Officer, such consulting agreement with Alcimede was amended to provide for a monthly retainer of $31,250, and we agreed to provide Mr. Lagan with an automobile. During the year ended December 31, 2016, Alcimede received a cash bonus of $200,000. On April 1, 2017, Alcimede agreed to a voluntary reduction in the monthly retainer to $20,833.

Director Compensation

Non-employee directors receive an annual cash retainer of $40,000 and may be granted stock options. We do not pay employee directors for Board service in addition to their regular employee compensation. The Board has the primary responsibility for considering and determining the amount of director compensation.

The following table shows amounts earned by each non-employee Director in the fiscal year ended December 31, 2018:

Director	Fees earned or paid in cash	Stock Awards(2)	Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation(3)	Total
Dr. Kamran Ajami	$40,008	$22,333	$-	$-	$36,000	$98,341
John Beach (1)	$40,008	$22,333	$-	$-	$-	$62,341
Gary L. Blum	$40,008	$22,333	$-	$-	$-	$62,341
Christopher E. Diamantis	$40,008	$22,333	$-	$-	$-	$62,341
Trevor Langley	$40,008	$22,233	$-	$-	$51,500	$113,841

(1)	Mr. Beach resigned from the Board of Directors on May 30, 2019.

(2)	Reflects the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. In determining the grant date fair value of stock awards, the Company used the closing price of the Company’s common stock on the grant date.

(3)	For Dr. Ajami, includes $36,000 payable to American Cytopathology Associates, P.A., of which Dr. Ajami is the owner and Chief Executive Officer, for medical director services to the Company’s laboratories. For Mr. Langley, includes $51,500 for consulting services provided to the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of our outstanding Common Stock as of August 30, 2019 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the stockholders listed below possess sole voting and investment power with respect to their shares. The address of each of the following (other than Epizon Ltd., Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd.) is c/o Rennova Health, Inc., 931 Village Boulevard, Suite 905, West Palm Beach, Florida 33409 None of the following owns any Series F Convertible Preferred Stock. All of the outstanding shares of Series J Preferred Stock are owned by Alcimede, of which Seamus Lagan, our Chief Executive Officer and President, is the sole manager.

Name of Beneficial Owner	No. of Shares of Common Stock Owned		Percentage of Ownership(1)
Seamus Lagan	2,500,053,384	(2)	26.86%

Dr. Kamran Ajami	6,683	(3)	*

Gary L. Blum	6,666		*

Christopher E. Diamantis	6,000,028,920	(4)	46.84%

Trevor Langley	6,679		*

Marlene McLennan	–	(5)	–

Michael Pollack	–	(6)	–

Epizon Ltd.	17	(7)	*

All Directors and Executive Officers as a Group (5 persons)	8,500,102,332	(8)	55.52%

Sabby Healthcare Master Fund, Ltd. (9)	680,212,784		9.99%

Sabby Volatility Warrant Master Fund, Ltd. (9)	680,212,784		9.99%

Francisco Roca, III	3,903,870,828	(10)	36.44%

Dr. Thomas F. Mendolia	5,594,880,485	(11)	45.11%

*	Less than one percent.

(1)	Based on 6,808,936,775 shares of Common Stock issued and outstanding as of August 30, 2019, and additional shares deemed to be outstanding as to a particular person, in accordance with applicable rules of the Securities and Exchange Commission (the “SEC”). Beneficial ownership is determined in accordance with SEC rules to generally include shares of Common Stock subject to options or issuable upon conversion of convertible securities or exercise of warrants, and such shares are deemed outstanding for computing the percentage of the person holding such options, securities or warrants, but are not deemed outstanding for computing the percentage of any other person. The table assumes that the Company has sufficient authorized shares of common stock available to permit the conversion of the outstanding convertible securities. See Note 21 to the Consolidated Financial Statements.

(2)	Includes 53,360 shares of Common Stock and 16 stock options to purchase a like number of shares of Common Stock, owned of record by Mr. Lagan. Also includes eight shares of Common Stock and 250,000 shares of Series J Preferred Stock owned of record by Alcimede, of which Mr. Lagan is the sole manager. As of August 30, 2019, these shares of Series J Preferred Stock are convertible into 2,500,000,000 shares of Common Stock. Each share of Series J Preferred Stock has the number of votes equal to the number of shares of Common Stock into which it is then convertible.

(3)	Includes 6,682 shares of Common Stock and one option to purchase a like number of shares of Common Stock owned of record by Dr. Ajami.

(4)	Includes 6,688 shares of Common Stock, one stock option to purchase a like number of shares of Common Stock, and 6,000,022,231 warrants to purchase a like number of shares of Common Stock, owned of record by Mr. Diamantis.

(5)	Ms. McLennan was the Vice President of Finance of the Company from April 2, 2018 until July 1, 2018, when she was appointed Chief Financial Officer. She served as Chief Financial Officer through April 8, 2019.

(6)	Mr. Pollack was appointed Interim Chief Financial Officer of the Company on May 24, 2017 and he served through his resignation effective October 13, 2017.

(7)	All of the outstanding capital stock of Epizon Ltd. is owned by The Shanoven Trust, of which P. Wilhelm F. Toothe serves as trustee. Mr. Lagan is the settlor and Mr. Lagan and his family are the beneficiaries of The Shanoven Trust. Epizon Ltd. owns of record 17 shares of Common Stock. The address of Epizon Ltd. is Suite 104a, Saffrey Square, Bank Lane, P.O. Box N-9306, Nassau, Bahamas.

(8)	Includes Messrs. Lagan, Diamantis, Blum and Langley and Dr. Ajami. Includes 80,083 shares of Common Stock, 18 stock options to purchase a like number of shares of Common Stock, 6,000,022,231 warrants to purchase a like number of shares of Common Stock and 250,000 shares of Series J Preferred Stock, beneficially owned by Messrs. Lagan, Diamantis, Blum and Langley and Dr. Ajami, as described in the above footnotes.

(9)	Based on Amendment No. 1 to Schedule 13G filed with the SEC on January 9, 2018. The address of each of Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. This stockholder has indicated that Hal Mintz has voting and investment power over the shares held by it. This stockholder has indicated that Sabby Management, LLC serves as its investment manager, that Hal Mintz is the manager of Sabby Management, LLC and that each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over these shares except to the extent of any pecuniary interest therein. The conversion of the Debentures, Series I-1 Preferred Stock and Series I-2 Preferred Stock and the exercise of the Warrants held by these entities are subject to ownership blockers of 9.99% and 4.99%, respectively.

(10)	Includes 3,903,870,824 warrants to purchase a like number of shares of Common Stock and four stock options to purchase a like number of shares of Common Stock, owned of record by Mr. Roca.

(11)	Includes 80,008 shares of Common Stock, 5,594,800,471 warrants to purchase a like number of shares of Common Stock and six stock options to acquire a like number of shares of Common Stock, owned of record by Dr. Mendolia.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Alcimede, of which Mr. Lagan is the sole manager, was paid $0.4 million and $0.4 million for consulting fees pursuant to a consulting agreement for the years ended December 31, 2018 and 2017, respectively. On April 2, 2017, Alcimede agreed to a voluntary reduction in the monthly retainer payable by the Company from $31,250 to $20,833. On February 3, 2015, the Company borrowed $3.0 million from Alcimede. The note had an interest rate of 6% and was originally due on February 2, 2016. Alcimede later agreed to extend the maturity date of the loan to August 2, 2017. On June 29, 2015, Alcimede exercised options granted in October 2012 to purchase shares of the Company’s common stock, and the loan outstanding was reduced in satisfaction of the aggregate exercise price of $2.5 million. In August of 2016, $0.3 million was repaid by the Company through the issuance of shares of common stock. In March of 2017, the Company and Mr. Lagan agreed that a payment made to Alcimede in the amount of $50,000 would be deducted from the outstanding balance of the note. On August 2, 2017, the Company and Alcimede agreed to further extend the maturity date of the loan to August 2, 2018. On July 20, 2018, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series J Convertible Preferred Stock (the “Series J Preferred Stock”). On July 23, 2018, the Company entered into an Exchange Agreement (the “Agreement”) with Alcimede. Pursuant to the Agreement, the Company issued to Alcimede 250,000 shares of the Series J Preferred Stock in exchange for the cancellation of the outstanding principal and interest owed by the Company to Alcimede under the Note, dated February 5, 2015, and the cancellation of certain amounts owed by the Company to Alcimede under a consulting agreement between the parties. The total amount of consideration paid by Alcimede to the Company equaled $250,000. Each share of the Series J Preferred Stock has a stated value of $1.00. The conversion price is equal to the average closing price of the Company’s common stock on the 10 trading days immediately prior to the conversion date. Each holder of the Series J Preferred Stock is entitled to vote on all matters submitted to a vote of the holders of the Company’s common stock. With respect to a vote of stockholders, no later than September 30, 2018 only, to approve either or both of a reverse stock split of the Company’s common stock and an increase in the authorized shares of common stock from three billion shares to up to ten billion shares, each share of the Series J Preferred Stock had the whole number of votes equal to 24 shares of common stock. With respect to all other matters, and from and after October 1, 2018, each share of the Series J Preferred Stock is entitled to the whole number of votes equal to the number of common shares into which it is then convertible. The full terms of the Series J Preferred Stock are listed in the Certificate of Designations filed as Exhibit 3.16 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2018. The Series J Preferred Stock is entitled to 8% per annum cumulative dividends at the discretion of the Company’s board of directors. No dividends have been declared by the board as of December 31, 2018.

Dr. Thomas Mendolia, the former Chief Executive Officer of the Company’s Laboratories and at the time a principal stockholder, was reimbursed $26,765 for certain operating expenses and asset purchases paid by Dr. Mendolia on the Company’s behalf in the year ended December 31, 2016.

On August 1, 2015, Medytox entered into a non-exclusive consulting agreement with Monarch Capital LLC (“Monarch”). Michael Goldberg, at the time a director of Medytox and a director of the Company through April 24, 2017, is the Managing Director of Monarch. Under this agreement, Monarch provided business and financial advice. The original term of the agreement was through August 31, 2016, and was subject to automatic renewal for an additional one year unless Medytox provided the consultant with 180 days’ prior written notice of its intent not to renew. The agreement expired on August 31, 2017. Monarch was paid approximately $139,000 for consulting fees pursuant to this agreement for the year ended December 31, 2017.

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

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract. The receivables had an estimated collectable value of $8,700,000 and had been adjusted down to approximately $4,300,000 on the Company’s balance sheet at March 31, 2016 and $0 as of December 31, 2017. The consideration received was $5,000,000. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $500,000, (ii) all payments recovered from the accounts receivable up to $5,250,000, if paid in full within six months, or $5,500,000, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty had not been paid $6,000,000, the Company was required to pay the difference. Mr. Diamantis guaranteed the Company’s payment obligation. The Company agreed to pay Mr. Diamantis $0.5 million in connection with his providing the guarantee. This amount was settled in August 2016 with the issuance of shares of the Company’s common stock and warrants to purchase shares of common stock as discussed below. On March 24, 2017, the Company, the counterparty and Mr. Diamantis, as guarantor, entered into an amendment to extend the Company’s obligation to March 31, 2018. Also, what the counterparty was to receive was amended to equal (a) the $5,000,000 purchase price plus a 20% per annum investment return thereon, plus (b) $500,000, plus (c) the product of (i) the proceeds received from the accounts receivable, minus the amount set forth in clauses (a) and (b), multiplied by (ii) 40%. In connection with the extension, the counterparty received a fee of $1,000,000. On April 2, 2018, the Company, the counterparty, and Mr. Diamantis, as guarantor, entered into a second amendment to extend further the Company’s obligation to May 30, 2018. In connection with this further extension, the counterparty received a fee of $100,000. The counterparty instituted an arbitration proceeding under the agreement with regard to the outstanding balance. In December 2018, the Company, Mr. Diamantis and the counterparty entered into a preliminary settlement agreement in connection with the arbitration, with the terms of the settlement agreement revised on March 31, 2019. The Company and Mr. Diamantis agreed to pay the counterparty $2,000,000 on or before April 5, 2019 and an additional $7,694,685 plus interest at 10% per annum on or before May 20, 2019, which date was subsequently amended. On April 5, 2019 and May 31, 2019, Mr. Diamantis made payments totaling $5.0 million on behalf of the Company. The final payment of $4,937,105 was due on or before July 28, 2019. Mr. Diamantis made that payment on behalf of the Company on July 26, 2019. The Company and Mr. Diamantis have now complied with all of their obligations under the settlement agreement. As a result, the Company is obligated to repay Mr. Diamantis a total of $9,937,105.

As of December 31, 2018, the Company owed Mr. Diamantis $800,000 for working capital advances and $272,582 for accrued interest. Subsequent to December 31, 2018, Mr. Diamantis loaned the Company $6,540,889, of which $1,868,462 was used for fees and expenses incurred in connection with the settlement of the prepaid forward purchase contract discussed above, $608,537 was used to purchase Jellico Community Hospital in March 2019 and the remainder was used for working capital purposes. Subsequent to December 31, 2018, $1,483,060 of interest expense was due to Mr. Diamantis on the loans made in 2019 and the Company repaid Mr. Diamantis $1,510,000.

During the year ended December 31, 2017, the Company exchanged an aggregate $2.23 million of indebtedness and other obligations to Mr. Diamantis, Epizon Ltd., Francisco Roca, III, Steven Sramowicz, Dr. Thomas Mendolia, Monarch, Robert Lee and Dr. Paul Billings, all related parties of the Company, for an aggregate of 26 shares of common stock and warrants to purchase 1,291,557,761 shares of common stock. At December 31, 2018, these warrants had an exercise price of $0.00102 per share, which reflected the effects of dilutive issuances of common stock made during 2017 and 2018. As of September 10, 2019, the exercise price of the warrants was $0.000085 per share, which reflects the effects of further dilutive issuances of common stock, and the warrants are exercisable into an aggregate of 15,498,692,526 shares of common stock. The exercise price is subject to additional adjustment for future dilutive issuances. The warrants are immediately exercisable and have a five-year term. The issuances of the shares of common stock and warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

Director Independence

The Board of Directors has affirmatively determined that each of Dr. Kamran Ajami, Gary L. Blum and Trevor Langley is an “independent director” under applicable rules. No director qualifies as independent unless the Board affirmatively determines that the director does not have a material relationship with the Company that would interfere with the exercise of independent judgement.

Item 14.	Principal Accounting Fees and Services.

On March 23, 2016, the Company’s Audit Committee approved the engagement of Green & Company, CPAs (“Green & Company”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2016. The engagement of Green & Company was effective March 23, 2016. Green & Company also served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2017. On September 24, 2018, the Company was informed by Green & Company that Haynie & Company (“Haynie”) acquired certain assets of Green & Company. As a result of the acquisition, on September 24, 2018 Green & Company resigned as the independent registered public accounting firm of the Company. Effective September 24, 2018, we engaged Haynie to serve as our independent registered public accounting firm for the year ending December 31, 2018. The engagement of Haynie was approved by our Audit Committee on September 24, 2018. The aggregate fees billed for audit services rendered by Green & Company during the years ended December 31, 2018 and December 31, 2017 were $175,000 and $195,000, respectively. The aggregate fees billed for services rendered by Haynie for the year ended December 31, 2018 were $95,000, which included $55,000 for audit-related services.

Description of Services:	Fiscal 2018	Fiscal 2017
Audit	$215,000	$195,000
Audit-Related	55,000	–
Tax	–	–
All Other	–	–
Total Fees	$270,000	$195,000

The Company does not anticipate holding a stockholder’s meeting during 2019 at which Haynie could attend.

Audit Fees

The aggregate fees billed for audit services related to the fiscal years ended December 31, 2018 and 2017 were $215,000 and $195,000, respectively.

Audit-Related Fees

Haynie billed the Company $55,000 for an audit of the Company’s subsidiary, Jamestown Regional Medical Center.

All Other Fees

The Company incurred no other fees with its principal accountants.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit services to be provided by the independent auditors. The Audit Committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors. The Chairman of the Audit Committee may specifically approve any service within the pre-approved audit and non-audit service category if the fees for such service exceed the maximum set forth in the policy, as long as the excess fees are not reasonably expected to exceed $50,000. Any such approval by the Chairman must be reported to the Audit Committee at its next scheduled meeting. The general pre-approval fee levels for all services to be provided by the independent auditors are reviewed annually by the Audit Committee. The Audit Committee approved all services provided by Green & Company and Haynie during 2018 and 2017.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

See EXHIBIT INDEX.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rennova Health, Inc.

Date: October 18, 2019	/s/ Seamus Lagan
Seamus Lagan, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seamus Lagan	Chief Executive Officer and Director and Interim	October 18, 2019
Seamus Lagan	Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

/s/ Dr. Kamran Ajami	Director	October 18, 2019
Dr. Kamran Ajami

/s/ Christopher Diamantis	Director	October 18, 2019
Christopher Diamantis

/s/ Trevor Langley	Director	October 18, 2019
Trevor Langley

/s/ Gary L. Blum	Director	October 18, 2019
Gary L. Blum

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated June 29, 2012, by and among Tegal Corporation, CLBR Acquisition Corp., CollabRx, Inc. and CommerceOne, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2012).

2.2	Agreement and Plan of Merger, dated as of April 15, 2015, by and among Medytox Solutions, Inc., CollabRx, Inc. and CollabRx Merger Sub, Inc. (incorporated by reference to Annex A to the Company’s joint proxy statement/prospectus that was part of the registration statement on Form S-4, filed with the SEC on September 18, 2015).(1)

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013).

3.2	Restated Bylaws of Tegal Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2006).

3.3	Certificate of Amendment to Certificate of Incorporation of CollabRx, Inc., filed November 2, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).

3.4	Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).

3.5	Certificate of Designation for Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2015).

3.6	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed March 9, 2016 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K filed with the SEC on April 19, 2016).

3.7	Certificate of Designation for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).

3.8	Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2017).

3.9	Certificate of Designation for Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2016).

3.10	Certificate of Designation for Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2016).

3.11	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed February 22, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017).

3.12	Amended Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

3.13	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 20, 2017).

3.14	Certificate of Designation for Series I-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.13 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017).

3.15	Certificate of Designation for Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.14 of the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2017).

3.16	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed May 9, 2018 (incorporated by reference to Exhibit 3.15 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2018).

3.17	Certificate of Designation for Series J Convertible Preferred Stock (incorporated by reference to Exhibit 3.16 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).

3.18	Amended Certificate of Designation for Series I-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.17 of the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2018).

3.19	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed September 18, 2018 (incorporated by reference to Exhibit 3.18 of the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2018).

3.20	Certificate of Amendment to Certificate of Incorporation of Rennova Health, Inc., filed November 9, 2018 (incorporated by reference to Exhibit 3.19 of the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018).

4.1	Stockholders Agreement, dated July 12, 2012, by and among Tegal Corporation and the stockholders identified therein (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

4.2	Warrant Agency Agreement, dated as of December 30, 2015, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2015).

4.3	Shareholder Rights Agreement, dated as of April 13, 2011, by and between Tegal Corporation and Registrar and Transfer Company (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed with the SEC on April 14, 2011).

4.4	Amendment to Shareholder Rights Agreement, dated April 15, 2015, by and between CollabRx, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

4.5	Medytox Solutions, Inc. Senior Secured, Convertible, Redeemable Debenture, effective September 11, 2015 (incorporated by reference to Exhibit 4.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

4.6	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2015).

4.7	Form of Warrant in connection with the Exchange Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (File No. 333-211515) filed with the SEC on July 12, 2016).

4.8	Warrant Agency Agreement, dated as of July 19, 2016, between Rennova Health, Inc. and Computershare, Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2016).

4.9	Form of Warrant in connection with the Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.118 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

4.10	Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.124 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).

4.11	Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.134 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

4.12	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.137 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).

4.13	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.141 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).

4.14	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.146 of the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2017).

4.15	Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.149 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).

10.1**	Fifth Amended and Restated Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 14, 2006).

10.2**	Eighth Amended and Restated 1998 Equity Participation Plan of Tegal Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 14, 2006).

10.3**	2007 Incentive Award Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on July 29, 2007).

10.4**	Second Amended and Restated Employee Qualified Stock Purchase Plan (incorporated by reference to Appendix C to the Company’s revised definitive proxy statement on Schedule 14A filed with the SEC on July 29, 2004).

10.5**	Form of Stock Option Agreement for Employees from the 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007).

10.6**	Form of Non-Qualified Stock Option Agreement for Employees from the Eighth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 12, 2004).

10.7**	Form of Restricted Stock Unit Award Agreement from the Eighth Amended and Restated 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2005).

10.8**	Restricted Stock Unit Award Agreement between Tegal Corporation and Tom Mika, dated July 5, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2005).

10.9**	Restricted Stock Unit Awards between Tegal Corporation and each of Thomas Mika and Christine Hergenrother, each dated October 7, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010).

10.10	Warrant issued to se2quel Partners LLC dated January 14, 2011 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2011).

10.11	Warrant issued to se2quel Management GmbH dated January 14, 2011 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2011).

10.12	Warrant Transfer Agreement and replacement Warrants dated as of March 31, 2012 (incorporated by reference to Exhibit 99.5 to the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed with the SEC on June 15, 2012).

10.13	Warrant Transfer Agreement dated as of March 31, 2013 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.14**	Employment Agreement, dated June 29, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2012).

10.15	Agreement Not to Compete, dated July 12, 2012, by and between Tegal Corporation and Jay M. Tenenbaum (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.16	Promissory Note issued by Tegal Corporation on July 12, 2012 to Jay M. Tenenbaum (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.17	Promissory Note issued by Tegal Corporation on July 12, 2012 to CommerceNet (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.18**	Restricted Stock Unit Award Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.19	Indemnity Agreement, dated July 12, 2012, by and between Tegal Corporation and James Karis (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012).

10.20**	Amendment No. 1 to Employment Agreement, dated as of December 7, 2012, by and between CollabRx, Inc. and James M. Karis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2012).

10.21**	Amendment No. 1 to Restricted Stock Unit Award Agreement, dated as of December 7, 2012, by and between CollabRx, Inc. and James M. Karis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2012).

10.22**	Employment Agreement, dated February 12, 2013, by and between CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2013).

10.23**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Smruti Vidwans (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.24**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Michelle Turski (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.25**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Lisandra West (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.26**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Gavin Gordon (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.27**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and John Randy Gobbel (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.28**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and George Lundberg (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.29**	Stock Option Grant Notice and Stock Option Agreement, dated July 12, 2012, by and between Tegal Corporation and Jeff Shrager (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2013).

10.30	Loan and Security Agreement, dated January 16, 2015, between CollabRx, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on January 22, 2015).

10.31	Agreement, dated January 16, 2015, between CollabRx, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2015).

10.32	Parent Support Agreement, dated April 15, 2015, between Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.33	Form of Company Support Agreement, dated April 15, 2015, between CollabRx, Inc. and certain Medytox Solutions, Inc. stockholders identified therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.34	Stockholders Agreement, dated April 15, 2015, among CollabRx, Inc., Thomas R. Mika and certain Medytox Solutions, Inc. stockholders identified therein (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.35**	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.36**	Agreement regarding Termination of Employment, dated April 15, 2015, among CollabRx, Inc., Medytox Solutions, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.37**	Form of Employment Agreement among New Sub, CollabRx, Inc. and Thomas R. Mika (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.38**	Form of Employment Agreement among New Sub, CollabRx, Inc. and Clifford Baron (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015).

10.39	Agreement, dated August 22, 2011, among Trident Laboratories, Inc., its shareholders and Medytox Institute of Laboratory Medicine, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on November 4, 2011).

10.40	Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on November 4, 2011).

10.41	Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on December 12, 2011).

10.42	Convertible Promissory Note, dated as of December 6, 2011, issued by Medytox Solutions, Inc. to Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on December 12, 2011).

10.43	Security Agreement, dated as of December 6, 2011, among Medytox Solutions, Inc., Medytox Management Solutions Corp., Medytox Institute of Laboratory Medicine, Inc. and Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on December 12, 2011).

10.44	Membership Interest Purchase Agreement, dated as of February 16, 2012, between Marylu Villasenor Hall and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on February 17, 2012).

10.45	Secured Promissory Note, dated February 16, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on February 17, 2012).

10.46	Senior Secured Revolving Credit Facility Agreement, dated as of April 30, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.47	Revolving Promissory Note, dated April 30, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.48	Guaranty Agreement, dated as of April 30, 2012, by Medytox Medical Marketing & Sales, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.49	Guaranty Agreement, dated as of April 30, 2012, by Medytox Diagnostics, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.50	Guaranty Agreement, dated as of April 30, 2012, by PB Laboratories, LLC in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.51	Security Agreement, dated as of April 30, 2012, between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.52	Security Agreement, dated as of April 30, 2012, between Medytox Medical Marketing & Sales, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.7 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.53	Security Agreement, dated as of April 30, 2012, between Medytox Diagnostics, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.8 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.54	Security Agreement, dated as of April 30, 2012, between PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.9 to Medytox’s Current Report on Form 8-K/A filed with the SEC on May 21, 2012).

10.55	Amendment No. 1 to Senior Secured Revolving Credit Facility, dated as of July 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on August 15, 2012).

10.56	Amended and Restated Revolving Promissory Note, dated July 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on August 15, 2012).

10.57	Amendment to Convertible Promissory Note, dated as of July 27, 2012, between Medytox Solutions, Inc. and Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on August 15, 2012).

10.58	Amendment to Security Agreement, dated as of July 27, 2012, among Medytox Solutions, Inc., Medytox Medical Management Solutions Corp. and Medytox Institute of Laboratory Medicine, Inc. in favor of Valley View Drive Associates, LLC (incorporated by reference to Exhibit 10.5 to Medytox’s Current Report on Form 8-K filed with the SEC on August 15, 2012).

10.59	Membership Interest Purchase Agreement, dated as of October 31, 2012, between Medytox Diagnostics, Inc. and Marylu Villasenor Hall (incorporated by reference to Exhibit 10.10 to Medytox’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012 filed with the SEC on November 21, 2012).

10.60	Secured Promissory Note, dated October 31, 2012, issued by Medytox Diagnostics, Inc. to Marylu Villasenor Hall (incorporated by reference to Exhibit 10.11 to Medytox’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012 filed with the SEC on November 21, 2012).

10.61	Amendment No. 2 to Senior Secured Revolving Credit Facility Agreement, dated as of October 31, 2012, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on December 17, 2012).

10.62	Amended and Restated Revolving Promissory Note, dated October 31, 2012, issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on December 17, 2012).

10.63	Stock Purchase Agreement, dated as of December 7, 2012, between Luisa G. Suarez and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.64	Stock Purchase Agreement, dated as of December 7, 2012, between Balbino Suarez and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.65	Secured Promissory Note, dated December 7, 2012, issued by Medytox Diagnostics, Inc. to Balbino Suarez (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.66	Guarantee of Medytox Solutions, Inc., dated December 7, 2012, of Secured Promissory Note issued to Balbino Suarez (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.67**	Option Agreement, dated as of December 31, 2012, between Joseph Fahoome and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on January 15, 2013).

10.68**	Option Agreement, dated as of December 31, 2012, between Robert Kuechenberg and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on January 15, 2013).

10.69	Amendment No. 3 to Senior Secured Revolving Credit Facility Agreement, dated as of February 28, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.70	Amended and Restated Revolving Promissory Note, dated February 28, 2013, by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.71	Guaranty Agreement, dated as of January 22, 2013, by Biohealth Medical Laboratory, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.72	Security Agreement, dated as of January 22, 2013, between Biohealth Medical Laboratory, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.73	Guaranty Agreement, dated as of February 28, 2013, by Advantage Reference Labs, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox’s Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.74	Security Agreement, dated as of February 28, 2013, between Advantage Reference Labs, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox’s Current Report on Form 8-K filed with the SEC on March 15, 2013).

10.75**	Consulting Agreement, dated May 25, 2011, between Seamus Lagan and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.37 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.76**	Consulting Agreement, dated October 3, 2011, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.38 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.77**	Consulting Agreement, dated as of October 1, 2012, between Alcimede LLC and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.39 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.78**	Employment Agreement, dated as of October 1, 2012, between Medytox Solutions, Inc. and Dr. Thomas F. Mendolia (incorporated by reference to Exhibit 10.45 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.79	Stock Purchase Agreement, dated as of January 1, 2013, among Bill White, Jackson R. Ellis and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.46 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.80	Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Bill White (incorporated by reference to Exhibit 10.47 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.81	Secured Promissory Note, dated January 1, 2013, issued by Medytox Diagnostics, Inc. to Jackson R. Ellis (incorporated by reference to Exhibit 10.48 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.82	Promissory Note, dated March 13, 2013, issued by Alethea Laboratories, Inc. to Summit Diagnostics, LLC (incorporated by reference to Exhibit 10.49 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.83	Membership Interest Purchase Agreement, dated as of January 14, 2013, as amended, among Reginald Samuels, Ralph Perricelli and Medytox Diagnostics, Inc. (incorporated by reference to Exhibit 10.50 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.84	Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Reginald Samuels (incorporated by reference to Exhibit 10.51 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.85	Convertible Debenture, dated April 4, 2013, issued by Medytox Solutions, Inc. to Ralph Perricelli (incorporated by reference to Exhibit 10.52 to Medytox’s Annual Report on Form 10-K filed with the SEC on April 16, 2013).

10.86**	Option Agreement, effective as of April 19, 2013, between Christopher E. Diamantis and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on April 26, 2013).

10.87**	Option Agreement, effective as of April 19, 2013, between Benjamin Frank and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on April 26, 2013).

10.88	Amendment No. 4 to Senior Secured Revolving Credit Facility Agreement, dated as of June 30, 2013, among Medytox Solutions, Inc., Medytox Medical Marketing & Sales, Inc., Medytox Diagnostics, Inc., PB Laboratories, LLC, Biohealth Medical Laboratory, Inc., Advantage Reference Labs, Inc., International Technologies, LLC, Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.89	Fourth Amended and Restated Revolving Promissory Note, dated June 30, 2013 (effective date July 15, 2013), issued by Medytox Solutions, Inc. to TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.90	Guaranty Agreement, dated as of July 15, 2013, by International Technologies, LLC in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.91	Security Agreement, dated as of July 15, 2013, between International Technologies, LLC and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.92	Guaranty Agreement, dated as of July 15, 2013, by Alethea Laboratories, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.5 to Medytox’s Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.93	Security Agreement, dated as of July 15, 2013, between Alethea Laboratories, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.6 to Medytox’s Current Report on Form 8-K filed with the SEC on July 24, 2013).

10.94	Amendment, dated July 12, 2013, to the Agreement, dated August 22, 2011, among Medical Billing Choices, Inc., its shareholders and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.53 to Medytox’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 14, 2013).

10.95**	Form of Medytox Solutions, Inc. 2013 Incentive Compensation Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on March 19, 2014).

10.96	Stock Purchase Agreement, dated as of March 18, 2014, by and among Clinlab, Inc., Daniel Stewart, James A. Wilson, Medytox Information Technology, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.65 to Medytox’s Annual Report on Form 10-K filed with the SEC on March 31, 2014).

10.97	Form of Purchase Option Agreement between Medytox Solutions, Inc., and each holder of Series B Preferred Stock (incorporated by reference to Exhibit 10.66 to Medytox’s Annual Report on Form 10-K filed with the SEC on March 31, 2014).

10.98**	Consulting Agreement, dated March 15, 2014, between Medytox Solutions, Inc. and SS International Consulting, Ltd. (incorporated by reference to Exhibit 10.67 to Medytox’s Annual Report on Form 10-K filed with the SEC on March 31, 2014).

10.99	Stock Purchase Agreement, dated as of August 26, 2014, by and among Epinex Diagnostics Laboratories, Inc., Epinex Diagnostics, Inc., Medytox Diagnostics, Inc. and Medytox Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on August 28, 2014).

10.100**	Agreement for the Retirement as CEO and Release of Any and All Claims by and between Medytox Solutions, Inc. and William G. Forhan, dated August 26, 2014, effective as of September 11, 2014 (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 12, 2014).

10.101**	Amendment to Consulting Agreement, by and between Medytox Solutions, Inc. and Alcimede LLC, dated as of September 11, 2014 (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 12, 2014).

10.102**	Employment Agreement by and between Medytox Solutions, Inc. and Samuel R. Mitchell, dated as of February 4, 2015 (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on February 18, 2015).

10.103**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2011).

10.104**	Amendment to Consulting Agreement, by and between SS International Consulting, Ltd. and Medytox Solutions, Inc., dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.105**	Employment Agreement, dated as of September 9, 2015, between Medytox Solutions, Inc. and Jason P. Adams (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.106**	Amendment to Employment Agreement, dated as of June 16, 2015, between Medytox Solutions, Inc. and Sharon Hollis (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.107	Securities Purchase Agreement, effective September 11, 2015, by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.1 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.108	Form of Guaranty Agreement (incorporated by reference to Exhibit 10.2 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.109	Security Agreement, effective September 11, 2015, by and between Medytox Solutions, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.3 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.110	Form of Security Agreement (incorporated by reference to Exhibit 10.4 to Medytox’s Current Report on Form 8-K filed with the SEC on September 18, 2015).

10.111**	Medytox Solutions, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to Medytox’s Registration Statement on Form S-8 filed with the SEC on December 23, 2013).

10.112**	Amendment to the Tegal Corporation 2007 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-210909) filed with the SEC on April 25, 2016).

10.113**	Consulting Agreement, dated August 1, 2015, between Medytox Solutions, Inc. and Monarch Capital, LLC (incorporated by reference to Exhibit 10.112 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 17, 2016).

10.114	Prepaid Forward Purchase Agreement, dated as of March 31, 2016, by and between Racine FundingCo., LLC and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC (incorporated by reference to Exhibit 10.114 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 7, 2016).

10.115	Form of Exchange Agreement, dated July 11, 2016 (incorporated by reference to Exhibit 10.115 of the Company’s Registration Statement on Form S-1 (File No. 333-211515) filed with the SEC on July 12, 2016).

10.116	Securities Purchase Agreement, dated as of September 15, 2016 (incorporated by reference to Exhibit 10.116 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

10.117	Form of Note in connection with the Securities Purchase Agreement (incorporated by reference to Exhibit 10.117 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2016).

10.118	Stock Purchase Agreement, dated as of September 29, 2016, by and among Genomas, Inc., the Sellers set forth in Schedule D thereto, Medytox Diagnostics, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.119 of the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2016).

10.119**	Executive Transition and Separation Agreement and General Release, dated September 28, 2016, between Rennova Health, Inc. and Jason Adams (incorporated by reference to Exhibit 10.120 of the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2016).

10.120	Form of Share Redemption Agreement (incorporated by reference to Exhibit 10.120 of the Company’s Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 16, 2016).

10.121	Asset Purchase Agreement, dated as of October 26, 2016, by and among Pioneer Health Services of Oneida LLC, Pioneer Health Services of Oneida Real Estate LLC, and Rennova Health, Inc., as amended by Amendment No. 1 to the Asset Purchase Agreement, dated as of December 31, 2016, and as further amended by Amendment No. 2 to the Asset Purchase Agreement, dated as of January 6, 2017 (incorporated by reference to Exhibit 10.121 of the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2017).

10.122	Securities Purchase Agreement, dated January 29, 2017, between Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.122 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2017).

10.123	Original Issue Discount Convertible Debenture due May 2, 2017 (incorporated by reference to Exhibit 10.123 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).

10.124	Subsidiary Guarantee between the subsidiaries of the Company party thereto and Sabby Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.125 of the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2017).

10.125	Securities Purchase Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.126 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.126	Form of Senior Secured Original Issue Discount Convertible Debenture (incorporated by reference to Exhibit 10.127 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.127	Form of Security Agreement (incorporated by reference to Exhibit 10.129 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.128	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.130 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.129	Exchange Agreement, dated as of March 15, 2017, between Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.131 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017).

10.130	Side Letter, dated March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.138 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.131	Security Agreement, dated as of March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.139 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.132	Guaranty Agreement, dated as of March 20, 2017, by Rennova Health, Inc. in favor of TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.140 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.133	Intercreditor Agreement, dated as of March 20, 2017, between Sabby Management, LLC, as Agent, and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.141 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.134	Services Agreement, dated as of March 20, 2017, between Rennova Health, Inc. and TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.142 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

10.135	Securities Purchase Agreement, dated as of June 2, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.135 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).

10.136	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.136 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).

10.137	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.138 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2017).

10.138	Securities Purchase Agreement, dated as of June 21, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.139 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).

10.139	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.140 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).

10.140	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.142 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017).

10.141	Amendment, dated July 10, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.143 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2017).

10.142	Securities Purchase Agreement, dated as of July 16, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.144 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).

10.143	Form of Original Issue Discount Debenture (incorporated by reference to Exhibit 10.145 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).

10.144	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.147 of the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017).

10.145	Form of Rennova Health, Inc. 2007 Incentive Award Plan Grant Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2017).

10.146	Securities Purchase Agreement, dated as of August 31, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.147 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).

10.147	Form of Senior Secured Original Issue Discount Convertible Debenture (incorporated by reference to Exhibit 10.148 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).

10.148	Form of Exchange Agreement, dated as of August 31, 2017, between Rennova Health, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.150 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2017).

10.149	Subsidiary Guarantee, dated as of September 19, 2017, by the Subsidiary Guarantors party thereto, in favor of the Purchasers (incorporated by reference to Exhibit 10.156 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

10.150	Consent, dated as of September 19, 2017, by TCA Global Credit Master Fund, LP (incorporated by reference to Exhibit 10.157 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

10.151	Amendment, dated as of October 16, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.158 of the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2017).

10.152	Second Amendment, dated as of October 19, 2017, among Rennova Health, Inc. and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.159 of the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2017).

10.153	Form of Exchange Agreement, dated as of October 30, 2017, between Rennova Health, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.160 of the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2017).

10.154	Securities Purchase Agreement, dated as of October 30, 2017, between Rennova Health, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.161 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017).

10.155	Asset Purchase Agreement, dated as January 31, 2018, by and among HMA Fentress County General Hospital, LLC, Jamestown HMA Physician Management, LLC, Jamestown TN Medical Center, Inc., CHS/Community Health Systems, Inc. and Rennova Health, Inc. (incorporated by reference to Exhibit 10.162 of the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2018).

10.156	Common Stock Purchase Agreement, dated as of February 14, 2018, by and among Rennova Health, Inc. and the purchasers named on the signature pages thereto (incorporated by reference to Exhibit 10.163 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018).

10.157	Form of Additional Issuance Agreement, dated as of March 5, 2018 (incorporated by reference to Exhibit 10.164 of the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2018).

10.158	Amendment to Prepaid Forward Purchase Agreement, dated as of March 24, 2017, between Racine FundingCo, LLC, on the one hand, and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC, on the other hand, and Christopher Diamantis, as Guarantor (incorporated by reference to Exhibit 10.165 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2018).

10.159	Second Amendment to Prepaid Forward Purchase Agreement, dated as of March 30, 2018, between Racine FundingCo, LLC, on the one hand, and Rennova Health, Inc., Biohealth Medical Laboratory, Inc. and PB Laboratories, LLC, on the other hand, and Christopher Diamantis, as Guarantor (incorporated by reference to Exhibit 10.166 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2018).

10.160	Form of Additional Issuance Agreement, dated as of May 13, 2018 (incorporated by reference to Exhibit 10.166 of the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2018).

10.161	Form of Additional Issuance Agreement, dated as of May 20, 2018 (incorporated by reference to Exhibit 10.167 of the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2018).

10.162	Form of Additional Issuance Agreement, dated as of June 27, 2018 (incorporated by reference to Exhibit 10.168 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018).

10.163	Form of Additional Issuance Agreement, dated as of July 16, 2018 (incorporated by reference to Exhibit 10.169 of the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2018).

10.164	Exchange Agreement, dated as of July 23, 2018, between Rennova Health, Inc. and Alcimede LLC (incorporated by reference to Exhibit 10.170 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).

10.165	Series B Warrant Extension Agreement, dated September 14, 2018, between Rennova Health, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.171 of the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2018).

10.166	Asset Purchase Agreement, dated as of February 22, 2019, by and among Jellico Community Hospital, Inc., CarePlus Rural Health Clinic, LLC, Jellico Medical Center, Inc., Community Hospital Corporation and Rennova Health, Inc. (incorporated by reference to Exhibit 10.173 of the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019).

10.167	Form of Bridge Debenture Agreement, dated as of May 12, 2019 (incorporated by reference to Exhibit 10.173 of the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2019).

10.168	Form of Bridge Debenture Agreement, dated as of June 13, 2019 (incorporated by reference to Exhibit 10.174 of the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2019).

10.169	Form of Bridge Debenture Agreement, dated as of June 24, 2019 (incorporated by reference to Exhibit 10.175 of the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2019).

10.170	Form of Promissory Note, dated September 27, 2019 (incorporated by reference to Exhibit 10.176 of the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2019).

21	List of Subsidiaries of the Registrant (2)

23.1	Consent of Independent Public Accounting Firm – Haynie & Company (2)

23.2	Consent of Independent Public Accounting Firm – Green & Company, CPAs (2)

31.1	Section 302 Certification of the Chief Executive Officer (2)

31.2	Section 302 Certification of the Interim Chief Financial Officer (2)

32.1	Section 906 Certification of the Chief Executive Officer (3)

32.2	Section 906 Certification of the Interim Chief Financial Officer (3)

101.INS	XBRL Instance Document. (2)

101.SCH	XBRL Taxonomy Extension Schema Document. (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

(1)	The exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Rennova Health, Inc. will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

(2)	Filed herewith

(3)	Furnished herewith

**	Management contract for compensatory plan or arrangement.

