Form 10-Q
period 2019-03-31
Rennova Health, Inc.
filed 2019-11-12
CIK 931059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 001-35141

RENNOVA HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0370244
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

931 Village Boulevard, Suite 905 West Palm Beach, FL	33409
(Address of principal executive offices)	(Zip Code)

(561) 855-1626

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of September 30, 2019, the registrant had 8,398,936,775 shares of its Common Stock, $0.0001 par value, outstanding.

RENNOVA HEALTH, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2019

RENNOVA HEALTH, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash	$10,007	$6,870
Accounts receivable, net	4,105,252	3,811,749
Inventory	677,859	453,402
Prepaid expenses and other current assets	19,746	78,820
Income tax refunds receivable	631,077	631,077
Current assets of AMSG and HTS classified as held for sale	158,091	140,352
Total current assets	5,602,032	5,122,270

Property and equipment, net	8,847,033	8,526,904
Right-of-use operating lease assets	430,699	-
Intangibles, net	509,443	259,443
Deposits	209,080	278,864
Non-current assets of AMSG and HTS classified as held for sale	14,448	11,819

Total assets	$15,612,735	$14,199,300

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (includes related parties amount of $0.4 million and $0.4 million, respectively)	$11,021,431	$8,155,955
Checks issued in excess of bank account balance	251,271	109,695
Accrued expenses (includes related parties amount of $0.4 million and $0.3 million, respectively)	12,593,914	10,711,281
Income taxes payable	1,370,651	1,400,651
Current portion of notes payable	7,077,992	7,083,505
Current portion of notes payable, related party	1,513,788	800,000
Current portion right-of-use operating lease obligations	191,000	-
Current portion of capital lease obligations	659,729	730,665
Current portion of debentures	17,329,777	12,776,316
Derivative liabilities	455,336	350,260
Current liabilities of AMSG and HTS classified as held for sale	2,504,156	2,297,846
Total current liabilities	54,969,045	44,416,174

Other liabilities:
Right-of-use operating lease obligations, net of current portion	239,699	-
Capital lease obligations, net of current portion	28,738	31,543
Total liabilities	55,237,482	44,447,717

Commitments and contingencies

Redeemable Preferred Stock - Series I-1	5,835,294	5,835,294
Redeemable Preferred Stock - Series I-2	2,440,273	3,084,153

Stockholders’ deficit:
Series G preferred stock, $0.01 par value, 14,000 shares authorized, 215 shares issued and outstanding	2	2
Series H preferred stock, $0.01 par value, 14,202 shares authorized, 10 shares issued and outstanding	-	-
Series F preferred stock, $0.01 par value, 1,750,000 shares authorized, 1,750,000 shares issued and outstanding	17,500	17,500
Series J preferred stock, $0.01 par value, 250,000 shares authorized, 250,000 shares issued and outstanding	2,500	2,500
Common stock, $0.0001 par value, 10,000,000,000 shares authorized, 3,503,882,657 and 128,567,273 shares issued and outstanding	350,388	12,857
Additional paid-in-capital	504,078,893	375,845,883
Accumulated deficit	(552,349,597)	(415,046,606)
Total stockholders’ deficit	(47,900,314)	(39,167,864)
Total liabilities and stockholders’ deficit	$15,612,735	$14,199,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Net revenues	$5,190,650	$1,601,661

Operating expenses:
Direct costs of revenue	4,164,400	2,089,366
General and administrative	5,276,136	2,890,804
Depreciation and amortization	223,586	333,515
Total operating expenses	9,664,122	5,313,685

Loss from continuing operations before other income (expense) and income taxes	(4,473,472)	(3,712,024)

Other income (expense):
Other income (expense)	(884,280)	11,969
Gain on bargain purchase	250,000	-
Change in fair value of derivative instruments	(105,076)	(139,779,232)
Interest expense	(7,719,967)	(3,307,014)
Total other income (expense), net	(8,459,323)	(143,074,277)

Net loss from continuing operations before income taxes	(12,932,795)	(146,786,301)

Provision for income taxes	-	76

Net loss from continuing operations	(12,932,795)	(146,786,377)

Net (loss) income from discontinued operations	(508,609)	421,793

Net loss	(13,441,404)	(146,364,584)
Deemed dividend from trigger of down round provision feature	(123,861,587)	-
Net loss to common shareholders	$(137,302,991)	$(146,364,584)

Net (loss) income per common share:
Basic and diluted: continuing operations	$(0.10)	$(330.69)
Basic and diluted: discontinued operations	-	$0.95

Total Basic and diluted	$(0.10)	$(329.74)
Weighted average number of common shares outstanding during the period:
Basic and diluted	1,404,610,862	443,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2019

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2018	2,000,225	$20,002	128,567,273	$12,857	$375,845,883	$(415,046,606)	$(39,167,864)
Conversion of Series I-2 Preferred Stock into common stock	-	-	3,255,700,000	325,570	318,310	-	643,880
Common stock issued in cashless exercise of warrants	-	-	119,615,384	11,961	(11,961)	-	-
Modification of warrants	-	-	-	-	4,056,424	-	4,056,424
Stock based compensation	-	-	-	-	8,650	-	8,650
Deemed dividend from trigger of down round provision feature	-	-	-	-	123,861,587	(123,861,587)	-
Net loss	-	-	-	-	-	(13,441,404)	(13,441,404)
Balance at March 31, 2019	2,000,225	$20,002	3,503,882,657	$350,388	$504,078,893	$(552,349,597)	$(47,900,314)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2018

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at December 31, 2017	1,750,275	$17,502	39,501	$4	$128,566,960	$(169,180,425)	$(40,613,461)
Common stock issued in cashless exercise of warrants	-	-	151,200	15	(15)	-	-
Conversion of debentures into common stock	-	-	666,621	67	3,056,607	-	3,056,674
Stock-based compensation	-	-	-	-	24,196	-	24,196
Restricted stock issued to employees	-	-	142,667	14	641,096	-	641,110
Shares returned to treasury	-	-	(5)	(-)	-	-	-
Beneficial conversion feature of Series 1-2 preferred stock	-	-	-	-	(651,562)	-	(651,562)
Net loss	-	-	-	-	-	(146,364,584)	(146,364,584)
Balance at March 31, 2018	1,750,275	$17,502	999,984	$100	$131,637,282	$(315,545,009)	$(183,907,627)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss from continuing operations	$(12,932,795)	$(146,786,377)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	223,586	333,515
Stock-based compensation	8,650	665,307
Amortization of debt discount	3,458,021	4,522,329
Modification of warrants	4,056,424	-
Penalty for non-payment of debenture	595,440	-
Change in fair value of derivative instruments	105,076	139,779,232
Loss on sale of receivables to factor	305,400	-
Non-cash gain on assets	(1,398)	-
Bargain purchase gain for Jellico Community Hospital and CarePlus Center	(250,000)	-
(Loss) income from discontinued operations	(508,609)	421,793
Changes in operating assets and liabilities:
Accounts receivable	(1,059,478)	(130,449)
Inventory	92,970	(14,115)
Prepaid expenses and other current assets	59,074	(25,508)
Security deposits	69,784	(12,128)
Accounts payable and checks issued in excess of bank balance	3,007,052	416,445
Accrued expenses	1,723,743	(835,638)
Income tax assets and liabilities	(30,000)	22,660
Net cash used in operating activities of continuing operations	(1,077,060)	(1,642,934)
Net cash provided by (used in) operating activities of discontinued operations	185,942	(698,259)
Net cash used in operating activities	(891,118)	(2,341,193)

Cash flows from investing activities:
Purchase of Jellico Community Hospital and CarePlus Center	(658,537)	-
Purchase of property and equipment	(42,317)	(301)
Net cash used in investing activities of continuing operations	(700,854)	(301)
Net cash provided by investing activities of discontinued operations	-	800,000
Net cash (used in) provided by investing activities	(700,854)	799,699

Cash flows from financing activities:
Proceeds from issuance of related party note payable and advances	1,373,788	1,050,000
Payments on related party note payable and advances	(660,000)	(1,110,000)
Proceeds from issuance of debentures	500,000	2,000,000
Payments on notes payable	(5,513)	-
Proceeds from receivables sold to factor	570,000	-
Receivables paid to factor	(109,425)	-
Payments on capital lease obligations	(73,741)	(363,410)
Net cash provided by financing activities of continuing operations	1,595,109	1,576,590
Net cash used in financing activities of discontinued operations	-	-
Net cash provided by financing activities	1,595,109	1,576,590

Net increase in cash	3,137	35,096

Cash at beginning of period	6,870	-

Cash at end of period	$10,007	$35,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENNOVA HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and 2018

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

Reverse Stock Split

On November 5, 2018, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-500 reverse stock split effective November 12, 2018 (the “Reverse Stock Split”). The stockholders of the Company had approved the amendment to the Company’s Certificate of Incorporation on August 22, 2018 for the Reverse Stock Split. The Company’s stockholders had granted authorization to the Board of Directors to determine in its discretion the specific ratio, subject to limitations, and the timing of the reverse split within certain specified effective dates.

As a result of the Reverse Stock Split, every 500 shares of the Company’s then outstanding common stock was combined and automatically converted into one share of the Company’s common stock on November 12, 2018. In addition, the conversion and exercise prices of all of the Company’s outstanding preferred stock, common stock purchase warrants, stock options, restricted stock, equity incentive plans and convertible notes payable were proportionately adjusted at the applicable reverse split ratio in accordance with the terms of such instruments. In addition, proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as a result of cash paid in lieu of fractional shares as no fractional shares were issued in connection with the Reverse Stock Split.

All share, per share and capital stock amounts as of and for the three months ended March 31, 2018 have been restated to give effect to the Reverse Stock Split.

In addition, on September 18, 2018, the Company amended its Certificate of Incorporation to have the authority to issue 10,000,000,000 shares of common stock and the par value of the Company’s common stock was decreased from $0.01 per share to $0.0001 per share. No additional change was made to the terms of the Company’s common stock as a result of the November 12, 2018 reverse stock split and no change was made to the authorized preferred stock, which remains at 5,000,000 shares of preferred stock, par value $0.01 per share.

The Reverse Stock Split provided sufficient authorized and unissued shares to allow for the Company’s outstanding and otherwise equity classified instruments to be classified in equity. As a result, the fair value of these instruments was evaluated for reclassification and, as a result, during the third quarter of 2018, the Company reclassified its derivative liabilities previously reported as a current liability to derivative income. On October 4, 2019, the Board of Directors authorized the issuance and sale of certain shares of its Series K Convertible Preferred Stock to Alcimede LLC (“Alcimede”), a related party, as more fully discussed in Note 9. The Board considered all options to secure additional financing required to continue operations and determined this authorization to be necessary to secure needed financing in the required time frame. As a result of this authorization, as of the date of filing this report, the Company believes that it has the ability to have sufficient authorized shares of its common stock to cover all potentially dilutive common shares outstanding.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on October 21, 2019. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2019, and the results of its operations, changes in stockholders’ deficit and cash flows for the three months ended March 31, 2019 and 2018. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2019 may not be indicative of results for the year ending December 31, 2019.

Principles of Consolidation

The accompanying condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) include the accounts of Rennova and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation.

Reclassification

For the three months ended March 31, 2018, the Company has presented the proceeds from related party notes payable and advances that were previously netted against payments on related party notes payable and advances as a separate line item on the Statement of Cash Flows. This reclassification did not have an effect on total cash flow from financing activities for the three months ended March 31, 2018.

Comprehensive Loss

During the three months ended March 31, 2019 and 2018, comprehensive loss was equal to the net loss amounts presented in the accompanying condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include the estimates of fair values of assets acquired and liabilities assumed in business combinations, including hospital acquisitions, reserves, contractual allowances and write-downs related to receivables and inventories, the recoverability of long-lived assets, stock based compensation, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, including modifications thereof, deemed dividends and debt discounts, among others. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had minimal cash equivalents at March 31, 2019 and December 31, 2018.

Revenue Recognition

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). There were no adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds related primarily to cost reports filed during the three months ended March 31, 2019 and 2018.

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

The collection of outstanding receivables for Medicare, Medicaid, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Implicit price concessions relate primarily to amounts due directly from patients. Estimated implicit price concessions are recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. The estimates for implicit price concessions are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical write-offs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and write-off data. We believe our quarterly updates to the estimated contractual allowance amounts at each of our hospital facilities provide reasonable estimates of our revenues and valuations of our accounts receivable. At March 31, 2019 and December 31, 2018, estimated contractual allowances of $32 million and $63 million, respectively, had been recorded as reductions to our accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expect to collect.

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

Total gross revenues for Hospital and Clinical Laboratory Operations were reduced by approximately $1.6 million and $0.6 million for bad debt for the three months ended March 31, 2019 and 2018, respectively. After bad debt and contractual and related allowance adjustments to revenues of $33.4 million and $7.5 million, for the three months ended March 31, 2019 and 2018, respectively, we reported net revenues of $5.2 million and $1.6 million. We continue to review the provision for bad debt and contractual and related allowances

Leases, Including the Adoption of ASU No. 2016-02

We adopted ASU No. 2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the balance sheet, effective January 1, 2019, using the modified retrospective approach. Prior period financial statement amounts and disclosures have not been adjusted to reflect the provisions of the new standard. We elected the package of transition provisions available which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related right-of-use assets and right-of-use obligations at the present value of lease payments over the term. We do not separate lease and nonlease components of contracts. Our operating and finance leases are more fully discussed in Note 10.

Derivative Financial Instruments and Fair Value, Including the Adoption of ASU 2017-11

We account for warrants issued in conjunction with the issuance of common stock and certain convertible debt instruments in accordance with the guidance contained in Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”) and ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). For warrant instruments and conversion options embedded in promissory notes that are not deemed to be indexed to the Company’s own stock, we classified such instruments as liabilities at their fair values at the time of issuance and adjusted the instruments to fair value at each reporting period. These liabilities were subject to re-measurement at each balance sheet date until extinguished either through conversion or exercise, and any change in fair value was recognized in our statement of operations. The fair values of these derivative and other financial instruments had been estimated using a Black-Scholes model and other valuation techniques.

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

The Company has early adopted this accounting standard update. The cumulative effect of the adoption of ASU 2017-11 resulted in the reclassification of the derivative liability recorded of $56 million and the reversal of $41 million of interest expense recorded in the Company’s first fiscal quarter of 2017. The remaining $16 million was offset to additional paid in capital (discount on convertible debenture). Additionally, the Company recognized a deemed dividend from the trigger of the down round provision feature of $53.3 million of which $51 million of the deemed dividend was recorded retrospectively as of the beginning of the issuance of the debentures issued in March 2017 where the initial derivative liability was recorded as a result of the down round provision feature. A deemed dividend of $231.8 million was recorded for the year ended December 31, 2018 and a deemed dividend of $123.9 million was recorded during the three months ended March 31, 2019 as a result of down round provision features. See Note 11 for an additional discussion of derivative financial instruments.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings (loss) per share of common stock is calculated by dividing net (loss) earnings allocable to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted earnings (loss) per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation when their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss. See Note 3 for the computation of earnings (loss) per share for the three months ended March 31, 2019 and 2018.

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

The Company had a working capital deficit, an accumulated deficit and a stockholders’ deficit of $49.4 million, $552.3 million and $47.9 million, respectively, at March 31, 2019. In addition, the Company had a net loss of approximately $13.4 million and cash used in operating activities of $0.9 million for the three ended March 31, 2019. The continued losses and other related factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the filing date of this report.

The Company’s unaudited condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. Initial cost savings were realized by reducing the number of laboratory facilities to one for most of its toxicology diagnostics, thereby reducing the number of employees and associated operating expenses. The Company intends to spin off its Advanced Molecular Services Group (“AMSG”) and Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to its shareholders. While these spin offs have taken longer than anticipated, completion of these spin offs is now expected to occur during the first quarter of 2020. The spin offs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission and consents, including under various funding agreements previously entered by the Company. The intent of the spin offs of AMSG and HTS is to create three public companies, each of which can focus on its own strengths and operational plans. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company has reflected amounts relating to AMSG and HTS as disposal groups classified as held for sale and included as part of discontinued operations. AMSG and HTS are no longer included in the segment reporting following the reclassification to discontinued operations. The discontinued operations of AMSG and HTS are described further in Note 17.

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

Note 3 – Loss Per Share

Basic and diluted loss per share is computed by dividing (i) loss available to common stockholders, by (ii) the weighted-average number of shares of common stock outstanding during the period. Basic loss per share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. For each of the three months ended March 31, 2019 and 2018, basic loss per share is the same as diluted loss per share.

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Numerator
Net loss from continuing operations	$(12,932,795)	$(146,786,377)
Deemed dividend from trigger of down round provision feature	(123,861,587)	-
Net loss attributable to common stockholders, continuing operations	$(136,794,382)	$(146,786,377)
Net (loss) income from discontinued operations	(508,609)	421,793
Net loss available to common stockholders	$(137,302,991)	$(146,364,584)

Denominator
Basic and diluted weighted average common shares outstanding	1,404,610,862	443,885

(Loss) income per share, basic and diluted
Basic and diluted, continuing operations	$(0.10)	$(330.69)
Basic and diluted, discontinued operations	$(0.00)	$0.95
Total basic and diluted	$(0.10)	$(329.74)

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2019 and 2018, the following potential common stock equivalents were excluded from the calculation of diluted loss per share as their effect was anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Warrants	634,585,355,377	30,937,267
Convertible preferred stock	87,902,722,060	1,786,197
Convertible debentures	30,570,395,193	1,562,971
Stock options	77	77
	753,058,472,707	34,286,512

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion prices of the outstanding warrants, preferred stock and debentures. In addition, many of these equity-based securities contain exercise or conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 12 and 13). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock. As a result of these down round provisions, the outstanding common stock and potential common stock equivalents totaled 756.6 billion at September 30, 2019. See Notes 13 and 19 regarding a discussion of the Company’s common stock and potential common stock equivalents.

Note 4 – Accounts Receivable

Accounts Receivable Factoring Arrangements

During the three months ended March 31, 2019, the Company entered into an accounts receivable factoring arrangement. Under the terms of the arrangement, the amount of accounts receivable sold on a non-recourse basis, was $0.9 million. The purchase price paid to the Company was $0.6 million, the total origination and other fees incurred by the Company were $30,000 and the Company recorded a loss on sale of the receivables of $0.3 million. As of March 31, 2019, $0.8 million of the outstanding accounts receivable were purchased but not yet paid to the factor. Subsequent to March 31, 2019, the Company entered into four additional factoring arrangements as more fully discussed in Note 19.

Note 5 – Acquisitions

Purchase Agreement Re Jamestown Regional Medical Center

On June 1, 2018, the Company acquired a business engaging in acute hospital care located in Jamestown, Tennessee under an asset purchase agreement. The acquisition also included a separate physician practice which now operates as Mountain View Physician Practice, Inc. This acquisition was made as part of the Company’s business plan to acquire and operate clusters of rural hospitals.

Pursuant to the asset purchase agreement, by and among the Company and Jamestown TN Medical Center, Inc., and HMA Fentress County Hospital, LLC, Jamestown HMA Physician Management, LLC and CHS/Community Health Systems, Inc. (the “Sellers”), the purchase price paid for the transaction was an aggregate of $635,096, which includes closing costs of $35,735, legal costs of approximately $115,000, and other diligence related costs, which were expensed in 2018.

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

The fair value of the assets acquired, net of the liabilities assumed, was approximately $8.2 million. The excess of the aggregate fair value of the net tangible assets acquired over the purchase price was $7.6 million and has been treated as a gain on bargain purchase in accordance with ASC 805.

The following table shows the allocation of the purchase price of Jamestown Regional Medical Center to the acquired identifiable assets acquired, and liabilities assumed:

Total purchase price	$635,096
Tangible and intangible assets acquired, and liabilities assumed at fair value:
Cash	$375
Inventories	450,682
Prepaids and deposits	310,385
Property and equipment	7,129,484
Intangible assets	504,806
Accrued expenses	(193,966)
Net tangible and intangible assets acquired	$8,201,766
Gain on bargain purchase	$7,566,670

As reflected in the table above, the total value of intangible assets acquired in the Jamestown acquisition was $504,806, which included a certificate of need valued at $259,443 and a non-compete intangible asset valued at $245,363. The certificate of need has an indefinite life. During the year ended December 31, 2018, the Company determined that the fair value of the non-compete intangible asset, which was being amortized over two years, was fully impaired and, accordingly, the Company recorded an impairment of approximately $0.2 million in December 31, 2018.

Purchase Agreement re Jellico Community Hospital and CarePlus Center

Effective March 5, 2019, the Company acquired certain assets related to Jellico Community Hospital and CarePlus Center. Jellico Community Hospital is a fully operational 54-bed acute care facility that offers comprehensive services, including diagnostic imaging, radiology, surgery (general, gynecological and vascular), nuclear medicine, wound care and hyperbaric medicine, intensive care, emergency care and physical therapy. The CarePlus Center offers sophisticated testing capabilities and compassionate care, all in a modern, patient-friendly environment. Services include diagnostic imaging services, x-ray, mammography, bone densitometry, computed tomography (CT), ultrasound, physical therapy and laboratory services on a walk-in basis.

The purchase price was $658,537. This purchase price was made available by Mr. Diamantis. The total cost of the acquisition is estimated to be $908,537, including $250,000 of diligence, legal and other costs associated with the acquisition. The acquisition costs will be fully expensed in 2019.

The preliminary fair value of the purchase consideration paid to the sellers was allocated to the net tangible and intangible assets acquired. The Company accounted for the acquisition as a business combination under U.S. GAAP. In accordance with the acquisition method of accounting under ASC 805 the assets acquired, and liabilities assumed were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company.

The Company is currently undertaking a valuation study to determine the fair value of the assets acquired. The preliminary estimated fair value of the assets acquired, net of the liabilities assumed, was approximately $0.9 million. The excess of the aggregate fair value of the net tangible assets acquired over the purchase price is currently estimated to be $0.3 million and has been treated as a gain on bargain purchase in accordance with ASC 805. The gain is primarily due to the value of the intangible assets acquired. In addition, the provisional amounts used for the purchase price allocation are subject to adjustments for a period not to exceed one year from the acquisition date. As a result, upon completion of a valuation study, the gain on bargain purchase presented below may be increased or decreased. The preliminary purchase price allocation was based, in part, on management’s knowledge of hospital operations.

The following table shows the preliminary allocation of the purchase price of Jellico Community Hospital and CarePlus Center to the acquired identifiable assets acquired, and liabilities assumed:

Total purchase price	$658,537
Tangible and intangible assets acquired, and liabilities assumed at estimated fair value:
Inventories	$317,427
Property and equipment	500,000
Intangible asset- certificate of need	250,000
Accrued expenses	(158,890)
Net tangible and intangible assets acquired	$908,537
Gain on bargain purchase	$250,000

The following presents the unaudited pro-forma combined results of operations of the Company and Jamestown Regional Medical Center and Jellico Community Hospital and CarePlus Center as if the acquisitions had occurred on January 1, 2018. The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2018 or to project potential operating results as of any future date or for any future periods.

	Three Months Ended March 31,
	2019	2018

Net revenue	$6,908,270	$8,918,189
Net loss from continuing operations	(13,133,608)	(148,397,145)
Deemed dividend from trigger of down round provision feature	(123,861,587)	—
Net (loss) income from discontinued operations	(508,609)	421,793
Net loss to common stockholders	$(137,503,804)	$(147,975,352)

Net loss per common share:
Basic and diluted continuing operations	$(0.10)	$(334.31)
Basic and diluted net loss	$(0.10)	$(333.36)

Note 6 – Accrued Expenses

Accrued expenses at March 31, 2019 (unaudited) and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Commissions payable	$19,113	$19,113
Sales tax payable	8,016	8,016
Accrued payroll and related liabilities	5,213,999	3,400,052
Accrued property tax	1,734	47,396
Accrued interest	5,686,593	5,464,837
Other accrued expenses	1,664,459	1,771,867
Accrued expenses	$12,593,914	$10,711,281

Accrued expenses at March 31, 2019 and December 31, 2018 include $4.9 million of interest due under the terms of a settlement agreement for a prepaid forward purchase contract related to an accounts receivable financing as more fully discussed in Note 7 and $0.4 million of accrued interest due to Mr. Diamantis.

Note 7 – Notes Payable

The Company and its subsidiaries are party to a number of loans with affiliates and unrelated parties. At March 31, 2019 and December 31, 2018, notes payable consisted of the following:

Notes Payable – Third Parties

	March 31, 2019	December 31, 2018

Loan payable under prepaid forward purchase contract	$5,000,000	$5,000,000

Loan payable to TCA Global Master Fund, LP (“TCA”) in the original principal amount of $3 million at 16% interest (the “TCA Debenture”). Principal and interest payments due in various installments through December 31, 2017	1,741,893	1,741,893

Notes payable to CommerceNet and Jay Tenenbaum in the original principal amount of $500,000, bearing interest at 6% per annum (the “Tegal Notes”). Principal and interest payments due annually from July 12, 2015 through July 12, 2017	336,099	341,612

	7,077,992	7,083,505
Less current portion	(7,077,992)	(7,083,505)
Notes payable - third parties, net of current portion	$-	$-

On March 31, 2016, the Company entered into an agreement to pledge certain of its accounts receivable as collateral against a prepaid forward purchase contract whereby the Company received consideration in the amount of $5.0 million. The receivables had an estimated collectable value of $8.7 million which had been adjusted down to $0 as of December 31, 2017. In exchange for the consideration received, the counterparty received the right to: (i) a 20% per annum investment return from the Company on the consideration, with a minimum repayment term of six months and minimum return of $0.5 million, (ii) all payments recovered from the accounts receivable up to $5.25 million, if paid in full within six months, or $5.5 million, if not paid in full within six months, and (iii) 20% of all payments of the accounts receivable in excess of amounts received in (i) and (ii). On March 31, 2017, to the extent that the counterparty had not been paid $6.0 million, the Company was required to pay the difference. Christopher Diamantes, a director of the Company, guaranteed the Company’s obligation. On March 24, 2017, the Company, the counterparty and Mr. Diamantis, as guarantor, entered into an amendment (the “Amendment”) to extend the Company’s obligation to March 31, 2018. Also, what the counterparty was to receive was amended to equal (a) the $5,000,000 purchase price plus a 20% per annum investment return thereon, plus (b) $500,000, plus (c) the product of (i) the proceeds received from the accounts receivable, minus the amount set forth in clauses (a) and (b), multiplied by (ii) 40%. In connection with the extension, the counterparty received a fee of $1,000,000. On April 2, 2018, the Company, the counterparty and Mr. Diamantis, as guarantor, entered into a second amendment to extend further the Company’s obligation to May 30, 2018. In connection with this further extension, the counterparty received a fee of $100,000. The counterparty instituted an arbitration proceeding under the agreement with regard to the outstanding balance. In December 2018, the Company, Mr. Diamantis and the counterparty entered into a preliminary settlement agreement in connection with the arbitration, with the terms of the settlement agreement revised on March 31, 2019. The Company and Mr. Diamantis agreed to pay the counterparty $2,000,000 on or before April 5, 2019 and an additional $7,694,685 plus interest at 10% per annum on or before May 20, 2019, which date was subsequently amended. On April 5, 2019 and May 31, 2019, Mr. Diamantis made payments totaling $5.0 million on behalf of the Company. The final payment of $4,937,105 was due on or before July 28, 2019. Mr. Diamantis made that payment on behalf of the Company on July 26, 2019. The Company and Mr. Diamantis have now complied with all of their obligations under the settlement agreement. As a result, the Company is obligated to repay Mr. Diamantis a total of $9,937,105. In addition to the $5,000,000 reflected in the table above, $4,937,105 is included on the Balance Sheets in Accrued Expenses at March 31, 2019 and December 31, 2018. Additional amounts owed to Mr. Diamantis are discussed below and in Note 19.

The Company did not make the required monthly principal and interest payments due under the TCA Debenture for the period from October 2016 through March 2017. On February 2, 2017, the Company made a payment to TCA in the amount of $0.4 million, which was applied to accrued and unpaid interest and fees, including default interest, as of the date of payment. On March 21, 2017, the Company made a payment to TCA in the amount of $0.75 million, of which approximately $0.1 million was applied to accrued and unpaid interest and fees in accordance with the terms of the TCA Debenture. Also on March 21, 2017, the Company entered into a letter agreement with TCA, which (i) waived any payment defaults through March 21, 2017; (ii) provided for the $0.75 million payment discussed above; (iii) set forth a revised repayment schedule whereby the remaining principal plus interest aggregating to approximately $2.6 million was to be repaid in various monthly installments from April of 2017 through September of 2017; and (iv) provided for payment of an additional service fee in the amount of $150,000, which was due on June 27, 2017, the day after the effective date of the registration statement filed by the Company; which amount is reflected in accrued expenses at December 31, 2018. In addition, TCA entered into an inter-creditor agreement with the purchasers of the convertible debentures (see Note 8) which sets forth rights, preferences and priorities with respect to the security interests in the Company’s assets. On September 19, 2017, the Company entered into a new agreement with TCA, which extended the repayment schedule through December 31, 2017. The remaining debt to TCA remains outstanding and TCA has made a demand for payment. The parties are currently working to amend the TCA Debenture to extend the maturity although there can be no assurance that the parties will agree to any such extension.

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

Notes Payable – Related Party

	March 31, 2019	December 31, 2018

Loan payable to Christopher Diamantis	$1,513,788	$800,000

Total notes payable, related party	1,513,788	800,000

Less current portion of notes payable, related party	(1,513,788)	(800,000)
Total notes payable, related party, net of current portion	$-	$-

During the year ended December 31, 2018, the Company borrowed $3.3 million from Christopher Diamantis and incurred interest of $0.3 million and repaid $4.0 million, including interest of $0.2 million. The loan payable balance, which bears interest at a rate of 10% on all amounts funded, was $0.8 million on December 31, 2018 and accrued interest was $0.2 million.

During the three months ended March 31, 2019, Mr. Diamantis advanced the Company: (i) $0.7 million for the purchase of Jellico Community Hospital as more fully discussed in Note 5; $0.1 million for fees and expenses incurred in connection with the settlement of the prepaid forward purchase contract (see the discussion of the settlement of this contract above); and $0.6 million for working capital purposes. During the three months ended March 31, 2019, we accrued interest of $0.1 million on the advances from Mr. Diamantis and we repaid $0.7 million to Mr. Diamantis. Interest accrues on loans from Mr. Diamantis at a rate of 10% on all amounts funded. See Note 19 for the discussion of additional advances made to the Company by Mr. Diamantis subsequent to March 31, 2019.

Note 8 – Debentures

The carrying amount of all outstanding debentures as of March 31, 2019 (unaudited), and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
Debentures	$20,230,240	$19,034,800
Discount on Debentures	(2,893,148)	(6,247,469)
Deferred financing fees	(7,315)	(11,015)
	17,329,777	12,776,316
Less current portion	(17,329,777)	(12,776,316)
Debentures, long-term	$-	$-

Payment on all outstanding debentures of $20.2 million at March 31, 2019 is due in 2019. As of March 31, 2019, $2.0 million of the outstanding debentures were not paid as of March 21, 2019, the maturity date. The Company has accrued penalties and interest in connection with this non-payment in the amount of $0.6 million as of March 31, 2019. See Note 19 for a discussion of outstanding debentures that were also not paid on the maturity date, which was September 19, 2019.

Debentures Issued in the Three Months Ended March 31, 2019

The Company issued debentures on February 24, 2019 in the aggregate principal amount of $300,000 and on March 27, 2019 in the aggregate principal amount of $300,000. Both of these debentures were guaranteed by Mr. Diamantis and were originally due on June 3, 2019. As more fully discussed in Note 19, the maturity dates of these debentures were extended to December 31, 2019 and the terms were changed so that commencing on August 17, 2019 the debentures shall bear interest on the outstanding principal amount at a rate of 2.5% per month (increasing to 5% per month on October 12, 2019), payable quarterly beginning on October 1, 2019. All overdue accrued and unpaid interest shall entail a late fee equal to the lesser of 24% per annum or the maximum rate permitted by applicable law.

In addition to the debentures issued in the three months ended March 31, 2019, during the years ending December 31, 2017 and 2018, the Company has entered into convertible debentures, which are more fully described in Note 9 the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K. Certain of these convertible debentures were issued with warrants to purchase shares of the Company’s common stock. Outstanding warrants are more fully discussed in Note 13.

The debentures issued during the three months ended March 31, 2019 and 2018, were issued at discounts of $0.1 million and $0.5 million, respectively, and accordingly, the Company realized a total of $0.5 million and $2.0 million, respectively, in proceeds from the issuances of these debentures. At March 31, 2019, the unamortized discounts were $2.9 million. These discounts represent original issue discounts, the relative fair value of the warrants issued with the debentures and the relative fair value of the beneficial conversion features of the debentures. During the three months ended March 31, 2019 and 2018, the Company recorded approximately $7.5 million and approximately $4.5 million, respectively, of non-cash interest and amortization of debt discount expense primarily in connection with the debentures and warrants.

See Note 13 for summarized information related to warrants issued and the activity during the three months ended March 31, 2019.

See Notes 3, 13 and 19 for a discussion of the dilutive effect of the outstanding debentures and warrants as of March 31, 2019.

Note 9 – Related Party Transactions

Alcimede billed $0.1 million and $0.4 million for consulting fees for the three months ended March 31, 2019 and 2018, respectively. Seamus Lagan, the Company’s President and Chief Executive Officer, is the sole manager of Alcimede (see Note 13).

See Notes 5, 7 and 19 for a discussion of amounts advanced to the Company by Mr. Diamantis.

The terms of the foregoing transactions, including those discussed in Notes 5, 7, 13 and 19, are not necessarily indicative of those that would have been agreed to with unrelated parties for similar transactions.

Note 10 – Capital and Operating Lease Obligations

As more fully discussed in Note 1, we adopted ASU No.2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the balance sheet, effective January 1, 2019, using the modified retrospective approach.

Generally, we use our estimated weighted average cost of capital at lease commencement as our interest rate, as most of our operating leases do not provide a readily determinable implicit interest rate.

The following table presents our lease-related assets and liabilities at March 31, 2019:

	Balance Sheet Classification	March 31, 2019
Assets:
Operating leases	Right-of-use operating lease assets	$430,499
Finance leases	Property and equipment, net	688,467
Total lease assets		$1,119,117

Liabilities:
Current:
Operating leases	Right-of-use operating lease assets	$191,000
Finance leases	Current liabilities	659,729
Noncurrent:
Operating leases	Right-of-use operating lease obligations	239,699
Finance leases	Long-term debt	28,738

Total lease liabilities		$1,119,117

Weighted-average remaining term:
Operating leases		2.39 years
Finance leases		0.28 years
Weighted-average discount rate:
Operating leases (1)		13.0%
Finance leases		5.0%

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established at January 1, 2019.

The following table presents certain information related to lease expense for finance and operating leases for the three months ended March 31, 2019:

Three-Months Ended March 31, 2019
Finance lease expense:
Depreciation/amortization of leased assets (1)	$(54,349)
Interest on lease liabilities	3,945
Operating leases:
Short-term lease expense(2)	87,474
Total lease expense	$37,070

(1) Adjusts depreciation recorded in prior year.

(2) Expenses are included in general and administrative expenses in our condensed consolidated statements of operations.

Other Information

The following table presents supplemental cash flow information for the three months ended March 31, 2019:

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$82,552
Operating cash flows for finance leases	$3,945
Financing cash flows for finance leases payments	$73,741

Aggregate future minimum rentals under right-to-use operating and capital leases are as follows:

	Right-to-Use
	Operating Leases	Capital Leases
April 1 2019 to March 31, 2020	$234,817	$674,226
April 1, 2020 to March 31, 2021	134,776	32,523
April 1, 2021 to March 31, 2022	110,062	-
April 1, 2022 to March 31, 2023	29,247	-
April 1, 2023 to March 31, 2024	2,436	-
Total	511,338	706,749

Less interest	(80,639)	(18,282)
Present value of minimum lease payments	430,699	688,467

Less current portion of lease obligations	(191,000)	(659,729)
Lease obligations, net of current portion	$239,699	$28,738

As of March 31, 2019, the Company is in default of substantially all its finance lease obligations, therefore the aggregate future minimum rentals and accrued interest under finance leases in the amount of $ 0.7 million are deemed to be immediately due.

Note 11 – Derivative Financial Instruments and Fair Value

The following table sets forth the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
As of December 31, 2018:
Embedded conversion options	$-	$-	$350,260	$350,260
Total	$-	$-	$350,260	$350,260

As of March 31, 2019:
Embedded conversion options	$-	$-	$455,336	$455,336
Total	$-	$-	$455,336	$455,336

The Company utilized the following methods to value its derivative liabilities as of March 31, 2019 and December 31, 2018, for embedded conversion options valued at $455,336 and $350,260, respectively. The Company determined the fair value by comparing the discounted conversion price per share (85% of market price, subject to a floor in certain cases) multiplied by the number of shares issuable at the balance sheet date to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability. All inputs for the derivative liabilities are observable and, therefore, there is no sensitivity in the valuation to unobservable inputs.

The following table reconciles the changes in the liabilities categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2019:

Balance at December 31, 2018	$350,260
Change in fair value of debentures	105,076
Balance at March 31, 2019	$455,336

During the three months ended March 31, 2019, the conversion of preferred stock triggered a further reduction in the exercise prices of any debentures and warrants containing ratchet features that had not already ratcheted down to their floor. In accordance with U.S. GAAP, the incremental fair value of the debentures and warrants was measured, ignoring the down round provision, using Black Scholes. The following assumptions were utilized in the Black Scholes valuation models: risk free rates ranging from 2.4% to 2.6% and volatility ranging from 189.5% to 273.1% and weighted average life of 0.3 to 3.2 years. The incremental value of $123.9 million was recorded as a deemed dividend for the three months ended March 31, 2019. Deemed dividends are also discussed in Notes 1 and 3.

During the three months ended March 31, 2019, the Company recorded interest expense of $4.1 million, which was the fair value of the modification of warrants during the period (the terms of the modification are discussed in Note 13). The Company used the Black Scholes model to calculate the fair value of the warrants as of the modification date. Using the pre-modification term and related assumptions of risk free rate of 2.46%, volatility of 204.4% and expected term of .24 years, and the post-modification term and related assumptions of risk free rate of 2.49%, volatility of 259.4% and expected term of .48 years, the change in the fair value of the warrant instruments as a result of the modification was estimated.

For the three months ended March 31, 2018, the total loss realized on instruments valued using Level 3 valuations was $139.8 million. The loss in the three months ended March 31, 2018 resulted primarily from the significant reduction in the exercise prices of outstanding warrants as a result of the down round provisions. The Company utilized the following methods to value its derivative liabilities for the three months ended March 31, 2018: (i) for embedded conversion options valued at $1.0 million, the Company determined the fair value by comparing the discounted conversion price per share (85% of market price) multiplied by the number of shares issuable at the balance sheet date to the actual price per share of the Company’s common stock multiplied by the number of shares issuable at that date with the difference in value recorded as a liability; (ii) for warrants valued at $151.4 million, the Company determined the fair value by using a binomial model and Monte Carlo simulations; and (iii) for warrants valued at $0.1 million and embedded conversion options valued at $0.2 million, the Company determined the fair value using the Black-Scholes option pricing model. All inputs for the derivative liabilities are observable and, therefore, there is no sensitivity in the valuation to unobservable inputs.

In September 2018, the Company’s board of directors approved two reverse stock splits of the Company’s common stock, one of which was effected on November 12, 2018 (the second was never effected), which provided sufficient authorized and unissued shares to allow for otherwise equity classified instruments to be classified in equity. As a result, the fair value of these instruments was evaluated for reclassification. As a result of the evaluation, during the third quarter of 2018, the Company reclassified the derivative liabilities previously reported as a current liability to derivative income.

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

Series I-2 Convertible Preferred Stock

On October 30, 2017, the Company entered into Exchange Agreements with the holders of the September Debentures to provide that the holders may, from time to time, exchange their September Debentures for shares of a newly-authorized Series I-2 Preferred Stock. The Exchange Agreements permitted the holders of the September Debentures to exchange specified principal amounts of the September Debentures on various closing dates starting on December 2, 2017 (debentures are more fully discussed in Note 8 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K). At the holder’s option each holder could reduce the principal amount of September Debentures exchanged on any particular closing date, or elect not to exchange any September Debentures at all on a closing date. If a holder chose to exchange less principal amount of September Debentures, or no September Debentures at all, it could carry forward such lesser amount to a future closing date and then exchange more than the originally specified principal amount for that later closing date. For each $0.80 of principal amount of September Debenture surrendered to the Company at any closing date, the Company will issue the holder a share of Series I-2 Preferred Stock with a stated value of $1.00. Each share of Series I-2 Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to the lesser of (i) $1.00, subject to adjustment, and (ii) 85% of the lesser of the volume weighted average market price of the common stock on the day prior to conversion or on the day of conversion. The conversion price is subject to “full ratchet” and other customary anti-dilution protections as more fully described in the Certificate of Designation of the Series I-2 Preferred Stock. From December 2, 2017 through March 1, 2018, any exchange under the Exchange Agreements was at the option of the holder. Subsequent to March 2018, any exchange is at the option of the Company.

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

On February 9, 2018, the holders exercised their right to exchange a portion of the September Debentures for shares of the Series I-2 Preferred Stock for the first time. On that date, the holders elected to exchange an aggregate of $1,384,556 principal amount of September Debentures and the Company issued an aggregate 1,730.7 shares of its Series I-2 Preferred Stock. On July 16, 2018, under the Exchange Agreements with the holders of the September Debentures, the holders exchanged a portion of the September Debentures for shares of the Company’s Series I-2 Preferred Stock. On that date, the holders elected to exchange an aggregate of $1,741,580 principal amount of the September Debentures and the Company issued an aggregate of 2,176.975 shares of its Series I-2 Preferred Stock. In 2018, the holder converted 1,286.141 shares of Series I-2 Preferred Stock into 106,335,991 shares of the Company’s common stock and during the three months ended March 31, 2019, the holder converted 547.298 shares of Series I-2 Preferred Stock into 3,255,700,000 shares of the Company’s common stock.

See Notes 3 and 19 for a discussion of the dilutive effect of the Series I-1 Preferred Stock and the Series I-2 Preferred Stock as of March 31, 2019 and September 30, 2019, respectively.

Note 13 – Stockholders’ Deficit

Authorized Capital

The Company has 10,000,000,000 authorized shares of Common Stock at $0.0001 par value and 5,000,000 authorized shares of Preferred Stock at a par value of $0.01.

Preferred Stock

The Company has 5,000,000 shares, par value $0.01, of preferred stock authorized. As of March 31, 2019, the Company had outstanding shares of preferred stock consisting of shares of its Series I-1 Preferred Stock and shares of Series I-2 Preferred Stock (both of which are more fully discussed in Note 12), 215 shares of its Series G Preferred Stock, 10 shares of its Series H Preferred Stock, 1,750,000 shares of its Series F Convertible Preferred Stock and 250,000 shares of its Series J Convertible Preferred Stock.

The 215 shares of the Series G Preferred Stock have a stated value of $1,000 per share and are convertible into shares of the Company’s common stock at a price equal to 85% of the volume weighted average price of the Company’s common stock at the time of conversion.

The Series H Preferred Stock has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock at a conversion price of 85% of the volume weighted average price of the Company’s common stock at the time of conversion.

In September 2017, the Company issued 1,750,000 shares of its Series F Preferred Stock valued at $174,097 in connection with the acquisition of Genomas Inc. Genomas Inc. is included in the Company’s discontinued operations, which are discussed in Note 17. Each share of the Series F Preferred Stock is convertible into shares of our common stock (subject to adjustment as provided in the related certificate of designation) at any time after the first anniversary of the issuance date at the option of the holder at a conversion price equal to the greater of $14,625 or the average closing price of the Company’s common stock for the 10 trading days immediately preceding the conversion. The maximum number of shares of common stock issuable upon the conversion of the Series F Preferred Stock is 120. Any shares of Series F Preferred Stock outstanding on the fifth anniversary of the issuance date will be mandatorily converted into common stock at the applicable conversion price on such date. At any time, from time to time after the first anniversary of the issuance date, the Company has the right to redeem all or any portion of the outstanding Series F Preferred Stock at a price per share equal to $1.95 plus any accrued but unpaid dividends. The Series F Preferred Stock has voting rights. Each share of Series F Preferred Stock has one vote, and the holders of the Series F Preferred Stock shall vote together with the holders of the Company’s common stock as a single class.

On July 20, 2018, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to authorize the issuance of up to 250,000 shares of its Series J Convertible Preferred Stock (the “Series J Preferred Stock”). On July 23, 2018, the Company entered into an Exchange Agreement (the “Agreement”) with Alcimede, of which Seamus Lagan, our Chief Executive Officer, is the sole manager. Pursuant to the Agreement, the Company issued to Alcimede 250,000 shares of the Series J Preferred Stock in exchange for the cancellation of the outstanding principal and interest owed by the Company to Alcimede under the Note, dated February 5, 2015, and the cancellation of certain amounts owed by the Company to Alcimede under a consulting agreement between the parties. The total amount of consideration paid by Alcimede to the Company equaled $250,000. Each share of the Series J Preferred Stock has a stated value of $1.00. The conversion price is equal to the average closing price of the Company’s common stock on the 10 trading days immediately prior to the conversion date. Each holder of the Series J Preferred Stock is entitled to vote on all matters submitted to a vote of the holders of the Company’s common stock. From and after October 1, 2018, each share of the Series J Preferred Stock is entitled to the whole number of votes equal to the number of common shares into which it is then convertible. The full terms of the Series J Preferred Stock are listed in the Certificate of Designations filed as Exhibit 3.16 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2018. The Series J Preferred Stock is entitled to 8% per annum cumulative dividends at the discretion of the Company’s board of directors. No dividends have been declared by the board as of March 31, 2019.

Common Stock

The Company has authorized 10,000,000,000 shares of Common Stock, par value $.0001 per share.

The Company had 3,503,882,657 and 128,567,273 shares of common stock issued and outstanding at March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, the Company:

●	Issued 119,615,384 shares of common stock upon exercise of 755,000,000 warrants, on a cashless basis; and

●	Issued 3,255,700,000 shares of common stock upon the conversion of 547.298 shares of its Series I-2 Preferred Stock;

Restricted Stock

During the three months ended March 31, 2018, the Company issued an aggregate of 142,667 shares of restricted stock to employees and directors, based upon the recommendation of the Compensation Committee of the Board of Directors. The grants fully vested immediately. The Company recognized stock-based compensation in the amount of $477,933 for the grant of such restricted stock based on a valuation of $3.35 per share. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

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

On October 4, 2019, the Board of Directors authorized the issuance and sale of certain shares of Series K Convertible Preferred Stock to Alcimede LLC pursuant to the terms of an Exchange Agreement. The Board considered all options to secure additional financing required to continue operations and determined this authorization to be necessary to secure needed financing in the required time frame. As a result of this authorization, as of the date of filing this report, the Company believes that it has the ability to have sufficient authorized shares of its common stock to cover all potentially dilutive common shares. These potentially dilutive shares are presented in Note 19.

Stock Options

The Company maintained and sponsored the Tegal Corporation 2007 Incentive Award Plan (the “2007 Equity Plan”). Tegal Corporation is the prior name of the Company. The 2007 Equity Plan, as amended, provided for the issuance of stock options and other equity awards to the Company’s officers, directors, employees and consultants. The 2007 Equity Plan terminated pursuant to its terms in September 2017. The following table summarizes the stock option activity for the three months ended March 31, 2019:

	Number of options	Weighted-average exercise price	Weighted-average contractual term
Outstanding at December 31, 2018	77	$1,036,375	7.33
Granted	-
Expired	-
Forfeit	-
Outstanding at March 31, 2019	77	$1,036,375	7.00

Exercisable at March 31, 2019	68	$1,152,616

The Company recognized stock option expense of approximately $8,649 and $24,196 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the weighted average remaining contractual life was 7 years for options outstanding and exercisable. The intrinsic value of options exercisable at March 31, 2019 was $0. As of March 31, 2019, the remaining compensation expense of approximately $25,950 will be amortized over the remaining vesting period, which is approximately nine months.

Warrants

The Company, as part of various debt and equity financing transactions, has issued warrants to purchase shares of the Company’s common stock.

During the three months ended March 31, 2019, the number of outstanding warrants increased by 582 billion as a result of the anti-dilution provisions of outstanding warrants that were issued in connection with the issuances of debentures as more fully discussed in Note 8 to the Company’s consolidated financial statement included in its Annual Report on Form 10-K. The number of warrants issued, converted and outstanding as well as the exercise prices of the warrants reflected in the table below have been adjusted to reflect the full ratchet and other dilutive and down round provisions pursuant to the warrant agreements. As a result of the current exercise prices for the majority of the outstanding warrants (subject to a floor in some cases), as well as the full ratchet provisions of the majority of the outstanding warrants (again, subject to a floor in some cases), subsequent decreases in the price of the Company’s common stock and subsequent issuances of the Company’s common stock or common stock equivalents at prices below the current exercise prices of the warrants will result in increases in the number of shares issuable pursuant to the warrants and decreases in the exercise prices of the warrants.

The following summarizes the information related to warrants issued and the activity during the three months ended March 31, 2019:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2018	53,130,510,439	$0.00172
Increase in warrants during the period as a result of down round provisions	582,209,844,938	$0.00034
Warrants exercised during the period	(755,000,000)	$0.00014
Balance at March 31, 2019	634,585,355,377

On March 27, 2019, the expiration date of certain warrants issued in March 2017 and September 2017 with convertible debentures, referred to as the March 2017 Series B Warrants and the September 2017 Series B Warrants, were extended from June 2019 to September 2019. The Company used the Black Scholes model to calculate the fair value of the warrants as of the modification date. Using the pre-modification term and related assumptions, and the post-modification term and related assumptions, the Company determined that the change in fair value of the warrants as a result of the modification was $4.1 million, as more fully discussed in Note 11. Accordingly, the Company recorded the $4.1 million as interest expense in the three months ended March 31, 2019.

See Note 19 for a discussion of the dilutive effect of the outstanding warrants as of September 30, 2019.

Note 14 – Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2019	2018
Cash paid for interest	$-	$24,791
Cash paid for income taxes	$30,000	$-

Acquisition of Jellico Community Hospital:
Inventory	$317,427	$-
Property and equipment	500,000	-
Intangible assets	250,000	-
Accrued expenses	158,890	-

Non-cash investing and financing activities:
Exchange of Series I-2 Preferred Stock for convertible debentures	$-	$1,384,556
Series I-2 Preferred Stock converted into common stock	643,880	-
Debentures converted into common stock	-	3,056,675
Value of common stock issued in cashless exercise of warrants	11,961	756,000
Deemed dividend for trigger of down round provision feature	123,861,587	-

Note 15 – Commitments and Contingencies

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

Legal Matters

From time-to-time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings related to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. The Company operates in a highly regulated industry which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company’s financial position or results of operations. The Company’s policy is to expense legal fees and expenses incurred in connection with the legal proceedings in the period in which the expense is incurred. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims below.

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

On September 27, 2016, a tax warrant was issued against the Company by the Florida Department of Revenue (the “DOR”) for unpaid 2014 state income taxes in the approximate amount of $0.9 million, including penalties and interest. The Company has made payments to reduce the amount owed to approximately $443,000, and entered into a Stipulation Agreement with the DOR allowing the Company to make monthly installments until July 2019. As of July 2019, the remaining estimated balance of $390,000 was not paid in a lump sum. The Company intends to renegotiate another Stipulation agreement. However, there can be no assurance the Company will be successful. The remaining balance accrued of approximately $0.5 million remained outstanding to the DOR at March 31, 2019.

In December of 2016, TCS-Florida, L.P. (“Tetra”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with Tetra (see Note 10). On January 3, 2017, Tetra received a Default Judgment against the Company in the amount of $2.6 million, representing the balance owed on the leases, as well as additional interest, penalties and fees. In January and February of 2017, the Company made payments to Tetra relating to this judgment aggregating $0.7 million, and on February 15, 2017, the Company entered into a forbearance agreement with Tetra whereby the remaining $1.9 million due would be paid in 24 equal monthly installments. The Company has not maintained the payment schedule to Tetra. As a result of this default, in May 2018, Tetra and the Company agreed to dispose of certain equipment and the proceeds from the sale have been applied to the outstanding balance. The balance owed to Tetra at March 31, 2019 was $0.3 million and the Company remains in default.

In December of 2016, DeLage Landen Financial Services, Inc. (“DeLage”), filed suit against the Company for failure to make the required payments under an equipment leasing contract that the Company had with DeLage (see Note 10). On January 24, 2017, DeLage received a default judgment against the Company in the approximate amount of $1.0 million, representing the balance owed on the lease, as well as additional interest, penalties and fees. The Company recognized this amount in its consolidated financial statements as of December 31, 2016. On February 8, 2017, a Stay of Execution was filed and under its terms the balance due was to be paid in variable monthly installments through January of 2019, with an implicit interest rate of 4.97%. The Company and DeLage have now disposed of certain equipment and reduced the balance owed to DeLage. A balance of $0.2 million remained outstanding at March 31, 2019.

On December 7, 2016, the holders of the Tegal Notes (see Note 7) filed suit against the Company seeking payment for the amounts due under the notes in the aggregate of the principal of $341,612, and accrued interest of $43,000. A request for entry of default judgment was filed on January 24, 2017. On April 23, 2018, the holders of the Tegal Notes received a judgment against the Company. To date, the Company has repaid $5,513 of this amount.

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

The counterparty to the prepaid forward purchase agreement entered into by the Company on March 31, 2016, as amended, filed an arbitration proceeding under the agreement with regard to the outstanding balance. Subsequent to March 31, 2019, Mr. Diamantis advanced the Company $9.9 million, which was used to repay all obligations under the prepaid forward purchase agreement, as more fully discussed in Notes 7 and 19.

Two former employees of the Company’s CollabRx, Inc. subsidiary have filed suits in a California state court in connection with amounts claimed to be owed under their respective employment agreements with the subsidiary. One former employee received a judgment in October 2018 for approximately $253,000. The other former employee’s claim is for approximately $110,000. The Company is considering its options to refute these matters and believes the claims against the Company to be frivolous and outside of entitlement and contractual agreements.

The Company, as well as many of our subsidiaries, are defendants in a case filed in Broward County Circuit Court by TCA Global Credit Master Fund, L.P. The plaintiff alleges a breach by Medytox Solutions, Inc. of its obligations under a debenture and claims damages of approximately $2,030,000 plus interest, costs and fees. The Company and the other subsidiaries are sued as alleged guarantors of the debenture. The complaint was filed on August 1, 2018. The Company has recorded the principal balance and interest owed under the debenture agreement for the period ended March 31, 2019. The Company and all defendants have filed a motion to dismiss the complaint, but have not recorded any potential liability related to any further damages.

On September 13, 2018, Laboratory Corporation of America sued EPIC Reference Labs, Inc., a subsidiary of the Company, in Palm Beach County Circuit Court for amounts claimed to be owed of approximately $148,000. The Company has recorded the amount owed in accrued expenses at March 31, 2019. The court awarded a judgment against EPIC Reference Labs, Inc. in May 2019 for approximately $155,000.

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

Note 16– Segment Reporting

Operating segments are defined under U.S. GAAP as components of an enterprise for which discrete financial information is available and are evaluated regularly by the enterprise’s chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in two reportable business segments:

●	Hospital Operations, which reflects the operations of Jamestown Regional Medical Center, Big South Fork Medical Center, Jellico Community Hospital and CarePlus Center.
●	Clinical Laboratory Operations, which specializes in providing urine and blood toxicology and pain medication testing to physicians, clinics and rehabilitation facilities in the United States.

The Company’s Corporate expenses reflect consolidated company-wide support services such as finance, legal counsel, human resources, and payroll.

The Company’s Decision Support and Informatics segment and its Supportive Software Solutions segment are now included in discontinued operations as they have been classified as held for sale as of March 31, 2019. The accounting policies of the reportable segments are the same as those described in Note 1.

Selected financial information for the Company’s operating segments is as follows:

	Three Months Ended March 31,
	2019	2018
Net revenues – External
Hospital Operations	$5,105,265	$1,556,075
Clinical Laboratory Operations	85,385	45,586
	$5,190,650	$1,601,661
Net loss from continuing operations before income taxes
Hospital Operations	$(3,175,107)	$(1,472,600)
Clinical Laboratory Operations	(225,530)	(756,083)
Corporate	(1,072,835)	(1,483,341)
Other income (expense) ,net	(8,459,323)	(143,074,277)
	$(12,932,795)	$(146,786,301)
Depreciation and amortization
Hospital Operations	$173,776	$37,728
Clinical Laboratory Operations	49,662	295,474
Corporate	148	313
	$223,586	$333,515
Capital expenditures
Hospital Operations	$42,317	$301
Clinical Laboratory Operations	-	-
	$42,317	$301

	As of
	March 31, 2019	December 31, 2018
Total assets
Hospital Operations	$14,856,310	$13,568,933
Clinical Laboratory Operations	462,354	271,426
Corporate	2,588,391	2,707,416
Assets of AMSG and HTS classified as held for sale	172,539	152,171
Eliminations	(2,466,859)	(2,500,646)
	$15,612,735	$14,199,300

Note 17 – Discontinued Operations

On July 12, 2017, the Company announced plans to spin off AMSG and in the third quarter of 2017, the Company’s Board of Directors voted unanimously to spin off HTS as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. While the spin offs have taken longer than anticipated, completion of these spin offs is now expected to occur in the first quarter of 2020. The spin offs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission, and consents, including under various funding agreements previously entered into by the Company. A record date to determine those stockholders entitled to receive shares in the spin offs should be approximately 30 to 60 days prior to the dates of the spin offs. The strategic goal of the spin offs is to create three public companies, each of which can focus on its own strengths and operational plans.

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

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the condensed consolidated balance sheets consisted of the following:

AMSG Assets and Liabilities:

	March 31, 2019	December 31, 2018
	(unaudited)	(unaudited)
Cash	$3,419	$4,471
Accounts receivable, net	9,921	6,838
Prepaid expenses and other current assets	-	25,477
Current assets classified as held for sale	$13,340	$36,786

Accounts payable (includes related parties)	$540,991	$532,858
Accrued expenses	460,720	418,932
Current portion of notes payable	274,536	278,836
Current liabilities classified as held for sale	$1,276,247	$1,230,626

HTS Assets and Liabilities:

	March 31, 2019	December 31, 2018
	(unaudited)	(unaudited)
Cash	$8,629	$2,523
Accounts receivable, net	128,397	90,743
Prepaid expenses and other current assets	7,725	10,300
Current assets classified as held for sale	$144,751	$103,566

Property and equipment, net	$8,419	$5,790
Deposits	6,029	6,029
Non-current assets classified as held for sale	$14,448	$11,819

Accounts payable (includes related parties)	$659,562	$546,969
Accrued expenses	568,347	520,251
Current liabilities classified as held for sale	$1,227,909	$1,067,220

Total Discontinued Assets and Liabilities:
	March 31, 2019	December 31, 2018
	(unaudited)	(unaudited)
Cash	$12,048	$6,994
Accounts receivable, net	138,318	97,581
Prepaid expenses and other current assets	7,725	35,777
Current assets classified as held for sale	$158,091	$140,352

Property and equipment, net	$8,419	$5,790
Deposits	6,029	6,029
Non-current assets classified as held for sale	$14,448	$11,819

Accounts payable (includes related parties)	$1,200,553	$1,079,827
Accrued expenses	1,029,067	939,183
Current portion of notes payable	274,536	278,836
Current liabilities classified as held for sale	$2,504,156	$2,297,846

Major line items constituting loss from discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 consisted of the following:

AMSG (Loss) Income from Discontinued Operations:
	Three Months Ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Revenue from services	$22,982	$33,685
Cost of services	16,655	16,138
Gross profit	6,327	17,547
Operating expenses	102,610	176,202
Other (income) expense	25,960	(800,196)
Provision for income taxes	-	-
(Loss) income from discontinued operations	$(122,243)	$641,541

HTS Loss from Discontinued Operations:
	Three Months Ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Revenue from services	$120,089	$355,147
Cost of services	32,190	34,218
Gross profit	87,899	320,929
Operating expenses	474,265	538,199
Other (income) expense	-	2,478
Provision for income taxes	-	-
Loss from discontinued operations	$(386,366)	$(219,748)

Consolidated (Loss) Income from Discontinued Operations:
	Three Months Ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Revenue from services	$143,071	$388,832
Cost of services	48,845	50,356
Gross profit	94,226	338,476
Operating expenses	576,875	714,401
Other (income) expense	25,960	(797,718)
Provision for income taxes	-	-
(Loss) income from discontinued operations	$(508,609)	$421,793

Note 18 – Recent Accounting Pronouncements

Accounting Pronouncements Adopted

In addition to the adoption of pronouncements related to derivative liabilities discussed in Note 1, and ASU 2018-02, Leases (Topic 842) discussed in Notes 1 and 10, the Company adopted the following pronouncements:

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard provides companies with an option to reclassify stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act (“TCJA”) from accumulated other comprehensive income to retained earnings. Early adoption of this standard is permitted and may be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax rate as a result of TCJA is recognized. This ASU became effective for us for annual and interim periods beginning after December 15, 2018. The adoption of this ASU did not have a material impact on our results of operations, financial position and cash flows.

In February 2018, the FASB issued ASU 2018-03; Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. These technical corrections and improvements are intended to clarify certain aspects of the guidance on recognizing and measuring financial assets and liabilities in ASU 2016-01. This includes equity securities without a readily determinable fair value, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in foreign currency and transition guidance for equity securities without a readily determinable fair value. We were required to adopt these standards starting in the first quarter of fiscal year 2019. The implementation did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05; “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)”, which amended ASC 740 to incorporate the requirements of Staff Accounting Bulletin (“SAB”) 118. Issued in December 2017 by the SEC, SAB 118 addresses the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA which was signed into law on December 22, 2017. The adoption did not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The adoption did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard will require entities to disclose the amount of total gains or losses for the period recognized in other comprehensive income that is attributable to fair value changes in assets and liabilities held as of the balance sheet date and categorized within Level 3 of the fair value hierarchy. This ASU will be effective for us for annual and interim periods beginning after December 31, 2020. Early adoption of this standard is permitted. We have not yet determined the impact of the adoption of this ASU on our results of operations, financial position and cash flows.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under this standard customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The adoption of this new guidance prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and additional quantitative and qualitative disclosures. This ASU will be effective for us for annual and interim periods beginning after December 30, 2020. Early adoption of this standard is permitted and may be applied either prospectively to eligible costs incurred on or after the date of the new guidance or retrospectively. We have not yet determined the impact of the adoption of this ASU on our results of operations, financial position and cash flows.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 19 – Subsequent Events

Accounts Receivable Financing (Prepaid Forward Purchase Contract) and Loans From Mr. Diamantis

Subsequent to March 31, 2019, Mr. Diamantis advanced the Company $9.9 million, which was used to repay obligations under a prepaid forward purchase contract related to an accounts receivable financing, as more fully discussed in Note 7. In addition, Mr. Diamantis loaned the Company $5.2 million, of which $1.8 million was used for fees and expenses incurred in connection with the settlement of the prepaid forward purchase contract and the remainder was used for working capital purposes. Subsequent to March 31, 2019 and through September 30, 2019, the Company incurred interest of $1.3 million on the loans from Mr. Diamantis and the Company repaid Mr. Diamantis $1.7 million of which $0.8 million was from the proceeds of a promissory note issued on September 27, 2019 as more fully discussed below.

Debenture Offerings Subsequent to March 31, 2019

The Company issued debentures on May 12, 2019 in the aggregate principal amount of $500,000. These debentures were due on June 3, 2019. In addition, the Company issued debentures on June 5, 2019 in the aggregate principal amount of $125,000 and on June 7, 2019 in the aggregate principal amount of $200,000. Both of these issuances of debentures were due on July 20, 2019. All of these debentures are guaranteed by Mr. Diamantis. They are also exchangeable, at the Company’s option, for shares of the Company’s Series I-2 Preferred Stock.

On June 3, 2019, the Company closed an offering of $1,250,000 aggregate principal amount of debentures due December 31, 2019 with certain existing institutional investors pursuant to a Bridge Debenture Agreement (the “June 13 Agreement”), and received proceeds of $1,250,000. These debentures are also guaranteed by Mr. Diamantis and are exchangeable at the Company’s option into shares of Series I-2 Preferred Stock. Commencing on August 17, 2019, these debentures shall bear interest on the outstanding principal amount at a rate of 2.5% per month (increasing to 5% per month on October 12, 2019), payable quarterly beginning on October 1, 2019. All overdue accrued and unpaid interest shall entail a late fee equal to the lesser of 24% per annum or the maximum rate permitted by law.

The June 13 Agreement also amended the debentures issued on February 24, 2019, March 27, 2019, May 12, 2019, June 5, 2019 and June 7, 2019 to extend their maturity date to December 31, 2019 and to incorporate the same interest terms as contained in the debentures issued under the June 13 Agreement. Additionally, the June 13 Agreement provided that, on or prior to June 30, 2019, at the mutual election of the Company and the investors, the investors may purchase an additional $1,250,000 principal amount of debentures as provided in the June 13 Agreement.

On June 21, 2019, the Company and the investors agreed that the Company would issue, and the investors would purchase $250,000 principal amount of debentures and on June 24, 2019, the Company and the investors would purchase an additional $1,020,000 aggregate principal amount of debentures. The Company received total proceeds of $1,270,000 and these debentures are guaranteed by Mr. Diamantis. These debentures have the same terms as those issued under the June 13 Agreement.

All of the debentures issued by the Company in May and June 2019 are secured and guaranteed by the Company’s subsidiaries on the same terms as provided in the Securities Purchase Agreement, dated as of August 31, 2017. The total proceeds received by the Company from the issuance of the debentures in May and June 2019 were $3.3 million.

Modification of Warrants

On March 27, 2019, the expiration date of the Series B warrants issued in March 2017 and September 2017 was extended from June 2019 to September 2019, as more fully discussed in Notes 11 and 13. On May 12, 2019, the expiration date of these warrants was further extended to March 31, 2022. The Company used the Black Scholes model to calculate the fair value of the warrants as of the modification date. Using the pre-modification term and related assumptions, and the post-modification terms and related assumptions, the Company determined that the change in fair value of the warrants as a result of the Mary 12, 2019 modification was $5.4 million, which will be recorded as interest expense in the second quarter of 2019.

Jamestown Regional Medical Center Medicare Agreement;

Following an inspection at Jamestown Regional Medical Center on February 5, 2019, the hospital was informed on February 15 that several conditions of participation in its Medicare agreement were deficient. The hospital was informed that if the deficiencies where not corrected by May 16 the Medicare agreement would terminate. A follow-up inspection on May 15 resulted in the determination that the hospital had failed to adequately correct the deficiencies highlighted and a notice of involuntary termination was issued that was effective on June 12, 2019. A significant percentage of patients at Jamestown Regional Medical Center are covered by Medicare and without any ability to get paid for these services the Company suspended operations at the hospital. On June 10, 2019 the Company hired a new CEO to oversee the reopening of the hospital and took steps to re-enter the Medicare program. The hospital received initial approval of its application to reactivate the Medicare agreement in August of 2019 and is currently planning the reopening of the hospital.

Issuance of Common Stock

Subsequent to March 31, 2019 and through September 30, 2019, the Company issued an aggregate of 4.8 billion shares of common stock for conversions of preferred stock. The following table presents the dilutive effect of our various potential common shares as of September 30, 2019:

September 30, 2019
Common shares outstanding	8,398,936,775
Dilutive potential shares:
Stock options	77
Warrants	634,525,355,377
Convertible debt	30,634,784,339
Convertible preferred stock	82,991,785,590
Total dilutive potential common shares, including outstanding common stock	756,550,862,158

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

Accounts Receivable Factoring Arrangements

In addition to the accounts receivable factoring arrangement discussed in Note 4, subsequent to March 31, 2019 and through September 30, 2019, the Company entered into four additional accounts receivable factoring arrangements. Under the terms of the four agreements, the aggregate amount of accounts receivable sold on a non-recourse basis, was $3.0 million. The aggregate purchase price paid to the Company was $2.1 million and the total origination and other fees incurred by the Company were $0.1 million. As of September 30, 2019, an aggregate of $1.6 million was purchased but not yet paid to the factors under all factoring arrangements.

Promissory Note

On September 27, 2019, the Company issued a promissory note to a lender in the principal amount of $1.9 million and received proceeds of $1.6 million. The first principal payment of $1.0 million is due on or before November 8, 2019 and the remaining $0.9 million is due on or before December 26, 2019. The note does not bear interest except upon the occurrence of an event of default (as defined in the note). The note is unsecured and is guaranteed by Mr. Diamantis. The Company used $0.8 million of the proceeds to repay amounts due to Mr. Diamantis.

Past Due Debentures

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”) and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read in conjunction with the audited financial statements contained within the 2018 Form 10-K and with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

COMPANY OVERVIEW

Our Services

We operate in two business segments: Hospital Operations and Clinical Laboratory Operations.

Our Hospital Operations represented approximately 98% and 97% of our revenues for the three months ended March 31, 2019 and 2018, respectively. Our hospital operations began with the opening of our Big South Fork Medical Center on August 8, 2017, following the receipt of the required licenses and regulatory approvals.

On January 31, 2018, the Company entered into an asset purchase agreement to acquire from Community Health Systems, Inc. certain assets related to an acute care hospital located in Jamestown, Tennessee, referred to as Jamestown Regional Medical Center. The purchase was completed on June 1, 2018. The hospital was acquired by a newly formed subsidiary, Jamestown TN Medical Center, Inc., and is an 85-bed facility of approximately 90,000 square feet on over eight acres of land, which offers a 24-hour Emergency Department with two spacious trauma bays and seven private exam rooms, inpatient and outpatient medical services and a Progressive Care Unit which provides telemetry services. The Company suspended operations at the Jamestown hospital in June 2019 but is currently planning the reopening of the hospital. The acquisition also included a separate physician practice which now operates under Rennova as Mountain View Physician Practice, Inc. Jamestown is located 38 miles west of Big South Fork Medical Center.

In addition, on March 5, 2019, we closed an asset purchase agreement (the “Purchase Agreement”) whereby we acquired certain assets related to an acute care hospital located in Jellico, Tennessee and an outpatient clinic located in Williamsburg, Kentucky. The hospital is known as Jellico Community Hospital and the clinic is known as the CarePlus Center. The hospital and the clinic and their associated assets were acquired from Jellico Community Hospital, Inc. and CarePlus Rural Health Clinic, LLC, respectively. Jellico Community Hospital is a fully operational 54-bed acute care facility that offers comprehensive services, including diagnostic imaging, radiology, surgery (general, gynecological and vascular), nuclear medicine, wound care and hyperbaric medicine, intensive care, emergency care and physical therapy. Jellico is located 33 miles east of our Big South Fork Medical Center. The CarePlus Center offers sophisticated testing capabilities and compassionate care, all in a modern, patient-friendly environment. Services include diagnostic imaging services, x-ray, mammography, bone densitometry, computed tomography (CT), ultrasound, physical therapy and laboratory services on a walk-in basis. We refer to the Jellico Community Hospital and CarePlus Center collectively as Jellico Community Hospital. The purchase price was approximately $0.7 million. This purchase price was made available by Mr. Diamantis, a director of the Company. Annual net revenues in recent years have been approximately $12,000,000, with government payors, including Medicare and Medicaid, accounting for in excess of 70% of the payor mix. The Company does not expect that payor mix to change in the near future.

Our Hospital Operations generated revenues of approximately $5.1 million and $1.6 million during the three months ended March 31, 2019 and 2018, respectively. Going forward, we expect our Hospital Operations to provide us with a stable revenue base, as well as the potential for significant synergistic opportunities with our Clinical Laboratory Operations business segment.

Prior to our focus on our Hospital Operations, our principal line of business had been clinical laboratory blood and urine testing services, with a particular emphasis on the provision of urine drug toxicology testing to physicians, clinics and rehabilitation facilities in the United States. Our Clinical Laboratory Operations represented approximately 2% and 3% of our revenues for the three months ended March 31, 2019 and 2018, respectively.

Discontinued Operations

On July 12, 2017, the Company announced plans to spin off its Advanced Molecular Services Group (“AMSG”) and in the third quarter 2017 the Company’s Board of Directors voted unanimously to spin off the Company’s wholly-owned subsidiary, Health Technology Solutions, Inc. (“HTS”), as independent publicly traded companies by way of tax-free distributions to the Company’s stockholders. While these spin offs have taken longer than anticipated, completion of these spin offs is now expected to occur in the first quarter of 2020. The spin offs are subject to numerous conditions, including effectiveness of Registration Statements on Form 10 to be filed with the Securities and Exchange Commission, and consents, including under various funding agreements previously entered into by the Company. A record date to determine those stockholders entitled to receive shares in the spin offs should be approximately 30 to 60 days prior to the dates of the spin offs. The strategic goal of the spin offs is to create three public companies, each of which can focus on its own strengths and operational plans. In addition, after the spin offs, each company will provide a distinct and targeted investment opportunity. The Company has reflected the amounts relating to AMSG and HTS as disposal groups classified as held for sale and included in discontinued operations in the Company’s accompanying unaudited condensed consolidated financial statements.

Outlook

We believe that the addition of our Hospital Operations to our business model offers a more predictable and stable revenue base, as well as the potential for significant synergistic opportunities with our Clinical Laboratory Operations business segment. To date, our focus is on rural hospitals, which provide a much-needed service to their local communities. These hospitals reduce our reliance on commission based sales employees to generate sales. Our hospitals, CarePlus center and a doctor’s office practice are in the same general geographic location, which has created numerous efficiencies in purchasing, staffing and provision of needed services to the local communities. We are confident that this is a sustainable model we can continue to grow through acquisition and development and believe that we can benefit from the compliance and IT and software capabilities we already have in place.

Our Clinical Laboratory Operations revenues have decreased significantly over the past number of years. This decline in revenues has had a material adverse impact on our liquidity, results of operations and financial condition, and is the result of lower third-party reimbursement and while we secured numerous in-network contracts with payers our status in many cases is as an “out of network” service provider. These trends have impacted our entire industry, and have been accompanied by allegations of irregularities in the practices of a number of our competitors and substance abuse facilities. In response, we have put in place a robust compliance program that we are implementing in all facets of our business.

We believe that our ability to grow our Clinical Laboratory Operations revenues and return this division to profitability is dependent on our ability to secure additional “in-network” contracts with insurance companies and other third-party payers, which will then ensure adequate and timely payment for the toxicology, clinical pharmacogenetics and other testing services we perform. These third-party payers are now generally unwilling to reimburse service providers who are not part of their network, a departure from prior industry practices and a trend that has accelerated during the past several years. However, we do anticipate that significant new opportunities to become credentialed with certain large third-party payers will arise in 2020, which would have a significant positive impact on our future revenues. In addition, we have made a number of changes to our onboarding policies and procedures to ensure that, on a going forward basis, substantially all services that we perform will be reimbursable.

We believe that a successful spin off of AMSG and HTS as two independent publicly traded companies by way of tax-free distributions to the Company’s stockholders would allow each to focus on its own strengths and operational plans. In addition, after the spin offs, each company will provide a distinct and targeted investment opportunity. The Company believes it will be able to recognize the expenditures to date with regard to AMSG and HTS, which are in excess of $20 million, as an investment after the spinoff(s) are complete.

Our net loss from continuing operations for the three months ended March 31, 2019 was $12.9 million, as compared to a loss of $146.8 million for the same period of a year ago. The change is primarily due to an increase in the loss from operations before other income (expense) and income taxes of approximately $0.8 million, an increase in other expense of approximately $0.8 million, a reduction in the expense for the change in the fair value of derivative instruments of $139.6 million and an increase in interest expense of $4.4 million.

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

The following table summarizes the results of our consolidated continuing operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	$	%	$	%
Net revenues	$5,190,650	100.0%	$1,601,661	100.0%
Operating expenses:
Direct costs of revenue	4,164,400	80.2%	2,089,366	130.4%
General and administrative expenses	5,276,136	101.6%	2,890,804	180.5%
Depreciation and amortization	223,586	4.3%	333,515	20.8%
Loss from operations	(4,473,472)	-86.2%	(3,712,024)	-231.8%
Interest expense	(7,719,967)	-148.7%	(3,307,014)	-206.5%
Other income (expense), net	(884,280)	-17.0%	11,969	0.7%
Gain on bargain purchase	250,000	4.8%	-	0.0%
Change in fair value of derivative instruments	(105,076)	-2.0%	(139,779,232)	-8727.1%
Provision for income taxes	-	0.0%	76	0.0%
Net loss from continuing operations	$(12,932,795)	-249.2%	$(146,786,377)	-9164.6%

Net Revenues

Consolidated net revenues were $5.2 million for the three months ended March 31, 2019, as compared to $1.6 million for the three months ended March 31, 2018, an increase of $3.6 million. The increase in net revenues was due to revenue from Jamestown Regional Medical Center, which was acquired on June 1, 2018 and revenue from Jellico Community Hospital and CarePlus Center, which were acquired on March 5, 2019. In addition, our Big South Fork Medical Center’s net revenue increased by $0.5 million in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase in Hospital revenue was offset by an approximately $40,000 decrease in Clinical Laboratory Operations revenue for the 2019 period compared to 2018. The March 31, 2019 and 2018 net revenues include bad debt expense elimination of $1.6 million and $0.6 million, respectively, for doubtful accounts and $32.0 million and $6.9 million, respectively, for contractual allowances. In a continued effort to refine our revenue recognition estimates, the Company practices the full retrospective approach, evaluating and analyzing the realizability of gross service revenues monthly, to make certain that we are properly allowing for bad debt and contractual adjustments.

Direct Cost of Revenue

Direct costs of revenue increased by $2.1 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase is related mostly to our Hospital Operations.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million, or 82.5%, compared to the same period a year ago. The increase was due to an increase in our Hospital Operations general and administrative expenses of $3.0 million, partially offset by a reduction in our Clinical Laboratory Operations general and administrative expenses of approximately $0.2 million and a reduction in our corporate general and administrative expense of approximately $0.4 million.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $0.2 million for the three months ended March 31, 2019 as compared to $0.3 million for the same period a year ago. The decrease was due to fully depreciating certain fixed assets during 2018.

Loss from Continuing Operations Before Other Income (Expense) and Income Taxes

Our operating loss increased by $0.8 million for the three months ended March 31, 2019, as compared to same period a year ago due to a reduction of $0.5 million in the operating loss of our Clinical Laboratory Operations and the decrease in Corporate’s general and administrative expenses of approximately $0.4 million, offset by the $1.7 million increase in the loss from our Hospital Operations.

Other Income (Expense)

Other income (expense) includes $0.6 million of a penalty for non-payment of a debenture that was due in March 2019 and $0.3 million from the loss on sale of receivables to a factor.

Gain on Bargain Purchase

Included in other income (expense) for the three months ended March 31, 2019 was a $0.3 million gain on the bargain purchase of Jellico Community Hospital acquired on March 5, 2019. The gain is associated with the intangible asset acquired in the acquisition.

Change in Fair Value of Derivative Instruments and Gain on Extinguishment of Debt

The change in fair value of derivative instruments was $0.1 million for the three months ended March 31, 2019 and related to the reduction in the conversion price of an outstanding debenture. The change in the fair value of derivative instruments for the three months ended March 31, 2018 was $139.8 million and was primarily due to the increase in the spread between the price of our common stock and the exercise/conversion prices of derivatives that were required to be treated as liabilities as of March 31, 2018.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $7.7 million, as compared to $3.3 million for the three months ended March 31, 2018. Interest expense for the three months ended March 31, 2019 included $3.5 million for the amortization of debt discount and deferred financial costs related to convertible debentures and warrants and $4.1 million for the modification of warrants. Interest expense in the three months ended March 31, 2018 included $4.5 million for the amortization of debt discount and deferred financing costs offset by approximately $1.2 million in reversal of accrued interest expense.

Net Loss from Continuing Operations

Our net loss from continuing operations decreased by $133.9 million, to $12.9 million for the three months ended March 31, 2019, as compared to $146.8 million for the three months ended March 31, 2018. The reduction was due primarily to the $0.3 million bargain purchase gain related to the Jellico Community Hospital acquisition on March 5, 2019 and a $139.7 million reduction in the change in fair value of derivative instruments, partially offset by an increase in the loss from continuing operations before other income (expense) and income taxes of $0.8 million, an increase in other expense of $0.9 million and an increase in interest expense of $4.3 million, among other items. We have made progress in expanding into a wider and more varied market place with our Hospital Operations, and that combined with aggressive consolidation and cost cutting is expected to reduce the losses incurred in the future.

The following table presents key financial metrics for our Hospital Operations segment:

	Three Months Ended March 31,
	2019	2018	Change	%
Hospital Operations
Net revenues	$5,105,265	$1,556,075	$3,549,190	228.1%
Operating expenses:
Direct costs of revenue	4,161,618	2,068,954	2,092,664	101.1%
General and administrative expenses	3,944,978	921,993	3,022,985	327.9%
Depreciation and amortization	173,776	37,728	136,048	360.6%

Loss from operations	$(3,175,107)	$(1,472,600)	$(1,702,507)	115.6%

Number of Patients Served	10,955	2,598	8,357	321.7%

Key Operating Measures - Net revenues per patient served:	$466.02	$598.95	$(132.93)	-22.2%

Key Operating Measures - Direct Costs per patient served:	$379.88	$796.36	$(416.48)	-52.3%

The following table presents key financial and operating metrics for our Clinical Laboratory Operations segment:

	Three Months Ended March 31,
	2019	2018	Change	%
Clinical Laboratory Operations
Net revenues	$85,385	$45,586	$39,799	87.3%
Operating expenses:
Direct costs of revenue	2,782	20,412	(17,630)	-86.4%
General and administrative expenses	258,471	485,783	(227,312)	-46.8%
Depreciation and amortization	49,662	295,474	(245,812)	-83.2%

Loss from operations	$(225,530)	$(756,083)	$530,553	-70.2%

Key Operating Measures - Revenues:
Insured tests performed	78	705	(627)	-88.9%
Net revenue per insured test (1)	$1,094.68	$64.66	$1,030.02	1593.0%
Revenue recognition percent of gross billings	11.0%	13.0%	-2.0%

Key Operating Measures - Direct Costs:
Total samples processed	19	1,935	(1,916)	-99.0%
Direct costs per sample	$146.42	$10.55	$135.87	1288.0%

(1)	Net revenue per insured test was impacted by the recovery of bad debt in the three months ended March 31, 2019. Excluding the effect of the recovery of bad debt, the net revenue per insured test was approximately $210.00. The reduction in insured tests performed in the three months ended March 31, 2019 negatively impacted our revenues by approximately $29,000, while the increase in net revenue per insured test was positively impacted by the recovery of bad debt in the amount of approximately $69,000. The increase in direct costs per sample resulted in an approximately $3,000 increase in direct costs of revenue, while the decrease in the number of samples processed resulted in an approximately $36,000 reduction in direct costs of revenue.

The decrease in general and administrative expenses is primarily due to the reduction in employee compensation and related costs, as we significantly reduced our headcount.

The following table presents key financial metrics for our Corporate group:

	Three Months Ended March 31,
	2019	2018	Change	%
Corporate

Operating expenses:
General and administrative expenses	$1,072,687	$1,483,028	$(410,341)	-27.7%
Depreciation and amortization	148	313	(165)	-52.7%

Loss from operations	$(1,072,835)	$(1,483,341)	$410,506	-27.7%

The decrease in general and administrative expenses is mainly the result of a $0.7 million reduction in stock based compensation expense, partially offset by an increase in costs associated with the acquisition of Jellico Community Hospital and CarePlus Center on March 5, 2019.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2019 and the year ended December 31, 2018, we financed our operations primarily from the sale of our equity securities, the issuance of debentures and advances from related parties and in the three months ended March 31, 2019 from the sale of accounts receivable to a factor. Future cash needs for working capital, capital expenditures and potential acquisitions will require management to seek additional equity or obtain additional credit facilities. The sale of additional equity will result in additional dilution to our stockholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time-to-time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, at March 31, 2019, we had $10,007 cash on hand from continuing operations, a working capital deficit of $49.4 million, an accumulated deficit of $552.3 million and a stockholders’ deficit of $47.9 million. In addition, we incurred a loss from continuing operations of $12.9 million for the three months ended March 31, 2019. As of the date of this report, our cash position is deficient and payments are not being made in the ordinary course. In addition, we have not repaid approximately $24.6 million of outstanding principal balance of debentures, including default penalties, which are past due. Our fixed operating expenses include payroll, rent, capital lease payments and other fixed expenses, as well as the costs required to operate our Hospital Operations. Our fixed operating expenses were approximately $2.5 million per month for the three months ended March 31, 2019.

We need to raise additional funds immediately and continue to do so until we begin to realize positive cash flow from operations. There can be no assurance that we will be able to achieve our business plan, which is to acquire and operate clusters of rural hospitals, raise any additional capital or secure the additional financing necessary to implement our current operating plan. Our ability to continue as a going concern is dependent upon our ability to significantly reduce our operating costs, increase our revenues and eventually regain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We received approximately $0.5 million in cash from issuances of debentures during the three months ended March 31, 2019. In addition, during the three months ended March 31, 2019, we entered into an accounts receivable factoring arrangement, as more fully discussed in Note 4 to the accompanying condensed consolidated financial statements, and Mr. Diamantis, a member of our board of directors, advanced the Company: (i) $0.7 million for the purchase of Jellico Community Hospital; $0.1 million for fees and expenses incurred in connection with the settlement of an accounts receivable prepaid forward purchase contract; and $1.3 million for working capital purposes of which we repaid $0.7 million in the three months ended March 31, 2019. Subsequent to March 31, 2019 and through September 30, 2019, Mr. Diamantis advanced the Company $9.9 million in connection with the settlement of the prepaid forward purchase contract and he loaned the Company $5.2 million, of which $1.8 million was used for fees and expenses incurred in connection with the settlement of the prepaid forward purchase contract and the remainder was used for working capital purposes. In addition, subsequent to March 31, 2019, we received $3.3 million from issuances of debentures and $1.6 million from the issuance of a promissory note and we entered into four additional accounts receivable factoring arrangements.

As of March 31, 2019, we were party to legal proceedings, which are presented in Note 15 to the accompanying unaudited condensed consolidated financial statements.

The following table presents our capital resources as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018	Change

Cash	$10,007	$6,870	$3,137
Working capital deficit	(49,367,013)	(39,293,904)	(10,073,109)
Total debt, excluding discounts and derivative liabilties	28,822,021	26,418,305	2,403,716
Capital lease obligations	688,467	762,208	(73,741)
Stockholders’ deficit	$(47,900,314)	$(39,167,864)	$(8,732,450)

The following table presents the major sources and uses of cash for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change

Cash used in operations	$(891,118)	$(2,341,193)	$1,450,075
Cash (used in) provided by investing activities	(700,854)	799,699	(1,500,553)
Cash provided by financing activities	1,595,109	1,576,590	18,519

Net change in cash	3,137	35,096	(31,959)
Cash and cash equivalents, beginning of the year	6,870	-	6,870
Cash and cash equivalents, end of the period	$10,007	$35,096	$(25,089)

The components of cash used in operations for the three months ended March 31, 2019 and 2018 are presented in the following table:

	Three Months Ended March 31,
	2019	2018	Change

Net loss from continuing operations	$(12,932,795)	$(146,786,377)	$133,853,582
Non-cash adjustments to income	8,501,199	145,300,383	(136,799,184)
Accounts receivable	(1,059,478)	(130,449)	(929,029)
Inventory	92,970	(14,115)	107,085
Accounts payable, checks issued in excess of bank balance and accrued expenses	4,730,795	(419,193)	5,149,988
(Loss) income from discontinued operations	(508,609)	421,793	(930,402)
Other	98,858	(14,976)	113,834
Net cash used in operating activities	(1,077,060)	(1,642,934)	565,874
Cash provided by (used in) discontinued operations	185,942	(698,259)	884,201
Cash used in operations	$(891,118)	$(2,341,193)	$1,450,075

The increase in cash used in investing activities for the three months ended March 31, 2019, is due to $0.7 million used for the acquisition of Jellico Community Hospital and approximately $42,000 in purchases of medical equipment. Cash provided by investing activities for the three months ended March 31, 2018, as presented in the table above, includes cash provided by discontinued operations, which included $800,000 received from the February 14, 2018 Common Stock Purchase Agreement with two investors pursuant to which the Company agreed to sell an aggregate of 200,000 shares of common stock of NanoVibronix, Inc. owned by the Company at a purchase price of $4.00 per share. The Company had acquired the shares as a result of an investment originally made in 2011.

Cash provided by financing activities for the three months ended March 31, 2019 included $1.4 million in advances from a related party, $0.5 million from the issuances of debentures and $0.6 million in proceeds from the sale of accounts receivable to a factor. Partially offsetting these cash receipts were $0.7 in payments of related party advances, $0.1 million in payments of accounts receivable to a factor and $0.1 million of capital lease obligation payments. Cash provided by financing activities for the three months ended March 31, 2018 consisted of $2.0 million received from the issuance of a debenture, partially offset by $60,000 of related party payments, net of advances, and repayment of capital lease obligations in the amount of $0.4 million.

The terms of certain of the warrants, convertible preferred stock and convertible debentures issued by the Company provide for reductions in the per share exercise prices of the warrants and the per share conversion prices of the debentures and preferred stock (if applicable and subject to a floor in certain cases), in the event that the Company issues common stock or common stock equivalents (as that term is defined in the agreements) at an effective exercise/conversion price that is less than the then exercise/conversion price of the outstanding warrants, preferred stock or debentures, as the case may be. In addition, the majority of these equity-based securities contain exercise/conversion prices that vary based upon the price of the Company’s common stock on the date of exercise/conversion (see Notes 8, 11, 12 and 13 to the accompanying unaudited condensed consolidated financial statements). These provisions have resulted in significant dilution of the Company’s common stock and have given rise to reverse splits of the Company’s common stock. As a result of these down round provisions, the potential common stock equivalents totaled 756.6 billion as of September 30, 2019.

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

As of March 31, 2019, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In our Annual Report on Form 10-K for the year ended December 31, 2018, we identified material weaknesses in our internal control over financial reporting as a result of not properly performing an effective risk assessment or monitoring of our internal controls over financial reporting. With the acquisitions of Big South Fork, Jamestown and Jellico Hospitals, there are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. As of March 31, 2019, we concluded that these material weaknesses continued to exist.

The Company expects to continue to make improvements on the integration of information issues in 2019 as we plan to move towards securing a prompt and accurate reporting system. The Company is continuing to further remediate the material weaknesses identified above as its resources permit. The Company is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal accounting department; (ii) beginning the process of converting to a new integrated accounting system to enhance controls and procedures for recording accounting transactions; and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department, including independent review of material cash disbursements.

Notwithstanding such material weakness, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

(b)	Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time-to-time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings related to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. The Company operates in a highly regulated industry which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company’s financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims, which are presented in Note 15 to the accompanying unaudited condensed consolidated financial statements.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the 2018 Form 10-K which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company had $1,984,000 principal amount of March Debentures issued March 21, 2017 and due on March 21, 2019 outstanding on the maturity date. These debentures have not been paid and remain outstanding, accruing interest at the default rate of 18% per annum. Per the terms of the debentures, the Company accrued a default penalty of approximately $0.6 million as a result of the default.

The Company had $17,050,000 principal amount of debentures due September 19, 2019 outstanding on the maturity date. These debentures have not been paid and remain outstanding, accruing interest at the default rate of 18% per annum. In addition, the Company will incur a default penalty of approximately $5.1 million as a result of the payment default.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

10.166	Asset Purchase Agreement, dated as of February 22, 2019, by and among Jellico Community Hospital, Inc., CarePlus Rural Health Clinic, LLC, Jellico Medical Center, Inc., Community Hospital Corporation and Rennova Health, Inc. (incorporated by reference to Exhibit 10.173 of the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019).

31.1	Rule 13a-14(a) Certification by the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification by the Principal Financial Officer.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Link base Document

101.DEF	XBRL Definition Link base Document

101.LAB	XBRL Label Link base Document

101.PRE	XBRL Presentation Link base Document

*Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENNOVA HEALTH, INC.

Date: November 12, 2019	By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

